Form 10QSB
period 1995-06-30
QUALITY SYSTEMS INC
filed 1995-08-10
CIK 708818

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________
                                   FORM 10-QSB
     (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE [ X ] SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995
                                    _____________
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     [   ]  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ______________ to  ___________________

                         Commission file number 0-13801
                                                _______

                             QUALITY SYSTEMS, INC.
       _________________________________________________________________
       (Exact name of small business issuer as specified in its charter)

           California                                      95-2888568
     _______________________________                 ___________________
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     17822 East 17th Street, Tustin, California                    92680
     __________________________________________                  __________
      (Address of principal executive offices)                   (Zip Code)

     Issuer's telephone number, including area code: (714) 731-7171
                                                     ______________
                          NOT APPLICABLE
        ________________________________________________________________
        (Former name, former address and former fiscal year, if changed, since last year)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                Yes   XX       No
                    _____         _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              4,535,866 shares of Common Stock, $.01 par value,
                             as of August 8, 1995

                         PART I  FINANCIAL INFORMATION
                         ------  ---------------------
     Item 1.  Financial Statements
     -----------------------------
                             QUALITY SYSTEMS, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                     June 30,    March 31,
                                                -------------  -----------
                                                      1995         1995
                                                -------------  -----------
     Current assets:
      Cash and cash equivalents                 $   5,651,700  $ 6,085,300
      Short-term investments                          766,800    1,237,200
      Accounts receivable, net                      3,708,600    2,996,500
      Inventories                                     842,900      782,900
      Deferred tax asset                              162,800      199,000
      Other current assets                             49,400       74,300
                                                -------------  -----------
          Total current assets                     11,182,200   11,375,200
     Equipment and improvements, net                  504,600      535,300
     Capitalized software costs, net                  528,800      501,300
     Investment Clinitec International, Inc.          990,100         -
     Cash surrender value of life insurance           229,500      185,100
     Other assets                                      77,000       70,900
                                                -------------  -----------
          Total assets                          $  13,512,200  $12,667,800
                                                =============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Accounts payable                          $     961,300  $   597,400
      Accrued payroll and related expenses            419,700      427,100
      Accrued expenses                                462,000      492,400
      Deferred service revenue                        981,800      951,500
      Deferred compensation                           229,500      185,100
      Estimated costs to complete system
        installations                                 227,100      216,500
      Income taxes payable                            354,900      473,400
                                                  -----------  -----------
          Total current liabilities                 3,636,300    3,343,400
     Deferred tax liability                           129,800      136,800
                                                  -----------  -----------
          Total liabilities                         3,766,100    3,480,200
                                                  -----------  -----------
     Stockholders' equity:
      Common stock, $.01 par value, 20,000,000
        shares authorized, 4,535,866 shares
        issued and outstanding                         45,400       45,400
      Additional paid-in capital                    5,977,600    5,977,600
      Unrealized loss on available-for-sale
        securities                                    (61,700)     (83,000)
      Retained earnings                             3,784,800    3,247,600
                                                  -----------  -----------
          Total stockholders' equity                9,746,100    9,187,600
                                                  -----------  -----------
          Total liabilities and stockholders'
           equity                                 $13,512,200  $12,667,800
                                                  ===========  ===========


                               QUALITY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended
                                                  ------------------------
                                                           June 30,
                                                      1995         1994
                                                  -----------  -----------
     Net revenues:
      Sales of computer systems,
         upgrades and supplies                    $ 2,123,700  $ 1,582,000
      Maintenance and other services                1,680,700    1,491,200
                                                  -----------  -----------
                                                    3,804,400    3,073,200
                                                  -----------  -----------
     Costs and expenses:
      Cost of products and services                 1,713,400    1,651,800
      Selling, general and
        administrative                                925,900      835,800
      Research and development                        355,000      329,800
                                                  -----------  -----------
                                                    2,994,300    2,817,400
                                                  -----------  -----------
     Income from operations                           810,100      255,800
     Interest and investment
       income (loss)                                  103,800      (11,600)
     Equity loss                                       (9,900)        -
                                                  -----------  -----------
     Income before income tax provision               904,000      244,200
     Income tax provision                             366,800       43,800
                                                  -----------  -----------
     Net income                                   $   537,200  $   200,400
                                                  ===========  ===========

     Earnings per share:
          Primary                                       $.11         $.04
          Fully diluted                                 $.11         $.04

     Equivalent number of
       shares outstanding:
          Primary                                   4,702,047    4,666,136
          Fully diluted                             4,730,540    4,666,136









     The accompanying notes are an integral part of the financial statements.

                             QUALITY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     Three Months Ended
                                                ---------------------------
                                                         June 30
                                                    1995          1994
                                                ------------  -------------
     Cash flows from operating activities:
      Net income                                  $ 537,200     $ 200,400
      Adjustments to reconcile net
        income to net cash provided by
        (used in) operating activities:
          Depreciation and amortization
            of equipment and improvements            58,200        57,900
          Amortization of capitalized
            software costs                           59,400        46,400
          Realized (gains) losses from sales
            of short-term investments               (56,700)       81,000
          Unrealized gains on trading securities    (38,200)      (11,100)
          Equity loss                                 9,900          -
          Deferred income taxes                      29,200          -
          Changes in:
            Accounts receivable                    (712,100)     (443,600)
            Inventories                             (60,000)      (99,700)
            Other current assets                     24,900        25,600
            Accounts payable                        363,900       187,900
            Accrued expenses                        (37,800)      (29,800)
            Deferred service revenue                 30,300        37,000
            Estimated costs to complete
              system installations                   10,600       (11,100)
            Income taxes payable and taxes
              related to equity accounts           (134,800)       43,800
                                                   ---------     ---------
     Net cash provided by operating activities       84,000        84,700
                                                   ---------     ---------
     Cash flows from investing activities:
        Proceeds from sales of short-term
           investments                              630,400     3,801,900
        Purchases of short-term investments         (27,500)   (2,281,900)
        Additions to equipment and
           improvements, net                        (27,500)      (28,400)
        Additions to capitalized software
           costs                                    (86,900)      (50,200)
        Investment in Clinitec
          International, Inc.                    (1,000,000)         -
        Change in other assets                       (6,100)       29,300
                                                   ---------     ---------
     Net cash provided by (used in) investing
           activities:                             (517,600)    1,470,700
                                                  ----------    ----------
     Cash flows from financing activities:
        Proceeds from exercise of
          stock options                                -            3,400
                                                  ----------    ----------
     Net increase (decrease) in cash and
        cash equivalents                           (433,600)    1,558,800
                                                  ----------    ----------
     Cash and cash equivalents, beginning of
        period                                    6,085,300     1,092,900
                                                  ----------    ----------
     Cash and cash equivalents, end of period    $5,651,700    $2,651,700
                                                 ===========   ===========




     Supplemental information - During the three months ended June 30, 1995 and 1994 the Company made income tax payments of $472,500 and $9,600 respectively.


     The accompanying notes are an integral part of the financial statements.

                             QUALITY SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             June 30, 1995 and 1994


     NOTE 1 - BASIS OF PRESENTATION
     ------   ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-QSB and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 1995. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

     Item 2.  Management's Discussion and Analysis of Financial Condition
     -------  -----------------------------------------------------------
              and Results of Operations
              -------------------------

     Results of Operations
     ---------------------

     Three months ended June 30, 1995 compared to three months ended
     ---------------------------------------------------------------
     June 30, 1994
     -------------

          Revenues increased $731,200 from $3,073,200 in the three months ended June 30, 1994 to $3,804,400 in the three months ended June 30, 1995, an increase of 24%. Sales of computer systems, upgrades and supplies increased $541,700, from $1,582,000 in the same quarter of last year to $2,123,700 in the current quarter. The increase was due primarily to increased sales of larger systems. Revenues from maintenance and others services increased 13%, from $1,491,200 in the quarter ended June 30, 1994 to $1,680,700 in the current quarter. The increase was due to increases in maintenance revenues from a larger installed base and in time and material billings for additional services.

          Cost of products and services, as a percentage of revenues, decreased from 54% for the quarters ended June 30, 1994 to 45% for the quarter ended June 30, 1995 due to changes in sales mix. Selling, general and administrative expenses increased from $835,800 in the same quarter of last year to $925,900 in the current quarter, due to an increase in selling expense. The increase in selling expense results from hiring additional sales personnel in the third quarter of the prior year. However, the increase in selling expense was more than compensated for by increased sales during the current quarter, with the result that selling, general and administrative expenses, as a percentage of revenues, decreased from 27% to 24%. Research and development expenditures increased from $329,800 to $355,000 as the Company maintained its commitment to continually enhance the functionality and flexibility of its systems.

          Interest and investment income was $103,800 for the quarter ended June 30, 1995 compared to a loss of $11,600 for the quarter ended June 30, 1994. Investment results in the current quarter represent an annualized yield of about 6% on the Company's average combined balances for cash and cash equivalents and short-term investments. Interest and investment income for the quarter ended June 30, 1994 included realized losses from sales of short-term investments of $81,000 and unrealized losses from trading securities of $10,100, which more than offset other interest and investment income.

     Liquidity and Capital Resources
     -------------------------------

          A comparison of the Company's balance sheet amounts for cash and cash equivalents and for short-term investments at June 30, 1995 with the comparable balances at March 31, 1995 is as follows:


                                     June 30,     March 31,
                                      1995          1995      Decrease
                                   ----------    ----------   ----------
      Cash and cash equivalents    $5,651,700    $6,085,300   ($433,600)
      Short-term investments          766,800     1,237,200   ( 470,400)
                                   ----------    ----------   ----------
                                   $6,418,500    $7,322,500   ($904,000)

          The decrease of $904,000 was due primarily to an acquisition of a 25% ownership position in Clinitec International, Inc. for $1,000,000. Net cash from operating activities during the quarter ended June 30, 1995 was $84,000. Positive cash flows from net income of $537,200 and an increase in accounts payable of $363,900 were largely offset by an increase in accounts receivable of $712,100. The increase in accounts receivable was due to the increase in revenues as previously discussed.

          The Company generally receives substantially all of the cash months after a computer system or enhancement is delivered. The Company structures its maintenance contracts so that billings under the contract are made on a monthly basis and in advance of the period of coverage.

          The Company believes that cash generated from operations, cash on hand and short-term investments readily convertible into cash will provide sufficient liquidity to provide continued working capital for operations for the foreseeable future. Due to its available cash resources, the Company has not relied on borrowings to meet its working capital requirements.

          The Company is not capital intensive and has traditionally purchased and capitalized only equipment which is to be used for in-house hardware and software development and testing efforts.

          Technological improvements in the computer industry have often resulted in price declines for hardware and other electronic components which have lessened the impact of inflation.

                           PART II. OTHER INFORMATION
                           -------- ------------------


     Item  6. Exhibits and Reports on Form 8-K
     -----------------------------------------

       (a)    Exhibits:  None
              ---------

       (b)    Reports on Form 8-K:  None
              --------------------

         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUALITY SYSTEMS, INC.


     Date August 9, 1995              By       /s/ Sheldon Razin
          ---------------               ----------------------------------
                                        Sheldon Razin
                                        President and Chairman
                                        of the Board of Directors;
                                        Principal Executive Officer



     Date August 9, 1995              By       /s/ Irma G. Carmona
          ---------------               ----------------------------------
                                        Irma G. Carmona
                                        Corporate Controller;
                                        Principal Accounting Officer

