Form 10QSB/A
period 1995-06-30
QUALITY SYSTEMS INC
filed 1995-10-30
CIK 708818

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

              4,535,866 shares of Common Stock, $.01 par value,
                             as of August 8, 1995

                             Exhibit Index on sequentially numbered Page 11

                                      -1-                      Page 1 of 12

                           PART II. OTHER INFORMATION
                           -------- ------------------


     Item  6. Exhibits and Reports on Form 8-K
     -----------------------------------------

       (a)    Exhibits:
              ---------

              The Exhibits listed on the accompanying Index to Exhibits on page 11 are file as part of this report.


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
                                        Irma G. Carmona
                                        Corporate Controller;
                                        Principal Accounting Officer

                               INDEX TO EXHIBITS




                                                                 Sequential
                                                                       Page
        Exhibit                                                         No.
        -------                                                  ----------


          27.0  Finanical Data Schedule, is filed herewith.             12