Form 10QSB
period 1995-09-30
QUALITY SYSTEMS INC
filed 1995-11-09
CIK 708818

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________
                                   FORM 10-QSB
     (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE [ X ] SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995
                                    __________________
                                       OR

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

              4,589,241 shares of Common Stock, $.01 par value,
                             as of November 8, 1995

                             Exhibit Index on sequentially numbered Page 11

                         PART I  FINANCIAL INFORMATION
                         ------  ---------------------
     Item 1.  Financial Statements
     -----------------------------
                             QUALITY SYSTEMS, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                September 30,    March 31,
                                                     1995          1995
                                                 -------------  -----------
     Current assets:
      Cash and cash equivalents                 $   5,008,300  $ 6,085,300
      Short-term investments                        1,286,700    1,237,200
      Accounts receivable, net                      4,721,400    2,996,500
      Inventories                                     763,800      782,900
      Deferred tax asset                              104,300      199,000
      Other current assets                             78,200       74,300
                                                -------------  -----------
          Total current assets                     11,962,700   11,375,200
     Equipment and improvements, net                  491,700      535,300
     Capitalized software costs, net                  587,400      501,300
     Investment, Clinitec International, Inc.         982,300         -
     Cash surrender value of life insurance           270,400      185,100
     Other assets                                      68,500       70,900
                                                -------------  -----------
          Total assets                          $  14,363,000  $12,667,800
                                                =============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Accounts payable                          $   1,014,300  $   597,400
      Accrued payroll and related expenses            555,100      427,100
      Accrued expenses                                489,000      492,400
      Deferred service revenue                      1,010,500      951,500
      Deferred compensation                           270,400      185,100
      Estimated costs to complete system
        installations                                 247,000      216,500
      Income taxes payable                            175,600      473,400
                                                  -----------  -----------
          Total current liabilities                 3,761,900    3,343,400
     Deferred tax liability                           130,200      136,800
                                                  -----------  -----------
          Total liabilities                         3,892,100    3,480,200
                                                  -----------  -----------
     Stockholders' equity:
      Common stock, $.01 par value,
        20,000,000 shares authorized, 4,569,241
         and 4,535,866 shares issued and
          outstanding respectively                     45,700       45,400
      Additional paid-in capital                    6,169,400    5,977,600
      Unrealized loss on available-for-sale
        securities                                    (56,800)     (83,000)
      Retained earnings                             4,312,600    3,247,600
                                                  -----------  -----------
          Total stockholders' equity               10,470,900    9,187,600
                                                  -----------  -----------
          Total liabilities and stockholders'
           equity                                 $14,363,000  $12,667,800
                                                  ===========  ===========

                             QUALITY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                Three Months Ended    Six Months Ended
                               --------------------- ---------------------
                                   September 30,         September 30,
                                  1995       1994       1995       1994
                               ---------- ---------- ---------- ----------
     Net revenues:
      Sales of computer
       systems, upgrades
       and supplies            $2,523,700 $1,147,500 $4,647,400 $2,729,500
      Maintenance and other
       services                 1,659,600  1,646,300  3,340,300  3,137,500
                               ---------- ---------- ---------- ----------
                                4,183,300  2,793,800  7,987,700  5,867,000
     Costs and expenses:       ---------- ---------- ---------- ----------
      Cost of products and
       services                 2,071,500  1,456,400  3,784,900  3,108,200
      Selling, general and
       administrative           1,001,500    844,000  1,927,400  1,679,800
      Research and development    301,200    386,600    656,200    716,400
                               ---------- ---------- ---------- ----------
                                3,374,200  2,687,000  6,368,500  5,504,400
                               ---------- ---------- ---------- ----------
     Income from operations       809,100    106,800  1,619,200    362,600
     interest and investment
      income                      100,500    132,300    204,300    120,700
     Equity loss                   (7,800)      -       (17,700)      -
                               ---------- ---------- ---------- ----------
     Income before income
       tax provision              901,800    239,100  1,805,800    483,300
     Income tax provision         374,000     54,000    740,800     97,800
                               ---------- ---------- ---------- ----------
     Net income                $  527,800 $  185,100 $1,065,000 $  385,500
                               ========== ========== ========== ==========

     Earnings per share:
          Primary                 $.12       $.04       $.23       $.08
          Fully diluted           $.12       $.04       $.23       $.08

     Equivalent number of
       shares outstanding:
          Primary               4,699,853  4,632,295  4,678,777  4,642,913
          Fully diluted         4,714,491  4,644,562  4,709,550  4,642,913








     The accompanying notes are an integral part of the financial statements.

                             QUALITY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Six Months Ended
                                                --------------------------
                                                       September 30
                                                    1995          1994
                                                ------------  ------------
     Cash flows from operating activities:
      Net earnings                               $1,065,000     $ 385,500
      Adjustments to reconcile net
        earnings to net cash provided
        by (used in) operating activities:
          Depreciation and amortization
            of equipment and improvements           110,700       114,800
          Amortization of capitalized
            software costs                          127,300        94,600
          Realized (gains) losses from sales
            of short-term investments                11,200       135,200
          Unrealized gains on trading securities    (33,300)     (170,600)
          Equity loss                                17,700          -
          Deferred income taxes                      88,100          -
          Changes in:
            Accounts receivable                  (1,724,900)       99,500
            Inventories                              19,100        49,100
            Other current assets                     (3,900)       (9,000)
            Accounts payable                        416,900      (171,700)
            Accrued expenses                        124,600       (40,800)
            Deferred service revenue                 59,000        60,500
            Estimated costs to complete
              system installations                   30,500       (81,600)
            Income taxes payable, and taxes
              related to equity accounts           (179,800)       97,800
                                                   ---------     ---------
     Net cash provided by operating activities      128,200       563,300
                                                   ---------     ---------
     Cash flows from investing activities:
        Proceeds from sales of short-term
           investments                            1,068,400     6,784,800
        Purchases of short-term investments      (1,049,500)   (5,605,000)
        Net additions to equipment and
           improvements, net                        (67,100)      (48,700)
        Additions to capitalized software
           costs                                   (213,400)      (76,700)
        Investment in Clinitec                   (1,000,000)         -
        Change in other assets                        2,400        30,200
                                                   ---------     ---------
     Net cash provided by (used in) investing
           activities:                           (1,259,200)    1,084,600
                                                  ----------    ----------
     Cash flows from financing activities:
        Proceeds from exercise of
          stock options                              54,000        44,200
                                                 -----------   -----------
     Net increase (decrease) in cash and
        cash equivalents                         (1,077,000)    1,692,100
                                                 -----------   -----------
     Cash and cash equivalents, beginning of
        period                                    6,085,300     1,092,900
                                                 -----------   -----------
     Cash and cash equivalents, end of period    $5,008,300    $2,785,000
                                                 ===========   ===========




     Supplemental information - During the six months ended September 30, 1995 and 1994 the Company made income tax payments of $832,500 and $9,600, respectively.

     The accompanying notes are an integral part of the financial statements.

                             QUALITY SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                          September 30, 1995 and 1994


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


     NOTE 2 - EARNINGS PER SHARE
     ------   ------------------

          Earnings per share for the six months ended September 30, 1995 and September 30, 1994 was computed based on the weighted average number of shares actually outstanding, plus the shares that would be outstanding, using the treasury stock method, assuming the exercise of all outstanding options which were considered to be common stock equivalents. Primary and fully diluted net earnings per share amounts are based on weighted average number of shares outstanding of 4,678,777 and 4,709,550 for September 30, 1995 respectively and 4,642,913 for both primary and fully diluted net earnings per share for September 30, 1994.

     Item 2.  Management's Discussion and Analysis of Financial Condition
     -------  -----------------------------------------------------------
              and Results of Operations
              -------------------------

     Results of Operations
     ---------------------

     Three months ended September 30, 1995 compared to three months ended
     --------------------------------------------------------------------
     September 30, 1994.
     -------------------

          Revenues increased to $4,183,300, for the three months ended September 30, 1995, a 50% increase over the revenues of $2,793,800 for the three months ended September 30, 1994. Sales of computer systems, upgrades and supplies increased $1,376,200, from $1,147,500 in the same quarter of last year to $2,523,700 in the current quarter. The increase was due to both increased sales of larger systems and to increased sales of upgrades. Revenues from maintenance and other services increased nominally, from $1,646,300 in the quarter ended September 30, 1994 to $1,659,600 in the current quarter. There was an $87,400 increase in maintenance revenues, but revenues from time and material billings for additional services was down slightly from the same quarter of last year.

          Costs of products and services, as a percentage of revenues, decreased from 52% for the quarter ended September 30, 1994 to 50% for the quarter ended September 30, 1995 due to changes in sales mix. Selling, general and administrative expenses increased from $844,000 in the same quarter of last year to $1,001,500 in the current quarter, due to an increase in selling expense of $62,900 and an increase in general and administrative expense of $94,600. However, these increases were more than compensated for by increased sales during the current quarter, with the result that selling, general and administrative expenses, as a percentage of revenues, decreased from 30% to 24%. Research and development expenditures decreased from $386,600 to $301,200 due to a redeployment of staff to capitalized software projects. The expenditures for capitalized software increased from $26,500 in the three months ended September 30, 1994 to $126,500 in the three months ended September 30, 1995.

          Interest and investment income was $100,500 for the quarter ended September 30, 1995 compared to investment and interest income of $132,300 for the quarter ended September 30, 1994. Investment results in the current quarter represent an annualized yield of about 6% on the Company's average combined balances for cash and cash equivalents and short-term investments.

     Six months ended September 30, 1995 compared to six months ended
     ----------------------------------------------------------------
     September 30, 1994.
     -------------------

          Revenues increased to $7,987,700 for the six months ended September 30, 1995, a 36% increase over the revenues of $5,867,000 for the six months ended September 30, 1994. Sales of computer systems, upgrades and supplies increased $1,917,900, from $2,729,500 in the prior year to $4,647,400 in the current year, for the same reasons as discussed above. Revenues from maintenance and other services increased $202,800, from $3,137,500 in the prior year to $3,340,300 in the current year, with most of the increase attributable to an increase in recurring maintenance revenues.

          Costs of products and services, as a percentage of revenues, decreased from 53% for the six months ended September 30, 1994 to 47% for the six months ended September 30, 1995 and selling, general and administrative expenses decreased from 29% to 24% for the same reasons as discussed above.

          Interest and investment income was $204,300 for the six months ended September 30, 1995 compared to $120,700 for the six months ended September 30, 1994. Current year investment results represent an annualized yield of about 6% on the Company's combined balances for cash and cash equivalents and short-term investments. Interest and investment income for the six months ended September 30, 1994 included prior year first quarter realized losses from sales of short-term investments of $81,000 and unrealized losses from trading securities of $10,100.

     Liquidity and Capital Resources
     -------------------------------

          A comparison of the Company's balance sheet amounts for cash and cash equivalents and for short-term investments at September 30, 1995 with the comparable balances at March 31, 1995 is as follows:

                                  September 30,   March 31,    Increase
                                      1995          1995      (Decrease)
      Cash and cash equivalents    $5,008,300    $6,085,300 ($1,077,000)
      Short-term investments        1,286,700     1,237,200      49,500
                                   ----------    ----------  ------------
                                   $6,295,000    $7,322,500  ($1,027,500)

          The decrease of $1,027,500 was due primarily to an acquisition of a 25% ownership position in Clinitec International, Inc. for $1,000,000. Net cash from operating activities during the six months ended September 30, 1995 was $128,200. Positive cash flows from net income of $1,065,000, and an increase in accounts payable of $416,900, were more then offset by an increase in accounts receivable of $1,724,900. The increase in accounts receivable was due to technical delays in collecting $578,000 from one large client, which was subsequently collected in October 1995, and to the increase in revenues as previously discussed.

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


                                             QUALITY SYSTEMS, INC.

     Date November 8, 1995            By       /s/ Sheldon Razin
          ----------------              ----------------------------------
                                        Sheldon Razin
                                        President and Chairman
                                        of the Board of Directors;
                                        Principal Executive Officer



     Date November 8, 1995            By       /s/ Irma G. Carmona
          ----------------              ----------------------------------
                                        Irma G. Carmona
                                        Corporate Controller;
                                        Principal Accounting Officer



                               INDEX TO EXHIBITS




                                                                 Sequential
                                                                       Page
        Exhibit                                                         No.
        -------                                                  ----------




          11.0  Earnings per share computation, is filed herewith       12

          27.0  Financial Data Schedule, is filed herewith.             13

                                  EXHIBIT 11.0
                                  ------------






          Earnings per share for the six months ended September 30, 1995 and September 30, 1994 was computed based on the weighted average number of shares actually outstanding, plus the shares that would be outstanding, using the treasury stock method, assuming the exercise of all outstanding options which were considered to be common stock equivalents. Primary and fully diluted net earnings per share amounts are based on weighted average number of shares outstanding of 4,678,777 and 4,709,550 for September 30, 1995 respectively and 4,642,913 for both primary and fully diluted net earnings per share for September 30, 1994.