Form 10QSB
period 1995-12-31
QUALITY SYSTEMS INC
filed 1996-02-14
CIK 708818

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________
                                   FORM 10-QSB
     (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE [ X ] SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995
                                    _________________
                                       OR

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

              4,638,491 shares of Common Stock, $.01 par value,
                             as of February 12, 1996

                         PART I  FINANCIAL INFORMATION
                         ------  ---------------------
     Item 1.  Financial Statements
     -----------------------------

                             QUALITY SYSTEMS, INC.

                                 BALANCE SHEETS



                                     ASSETS


                                                 December 31,    March 31,
                                                     1995          1995
                                                -------------  -----------
      Current assets:
      Cash and cash equivalents                 $   6,396,800  $ 6,085,300
      Short-term investments                        1,265,200    1,237,200
      Accounts receivable, net                      4,364,900    2,996,500
      Inventories                                     724,600      782,900
      Deferred tax asset                                 -         199,000
      Prepaid income taxes                             93,600         -
      Other current assets                             61,800       74,300
                                                -------------  -----------
          Total current assets                     12,906,900   11,375,200
     Equipment and improvements, net                  466,900      535,300
     Capitalized software costs, net                  579,500      501,300
     Investment, Clinitec International, Inc.         985,800         -
     Cash surrender value of life insurance           316,200      185,100
     Deferred offering costs                           68,400         -
     Other assets                                      61,900       70,900
                                                -------------  -----------
          Total assets                          $  15,385,600  $12,667,800
                                                =============  ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
      Accounts payable                          $     942,900  $   597,400
      Accrued payroll and related expenses            492,900      427,100
      Accrued expenses                                474,600      492,400
      Deferred service revenue                      1,030,300      951,500
      Deferred compensation                           316,200      185,100
      Estimated costs to complete system
        installations                                 336,800      216,500
      Deferred tax liability                           10,900         -
      Income taxes payable                               -         473,400
                                                  -----------  -----------
          Total current liabilities                 3,604,600    3,343,400
     Deferred tax liability                           100,100      136,800
                                                  -----------  -----------
          Total liabilities                         3,704,700    3,480,200
                                                  -----------  -----------

     Shareholders' equity:
      Common stock, $.01 par value,
        20,000,000 shares authorized, 4,638,491
         and 4,535,866 shares issued and
          outstanding respectively                     46,400       45,400
      Additional paid-in capital                    6,763,600    5,977,600
      Unrealized loss on available-for-sale
        securities, net of tax benefit of
         $35,400 and $63,300 respectively            (46,400)     (83,000)
      Retained earnings                             4,917,300    3,247,600
                                                  -----------  -----------
          Total shareholders' equity               11,680,900    9,187,600
                                                  -----------  -----------
          Total liabilities and shareholders'
           equity                                 $15,385,600  $12,667,800
                                                  ===========  ===========



     The accompanying notes are an integral part of the financial statements.

                             QUALITY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended    Nine Months Ended
                               --------------------- ---------------------
                                   December 31,          December 31,
                                  1995       1994       1995       1994
                               ---------- ---------- ---------- ----------
     Net revenues:
      Sales of computer
       systems, upgrades
       and supplies            $2,514,200 $1,165,800 $7,161,600 $3,895,300
      Maintenance and other
       services                 1,819,100  1,588,900  5,159,400  4,726,400
                               ---------- ---------- ---------- ----------
                                4,333,300  2,754,700 12,321,000  8,621,700
     Cost of products and
       services                 2,080,500  1,389,900  5,865,400  4,498,100
                               ---------- ---------- ---------- ----------
     Gross profit               2,252,800  1,364,800  6,455,600  4,123,600
                               ---------- ---------- ---------- ----------
     Operating expenses:
      Selling, general and
       administrative             919,400    901,600  2,846,800  2,581,400
      Research and development    464,300    393,200  1,120,500  1,109,600
                               ---------- ---------- ---------- ----------
                                1,383,700  1,294,800  3,967,300  3,691,000
                               ---------- ---------- ---------- ----------
     Earnings from operations     869,100     70,000  2,488,300    432,600
     Interest and investment
      income                      135,000    129,100    339,300    249,800
     Equity in loss of Clinitec
      International, Inc.         (23,300)      -       (41,000)      -
                               ---------- ---------- ---------- ----------
     Earnings before income
      tax provision               980,800    199,100  2,786,600    682,400
     Income tax provision         376,100     60,300  1,116,900    158,100
                               ---------- ---------- ---------- ----------
     Net earnings              $  604,700 $  138,800 $1,669,700 $  524,300
                               ========== ========== ========== ==========

     Earnings per share:
          Primary                $ .13      $ .03       $ .35      $ .11
          Fully diluted          $ .13      $ .03       $ .35      $ .11
                                 =======    =======     =======    =======
     Equivalent number of
       shares outstanding:
          Primary              4,725,007  4,628,550   4,708,996  4,640,509
          Fully diluted        4,728,314  4,628,550   4,724,448  4,640,509
                              ========== ==========  ========== ==========


     The accompanying notes are an integral part of the financial statements.

                             QUALITY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Nine Months Ended
                                                --------------------------
                                                        December 31
                                                    1995          1994
                                                ------------  ------------
     Cash flows from operating activities:
      Net earnings                               $1,669,700     $ 524,300
      Adjustments to reconcile net
        earnings to net cash provided
        by (used in) operating activities:
          Depreciation and amortization
            of equipment and improvements           161,400       166,400
          Amortization of capitalized
            software costs                          203,000       145,200
          Realized (gains) losses from sales
            of short-term investments                 8,600       (28,200)
          Unrealized gains on trading securities    (54,700)      (92,500)
          Equity in loss of Clinitec
            International, Inc.                      41,000          -
          Gain on sales of fixed assets              (8,300)         -
          Deferred income taxes                     173,200       (91,300)
          Changes in:
            Accounts receivable                  (1,368,400)      (60,500)
            Inventories                              58,300         4,300
            Other current assets                     12,500         1,500
            Accounts payable                        345,500      (196,400)
            Accrued expenses                         48,000        30,500
            Deferred service revenue                 78,800        72,200
            Estimated costs to complete
              system installations                  120,300      (145,300)
            Income taxes payable, and taxes
              related to equity accounts             33,000       249,400
                                                ------------  ------------
     Net cash provided by operating activities    1,521,900       579,600
                                                ------------  ------------
     Cash flows from investing activities:
        Proceeds from sales of short-term
           investments                            1,092,400    10,343,800
        Purchases of short-term investments      (1,009,700)   (8,500,600)
        Net additions to equipment and
           improvements, net                       (101,400)      (71,100)
        Additions to capitalized software
           costs                                   (281,200)     (136,100)
        Proceeds from sales of fixed assets          16,700          -
        Investment in Clinitec                   (1,026,800)         -
        Increase in deferred offering costs         (68,400)         -
        Change in other assets                        9,000        31,500
                                                ------------  ------------
     Net cash provided by (used in) investing
           activities:                           (1,369,400)    1,667,500
                                                ------------  ------------
     Cash flows from financing activities:
        Proceeds from exercise of
          stock options                             159,000        44,200
                                                 -----------   -----------
     Net increase (decrease) in cash and
        cash equivalents                            311,500     2,291,300
     Cash and cash equivalents, beginning of
        period                                    6,085,300     1,092,900
                                                 -----------   -----------
     Cash and cash equivalents, end of period    $6,396,800    $3,384,200
                                                 ===========   ===========




     Supplemental information - During the nine months ended December 31, 1995 and 1994 the Company made income tax payments of $910,700 and $9,900 respectively.


     The accompanying notes are an integral part of the financial statements.

                             QUALITY SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1995 and 1994


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


     NOTE 2 - EARNINGS PER SHARE
     ------   ------------------

          Earnings per share for the nine months ended December 31, 1995 and December 31, 1994 was computed based on the weighted average number of shares actually outstanding, plus the shares that would be outstanding, using the treasury stock method, assuming the exercise of all outstanding options which were considered to be common stock equivalents.


     NOTE 3 - RELATED PARTY TRANSACTION
     ------   -------------------------

          The Company sold a computer system for $334,600 to Heart Institute of Nevada during the quarter ended December 31, 1995. John Bowers, M.D., the Founder and Chief Executive Officer of Heart Institute of Nevada is a member of Quality Systems, Inc. Board of Directors. The Company's gross profit on the sale is comparable to the gross profit on sales of similar computer systems.


     NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT
     ------   ----------------------------

          The Financial Accounting Standards Board has recently issued Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", which requires the determination and disclosure of compensation costs implicit in stock option grants. The Company is required to adopt this standard beginning in fiscal 1997. The Company does not plan to implement this standard until that time and has not been able to quantify the effect of this standard.

     Item 2.  Management's Discussion and Analysis of Financial Condition
     -------  -----------------------------------------------------------
              and Results of Operations
              -------------------------

     General
     -------

          Since fiscal 1993, approximately one-half of the Company's revenues have been derived from sales of computer systems, upgrades and supplies, with the balance derived from systems maintenance agreements and other support services. On sales of its systems, upgrades and supplies, the Company recognizes revenues upon shipment of products. Revenues attributable to the Company's software products included with the systems are also recognized upon shipment, unless the Company's installation obligations after shipment are significant, in which case revenues are recognized on a percentage of completion basis. Revenues from systems maintenance are typically recognized ratably over the life of the contract. In the last five years, more than 90% of the Company's clients have elected to purchase the Company's maintenance and support services.

          During the past five years, the Company's systems sales have been impacted by a number of factors which have had the effect of reducing systems sales and systems upgrade sales while at the same time increasing the relative profitability of these sales. Historically, the costs for the hardware components used in the Company's systems have consistently declined while the performance and capacity of such components have continually increased. Consistent with the marketplace, the Company has adjusted its systems pricing to its clients to reflect these decreased hardware costs. In addition, the Company increasingly encounters prospective clients that already own, or desire to acquire from third parties, significant quantities of hardware which may be utilized with the Company's software. In such instances, the sales generated from such clients are lower than they otherwise would be.

          As of result of these market changes, the Company has increasingly focused its efforts on the sale of its software user licenses and services, resulting in higher margins. Aiding these efforts has been the continuing increase in the capacity of the hardware components which the Company markets. The Company has had a growing market for the sale of additional software user licenses to its existing clients as such clients can often add more software user capacity to their system with minimal or no change to their current central processing unit. Such clients frequently also purchase hardware peripherals from the Company for use with the newly purchased software user licenses.

          The first nine months of fiscal 1996 have seen a marked increase in the Company's system revenues. The Company attributes this increase to the dynamic changes currently occurring in the health care industry and to growing acceptance of the Company's products and services. Health care providers, faced with economic pressures to reduce costs and increase productivity, are increasingly aligning with HMOs, hospitals and other health care organizations as well as consolidating with other health care providers into larger, more efficient business entities. This trend results in an increase in the number of large and complex health care organizations that are potential clients for the Company's sophisticated systems. In addition, the continued growth of these organizations after they become clients of the Company presents the potential for the Company to increase sales of upgrades and additional software user licenses. The Company's ability to address the complex software requirements of such newly forming or growing business entities, in particular in the area of managed care, is a key to success in this changing health care delivery environment.

          The sales cycle for the Company's systems typically ranges from three to 12 months from initial contact to contract execution. The installation cycle is typically two to three months from contract execution to completion of installation. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter.

          The Company's products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. As a result, the company believes that interim period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

          The Company's research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's product development effort. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, in recent years, the Company has increased the amount of its expenditures on research and development, mainly through the employment of additional development personnel. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized and amortized over periods ranging from three to five years.

          Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

     Results of Operations
     ---------------------

     The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's statement of operations.

                                            Three Months   Nine Months
                                               Ended          Ended
                                            December 31,   December 31,
                                            ------------   ------------
                                            1995   1994    1995   1994
                                            -----  -----   -----  -----
     Net revenues:
       Sales of computer systems,
        upgrades and supplies..............  58.0%  42.3%   58.1%  45.2%
       Maintenance and other services......  42.0   57.7    41.9   54.8
                                            -----  -----   -----  -----
                                            100.0  100.0   100.0  100.0
     Cost of products and services ........  48.0   50.5    47.6   52.2
                                            -----  -----   -----  -----
     Gross profit .........................  52.0   49.5    52.4   47.8
     Operating expenses:
       Selling, general and administrative.  21.2   32.7    23.1   29.9
       Research and development............  10.7   14.3     9.1   12.9
                                            -----  -----   -----  -----
     Total operating expenses..............  31.9   47.0    32.2   42.8
                                            -----  -----   -----  -----
     Earnings from operations..............  20.1    2.5    20.2    5.0
     Interest and investment income........   3.1    4.7     2.7    2.9
     Equity in loss of Clinitec............   (.6)    -      (.3)    -
                                            -----  -----   -----  -----
     Earnings before income tax provision..  22.6    7.2    22.6    7.9
     Income tax provision..................   8.7    2.2     9.0    1.8
                                            -----  -----   -----  -----
     Net earnings..........................  13.9%   5.0%   13.6%   6.1%
                                            =====  =====   =====  =====

     For the Three-Month Periods Ended December 31, 1995 and 1994.
     -------------------------------------------------------------

     Net Revenues. Net revenues for the three months ended December 31, 1995 increased 57.3% to $4.3 million from $2.8 million for the three months ended December 31, 1994. This increase was due primarily to sales of computer systems, upgrades, including software user licenses, and supplies, which grew 115.7% to $2.5 million from $1.2 million. This growth resulted from an increase in the number of systems sold and from increased sales of upgrades. Net revenues from maintenance and other services grew 14.5% to $1.8 million from $1.6 million. This growth resulted from a larger client base for recurring revenues and increased time and material billings for additional services.

     Cost of Products and Services. Cost of products and services for the three months ended December 31, 1995 increased 49.7% to $2.1 million from $1.4 million for the three months ended December 31, 1994. This increase was due to the increase in systems sold and net revenues. As a percentage of net revenues, cost of products and services decreased to 48.0% from 50.5%. This decrease was due to an increase in the proportion of revenue from lower cost items.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1995 increased 2.0% to $919,400 from $901,600 for the three months ended December 31, 1994. This increase was due to an increase in selling expenses. This increase was more than offset by increased sales during the same period, resulting in a decrease in selling, general and administrative expenses, as a percentage of net revenues, to 21.2% from 32.7%.

     Research and Development Expenses. Research and development expenses for the three months ended December 31, 1995 increased 18.1% to $464,300 from $393,200 for the three months ended December 31, 1994. This increase was attributable to enhancements and additions to the Company's systems.

     Interest and Investment Income. Interest and investment income for the three months ended December 31, 1995 increased 4.6% to $135,000 from $129,100 from the three months ended December 31, 1994. This increase was due to an increase in funds available for investment.

     Income Tax Provision. Income tax provision for the three months ended December 31, 1995 increased 523.7% to $376,100 from $60,300 for the three months ended December 31, 1994. This increase was due to increased earnings before income tax provision and an increase in effective tax rates. The effective tax rates for the respective periods were 38.3% and 30.3%. The lower than normal tax rate for the three months ended December 31, 1994 was due to utilization of a deferred tax valuation allowance related to net operating loss carryforwards.

     For the Nine Month Periods Ended December 31, 1995 and 1994.
     ------------------------------------------------------------

     Net Revenues. Net revenues for the nine months ended December 31, 1995 increased 42.9% to $12.3 million from $8.6 million for the nine month ended December 31, 1994. This increase was due primarily to sales of computer systems, upgrades, including software user licenses, and supplies, which grew 83.9% to $7.2 million from $3.9 million. This growth resulted from an increase in the number of larger systems and increased sales of upgrades. Net revenues from maintenance and other services grew 9.2% to $5.2 million from $4.7 million. This growth resulted from a larger client base for recurring revenues and increased time and material billings for additional services.

     Cost of Products and Services. Cost of products and services for the nine months ended December 31, 1995 increased 30.4% to $5.9 from $4.5 million for the nine months ended December 31, 1994. This increase was due primarily to the increase in systems sold and in net revenues. As a percentage of net revenues, cost of products and service decreased to 47.6% form 52.2%. This decrease was due to and increase in the proportion of revenues from lower cost items.

     Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended December 31, 1995 increased 10.3% to $2.8 from $2.6 million for the nine months ended December 31, 1994. This increase was attributable to increases in sales and administrative personnel. These increases were more than offset by increased sales during the same period, resulting in a decrease in selling, general and administrative expenses, as a percentage of net revenues, to 23.1% from 29.9%.

     Research and Development. Research and development expenses for the nine months ended December 31, 1995 remained unchanged at $1.1 million compared to the nine months ended December 31, 1994. This lower than normal increase resulted from a higher proportion of capitalized software. Total research and development expenditures and capitalized software increased to $1.2 million from $1.1 million. The Company anticipates increased expenditures in capitalized software in connection with developing an alternate version of certain of its products for the client/server environment to take advantage of new more powerful technologies and to allow for a more seamless integration of the Company's and Clinitec's NextGen applications.

     Interest and Investment Income. Interest and investment income for the nine months ended December 31, 1995 increased 35.8% to $339,300 from $249,800 for the nine months ended December 31, 1994. Current period investment results represent an annualized yield of approximately 6% on the Company's combined balances for cash and cash equivalents and short-term investments. Interest and investment income for the nine months ended December 31, 1994 included prior year first quarter realized losses of $81,000 from sales of short-term investments and first quarter unrealized losses of $10,000 from trading securities.

     Income Tax Provision. Income tax provision for the nine months ended December 31, 1995 increased 606.5% to $1,116,900 from $158,100 for the nine months ended December 31, 1994. This increase was due to increased earnings before income tax provision and an increase in effective tax rates. The effective tax rates for the respective periods were 40.1% and 23.2%. The rate for the prior period was lower due to utilization of a deferred tax valuation allowance related to net operating loss carryforwards.

     Liquidity and Capital Resources.
     --------------------------------

     Since inception, the Company has financed its operations primarily through cash generated from operations. Net cash provided by operating activities was $1.5 million for the nine months ended December 31, 1995 and consisted principally of net earnings. An increase in accounts receivable of $1.4 million, resulting from increased net revenues, was offset by depreciation and amortization of $364,400 and changes in other working capital items. Net cash provided from operating activities was $579,600 for the nine months ended December 31, 1994 and consisted principally of net earnings of $524,300 and depreciation and amortization of $311,600, offset by a $196,400 reduction in accounts payable.

     Net cash used in investing activities was $1.4 million for the nine months ended December 31, 1995 and consisted of a $1 million purchase of a 25% equity interest in Clinitec International, Inc. and additions to equipment and improvements and capitalized software. Net cash provided by investing activities was $1.7 million for the nine months ended December 31, 1995 and consisted principally of changes in short-term investments offset by additions to equipment and improvements and capitalized software.

     At December 31, 1995, the Company had cash and cash equivalents of $6.4 million and short-term investments of $1.3 million. Short-term investments include debt securities issued by foreign governments of $311,000 and an investment in a hedge fund which trades in special situations securities of $530,000. The Company does not believe these investments have significant principal risk; however, there can be no assurance that the market for these securities will not change, causing a loss of principal.

                           PART II. OTHER INFORMATION
                           -------- ------------------


     Item  6. Exhibits and Reports on Form 8-K
     -----------------------------------------

       (a)    Exhibits:
              ---------

              The Exhibits listed on the accompanying Index to Exhibits on page 16 are file as part of this report.


       (b)    Reports on Form 8-K:  None
              --------------------

      SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            QUALITY SYSTEMS, INC.

     Date February 12, 1996           By       /s/ Sheldon Razin
          -----------------             ----------------------------------
                                        Sheldon Razin
                                        President and Chairman
                                        of the Board of Directors;
                                        Principal Executive Officer



     Date February 12, 1996           By       /s/ Irma G. Carmona
          ----------------              ----------------------------------
                                        Irma G. Carmona
                                        Corporate Controller;
                                        Principal Accounting Officer




                               INDEX TO EXHIBITS




                                                                 Sequential
                                                                       Page
        Exhibit                                                         No.
        -------                                                  ----------




          11.0  Earnings per share computation, is filed herewith       15

          27.0  Financial Data Schedule, is filed herewith.             16

                                  EXHIBIT 11.0
                                  ------------






          Earnings per share for the nine months ended December 31, 1995 and December 31, 1994 was computed based on the weighted average number of shares actually outstanding, plus the shares that would be outstanding, using the treasury stock method, assuming the exercise of all outstanding options which were considered to be common stock equivalents. Primary and fully diluted net earnings per share amounts are based on weighted average number of shares outstanding of 4,708,969 and 4,724,448 for December 31, 1995 respectively and 4,640,509 for both primary and fully diluted net earnings per share for December 31, 1994.