Form 10KSB
period 1996-03-31
QUALITY SYSTEMS INC
filed 1996-06-25
CIK 708818

======================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996
                                              --------------
                         Commission file number 0-13801
                                                -------
                             QUALITY SYSTEMS, INC.
     ----------------------------------------------------------------------
             (Name of Small Business Issuer in Its Charter)

           California                                      95-2888568
     -------------------------------               ------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

     17822 East 17th Street, Tustin, California                    92680
     ------------------------------------------                  ----------
      (Address of Principal Executive Offices)                   (Zip Code)

     Issuer's telephone number, including area code: (714) 731-7171
                                                     --------------
     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                 ---------------------------------------------
                                (Title of Class)

     Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to
     Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The Issuer's revenues for the year ended March 31, 1996 were $16,732,000.

          As of May 31, 1996, the aggregate market value of the Common Stock held by non-affiliates was approximately $124.8 million.

     ======================================================================
                             Exhibit Index on sequentially numbered Page 33

                                      -1-                Page 1 of 58 pages

          On May 31, 1996, 5,963,337 shares of the Issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


          Certain information required by Item 9 of Part III as well as all of the information required by Items 10, 11, and 12 of Part III of the Form 10-KSB are incorporated by reference from Registrant's Definitive Proxy Statement for its 1996 annual meeting which is to be filed with the Commission on or before July 29, 1996.

                                     PART I
     Item 1.  DESCRIPTION OF BUSINESS.
              ------------------------

     GENERAL

     Quality Systems, Inc. ("QSI" or the "Company") develops and markets health care information systems that automate medical and dental group practices, physician hospital organizations ("PHO's"), management service organizations ("MSOs"), health maintenance organizations ("HMOs") and community health centers. In response to the growing need for more comprehensive, cost-effective information solutions for physician and dental practice management, the Company's systems provide clients with the ability to redesign patient care and other workflow processes, to improve productivity and reduce information processing and administrative costs and to provide multi-site access to patient information. The Company's proprietary software systems include general patient information and summary medical records, appointment scheduling, billing, insurance claims submission and processing, managed care implementation and referral management, treatment outcome studies, treatment planning, drug formularies, word processing and accounting. In addition to providing fully integrated information solutions to its clients, the Company provides comprehensive hardware and software installation, maintenance and support services, system training services and electronic claims submission services. The Company is also introducing patient medical records automation for medical and dental practices utilizing proprietary software developed by Clinitec International Inc. ("Clinitec"), a developer of electronic medical records software systems. In May 1996, Clinitec became a wholly-owned subsidiary of the Company. As a result of the May 1996 acquisition of Clinitec, the Company anticipates taking a net write off for purchased in-process research and development of approximately $8.3 million during the June 30, 1996 quarter. (See "Item 1. Description of Business. Clinitec".)

     The Company currently has an installed base of more than 475 operating health care information systems serving PHOs, MSOs, HMOs and other health care organizations, each of which consists of one to 120 physicians or dentists. It is estimated that the physician practice management information systems market is currently $1.8 billion. The Company believes that as health care providers are increasingly required to reduce costs while maintaining the quality of health care, the Company will be able to capitalize on its strategy of providing fully integrated information systems and superior customer service.

     QSI is a California corporation formed in 1974. The Company was founded with an early focus on providing information systems and services primarily for dental group practices. The Company's initial "turnkey" systems were designed to improve productivity while reducing information processing costs and personnel requirements. In the mid-1980's, the Company capitalized on the opportunity presented by the increasing pressure of cost containment on physicians and health care organizations and further expanded its information processing systems into the broader medical market. Today, the Company develops and provides integrated UNIX-based* health care information systems for both the medical and dental markets. These systems operate on a

     * UNIX is a registered trademark of AT&T Corporation.
                                      -3-
     stand-alone basis or in a networked environment and are expandable to accommodate client needs.

     Augmenting its practice management software, the Company added Clinitec's electronic medical records software to its product line in 1995 and completed its acquisition of Clinitec in May 1996. Clinitec's principal product, NextGen*, permits scanning, annotation, retrieval and analysis of medical records in all formats, from documents to photographs and X-rays. NextGen has been developed using a client/server platform, a graphical user interface for compatibility with UNIX, Microsoft Windows**, Windows NT** and Windows 95** operating systems, and a relational database for flexibility in screen customization and logic flow. The Company is also in the process of developing an alternative client/server version of its "back office" products utilizing a graphical user interface with screens and templates similar to those in the NextGen product to enable a more seamless integration of the QSI and NextGen applications. With the addition of NextGen, the Company is able to provide its clients with a comprehensive information management solution. NextGen, in conjunction with the Company's practice management software, was first installed at a beta site in August 1995 and is currently being installed in several additional sites. It is anticipated that release of the combined systems will commence in the quarter ending June 30, 1996. (See "Item 1. Description of Business. - Clinitec".)

     INDUSTRY BACKGROUND

     To compete in the changing health care environment, physicians and other outpatient care providers are increasingly joining and affiliating with other physicians, managed care organizations, hospitals and others enterprises to form larger health care organizations such as PHOs, MSOs and HMOs. These organizations are designed to take advantage of economies of scale associated with managing health care services for large patient populations across inpatient and outpatient settings, while achieving improved quality, reduced costs and strengthened negotiating positions with managed care entities. In the managed care environment, health care organizations are increasingly entering into contracts which define the terms under which care is administered. The expansion in the number of managed care and third-party payor organizations, as well as additional government regulation and changes in reimbursement models, has greatly increased the complexity of pricing policies, billing procedures and reimbursement policies impacting medical practices. In addition, to operate effectively, health care organizations must efficiently manage patient care and other workflow processes which may extend across multiple care locations and business entities.

     To compete under the constraints of managed care while maintaining quality of services, health care organizations have placed increasing demands on their information systems. Initially, these information systems automated financial and administrative functions. As it became necessary to manage patient flow processes, the need arose to

     *    NextGen is a registered trademark of Clinitec International, Inc.
     ** Microsoft Windows, Windows NT and Windows 95 are registered trademarks of Microsoft Corporation.

     integrate all levels of "back-office" data with clinical information such as patient test results and office visits. Particularly for larger organizations and group practices, the Company believes information systems must allow enterprise-wide exchange of patient information incorporating administrative, financial and clinical information from multiple entities, while focusing on the physician as the primary care giver. In addition, large health care organizations increasingly require information systems that can deliver high-performance in environments with multiple concurrent computer users.

     Many existing health care information systems, including systems designed for physicians and small group practices, were designed for limited administrative tasks such as billing and scheduling and can neither accommodate multiple computing environments nor operate effectively across multiple locations and entities. As the health care industry continues to evolve, physician groups and health care organizations will increasingly require systems that compile structured clinical information from multiple sources and enable measurement of treatment outcomes and mangement of clinical processes. Such systems must be integrated with financial and administrative information systems in order to maintain patient flow while continuing to reduce costs and improve quality of care. The Company believes that systems which integrate patient clinical data with administrative, financial and other practice management data are best positioned to succeed in the current managed care environment.

     As health care organizations transition to new platforms and newer technologies, they will be migrating toward the implementation of enterprise-wide, patient-centered computing systems embedded with automated patient medical records. These organizations cannot afford significant downtime or re-education, nor can they risk choosing a system which has not proven its ability to handle high volume processing with continuous dependability. The Company believes that successful systems vendors in the market will have a sufficient installed base and adequate resources to offer high quality, fully integrated products and the value-added services needed to expand and support clients throughout this evolution process.

     Similarly, the dental industry has seen consolidation of dental practices in recent times. This consolidation, as with the physician marketplace, has created business organizations which require more sophisticated computer information systems.

     THE QSI SOLUTION

     In response to the growing need for more comprehensive, cost-effective health care information solutions for physician and dental practice management, the Company's systems provide clients with the ability to redesign patient care and other workflow processes and improve productivity through multi-site and multi-entry access to patient information. Utilizing proven third-party hardware solutions combined with the Company's proprietary software configured to maximize the efficiency of a health care organization's information processing requirements, the Company's solutions enable a seamless integration of a variety of administrative and patient information operations. With the addition of Clinitec's product line, the Company provides clients with an integrated medical records management system as part of a total information management solution. Leveraging over 20 year of experience in the health care information services industry, the Company believes that it continues to distinguish its solutions by providing its clients with sophisticated, full-featured software systems along with comprehensive systems implementation, maintenance and support.

     QSI's systems automate many aspects of group practice management, including the retention of general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care implementation and referral management, treatment outcome studies, treatment planning, drug formularies, word processing and accounting. The Company primarily uses the IBM RS6000* central processing unit and IBM'S AIX** version of the UNIX operating system as a platform for its application software, which enables the Company to continue providing a wide range of flexible and functional systems to accommodate clients from solo practitioner to large group practices.

































     * RS6000 is a registered trademark of International Business Machines Corporation.
     ** AIX is a registered trademark of International Business Machines
        Corporation.

     PRODUCTS

     The Company's health care information systems consist primarily of proprietary software applications and third-party hardware and software. The systems range in capacity from one to hundreds of users, allowing the Company to address the needs of both small and large clients. The software configuration of a typical system includes a basic medical or dental application and additional software applications. A typical system also consists of third party hardware components, including a UNIX-based central processing unit, disk drives, a magnetic tape unit, video display terminals, PCs, one or more printers, and telecommunications equipment. The systems are modular in design and may be expanded to grow with changing client requirements.

     The Company purchases all the hardware components of its systems as well as the requisite operating system licenses from manufacturers or distributors of those components. It assembles and tests the hardware components and incorporates QSI's proprietary application software and other third party software into completed systems. The Company provides systems tailored to accommodate particular client requirements. The Company continually evaluates the hardware components of its systems with a view to utilizing hardware that is functional, reliable and cost-effective.

     The Company's systems include application and system software modules that provide comprehensive solutions for physician and dental practices. Clients typically purchase a base medical or dental application and add on additional applications as desired. Add-on applications include such modules as managed care, electronic medical records, patient eligibility, electronic claims and patient statements processing, various proprietary and third party accounting and word processing packages. Systems have ranged in price from approximately $10,000 to over $900,000 depending upon size of group practice, number of system users and number of sites.

     The Company continues to make enhancements to its hardware and software packages to provide increased functionality and flexibility to its clients. Recent enhancements include additional interfaces for electronic claims submission and insurance payments, increased ability to control managed care plans and fees, electronic patient eligibility verification, applications for community health centers, drug formulary tracking, enhanced patient scheduling, and software to support paperless collections. The Company has continued to take advantage of new releases in the IBM RS6000 family, as well as new PC-based products utilizing the SCO* UNIX operating system. This introduction of a PC-based UNIX system for physician and dental group practices allowed the Company increased pricing flexibility and enabled the Company's systems to be used in smaller practice settings. In addition, the Company has added enhanced telecommunications, full-featured color terminals and more versatile printer options.


     * SCO is a registered trademark of Santa Cruz Operation, Inc.

     CLINITEC

     In April 1995, the Company entered into a strategic relationship with Clinitec, a developer of electronic medical records software systems. In May 1995 as part of this relationship, the Company acquired a 25% equity interest in Clinitec for $1.0 million. In May 1996, the Company acquired the remaining 75% of Clinitec for approximately $4.9 million in cash plus 309,846 shares of QSI Common Stock. For purposes of the acquisition, the shares were valued at approximately $6.9 million, or $22.25 per share, for a total purchase price of approximately $11.8 million for this remaining 75% ownership interest. QSI intends to maintain Clinitec as a separate subsidiary and sell Clinitec software products in conjunction with QSI products, as well as on a stand-alone basis. For accounting purposes, the acquisition will be treated as a purchase transaction during the quarter ending June 30, 1996. In connection with this accounting treatment, the Company anticipates taking a net write off for purchased in-process research and development of approximately $8.3 million during the June 30, 1996 quarter. The exact amount of the write off is subject to change based upon the final determination of the purchase price allocation.

     Clinitec was formed in January 1994 to develop and market electronic medical records software systems. Clinitec's proprietary software products are new and Clinitec has sold only a limited quantity of these products to date. In addition, there can be no assurance that Clinitec's products will achieve broad market acceptance.

     Clinitec's software product, NextGen, has been developed using a graphical user interface client/server platform for compatibility with the UNIX, Microsoft Windows, Windows NT and Windows 95 operating systems and a relational database back end to permit flexibility in screen customization and logic flow. NextGen operates in a client/server environment, using a desktop, laptop or pen-based PC configuration. Medical records data can include:

           * User customized templates for data capture and automatic document generation.

           * Scanned or electronically acquired images, including X-rays and photographs.

           * Other records, documents and notes, including electronically captured handwriting and annotations.

           * Digital voice recordings embedded in documents.

     In addition, specific templates designed into the system will permit research and analysis of particular conditions and diagnoses, including the interaction between various prescribed pharmaceuticals, and will allow for extensive outcomes reporting.

     Clinitec offers software applications that are complementary to those offered by QSI. The key "back office" applications incorporated into QSI's solutions such as practice management, eligibility, claims processing and accounting can be augmented by the "front office" applications of the NextGen software. Because the Company's products are UNIX-based, the Company is able to add NextGen as part of an integrated system. To address the client/server marketplace, the

     Company is in the process of developing an alternative version of its products for the client/server environment. In addition to a graphical user interface, these client/server versions will include screens and templates similar to those in NextGen to enable a more seamless integration of the QSI and NextGen applications. The Company intends to leverage its existing client base for sales of NextGen.

     SALES AND MARKETING

     The Company sells and markets its products nationwide through a direct sales force operating from sales offices in California, Florida, Georgia, Massachusetts, New York and Texas. The Company's sales and marketing employees identify and contact prospective clients by a variety of means, including referrals from existing clients and contacts at professional society meetings and seminars with persons involved in group practice as well as trade journal advertising, direct mail advertising, and telemarketing. These employees are knowledgeable about medical and dental group practice management, as well as computer applications. Typically, these employees make presentations to potential clients by demonstrating the QSI system and its capabilities on the prospective client's premises. In addition, the Company performs remote demonstrations by utilizing a prospective client's PC or by sending the prospective client a telecommunications kit including a terminal.

     The Company's sales cycle can vary significantly and typically ranges from three to 12 months from initial contact to contract execution. Systems are normally delivered to a customer within 30 to 60 days of receipt of a system order, and therefore, the Company does not believe data pertaining to backlog is meaningful. Standard payment terms include a 25% down payment with the balance due when the hardware is installed and the installed system is ready for training. As part of the fees paid by its clients, the Company receives up-front licensing fees, a monthly service fee based on client configuration and the number of user ports and a nominal annual license renewal fee based on the number of user ports.

     Several clients have purchased the Company's system and, in turn, are providing time-share services to local single and group practice practitioners. Under the time-share agreements, the client provides the use of its system for a fee to one or more practitioners.
     Although the Company does not receive a fee directly from the time-share client, implementation of time-share arrangements has resulted in the purchase of additional system capacity by the client offering the time-share services, as well as new system purchases made by the time-share clients. The Company continues to concentrate its sales and marketing efforts on medical and dental practices, dental schools, physician clinics, MSOs, PHOs and community health centers. MSOs and PHOs to which the Company has sold systems provide use of the Company's software to those group and single practices associated with the organization or hospital on either a time-sharing basis or by directing the Company to contract with those practices for the sale of stand-alone turnkey systems.

     The Company has entered into marketing assistance agreements with certain of its clients pursuant to which the clients allow the Company to demonstrate to potential clients the use of systems on the existing clients' premises. In addition, the Company has established certain of its clients as dealers for its systems. Through this arrangement, the dealer markets and sells QSI systems to prospects in a local territory. These prospects are generally smaller health care facilities than those actively pursued by the Company. The Company's PC-based products are well suited to this dealer marketing. In addition, the dealer typically provides a variety of ongoing services for its clients. Dealers are compensated based on system size and profitability, and the services which they perform in lieu of the Company.

     The Company often assists prospective clients in identifying third party sources for financing the purchase of QSI systems. The financing usually is obtained by the client directly from institutional lenders and typically takes the form of a loan from the institution secured by the system to be purchased. Most of the clients purchasing QSI systems have been assisted by the Company in finding sources of financing for such purchases.

     The Company has numerous clients and does not believe that the loss of any single client would have a material adverse effect on the Company. No client accounted for ten percent or more of net revenues during fiscal years ended March 31, 1996, 1995 or 1994.

     Clinitec sells and markets its products to individual and group medical practices nationwide through a direct sales force operating from its Pennsylvania corporate headquarters and sales offices in California, Florida and Texas. Clinitec's sales and marketing employees identify and contact prospective clients by a variety of means, including referrals from existing clients, trade journal advertising, contacts at professional society meetings and seminars, and regional and national industry specialty trade shows. Typically, these employees make presentations to potential clients by demonstrating the Clinitec system and its capabilities on the prospective client's premises. Clinitec's sales cycle can vary significantly and typically ranges from three to 12 months from initial contact to contract execution. Since inception, a system has typically been delivered to a customer within 30 to 60 days following receipt of a system order and, therefore, data pertaining to backlog is not meaningful. As part of the fees paid by its clients, Clinitec receives up-front licensing fees and a quarterly service fee based on system configuration. Within the last year, Clinitec has entered into several third party marketing agreements, including an April 1995 agreement with QSI, whereby Clinitec has granted non-exclusive marketing rights to its software products for medical applications.
     To date, revenues generated under these agreements have not been material.

     CUSTOMER SERVICE AND SUPPORT

     The Company believes its success is attributable in part to its exceptional customer service and support. The Company provides support to its clients seven days a week, 24 hours a day. In addition, the Company's policy is to respond to user defined system-down emergencies with a response time of 15 minutes or less. All Company systems have a dedicated computer port for dial-up remote access, facilitating rapid response by QSI technicians to system inquiries. Most inquiries can be resolved without the need to dispatch Company technicians. These support services also provide the Company with the opportunity to monitor changes in each client's information processing requirements and to recommend the purchase of system hardware or software enhancements designed to satisfy these additional requirements. The Company believes that its commitment to provide extensive support has contributed significantly to the development of its business.

     The Company offers clients support services for all system components, including hardware and software maintenance, for a fixed monthly fee. In the last five years, more than 90% of the Company's clients have elected to purchase the Company's maintenance and support services. Hardware maintenance services are coordinated through the Company's headquarters in California, with support from field service locations in Northern and Southern California, New Jersey, North Carolina and Wisconsin. The Company also subcontracts with IBM to perform specific hardware maintenance tasks under QSI's direction. This arrangement has provided the Company with economies of scale associated with IBM's service infrastructure while still maintaining service standards.

     The Company's continuing system software support staff operates from the Company's offices in California and a location in Virginia. The support staff is comprised of specialists who are knowledgeable in the area of hardware and software technology as well as in the day-to-day operations of a group practice. The Company's on-line access to all client systems enables the support staff to provide immediate assistance to clients. This assistance ranges from correcting minor procedural problems in the client's system to performing complex data base reconstructions or software updates. The Company also utilizes an automated on-line support system which assists clients in resolving minor problems and facilitates automated electronic retrieval of problems along with symptoms following a client's call to the Company's automated support system. Additionally, the on-line support system maintains a complete call record at the clients' facility and the Company.

     IMPLEMENTATION AND TRAINING

     The Company provides implementation and training services from its headquarters in California as well as remote locations in Florida, Kansas, Texas, and Washington. The Company believes that its system delivery, implementation and support services are key elements of its successful client relationships. When a client signs a contract for the purchase of a system, a client manager, trained in physician and/or dental group practice procedures, is assigned to ensure that the client is fully informed of system options and that the proper system configuration is installed. This information is determined through discussions with the client and observation of the client's practice. Once the set of software features is established, the software configuration unique to a given client can be created in an automated fashion.

     Before activation of the client's system, Company personnel convert the relevant client data onto the system. Typically, the Company interfaces electronically to convert the client's data from another computer system, allowing for a quick, cost-effective and accurate conversion. The system is then subjected to extensive testing which includes processing representative data using the client's system configuration. In some situations, the data may have been previously maintained by the client on ledger cards or other hard copy. In such situations, the Company typically uses its data entry staff to input the required data.

     One or more trainers experienced in group practice procedures are assigned to conduct an intensive training program for the client's employees. The program includes a combination of computer assisted instruction ("CAI"), remote training techniques and training classes conducted by QSI staff at the client's office(s). CAI consists of workbooks, computer interaction and personal instruction. CAI is also offered to clients, for an additional charge, after the initial training program is completed for the purpose of training new and additional employees. Remote training allows a trainer at the Company's office to train one or more people at a client site via telephone and computer connection, thus allowing an interactive and office-specific mode of training without the expense and time required for travel. The Company also provides ongoing training through electronic classrooms where employees at different locations from the same or different companies can simultaneously interact on-line with a trainer. In addition, the Company's on-line "help" documentation feature facilitates client training as well as ongoing support.

     Clinitec provides implementation and training from its corporate headquarters in Pennsylvania. Clinitec believes that systems delivery, implementation and support services are key elements of successful client relationships. When a client signs a contract for the purchase of a system, Clinitec's customer service manager, in conjunction with the client, creates and coordinates a detailed system implementation and training plan. The customer service manager is responsible for the internal coordination of Clinitec's implementation team, training department and knowledge-base development group. Clinitec also assigns to each client a training and implementation specialist who is experienced with information flow within a medical practice/organization. Training is provided at the client's site.

     COMPETITION

     The market for health care information systems is intensely competitive and the Company faces significant competition from a number of different sources. In addition, several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. The Company believes its principal competitive advantages are the features and capabilities of its products and services, its high level of customer support and its 20 year experience in the industry. The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates the overall market for group practice management systems. The Company has not encountered substantial competition in the dental group practices market of six or more dentists. The Company believes that numerous firms sell computerized data processing systems to group dental practices consisting of five or fewer dentists.

     Among the Company's principal competitors for medical group practice clients are health care information systems companies such as IDX Corporation, Medic Computer Systems, Physician Computer Networks,

     Inc., and Cycare Systems, Inc. Furthermore, the Company also competes indirectly and to varying degrees with other major health care information companies, information management companies generally, and other software developers which may more directly enter the markets in which the Company competes. There can be no assureance that future competition will not have a material adverse effect on the Company's business, financial condition and results of operations. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, may result in price erosion that could have a material adverse effect on the Company's business, financial condition and results of operations.

     The market for electronic medical records systems is highly competitive and subject to rapid changes in technology. The Company expects that market competition will increase as new competitors enter the marketplace. The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates the electronic medical records market. Many of the Company's competitors have substantially greater name recognition and technical, marketing and financial resources. Among the principal competitors for Clinitec's software products are MedicaLogic, Inc., Datamedic Corp. and Azron Incorporated. The Company believes its principal competitive advantages are the features and flexibility of Clinitec's NextGen products. There can be no assurance that future competition or new product introductions will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, Clinitec's software products are new and Clinitec has sold only a limited quantity of its principal products to date. There can be no assurance that Clinitec's products will achieve broad market acceptance.

     PRODUCT ENHANCEMENT AND DEVELOPMENT

     The computer software and hardware and medical practice management industries are characterized by rapid technological change requiring the Company to engage in continuing efforts to improve its systems. During fiscal years 1996, 1995 and 1994 the Company expended approximately $1.9 million, $1.5 million and $1.3 million, respectively, on research and development activities. In addition, many of the Company's product enhancements have resulted from software development work performed under contracts with QSI clients. To the extent that the Company fails to achieve technological advances comparable to those made by others in the computer and health care practice management industries, its products and services may become obsolete.

     GOVERNMENTAL REGULATION

     The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of health care facilities. During the past several years, the health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain legislators have announced that they intend to examine proposals to reform certain aspects of the U.S. health care system including proposals which may increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Health care providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of health care organizations for cost-effective data management and thereby enhance the marketability of the Company's systems and related services. The Company cannot predict what impact, if any, such proposals or health care reforms might have on the Company's business, financial condition and results of operations.

     The Company's software may be subject to regulation by the U.S. Food Administration (the "FDA") as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software/hardware products, application of detailed recordkeeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications.

     EMPLOYEES

     As of May 31, 1996, the Company employed 128 persons of which 118 were full time employees. Systems analysts, programmers and qualified sales and marketing personnel are in short supply and, consequently, competition for such individuals is intense. The Company believes that its future success depends in part upon recruiting and retaining qualified marketing and technical personnel as well as other employees. The Company considers its employee relations to be good.

     RISK FACTORS

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB are forward-looking statements which involve risk and uncertainties, including but not limited to economics, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.

     DEPENDENCE ON PRINCIPAL PRODUCT AND NEW PRODUCT DEVELOPMENT - The Company currently derives substantially all of its net revenues from sales of its health care information systems and related services. The Company believes that a primary factor in the market acceptance of its systems has been its ability to meet the needs of users of health care information systems. The Company's future financial performance will depend in large part on the Company's ability to continue to meet the increasingly sophisticated needs of its clients through the timely development and successful introduction of new and enhanced versions of its systems and other complementary products. The Company has historically expended a significant amount of its net revenues on product development and believes that significant continuing product development efforts will be required to sustain the Company's growth.

     There can be no assurance that the Company will be successful in its product development efforts, that the market will continue to accept the Company's existing or new products, or that products or product enhancements will be developed in a timely manner, meet the requirements of health care providers or achieve market acceptance. If new products or product enhancements do not achieve market acceptance, the Company's business, operating results and financial condition could be adversely affected. At certain times in the past, the Company has also experienced delays in purchases of its products by clients anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur.

     COMPETITION - The market for health care information systems is intensely competitive and the Company faces significant competition from a number of different sources. In addition, several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates the overall market for group practice management systems.

     Among the Company's principal competitors are health care information systems companies such as IDX Corporation, Medic Computer Systems, Physician Computer Networks, Inc., and Cycare Systems, Inc. Furthermore, the Company also competes indirectly and to varying degrees with other major health care information companies, information management companies generally, and other software developers which may more directly enter the markets in which the Company competes. There can be no assurance that future competition will not have a material adverse effect on the Company's business, financial condition and results of operations. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, may result in price erosion that could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that once a health care provider has chosen a particular health care information system vendor, the provider will, for a period of time, be more likely to rely on that vendor for its future information system requirements. As the health care industry undergoes further consolidation, each sale of the Company's systems assumes even greater importance to the Company's business, financial condition and results of operations. The Company's inability to make initial sales of its systems to health care providers that are replacing or substantially modifying their health care information systems could have a material adverse effect on the Company's business, financial condition and results of operations.

     TECHNOLOGICAL CHANGE - The software market generally is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition could be materially adversely affected.

     The Company is currently developing a new generation of its software products that will be designed for the client/server environment. There can be no assurance that the Company will successfully develop these new software products or that these products will operate successfully on the principal client/server operating systems, which include UNIX, Microsoft Windows, Windows NT and Windows 95, or that any such development, even if successful, will be completed concurrently with or prior to introduction by competitors of products designed for the client/server environment. Any such failure or delay could adversely affect the Company's competitive position or could make the Company's current product line designed for the UNIX environment obsolete.

     FLUCTUATION IN QUARTERLY OPERATING RESULTS - The Company's revenues and operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter and period to period as a result of a number of factors including, without limitation, the size and timing of orders from clients; the length of sales cycles and installation processes; the ability of the Company's clients to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; the timing of new product announcements and product introductions by the Company or its competitors; the availability and cost of supplies; the financial stability of major clients; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements and to control costs; the Company's success in expanding its sales and marketing programs; deferrals of client orders in anticipation of new products, applications or product enhancements; changes in Company strategy; personnel changes; and general economic factors.

     The Company's products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predicatable with any degree of certainty. In addition, the Company's initial contact with a potential customer depends in significant part on the customer's decision to replace, or substantially modify, its existing information system. How and when to implement, replace or substantially modify an information system are major decisions for health care providers. Accordingly, the sales cycle for the Company's systems can vary significantly and typically ranges from three to 12 months from initial contact to contract execution and the installation cycle is typically two to three months from contract execution to completion of installation. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter. As a result, the Company believes that interim period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.



     Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period and there can be no assurance that the Company's recent revenue growth or its profitability will continue on a quarterly or annual basis.
     Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     PROPRIETARY TECHNOLOGY - The Company is heavily dependent on the maintenance and protection of its intellectual property and relies largely on license agreements, confidentiality procedures and employee nondisclosure agreements to protect its intellectual property. The Company's software is not patented and existing copyright laws offer only limited practical protection. There can be no assurance that the legal protections and precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology or that competitors will not independently develop technologies equivalent or superior to the Company's. Further, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States.

     The Company does not believe that its operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against the Company with respect to its current or future products or that any such assertion will not require the Company to enter into a license agreement or royalty arrangements with the party asserting the claim. As competing health care information systems increase in complexity and overall capabilities and the functionality of these systems further overlaps, providers of such systems may become increasingly subject to infringement claims. Responding to and defending any such claims may distract the attention of Company management and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, claims may be brought against third parties from which the Company purchases software, and such claims could adversely affect the Company's ability to access third party software for its systems.

     CLINITEC - A principal component of the Company's business strategy is the acquisition of Clinitec (see "Item 1. Description of Business. - Clinitec"). The Company's future financial results will depend in part on the Company's ability to successfully integrate Clinitec's business with the Company's, including Clinitec's ability to hire and retain high quality personnel for its operations. There can be no assurance that the Company will be able to successfully coordinate its business activities with those of Clinitec. Furthermore, there can be no assurance that the Company will be successful in integrating Clinitec products with those of the Company or that the acquisition of Clinitec will not have an adverse effect upon the Company's operating results. In addition, Clinitec was formed in January 1994 to develop and market electronic medical records software systems. Clinitec's proprietary software products are new and Clinitec has sold only a limited quantity of these products to date. There can be no assurance that Clinitec's products will achieve broad market acceptance.


     ABILITY TO MANAGE GROWTH - The Company has recently experienced a period of growth and increased personnel which has placed, and will continue to place, a significant strain on the Company's resources. The Company anticipates expanding its overall software development, marketing, sales, client management and training capacity. In the event the Company is unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable time frame, such failure could have a material adverse effect on the Company. In addition, the Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on significant expansion of its research and development, marketing and sales, management and financial and administrative capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

     PRODUCT LIABILITY - Certain of the Company's products provide applications that relate to patient medical information. Any failure by the Company's products to provide accurate and timely information could result in claims against the Company. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources. There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates. Such claims could have a material adverse affect on the Company's business, financial condition and results of operations.

     UNCERTAINTY IN HEALTH CARE INDUSTRY; GOVERNMENT REGULATION - The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of health care facilities. During the past several years, the health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain legislators have announced that they intend to examine proposals to reform certain aspects of the U.S. health care system including proposals which may increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Health care providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's systems and related services. Cost containment measures instituted by health care providers as a result of regulatory reform or otherwise could result in greater selectivity in the allocation of capital funds. Such selectivity could have an adverse effect on the Company's ability to sell its systems and related services. The Company cannot predict what impact, if any, such proposals or health care reforms might have on its business, financial condition and results of operations.

     The Company's software may be subject to regulation by the U.S. Food and Drug Administration (the "FDA") as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software/hardware products, application of detailed recordkeeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications.

     DEPENDENCE UPON KEY PERSONNEL - The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, many of whom have been with the Company for a significant period of time. Because the Company has a relatively small number of employees when compared to other leading companies in the same industry, its dependence on maintaining its employees is particularly significant. The Company is also dependent on its ability to attract and retain high quality personnel, particularly highly skilled software engineers for applications development. The industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company. Loss of services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company does not maintain key man life insurance on any of its employees. The Company may need to grant additional options to key employees and provide other forms of incentive compensation to attract and retain such key personnel.

     Item 2.  DESCRIPTION OF PROPERTIES.
              --------------------------

     The Company's principal administrative, data processing, marketing and development operations are located in approximately 15,800 square feet of leased space in Tustin, California under a lease which expires in October 1996. In addition, the Company leases approximately 13,200 square feet of space in Santa Ana, California to house its assembly and warehouse operations, and an aggregate of 1,875 square feet of space in Florida, Georgia, New York, Texas and Washington to house additional sales, training and service operations. These leases, including options, have expiration dates ranging from month-to-month to October 31, 1996 and provide for aggregate annual rental payments of approximately $385,000. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space is available, if needed.

     Item 3.  LEGAL PROCEEDINGS.
              ------------------

     The Company is a party to various legal proceedings incidental to its business, none of which are considered by the Company to be material.


     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              ----------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                    PART II

     Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
              ---------------------------------------------------------

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "QSII". The following table sets forth for the quarters indicated, the reported high and low closing sales prices as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions and may not necessarily represent actual transactions.

         Quarter Ended                    High            Low
       ------------------              --------        --------
       June 30, 1994                      7.00            4.00

       September 30, 1994                 4.75            3.50

       December 31, 1994                  4.38            2.50

       March 31, 1995                     3.75            2.00

       June 30, 1995                      5.13            3.00

       September 30, 1995                17.88            4.63

       December 31, 1995                 32.25           12.88

       March 31, 1996                    30.00           18.00


     At May 31, 1996 there were approximately 191 holders of record. The Company estimates the number of beneficial holders of its Common Stock to be in excess of 1,400.

     Through May 31, 1996, the Company has not paid cash dividends on shares of its Common Stock. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends in the future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

     Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
              -----------------------------------------------------------

     GENERAL

     Since fiscal 1994, approximately one-half of the Company's revenues have been derived from sales of computer systems, upgrades and supplies, with the balance derived from systems maintenance agreements and other support services. On sales of its systems, upgrades and supplies, the Company recognizes revenues upon shipment of products. Revenues attributable to the Company's software products included with the systems are also recognized upon shipment, unless the Company's installation obligations after shipment are significant, in which case revenues are recognized on a percentage of completion basis. Revenues from systems maintenance are typically recognized ratably over the life of the contract. In the last five years, more than 90% of the Company's clients have elected to purchase the Company's maintenance and support services.

     During the past five years, the Company's systems sales have been impacted by a number of factors which have had the effect of reducing systems sales and systems upgrade sales while at the same time increasing the relative profitability of these sales. Historically, the cost for the hardware components used in the Company's systems have consistently declined while the performance and capacity of such components have continually increased. Consistent with the marketplace, the Company has adjusted its systems pricing to its clients to reflect these decreased hardware costs. In addition, the Company increasingly encounters prospective clients that already own, or desire to acquire from third parties, significant quantities of hardware which may be utilized with the Company's software. In such instances, the sales generated from such clients are lower than they otherwise would be.

     As a result of these market changes, the Company has increasingly focused its efforts on the sale of its software user licenses and services, resulting in higher margins. Aiding these efforts has been the continuing increase in the capacity of the hardware components which the Company markets. The Company has had a growing market for the sale of additional software user licenses to its existing clients because such clients can often add more software user capacity to their system with minimal or no change to their current central processing unit. Such clients frequently also purchase hardware peripherals from the Company for use with the newly purchased software user licenses.

     During fiscal 1996, the Company's system revenues significantly increased. The Company attributes this increase to the dynamic changes currently occurring in the health care industry and to growing acceptance of the Company's products and services. Health care providers, faced with economic pressures to reduce costs and increase productivity, are increasingly aligning with HMOs, hospitals and other health care organizations as well as consolidating with other health care providers into larger, more efficient business entities. This trend results in an increase in the number of large and complex health care organizations that are potential clients for the Company's sophisticated systems. In addition, the continued growth of these organizations after they become clients of the Company presents the potential for the Company to increase sales of upgrades and additional software user licenses. The Company's ability to address the complex software requirements of such newly forming or growing business entities, in particular in the area of managed care, is a key to success in this changing health care delivery environment.

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

     With the completion in May 1996 of the Company's acquisition of Clinitec International, Inc., the Company expects to take a net writeoff for purchased in-process research and development of approximately $8.3 million during the quarter ending June 30, 1996. The exact amount of the writeoff will be subject to change pending ultimate purchase allocations to be made by the Company.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and related notes thereto included elsewhere herein. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

     RESULTS OF OPERATIONS


     The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's statements of income.

                                               Years Ended March 31,
                                              ----------------------
                                               1996     1995    1994
                                              -----    -----   -----
     Net Revenues:
       Sales of computer systems,
         upgrades and supplies                 57.5%    47.1%   52.3%
       Maintenance and other services          42.5     52.9    47.7
                                              -----    -----   -----
                                              100.0    100.0   100.0
     Cost of Products and Services             47.4     50.3    55.5
                                              -----    -----   -----
     Gross Profit                              52.6     49.7    44.5

     Selling, General and Administrative
       Expenses                                23.3     29.3    26.0
     Research and Development Costs             9.4     12.2    11.2
                                              -----    -----   -----
     Income from Operations                    19.9      8.2     7.3
     Investment Income                          3.2      3.6     3.4
     Equity in Loss of Clinitec
       International, Inc.                      (.3)      -       -
                                              -----    -----   -----
     Income before Provision for Income
       Taxes                                   22.8     11.8    10.7
     Provision for Income Taxes                 9.1      3.8     3.0
                                              -----    -----   -----
     Net Income                               13.7%     8.0%    7.7%
                                              =====    =====   =====


     FOR THE YEARS ENDED MARCH 31, 1996 AND 1995.

     Net income for the year ended March 31, 1996 increased 138.4% to $2.3 million from $1.0 million for the year ended March 31, 1995. Similarly, net income per share on a fully diluted basis increased to $0.48 from $0.21. A discussion of the components of the Company's statements of income for the two years in the period ended March 31, 1996 follows.

     Net Revenues. Net revenues for the year ended March 31, 1996 increased 38.9% to $16.7 million from $12.0 million for the year ended March 31, 1995. This increase was due primarily to sales of computer systems, upgrades (including software user licenses) and supplies which in total grew 69.4% to $9.6 million from $5.7 million. This growth resulted from an increase in the number of larger systems and increased sales of upgrades. Net revenues from maintenance and other services grew 11.6% to $7.1 million from $6.4 million as a result of a growing client base for recurring services and increased time and materials billings for additional services.

     Cost of Products and Services. Cost of products and services for the year ended March 31, 1996 increased 30.8% to $7.9 million from $6.1 million for the year ended March 31, 1995. This increase was due primarily to the increases in systems sold and net revenues. As a percentage of net revenues, costs of products and services decreased to 47.4% from 50.3% due to an increase in the proportion of net revenues with higher gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 1996 increased 10.2% to $3.9 million from $3.5 million for the year ended March 31, 1995 as a result of increases in selling efforts and sales personnel. However, since net revenues grew more rapidly between fiscal 1996 and fiscal 1995 as compared to the growth in selling, general and administrative expenses during the comparable period, selling, general and administrative expenses as a percentage of net revenues declined to 23.3% in fiscal 1996 as compared to 29.3% in fiscal 1995.

     Research and Development Costs. Research and development costs for the year ended March 31, 1996 increased 6.8% to $1.6 million from $1.5 million for the year ended March 31, 1995. Total research and development costs and capitalized software costs for the year ended March 31, 1996 increased 33.5% to $1.9 million from $1.5 million for the year ended March 31, 1995. The Company anticipates increased expenditures in fiscal 1997 in capitalized software in connection with developing an alternate version of certain of its products for the client/server environment to take advantage of new more powerful technologies and to allow for a more seamless integration of the Company's and Clinitec's applications. With the completion of the acquisition of Clinitec in May 1996, the Company also anticipates an increase in research and development costs related to Clinitec's ongoing product development.

     Investment Income. Investment income for the year ended March 31, 1996 increased 24.2% to $533,000 from $429,000 for the year ended March 31, 1995 primarily as a result of an increase in funds available for investment during fiscal 1996 as compared to fiscal 1995. The increase in available funds for investment was significantly augmented during March 1996 with the receipt of $20.2 million in net proceeds from the completion of the Company's secondary public offering.

     Provision for Income Taxes. The provision for income taxes for the year ended March 31, 1996 increased 237.3% to $1.5 million from $453,000 for the year ended March 31, 1995. This increase in fiscal 1996 was due to increased earnings before the provision for income taxes and an increase in the Company's effective tax rate. The effective tax rates for fiscal 1996 and 1995 were 40.0% and 32.0%, respectively. The effective rate for fiscal 1995 was lower than the effective rate for fiscal 1996 due to utilization in fiscal 1995 of a deferred tax valuation allowance related to net operating loss carryforwards. All of the Company's net operating loss carryforwards were utilized during fiscal 1995 and as such there were no similar tax benefits available for use in fiscal 1996.


     FOR THE YEARS ENDED MARCH 31, 1995 AND 1994.

     Net income for the year ended March 31, 1995 increased 6.2% to $1.0 million from $0.9 million for the year ended March 31, 1994. Similarly, net income per share on a fully diluted basis increased to $0.21 from $0.20. A discussion of the components of the Company's statements of income for the two years in the period ended March 31, 1995 follows.

     Net Revenues. Net revenues were relatively unchanged for the year ended March 31, 1995 increasing 2.5% to $12.0 million from $11.8 million for the year ended March 31, 1994. Revenues derived from maintenance and other services increased 13.6% to $6.4 million from $5.6 million as a result of the Company's larger installed base of systems and higher prices for services. Revenues attributable to sales of computer systems, upgrades and supplies decreased 7.6% to $5.7 million from $6.1 million due to decreased systems sales during fiscal 1995.

     Cost of Products and Services. Cost of products and services for the year ended March 31, 1995 decreased 7.2% to $6.1 million from $6.5 million for the year ended March 31, 1994. This decrease was due to an increase in the proportion of revenues from lower cost items comprising net revenues and also resulted in these costs, as a percentage of net revenues, decreasing to 50.3% from 55.5%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 1995 increased 15.9% to $3.5 million from $3.1 million for the year ended March 31, 1994 as result of increases in selling efforts and sales personnel, thereby increasing these expenses, as a percentage of net revenues, to 29.3% from 26.0%.

     Research and Development Costs. The amount of expenditures charged to research and development costs for the year ended March 31, 1995 increased 11.3% to $1.5 million from $1.3 million for the year ended March 31, 1994, and as a percentage of net revenues, to 12.2% from 11.2%. This increase was primarily attributable to development of enhancements and additions to the Company's systems.

     Investment Income. Investment income for the year ended March 31, 1995 increased 7.3% to $429,000 from $400,000 for the year ended March 31, 1994. This increase was due to an increase in funds available for investment.

     Provision for Income Taxes. The provision for income taxes for the year ended March 31, 1995 increased 29.8% to $453,000 from $349,000 for the year ended March 31, 1994. This was due to increased earnings before the income tax provision and an increase in effective tax rates. The effective tax rates for the respective periods were 32.0% and 27.8%. These lower than normal rates were due to utilization of a deferred tax valuation allowance related to net operating loss carryforwards.


     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through cash generated from operations. Net cash provided by operating activities was $2.7 million, $1.2 million and $1.2 million for the the years ended March 31, 1996, 1995 and 1994, respectively. Net cash provided from operating activities consists principally of net income plus increases in accounts payable and income taxes payable offset by an increase in accounts receivables. The increase in accounts receivable results primarily from increased sales and the timing of sales in fiscal 1996.

     Net cash provided by (used in) investing activities was $(1.3) million, $3.6 million and $(4.0) million for the years ended March 31, 1996, 1995 and 1994, respectively. Net cash provided by (used in) investing activities consists principally of changes in short-term investments as well as additions to equipment and improvements and capitalized software. Net cash used in investing activities for the year ended March 31, 1996 was also impacted by the Company's purchase of a 25% ownership interest in Clinitec for $1.0 million during the year.

     Net cash provided by financing activities was $20.4 million, $0.2 million and $0.4 million for the years anded March 31, 1996, 1995 and 1994, respectively. Net cash provided by financing activities for the year ended March 31, 1996 consists of $20.2 million of net proceeds from the Company's March 1996 secondary public offering of one million shares of the Company's Common Stock and $0.2 million of proceeds from the exercise of employee stock options during the year. Net cash provided by financing activities for the years ended March 31, 1995 and 1994 consists of the proceeds from the exercise of employee stock options.

     At March 31, 1996, the Company had cash and cash equivalents of $27.9 million and short-term investments of $1.1 million. Short-term investments include debt securities issued by foreign governments of $314,000 and an investment in a fund which trades in special situation securities of $500,000. The Company does not believe these investments have significant principal risk; however, there can be no assurance that the markets for these securities will not change, causing a loss of principal.

     In May 1995, QSI acquired a 25% ownership interest in Clinitec for $1.0 million in cash. In May 1996, the Company acquired the remaining 75% of Clinitec for $4.9 million in cash and 309,846 shares of QSI Common Stock and merged Clinitec with and into a newly formed wholly-owned subsidiary of the Company. For purposes of the May 1996 transaction, the shares were valued at $6.9 million or $22.25 per share.

     Except for the Company's purchase in May 1996 of the remaining 75% ownership interest in Clinitec and QSI's intention to expend funds on capitalized software in connection with alternative versions of certain of its products for the client/server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's and Clinitec's NextGen applications, the Company has no significant capital commitments and currently anticipates that additions to property, plant and equipment for fiscal 1997 will be comparable to recent past years. The Company believes that its current cash balances and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements though fiscal 1997.

     Item 7. FINANCIAL STATEMENTS
             --------------------

     The Financial Statements of the Company identified in the Index to Financial Statements appearing under "Item 13. Exhibits and Reports on Form 8-K" of this report are incorporated by reference to Item 13.

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
             ----------------------------------------------------------

         None

                                    PART III

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.
             -------------------------------------------------------------

     EXECUTIVE OFFICERS OF REGISTRANT.
     ---------------------------------

          The executive officers of the Company as of March 31, 1996 were as follows:

               Name              Age        Position
               ----              ---        --------
           Sheldon Razin          58        Chairman of the Board, Chief
                                              Executive Officer, President
                                              and Director

           Robert J. Beck         56        Executive Vice President

           Robert G. McGraw       38        Vice President - Chief
                                              Financial Officer

           Greg Flynn             38        Vice President - Sales and
                                              Marketing

           Abe LaLande            45        Vice President - Hardware
                                              Research and Development

           Donn Neufeld           39        Vice President - Software
                                              and Operations

           Janet Razin            56        Vice President, Corporate
                                              Secretary and Director

           Irma G. Carmona        40        Corporate Controller



          Executive officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Additional information regarding the Company's executive officers is set forth below.


          Sheldon Razin is the founder of the Company and has served as Chairman of the Board of Directors and Chief Executive Officer since the Company's inception. He also has served as the Company's President since its inception except for the period from August 1990 to August 1991. Additionally, Mr. Razin served as Treasurer from the Company's inception until October 1982. Prior to founding the Company, he held various technical and managerial positions with Rockwell International Corporation and was a founder of the Company's predecessor, Quality Systems, a sole proprietorship engaged in the development of software for commercial and space applications and in management consulting work. Mr. Razin holds a B.S. degree in Mathematics from the Massachusetts Institute of Technology. Mr. Razin is the husband of Janet Razin.

          Robert J. Beck joined the Company, and has served as its Executive Vice President, since April 1992. In this capacity, he is heavily involved in the Company's sales and marketing efforts. Mr. Beck has been associated with turnkey healthcare computing applications since 1975, holding a variety of increasingly responsible management positions in several companies. Prior to joining the Company, Mr. Beck served as Executive Vice President of Sandata, a provider of DME and Home Health Care Turnkey Systems. Mr. Beck's experience includes founding and running a corporation, The Hamilton Computer Group, Inc., which was at one time a major competitor to the Company. He holds a B.A. degree in Mathematics and Statistics from Hunter College.

          Robert G. McGraw joined the Company in February 1996 as Chief Financial Officer. Prior to joining the Company, Mr. McGraw was the Chief Financial Officer of CVD Financial Corporation, an asset-based commercial lender, from March 1994 to February 1996. He was an independent financial consultant from August 1989 to February 1991 and from March 1992 to February 1994. From March 1991 to February 1992, Mr. McGraw was Chief Financial Officer of MGV International, Inc., a diversified middle market company with a personal computer manufacturing plant and wholesale distribution operations. Mr. McGraw is a Certified Public Accountant and holds an M.B.A. from UCLA and a B.A. with highest honors in Business Economics from the University of California, Santa Barbara.

          Greg Flynn has served as the Company's Vice President Sales and Marketing since January 1996 after serving as Vice President Administration since June 1992. In these capacities, Mr. Flynn has been responsible for numerous functions related to sales and the ongoing management of the Company. Previously, Mr. Flynn served as the Company's Vice President Corporate Communications. Since joining the Company in January 1982, Mr. Flynn has held a variety of increasingly responsible management positions within the organization. Prior to joining the Company, Mr. Flynn was a scriptreader/script consultant for a film production company. He holds a B.A. degree in English from the University of California, Santa Barbara.

          Abe LaLande has served as the Company's Vice President Hardware Research and Development since February 1989. From 1979 to 1982, he served as the Company's senior field service engineer, and from 1982 to 1988, he served as Vice President Field Service and Production. During fiscal 1989, Mr. LaLande left the Company for three months to work for Toshiba America, Inc. Prior to joining the Company, Mr. LaLande held various senior field service engineering positions with Mini-Computer Systems (October 1978 to April 1979), Varian Associates (February 1978 to October 1978) and General Automation (July 1977 to February 1978), all of which are computer manufacturing companies. He holds an A.A. degree in Electronic Engineering from Fullerton College and an A.S. degree in Computer Science from Control Data Institute.

          Donn Neufeld has served as the Company's Vice President-Software and Operations since January 1996 and as Vice President - Operations from June 1986 until January 1996. From April 1981 until June 1986, Mr. Neufeld held the position of Manager of Customer Support. He joined the Company in December 1980 as part of the System Generation Department. Prior to joining the Company, Mr. Neufeld was a System Analyst/Programmer at Loma Linda University Medical Center.

          Janet Razin has served as a Director, Vice President and Corporate Secretary since the Company's inception and served as the Company's controller until November 1981. She served as Vice President Chief Financial Officer from October 1982 until October 1984. Prior to joining the Company, she was a computer programmer for Rockwell International Corporation. Mrs. Razin holds a B.A. degree in Mathematics from Northeastern University. Mrs. Razin is the wife of Sheldon Razin.

          Irma G. Carmona has served as the Company's Corporate Controller since June 1994. Since joining the Company in February 1980, Ms. Carmona has held a variety of increasingly responsible financial positions within the organization including Manager of Accounting from June 1984 until June 1994. Prior to joining the Company, Ms. Carmona was a staff accountant for Thomas Cook Bankers.


          Except for information concerning the Company's executive officers which is included above, the information required by Item 9 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission on or before July 29, 1996 for the Company's 1996 annual shareholders' meeting.

     Item 10.  EXECUTIVE COMPENSATION.
               -----------------------

          The information required by Item 10 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Commission on or before July 29, 1996 for the Company's 1996 annual shareholders' meeting.


     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               ---------------------------------------------------
               MANAGEMENT.
               -----------

          The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Commission on or before July 29, 1996 for the Company's 1996 annual shareholders' meeting.


     Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
               -----------------------------------------------

          The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Commission on or before July 29, 1996 for the Company's 1996 annual shareholders' meeting.

     Item 13. EXHIBITS AND REPORTS ON FORM 8-K.
              ---------------------------------

       (a) Index to Financial Statements                     Page
           -----------------------------                     ----
           Independent Auditors' Report                       F-1

           Balance Sheets at March 31, 1996 and 1995          F-2

           Statements of Income for the Years Ended
            March 31, 1996, 1995 and 1994                     F-3

           Statements of Shareholders' Equity for the
            Years Ended March 31, 1996, 1995 and 1994         F-4

           Statements of Cash Flows for the Years Ended
            March 31 1996, 1995 and 1994                      F-6

           Notes to Financial Statements                      F-8

       (b) Exhibits.

                               INDEX TO EXHIBITS
                                                                 Sequential
                                                                       Page
        Exhibit                                                         No.
        -------                                                  ----------

           3.1 Articles of Incorporation of the Company, as amended, are hereby incorporated by reference to
                Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1984, File No. 2-80056.

           3.2 Bylaws of the Company, as amended, are hereby incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1,
                File No. 2-80056.

          3.2.1 Certificate of Amendment of Bylaws of the Registrant is hereby incorporated by reference to Exhibit 3.2.1 to the Registrant's Registration Statement on Form S-1, File No. 333-00161.

          10.2 1989 Incentive Stock Option Plan is hereby incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8,
                File No. 33-31949.

        10.2.1 Form of Incentive Stock Option Agreement is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, File No. 333-00161.

                               INDEX TO EXHIBITS
                                  (Continued)                    Sequential
                                                                       Page
        Exhibit                                                         No.
        -------                                                  ----------
        10.2.2 Form of Non-Qualified Stock Option Agreement is hereby incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File
                No. 333-00161.

          10.3 Form of Incentive Stock Option Agreement is hereby incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form
                S-1, File No. 2-80056.

          10.4 1993 Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1994, File No. 0-13801.

          10.5 Lease Agreement dated March 11, 1993 between the Registrant and Craig Development Corporation, is hereby incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1993 File No. 0-13801.

          10.6 Lease agreement dated September 12, 1994 between the Registrant and Koll/Realty Orangewood Business Center General Partnership, is hereby incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1995, File No. 0-13801.

          10.7 Series "A" Convertible Preferred Stock Purchase Agreement, as amended, dated April 21, 1995 between the Registrant and Clinitec International, Inc., is hereby incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1995, File No. 0-13801.

          10.8 Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.10 to the Registrant's
                Registration Statement on Form S-1, File No. 333-00161.

          10.9 Marketing agreement, as amended, dated April 1, 1995 between the Registrant and Clinitec International, Inc., is hereby incorporated by reference to Exhibit
                10.12 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1995, File No. 0-13801.

         10.10 Agreement and Plan of Merger, dated May 16, 1996, by and among Quality Systems, Inc., CII Acquisition Corporation, Clinitec International, Inc. and certain shareholders of Clinitec International, Inc. and certain exhibits is hereby incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K, dated May 17, 1996 and filed May 30, 1996.
                                      -34-

                               INDEX TO EXHIBITS
                                  (Continued)                    Sequential
                                                                       Page
        Exhibit                                                         No.
        -------                                                  ----------


         10.11 Employment agreement dated May 16, 1996 by and between CII Acquisition Corporation and Patrick Cline is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A dated May 17, 1996 and filed June 21, 1996.

          23.1  Independent Auditor's Consent - Deloitte & Touche LLP.,
                is filed herewith.                                     F-22

          27.1  Financial Data Schedule, is filed herewith.



           List of Compensation Plans:

          10.2 1989 Incentive Stock Option Plan is hereby incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8,
                File No. 33-31949.

        10.2.1 Form of Incentive Stock Option Agreement is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1,
                File No. 333-00161.

        10.2.2 Form of Non-Qualified Stock Option Agreement is hereby incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 333-00161.

        10.4.2 Profit Sharing and Retirement Plan, as amended, is hereby incorporated by reference to Exhibit
                10.4.2 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1994, File No. 0-13801.

        10.4.3  Profit Sharing and Retirement Plan, amendments
                No. 2 and 3, as amended, is filed herewith.           F-20




       (c) Reports on form 8-K:  None

     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          QUALITY SYSTEMS, INC.
     By:   /s/SHELDON RAZIN            Date: June 12, 1996
        -----------------------------       ---------------------------
              SHELDON RAZIN
          Chairman of the Board of
          Directors and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                   Title                  Date
             ---------                   -----                  ----
        /s/SHELDON RAZIN         Chairman of the Board of
     --------------------------  Directors and President    June 12, 1996
           SHELDON RAZIN         (Principal Executive
                                  Officer)

        /s/JANET RAZIN
     --------------------------  Vice President,            June 12, 1996
           JANET RAZIN           Secretary and Director

        /s/ROBERT MCGRAW
     --------------------------  Vice President,            June 12, 1996
           ROBERT MCGRAW         Chief Financial Officer
                                 (Principal Financial
                                  and Accounting Officer)

        /s/JOHN BOWERS, M.D.
     --------------------------  Director                   June 12, 1996
           JOHN BOWERS, M.D.

        /s/WILLIAM BOWERS
     --------------------------  Director                   June 12, 1996
           WILLIAM BOWERS

        /s/GEORGE BRISTOL
     --------------------------  Director                   June 12, 1996
           GEORGE BRISTOL

        /s/PATRICK CLINE
     --------------------------  Director                   June 12, 1996
           PATRICK CLINE

        /s/GRAEME FREHNER
     --------------------------  Director                   June 12, 1996
           GRAEME FREHNER


        /s/GORDON SETRAN
     --------------------------  Director                   June 12, 1996
           GORDON SETRAN

                                      -36-

     <AUDIT-REPORT>

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



     Board of Directors and Shareholders
        Quality Systems, Inc.


     We have audited the accompanying balance sheets of Quality Systems, Inc. as of March 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Quality Systems, Inc. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.








     DELOITTE & TOUCHE LLP
     Costa Mesa, California
     May 31, 1996

     </AUDIT-REPORT>

                             QUALITY SYSTEMS, INC.
                                 BALANCE SHEETS

                                                         March 31,
                                                  ------------------------
                                     ASSETS           1996         1995
                                                  -----------  -----------
     Current Assets:
      Cash and cash equivalents                   $27,872,000  $ 6,085,000
      Short-term investments                        1,072,000    1,237,000
      Accounts receivable, less allowance
        for doubtful accounts of $ 126,000
        and $ 77,000, respectively                  4,751,000    2,997,000
      Inventories                                     853,000      783,000
      Deferred tax asset                                 -         199,000
      Other current assets                            135,000       74,000
                                                  -----------  -----------
          Total current assets                     34,683,000   11,375,000
     Equipment and Improvements, net                  572,000      535,000
     Capitalized Software Costs, net                  599,000      502,000
     Investment in Clinitec International, Inc.       976,000         -
     Other Assets                                     442,000      256,000
                                                  -----------  -----------
          Total assets                            $37,272,000  $12,668,000
                                                  ===========  ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
      Accounts payable                            $ 1,706,000  $   597,000
      Deferred service revenue                      1,031,000      952,000
      Estimated costs to complete system
        installations                                 402,000      217,000
      Income taxes payable                               -         473,000
      Other current liabilities                     1,348,000    1,104,000
                                                  -----------  -----------
          Total current liabilities                 4,487,000    3,343,000
     Deferred Tax Liability                            84,000      137,000
                                                  -----------  -----------
          Total liabilities                         4,571,000    3,480,000
                                                  -----------  -----------
     Commitments and Contingencies

     Shareholders' Equity:
      Common stock, $.01 par value,
       20,000,000 shares authorized, 5,653,491
       and 4,535,866 shares issued and
       outstanding, respectively                       56,000       45,000
      Additional paid-in capital                   27,148,000    5,978,000
      Unrealized loss on available-for-sale
        securities                                    (44,000)     (83,000)
      Retained earnings                             5,541,000    3,248,000
                                                  -----------  -----------
          Total shareholders' equity               32,701,000    9,188,000
                                                  -----------  -----------
          Total liabilities and shareholders'
           equity                                 $37,272,000  $12,668,000

                                                  ===========  ===========

     See notes to financial statements.

                              QUALITY SYSTEMS, INC.

                              STATEMENTS OF INCOME

                                               Years Ended March 31,
                                        -----------------------------------
                                            1996        1995        1994
                                        ----------- ----------- -----------
     Net Revenues:
      Sales of computer systems,
        upgrades and supplies           $ 9,623,000 $ 5,681,000 $ 6,146,000
      Maintenance and other services      7,109,000   6,368,000   5,606,000
                                        ----------- ----------- -----------
                                         16,732,000  12,049,000  11,752,000

     Cost of Products and Services        7,929,000   6,060,000   6,527,000
                                        ----------- ----------- -----------
     Gross Profit                         8,803,000   5,989,000   5,225,000

     Selling, General and
       Administrative Expenses            3,897,000   3,536,000   3,052,000
     Research and Development Costs       1,567,000   1,467,000   1,318,000
                                         ----------  ----------  ----------
     Income from Operations               3,339,000     986,000     855,000

     Investment Income                      533,000     429,000     400,000
     Equity in Loss of Clinitec
       International, Inc.                  (51,000)       -           -
                                         ----------  ----------  ----------
     Income before Provision for
       Income Taxes                       3,821,000   1,415,000   1,255,000
     Provision for Income Taxes           1,528,000     453,000     349,000
                                         ----------  ----------  ----------
     Net Income                          $2,293,000  $  962,000  $  906,000
                                         ==========  ==========  ==========


     Net Income per Share:

       Primary                              $0.48       $0.21       $0.21
                                            =====       =====       =====

       Fully diluted                        $0.48       $0.21       $0.20
                                            =====       =====       =====

     See notes to financial statements.

                             QUALITY SYSTEMS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     Unrealized
                           Common                     Loss on
                        Shares Issued    Additional  Available-
                      ------------------   Paid-in    for-sale    Retained
                         Number  Amount    Capital   Securities   Earnings
                      ---------- ------- ---------- -----------  ----------
     Balance at
      April 1, 1993    4,186,616 $42,000 $5,100,000 $     -      $1,380,000

      Exercise of
       stock options     258,500   2,000    400,000       -            -

      Tax benefit
       resulting from
       stock options        -       -       289,000       -            -

      Unrealized loss,
       net of $60,000
       tax benefit          -       -          -       (79,000)        -

      Net income            -       -          -          -         906,000
                      ---------- ------- ---------- -----------  ----------
     Balance at
      March 31, 1994  4,445,116  44,000  5,789,000     (79,000)   2,286,000

      Exercise of
       stock options     90,750   1,000    150,000        -            -

      Tax benefit
       resulting from
       stock options       -       -        39,000        -            -

      Unrealized loss,
       net of $3,000
       tax benefit         -       -          -         (4,000)        -

      Net income           -       -          -           -         962,000
                      ---------- ------- ---------- -----------  ----------
     Balance at
      March 31, 1995  4,535,866  45,000  5,978,000     (83,000)   3,248,000




     See notes to financial statements.






                                      F-4


                             QUALITY SYSTEMS, INC.

                 STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

                                                     Unrealized
                           Common                     Loss on
                        Shares Issued    Additional  Available-
                      ------------------   Paid-in    for-sale    Retained
                         Number  Amount    Capital   Securities   Earnings
                      ---------- ------ ----------- ----------- ----------
      Sale of stock
       in secondary
       offering       1,000,000  10,000  20,244,000       -           -

      Exercise of
       stock options    117,625   1,000     181,000       -           -

      Tax benefit
       resulting from
       stock options       -       -        745,000       -           -

      Unrealized gain,
       net of $29,000
       tax provision       -       -           -        39,000        -

      Net income           -       -           -          -      2,293,000
                      ---------- ------ ----------- ----------  ----------
     Balance at
      March 31, 1996  5,653,491 $56,000 $27,148,000 $  (44,000) $5,541,000
                      ========= ======= =========== ==========  ==========













     See notes to financial statements.

                             QUALITY SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                               Years Ended March 31,
                                        -----------------------------------
                                            1996       1995         1994
                                        ----------- ---------- ------------
     Cash Flows from Operating
         Activities:
       Net income                       $2,293,000  $  962,000 $   906,000
       Adjustments to reconcile net
        income to net cash provided
        by operating activities:
         Depreciation and amortization     496,000     418,000     404,000
         Realized (gains) losses from
           sales of short-term
           investments                      10,000    (151,000)   (194,000)
         Unrealized (gains) losses on
           trading securities              (90,000)    (82,000)     99,000
         Equity in loss of Clinitec
           International, Inc.              51,000        -           -
         Gain on sales of fixed assets      (8,000)       -           -
         Deferred income taxes             180,000     (62,000)       -
         Changes in:
           Accounts receivable          (1,754,000)   (267,000)   (284,000)
           Inventories                     (70,000)    112,000      56,000
           Other current assets             19,000      13,000      15,000
           Accounts payable              1,109,000    (252,000)   (153,000)
           Deferred service revenue         79,000      76,000      32,000
           Estimated costs to complete
             system installations          185,000    (130,000)    115,000
           Income taxes payable, and
             taxes related to equity
             accounts                      163,000     515,000     263,000
           Other current liabilities        25,000      66,000     (57,000)
                                         ----------  ----------  ----------
     Net Cash Provided By Operating
         Activities                      2,688,000   1,218,000   1,202,000
                                         ----------  ----------  ----------





     See notes to financial statements.









                                      F-6

                             QUALITY SYSTEMS, INC.

                      STATEMENTS OF CASH FLOWS (continued)

                                               Years Ended March 31,
                                        ----------------------------------
                                            1996       1995        1994
                                        ----------- ---------- ------------
     Cash Flows from Investing
         Activities:
       Proceeds from sales of
         short-term investments          1,426,000  12,725,000  10,074,000
       Purchases of short-term
         investments                    (1,114,000) (8,758,000)(13,810,000)
       Additions to equipment and
         improvements, net                (240,000)   (162,000)   (101,000)
       Additions to capitalized
         software costs                   (382,000)   (191,000)   (183,000)
       Investment in Clinitec
         International, Inc.            (1,027,000)       -           -
       Change in other assets                 -          9,000      17,000
                                       ------------ ---------- ------------
     Net Cash Provided By (Used In)
         Investing Activities           (1,337,000)  3,623,000  (4,003,000)
                                       ------------ ---------- ------------

     Cash Flows from Financing
         Activities:
       Proceeds from exercise of
         stock options                     182,000     151,000     402,000
       Proceeds from issuance
         of common stock                21,030,000        -           -
       Common stock issuance costs        (776,000)       -           -
                                       ------------ ---------- ------------
     Net Cash Provided By
       Financing Activities             20,436,000     151,000     402,000
                                       ------------ ---------- ------------
     Net Increase (Decrease) in Cash
         and Cash Equivalents           21,787,000   4,992,000  (2,399,000)
     Cash and Cash Equivalents,
         beginning of year               6,085,000   1,093,000   3,492,000
                                       ------------ ---------- ------------
     Cash and Cash Equivalents, end
         of year                       $27,872,000  $6,085,000 $ 1,093,000
                                       ============ ========== ============

     Supplemental Information - During fiscal 1996, 1995 and 1994 the Company made income tax payments of $1,146,000, $10,000 and $86,000, respectively.




     See notes to financial statements.

                             QUALITY SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

     NOTE 1 - DESCRIPTION OF BUSINESS

          Quality Systems, Inc. ("QSI" or the "Company") develops and markets proprietary information systems for medical and dental group practices, physician hospital organizations, management service organizations, health maintenance organizations and community health centers. The Company's proprietary software systems include summary medical records and general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care implementation and referral management, treatment outcome studies, treatment planning, drug formularies, word processing and accounting. In addition to providing fully integrated solutions to its client, the Company provides its clients with comprehensive hardware and software maintenance and support services, system training services and electronic claims submission services.
     In May 1995, the Company acquired an ownership interest in a developer of an electronic medical records product (see Note 11).

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Revenue Recognition - Licenses, sales of computer systems and system upgrades are recognized at the time the basic software and hardware is shipped and the estimated costs to complete the system are not considered significant in accordance with Statement of Position 91-1, "Software Revenue Recognition". Estimated costs to complete are normally insignificant and are charged to expense in the period in which the sales are recognized. These costs typically include labor and travel costs associated with training, installation and data conversion. If estimated costs to complete are significant, revenue is recognized on a percentage of completion basis.

          Maintenance revenue is recognized ratably over the life of the contract. Advance maintenance revenue billings are included in deferred service revenue on the accompanying balance sheets. Sales of supplies are recognized at the time of shipment.

          Cash equivalents - The Company considers all highly liquid interest earning deposits purchased with an original maturity of three months or less to be cash equivalents.

          Short-term investments - The Company classifies its short-term investments into one of the following categories:

            Held to maturity - Debt securities for which the Company has the intent and the ability to hold to maturity.

            Trading - Debt securities that do not meet the "intent-to-hold" criterion and equity securities, both of which are bought and held principally for the purpose of being sold in the near term.

                             QUALITY SYSTEMS, INC.

            Available-for-sale - Debt securities that do not meet the "intent-to-hold" criterion and equity securities that are not classified as trading securities.

          Held to maturity securities are carried in the balance sheet at cost (unless there is a decline in the value of the individual securities that is not due to temporary declines), and realized gains and losses are recorded in the income statement in the period that they are earned or incurred. Trading securities are carried in the balance sheet at fair market value and unrealized gains and losses are recorded in the statement of income. Available-for-sale securities are carried in the balance sheet at fair market value; realized gains and losses are recorded in the statement of income when they are earned or incurred, and unrealized gains and losses, net of tax effect, are recognized as a component of shareholders' equity.

          Realized gains and losses from investment transactions are determined on a first-in, first-out basis.

          Accounts Receivable - A majority of the Company's system sales are financed by third-party sources, while the Company provides credit for most maintenance contract sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses, which have been within management's expectations.

          Inventories - Inventories are valued at lower of cost (first-in, first-out) or market. Certain inventories are maintained for customer support pursuant to service agreements and are amortized over a five-year period using the straight-line method.

          Equipment and Improvements - Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range from five to seven years.

          Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Such costs are amortized over the lesser of five years or the economic life of the related product. Beginning in fiscal 1996, the amortization period for new costs was changed to three years, the impact of which was immaterial in fiscal

                             QUALITY SYSTEMS, INC.

     1996. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination has been made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts would be written off.

          Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are established as a reduction of net deferred tax assets when management cannot determine that the recoverability of such assets is probable.

          Earnings per Share - The difference between primary and fully diluted earnings per share for each of the years ended March 31, 1996 and 1995 was not significant and earnings per share was calculated based on the weighted average number of common shares and common share equivalents outstanding of 4,788,000 and 4,606,000, respectively. Primary and fully diluted earnings per share for the year ending March 31, 1994 are based on the weighted average number of common shares and common share equivalents outstanding of 4,342,000 and 4,461,000, respectively. Common stock equivalents consist primarily of stock options and are calculated using the treasury stock method.

          Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.123, "Accounting For Stock-Based Compensation" ("SFAS No. 123"), which will be effective for the Company beginning April 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB. 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share beginning in fiscal 1997.

          Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results in future periods could differ from those estimates made in the current year.
                                      F-10

                             QUALITY SYSTEMS, INC.

          Reclassifications - Certain amounts in the accompanying financial statements have been reclassified to conform with the March 31, 1996 presentation.

     NOTE 3 - CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

          At March 31, 1996 and 1995, the Company had cash equivalents of $27,079,000 and $5,349,000, respectively, invested in a major national brokerage firm's institutional fund that specializes in U.S.
     government securities and commercial paper with high credit ratings.

          Short-term investments consist of the following components:

                                                    March 31,
                                              ----------------------
                                                 1996        1995
                                              ----------  ----------
            Trading securities                $  758,000  $  927,000
            Available-for-sale securities        314,000     310,000
                                              ----------  ----------
                                              $1,072,000  $1,237,000
                                              ==========  ==========

          The following is a summary of available-for-sale securities:

                                                        March 31,
                                                -----------------------
                                                   1996         1995
                                                ----------   ----------
           Aggregate market                     $  314,000   $  310,000
           Gross unrealized holding losses      $   78,000   $  146,000
           Amortized cost basis for debt
               securities issued by foreign
               governments, denominated in U.S.
               dollars.                         $  392,000   $  456,000


                             QUALITY SYSTEMS, INC.

          Investment income for each of the three years ended March 31, 1996 consists of the following:

                                             Years Ended March 31,
                                       ----------------------------------
                                          1996        1995        1994
                                       ----------  ----------  ----------
      Interest income                  $  433,000  $  196,000  $  305,000
      Net gains (losses) on
        short-term investments --
          Realized                        (10,000)    151,000     194,000
          Unrealized                       90,000      82,000     (99,000)
      Other                                20,000        -           -
                                       ----------  ----------  ----------
                                       $  533,000  $  429,000  $  400,000
                                       ==========  ==========  ==========


                             QUALITY SYSTEMS, INC.

     NOTE 4 - CAPITALIZED SOFTWARE COSTS

          Capitalized software costs at March 31, 1996 and 1995 were net of accumulated amortization of $867,000 and $582,000, respectively.

           Information related to net capitalized software costs is as follows:

                                    Years Ended March 31,
                              ---------------------------------
                                 1996        1995        1994
                              ---------   ---------   ---------
     Beginning of year        $ 502,000   $ 509,000   $ 491,000
     Capitalized                382,000     191,000     183,000
     Amortization              (285,000)   (198,000)   (165,000)
                              ---------   ---------   ---------
     End of year              $ 599,000   $ 502,000   $ 509,000
                              =========   =========   =========


     NOTE 5 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                               March 31,
                                     ----------------------------
                                        1996              1995
                                     ----------        ----------
     INVENTORIES:

      Computer systems and
        components                   $  509,000        $  420,000
      Replacement parts for
        certain client systems, net
        of accumulated amortization
        of $1,015,000 and $1,026,000,
        respectively                    295,000           308,000
      Miscellaneous parts and
        supplies                         49,000            55,000
                                     ----------        ----------
                                     $  853,000        $  783,000
                                     ==========        ==========


                             QUALITY SYSTEMS, INC.


     EQUIPMENT AND IMPROVEMENTS:

                                               March 31,
                                     -----------------------------
                                          1996              1995
                                     -------------  --------------
      Computers and electronic
        test equipment               $1,393,000        $1,251,000
      Furniture and fixtures            330,000           312,000
      Vehicles                           88,000           110,000
      Leasehold improvements            117,000           117,000
                                     ----------        ----------
                                      1,928,000         1,790,000
      Accumulated depreciation
        and amortization             (1,356,000)       (1,255,000)
                                     ----------        ----------
                                     $  572,000        $  535,000
                                     ==========        ==========


     OTHER CURRENT LIABILITIES:

                                               March 31,
                                     -----------------------------
                                          1996              1995
                                     -------------  --------------
      Accrued payroll and related
       expenses                      $  498,000        $  427,000
      Deferred compensation             370,000           185,000
      Deferred tax liability             34,000              -
      Other accrued expenses            446,000           492,000
                                     ----------        ----------
                                     $1,348,000        $1,104,000
                                     ==========        ==========


                             QUALITY SYSTEMS, INC.

     NOTE 6 - INCOME TAXES

          The income tax provision consists of the following components:

                                        Years Ended March 31,
                                 -------------------------------------
                                    1996         1995         1994
                                 -----------  -----------  -----------
     Federal-
       Current taxes             $ 1,072,000  $   414,000  $   309,000
       Deferred taxes                109,000      (36,000)        -
                                 -----------  -----------  -----------
                                   1,181,000      378,000      309,000
                                 -----------  -----------  -----------
     State-
       Current taxes                 305,000      101,000       40,000
       Deferred taxes                 42,000      (26,000)        -
                                 -----------  -----------  -----------
                                     347,000       75,000       40,000
                                 -----------  -----------  -----------
                                 $ 1,528,000  $   453,000  $   349,000
                                 ===========  ===========  ===========


          The income tax provision differs from an amount computed at statutory rates as follows:
                                              Years Ended March 31,
                                    --------------------------------------
                                       1996         1995         1994
                                    -----------  -----------  ------------
     Federal income tax provision
       at statutory rate            $ 1,299,000  $   481,000  $   426,000
     Increases (decreases)
       resulting from:
        State income taxes              234,000      107,000      121,000
        Change in valuation
          allowance                        -         (86,000)    (204,000)
        Other                            (5,000)     (49,000)       6,000
                                    -----------  -----------  -----------
                                    $ 1,528,000  $   453,000  $   349,000
                                    ===========  ===========  ===========

          The changes in valuation allowances in 1995 and 1994 are related to benefits arising from federal and state net operating loss carryforwards.

                             QUALITY SYSTEMS, INC.

          The net deferred tax benefits in the accompanying balance sheets include the following components:

                                                    March 31,
                                              ----------------------
                                                 1996         1995
                                              ---------    ---------
     Deferred tax assets -
        Short-term investments                $    -       $  71,000
        Accounts receivable                      55,000       33,000
        Inventories                              30,000       27,000
        Other current assets                     46,000         -
        Accumulated depreciation                  5,000        5,000
        Investment, Clinitec
          International, Inc.                    22,000         -
        Accrued vacation and sick leave         106,000      164,000
        Accrued liability for deferred
          compensation                          169,000      100,000
        State income taxes                       51,000       18,000
                                              ---------    ---------
                                                484,000      418,000
                                              ---------    ---------
     Deferred tax liabilities -
        Short-term investments                   (3,000)        -
        Inventories                             (17,000)     (22,000)
        Accumulated depreciation                (21,000)     (24,000)
        Capitalized software                   (259,000)    (217,000)
        Deferred revenue                       (302,000)     (93,000)
                                              ---------    ---------
                                               (602,000)    (356,000)
                                              ---------    ---------
                                              $(118,000)   $  62,000
                                              =========    =========

          The deferred tax assets and liabilities have been shown net in the accompanying balance sheets based on the long-term or short-term nature of the items which give rise to the deferred amount.

     NOTE 7 - EMPLOYEE BENEFIT PLANS

          The Company has a profit sharing and retirement plan (the "Retirement Plan") for the benefit of substantially all of its employees. The Retirement Plan was amended during the fiscal year ended March 31, 1994 to add 401(k) features. Participating employees may defer up to 15% of compensation per year. The Company's annual contribution is determined by the Company's Board of Directors and the Retirement Plan may be amended or discontinued at the discretion of the Board of Directors. Contributions of $20,000, $21,000 and $19,000 were made to the Retirement Plan for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

                             QUALITY SYSTEMS, INC.

          During the fiscal year ended March 31, 1994, the Company initiated a deferred compensation plan (the "Deferral Plan") for the benefit of officers and key employees. Participating employees may defer all or a portion of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees. Each participating employee's deferred compensation and share of Company contributions has been invested in a life insurance policy which has death benefit and mutual fund features. Investment decisions are made by each participating employee from a family of mutual funds. The Company is the owner and beneficiary of the life insurance policies and has an obligation to pay the greater of the death benefit or the net cash surrender value upon each employee's death or termination. The net cash surrender value of the life insurance policies and the related Company obligation for deferred compensation was $370,000 and $185,000 at March 31, 1996 and 1995, respectively, which have been included in the accompanying balance sheets. The Company made contributions of $11,000, $10,000 and $8,000 to the Deferral Plan for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

     NOTE 8 - EMPLOYEE STOCK OPTION PLANS

          1981 Stock option Plan - Under a shareholder approved incentive stock option plan (the "1981 Plan") for officers and employees, 365,384 shares of common stock were reserved for the issuance of options to purchase shares of common stock at the fair market value at the date of grant. On October 31, 1991, the 1981 incentive stock option plan expired, and no additional shares could be granted under the plan. As of March 31, 1995, all outstanding shares under this plan had been excercised.

          1989 Stock Option Plan - During fiscal 1990, the Company's shareholders approved a stock option plan (the "1989 Plan") under which 1,000,000 shares of common stock have been reserved for the issuance of options. The 1989 Plan provides that salaried officers or key employees, and non-employee directors of the Company or its subsidiaries may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the option grant date.

                             QUALITY SYSTEMS, INC.

             Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1989 Plan will terminate on May 30, 1999, unless sooner terminated by the Board. At March 31, 1996, options for 21,625 shares were exercisable and 596,500 shares were available for future grant under the 1989 Plan.

          A summary of option transactions under the 1981 Plan and 1989
     Plan for the three years ended March 31, 1996 is as follows:


                                           Years Ended March 31,
                                     ----------------------------------
                                      1996         1995         1994
                                     -------      -------      -------
     Options -
      Outstanding at beginning
        of year                      219,700      305,500      536,000
             Granted                  30,000        5,000      101,000
             Exercised              (117,600)     (90,800)    (258,500)
             Cancelled                (2,000)        -         (73,000)
                                     -------      -------      -------
     Outstanding at end of year      130,100      219,700      305,500
                                     =======      =======      =======

     Range of option exercise prices -

             Granted             $4.88-$26.50   $3.75         $1.50
             Exercised           $1.38-$ 3.75   $1.50-$1.69   $1.06-$1.69
             Cancelled           $26.50         $ -           $1.06-$1.81


                            QUALITY SYSTEMS, INC.

     NOTE 9 - COMMITMENTS AND CONTINGENCIES

          The Company leases its facilities and offices under noncancelable operating lease agreements which contain lease renewal options through October 1996. The Company has rental commitments in fiscal
     1997 of $211,000. Total rental expense for all operating leases was $385,000, $387,000 and $412,000 for the years ended March 31, 1996,
     1995 and 1994, respectively.

          The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. The Company believes such matters are without merit, or involve such amounts that unfavorable disposition would not have a material adverse effect on the Company's financial statements.


     NOTE 10 - RELATED PARTY TRANSACTION

          During the year ended March 31, 1996, the Company sold a computer system for $335,000 to an entity whose founder and chief executive officer is also a QSI Director. In connection with this sale, the Company also entered into an agreement to pay a license fee based upon future revenues, if any, from certain software templates that may be developed by the entity in the future.

     NOTE 11 - SUBSEQUENT EVENT

          In April 1995, the Company entered into a strategic relationship with Clinitec International, Inc. ("Clinitec"), a developer of electronic medical records software systems. In May 1995 in connection with this strategic relationship, QSI acquired a 25% ownership interest in Clinitec for $1.0 million in cash. On May 16, 1996, QSI and Clinitec executed an Agreement and Plan of Merger, which was effected on May 17, 1996, whereby QSI acquired the remaining 75% of Clinitec that it did not already own for $4.9 million in cash and 309,846 shares of QSI Common Stock. For purposes of the acquisition, the shares were valued at $6.9 million, or $22.25 per share, for a total purchase price of $11.8 million for this remaining 75% ownership interest. On May 17, 1996, in accordance with the terms of the transaction, Clinitec was merged with and into a newly formed, wholly-owned subsidiary of the Company. For accounting purposes, the acquisition will be treated as a purchase transaction during the quarter ending June 30, 1996. In connection with this accounting treatment, the Company anticipates taking a net write off for purchased in-process research and development of approximately $8.3 million during the June 30, 1996 quarter. The exact amount of the write off is subject to change based upon the final determination of the purchase price allocation.

                                 EXHIBIT 10.4.3
                                 --------------

                            SECOND AMENDMENT TO THE
                 QUALITY SYSTEMS, INC. RETIREMENT SAVINGS PLAN

               The Quality Systems, Inc. Retirement Savings Plan is hereby amended, effective April 1, 1995, in the following particulars:

               1. Article I, Paragraph O. (definition of "Eligible Employee") is amended by adding the following subparagraph 3.:

                      "3. A Key Employee as defined in Paragraph AG.
               of this Article I. A Key Employee shall not be eligible to make Salary Deferral Contributions, and shall not be eligible to receive Employer Matching or Employer
               Supplemental contributions."

               2. Effective April 1, 1995, all Accounts of each Participant in the Plan attributable to the former Quality Systems, Inc. Profit Sharing Plan on April 1, 1995 are fully vested and nonforfeitable. Article V, Paragraph A.2. is amended by adding the following paragraph to read as follows:

                    "A Participant's Profit Sharing Plan Account(s)
               attributable to the old Quality Systems, Inc. Profit Sharing Plan shall be fully vested and nonforfeitable at all times, and shall not be subject to divestment for cause."

               3. Except as amended above, the Quality Systems, Inc. Retirement Savings Plan is in full force and effect.

               Date 5/18/95
                    -------

                                       QUALITY SYSTEMS, INC.

                                       By  /s/ Janet M. Razin

                                       ADMINISTRATIVE COMMITTEE



     APPROVED AS TO FORM:

     BARTON, KLUGMAN & OETTING

     Attorneys for Quality Systems, Inc.

                                 --------------

                            THIRD AMENDMENT TO THE
                 QUALITY SYSTEMS, INC. RETIREMENT SAVINGS PLAN

               The Quality Systems, Inc. Retirement Savings Plan is hereby amended, effective February 12, 1996, in the following particulars:

               1.     The following sentence shall be added at the end of
     Article IV.1 of the Plan to read as follows:

                      "No rollovers or transfers from other plans shall be
               permitted after February 12, 1996."

               2.     The following sentence shall be added at the end of
     Article VI.K of the Plan to read as follows:

                    "5. A Participant may also direct the Committee to pay all or a portion of amounts allocated to the Participant's Rollover Account directly to an Eligible Retirement Plan if the amounts have been held in the Rollover Account for at least two years."

               DATED: February 12, 1996
                      -----------------

                                       QUALITY SYSTEMS, INC.

                                       By  /s/ Janet M. Razin

                                       ADMINISTRATIVE COMMITTEE



     APPROVED AS TO FORM:

     BARTON, KLUGMAN & OETTING

     Attorneys for Quality Systems, Inc.

                                  EXHIBIT 23.1
                                  ------------


                          INDEPENDENT AUDITORS' CONSENT





          We consent to the incorporation by reference in Registration Statements Number 2-82773 and 33-31949 on Form S-8 of our report dated May 31, 1996 appearing in this Annual Report on Form 10-KSB for Quality Systems, Inc. for the year ended March 31, 1996.









     /s/ Deloitte & Touche LLP

     DELOITTE & TOUCHE LLP
     Costa Mesa, California
     June 21, 1996