Form 10QSB
period 1996-06-30
QUALITY SYSTEMS INC
filed 1996-08-09
CIK 708818

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________
                                   FORM 10-QSB
     (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE [ X ] SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996
                                    _____________
                                       OR

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

              5,963,337 shares of Common Stock, $.01 par value,
                             as of August 7, 1996

                   PART I.  CONSOLIDATED FINANCIAL INFORMATION
                   -------  ----------------------------------
     Item 1.  Financial Statements
     -------  --------------------
                             QUALITY SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                     June 30,    March 31,
                                                      1996         1996
                                                  -----------  -----------

     Current Assets:
      Cash and cash equivalents                   $22,803,000  $27,872,000
      Short-term investments                        1,203,000    1,072,000
      Accounts receivable, net                      5,830,000    4,751,000
      Inventories                                     672,000      853,000
      Other current assets                            119,000      135,000
                                                  -----------  -----------
          Total current assets                     30,627,000   34,683,000
     Equipment and Improvements, net                  907,000      572,000
     Capitalized Software Costs, net                  559,000      599,000
     Investment in Clinitec International, Inc.          -         976,000
     Excess of Cost Over Net Assets
       of Acquired Business, net                    3,003,000         -
     Other Assets                                   1,510,000      442,000
                                                  -----------  -----------
          Total assets                            $36,606,000  $37,272,000
                                                  ===========  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:
      Accounts payable                            $ 1,352,000  $ 1,706,000
      Deferred service revenue                      1,182,000    1,031,000
      Estimated costs to complete system
        installations                                 469,000      402,000
      Income taxes payable                            171,000         -
      Other current liabilities                     1,463,000    1,348,000
                                                  -----------  -----------
          Total current liabilities                 4,637,000    4,487,000
     Deferred Tax Liability                            96,000       84,000
                                                  -----------  -----------
          Total liabilities                         4,733,000    4,571,000
                                                  -----------  -----------
     Commitments and Contingencies

     Shareholders' Equity:
      Common stock, $.01 par value,
       20,000,000 shares authorized, 5,963,337
       and 5,653,491 shares issued and
       outstanding, respectively                       60,000       56,000
      Additional paid-in capital                   34,039,000   27,148,000
      Unrealized loss on available-for-sale
        securities                                       -         (44,000)
      Retained earnings (accumulated deficit)      (2,226,000)   5,541,000
                                                  -----------  -----------
          Total shareholders' equity               31,873,000   32,701,000
                                                  -----------  -----------
          Total liabilities and shareholders'
           equity                                 $36,606,000  $37,272,000
                                                  ===========  ===========
     See notes to consolidated financial statements.


                               QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                     Three Months Ended
                                                          June 30,
                                                  ------------------------
                                                      1996         1995
                                                  -----------  -----------

     Net Revenues:
      Sales of computer systems,
         upgrades and supplies                    $ 2,829,000  $ 2,124,000
      Maintenance and other services                1,926,000    1,680,000
                                                  -----------  -----------
                                                    4,755,000    3,804,000
      Cost of Products and Services                 2,324,000    1,713,000
                                                  -----------  -----------
      Gross Profit                                  2,431,000    2,091,000

      Selling, General and
        Administrative Expenses                     1,438,000      926,000
      Research and Development Costs                  457,000      355,000
      Purchased In-Process Research and
        Development                                 8,300,000         -
                                                  -----------  -----------

     Income (Loss) from Operations                 (7,764,000)     810,000

     Investment Income                                386,000      104,000
     Equity in Loss of Clinitec
       International, Inc.                            (31,000)     (10,000)
                                                  -----------  -----------
     Income (Loss) before Provision for
       Income Taxes                                (7,409,000)     904,000
     Provision for Income Taxes                       358,000      367,000
                                                  -----------  -----------
     Net Income (Loss)                            $(7,767,000) $   537,000
                                                  ===========  ===========



     Net Income (Loss) per share                    $(1.34)       $0.11
                                                  ===========  ===========

     Weighted average number of
       shares outstanding                          5,806,712    4,730,540
                                                  ===========  ===========






     See notes to consolidated financial statements.



                             QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                Three Months Ended June 30,
                                                ---------------------------
                                                    1996          1995
                                                ------------  -------------
     Cash Flows from Operating Activities:
      Net income (loss)                         $(7,767,000)    $ 537,000
      Adjustments to reconcile net
        income (loss) to net cash provided by
        operating activities:
          Purchased in-process research and
            development                           8,300,000          -
          Depreciation and amortization             206,000       118,000
          Gains on short-term investments           (36,000)      (95,000)
          Equity in loss of Clinitec
            International, Inc.                      31,000        10,000
          Deferred income taxes                      98,000        29,000
          Changes in:
            Accounts receivable                    (678,000)     (712,000)
            Inventories                             197,000       (60,000)
            Other current assets                     90,000        25,000
            Accounts payable                       (630,000)      364,000
            Deferred service revenue                 90,000        30,000
            Estimated costs to complete
              system installations                   27,000        11,000
            Income taxes payable and taxes
              related to equity accounts            171,000      (135,000)
            Other current liabilities               (10,000)      (38,000)
                                                ------------   -----------
     Net Cash Provided by Operating Activities       89,000        84,000
                                                ------------   -----------
     Cash Flows from Investing Activities:
        Proceeds from sales of short-term
           investments                               38,000       630,000
        Purchases of short-term investments         (55,000)      (28,000)
        Net additions to equipment and
           improvements                            (129,000)      (27,000)
        Additions to capitalized software
           costs                                    (49,000)      (87,000)
        Purchase of Ownership Interests in
           Clinitec International, Inc.
           (excluding Common Stock issued in
            the Acquisition)                     (4,946,000)   (1,000,000)
        Change in other assets                      (17,000)       (6,000)
                                                ------------   -----------

     Net Cash Used in Investing Activities       (5,158,000)     (518,000)
                                                ------------   -----------

     Net Decrease in Cash and Cash Equivalents   (5,069,000)     (434,000)

     Cash and Cash Equivalents, beginning of
        period                                   27,872,000     6,085,000
                                                ------------    ----------
     Cash and Cash Equivalents, end of period   $22,803,000    $5,651,000
                                                ============   ===========



     Supplemental information - During the three months ended June 30, 1996 and 1995 the Company made income tax payments of $34,000 and $473,000, respectively.


     Detail of business acquired in
         purchase transaction:


      In-Process Research and Development       $ 8,300,000
      Fair Value of Assets Acquired (net
        of previous investment)                   4,023,000
      Liabilities Assumed                          (483,000)
      Common Stock Issued in the Acquisition     (6,894,000)
                                                ------------
      Cash Paid for the Acquisition,
         net of cash acquired                   $ 4,946,000
                                                ============



     See notes to consolidated financial statements.

                             QUALITY SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996


     NOTE 1 - BASIS OF PRESENTATION
     ------   ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

     Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the June 30, 1996 presentation.


     NOTE 2 - ACQUISITION OF CLINITEC INTERNATIONAL, INC.
     ------   -------------------------------------------

     In April 1995, the Company entered into a strategic relationship with Clinitec International, Inc. ("Clinitec"), a developer of electronic medical records software systems. In May 1995 in connection with this relationship, the Company acquired a 25% percent ownership interest in Clinitec for $1.0 million in cash. On May 17, 1996, the Company acquired the remaining 75% of Clinitec for approximately $4.9 million in cash plus 309,846 shares of QSI Common Stock and is operating Clinitec as a wholly-owned subsidiary. For purposes of the May 1996 acquisition, the QSI Common Stock was valued at approximately $6.9 million, or $22.25 per share. For accounting purposes, the acquisition was treated as a purchase transaction. In connection with this treatment, the Company incurred an $8.3 million charge for purchased in-process research and development during the quarter ended June 30, 1996.


     NOTE 3 - INCOME TAXES
     ------   ------------

     The provision for income taxes for the three months ended June 30, 1996 differs from statutory rates primarily due to the non-deductible charge for purchased in-process research and development.

     Item 2.  Management's Discussion and Analysis of Financial Condition
     -------  -----------------------------------------------------------
              and Results of Operations
              -------------------------

     RISK FACTORS

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements which involve risk and uncertainties, including but not limited to economics, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

     CLINITEC INTERNATIONAL, INC. - A principal component of the Company's business strategy is the acquisition of Clinitec International, Inc. ("Clinitec"). The Company's future financial results will depend in part on the Company's ability to successfully integrate Clinitec's business with the Company's, including Clinitec's ability to hire and retain high quality personnel for its operations. There can be no assurance that the Company will be able to successfully coordinate its business activities with those of Clinitec. Furthermore, there can be no assurance that the Company will be successful in integrating Clinitec products with those of the Company or that the acquisition of Clinitec will not have an adverse effect upon the Company's operating results. In addition, Clinitec was formed in January 1994 to develop and market electronic medical records software systems. Clinitec's proprietary software products are new and Clinitec has sold only a limited quantity of these products to date. There can be no assurance that Clinitec's products will achieve broad market acceptance.

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

     Health care providers, faced with economic pressures to reduce costs and increase productivity, are increasingly aligning with health maintenance organizations, hospitals and other health care organizations as well as consolidating with other health care providers into larger, more efficient business entities. This trend results in an increase in the number of large and complex health care organizations that are potential clients for the Company's sophisticated systems. In addition, the continued growth of these organizations after they become clients of the Company presents the potential for the Company to increase sales of upgrades and additional software user licenses. The Company's ability to address the complex software requirements of such newly forming or growing business entities, in particular in the area of managed care, is a key to success in this changing health care delivery environment.

     The sales cycle for the Company's systems typically ranges from three to 12 months from initial contact to contract execution. The installation cycle is typically two to three months from contract execution to completion of installation. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter. The Company's products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Thus, the Company believes that interim period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

     In April 1995, the Company entered into a strategic relationship with Clinitec, a developer of electronic medical records software systems. In May 1995 in connection with this relationship, the Company acquired a 25% percent ownership interest in Clinitec for $1.0 million in cash. On May 17, 1996, the Company acquired the remaining 75% of Clinitec for approximately $4.9 million in cash plus 309,846 shares of QSI Common Stock and is operating Clinitec as a wholly-owned subsidiary. For purposes of the May 1996 acquisition, the QSI Common Stock was valued at approximately $6.9 million, or $22.25 per share. For accounting purposes, the acquisition was treated as a purchase transaction. In connection with this treatment, the Company incurred an $8.3 million charge for purchased in-process research and development during the quarter ended June 30, 1996.

     Clinitec was formed in January 1994 to develop and market electronic medical records software systems. The Clinitec software products are complementary to the Company's existing medical and dental practice management product solutions. Clinitec's software products have been developed using a graphical user interface client/server platform utilizing desktop, laptop or pen-based PC configurations for compatibility with the UNIX, Microsoft Windows, Windows NT and Windows 95 operating systems and a relational database back end to permit flexibility in screen customization and logic flow. Clinitec's proprietary software products are new and Clinitec has sold only a limited quantity of these products to date. There can be no assurance that Clinitec's products will achieve broad market acceptance.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes thereto included elsewhere herein. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

     RESULTS OF OPERATIONS
     ---------------------

     The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's consolidated statements of operations. The consolidated statements of operations include the operations of Clinitec from May 17, 1996, the date of acquisition, through June 30, 1996.

                                                   Three Months
                                                       Ended
                                                      June 30,
                                                  --------------
                                                   1996    1995
                                                  ------  ------
     Net Revenues:
      Sales of computer systems,
         upgrades and supplies                     59.5%   55.8%
      Maintenance and other services               40.5    44.2
                                                  ------  ------
                                                  100.0   100.0
      Cost of Products and Services                48.9    45.0
                                                  ------  ------
      Gross Profit                                 51.1    55.0

      Selling, General and
        Administrative Expenses                    30.2    24.3
      Research and Development Costs                9.6     9.3
      Purchased In-Process Research and
        Development                               174.5      -
                                                  ------  ------
     Income (Loss) from Operations               (163.2)   21.4

     Investment Income                              8.1     2.7
     Equity in Loss of Clinitec
       International, Inc.                         (0.7)   (0.3)
                                                  ------  ------
     Income (Loss) before Provision for
       Income Taxes                              (155.8)   23.8
     Provision for Income Taxes                     7.5     9.7
                                                  ------  ------
     Net Income (Loss)                           (163.3)%  14.1%
                                                  ======  ======


     For the Three-Month Periods Ended June 30, 1996 and 1995.
     ---------------------------------------------------------

     After recognizing an $8.3 million charge for purchased in-process research and development in connection with the Clinitec acquisition, the Company incurred a net loss of $(7.8) million, or $(1.34) per share, for the three months ended June 30, 1996 as compared to net income of $537,000, or $0.11 per share, for the three months ended June 30, 1995. In computing the net loss per share for the quarter ended June 30, 1996, the weighted average number of common shares outstanding was 5,806,712 and any common share equivalents were excluded from the calculation as their inclusion would have had an anti-dilutive effect. The difference between primary and fully diluted net income per share was not significant for the quarter ended June 30, 1995 and the weighted average number of common shares and common share equivalents outstanding used to compute net income per share was 4,730,540 for the June 30, 1995 period.

     Net Revenues. Net revenues for the three months ended June 30, 1996 increased 25.0% to $4.7 million from $3.8 million for the three months ended June 30, 1995. Sales of computer systems, upgrades and supplies increased 33.2% to $2.8 million from $2.1 million while net revenues from maintenance and other services grew 14.6% to $1.9 million from $1.7 million during the comparable periods. The increases in net revenues from sales of computer systems, upgrades and supplies and maintenance and other services were principally due to the consolidation of Clinitec's net revenues during the portion of the quarter ended June 30, 1996 following the acquisition of Clinitec and a growing client base for recurring maintenance and other services.

     Cost of Products and Services. Costs of products and services for the three months ended June 30, 1996 increased 35.7% to $2.3 million from $1.7 million for the three months ended June 30, 1995 while costs of products and services as a percentage of net revenues increased to 48.9% from 45.0% during the comparable periods. The increase in costs of products and services in both amount and as a percentage of net revenues during the June 30, 1996 quarter as compared to the June 30, 1995 quarter results from a combination of the effects of the increase in net revenues from sales of computer systems and upgrades; a reduced amount of higher margin proprietary software only sales as a proportion of total net revenues during the June 30, 1996 quarter as compared to the June 30, 1995 quarter; and, increased product development, customer service, support, and training personnel during the June 30, 1996 quarter reflecting the Company's recent growth in annual sales volumes.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1996 increased 55.3% to $1.4 million from $926,000 for the three months ended June 30, 1995 primarily as a result of the consolidation of Clinitec's selling, general and administrative expenses during the portion of the quarter ended June 30, 1996 following the acquisition of Clinitec and additional amortization expense related to certain intangible assets acquired in the purchase of Clinitec. Also contributing to the increase in selling, general and administrative expenses are increases in the Company's selling efforts, sales personnel and administrative infrastructure.

     Research and Development Costs. Research and development costs for the three months ended June 30, 1996 increased 28.7% to $457,000 from $355,000 for the three months ended June 30, 1995. The increase is the result of increased research and development efforts by the Company as well as consolidation of Clinitec's research and development costs during the portion of the quarter ended June 30, 1996 following the purchase of Clinitec.

     Purchased In-Process Research and Development. In connection with the acquisition of Clinitec in May 1996, Clinitec's in-process research and development for which technological feasibility had not been established was valued at $8.3 million. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs must be expensed until technological feasibility has been established. Accordingly, the value of the purchased in-process research and development was expensed during the quarter ended June 30, 1996. There were no comparable transactions during the quarter ended June 30, 1995.

     Investment Income and Equity in Loss of Clinitec International, Inc. Investment income for the three months ended June 30, 1996 increased 271.2% to $386,000 from $104,000 for the three months ended June 30, 1995 primarily as a result of an increase in funds available for investment during the quarter ended June 30, 1996 arising from the Company's $20.2 million secondary public offering completed in March 1996. The equity in loss of Clinitec increased to $(31,000) for the three months ended June 30, 1996 from $(10,000) for the three months ended June 30, 1995. The Company acquired a 25% ownership interest in Clinitec in May 1995 which was increased to 100% in May 1996. During the period that the Company owned 25% of Clinitec, its investment was accounted for under the equity method of accounting whereby the Company recorded its proportionate share of Clinitec's losses as equity in loss of Clinitec. Commencing in May 1996 when the Company acquired the remaining 75% of Clinitec, the Company consolidated Clinitec's results with those of its own operations.

     Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 1996 decreased 2.5% to $358,000 from $367,000 for the three months ended June 30, 1995. The provision for income taxes for the three months ended June 30, 1996 differs from statutory rates primarily due to the non-deductible charge for purchased in-process research and development.

     LIQUIDITY AND CAPITAL RESOURCES.
     --------------------------------

     Cash and cash equivalents decreased $(5.1) million for the three months ended June 30, 1996 principally as a result of the payment of the cash portion of the purchase price for the remaining 75% ownership interest in Clinitec in May 1996. Cash and cash equivalents decreased $(434,000) for the three months ended June 30, 1995 principally as a result of the Company's $1.0 million initial cash investment for a 25% ownership interest in Clinitec in May 1995 partially offset by the proceeds from sales of short-term investments.

     Net cash provided by operating activities for the three months ended June 30, 1996 was $89,000 consisting principally of $533,000 of income before the $8.3 million charge for purchased in-process research and development in connection with the acquisition of Clinitec plus amortization and depreciation expenses, a decrease in inventories and an increase in income taxes payable offset by an increase in accounts receivable and a decrease in accounts payable. Net cash provided by operating activities for the three months ended June 30, 1995 was $84,000 consisting principally of net income and an increase in accounts payable offset by an increase in accounts receivable and a decrease in income taxes payable and taxes related to equity accounts.

     Net cash used in investing activities for the three months ended June 30, 1996 was $(5.2) million consisting principally of the $4.9 million cash portion of the May 1996 purchase price of the remaining 75% ownership interest in Clinitec, related legal costs of the acquisition, and additions to equipment and improvements and capitalized software. Net cash used in investing activities for the three months ended June 30, 1995 was $(518,000) consisting principally of the Company's $1.0 million cash investment to acquire 25% of Clinitec in May 1995 and additions to equipment and improvements and capitalized software partially offset by the proceeds from sales of short-term investments.

     Net cash provided by (used in) financing activities was negligible for both the three months ended June 30, 1996 and 1995.

     At June 30, 1996, the Company had cash and cash equivalents of $22.8 million and short-term investments of $1.2 million. Short-term investments included debt securities issued by foreign governments of $357,000 and a $610,000 investment in a fund which trades in special situation securities. The Company does not believe these investments have significant risk; however, there can be no assurance that the market for these securities will not change which could result in a loss of principal.

     Except for the Company's intention to expend funds on capitalized software in connection with alternative versions of certain of its products for the client/server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no significant capital commitments and currently anticipates that additions to equipment and improvements for the remainder of fiscal 1997 will be comparable to recent past years. The Company believes that its cash and cash equivalents and short-term investments on hand at June 30, 1996, together with the cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months.

                           PART II. OTHER INFORMATION
                           -------- ------------------


     Item  6. Exhibits and Reports on Form 8-K
     -----------------------------------------

       (a)    Exhibits:
              ---------

              The Exhibits listed on the accompanying Index to Exhibits on page 20 are filed as part of this report.


       (b)    Reports on Form 8-K:
              --------------------

              The Registrant filed a Current Report on Form 8-K dated May 17, 1996 reporting the completion of the Registrant's acquisition of Clinitec International,
              Inc.  By amendment dated June 25, 1996, the
              Registrant filed the following:

                (a) The unaudited balance sheet of Clinitec
                    International, Inc. as of March 31, 1996 and the unaudited statements of operations and cash flows for the three months ended March 31, 1996 and 1995 together with the related unaudited notes thereto.

                (b) The unaudited pro forma consolidated balance
                    sheets of Quality Systems, Inc. as of
                    March 31, 1996 and the unaudited pro forma consolidated statements of operations for the year ended March 31, 1996 together with the related unaudited notes thereto.

         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUALITY SYSTEMS, INC.


     Date August 7, 1996              By       /s/ Sheldon Razin
          ---------------               ----------------------------------
                                        Sheldon Razin
                                        President and Chairman
                                        of the Board of Directors;
                                        Principal Executive Officer


     Date August 7, 1996              By       /s/ Robert G. McGraw
          ---------------               ----------------------------------
                                        Robert G. McGraw
                                        Chief Financial Officer;
                                        Principal Accounting Officer




                               INDEX TO EXHIBITS




                                                                 Sequential
                                                                       Page
        Exhibit                                                         No.
        -------                                                  ----------




          11.0  Earnings per share computation, is filed herewith       21

          27.0  Financial Data Schedule, is filed herewith.             22

                                  EXHIBIT 11.0
                                  ------------






     The net loss per share for the three months ended June 30, 1996 was computed using the weighted average number of shares actually outstanding during the period and any common share equivalents assuming the exercise of outstanding stock options were excluded because to have included such common share equivalents would have had an anti-dilutive impact on the net loss per share calculation. Net income per share for the three months ended June 30, 1995 was computed based on the weighted average number of shares actually outstanding, plus the shares that would be outstanding, using the treasury stock method, assuming the exercise of all outstanding options which were considered to be common stock equivalents. The difference between primary and fully diluted net income per share was not significant for the quarter ended June 30, 1995. The weighted average number of common shares outstanding as of June 30, 1996 and 1995, were 5,806,712 and 4,730,540, respectively.