Form 10QSB
period 1996-12-31
QUALITY SYSTEMS INC
filed 1997-02-13
CIK 708818

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________
                                   FORM 10-QSB
     (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE [ X ] SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996
                                    _________________
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     [   ]  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ______________ to  ___________________

                         Commission file number 0-13801
                                                _______

                             QUALITY SYSTEMS, INC.
       _________________________________________________________________
       (Exact name of small business issuer as specified in its charter)

           California                                      95-2888568
     _______________________________                 ___________________
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     17822 East 17th Street, Tustin, California                    92780
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

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the
     past 90 days.                XX
                            Yes _____      No _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              5,997,462 shares of Common Stock, $.01 par value,
                             as of February 4, 1997

     Transitional Small Business Disclosure Format (check one):
                                               XX
                            Yes _____      No _____

                   PART I.  CONSOLIDATED FINANCIAL INFORMATION
                   -------  ----------------------------------
     Item 1.  Financial Statements
     -------  --------------------
                             QUALITY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  December 31,   March 31,
                                                     1996          1996
                                                  -----------  -----------
     Current Assets:                              (Unaudited)
      Cash and cash equivalents                   $21,997,000  $27,872,000
      Short-term investments                          882,000    1,072,000
      Accounts receivable, net                      6,140,000    4,751,000
      Inventories                                   1,304,000      853,000
      Deferred tax asset                              214,000         -
      Other current assets                            416,000      135,000
                                                  -----------  -----------
          Total current assets                     30,953,000   34,683,000
     Equipment and Improvements, net                1,085,000      572,000
     Capitalized Software Costs, net                  843,000      599,000
     Investment in Clinitec International, Inc.          -         976,000
     Excess of Cost Over Net Assets
       of Acquired Business, net                    2,886,000         -
     Other Assets                                   1,407,000      442,000
                                                  -----------  -----------
          Total assets                            $37,174,000  $37,272,000
                                                  ===========  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
      Accounts payable                            $ 1,445,000  $ 1,706,000
      Deferred service revenue                      1,307,000    1,031,000
      Estimated costs to complete
        system installations                          581,000      402,000
      Other current liabilities                     1,666,000    1,348,000
                                                  -----------  -----------
          Total current liabilities                 4,999,000    4,487,000
     Deferred Tax Liability                           148,000       84,000
                                                  -----------  -----------
          Total liabilities                         5,147,000    4,571,000
                                                  -----------  -----------
     Commitments and Contingencies
     Shareholders' Equity:
      Common stock, $.01 par value,
       20,000,000 shares authorized, 5,997,462
       and 5,653,491 shares issued and
       outstanding, respectively                       60,000       56,000
      Additional paid-in capital                   34,121,000   27,148,000
      Unrealized loss on
        available-for-sale securities                    -         (44,000)
      Retained earnings (accumulated deficit)      (2,154,000)   5,541,000
                                                  -----------  -----------
          Total shareholders' equity               32,027,000   32,701,000

                                                  -----------  -----------
          Total liabilities
            and shareholders' equity              $37,174,000  $37,272,000
                                                  ===========  ===========
     See notes to consolidated financial statements.

                               QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              Three Months Ended      Nine Months Ended
                             ---------------------  ----------------------
                                 December 31,            December 31,
                               1996        1995        1996        1995
                            ----------  ----------  ----------  ----------
     Net Revenues:
      Sales of computer
        systems, upgrades
        and supplies        $2,563,000  $2,514,000  $7,926,000  $7,162,000
      Maintenance and
        other services       2,114,000   1,819,000   6,080,000   5,159,000
                            ----------  ----------  ----------  ----------
                             4,677,000   4,333,000  14,006,000  12,321,000
     Cost of Products
       and Services          2,431,000   2,080,000   7,064,000   5,865,000
                            ----------  ----------  ----------  ----------
     Gross Profit            2,246,000   2,253,000   6,942,000   6,456,000

     Selling, General
       and Administrative
       Expenses              2,106,000     919,000   5,323,000   2,847,000
     Research and
       Development Costs       519,000     465,000   1,451,000   1,121,000
     Purchased In-Process
       Research and
       Development                -           -      8,300,000        -
                            ----------  ----------  ----------  ----------
     Income (Loss) from
       Operations             (379,000)    869,000  (8,132,000)  2,488,000
     Investment Income         316,000     135,000   1,015,000     340,000
     Equity in Loss
       of Clinitec
       International, Inc.        -        (23,000)    (31,000)    (41,000)
                            ----------  ----------  ----------  ----------
     Income (Loss)
       before Provision
       for Income Taxes        (63,000)    981,000  (7,148,000)  2,787,000
     Provision for
       Income Taxes             17,000     376,000     547,000   1,117,000
                            ----------  ----------  ----------  ----------
     Net Income (Loss)      $  (80,000) $  605,000 $(7,695,000) $1,670,000
                            ==========  ==========  ==========  ==========

     Net Income (Loss)
       per Share               $(0.01)     $0.13      $(1.30)      $0.35
                               ======      =====       =====       =====


     Weighted average
       number of shares
       outstanding            5,979,000  4,728,000   5,917,000   4,724,000
                              =========  =========   =========   =========

     See notes to consolidated financial statements.

                             QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Nine Months Ended
                                                      December 31,
                                                --------------------------
                                                    1996          1995
                                                ------------  ------------
     Cash Flows from Operating Activities:
      Net income (loss)                         $(7,695,000)  $ 1,670,000
      Adjustments to reconcile net
        income (loss) to net cash
        provided by operating activities:
          Purchased in-process
            research and development              8,300,000          -
          Depreciation and amortization             819,000       364,000
          Gain on short-term
            investments and fixed assets            (83,000)      (55,000)
          Equity in loss of
            Clinitec International, Inc.             31,000        41,000
          Deferred income taxes                     142,000       173,000
          Changes in:
            Accounts receivable                  (1,078,000)   (1,368,000)
            Inventories                            (435,000)       58,000
            Other current assets                   (196,000)       13,000
            Accounts payable                       (513,000)      346,000
            Deferred service revenue                215,000        79,000
            Estimated costs to complete
              system installations                  139,000       120,000
            Income taxes payable and taxes
              related to equity accounts             10,000        33,000
            Other current liabilities                79,000        48,000
                                                ------------  ------------
     Net Cash Provided by
       (Used in) Operating Activities              (265,000)    1,522,000
                                                ------------  ------------
     Cash Flows from Investing Activities:
       Proceeds from sales of
         short-term investments                     402,000     1,092,000
       Purchases of short-term investments          (51,000)   (1,010,000)
       Net additions to equipment
         and improvements                          (462,000)      (84,000)
       Additions to capitalized
           software costs                          (545,000)     (281,000)
       Purchase of ownership interests in
         Clinitec International, Inc.
         (excluding Common Stock issued
          in the Acquisition)                    (4,946,000)   (1,027,000)

       Change in other assets                       (69,000)        9,000
                                                ------------  ------------
     Net Cash Used in Investing Activities       (5,671,000)   (1,301,000)
                                                ------------  ------------
     Cash flows from financing activities:
       Proceeds from exercise of
         stock options                               61,000       159,000
       Prepaid Common Stock Offering Costs             -          (68,000)
                                                ------------  ------------
     Net Cash Provided by Financing Activities       61,000        91,000
                                                ------------  ------------

     Net Increase (Decrease) in
       Cash and Cash Equivalents                 (5,875,000)      312,000

     Cash and Cash Equivalents,
       beginning of period                       27,872,000     6,085,000
                                                ------------  ------------
     Cash and Cash Equivalents,
       end of period                            $21,997,000   $ 6,397,000
                                                ============  ============




     Supplemental information - During the nine months ended December 31, 1996 and 1995 the Company made income tax payments of $430,000 and $911,000, respectively.



     Detail of business acquired in
         purchase transaction:

      In-Process Research and Development       $ 8,300,000
      Fair Value of Assets Acquired (net
        of previous investment)                   3,999,000
      Liabilities Assumed                          (459,000)
      Common Stock Issued in the Acquisition     (6,894,000)
                                                ------------
      Cash Paid for the Acquisition,
         net of cash acquired                   $ 4,946,000
                                                ============

     See notes to consolidated financial statements.

                             QUALITY SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996
                                  (Unaudited)

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

     Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the December 31, 1996 presentation.

     NOTE 2 - ACQUISITION OF CLINITEC INTERNATIONAL, INC.
     ------   -------------------------------------------

     In April 1995, the Company entered into a strategic relationship with Clinitec International, Inc. ("Clinitec"), a developer of electronic medical records software systems. In May 1995, in connection with this relationship, the Company acquired a 25% percent ownership interest in Clinitec for $1.0 million in cash. On May 17, 1996, the Company acquired the remaining 75% of Clinitec for approximately $4.9 million in cash plus 309,846 shares of the Company's Common Stock and is operating Clinitec as a wholly-owned subsidiary. For purposes of the May 1996 acquisition, the Common Stock was valued at approximately $6.9 million, or $22.25 per share. For accounting purposes, the acquisition was treated as a purchase transaction. In connection with this treatment, the Company incurred an $8.3 million charge for purchased in-process research and development during the nine months ended December 31, 1996.

     NOTE 3 - INCOME TAXES
     ------   ------------

     The provision for income taxes for the three months ended December 31, 1996 differs from the Company's combined Federal and state statutory rates primarily due to non-deductible amortization of certain intangible assets acquired in connection with the May 1996 Clinitec purchase. The provision for income taxes for the nine months ended December 31, 1996 differs from the Company's combined Federal and state statutory rates primarily due to the non-deductible charge for purchased in-process research and development incurred in connection with the May 1996 Clinitec purchase and non-deductible amortization of certain intangible assets acquired therein. The provisions for income taxes for the three and nine months ended December 31, 1995 approximate the Company's combined Federal and state statutory rates.

     Item 2.  Management's Discussion and Analysis of Financial Condition
     -------  -----------------------------------------------------------
              and Results of Operations
              -------------------------

     RISK FACTORS


     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB, including discussions of the Company's product development plans and business strategies and market factors influencing the Company's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase systems sales in a market characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals and interested persons are urged to review the risks described below and in the discussion of the Company's liquidity and results of operations set forth below, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

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

     COMPETITION - The market for health care information systems is intensely competitive and the Company faces significant competition from a number of different sources. The electronic medical records market, in particular, is subject to rapid changes in technology and the Company expects that competition in this portion of the market will increase as new competitors enter the marketplace. In addition, several of the Company's competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than the Company.

     The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates the overall market for either group practice management or electronic medical records systems. Among the Company's principal competitors are health care information systems companies such as IDX Corporation, Medic Computer Systems, and Physician Computer Networks, Inc., and electronic medical records vendors such as MedicaLogic, Inc., HealthPoint G.P., and Datamedic Corp. Furthermore, the Company also competes indirectly and to varying degrees with other major health care information companies, information management companies generally, and other software developers which may more directly enter the markets in which the Company competes.


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

     The Company believes that once a health care provider has chosen a particular health care information system vendor, the provider will, for a period of time, be more likely to rely on that vendor for its future information system requirements. In addition, if the health care industry continues to undergo further consolidation as it has recently experienced, each sale of the Company's systems will assume even greater importance to the Company's business, financial condition and results of operations. The Company's inability to make initial sales of its systems to either newly formed groups and/or health care providers that are replacing or substantially modifying their health care information systems could have a material adverse effect on the Company's business, financial condition and results of operations.

     TECHNOLOGICAL CHANGE - The software market generally is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition will be materially adversely affected.

     The Company is currently developing a new generation of its group practice management software products that will be designed for the client/server environment. There can be no assurance that the Company will successfully develop these new software products or that these products will operate successfully on the principal client/server operating systems, which include UNIX, Microsoft Windows, Windows NT and Windows 95, or that any such development, even if successful, will be completed concurrently with or prior to introduction by competitors of products designed for the client/server environment. Any such failure or delay could adversely affect the Company's competitive position or could make the Company's current product line designed for the UNIX environment obsolete.

     FLUCTUATION IN QUARTERLY OPERATING RESULTS - The Company's revenues and operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter and period to period as a result of a number of factors including, without limitation: the size and timing of orders from clients; the length of sales cycles and installation processes; the ability of the Company's clients to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; the timing of new product announcements and product introductions by the Company or its competitors; the availability and cost of supplies; the financial stability of major clients; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements and to control costs; the Company's success in expanding its sales and marketing programs; deferrals of client orders in anticipation of new products, applications or product enhancements; changes in Company strategy; personnel changes; and general economic factors.

     The Company's products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Furthermore, the Company's systems can be relatively large and expensive and individual systems sales can represent a significant portion of the Company's revenues for a quarter such that the loss of even one such sale can have a significant adverse impact on the Company's quarterly profitability. The Company's initial contact with a potential customer depends in significant part on the customer's decision to replace, or substantially modify, its existing information system. How and when to implement, replace or substantially modify an information system are major decisions for health care providers. Accordingly, the sales cycle for the Company's systems can vary significantly and typically ranges from three to 12 months from initial contact to contract execution/shipment and the installation cycle is typically two to four months from contract execution/shipment to completion of installation.

     Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter. As a result, the Company believes that interim period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, the Company's historical operating results are not necessarily indicative of future performance for any particular period.

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

     CLINITEC INTERNATIONAL, INC. - A principal component of the Company's business strategy is the May 1996 acquisition of Clinitec International, Inc. ("Clinitec"). The Company's future financial results will depend in part on the Company's ability to achieve market acceptance for Clinitec's products and successfully integrate Clinitec's business with the Company's. There can be no assurance that the Company will be able to successfully coordinate its business activities with those of Clinitec. Furthermore, there can be no assurance that the Company will be successful in integrating Clinitec products with those of the Company or that the acquisition of Clinitec will not have an adverse effect upon the Company's operating results. In addition, Clinitec was formed in January 1994 to develop and market electronic medical records software systems. Clinitec's proprietary software products are new and Clinitec has sold only a limited quantity of these products to date. There can be no assurance that Clinitec's products will achieve broad market acceptance.

     ABILITY TO MANAGE GROWTH - The Company has recently experienced a period of growth and increased personnel which has placed, and will continue to place, a significant strain on the Company's resources. The Company anticipates expanding its overall software development, marketing, sales, client management and training capacity. In the event the Company is unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable time-frame, such failure could have a material adverse effect on the Company. In addition, the Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on significant expansion of its research and development, marketing and sales, management and financial and administrative capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     UNCERTAINTY IN HEALTH CARE INDUSTRY; GOVERNMENT REGULATION - The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of health care facilities. During the past several years, the health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain legislators have announced that they intend to examine proposals to reform certain aspects of the U.S. health care system including proposals which may increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Health care providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's systems and related services. Cost-containment measures instituted by health care providers as a result of regulatory reform or otherwise could result in greater selectivity in the allocation of capital funds. Such selectivity could have an adverse effect on the Company's ability to sell its systems and related services. The Company cannot predict what impact, if any, such proposals or health care reforms might have on its business, financial condition and results of operations.

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

     DEPENDENCE UPON KEY PERSONNEL - The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, many of whom have been with the Company for a significant period of time. Because the Company has a relatively small number of employees when compared to other leading companies in the same industry, its dependence on maintaining its employees is particularly significant. The Company is also dependent on its ability to attract and retain high quality personnel, particularly highly skilled software engineers for applications development. The industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company. Loss of services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company does not maintain key man life insurance on any of its employees. The Company may need to grant additional stock options to key employees and provide other forms of incentive compensation to attract and retain such key personnel.

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

     In the last five years, the vast majority of the Company's clients have elected to purchase the Company's maintenance and support services. Revenues from systems maintenance are typically recognized ratably over the life of the contract. In recent years, the Company's maintenance revenues have been increasing and the Company anticipates that these revenues will continue to increase if systems sales increase. However, there can be no assurance that future purchasers of the Company's systems will also purchase the Company's maintenance services. Furthermore, if new systems sales do not materialize, maintenance service revenues can be expected to decrease over time due to failure to capture new maintenance revenues therefrom and to attrition of existing maintenance revenues associated with systems that become obsolete or are replaced by competitors' products.

     During the past five years, the Company's systems sales have been impacted by a number of factors which have had the effect of reducing systems sales revenues and systems upgrade revenues while at the same time increasing the relative profitability in percentage terms of these sales. For example, the costs of the hardware components used in the Company's systems have consistently declined in the recent past while the performance and capacity of such components have continually increased. Consistent with the marketplace, the Company has adjusted its systems pricing to its clients to reflect these decreased hardware costs. In addition, the Company increasingly encounters prospective clients that already own, or desire to acquire from third parties, significant quantities of hardware which may be utilized with the Company's software. In such instances, the revenues generated from such clients are lower than they otherwise would be. As a result of these market changes, the Company has increasingly experienced a growing number of new systems sales comprised of greater revenues as a percentage of the total system sale from the software user licenses and services components with reduced or no revenues from hardware components and such systems sales generally yield higher margins than those systems sales that also include significant hardware costs. There can be no assurance that these trends will continue.

     With the recent increase in the capacity of the hardware components which the Company markets, the Company has had a growing market for the sale of additional software user licenses to its existing clients because such clients can often add more software user capacity to their system with minimal or no change to their current central processing unit. Such clients frequently also purchase hardware peripherals from the Company for use with the newly purchased software user licenses. However, there can be no assurance that these trends will continue and the Company's existing client base represents a finite market that will not generate new sales indefinitely. Ultimately, the Company's new growth depends on new client sales.

     Health care providers, faced with economic pressures to reduce costs and increase productivity, are increasingly aligning with health maintenance organizations, hospitals and other health care organizations as well as consolidating with other health care providers into larger, more efficient business entities. This trend results in an increase in the number of large and complex health care organizations that are potential clients for the Company's sophisticated systems. In addition, the potential growth of these organizations after they become clients of the Company presents the potential for the Company to increase sales of upgrades and additional software user licenses. The Company's ability to address the complex software requirements of such newly forming or growing business entities, in particular in the area of managed care, is a key to success in this changing health care delivery environment. Furthermore, there can be no assurance that the Company will be successful in its efforts to market its systems to a significant number of these newly formed organizations and an inability to do so can have a material adverse effect on the Company's business, financial condition and results of operations.

     The sales cycle for the Company's systems typically ranges from three to 12 months from initial contact to contract execution/shipment. The installation cycle is typically two to four months from contract execution/shipment to completion of installation. The Company's products are generally shipped as orders are received and accordingly, the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Furthermore, the Company's systems can be relatively large and expensive, and individual systems sales can represent a significant portion of the Company's revenues for a quarter such that the loss of even one such sale can have a significant adverse impact on the Company's quarterly profitability. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter. Thus, the Company believes that interim period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company's research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's product development effort. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, in recent years, the Company has increased the amount of its expenditures on research and development mainly through the employment of additional development personnel. While the Company's current cash position supports research and development expenditures even during periods with relatively low revenues or gross profits, ultimately the Company's ability to continue development of new products depends upon its ability to generate new revenues. Because new revenues depend to a significant degree upon new products, any interruption in either revenues or research and development efforts could adversely affect the Company.

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized and amortized over periods ranging from three to five years.

     In April 1995, the Company entered into a strategic relationship with Clinitec, a developer of electronic medical records software systems. In May 1995, in connection with this relationship, the Company acquired a 25% percent ownership interest in Clinitec for $1.0 million in cash. On May 17, 1996, the Company acquired the remaining 75% of Clinitec for approximately $4.9 million in cash plus 309,846 shares of QSI Common Stock and is operating Clinitec as a wholly-owned subsidiary. For purposes of the May 1996 acquisition, the QSI Common Stock was valued at approximately $6.9 million, or $22.25 per share. For accounting purposes, the acquisition was treated as a purchase transaction. In connection with this treatment, the Company incurred an $8.3 million charge for purchased in-process research and development during the quarter ended June 30, 1996.

     Clinitec was formed in January 1994 to develop and market electronic medical records software systems. The Clinitec software products are complementary to the Company's existing medical and dental practice management product solutions. Clinitec's software products have been developed using a graphical user interface client/server platform utilizing desktop, laptop or pen-based PC configurations for compatibility with the UNIX, Microsoft Windows, Windows NT and Windows 95 operating systems together with a relational database enabling flexibility in screen customization and logic flow.




     Clinitec was not operating profitably prior to the acquisition and the absorption of Clinitec's operating costs since the acquisition has adversely affected the Company's profitability. The Company anticipates that increased sales of Clinitec's products, together with operational synergies, will ultimately contribute to greater profitability. However, Clinitec's proprietary software products are new and Clinitec has sold only a limited quantity of these products to date. There can be no assurance that Clinitec's products will achieve broad market acceptance. If Clinitec's products are not successful, the Clinitec operation will continue to impair the Company's profitability.

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

     RESULTS OF OPERATIONS
     ---------------------

     The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's consolidated statements of operations. The consolidated statements of operations include the operations of Clinitec from May 17, 1996, the date of acquisition, through December 31, 1996.

                                            Three Months     Nine Months
                                                Ended            Ended
                                            December 31,     December 31,
                                           --------------   --------------
                                            1996    1995     1996    1995
                                           ------  ------   ------  ------
     Net Revenues:
      Sales of computer systems,
         upgrades and supplies             54.8 %   58.0%   56.6 %   58.1%
      Maintenance and other services       45.2     42.0    43.4     41.9
                                          -------  ------  -------  ------
                                          100.0    100.0   100.0    100.0
      Cost of Products and Services        52.0     48.0    50.4     47.6
                                          -------  ------  -------  ------
      Gross Profit                         48.0     52.0    49.6     52.4
      Selling, General and
        Administrative Expenses            45.0     21.2    38.0     23.1
      Research and Development Costs       11.1     10.7    10.4      9.1
      Purchased In-Process Research
        and Development                      -        -     59.3       -
                                          -------  ------  -------  ------
     Income (Loss) from Operations         (8.1)    20.1   (58.1)    20.2

     Investment Income                      6.8      3.1     7.3      2.8
     Equity in Loss of
       Clinitec International, Inc.          -      (0.5)   (0.2)    (0.3)
                                          -------  ------  -------  ------
     Income (Loss) before
       Provision for Income Taxes          (1.3)    22.7   (51.0)    22.7

     Provision for Income Taxes             0.4      8.7     3.9      9.1
                                          -------  ------  -------  ------
     Net Income (Loss)                     (1.7)%   14.0%  (54.9)%   13.6%
                                          =======  ======  =======  ======


     For the Three Months Ended December 31, 1996 and 1995.
     ------------------------------------------------------

     The Company's net loss for the three months ended December 31, 1996 was $(80,000), or $(0.01) per share on 5,979,000 weighted average shares outstanding, as compared to net income of $605,000, or $0.13 per share on 4,728,000 weighted average shares outstanding, for the three months ended December 31, 1995.

     Net Revenues. Net revenues for the three months ended December 31, 1996 increased 7.9% to $4.7 million from $4.3 million for the three months ended December 31, 1995. Sales of computer systems, upgrades and supplies increased 1.9% to $2.6 million from $2.5 million after the consolidation of Clinitec's net revenues in the 1996 period. Without the inclusion of Clinitec's revenues, the Company's sales of computer systems, upgrades and supplies declined 44.0% as compared to the December 1995 period. Net revenues from maintenance and other services during the three months ended December 31, 1996 grew 16.2% to $2.1 million from $1.8 million for the three months ended December 31, 1995 resulting primarily from an increase in revenues from the Company's larger client base for recurring maintenance and other services together with the consolidation of Clinitec's revenues in the 1996 period.

     Cost of Products and Services. Cost of products and services for the three months ended December 31, 1996 increased 16.9% to $2.4 million from $2.1 million for the three months ended December 31, 1995 while costs of products and services as a percentage of net revenues increased to 52.0% from 48.0% during the comparable periods. The increase in costs of products and services in both amount and as a percentage of net revenues during the December 31, 1996 quarter as compared to the December 31, 1995 quarter results primarily from increased customer service, support, and training personnel during the December 31, 1996 quarter plus the addition of such costs for Clinitec's personnel in the December 31, 1996 quarter. The increase in the amount of costs of products and services also results from the higher net revenues attained in the December 31, 1996 quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1996 increased 129.2% to $2.1 million from $919,000 for the three months ended December 31, 1995 representing 45.0% and 21.2% of net revenues, respectively. The increase in selling, general and administrative expenses in both amount and as a percentage of net revenues is primarily the result of the consolidation of Clinitec's selling, general and administrative expenses for the quarter ended December 31, 1996 following the May 1996 acquisition of Clinitec and amortization expense related to certain intangible assets acquired in connection with the purchase as well as higher selling, general and administrative expenses resulting from an increase in the Company's selling efforts, including sales personnel, and administrative infrastructure. The increase in selling, general and administrative expenses as a percentage of net revenues between the comparable periods also results from the differing cost structure of Clinitec as compared to the Company's cost structure prior to the acquisition as well as the Company's decrease in revenues before inclusion of the Clinitec revenues.

     Research and Development Costs. Research and development costs for the three months ended December 31, 1996 increased 11.6% to $519,000 from $465,000 for the three months ended December 31, 1995 due to the consolidation of Clinitec's expenses in the December 31, 1996 quarter following the May 1996 Clinitec acquisition. Research and development costs as a percentage of net revenues for the quarters ended December 31, 1996 and 1995 remained relatively unchanged at 11.1% and 10.7%, respectively.

     Investment Income and Equity in Loss of Clinitec International, Inc. Investment income for the three months ended December 31, 1996 increased 134.1% to $316,000 from $135,000 for the three months ended December 31, 1995 primarily as a result of an increase in funds available for investment during the quarter ended December 31, 1996 arising from the Company's $20.2 million secondary public offering completed in March 1996. The Company acquired a 25% ownership interest in Clinitec in May 1995 which the Company increased to 100% in May 1996. During the period that the Company owned 25% of Clinitec, its investment was accounted for under the equity method of accounting whereby the Company recorded its proportionate share of Clinitec's losses as equity in loss of Clinitec. Commencing in May 1996 when the Company acquired the remaining 75% of Clinitec, the Company consolidated Clinitec's results with those of its own operations. Accordingly, the equity in loss of Clinitec was $(23,000) for the three months ended December 31, 1995 while there was no comparable amount for the three months ended December 31, 1996 as Clinitec's operations were consolidated with those of the Company's during this latter period.

     Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 1996 was $17,000 even though the Company incurred a loss before provision for income taxes of $(63,000) primarily due to non-deductible amortization of certain intangible assets acquired in connection with the May 1996 Clinitec purchase.
     The provision for income taxes for the three months ended December 31, 1995 was $376,000 yielding a combined Federal and state effective rate of 38.3% which approximates the Company's combined statutory rates for that period.


     For the Nine Months Ended December 31, 1996 and 1995.
     -----------------------------------------------------

     After recognizing an $8.3 million charge for purchased in-process research and development in connection with the Clinitec acquisition, the Company incurred a net loss of $(7.7) million, or $(1.30) per share on 5,917,000 weighted average shares outstanding, for the nine months ended December 31, 1996 as compared to net income of $1.7 million, or $0.35 per share on 4,724,000 weighted average shares outstanding, for the nine months ended December 31, 1995.

     Net Revenues. Net revenues for the nine months ended December 31, 1996 increased 13.7% to $14.0 million from $12.3 million for the nine months ended December 31, 1995. Sales of computer systems, upgrades and supplies for the nine months ended December 31, 1996 increased 10.7% to $7.9 million from $7.2 million for the nine months ended December 31, 1995 after the consolidation of Clinitec's net revenues in the 1996 period. Without the inclusion of Clinitec's revenues, the

     Company's sales of computer systems, upgrades and supplies declined 28.5% as compared to the December 1995 period. Net revenues from maintenance and other services during the nine months ended December 31, 1996 grew 17.9% to $6.1 million from $5.2 million for the nine months ended December 31, 1995 resulting primarily from an increase in revenues from the Company's larger client base for recurring maintenance and other services together with the consolidation of Clinitec's revenues in the 1996 period.

     Cost of Products and Services. Cost of products and services for the nine months ended December 31, 1996 increased 20.4% to $7.1 million from $5.9 million for the nine months ended December 31, 1995 while costs of products and services as a percentage of net revenues increased to 50.4% from 47.6% during the comparable periods. The increase in costs of products and services in both amount and as a percentage of net revenues during the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995 results primarily from increased customer service, support, and training personnel during the December 31, 1996 period plus the addition of such costs for Clinitec's personnel. The increase in the amount of costs of products and services also results from the higher net revenues attained in the December 31, 1996 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 1996 increased 87.0% to $5.3 million from $2.8 million for the nine months ended December 31, 1995 representing 38.0% and 23.1% of revenues, respectively. The increase in selling, general and administrative expenses in both amount and as a percentage of net revenues is primarily the result of the consolidation of Clinitec's selling, general and administrative expenses during the portion of the nine months ended December 31, 1996 following the May 1996 acquisition of Clinitec and amortization expense related to certain intangible assets acquired in connection with the purchase as well as higher selling, general and administrative expenses resulting from an increase in the Company's selling efforts, including sales personnel, and administrative infrastructure. The increase in selling, general and administrative expenses as a percentage of net revenues between the comparable periods also results from the differing cost structure of Clinitec as compared to the Company's cost structure prior to the acquisition as well as the Company's decrease in revenues before the inclusion of the Clinitec revenues.

     Research and Development Costs. Research and development costs for the nine months ended December 31, 1996 increased 29.4% to $1.5 million from $1.1 million for the nine months ended December 31, 1995 primarily due to the consolidation of Clinitec's research and development costs during the portion of the nine months ended December 31, 1996 following the May 1996 purchase of Clinitec. Research and development costs as a percentage of net revenues remained relatively unchanged at 10.4% and 9.1%, respectively.

     Purchased In-Process Research and Development. In connection with the acquisition of Clinitec in May 1996, Clinitec's in-process research and development for which technological feasibility had not been established was valued at $8.3 million. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs must be expensed until technological feasibility has been established. Accordingly, the value of the purchased in-process research and development was expensed during the nine months ended December 31, 1996. There were no comparable transactions during the nine months ended December 31, 1995.

     Investment Income and Equity in Loss of Clinitec International, Inc. Investment income for the nine months ended December 31, 1996 increased 198.5% to $1.0 million from $340,000 for the nine months ended December 31, 1995 primarily as a result of an increase in funds available for investment during the nine months ended December 31, 1996 arising from the Company's $20.2 million secondary public offering completed in March 1996. The Company acquired a 25% ownership interest in Clinitec in May 1995 which the Company increased to 100% in May 1996. During the period that the Company owned 25% of Clinitec, its investment was accounted for under the equity method of accounting whereby the Company recorded its proportionate share of Clinitec's losses as equity in loss of Clinitec. Commencing in May 1996 when the Company acquired the remaining 75% of Clinitec, the Company consolidated Clinitec's results with those of its own operations. Accordingly, the equity in loss of Clinitec of $(41,000) for the nine months ended December 31, 1995 reflects the Company's proportionate share of Clinitec's net loss from the date the Company acquired its 25% ownership interest in Clinitec in May 1995 through September 30, 1995. Correspondingly, the equity in loss of Clinitec of $(31,000) for the nine months ended December 31, 1996 reflects the Company's proportionate share of Clinitec's net loss from April 1, 1996 until the Company began consolidating Clinitec's results in May 1996 when the Company acquired the remaining 75% ownership interest in Clinitec.

     Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 1996 was $547,000 and differs from the combined Federal and state statutory rates primarily due to the non-deductible charge for purchased in-process research and development as well as non-deductible amortization of certain intangibles acquired therein. The provision for income taxes for the nine months ended December 31, 1995 was $1.1 million yielding a combined Federal and state effective rate of 40.1% which approximates the Company's combined statutory rates for that period.


     LIQUIDITY AND CAPITAL RESOURCES.
     --------------------------------

     Cash and cash equivalents decreased $(5.9) million for the nine months ended December 31, 1996 principally as a result of the payment of the $4.9 million cash portion of the purchase price for the remaining 75% ownership interest in Clinitec in May 1996 as well as the Company's net additions to equipment, improvements and capitalized software totalling $1.0 million. Cash and cash equivalents increased $312,000 for the nine months ended December 31, 1995 principally as a result of cash provided by operating activities of $1.5 million offset by the Company's May 1995 $1.0 million initial cash investment to obtain a 25% ownership interest in Clinitec as well as the Company's additions to capitalized software totalling $281,000.

     Net cash used by operating activities for the nine months ended December 31, 1996 was $(265,000) consisting principally of net income before the $8.3 million charge for purchased in-process research and development in connection with the acquisition of Clinitec and depreciation and amortization offset by an increase in accounts receivable and a decrease in accounts payable. Net cash provided by operating activities for the nine months ended December 31, 1995 was $1.5 million consisting principally of net income before depreciation and amortization together with increases in accounts payable and various current liabilities offset by a decrease in accounts receivable.

     Net cash used in investing activities for the nine months ended December 31, 1996 was $(5.7) million consisting principally of the $4.9 million cash portion of the May 1996 purchase price of the remaining 75% ownership interest in Clinitec including related legal costs as well as the Company's net additions to equipment, improvements and capitalized software totalling $1.0 million offset by the net proceeds fom the sales of certain marketable securities. Net cash used in investing activities for the nine months ended December 31, 1995 was $(1.3) million consisting principally of the Company's $1.0 million cash investment to acquire 25% of Clinitec in May 1995 and its additions to capitalized software totalling $281,000 during the period.

     Net cash provided by financing activities were $61,000 and $91,000 for the nine months ended December 31, 1996 and 1995, respectively, consisting principally of the proceeds from the exercise of stock options.

     At December 31, 1996, the Company had cash and cash equivalents of $22.0 million and short-term investments of $882,000. Short-term investments consist principally of a $641,000 investment in a fund which trades in special situation securities. The Company does not believe these investments have significant risk; however, there can be no assurance that the market for these securities will not change which could result in a loss of principal.

     Except for the Company's intention to expend funds on capitalized software in connection with complementary products to its existing product line, alternative versions of certain of its products for the client/server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for the remainder of fiscal 1997 will be comparable to recent past years.

     In March 1996, the Company raised $20.2 million to be used for general corporate purposes, including the financing of product sales growth, development of new products, working capital requirements, an increase in its ownership of Clinitec, and the possible acquisitions of complementary businesses and technologies. The Company continues to evaluate potential investment opportunities, but currently has no agreement or understanding with respect to any such acquisitions.

     The Company believes that its cash and cash equivalents and short-term investments on hand at December 31, 1996, together with the cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

                                PART II. OTHER INFORMATION
                                -------- -----------------


          Item  6. Exhibits and Reports on Form 8-K
          -----------------------------------------

            (a)    Exhibits:
                   ---------

                   The Exhibits listed on the accompanying Index to Exhibits on page 23 are filed as part of this report.


            (b)    Reports on Form 8-K:
                   --------------------

                   The Registrant filed a Current Report on Form 8-K dated November 22, 1996 and filed on December 4, 1996 reporting the adoption of a shareholder rights plan by the Registrant. The Report included a Summary of the Rights issued pursuant to the plan.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             QUALITY SYSTEMS, INC.

     Date: February 12, 1997            By       /s/ Sheldon Razin
           -----------------            ----------------------------------
                                        Sheldon Razin
                                        President and Chairman
                                          of the Board of Directors;
                                          Principal Executive Officer



     Date: February 12, 1997            By       /s/ Robert G. McGraw
           -----------------            ----------------------------------
                                        Robert G. McGraw
                                        Chief Financial Officer;
                                          Principal Accounting Officer



                               INDEX TO EXHIBITS




                                                                 Sequential
                                                                       Page
        Exhibit                                                         No.
        -------                                                  ----------

         3.2.2  Text of Sections 2 and 3 of Article II of the
                 Company's Bylaws reflecting amendments thereto
                 to incorporate certain advance notice require-
                 ments approved by the Board of Directors on
                 November 22, 1996.                                     24

          11.0  Net income (loss) per share computation,
                 is filed herewith                                      28

          27.0  Financial Data Schedule, is filed herewith.             29

                                 EXHIBIT 3.2.2
                                 -------------



     Section 2. ANNUAL MEETING

                         (a) The annual meeting of shareholders shall be held each year on a date and at a time designated by the board of directors. At each annual meeting, directors shall be elected and any other proper business may be transacted.

                         (b) At an annual meeting of shareholders, only such business shall be conducted, and only such proposals shall be acted upon, as shall have been brought before the annual meeting by or at the direction of a majority of the directors or by any shareholder of the corporation who complies with the notice procedures set forth in this Section 2(b). For a proposal to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, a shareholder's notice must be delivered to, or mailed and received at, the principal executive offices of the corporation not less than sixty (60) days nor more than one hundred twenty (120) days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than seventy (70) days notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the shareholder, to be timely, must be so delivered or received not later than the close of business on the tenth day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. A shareholder's notice to the secretary shall set forth as to each matter the shareholder proposes to bring before the annual meeting (i) a brief description of the proposal desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the corporation's books, of the shareholder proposing such business and any other shareholders known by such shareholder to be supporting such proposal, (iii) the class and number of shares of the corporation's stock which are beneficially owned by the shareholder on the date of such shareholder notice and by any other shareholders known by such shareholder to be supporting such proposal on the date of such shareholder notice, and (iv) any financial interest of the shareholder in such proposal. The presiding officer of the annual meeting shall determine and declare at the annual meeting whether the shareholder proposal was made in accordance with the terms of this Section 2(b). If the presiding officer determines that a shareholder proposal was not made in accordance with the terms of this Section 2(b), he or she shall so declare at the annual meeting and any such proposal shall not be acted upon at the annual meeting. This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees of the board of directors, but, in connection with such reports, no new business shall be acted upon at such annual meeting unless stated, filed and received as herein provided.

                         (c) Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors. Nominations of persons for election to the board of directors of the corporation may be made at a meeting of shareholders by or at the direction of the board of directors, by any nominating committee or person appointed by the board of directors or by any shareholder of the corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 2(c). Such nominations, other than those made by or at the direction of the board of directors, shall be made pursuant to timely notice in writing to the secretary of the corporation. To be timely, a shareholder's notice must be delivered to, or mailed and received at, the principal executive offices of the corporation not less than sixty (60) days nor more than one hundred twenty (120) days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than seventy (70) days notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the shareholder, to be timely, must be so delivered or received not later than the close of business on the tenth day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. A shareholder's notice to the secretary shall set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director (A) the name, age, business address and residence address of the person, (B) the principal occupation or employment of the person, (C) the class and number of shares of capital stock of the corporation which are beneficially owned by the person, and (D) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to applicable rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended; and (ii) as to the shareholder giving the notice (A) the name and address, as they appear on the corporation's books, of the shareholder, and (B) the class and number of shares of the corporation's stock which are beneficially owned by the shareholder on the date of such shareholder notice. The corporation may require any proposed nominee to furnish such other information as may reasonably be required by the corporation to determine the eligibility of such proposed nominee to serve as director of the corporation. The presiding officer of the annual meeting shall determine and declare at the annual meeting whether the nomination was made in accordance with the terms of this Section 2(c). If the presiding officer determines that a nomination was not made in accordance with the terms of this Section 2(c), he or she shall so declare at the annual meeting and any such defective nomination shall be disregarded.

                         (d) Nothing herein is intended or shall be construed to limit requirements imposed by applicable laws or regulations upon shareholder proposals, opposition thereto by the corporation, or inclusion thereof in the corporation's proxy materials.

     Section 3.  SPECIAL MEETING

                         (a) A special meeting of the shareholders may be called at any time by the board of directors, or by the chairman of the board, or by the president, or by one or more shareholders holding shares in the aggregate entitled to cast not less than ten percent (10%) of the votes at that meeting.

                         (b) For a special meeting of shareholders to be properly called by any person or persons other than the board of directors, the request must be in writing, specifying the date and time of such meeting and the information set forth in Section 3(c) hereof, and must be delivered to, or mailed and received by, the chairman of the board, the president or the secretary of the corporation not less than thirty-five (35) nor more than sixty
          (60) days prior to the date requested for such meeting. The officer receiving the request shall cause notice to be promptly given to the shareholders entitled to vote, in accordance with the provisions of Sections 4 and 5 of this Article II, that a meeting will be held at the time requested by the person or persons calling the meeting. If the notice is not given within twenty (20) days after receipt of the request, the person or persons requesting the meeting may give the notice. Nothing contained in this paragraph of this Section 3 shall be construed as limiting, fixing or affecting the time when a meeting of shareholders called by action of the board of directors may be held.

                         (c) Any request for a special meeting submitted pursuant to Section 3(b) hereof shall set forth as to each matter the shareholder proposes to bring before the special meeting (i) a brief description of the proposal desired to be brought before the special meeting and the reasons for conducting such business at the special meeting, (ii) the name and address, as they appear on the corporation's books, of the shareholder proposing such business and any other shareholders known by such shareholder to be supporting such proposal, (iii) the class and number of shares of the corporation's stock which are beneficially owned by the shareholder on the date of such shareholder request and by any other shareholders known by such shareholder to be supporting such proposal on the date of such shareholder request, and (iv) any financial interest of the shareholder in such proposal. In addition to whatever other limitations are imposed by applicable law, no person may be nominated for election to the board of directors of the corporation by any of the person or persons making a request for a special meeting pursuant to Section 3(b) hereof unless the request sets forth as to each person whom the requesting person or persons propose to nominate for election as a director, (A) the name, age, business address and residence address of the person, (B) the principal occupation or employment of the person, (C) the class and number of shares of capital stock of the corporation which are beneficially owned by the person, and (D) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to applicable rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended.

                         (d)  Nothing herein is intended or shall be
          construed to limit requirements imposed by applicable laws or regulations upon shareholder proposals, opposition thereto by the corporation, or inclusion thereof in the corporation's proxy materials.

                          EXHIBIT 11.0
                          ------------

     The net losses per share for the three and nine months ended December 31, 1996 were computed using the weighted average number of shares actually outstanding during the respective periods and any common share equivalents assuming the exercise of outstanding stock options were excluded because to have included such common share equivalents would have had an anti-dilutive impact on the net loss per share calculations.

     Net income per share for the three and nine months ended December 31, 1995 were computed based on the weighted average number of shares actually outstanding during the respective periods plus the shares that would be outstanding, using the treasury stock method, assuming the exercise of outstanding options for each period. The difference between primary and fully diluted net income per share for each of these periods was not significant.