Form 10-K
period 1997-03-31
QUALITY SYSTEMS INC
filed 1997-06-12
CIK 708818

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended March 31, 1997

                                 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ______________ to ________________

                      Commission file number 0-13801

                          QUALITY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           California                                  95-2888568
   (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

17822 East 17th Street, Tustin, California                      92780
   (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: (714) 731-7171

Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                                           Name of each exchange on
         Title of each class                   which registered:
  --------------------------------------   ------------------------
      Common Stock, par value $.01 per share              NA
         Common Stock Purchase Rights                     NA

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of May 30, 1997: $ 32,915,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 30, 1997: 5,998,712.
                                                           Page 1 of 77

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 1997 annual meeting which is to be filed with the Commission on or before July 29, 1997.

                              PART I
Item 1.  BUSINESS.
         ---------

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of the Company's product development plans and business strategies and market factors influencing the Company's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals and interested persons are urged to review the risks described below under "Item 1. Business. Risk Factors." and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." set forth below, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

GENERAL

Quality Systems, Inc. ("QSI") and its wholly-owned subsidiary, Clinitec International, Inc. ("Clinitec"), (collectively the "Company") develop and market health care information systems that automate medical and dental group practices, physician hospital organizations ("PHO's"), management service organizations ("MSOs"), health maintenance organizations ("HMOs") and community health centers. In response to the growing need for more comprehensive, cost-effective information solutions for physician and dental practice management, the Company's systems provide clients with the ability to redesign patient care and other workflow processes, to improve productivity and reduce information processing and administrative costs and to provide multi-site access to patient information. The Company's proprietary software systems include general patient information and summary medical records, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, patient electronic medical records, word processing and accounting. In addition to providing fully integrated information solutions to its clients, the Company provides comprehensive hardware and software installation, maintenance and support services, system training services and electronic insurance claims submission services.

The Company currently has an installed base of more than 500 operating health care information systems serving PHOs, MSOs, HMOs, group practices, specialty practices, dental schools and other health care organizations, each of which consists of one to 120 physicians or dentists. The Company believes that as health care providers are increasingly required to reduce costs while maintaining the quality of health care, the Company will be able to capitalize on its strategy of providing fully integrated information systems and superior customer service.

QSI is a California corporation formed in 1974 and was founded with an early focus on providing information systems and services primarily for dental group practices. QSI's initial "turnkey" systems were designed to improve productivity while reducing information processing costs and personnel requirements. In the mid-1980's, QSI capitalized on the opportunity presented by the increasing pressure of cost containment on physicians and health care organizations and further expanded its information processing systems into the broader medical market. Today, QSI develops and provides integrated UNIX-based* health care information systems for both the medical and dental markets. These systems operate on a stand-alone basis or in a networked environment and are expandable to accommodate client needs.

Augmenting its practice management software, QSI added Clinitec's electronic medical records software to its product line in 1995 and completed its acquisition of Clinitec in May 1996. Clinitec's principal product, NextGen**, permits scanning, annotation, retrieval and analysis of medical records in all formats, from documents to photographs and X-rays. NextGen has been developed using a client/server platform, a graphical user interface for compatibility with UNIX, Microsoft Windows***, Windows NT*** and Windows 95*** operating systems, and a relational database for flexibility in screen customization, reporting and logic flow. The Company is also in the process of designing an alternative client/server version of its products utilizing a graphical user interface ("GUI") with the intent of enabling a more seamless integration of the QSI and NextGen applications. With the addition of NextGen, the Company is able to provide its clients with a comprehensive information management solution. NextGen, in conjunction with QSI's practice management software, was first installed at a beta site in August 1995 and is currently being installed in additional sites.

Further augmenting its product line, the Company purchased substantially all of the assets of MicroMed Healthcare Information Systems, Inc. ("MicroMed") in May 1997. MicroMed develops proprietary medical practice management systems that utilize a client/server platform, a graphical user interface for compatibility with Windows 95 and Windows NT operating systems, and a relational database that is ANSI SQL-compliant in contrast with the Company's existing practice management systems which are primarily character based. MicroMed was formed in 1993 and, as of the acquisition date, MicroMed had six installed customer sites which include a medical center with more than 70 doctors, 20 locations and nearly 100 simultaneous users. (See "Item 1. Business. MicroMed.")

*     UNIX is a registered trademark of AT&T Corporation.
**    NextGen is a registered trademark of Clinitec International, Inc.
*** Microsoft Windows, Windows NT and Windows 95 are registered trademarks of Microsoft Corporation.

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

To compete under the constraints of managed care while maintaining quality of services, health care organizations have placed increasing demands on their information systems. Initially, these information systems automated financial and administrative functions. As it became necessary to manage patient flow processes, the need arose to integrate much "back-office" data with clinical information such as patient test results and office visits. Particularly for larger organizations and group practices, the Company believes information systems must allow enterprise-wide exchange of patient information incorporating administrative, financial and clinical information from multiple entities, while focusing on the physician as the primary care giver. In addition, large health care organizations increasingly require information systems that can deliver high-performance in environments with multiple concurrent computer users.

Many existing health care information systems, including systems designed for physicians and small group practices, were designed for limited administrative tasks such as billing and scheduling and can neither accommodate multiple computing environments nor operate effectively across multiple locations and entities. As the health care industry continues to evolve, physician groups and health care organizations will increasingly require systems that compile structured clinical information from multiple sources and enable measurement of treatment outcomes and management of clinical processes. Such systems must be integrated with financial and administrative information systems in order to maintain patient flow while continuing to reduce costs and improve quality of care. The Company believes that systems which integrate patient clinical data with administrative, financial and other practice management data are best positioned to succeed in the current managed care environment.

As health care organizations transition to new computer platforms and newer technologies, they will be migrating toward the implementation of enterprise-wide, patient-centered computing systems embedded with automated patient medical records. These organizations cannot afford significant downtime or re-education, nor can they prudently risk choosing a system which has not proven its ability to handle high volume processing with continuous dependability. The Company believes that successful systems vendors in the market will have a sufficient installed base and adequate resources to offer high quality, fully integrated products and the value-added services needed to expand and support clients throughout this evolution process.

Similarly, the dental industry has seen consolidation of dental practices in recent times. This consolidation, as with the physician marketplace, has created business organizations which require more sophisticated computer information systems.

THE QSI SOLUTION

In response to the growing need for more comprehensive, cost-effective health care information solutions for physician and dental practice management, the Company's systems provide clients with the ability to redesign patient care and other workflow processes and improve productivity through multi-site and multi-entry access to patient information.
Utilizing proven third-party hardware solutions combined with the Company's proprietary software configured to maximize the efficiency of a health care organization's information processing requirements, the Company's solutions enable an integration of a variety of administrative and patient information operations. With the addition of Clinitec's product line, the Company provides clients with an integrated medical records management system as part of a total information management solution. Leveraging over 20 years of experience in the health care information services industry, the Company believes that it continues to distinguish its solutions by providing its clients with sophisticated, full-featured software systems along with comprehensive systems implementation, maintenance and support.

QSI's systems automate many aspects of group practice management, including the retention of general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, word processing and accounting. QSI primarily uses the IBM RS6000* central processing unit and IBM'S AIX** version of the UNIX operating system as a platform for its application software, which enables QSI to continue providing a wide range of flexible and functional systems to accommodate clients from solo practitioner to large group practices.

*  RS6000 is a registered trademark of International Business Machines
   Corporation.
** AIX is a registered trademark of International Business Machines
   Corporation.

PRODUCTS

QSI's health care information systems consist primarily of proprietary software applications and third-party hardware and software. The systems range in capacity from one to hundreds of users, allowing the Company to address the needs of both small and large clients. The software configuration of a typical system includes a basic medical or dental application and additional software applications. A typical system also consists of third party hardware components, including a UNIX-based central processing unit, disk drives, a magnetic tape unit, video display terminals, PCs, one or more printers, and telecommunications equipment.
The systems are modular in design and may be expanded to grow with changing client requirements.

QSI purchases all the hardware components of its systems as well as the requisite operating system licenses from manufacturers or distributors of those components. It assembles and tests the hardware components and incorporates QSI's proprietary application software and other third party software into completed systems. QSI provides systems tailored to accommodate particular client requirements. QSI continually evaluates the hardware components of its systems with a view to utilizing hardware that is functional, reliable and cost-effective.

QSI's systems include application and system software modules that provide comprehensive solutions for physician and dental practices. Clients typically purchase a base medical or dental application and add on additional applications as desired. Add-on applications include such modules as managed care, electronic medical records, patient eligibility, electronic claims and patient statements processing, various proprietary and third party accounting and word processing packages. Systems have ranged in price from approximately $10,000 to over $900,000 depending upon size of group practice, number of system users and number of sites.

QSI continues to make enhancements to its hardware and software packages to provide increased functionality and flexibility to its clients. Recent enhancements include additional interfaces for electronic claims submission and insurance payments, increased ability to implement managed care plans and fees, electronic patient eligibility verification, applications for community health centers, drug formulary tracking, enhanced patient scheduling, and software to support paperless collections. QSI has continued to take advantage of new releases in the IBM RS6000 family, as well as new PC-based products utilizing the SCO* UNIX operating system. In addition, QSI has added enhanced telecommunications and new peripheral products.

* SCO is a registered trademark of Santa Cruz Operation, Inc.

CLINITEC

In April 1995, the Company entered into a strategic relationship with Clinitec, a developer of electronic medical records software systems. In May 1995 as part of this relationship, the Company acquired a 25% equity interest in Clinitec for $1.0 million. In May 1996, the Company acquired the remaining 75% of Clinitec for approximately $4.9 million in cash plus 309,846 shares of QSI Common Stock. For purposes of the acquisition, the shares were valued at approximately $6.9 million, or $22.25 per share, for a total purchase price of approximately $11.8 million for this remaining 75% ownership interest. QSI continues to maintain Clinitec as a separate subsidiary and sell Clinitec software products in conjunction with QSI products, as well as on a stand-alone basis. For accounting purposes, the acquisition was treated as a purchase transaction during the quarter ended June 30, 1996. In connection with this accounting treatment, the Company recorded an $8.3 million charge for purchased in-process research and development during the June 30, 1996 quarter.

Clinitec was formed in January 1994 to develop and market electronic medical records software systems. Clinitec's proprietary software products are relatively new and Clinitec has sold only a limited quantity of these products to date. There can be no assurance that Clinitec's products will achieve broad market acceptance.

Clinitec's software product, NextGen, has been developed using a graphical user interface client/server platform for compatibility with the UNIX, Microsoft Windows, Windows NT and Windows 95 operating systems and a relational database back end to permit flexibility in screen customization, reporting and logic flow. NextGen operates in a client/server environment, using a desktop, laptop or pen-based PC configuration. Medical records data can include:

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

Clinitec offers software applications that are complementary to those offered by QSI. The key "back office" applications incorporated into QSI's solutions such as practice management, eligibility, claims processing and accounting can be augmented by the "front office" applications of the NextGen software. Because QSI's products are UNIX-based, QSI is able to add NextGen as part of an integrated system. To further address the client/server technology oriented marketplace, the Company has acquired substantially all of the assets of MicroMed (see "Item 1. Business.

MicroMed."). QSI is also in the process of designing alternative versions of certain of its products for the client/server environment. In addition to a graphical user interface, these client/server versions will include screens and templates similar to those in NextGen to enable a more seamless integration of the QSI and NextGen applications. The Company intends to leverage its existing client base for sales of NextGen.

MICROMED

In May 1997, the Company purchased substantially all of the assets of MicroMed, a developer and marketer of proprietary medical practice management systems, for up to $10.8 million. The purchase price consists of an initial cash payment of $4.8 million paid upon the May 1997 closing of the transaction with an additional payment of up to $6.0 million due no later than June 29, 1998. The additional payment will be determined using a formula based primarily upon Revenues and Pre-Tax Operating Income, as each is defined in the related Asset Purchase Agreement, for the twelve month period ending March 31, 1998. Up to 15% of the additional payment, if any, is payable in the Company's Common Stock at the sole election of the Company with the balance of any such payment payable in cash. The acquisition will be treated as a purchase for accounting purposes. In connection with this treatment, the Company expects to allocate a significant portion of the purchase price paid at the closing of the transaction to purchased in-process research and development during the quarter ending June 30, 1997.

MicroMed was formed in 1993 and, as of the acquisition date, MicroMed had six installed customer sites which include a medical center with more than 70 doctors, 20 locations and nearly 100 simultaneous users. MicroMed's proprietary software products are new and MicroMed has sold only a limited quantity of these products to date. There can be no assurance that MicroMed's products will achieve broad market acceptance.

MicroMed offers software applications that are complementary to NextGen and expands the Company's practice management system product line which historically has been primarily character-based software solutions. MicroMed's software product has been developed using a GUI client/server platform for compatibility with Windows 95 and Windows NT operating systems, and a relational database that is ANSI SQL-compliant. MicroMed's product, which has been designed initially for health care provider networks, is scalable and includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The system's three-tiered architecture allows work to be performed on the database server, the application server and the client workstation.

SALES AND MARKETING

The Company sells and markets its products nationwide through a direct sales force operating from sales offices in California, Florida, Ohio, New York, Pennsylvania and Texas. The Company's sales and marketing employees identify and contact prospective clients by a variety of means, including referrals from existing clients and contacts at professional society meetings and seminars with persons involved in group practice as well as trade journal advertising, direct mail advertising, and telemarketing.

These sales employees are knowledgeable about medical and dental group health care systems, as well as computer applications. Typically, these employees make presentations to potential clients by demonstrating the system and its capabilities on the prospective client's premises. In addition, the Company performs remote demonstrations by utilizing a prospective client's PC or by sending the prospective client a telecommunications kit including a terminal.

The Company's sales cycle can vary significantly and typically ranges from three to 12 months from initial contact to contract execution. Systems are normally delivered to a customer within 30 to 60 days of receipt of a system order, and therefore, the Company does not believe data pertaining to backlog is meaningful. Standard payment terms include a 25% down payment with the balance due when the hardware is installed, in certain circumstances, or when the installed system is ready for training in other circumstances. As part of the fees paid by its clients, the Company receives up-front licensing fees and a monthly/quarterly service fee based on client configuration.

QSI and Clinitec maintain separate sales forces. As appropriate, sales leads for each other's products are passed between the two sales forces. In certain instances, a joint sales team is utilized to sell combined systems.

Several clients have purchased the Company's system and, in turn, are providing time-share services to local single and group practice practitioners. Under the time-share agreements, the client provides the use of its system for a fee to one or more practitioners. Although the Company does not receive a fee directly from the time-share client, implementation of time-share arrangements has resulted in the purchase of additional system capacity by the client offering the time-share services, as well as new system purchases made by the time-share clients. The Company continues to concentrate its sales and marketing efforts on medical and dental practices, dental schools, physician clinics, MSOs, PHOs and community health centers. MSOs and PHOs to which the Company has sold systems provide use of the Company's software to those group and single physician practices associated with the organization or hospital on either a time-sharing basis or by directing the Company to contract with those practices for the sale of stand-alone turnkey systems.

The Company has entered into marketing assistance agreements with certain of its clients pursuant to which the clients allow the Company to demonstrate to potential clients the use of systems on the existing clients' premises. In addition, the Company has established certain of its clients as dealers for its systems. Through this arrangement, the dealer markets and sells QSI systems to prospects in a local territory. These prospects are generally smaller health care facilities than those actively pursued by the Company. QSI's PC-based products are well suited to this dealer marketing. In addition, the dealer typically provides a variety of ongoing services for its clients. Dealers are compensated based on system size and profitability, and the services which they perform in lieu of the Company.

The Company often assists prospective clients in identifying third party sources for financing the purchase of the Company's systems. The financing usually is obtained by the client directly from institutional lenders and typically takes the form of a loan from the institution secured by the system to be purchased or a leasing arrangement. Most of the clients purchasing QSI systems have been assisted by the Company in finding sources of financing for such purchases.

The Company has numerous clients and does not believe that the loss of any single client would have a material adverse effect on the Company. No client accounted for ten percent or more of net revenues during fiscal years ended March 31, 1997, 1996 or 1995.

CUSTOMER SERVICE AND SUPPORT

The Company believes its success is attributable in part to its exceptional customer service and support. The Company offers support to its clients seven days a week, 24 hours a day. All of QSI's systems have a dedicated computer port for dial-up remote access, facilitating rapid response by QSI technicians to system inquiries. Most inquiries can be resolved without the need to dispatch QSI technicians. These support services also provide QSI with the opportunity to monitor changes in each client's information processing requirements and to recommend the purchase of system hardware or software enhancements designed to satisfy these additional requirements. The Company believes that its commitment to provide extensive support has contributed significantly to the development of its business.

The Company offers clients support services for most system components, including hardware and software maintenance, for a fixed monthly/quarterly fee. The Company also subcontracts with IBM to perform specific hardware maintenance tasks under the Company's direction. This arrangement has provided the Company with economies of scale associated with IBM's service infrastructure while still maintaining service standards.

The Company's continuing system support staff is comprised of specialists who are knowledgeable in the area of hardware and software technology as well as in the day-to-day operations of a group practice. QSI's on-line access to all client systems enables the support staff to provide immediate assistance to clients. This assistance ranges from correcting minor procedural problems in the client's system to performing complex data base reconstructions or software updates. QSI also utilizes an automated on-line support system which assists clients in resolving minor problems and facilitates automated electronic retrieval of problems along with symptoms following a client's call to QSI's automated support system. Additionally, the on-line support system maintains a complete call record at the client's facility and QSI.

IMPLEMENTATION AND TRAINING

The Company provides implementation and training services and believes that its system delivery, implementation and support services are key elements of successful client relationships. When a client signs a contract for the purchase of a QSI system, a client manager, trained in physician and/or dental group practice procedures, is assigned to ensure that the client is fully informed of system options and that the proper system configuration is installed. This information is determined through discussions with the client and observation of the client's practice. Once the set of software features is established, the software configuration unique to a given client can be created in an automated fashion.

Before activation of the client's QSI system, QSI personnel typically convert the relevant client data onto the system. Typically, QSI interfaces electronically to convert the client's data from another computer system, allowing for a quick, cost-effective and accurate conversion. The system is then subjected to extensive testing which includes processing representative data using the client's system configuration. In some situations, the data may have been previously maintained by the client on ledger cards or other hard copy. In such situations, QSI typically uses its data entry staff to input the required data.

One or more QSI trainers experienced in group practice procedures are assigned to conduct an intensive training program for the client's employees. The program includes a combination of computer assisted instruction ("CAI"), remote training techniques and training classes conducted by QSI staff at the client's office(s). CAI consists of workbooks, computer interaction and personal instruction. CAI is also offered to clients, for an additional charge, after the initial training program is completed for the purpose of training new and additional employees. Remote training allows a trainer at QSI's office to train one or more people at a client site via telephone and computer connection, thus allowing an interactive and office-specific mode of training without the expense and time required for travel. QSI also provides ongoing training through electronic classrooms where employees at different locations from the same or different companies can simultaneously interact on-line with a trainer. In addition, QSI's on-line "help" documentation feature facilitates client training as well as ongoing support.

Similarly, when a client signs a contract for the purchase of a electronic medical records system from Clinitec, Clinitec's customer support manager creates, in conjunction with the client, a detailed system implementation plan and an implementation specialist is assigned to the client. The implementation specialist is experienced with the information flow within a medical practice/organization. The specialist trains the client in the use of the NextGen software and assists the client in tailoring the electronic medical records system to meet the entity's specific needs. Training is provided at the client's site. Throughout the implementation process, the customer support manager monitors the implementation milestones to assure timely training, installation and knowledge-base development.

COMPETITION

The market for medical group practice management systems is intensely competitive and the Company faces significant competition from a number of different sources. The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates the overall market for medical group practice management systems. In addition, several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. The Company believes its principal competitive advantages are the features and capabilities of its products and services, its high level of customer support and its 20-year experience in the industry. To date, the Company has not encountered substantial competition in the dental group practices market of six or more dentists. The Company is anticipating that market competition in the dental group practices market of six or more dentists will increase as new competitors enter the marketplace. The Company believes that numerous firms sell computerized data processing systems to group dental practices consisting of five or fewer dentists.

The market for electronic medical records systems is highly competitive and subject to rapid changes in technology. The Company expects that market competition will increase as new competitors enter the marketplace. The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates the electronic medical records market. Many of the Company's competitors have substantially greater name recognition and technical, marketing and financial resources. The Company believes its principal competitive advantages are the features and flexibility of its NextGen products. There can be no assurance that future competition or new product introductions in the electronic medical records market will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the NextGen software products are relatively new and only a limited quantity of these systems have been sold to date. There can be no assurance that the NextGen products will achieve broad market acceptance.

Furthermore, the Company also competes in all of its markets indirectly and to varying degrees with other major health care related companies, information management companies generally, and other software developers which may more directly enter the markets in which the Company competes. There can be no assurance that future competition will not have a material adverse effect on the Company's business, financial condition and results of operations. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, may result in price erosion that could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT ENHANCEMENT AND DEVELOPMENT

The health care information management and computer software and hardware industries are characterized by rapid technological change requiring the Company to engage in continuing efforts to improve its systems. During fiscal years 1997, 1996 and 1995 the Company expended approximately $2.8 million, $1.9 million and $1.7 million, respectively, on research and development activities including capitalized software amounts of $850,000, $382,000 and $191,000, respectively. In addition, many of the Company's product enhancements have resulted from software development work performed under contracts with its clients. To the extent that the Company fails to achieve technological advances comparable to those made by others in the computer and health care information management industries, its products and services may become obsolete.

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

The Company's software may be subject to regulation by the U.S. Food and Drug Administration (the "FDA") as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products; application of detailed recordkeeping and manufacturing standards; and, FDA approval or clearance prior to marketing. An approval or clearance could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications.

EMPLOYEES

As of May 31, 1997, the Company, including MicroMed, employed 239 persons of which 225 were full time employees. Systems analysts, programmers and qualified sales and marketing personnel are in short supply and, consequently, competition for such individuals is intense. The Company believes that its future success depends in part upon recruiting and retaining qualified marketing and technical personnel as well as other employees. The Company considers its employee relations to be good.

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

The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates the overall market for either group practice management or electronic medical records systems. Furthermore, the Company also competes indirectly and to varying degrees with other major health care related companies, information management companies generally, and other software developers which may more directly enter the markets in which the Company competes.

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

The Company believes that once a health care provider has chosen a particular health care information system vendor, the provider will, for a period of time, be more likely to rely on that vendor for its future information system requirements. In addition, if the health care industry continues to undergo further consolidation as it has recently experienced, each sale of the Company's systems will assume even greater importance to the Company's business, financial condition and results of operations. The Company's inability to make initial sales of its systems to either newly formed groups and/or health care providers that are replacing or substantially modifying their health care information systems could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if new systems sales do not materialize, maintenance service revenues can be expected to decrease over time due to failure to capture new maintenance revenues therefrom and to attrition of existing maintenance revenues associated with the Company's existing clients whose systems become obsolete or are replaced by competitor's products.

TECHNOLOGICAL CHANGE - The software market generally is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. New product development depends upon significant research and development expenditures which depend ultimately upon sales growth. Any material weakness in revenues or research funding could impair the Company's ability to respond to technological advances in the marketplace and remain competitive. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition will be materially adversely affected.

In response to increasing market demand, the Company is currently developing new generations of certain of its group practice management software products that will be designed for the client/server and Internet/intranet environments. There can be no assurance that the Company will successfully develop these new software products or that these products will operate successfully on the principal client/server operating systems, which include UNIX, Microsoft Windows, Windows NT and Windows 95, or that any such development, even if successful, will be completed concurrently with or prior to introduction by competitors of products designed for the client/server and Internet/intranet environments. Any such failure or delay could adversely affect the Company's competitive position or could make the Company's current practice management product line designed for the UNIX environment obsolete.

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

The Company's products are generally shipped as orders are received and accordingly, the Company has historically operated with minimal backlog.
As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Furthermore, the Company's systems can be relatively large and expensive and individual systems sales can represent a significant portion of the Company's revenues for a quarter such that the loss of even one such sale can have a significant adverse impact on the Company's quarterly profitability. Clients often defer systems purchases until the Company's quarter end, so quarterly results generally cannot be predicted and frequently are not known until the quarter has concluded. The Company's initial contact with a potential customer depends in significant part on the customer's decision to replace, or substantially modify, its existing information system. How and when to implement, replace or substantially modify an information system are major decisions for health care providers. Accordingly, the sales cycle for the Company's systems can vary significantly and typically ranges from three to 12 months from initial contact to contract execution/shipment and the installation cycle is typically two to four months from contract execution/shipment to completion of installation.

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

CLINITEC - A principal component of the Company's business strategy is the May 1996 acquisition of Clinitec. The Company's future financial results will depend in part on the Company's ability to achieve market acceptance for Clinitec's products and successfully integrate Clinitec's business with the Company's. There can be no assurance that the Company will be able to successfully coordinate its business activities with those of Clinitec. Furthermore, there can be no assurance that the Company will be successful in fully integrating Clinitec's products with those of the Company or that the acquisition of Clinitec will not have an adverse effect upon the Company's operating results. In addition, Clinitec was formed in January 1994 to develop and market electronic medical records software systems. Clinitec's proprietary software products are relatively new and Clinitec has sold only a limited quantity of these products to date. There can be no assurance that Clinitec's products will achieve broad market acceptance.

MICROMED - A principal component of the Company's business strategy is the May 1997 acquisition of MicroMed. The Company's future financial results will depend in part on the Company's ability to achieve market acceptance for MicroMed's products and successfully integrate MicroMed's business with the Company's. There can be no assurance that the Company will be able to successfully coordinate its business activities with those of MicroMed. Furthermore, there can be no assurance that the Company will be successful in fully integrating MicroMed's products with those of the Company or that the acquisition of MicroMed will not have an adverse effect upon the Company's operating results. In addition, MicroMed was formed in February 1993 to develop and market medical practice management software systems. MicroMed's proprietary software products are new and MicroMed has sold only a limited quantity of these products to date. There can be no assurance that MicroMed's products will achieve broad market acceptance.

ABILITY TO MANAGE GROWTH - The Company has recently experienced a period of growth and increased personnel which has placed, and will continue to place, a significant strain on the Company's resources. The Company anticipates expanding its overall software development, marketing, sales, client management and training capacity. In the event the Company is unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable time-frame, such failure could have a material adverse effect on the Company. In addition, the Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on significant expansion of its research and development, marketing and sales, management and administrative, and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Item 2.  PROPERTIES.
         -----------

The Company's principal administrative, data processing, marketing and development operations are located in approximately 17,000 square feet of leased space in Tustin, California under a lease which expires in March 2000. In addition, the Company leases approximately 13,000 square feet of space in Santa Ana, California to house its assembly and warehouse operations, approximately 15,000 square feet of space in Horsham, Pennsylvania, the principal office for Clinitec, and an aggregate of 2,000 square feet of space in Florida, Kansas, New York, Texas and Washington to house additional sales, training and service operations. These leases, including options, have expiration dates ranging from month-to-month to March 2000 and provide for aggregate annual rental payments of approximately $542,000. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space is available, if needed.

Item 3.  LEGAL PROCEEDINGS.
         ------------------

On April 22, 1997, a purported class action entitled JOHN P. CAVENY v. QUALITY SYSTEMS, INC., ET AL. was filed in the Superior Court of the State of California for the County of Orange, in which Mr. Caveny, on behalf of himself and all others who purchased the Company's Common Stock between June 26, 1995 and July 3, 1996, alleges that the Company, and Sheldon Razin, Robert J. Beck, Gregory S. Flynn, Abe C. LaLande, Donn Neufeld, Irma
G. Carmona, John A. Bowers, Graeme H. Frehner, and Gordon L. Setran (all of the foregoing individuals were either officers, directors or both during the period from June 26, 1995 through July 3, 1996), as well as other defendants not affiliated with the Company, violated California Corporations Code Sections 25400 and 25500, California Civil Code Sections 1709 and 1710, and California Business and Professions Code Sections 17200 and 17500, et. seq., by issuing positive statements about the Company that allegedly were knowingly false, in part, in order to assist the Company and the individual defendants in selling Common Stock at an inflated price in the Company's March 5, 1996 public offering and at other points during the class period. The complaint seeks compensatory and punitive damages in unspecified amounts, disgorgement, declatory and injunctive relief, and attorneys' fees. The Company and each of the individual defendants deny all allegations of wrongdoing made against them in the lawsuit.

On May 14, 1997, a second purported class action entitled WENDY WOO v. QUALITY SYSTEMS, INC., ET AL. was filed in the same court. This complaint essentially repeats the allegations in the Caveny lawsuit and seeks identical relief. The Company and the individual defendants deny all allegations of wrongdoing made against them in this lawsuit as well.

The Company and its named officers and directors deny all allegations of wrongdoing made against them in these suits, consider the allegations groundless and without merit, and intend to vigorously defend against these actions.

The Company is a party to various other legal proceedings incidental to its business, none of which are considered by the Company to be material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1997.



Executive Officers of the Registrant
------------------------------------

The executive officers of the Company as of March 31, 1997 were as follows:

          Name              Age        Position
          ----              ---        --------
      Sheldon Razin          59        Chairman of the Board, Chief
                                         Executive Officer, President
                                         and Director

      Robert J. Beck         57        Executive Vice President

      Patrick B. Cline       36        Executive Vice President,
                                         Director, and President and
                                         Chief Operating Officer
                                         of Clinitec

      Greg Flynn             39        Vice President - Sales and
                                         Marketing

      Abe LaLande            46        Vice President - Hardware
                                         Research and Development

      Robert G. McGraw       39        Vice President - Chief
                                         Financial Officer

      Donn Neufeld           40        Vice President - Software
                                         and Operations

      Janet Razin            57        Vice President, Corporate
                                         Secretary and Director


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

Robert J. Beck joined the Company, and has served as its Executive Vice President, since April 1992. In this capacity, he is heavily involved in the Company's sales and marketing efforts. Mr. Beck has been associated with turnkey health care computing applications since 1975, holding a variety of increasingly responsible management positions in several companies. Prior to joining the Company, Mr. Beck served as Executive Vice President of Sandata, a provider of DME and Home Health Care Turnkey Systems. Mr. Beck's experience includes founding and running a corporation, The Hamilton Computer Group, Inc., which was at one time a major competitor to the Company. He holds a B.A. degree in Mathematics and Statistics from Hunter College.

Patrick B. Cline has served as a Director and Executive Vice President since May 1996. Mr. Cline is a co-founder of Clinitec and has served as its President since its inception in January 1994 and as its Chief Operating Officer since May 1996 when it was acquired by the Company. Mr. Cline served as Clinitec's Chairman of the Board of Directors and Chief Executive Officer from January 1994 until May 1996. Prior to co-founding Clinitec, Mr. Cline served, from July 1987 to January 1994, as Vice President of Sales and Marketing with Script Systems, a subsidiary of InfoMed, a health care information systems company. From January 1994 to May 1994, after the founding of Clinitec, Mr. Cline continued to serve, on a part time basis, as Script Systems' Vice President of Sales and Marketing. Mr. Cline has held senior positions in the health care information systems industry since 1981.

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

Abe LaLande has served as the Company's Vice President Hardware Research and Development since February 1989 except from January 1997 to March 1997 when he was employed at Toshiba America, Inc. From 1979 to 1982, he served as the Company's senior field service engineer, and from 1982 to 1988, he served as Vice President Field Service and Production. During fiscal 1989, Mr. LaLande left the Company for three months to work for Toshiba America, Inc. Prior to joining the Company, Mr. LaLande held various senior field service engineering positions with Mini-Computer Systems (October 1978 to April 1979), Varian Associates (February 1978 to October 1978) and General Automation (July 1977 to February 1978), all of which are computer manufacturing companies. He holds an A.A. degree in Electronic Engineering from Fullerton College and an A.S. degree in Computer Science from Control Data Institute.

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

                         PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
         ---------------------------------------------------------

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "QSII". The following table sets forth for the quarters indicated, the reported high and low closing sales prices as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions and may not necessarily represent actual transactions.

    Quarter Ended                    High            Low
  ------------------              --------        --------

  June 30, 1995                      5.13            3.00

  September 30, 1995                17.88            4.63

  December 31, 1995                 32.25           12.88

  March 31, 1996                    30.00           18.00

  June 30, 1996                     35.25           17.00

  September 30, 1996                18.50            7.38

  December 31, 1996                  9.88            6.00

  March 31, 1997                     8.38            6.13


At May 31, 1997 there were approximately 189 holders of record. The Company estimates the number of beneficial holders of its Common Stock to be in excess of 1,400.

On May 17, 1996, in connection with the acquisition of Clinitec, the Company issued 309,846 unregistered shares of its Common Stock and paid $4.9 million in cash to the shareholders of Clinitec to purchase the remaining 75% ownership interest in Clinitec that the Company did not already own (see "Item 1. Business. Clinitec."). The shares of Common Stock were valued at $6.9 million, or $22.25 per share.

Through May 31, 1997, the Company has not paid cash dividends on shares of its Common Stock. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends in the future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Item 6.  SELECTED FINANCIAL DATA.
---------------------------------

The following selected financial data with respect to the Company's consolidated statements of operations for each of the five years in the period ended March 31, 1997 and the balance sheet data as of the end of each such fiscal year are derived from the audited financial statements of the Company. The following information should be read in conjunction with the consolidated Financial Statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

             Consolidated Statement of Operations Data
             (In thousands, except for per share data)

                                     Year Ended March 31,
                            ---------------------------------------
                              1997    1996    1995    1994    1993
                            ------- ------- ------- ------- -------
Net Revenues                $20,127 $16,732 $12,049 $11,752 $11,651
Cost of Products
 and Services                10,089   7,929   6,060   6,527   6,992
                            ------- ------- ------- ------- -------
Gross Profit                 10,038   8,803   5,989   5,225   4,659
Selling, General
 and Administrative           7,736   3,897   3,536   3,052   3,008
Research and Development      1,978   1,567   1,467   1,318   1,134
Purchased In-Process
 Research and
 Development(1)               8,300    -       -       -       -
                            ------- ------- ------- ------- -------
Income (Loss) from
 Operations                  (7,976)  3,339     986     855     517
Interest and
 Other Income                 1,285     482     429     400     192
                            ------- ------- ------- ------- -------
Income (Loss) before
 Provision for Income
 Taxes                       (6,691)  3,821   1,415   1,255     709
Provision for
 Income Taxes(2)                784   1,528     453     349      86
                            ------- ------- ------- ------- -------
Net Income (Loss)           $(7,475)$ 2,293 $   962 $   906 $   623
                            ======= ======= ======= ======= =======
Net Income (Loss)
 per Share(3)               $ (1.26)$  0.48 $  0.21 $  0.21 $  0.15
                            ======= ======= ======= ======= =======
Weighted Average
 Shares Outstanding          5,937   4,788   4,606   4,342   4,187
                            ======= ======= ======= ======= =======


                          Consolidated Balance Sheet Data
                                 (In thousands)

                                          March 31,
                            ---------------------------------------
                              1997    1996    1995    1994    1993
                            ------- ------- ------- ------- -------
Cash and Cash Equivalents
 and Short-Term
 Investments(4)             $22,735 $28,944 $ 7,322 $ 6,071 $ 4,778
Working Capital              25,613  30,196   8,032   6,857   5,204
Total Assets                 37,866  37,272  12,668  11,094   9,596
Total Liabilities             5,596   4,571   3,480   3,054   3,074
Shareholders' Equity(4)     $32,270 $32,701 $ 9,188 $ 8,040 $ 6,522
                            ======= ======= ======= ======= =======

(1)	In May 1996, the Company acquired Clinitec (see "Item 1. Business.
Clinitec.") which was treated as a purchase transaction for accounting purposes. In connection with this treatment, the Company incurred an $8.3 million charge for purchased in-process research and development during the year ended March 31, 1997.

(2)	The provision for income taxes for the year ended March 31, 1993 is net of an extraordinary credit resulting from the tax benefit from utilization of net operating loss carryforwards.

	The provision for income taxes for the year ended March 31, 1997 differs from the Company's combined Federal and State statutory rates primarily due to the non-deductible charge for purchased in-process research and development incurred in connection with the acquisition of Clinitec in May 1996.

(3)	Net income (loss) per share reflects primary income (loss) per share for all periods indicated.  Primary and fully diluted net income
(loss) per share were the same for all periods except for the year ended March 31, 1994, for which fully diluted net income per share was $0.20.

(4)	In March 1996, the Company completed a secondary public offering of one million shares of Common Stock resulting in net cash proceeds of $20.2 million.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
         -----------------------------------------------------------

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of the Company's product development plans and business strategies and market factors influencing the Company's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals and interested persons are urged to review the risks described in "Item 1. Business. Risk Factors." and in "Management's Discussion and Analysis of Financial Condition and Results of Operation" set forth below, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

GENERAL

Since fiscal 1995, approximately one-half of the Company's revenues have been derived from sales of computer systems, upgrades and supplies, with the balance derived from systems maintenance agreements and other support services. On sales of its systems, upgrades and supplies, the Company generally recognizes its contract revenues upon shipment of its systems and products so long as the estimated costs to complete the systems are insignificant. If such estimates to complete are significant, revenues are recognized on a percentage of completion basis. Maintenance revenues are recognized ratably over the life of the related agreements.

In the last several years, the majority of the Company's clients have elected to purchase the Company's maintenance and support services. Revenues from systems maintenance are typically recognized ratably over the life of the contract. In recent years, the Company's maintenance revenues have been increasing and the Company anticipates that these revenues will continue to increase if systems sales increase. However, there can be no assurance that future purchasers of the Company's systems will also purchase the Company's maintenance services. Furthermore, if new systems sales do not materialize, maintenance service revenues can be expected to decrease over time due to failure to capture new maintenance revenues therefrom and to attrition of existing maintenance revenues associated with the Company's existing clients whose systems become obsolete or are replaced by competitors' products.

In the recent past, the Company's systems sales have been impacted by a number of factors which have had the effect of reducing systems sales revenues and systems upgrade revenues while at the same time increasing the potential relative profitability in percentage terms of these sales. For example, the costs of the hardware components used in the Company's systems have declined while the performance and capacity of such components have continually increased. Consistent with the marketplace, the Company has adjusted its systems pricing to its clients to reflect these decreased hardware costs. Furthermore, the Company increasingly encounters prospective clients that already own, or desire to acquire from third parties, significant quantities of hardware which may be utilized with the Company's software. In such instances, the revenues generated from such clients are lower than they otherwise would be. As a result of these market changes, the Company has increasingly experienced a number of new systems sales comprised of greater revenues as a percentage of the total system sale from the software user licenses and services components with reduced or no revenues from hardware components, and such systems sales generally yield higher margins than those systems sales that also include significant hardware components. There can be no assurance that these trends will continue.

With the recent increase in the capacity of the hardware components which the Company markets, the Company has experienced a significant market for the sale of additional software user licenses to its existing clients because such clients can often add more software user capacity to their systems with minimal or no change to their current central processing unit. Such clients frequently also purchase hardware peripherals from the Company for use with the newly purchased software user licenses. However, there can be no assurance that these trends will continue and the Company's existing client base represents a finite market that will not generate new sales indefinitely. This trend may also negatively impact the Company's sales of hardware upgrades in the future. Ultimately, the Company's growth depends on new client sales.

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

The sales cycle for the Company's systems typically ranges from three to 12 months from initial contact to contract execution/shipment. The installation cycle is typically two to four months from contract execution/shipment to completion of installation. The Company's products are generally shipped as orders are received and accordingly, the Company has historically operated with minimal backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Furthermore, the Company's systems can be relatively large and expensive, and individual systems sales can represent a significant portion of the Company's revenues for a quarter such that the loss of even one such sale can have a significant adverse impact on the Company's quarterly profitability. Clients often defer systems purchases until the Company's quarter end, so quarterly results generally cannot be predicted and frequently are not known until the quarter has concluded. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter. Thus, the Company believes that interim period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized and generally are amortized over three years.

In April 1995, the Company entered into a strategic relationship with Clinitec, a developer of electronic medical records software systems. In May 1995, in connection with this relationship, the Company acquired a 25% ownership interest in Clinitec for $1.0 million in cash. On May 17, 1996, the Company acquired the remaining 75% of Clinitec for approximately $4.9 million in cash plus 309,846 shares of QSI Common Stock and is operating Clinitec as a wholly-owned subsidiary. For purposes of the May 1996 acquisition, the QSI Common Stock was valued at approximately $6.9 million, or $22.25 per share. For accounting purposes, the acquisition was treated as a purchase transaction. In connection with this treatment, the Company incurred an $8.3 million charge for purchased in-process research and development during the quarter ended June 30, 1996.

Clinitec was formed in January 1994 to develop and market electronic medical records software systems. The Clinitec software products are complementary to the Company's existing medical and dental practice management product solutions. Clinitec's software products have been developed using a graphical user interface client/server platform utilizing desktop, laptop or pen-based PC configurations for compatibility with the UNIX, Microsoft Windows, Windows NT and Windows 95 operating systems together with a relational database enabling flexibility in screen customization, reporting and logic flow.

Clinitec was not operating profitably prior to the acquisition and the absorption of Clinitec's operating costs since the acquisition has adversely affected the Company's profitability. The Company anticipates that increased sales of Clinitec's products, together with operational synergies, will ultimately contribute to greater profitability. However,

Clinitec's proprietary software products are relatively new and Clinitec has sold only a limited quantity of these products to date. There can be no assurance that Clinitec's products will achieve broad market acceptance. If Clinitec's products are not successful, the Clinitec operation will continue to impair the Company's profitability.

In May 1997, the Company purchased substantially all of the assets of MicroMed, a developer and marketer of proprietary medical practice management systems, for up to $10.8 million. The purchase price consists of an initial cash payment of $4.8 million paid upon the May 1997 closing of the transaction with an additional payment of up to $6.0 million due no later than June 29, 1998. The additional payment will be determined using a formula based primarily upon Revenues and Pre-Tax Operating Income, as each is defined in the related Asset Purchase Agreement, for the twelve month period ending March 31, 1998. Up to 15% of the additional payment, if any, is payable in the Company's Common Stock at the sole election of the Company with the balance of any such payment payable in cash. The acquisition will be treated as a purchase for accounting purposes. In connection with this treatment, the Company expects to allocate a significant portion of the purchase price paid at the closing of the transaction to purchased in-process research and development during the quarter ending June 30, 1997.

MicroMed offers software applications that are complementary to NextGen and expands the Company's practice management system product line which historically has primarily been character-based software solutions. MicroMed's software product has been developed using a GUI client/server platform for compatibility with Windows 95 and Windows NT operating systems, and a relational database that is ANSI SQL-compliant.

MicroMed was formed in 1993 and immediately prior to the acquisition, MicroMed was not operating profitably. The Company anticipates that increased sales of MicroMed's products, together with operational synergies, will ultimately contribute to greater profitability. However, MicroMed's proprietary software products are new and MicroMed has sold only a limited quantity to date. There can be no assurance that Micromed's products will achieve broad market acceptance. If MicroMed's products are not successful, the MicroMed operation will impair the Company's profitability.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes thereto included elsewhere herein. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's consolidated statements of operations. The consolidated statements of operations include the operations of Clinitec from May 17, 1996 (the date of its acquisition) through March 31, 1997.

                                          Year Ended March 31,
                                         ----------------------
                                          1997     1996    1995
                                         ------   ------  ------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies                 58.7%    57.5%   47.1%
  Maintenance and other services          41.3     42.5    52.9
                                         ------   ------  ------
                                         100.0    100.0   100.0
Cost of Products and Services             50.1     47.4    50.3
                                         ------   ------  ------
Gross Profit                              49.9     52.6    49.7

Selling, General and
  Administrative Expenses                 38.5     23.3    29.3
Research and Development Costs             9.8      9.4    12.2
Purchased In-Process
  Research and Development                41.2       -       -
                                         ------  ------  ------
Income (Loss) from Operations            (39.6)    19.9     8.2
Investment Income                          6.5      3.2     3.6
Equity in Loss of Clinitec
  International, Inc.                     (0.1)    (0.3)     -
                                         ------   ------  ------
Income (Loss) before Provision
  for Income Taxes                       (33.2)    22.8    11.8
Provision for Income Taxes                 3.9      9.1     3.8
                                         ------   ------  ------
Net Income (Loss)                        (37.1%)   13.7%    8.0%
                                         ======   ======  ======


FOR THE YEARS ENDED MARCH 31, 1997 AND 1996.

After recognizing an $8.3 million charge for purchased in-process research and development in connection with the Clinitec acquisition, the Company incurred a net loss of $(7.5) million, or $(1.26) per share on 5,937,000 weighted average shares outstanding, for the year ended March 31, 1997 as compared to net income of $2.3 million, or $0.48 per share on 4,788,000 weighted average shares outstanding, for the year ended March 31, 1996.

Net Revenues. Net revenues for the year ended March 31, 1997 increased 20.3% to $20.1 million from $16.7 million for the year ended March 31, 1996. Sales of computer systems, upgrades and supplies for the year ended March 31, 1997 increased 22.7% to $11.8 million from $9.6 million for the year ended March 31, 1996 after the consolidation of Clinitec's net revenues in fiscal 1997. Without the inclusion of Clinitec's revenues, the Company's sales of computer systems, upgrades and supplies declined 23.2% in fiscal 1997 as compared to fiscal 1996. Net revenues from maintenance and other services during the year ended March 31, 1997 grew 17.0% to $8.3 million from $7.1 million for the year ended March 31, 1996 resulting primarily from an increase in revenues from the Company's larger client base for recurring maintenance and other services together with the consolidation of Clinitec's revenues in fiscal 1997.

Cost of Products and Services. Cost of products and services for the year ended March 31, 1997 increased 27.2% to $10.1 million from $7.9 million for the year ended March 31, 1996 while costs of products and services as a percentage of net revenues increased to 50.1% from 47.4% during the comparable periods. The increase in costs of products and services in both amount and as a percentage of net revenues during the year ended March 31, 1997 as compared to the year ended March 31, 1996 resulted primarily from increased customer service, support, and training personnel for QSI during fiscal 1997 plus the addition of such costs for Clinitec's personnel. The increase in the amount of costs of products and services also resulted from the higher net revenues attained in fiscal 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 1997 increased 98.5% to $7.7 million from $3.9 million for the year ended March 31, 1996 representing 38.5% and 23.3% of net revenues, respectively. The increase in selling, general and administrative expenses in both amount and as a percentage of net revenues is primarily the result of the consolidation of Clinitec's selling, general and administrative expenses during fiscal 1997 and amortization expense related to certain intangible assets acquired in connection with the Clinitec acquisition during fiscal 1997 as well as higher selling, general and administrative expenses resulting from an increase in QSI's selling efforts, including sales personnel, and administrative infrastructure. The increase in selling, general and administrative expenses as a percentage of net revenues between the comparable periods also resulted from the differing cost structure of Clinitec as compared to QSI's cost structure prior to the acquisition as well as QSI's decrease in revenues before the inclusion of the Clinitec revenues.

Research and Development Costs. Research and development costs for the year ended March 31, 1997 increased 26.2% to $2.0 million from $1.6 million for the year ended March 31, 1996 primarily due to the consolidation of Clinitec's research and development costs during fiscal 1997. Research and development costs as a percentage of net revenues remained relatively unchanged at 9.8% and 9.4%, respectively.

Purchased In-Process Research and Development. In connection with the acquisition of Clinitec in May 1996, Clinitec's in-process research and development for which technological feasibility had not been established was valued at $8.3 million. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs must be expensed until technological feasibility has been established. Accordingly, the value of the purchased in-process research and development was expensed during the year ended March 31, 1997. There were no comparable transactions during the year ended March 31, 1996.

Investment Income and Equity in Loss of Clinitec International, Inc. Investment income for the year ended March 31, 1997 increased 146.9% to $1.3 million from $533,000 for the year ended March 31, 1996 primarily as a result of an increase in funds available for investment during fiscal 1997 arising from the Company's $20.2 million secondary public offering completed in March 1996. The Company acquired a 25% ownership interest in Clinitec in May 1995 which the Company increased to 100% in May 1996. During the period that the Company owned 25% of Clinitec, its investment was accounted for under the equity method of accounting whereby the Company recorded its proportionate share of Clinitec's losses as equity in loss of Clinitec. Commencing in May 1996 when the Company acquired the remaining 75% of Clinitec, the Company consolidated Clinitec's results with those of its own operations. Accordingly, the equity in loss of Clinitec of $(51,000) for the year ended March 31, 1996 reflects the Company's proportionate share of Clinitec's net loss from the date the Company acquired its 25% ownership interest in Clinitec in May 1995 through March 31, 1996. Correspondingly, the equity in loss of Clinitec of $(31,000) for the year ended March 31, 1997 reflects the Company's proportionate share of Clinitec's net loss from April 1, 1996 until the Company began consolidating Clinitec's results in May 1996 when the Company acquired the remaining 75% ownership interest in Clinitec.

Provision for Income Taxes. The provision for income taxes for the year ended March 31, 1997 was $784,000 and differs from the combined Federal and state statutory rates primarily due to the non-deductible charge for purchased in-process research and development as well as non-deductible amortization of certain intangibles acquired in the Clinitec purchase. The provision for income taxes for the year ended March 31, 1996 was $1.5 million, yielding a combined Federal and state effective rate of 40.0% which approximates the Company's combined statutory rates for that period.

FOR THE YEARS ENDED MARCH 31, 1996 AND 1995.

Net income for the year ended March 31, 1996 increased 138.4% to $2.3 million from $1.0 million for the year ended March 31, 1995. Similarly, net income per share on a fully diluted basis increased to $0.48 from $0.21 based on weighted average shares outstanding of 4,788,000 and 4,606,000, respectively.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 1996 increased 10.2% to $3.9 million from $3.5 million for the year ended March 31, 1995 as a result of increases in selling efforts and sales personnel. However, because net revenues grew more rapidly between fiscal 1996 and fiscal 1995 as compared to the growth in selling, general and administrative expenses during the comparable period, selling, general and administrative expenses as a percentage of net revenues declined to 23.3% in fiscal 1996 as compared to 29.3% in fiscal 1995.

Research and Development Costs. Research and development costs for the year ended March 31, 1996 increased 6.8% to $1.6 million from $1.5 million for the year ended March 31, 1995. Total research and development costs and capitalized software costs for the year ended March 31, 1996 increased 17.6% to $1.9 million from $1.7 million for the year ended March 31, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $520,000, $2.7 million and $1.2 million for the years ended March 31, 1997, 1996 and 1995, respectively. Net cash provided by operations for the year ended March 31, 1997 consisted primarily of the Company's net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $8.3 million charge for purchased in-process research and development incurred in connection with the acquisition of Clinitec, offset by an increase in accounts receivable. The increase in accounts receivable during fiscal 1997 results primarily from increased sales and the timing of sales in fiscal 1997. Net cash provided by operations for the year ended March 31, 1996 consisted principally of net income before depreciation and amortization and an increase in accounts payable offset by an increase in accounts receivable. The increase in accounts receivable during fiscal 1996 results primarily from increased sales and the timing of sales in fiscal 1996. Net cash provided by operations for the year ended March 31, 1995 consisted principally of net income before depreciation and amortization.

Net cash provided by (used in) investing activities was $(6.6) million, $(1.3) million and $3.6 million for the years ended March 31, 1997, 1996 and 1995, respectively. Net cash used in investing activities for the years ended March 31, 1996 and 1997 was principally impacted by QSI's purchase of a 25% ownership interest in Clinitec for $1.0 million in cash during fiscal 1996 and QSI's purchase of the remaining 75% ownership interest during fiscal 1997 for $4.9 million in cash and 309,846 shares of Common Stock. Net cash provided by (used in) investing activities for all three years also consists of changes in short-term investments as well as additions to equipment and improvements and capitalized software.

Net cash provided by financing activities was $61,000, $20.4 million and $151,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Net cash provided by financing activities for the year ended March 31, 1996 consists of $20.2 million of net proceeds from the Company's March 1996 secondary public offering of one million shares of the Company's Common Stock and $182,000 of proceeds from the exercise of employee stock options during the year. Net cash provided by financing activities for the years ended March 31, 1997 and 1995 consists of the proceeds from the exercise of employee stock options.

At March 31, 1997, the Company had cash and cash equivalents of $21.9 million and short-term investments of $883,000. Short-term investments include a $642,000 investment in a fund which trades in special situation securities. There can be no assurance that the markets for these securities will not change, causing a loss of principal.

In March 1996, QSI raised $20.2 million to be used for general corporate purposes, including the financing of product sales growth, development of new products, working capital requirements, an increase in its ownership interest in Clinitec (which was completed in May 1996), and the possible acquisitions of complementary businesses and technologies.

The Company continues to evaluate potential investment opportunities and in May 1997 acquired substantially all of the assets of MicroMed (see "Item 1. Business. MicroMed.") for an initial cash payment of $4.8 million with an additional payment of up to $6.0 million due on or before June 29, 1998.

Except for the acquisition of MicroMed and the Company's intention to expend funds on capitalized software in connection with complementary products to its existing product line, alternative versions of certain of its products for the client/server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 1998 will be comparable to fiscal 1997.

The Company believes that its cash and cash equivalents and short-term investments on hand at March 31, 1997, together with the cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        --------------------------------------------

The Financial Statements of the Company identified in the Index to Financial Statements appearing under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of this report are incorporated by reference to Item 14.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        ----------------------------------------------------------

    None.

                           PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ---------------------------------------------------


Except for information concerning the Company's executive officers which is included under the caption "Executive Officers of the Registrant" following
Part I, Item 4 of this report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement scheduled to be filed with the Commission on or before July 29, 1997 for the Company's 1997 annual shareholders' meeting.

Item 11.  EXECUTIVE COMPENSATION.
          -----------------------

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Commission on or before July 29, 1997 for the Company's 1997 annual shareholders' meeting.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.
          ---------------------------------------------------

The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Commission on or before July 29, 1997 for the Company's 1997 annual shareholders' meeting.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Commission on or before July 29, 1997 for the Company's 1997 annual shareholders' meeting.

                         PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.                                    Page
           --------------------------------------------           ------

          (a) Documents filed as part of this report.

          (1) Index to Financial Statements

              Independent Auditors' Report                          F-1

              Consolidated Balance Sheets at March 31, 1997
               and 1996                                             F-2

              Consolidated Statements of Operations for
               the Years Ended March 31, 1997, 1996 and 1995        F-3

              Consolidated Statements of Shareholders'
               Equity for the Years Ended March 31, 1997,
               1996 and 1995                                        F-4

              Consolidated Statements of Cash Flows for
               the Years Ended March 31, 1997, 1996 and 1995        F-6

              Notes to Financial Statements                         F-8

          (2) Financial Statement Schedule.

              Schedule II - Valuation and Qualifying Accounts      F-24

          (3) Exhibits.

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

                           INDEX TO EXHIBITS
                             (Continued)                         Sequential
                                                                       Page
       Exhibit                                                          No.
       -------                                                   ----------

        3.2.2 Text of Sections 2 and 3 of Article II of the Bylaws of the Registrant is hereby incorporated by reference to Exhibit 3.2.2 to the Registrant's Quarterly report on Form 10-QSB for the period ended
               December 31, 1996, file No. 0-13801.

        10.2* 1989 Incentive Stock Option Plan is hereby incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
               Form S-8, File No. 33-31949.

      10.2.1* Form of Incentive Stock Option Agreement is hereby incorporated by reference to
               Exhibit 10.2 to the Registrant's Registration
               Statement on Form S-1, File No. 333-00161.

      10.2.2* Form of Non-Qualified Stock Option Agreement is hereby incorporated by reference to
               Exhibit 10.3 to the Registrant's Registration
               Statement on Form S-1, File No. 333-00161.

        10.3* Form of Incentive Stock Option Agreement is hereby incorporated by reference to
               Exhibit 10.2 to the Company's Registration
               Statement on Form S-1, File No. 2-80056.

        10.4* 1993 Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1994,
               File No. 0-13801.

      10.4.2*  Profit Sharing and Retirement Plan, as
               amended, is hereby incorporated by reference to Exhibit 10.4.2 to the Registrant's Annual
               Report on Form 10-KSB for the year ended
               March 31, 1994, File No. 0-13801.

      10.4.3*  Profit Sharing and Retirement Plan, as
               amended, amendments No. 2 and 3, are hereby incorporated by reference to Exhibit 10.4.3 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996,
               File No. 0-13801.

         10.5 Lease Agreement dated March 11, 1993 between the Registrant and Craig Development
               Corporation, is hereby incorporated by
               reference to Exhibit 10.35 to the
               Registrant's Annual Report on Form 10-K
               for the year ended March 31, 1993
               File No. 0-13801.

                            INDEX TO EXHIBITS
                                (Continued)                     Sequential
                                                                      Page
       Exhibit                                                          No.
       -------                                                   ----------

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

                              INDEX TO EXHIBITS
                                  (Continued)                    Sequential
                                                                       Page
       Exhibit                                                          No.
       -------                                                   ----------

        10.12  Shareholder Rights Agreement, dated as of
               November 25, 1996, by and between Quality
               Systems, Inc. and U.S. Stock Transfer Corp.
               is hereby incorporated by reference to the Exhibit to the Registrant's registration statement on Form 8-A, file No. 001-12537.

        10.13 Asset Purchase Agreement, dated May 5, 1997, by and among MicroMed Healthcare Information Systems, Inc., MHIS Acquisition Corp., Quality Systems, Inc., and certain shareholders of MicroMed Healthcare Information Systems, Inc. is hereby incorporated by reference to
               Exhibit 2 of Registrant's Current Report on
               Form 8-K, dated May 15, 1997 and filed
               May 29, 1997, File No. 0-13801.

           21  List of Subsidiaries.                                 74

         23.1  Independent Auditor's Consent - Deloitte &
               Touche LLP.                                           76

         27.1  Financial Data Schedule, is filed herewith.



        * This exhibit is a management contract or a compensatory plan or arrangement.

          (b) Reports on Form 8-K:

          On March 11, 1997, the Registrant filed a Current Report on Form 8-K dated February 12, 1997 disclosing the authorization by Registrant's Board of Directors for management to repurchase on the open market up to ten percent of the outstanding shares of the Registrant's Common Stock at various times through February 12, 1998, subject to applicable laws and regulations. The timing and amount of any repurchase is at the discretion of the Registrant's management based upon its view of prevailing economic and market conditions. The Registrant's management could, in the exercise of its judgment, decide not to effect any repurchases, or to repurchase fewer shares than authorized, whether as a result of market factors or because of applicable laws and regulations. No financial statements were filed in connection with the Current Report on Form 8-K dated February 12, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     QUALITY SYSTEMS, INC.
By:   /s/SHELDON RAZIN            Date: June 11, 1997
   -----------------------------       ---------------------------
         SHELDON RAZIN
     Chairman of the Board of
     Directors and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                   Title                  Date
        ---------                   -----                  ----
   /s/SHELDON RAZIN         Chairman of the Board of
--------------------------  Directors and President    June 11, 1997
      SHELDON RAZIN         (Principal Executive
                             Officer)

   /s/JANET RAZIN
--------------------------  Vice President,            June 11, 1997
      JANET RAZIN           Secretary and Director

   /s/ROBERT MCGRAW
--------------------------  Vice President,            June 11, 1997
      ROBERT MCGRAW         Chief Financial Officer
                            (Principal Financial
                             and Accounting Officer)

   /s/JOHN BOWERS, M.D.
--------------------------  Director                   June 11, 1997
      JOHN BOWERS, M.D.

   /s/WILLIAM BOWERS
--------------------------  Director                   June 11, 1997
      WILLIAM BOWERS

   /s/GEORGE BRISTOL
--------------------------  Director                   June 11, 1997
      GEORGE BRISTOL

   /s/PATRICK CLINE
--------------------------  Director                   June 11, 1997
      PATRICK CLINE

   /s/GRAEME FREHNER
--------------------------  Director                   June 11, 1997
      GRAEME FREHNER

   /s/GORDON SETRAN
--------------------------  Director                   June 11, 1997
      GORDON SETRAN


<AUDIT-REPORT>

                 INDEPENDENT AUDITORS' REPORT
                 ----------------------------



Board of Directors and Shareholders
   Quality Systems, Inc.


We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. and subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index of Item 14.(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quality Systems, Inc. and subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP
Costa Mesa, California
June 11, 1997

</AUDIT-REPORT>

                         QUALITY SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                      March 31,
                                               ------------------------
                                ASSETS             1997         1996
                                               -----------  -----------
Current Assets:
 Cash and cash equivalents                     $21,852,000  $27,872,000
 Short-term investments                            883,000    1,072,000
 Accounts receivable, less allowance
   for doubtful accounts of $297,000
   and $126,000, respectively                    6,574,000    4,751,000
 Inventories                                     1,071,000      853,000
 Other current assets                              628,000      135,000
                                               -----------  -----------
     Total current assets                       31,008,000   34,683,000
Equipment and Improvements, net                  1,391,000      572,000
Capitalized Software Costs, net                  1,041,000      599,000
Investment in Clinitec International, Inc.            -         976,000
Excess of Cost Over Net Assets of Acquired
  Business, net of accumulated amortization
  of $274,000 and $ - , respectively             2,868,000         -
Other Assets                                     1,558,000      442,000
                                               -----------  -----------
     Total assets                              $37,866,000  $37,272,000
                                               ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                              $ 1,345,000  $ 1,706,000
 Deferred service revenue                        1,493,000    1,031,000
 Estimated costs to complete
   system installations                            565,000      402,000
 Other current liabilities                       1,992,000    1,348,000
                                               -----------  -----------
     Total current liabilities                   5,395,000    4,487,000
Deferred Tax Liability                             201,000       84,000
                                               -----------  -----------
     Total liabilities                           5,596,000    4,571,000
                                               -----------  -----------
Commitments and Contingencies

Shareholders' Equity:
 Common stock, $0.01 par value,
  20,000,000 shares authorized, 5,997,462
  and 5,653,491 shares issued and
  outstanding, respectively                         60,000       56,000
 Additional paid-in capital                     34,144,000   27,148,000
 Unrealized loss on available-for-sale
   securities                                         -         (44,000)
 Retained earnings (accumulated deficit)        (1,934,000)   5,541,000
                                               -----------  -----------
     Total shareholders' equity                 32,270,000   32,701,000
                                               -----------  -----------
     Total liabilities and
      shareholders' equity                     $37,866,000  $37,272,000
                                               ===========  ===========

See notes to consolidated financial statements.
                              F-2

                       QUALITY SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                          Years Ended March 31,
                                   -----------------------------------
                                       1997        1996        1995
                                   ----------- ----------- -----------
Net Revenues:
 Sales of computer systems,
   upgrades and supplies           $11,809,000 $  9,623,000 $ 5,681,000
 Maintenance and other services      8,318,000    7,109,000   6,368,000
                                   ----------- ------------ ----------
                                    20,127,000   16,732,000  12,049,000

Cost of Products and Services       10,089,000    7,929,000   6,060,000
                                   ----------- ------------ -----------
Gross Profit                        10,038,000    8,803,000   5,989,000

Selling, General and
  Administrative Expenses            7,736,000    3,897,000   3,536,000
Research and Development Costs       1,978,000    1,567,000   1,467,000
Purchased In-Process
  Research and Development           8,300,000         -           -
                                   ----------- ------------ -----------
Income (Loss) from Operations       (7,976,000)   3,339,000     986,000

Investment Income                    1,316,000      533,000     429,000
Equity in Loss of Clinitec
  International, Inc.                  (31,000)     (51,000)       -
                                   ----------- ------------ -----------
Income (Loss) before Provision
  for Income Taxes                  (6,691,000)   3,821,000   1,415,000
Provision for Income Taxes             784,000    1,528,000     453,000
                                   ----------- ------------ -----------
Net Income (Loss)                  $(7,475,000)$  2,293,000 $   962,000
                                   =========== ============ ===========


Net Income (Loss) per Share           $(1.26)      $0.48       $0.21
                                      ======       =====       =====

     See notes to consolidated financial statements.

                         QUALITY SYSTEMS, INC.

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Unrealized
                      Common                     Loss on     Retained
                   Shares Issued    Additional  Available-   Earnings
                 ------------------   Paid-in    for-Sale (Accumulated)
                    Number  Amount    Capital   Securities   Deficit)
                 ---------- ------- ----------- ---------- -----------
Balance at
 April 1, 1994   4,445,116  $44,000 $ 5,789,000 $ (79,000) $ 2,286,000

 Exercise of
  stock options     90,750    1,000     150,000      -            -

 Tax benefit
  resulting from
  stock options       -        -         39,000      -            -

 Unrealized loss,
  net of $3,000
  tax benefit         -        -           -       (4,000)        -

 Net income           -        -           -         -         962,000
                 ---------- ------- ---------- ----------- -----------
Balance at
 March 31, 1995  4,535,866   45,000   5,978,000   (83,000)   3,248,000

 Sale of stock
  in secondary
  offering       1,000,000   10,000  20,244,000      -            -

 Exercise of
  stock options    117,625    1,000     181,000      -            -

 Tax benefit
  resulting from
  stock options       -        -        745,000      -            -

 Unrealized gain,
  net of $29,000
  tax provision       -        -           -       39,000         -

 Net income           -        -           -         -       2,293,000
                 ---------  ------- ----------- ---------- -----------
Balance at
 March 31, 1996  5,653,491   56,000  27,148,000   (44,000)   5,541,000


         See notes to consolidated financial statements.


QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)


                                               Unrealized
                       Common                   Loss on     Retained
                   Shares  Issued   Additional Available-   Earnings
                  ----------------    Paid-in   for-Sale  (Accumulated)
                   Number   Amount    Capital  Securities   Deficit)
                  --------  ------  ---------- ---------- -------------

 Shares issued
  in acquisition
  of Clinitec
  International,
  Inc.              309,846   3,000   6,891,000     -            -

 Exercise of
  stock options      34,125   1,000      60,000     -            -

 Tax benefit
  resulting
  from stock
  options              -       -         45,000     -            -

 Disposition
  of available
  for-sale
  securities,
  net of
  $34,000 tax
  provision            -       -           -      44,000         -

 Net loss              -       -           -        -      (7,475,000)
                  --------- ------- ----------- --------- -------------
Balance at
 March 31, 1997   5,997,462 $60,000 $34,144,000 $   -     $(1,934,000)
                  ========= ======= =========== ========= =============

     See notes to consolidated financial statements.

                        QUALITY SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years Ended March 31,
                                   -----------------------------------
                                       1997       1996         1995
                                   ----------- -----------  ----------
Cash Flows from Operating
    Activities:
  Net income (loss)                $(7,475,000) $2,293,000  $  962,000
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
    Purchased in-process research
      and development                8,300,000        -           -
    Depreciation and amortization    1,139,000     496,000     418,000
    Gain on sale of short-term
      investments and
      fixed assets                     (85,000)    (88,000)   (233,000)
    Equity in loss of Clinitec
      International, Inc.               31,000      51,000        -
    Deferred income taxes              102,000     180,000     (62,000)
    Changes, net of amounts
     acquired, in:
      Accounts receivable           (1,594,000) (1,754,000)   (267,000)
      Inventories                     (202,000)    (70,000)    112,000
      Other current assets            (208,000)     19,000      13,000
      Accounts payable                (613,000)  1,109,000    (252,000)
      Deferred service revenue         401,000      79,000      76,000
      Estimated costs to complete
        system installations           123,000     185,000    (130,000)
      Income taxes payable, and
        taxes related to equity
        accounts                       291,000     163,000     515,000
      Other current liabilities        310,000      25,000      66,000
                                    ----------  ----------  ----------
Net Cash Provided By
    Operating Activities               520,000   2,688,000   1,218,000
                                    ----------  ----------  ----------
Cash Flows from
    Investing Activities:
  Proceeds from sales of
    short-term investments            402,000    1,426,000  12,725,000
  Purchases of short-term
    investments                       (50,000)  (1,114,000) (8,758,000)
  Additions to equipment and
    improvements, net                (855,000)    (240,000)   (162,000)
  Additions to capitalized
    software costs                   (850,000)    (382,000)   (191,000)
  Purchase of ownership interests
    in Clinitec International, Inc.(4,946,000)  (1,027,000)       -


See notes to consolidated financial statements.


QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                          Years Ended March 31,
                                  ------------------------------------
                                       1997       1996         1995
                                  -----------  -----------  ----------
  Change in other assets             (302,000)        -          9,000
                                  -----------  -----------  ----------
Net Cash Provided By (Used In)
    Investing Activities           (6,601,000)  (1,337,000)  3,623,000
                                  -----------  -----------  ----------
Cash Flows from Financing
    Activities:
  Proceeds from exercise of
    stock options                      61,000      182,000     151,000
  Proceeds from issuance
    of common stock, net                 -      20,254,000        -
                                  -----------  -----------  -----------
Net Cash Provided By
    Financing Activities               61,000   20,436,000     151,000
                                  -----------  -----------  ----------
Net Increase (Decrease) in Cash
    and Cash Equivalents           (6,020,000)  21,787,000   4,992,000
Cash and Cash Equivalents,
    beginning of year              27,872,000    6,085,000   1,093,000
                                  -----------  -----------  ----------
Cash and Cash Equivalents, end
    of year                       $21,852,000  $27,872,000  $6,085,000
                                  ===========  ===========  ==========



Supplemental Information - During fiscal 1997, 1996 and 1995 the
Company made income tax payments of $431,000, $1,146,000 and $10,000, respectively.

Detail of business acquired in
    purchase transaction:

 In-Process Research
    and Development                $8,300,000
 Fair Value of Assets Acquired
   (net of previous investment)     3,999,000
 Liabilities Assumed                 (459,000)
 Common Stock Issued in the
   Acquisition                     (6,894,000)
                                   ----------
 Cash Paid for the Acquisition,
    net of cash acquired           $4,946,000
                                   ==========


See notes to consolidated financial statements.

                     QUALITY SYSTEMS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - DESCRIPTION OF BUSINESS

Quality Systems, Inc. ("QSI") and its wholly-owned subsidiary, Clinitec International, Inc. ("Clinitec"), (collectively the "Company") develop and market proprietary computer information systems for medical and dental group practices, dental schools, physician hospital organizations, management service organizations, health maintenance organizations and community health centers. The Company's proprietary software systems include summary medical records and general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, electronic medical records, word processing and accounting. In addition to providing fully integrated solutions, the Company provides its clients with comprehensive hardware and software maintenance and support services, system training services and electronic claims submission services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - QSI acquired a 100% ownership interest in Clinitec on May 17, 1996 (see Note 11). Accordingly, the accompanying consolidated financial statements include all of the accounts of QSI for the periods presented and the accounts of Clinitec for the period commencing May 17, 1996 through March 31, 1997. All significant intercompany amounts have been eliminated.

Revenue Recognition - Licenses and sales of computer systems and system upgrades revenues are recognized at the time the basic software and hardware is shipped, if the estimated costs to complete the system are not considered significant, in accordance with Statement of Position 91-1, "Software Revenue Recognition." Estimated costs to complete the systems are normally insignificant and are charged to expense in the period in which the sales are recognized. These costs typically include labor and travel costs associated with training, installation and data conversion services. If estimated costs to complete a system are significant, revenue is recognized on a percentage of completion basis.

Maintenance revenue is recognized ratably over the life of the contract. Advance maintenance revenue billings are included in deferred service revenue.

Cash Equivalents - The Company considers all highly liquid interest earning deposits purchased with an original maturity of three months or less to be cash equivalents.

                       QUALITY SYSTEMS, INC.

Short-term Investments - The Company classifies its short-term investments into one of the following categories:

Held to maturity - Debt securities for which the Company has the intent and the ability to hold to maturity.

Trading - Debt securities that do not meet the "intent-to-hold" criteria and equity securities, both of which are bought and held principally for the purpose of being sold in the near term.

Available-for-sale - Debt securities that do not meet the "intent-to-hold" criteria and which are not classified as trading securities, as well as all equity securities not otherwise classified as trading securities.

Held to maturity securities are carried in the balance sheet at cost (unless there are declines in the values of individual securities that are not due to temporary declines), and realized gains and losses are recorded in the statement of operations in the period that they are earned or incurred. Trading securities are carried in the balance sheet at fair market value and unrealized gains and losses are recorded in the statement of operations. Available-for-sale securities are carried in the balance sheet at fair market value; realized gains and losses are recorded in the statement of operations when they are earned or incurred, and unrealized gains and losses, net of tax effect, are recognized as a component of shareholders' equity.

Realized gains and losses from investment transactions are determined on a first-in, first-out basis.

Accounts Receivable - A majority of the Company's system sales are financed by third-party sources while the Company provides credit for most maintenance contract sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses which reserves have been within management's expectations.

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

                        QUALITY SYSTEMS, INC.

Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are generally amortized over the lesser of three years or the economic life of the related product. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Excess of Cost Over Net Assets of Acquired Business and Intangible Assets - Excess of costs over net assets of acquired business and intangible assets are being amortized using the straight-line method over ten years and five years, respectively. The Company performs an annual review of the recoverability of such unamortized amounts. At the time a determination is made that any portion of such unamortized amounts are not recoverable based on the estimated cash flows to be generated from such assets, the excess amount is written off.

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

Earnings per Share - The net loss per share for the year ended March 31, 1997 was computed using the weighted average number of shares outstanding during the year of 5,937,000 and any common share equivalents were excluded because their impact would be anti-dilutive. The difference between primary and fully diluted net income per share for each of the years ended March 31, 1996 and 1995 was not significant. Net income per share for each of the years ended March 31, 1996 and 1995 was calculated using the weighted average number of common shares and common share equivalents outstanding of 4,788,000 and 4,606,000, respectively. Common share equivalents consist of the effect of stock options calculated using the treasury stock method.

                      QUALITY SYSTEMS, INC.

Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS No. 123"), which was adopted by the Company beginning April 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income (loss) and net income
(loss) per share.

New Accounting Pronouncement - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share (EPS)" ("SFAS No. 128"), which is effective for financial statements for interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which excludes all common share equivalents from the earnings per share computation, and Diluted EPS, as defined therein, which is calculated similar to the Company's primary earnings per share computation. The Company has determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for the periods presented in the accompanying consolidated financial statements.

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

Reclassifications - Certain amounts in the accompanying financial statements have been reclassified to conform with the March 31, 1997 presentation.

NOTE 3 - CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At March 31, 1997 and 1996, the Company had cash equivalents of $21,155,000 and $27,079,000, respectively, invested in a major national brokerage firm's institutional fund that specializes in U.S. government securities and commercial paper with high credit ratings.

                      QUALITY SYSTEMS, INC.

Short-term investments consist of the following components:

                                               March 31,
                                         ----------------------
                                            1997        1996
                                         ----------  ----------
       Trading securities                $  883,000  $  758,000
       Available-for-sale securities           -        314,000
                                         ----------  ----------
                                         $  883,000  $1,072,000
                                         ==========  ==========

Trading securities include an investment of $642,000 and $576,000 as of March 31, 1997 and 1996, respectively, in a fund which trades in special situation securities. The Company bears no off-balance sheet risk on its investments.

The following is a summary of available-for-sale securities:

                                                   March 31,
                                           -----------------------
                                              1997         1996
                                           ----------   ----------
      Aggregate market                     $    -       $  314,000
      Gross unrealized holding losses           -           78,000
                                           ----------   ----------
      Amortized cost basis for debt
          securities issued by foreign
          governments, denominated in
          U.S. dollars                     $    -       $  392,000
                                           ==========   ==========

Investment income for each of the three years ended March 31, 1997 consists of the following:

                                         Years Ended March 31,
                                  ----------------------------------
                                     1997        1996        1995
                                  ----------  ----------  ----------
 Interest income                  $1,240,000  $  433,000  $  196,000
 Net gains (losses) on
   short-term investments --
     Realized                        102,000     (10,000)    151,000
     Unrealized                      (26,000)     90,000      82,000
 Other                                  -         20,000        -
                                  ----------  ----------  ----------
                                  $1,316,000  $  533,000  $  429,000
                                  ==========  ==========  ==========

                      QUALITY SYSTEMS, INC.

NOTE 4 - CAPITALIZED SOFTWARE COSTS

Capitalized software costs at March 31, 1997 and 1996 were net of accumulated amortization of $1,275,000 and $867,000, respectively.

Information related to net capitalized software costs is as follows:

                               Years Ended March 31,
                        ----------------------------------
                            1997        1996        1995
                        ----------   ---------   ---------
Beginning of year       $  599,000   $ 502,000   $ 509,000
Capitalized                850,000     382,000     191,000
Amortization              (408,000)   (285,000)   (198,000)
                        ----------   ---------   ---------
End of year             $1,041,000   $ 599,000   $ 502,000
                        ==========   =========   =========


NOTE 5 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                          March 31,
                                ----------------------------
                                   1997              1996
                                ----------        ----------
INVENTORIES:
 Computer systems
   and components               $  750,000        $  509,000
 Replacement parts for
   certain client systems, net
   of accumulated amortization
   of $1,079,000 and $1,015,000,
   respectively                    274,000           295,000
 Miscellaneous parts
   and supplies                     47,000            49,000
                                ----------        ----------
                                $1,071,000        $  853,000
                                ==========        ==========

                      QUALITY SYSTEMS, INC.

EQUIPMENT AND IMPROVEMENTS:

                                          March 31,
                                ----------------------------
                                   1997              1996
                                -------------     ----------
 Computers and electronic
   test equipment               $2,110,000        $1,393,000
 Furniture and fixtures            622,000           330,000
 Vehicles                           72,000            88,000
 Leasehold improvements            120,000           117,000
                                ----------        ----------
                                 2,924,000         1,928,000
 Accumulated depreciation
   and amortization             (1,533,000)       (1,356,000)
                                ----------        ----------
                                $1,391,000        $  572,000
                                ==========        ==========

OTHER ASSETS:

                                           March 31,
                                ----------------------------
                                   1997             1996
                                -------------     ----------
Intangible assets, net of
  accumulated amortization
  of $156,000 and $ - ,
  respectively                  $  734,000        $     -
Other                              824,000           442,000
                                ----------        ----------
                                $1,558,000        $  442,000
                                ==========        ==========

OTHER CURRENT LIABILITIES:

                                          March 31,
                                ----------------------------
                                   1997             1996
                                -------------     ----------
 Accrued payroll and
  related expenses              $  848,000        $  498,000
 Deferred compensation             454,000           370,000
 Deferred tax liability               -               34,000
 Other accrued expenses            690,000           446,000
                                ----------        ----------
                                $1,992,000        $1,348,000
                                ==========        ==========

                                   F-14

                        QUALITY SYSTEMS, INC.

NOTE 6 - INCOME TAXES

     The income tax provision consists of the following components:

                                   Years Ended March 31,
                            -------------------------------------
                               1997         1996         1995
                            -----------  -----------  -----------
Federal-
  Current taxes             $  523,000   $ 1,072,000  $   414,000
  Deferred taxes                81,000       109,000      (36,000)
                            -----------  -----------  -----------
                               604,000     1,181,000      378,000
                            -----------  -----------  -----------
State-
  Current taxes                159,000       305,000      101,000
  Deferred taxes                21,000        42,000      (26,000)
                            -----------  -----------  -----------
                               180,000       347,000       75,000
                            -----------  -----------  -----------
                            $  784,000   $ 1,528,000  $   453,000
                            ===========  ===========  ===========


The income tax provision differs from an amount computed at the Federal statutory rate as follows:

                                         Years Ended March 31,
                               --------------------------------------
                                  1997         1996         1995
                               -----------  -----------  ------------
Federal income tax provision
  at statutory rate (34%)      $(2,275,000) $ 1,299,000  $   481,000
Increases (decreases)
  resulting from:
   Non-deductible purchased
     in-process research and
     development                 2,822,000         -            -
   Non-deductible amortization
     of purchased intangible
     assets                        120,000         -            -
   State income taxes              127,000      234,000      107,000
   Change in
     valuation allowance              -             -        (86,000)
   Other                           (10,000)      (5,000)     (49,000)
                               -----------  -----------  -----------
                               $   784,000  $ 1,528,000  $   453,000
                               ===========  ===========  ===========

The change in valuation allowance in 1995 is related to benefits arising from federal and state net operating loss carryforwards.

                         QUALITY SYSTEMS, INC.

The net deferred tax benefits in the accompanying balance sheets include the following components:

                                               March 31,
                                         ----------------------
                                            1997         1996
                                         ---------    ---------
Deferred tax assets -
   Accounts receivable                   $ 167,000    $  55,000
   Inventories                              62,000       30,000
   Other current assets                       -          46,000
   Accumulated depreciation                  5,000        5,000
   Investment in Clinitec
     International, Inc.                      -          22,000
   Accrued vacation and sick leave         193,000      106,000
   Accrued liability for
     deferred compensation                 195,000      169,000
   State income taxes                       46,000       51,000
   Net operating loss carryforward         201,000         -
                                         ---------    ---------
                                           869,000      484,000
                                         ---------    ---------
Deferred tax liabilities -
   Short-term investments                  (30,000)      (3,000)
   Inventories                             (12,000)     (17,000)
   Accumulated depreciation                (38,000)     (21,000)
   Capitalized software                   (364,000)    (259,000)
   Deferred revenue                       (334,000)    (302,000)
                                         ---------    ---------
                                          (778,000)    (602,000)
                                         ---------    ---------
                                         $  91,000    $(118,000)
                                         =========    =========

The deferred tax assets and liabilities have been shown net in the accompanying balance sheets based on the long-term or short-term nature of the items which give rise to the deferred amount.

At March 31, 1997, Clinitec had net operating loss carryforwards of $502,000 of which $241,000 and $261,000 expire in the fiscal years ending March 31, 2011 and 2012, respectively, for Federal income tax purposes and in the fiscal years ending March 31, 1998 and 2000, respectively, for state income tax purposes.

                        QUALITY SYSTEMS, INC.

NOTE 7 - EMPLOYEE BENEFIT PLANS

QSI has a profit sharing and retirement plan (the "Retirement Plan") for the benefit of substantially all of its employees. The Retirement Plan was amended during the fiscal year ended March 31, 1994 to add 401(k) features. Participating employees may defer up to 15% of their compensation per year. The Company's annual contribution is determined by the Company's Board of Directors and the Retirement Plan may be amended or discontinued at the discretion of the Board of Directors. Contributions of $25,000, $20,000 and $21,000 were made to the Retirement Plan for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

During the fiscal year ended March 31, 1994, the Company initiated a deferred compensation plan (the "Deferral Plan") for the benefit of officers and key employees. Participating employees may defer all or a portion of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees. Each participating employee's deferred compensation and share of Company contributions has been invested in a life insurance policy which has death benefit and mutual fund features. Investment decisions are made by each participating employee from a family of mutual funds. The Company is the owner and beneficiary of the life insurance policies and has an obligation to pay the greater of the death benefit or the net cash surrender value upon each employee's death or termination. The net cash surrender value of the life insurance policies and the related Company obligation for deferred compensation was $454,000 and $370,000 at March 31, 1997 and 1996, respectively. The Company made contributions of $10,000, $11,000 and $10,000 to the Deferral Plan for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

NOTE 8 - EMPLOYEE STOCK OPTION PLANS

1981 Stock Option Plan - Under a shareholder approved incentive stock option plan (the "1981 Plan") for officers and employees, 365,384 shares of common stock were reserved for the issuance of options to purchase shares of common stock at the fair market value at the date of grant. On October 31, 1991, the 1981 incentive stock option plan expired and no additional shares could be granted under the plan. As of March 31, 1995, all outstanding shares under this plan had been exercised.

1989 Stock Option Plan - During fiscal 1990, the Company's shareholders approved a stock option plan (the "1989 Plan") under which 1,000,000 shares of common stock have been reserved for the issuance of options. The 1989 Plan provides that salaried officers, key employees and non-employee directors of the Company or its subsidiaries may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the option grant date.

                        QUALITY SYSTEMS, INC.

Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1989 Plan will terminate on May 30, 1999, unless sooner terminated by the Board. At March 31, 1997, options for 43,000 shares were exercisable and 425,000 shares were available for future grant under the 1989 Plan.

A summary of option transactions under the 1981 Plan and 1989 Plan for the three years ended March 31, 1997 is as follows:

                                                        Weighted
                                                        Average
                                         Number         Exercise
                                        of Shares        Price
                                       -----------     ----------
Outstanding, March 31, 1994              305,500          $ 1.57

Granted                                    5,000            3.75
Exercised                                (90,800)           1.66
Cancelled                                   -                -
                                       -----------

Outstanding, March 31, 1995
  (73,250 exercisable at a weighted
    average price of $1.54)              219,700            1.57

Granted (weighted average
  fair value of $291,000)                 30,000           14.87
Exercised                               (117,600)           1.55
Cancelled                                 (2,000)          26.50
                                       -----------

Outstanding, March 31, 1996
  (21,625 exercisable at a weighted
    average price of $1.57)              130,100            4.28

Granted (weighted average
  fair value of $3,188,000)              279,500           18.80
Exercised                                (34,125)           1.77
Cancelled                               (107,975)          15.59
                                       -----------
Outstanding, March 31, 1997              267,500          $15.20
                                       ===========      ==========


                          QUALITY SYSTEMS, INC.

The outstanding stock options vest ratably over a four-year period commencing from the respective option grant dates. Stock options outstanding at March 31, 1997 are summarized as follows:

Options Outstanding

                                      Weighted
                                       Average
                       Number         Remaining       Weighted
    Range of       Outstanding at    Contractual      Average
Exercise Prices    March 31, 1997    Life (Yrs.)   Exercise Price
---------------    --------------    -----------   --------------
$ 1.38 - $ 4.88        64,500           1.4            $ 1.59
  6.75 -  11.50        77,000           4.8              7.06
 23.50 -  27.50       126,000           4.2             27.15
                   --------------
$ 1.38 - $27.50       267,500           3.7            $15.20
===============    ==============    ===========   ==============


                         Options Exercisable


                Number            Weighted
               Range of       Exercisable at        Average
           Exercise Prices    March 31, 1997     Exercise Price
           ---------------    --------------     --------------
           $ 1.38 - $ 4.88        40,250             $ 1.57
             6.75 -  11.50          -                   -
            23.50 -  27.50         2,750              23.50
                              --------------
           $ 1.38 - $27.50        43,000             $ 2.98
           ===============    ==============      =============

As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No.
25. No compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

                        QUALITY SYSTEMS, INC.

The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, twelve months following full vesting; stock volatility, ranging from 68% to 101% in fiscal 1997 and ranging from 71% to 95% in fiscal 1996; risk free interest rates, 6.50% in fiscal 1997 and 6.50% in fiscal 1996; and, no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, the pro forma net loss would have been $(7,991,000), or $(1.35) per share, in fiscal 1997 and pro forma net income would have been $2,274,000, or $0.47 per share, in fiscal 1996. These amounts are based on calculated values for option awards in fiscal 1997 and 1996 of $3,188,000 and $291,000, respectively. The impact of stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation may apply to all applicable stock options.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and offices under noncancelable operating lease agreements expiring at various dates through March 2000. The Company has rental commitments under these agreements in fiscal 1998, 1999 and 2000 of $500,000, $455,000 and $272,000, respectively. Total rental expense for all operating leases was $451,000, $385,000 and $387,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. The Company believes such matters are without merit, or involve such amounts that unfavorable disposition would not have a material adverse effect on the Company's financial statements. (Also see Note 14.)


NOTE 10 - RELATED PARTY TRANSACTION

During the year ended March 31, 1996, the Company sold a computer system for $335,000 to an entity whose founder and chief executive officer is also a QSI Director. In connection with this sale, the Company also entered into an agreement to pay a license fee based upon future revenues, if any, from certain software templates that may be developed by the entity. As of March 31, 1997, no such license fees have been earned.

                        QUALITY SYSTEMS, INC.

NOTE 11 - ACQUISITION OF CLINITEC INTERNATIONAL, INC.

In April 1995, QSI entered into a strategic relationship with Clinitec, a developer of electronic medical records software systems. In May 1995 in connection with this strategic relationship, QSI acquired a 25% ownership interest in Clinitec for $1.0 million in cash. On May 16, 1996, QSI and Clinitec executed an Agreement and Plan of Merger, which was effected on May 17, 1996, whereby QSI acquired the remaining 75% of Clinitec that it did not already own for $4.9 million in cash and 309,846 shares of QSI Common Stock. For purposes of the acquisition, the shares were valued at $6.9 million, or $22.25 per share, for a total purchase price of $11.8 million for this remaining 75% ownership interest. On May 17, 1996, in accordance with the terms of the transaction, Clinitec was merged with and into a newly formed, wholly-owned subsidiary of the Company.

The acquisition was recorded as a purchase transaction. In connection with this treatment, the $11.8 million paid in May 1996 together with the Company's then existing $1.0 million investment in Clinitec and $484,000 of assumed Clinitec liabilities was allocated to $1.9 million of acquired identified assets, $8.3 million of acquired in-process research and development, and $3.1 million of purchase price in excess of assets acquired. At the May 1996 acquisition date, the technological feasibility of the acquired in-process research and development had not been established and, accordingly, the allocated value was charged to operations during the year ended March 31, 1997.

The following unaudited pro forma information presents the consolidated results of operation for the year ended March 31, 1996 as if the acquisition had been consummated as of the beginning of that fiscal year. Similar amounts for the year ended March 31, 1997 are not presented as the pro forma impact was insignificant.

          Pro forma net revenues             $18,225,000
          Pro forma net income               $ 1,425,000
          Pro forma net income per share     $      0.28
                                             ===========

The pro forma information is not necessarily indicative of the results of operations that would have occurred nor of future results of the combined enterprise.

                        QUALITY SYSTEMS, INC.

NOTE 12 - SHAREHOLDER RIGHTS PLAN

Each share of the Company's Common Stock includes a Right to purchase from the Company one share of Common Stock for $40, subject to adjustment. These Rights expire on November 25, 2006 and may not be exercised and will not detach or trade separately from the Common Stock except as described below.

The Rights will detach from the Common Stock and may be exercised only if a person or group without prior consent of the Company's board becomes the beneficial owner of 15% or more of the Common Stock ("Stock Acquisition"). Existing shareholder positions as of November 22, 1996 of 15% or more of the outstanding Common Stock do not trigger the Rights unless they acquire additional shares without prior board consent. If a Stock Acquisition occurs, the Rights flip-in and each Right entitles its holder (other than shareholders who have caused the Stock Acquisition) to purchase, at the Right's then current exercise price, Common Stock (or, if the number of shares of authorized common stock is insufficient to permit the full exercise of the Rights, cash, property or other securities of the Company) having a formula value equal to twice the Right's exercise price. In addition, if at any time following a Stock Acquisition, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or (ii) 50% or more of the Company's assets or earnings power is sold or transferred, the Rights flip-over and each unexercised Right will entitle the holder to purchase, at the Right's then current exercise price, common shares of the successor having a formula value equal to twice the Right's exercise price. The Rights may be redeemed by the Company at any time prior to ten days following the date the Company's board becomes aware of a Stock Acquisition (which period may be extended by the Company's Board of Directors at any time while the Rights are still redeemable). Upon the occurrence of a flip-in or flip-over event, if the Rights are not redeemed, the Rights would result in substantial dilution to any person who has caused the Stock Acquisition or who attempts to merge or consolidate with the Company. As a result, the Rights may deter potential attempts to acquire control of the Company without the approval of the Company's Board of Directors.

                       QUALITY SYSTEMS, INC.

NOTE 13 - STOCK REPURCHASE PLAN

On February 12, 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, decide not to effect any repurchases, or to repurchase fewer shares than authorized. Repurchased shares, if any, will be held as treasury stock available for future issuance by the Company. As of March 31, 1997, no shares have been repurchased.


NOTE 14 - SUBSEQUENT EVENTS

Litigation - On April 22, 1997, a purported class action was filed in California Superior Court on behalf of all persons who purchased the Company's Common Stock between June 26, 1995 and July 3, 1996. The complaint alleges that the Company and certain of its officers and directors, as well as other defendants not affiliated with the Company, violated sections of the California Corporations Code by issuing positive statements about the Company that allegedly were knowingly false, in part, in order to assist the Company and certain of its officers and directors in selling Common Stock at an inflated price in the Company's March 5, 1996 public offering and at other points during the period specified. On May 14, 1997, a second purported class action was filed in the same court essentially repeating the allegations of the April 22, 1997 suit. The Company and its named officers and directors deny all allegations of wrongdoing made against them in these suits, consider the allegations groundless and without merit, and intend to vigorously defend against these actions.

Acquisition - On May 15, 1997, the Company acquired substantially all of the assets of MicroMed Healthcare Information Systems, Inc. ("MicroMed"), a developer and marketer of proprietary information systems utilizing a graphical user interface client/server platform for medical group practices. The purchase price consists of an initial cash payment of $4.8 million paid at the closing of the transaction and an additional payment of up to $6.0 million due no later than June 29, 1998. The additional payment will be determined using a formula based primarily upon Revenues and Pre-Tax Operating Income of the MicroMed Business, each as defined in the related Asset Purchase Agreement, for the twelve months ending March 31, 1998. Up to 15% of the additional payment, if any, is payable in the Company's Common Stock at the sole election of the Company with the balance of any such payment payable in cash. The acquisition will be treated as a purchase for accounting purposes. In connection with this treatment, the Company expects to allocate a significant portion of the purchase price paid at the closing of the transaction to purchased in-process research and development which will be charged against operations during the quarter ending June 30, 1997.

                       QUALITY SYSTEMS, INC.
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                 Column C - Additions
                                 ---------------------
                                               (2)                 Column E
                      Column B      (1)     Charged to             Balance
                     Balance at  Charged to   other      Column D   at end
Column A            beginning of costs and   accounts   Deductions    of
Description            period     expenses   describe    describe   Period
------------------  ------------ ---------- ----------  ---------- --------

Fiscal Year Ended:
  March 31, 1997     $126,000     $171,000  $ 85,000(I) $ 85,000   $297,000
  March 31, 1996       77,000       71,000      -         22,000    126,000
  March 31, 1995     $ 66,000     $ 28,000      -       $ 17,000   $ 77,000
                    ============ ========== ==========  ========== ========


(I) Acquired in connection with the purchase of Clinitec International, Inc. on May 17, 1996.

                            EXHIBIT 21

                            EXHIBIT 21
                           ------------


                       QUALITY SYSTEMS, INC.


                        List of Subsidiaries



1. Clinitec International, Inc., a California Corporation, is a wholly-owned subsidiary of Quality Systems, Inc.

2. MHIS Acquisition Corp., a California Corporation, is a wholly-owned subsidiary of Quality Systems, Inc.

                           EXHIBIT 23.1

EXHIBIT 23.1
------------


                    INDEPENDENT AUDITORS' CONSENT





We consent to the incorporation by reference in Registration Statements Number 2-82773 and 33-31949 on Form S-8 of our report dated June 11, 1997 appearing in this Annual Report on Form 10-K for Quality Systems, Inc. for the year ended March 31, 1997.




/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Costa Mesa, California
June 11, 1997