Form 10-Q
period 1997-06-30
QUALITY SYSTEMS INC
filed 1997-08-12
CIK 708818

               U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                        ______________________
                              FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                        ______________________
                                  OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[   ]  SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to  ___________________

                    Commission file number 0-13801
                                           _______

                        QUALITY SYSTEMS, INC.
  _________________________________________________________________
      (Exact name of registrant as specified in its charter)

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
           Yes   XX       No
                ----           ----

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         5,974,412 shares of Common Stock, $.01 par value,
                        as of August 8, 1997

                   PART I.  CONSOLIDATED FINANCIAL INFORMATION
                   -------  ----------------------------------
     Item 1.  Financial Statements
     -------  --------------------
                           QUALITY SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                    June 30,     March 31,
                                    ASSETS            1997         1997
                                                  -----------  -----------
Current Assets:
  Cash and cash equivalents                       $15,858,000  $21,852,000
  Short-term investments                              910,000      883,000
  Accounts receivable, net                          8,063,000    6,574,000
  Inventories                                       1,062,000    1,071,000
  Other current assets                                654,000      628,000
                                                  -----------  -----------
     Total current assets                          26,547,000   31,008,000
Equipment and Improvements, net                     1,698,000    1,391,000
Capitalized Software Costs, net                     1,216,000    1,041,000
Excess of Cost Over Net Assets of Acquired
  Business, net                                     2,789,000    2,868,000
Deferred Tax Asset                                  1,925,000         -
Other Assets, net                                   2,240,000    1,558,000
                                                  -----------  -----------
     Total assets                                 $36,415,000  $37,866,000
                                                  ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $ 1,500,000  $ 1,345,000
  Deferred service revenue                          1,612,000    1,493,000
  Estimated costs to complete
    system installations                              522,000      565,000
  Other current liabilities                         3,042,000    1,992,000
                                                  -----------  -----------
     Total current liabilities                      6,676,000    5,395,000
Deferred Tax Liability                                232,000      201,000
                                                  -----------  -----------
     Total liabilities                              6,908,000    5,596,000
                                                  -----------  -----------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000,000
    shares authorized, 5,993,712 and 5,997,462
    shares issued and outstanding, respectively        60,000       60,000
Additional paid-in capital                         34,116,000   34,144,000
Accumulated deficit                                (4,669,000)  (1,934,000)
                                                  -----------  -----------
     Total shareholders' equity                    29,507,000   32,270,000
                                                  -----------  -----------
     Total liabilities and shareholders' equity   $36,415,000  $37,866,000
                                                  ===========  ===========


See notes to consolidated financial statements.

                               QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended
                                                     June 30,
                                             ------------------------
                                                 1997         1996
                                             -----------  -----------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies                    $ 4,710,000  $ 2,829,000
  Maintenance and other services               2,463,000    1,926,000
                                             -----------  -----------
                                               7,173,000    4,755,000
Cost of Products and Services                  3,567,000    2,324,000
                                             -----------  -----------
Gross Profit                                   3,606,000    2,431,000

Selling, General and
  Administrative Expenses                      2,537,000    1,438,000
Research and Development Costs                   828,000      457,000
Purchased In-Process Research and
  Development                                  4,720,000    8,300,000
                                             -----------  -----------

Loss from Operations                          (4,479,000)  (7,764,000)

Investment Income                                276,000      386,000

Equity in Loss of Clinitec
  International, Inc.                               -         (31,000)
                                             -----------  -----------
Loss before Provision for
  (Benefit from) Income Taxes                 (4,203,000)  (7,409,000)
Provision for (Benefit from)
  Income Taxes                                (1,468,000)     358,000
                                             -----------  -----------
Net Loss                                     $(2,735,000) $(7,767,000)
                                             ===========  ===========


Net Loss per Share                             $(0.46)      $(1.34)
                                             ===========  ===========

Weighted Average Number of
  Shares Outstanding                           5,998,000    5,807,000
                                             ===========  ===========


See notes to consolidated financial statements.

                             QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                           Three Months Ended June 30,
                                           ---------------------------
                                               1997          1996
                                           ------------  -------------
Cash Flows from Operating Activities:
  Net loss                                 $(2,735,000)   $(7,767,000)
  Adjustments to reconcile net
    loss to net cash provided by (used in)
    operating activities:
  Purchased in-process research and
    development                              4,720,000      8,300,000
  Depreciation and amortization                396,000        206,000
  Gains on short-term investments              (27,000)       (36,000)
  Equity in loss of Clinitec
    International, Inc.                           -            31,000
  Deferred income taxes                     (1,771,000)        98,000
Changes, net of amounts acquired, in:
  Accounts receivable                       (1,292,000)      (678,000)
  Inventories                                    9,000        197,000
  Other current assets                        (117,000)        90,000
  Other assets                                 (53,000)          -
  Accounts payable                             101,000       (630,000)
  Deferred service revenue                     (42,000)        90,000
  Estimated costs to complete
    system installations                       (43,000)        27,000
  Income taxes payable and taxes
    related to equity accounts                 119,000        171,000
  Other current liabilities                    469,000        (10,000)
                                           ------------   -----------
Net Cash Provided by (Used in)
  Operating Activities                        (266,000)        89,000
                                           ------------   -----------
Cash Flows from Investing Activities:
  Proceeds from sales of
    short-term investments                        -            38,000
  Purchases of short-term investments             -           (55,000)
  Net additions to equipment
    and improvements                          (341,000)      (129,000)
  Additions to capitalized
    software costs                            (300,000)       (49,000)
  Purchase of Additional Ownership
    Interest in Clinitec
    International, Inc.                           -        (4,946,000)
  Purchase of Net Assets of MicroMed
    Healthcare Information Systems, Inc.    (5,259,000)          -
  Change in other assets                       200,000        (17,000)
                                           ------------    -----------

Net Cash Used in Investing Activities       (5,700,000)    (5,158,000)
                                           ------------    -----------
Cash Flows from Financing Activities:
  Purchase of Common Stock                 $   (34,000)   $      -
  Proceeds from Exercise of
    Stock Options                                6,000           -
                                          ------------    -----------
Net Cash Used in Financing Activities          (28,000)          -
                                           ------------   -----------
Net Decrease in Cash and Cash Equivalents   (5,994,000)    (5,069,000)

Cash and Cash Equivalents,
  beginning of period                       21,852,000     27,872,000
                                           -----------    -----------
Cash and Cash Equivalents, end of period   $15,858,000    $22,803,000
                                           ===========    ===========



Supplemental Information - During the three months ended June 30, 1997 and 1996, the Company made net income tax payments of $186,000 and $34,000, respectively.

                                           Three Months Ended June 30,
                                           ---------------------------
                                               1997          1996
                                           ------------  -------------
Detail of business acquired in
  purchase transaction:

Purchased In-Process Research
  and Development                          $ 4,720,000   $ 8,300,000
Fair Value of Assets Acquired (net of
  previous investment, if any)               1,216,000     3,999,000
Liabilities Assumed                           (677,000)     (459,000)
Common Stock Issued in the Acquisition           -        (6,894,000)
                                            -----------  -------------
Cash Paid for the Acquisition,
  net of cash acquired                     $ 5,259,000   $ 4,946,000
                                           ============  =============


     See notes to consolidated financial statements.

                             QUALITY SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.


NOTE 2 - ACQUISITION OF MICROMED HEALTHCARE INFORMATION SYSTEMS, INC.
------   ------------------------------------------------------------

On May 15, 1997, the Company acquired substantially all of the assets of MicroMed Healthcare Information Systems, Inc. ("MicroMed"), a developer and marketer of proprietary information systems utilizing a graphical user interface client/server platform for medical group practices. The purchase price consists of an initial cash payment of $4.8 million paid at the closing of the transaction and an additional payment of up to $6.0 million due no later than June 29, 1998. The additional payment will be determined using a formula based primarily upon Revenues and Pre-Tax Operating Income of the MicroMed Business, each as defined in the related Asset Purchase Agreement, for the twelve months ending March 31, 1998. Up to 15% of the additional payment, if any, is payable in the Company's Common Stock at the sole election of the Company with the balance of any such payment payable in cash. As of the closing date of the transaction, MicroMed also had an operating loan payable to the Company in the amount of $550,000. For accounting purposes, the loan balance is considered part of the purchase price in addition to the $4.8 million payment made at the closing. The acquisition was treated as a purchase for financial reporting purposes. In connection with this treatment, the Company allocated $4.7 million of the purchase price paid at the closing of the transaction to purchased in-process research and development which was charged against operations during the quarter ending June 30, 1997.

NOTE 3 - STOCK REPURCHASE PLAN
------   ---------------------

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three months ended June 30, 1997, the Company repurchased 5,000 shares at a cost of $34,000. Since the inception of the repurchase program through August 8, 1997, 24,300 shares have been repurchased at a cost of $160,000.


NOTE 4 - INCOME TAXES
------   ------------

The provision for income taxes for the three months ended June 30, 1997 differs from the combined statutory rate primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. ("Clinitec"). The MicroMed acquisition was structured as a taxable transaction while the Clinitec acquisition was tax-free at the acquisition date. Consequently, the provision for income taxes for the three months ended June 30, 1996 differs from the combined statutory rate primarily due to the $8.3 million non-deductible charge for purchased in-process research and development incurred in connection with the May 1996 acquisition of Clinitec.

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q, including discussions of the Company's product development plans and business strategies and market factors influencing the Company's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase systems sales in a market characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals and interested persons are urged to review the risks described below, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

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

In response to increasing market demand, the Company is currently developing new generations of certain of its group practice management software products that will be designed for the client/server and Internet/intranet environments. There can be no assurance that the Company will successfully develop these new software products or that these products will operate successfully on the principal client/server operating systems, which include UNIX*, Microsoft Windows**, Windows NT** and Windows 95**, or that any such development, even if successful, will be completed concurrently with or prior to introduction by competitors of products designed for the client/server and Internet/intranet environments. Any such failure or delay could adversely affect the Company's competitive position or could make the Company's current practice management product line designed for the UNIX environment obsolete.

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


*     UNIX is a registered trademark of AT&T Corporation.
** Microsoft Windows, Windows NT and Windows 95 are registered trademarks of Microsoft Corporation.

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

The Company does not believe that its operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against the Company with respect to its current or future products or that any such assertion will not require the Company to enter into a license agreement or royalty arrangements with the party asserting the claim. As competing health care information systems increase in complexity and overall capabilities and the functionality of these systems further overlap, providers of such systems may become increasingly subject to infringement claims. Responding to and defending any such claims may distract the attention of Company management and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, claims may be brought against third parties from which the Company purchases software, and such claims could adversely affect the Company's ability to access third party software for its systems.

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

MICROMED HEALTHCARE INFORMATION SYSTEMS, INC. - A principal component of the Company's business strategy is the May 1997 acquisition of MicroMed Healthcare Information Systems, Inc. ("MicroMed"). The Company's future financial results will depend in part on the Company's ability to achieve market acceptance for MicroMed's products and successfully integrate MicroMed's business with the Company's. There can be no assurance that the Company will be able to successfully coordinate its business activities with those of MicroMed. Furthermore, there can be no assurance that the Company will be successful in fully integrating MicroMed's products with those of the Company or that the acquisition of MicroMed will not have an adverse effect upon the Company's operating results. In addition, MicroMed was formed in February 1993 to develop and market medical practice management software systems. MicroMed's proprietary software products are new and MicroMed has sold only a limited quantity of these products to date. There can be no assurance that MicroMed's products will achieve broad market acceptance.

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


GENERAL

Quality Systems, Inc. ("QSI") and its wholly-owned subsidiaries, Clinitec and MicroMed, (all three collectively the "Company") develop and market health care information systems that automate medical and dental group practices, physician hospital organizations ("PHOs"), management service organizations ("MSOs"), health maintenance organizations ("HMOs") and community health centers. In response to the growing need for more comprehensive, cost-effective information solutions for physician and dental practice management, the Company's systems provide clients with the ability to redesign patient care and other workflow processes, to improve productivity and reduce information processing and administrative costs and to provide multi-site access to patient information. The Company's proprietary software systems include general patient information and summary medical records, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, patient electronic medical records, word processing and accounting. In addition to providing fully integrated information solutions to its clients, the Company provides comprehensive hardware and software installation, maintenance and support services, system training services and electronic insurance claims submission services.

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

QSI is a California corporation formed in 1974 and was founded with an early focus on providing information systems and services primarily for dental group practices. QSI's initial "turnkey" systems were designed to improve productivity while reducing information processing costs and personnel requirements. In the mid-1980's, QSI capitalized on the opportunity presented by the increasing pressure of cost containment on physicians and health care organizations and further expanded its information processing systems into the broader medical market. Today, QSI develops and provides integrated UNIX-based health care information systems for both the medical and dental markets. These systems operate on a stand-alone basis or in a networked environment and are expandable to accommodate client needs.

Augmenting its practice management software, QSI added Clinitec's electronic medical records software to its product line in 1995 and completed its acquisition of Clinitec in May 1996. Clinitec's principal product, NextGen*, permits scanning, annotation, retrieval and analysis of medical records in all formats, from documents to photographs and X-rays. NextGen has been developed using a client/server platform, a graphical user interface for compatibility with UNIX, Microsoft Windows, Windows NT and Windows 95 operating systems, and a relational database for flexibility in screen customization, reporting and logic flow. With the addition of NextGen, the Company is able to provide its clients with a comprehensive information management solution. NextGen, in conjunction with QSI's practice management software, was first installed at a beta site in August 1995 and is currently being installed in additional sites. The Company is also in the process of designing an alternative client/server version of its practice management products utilizing a graphical user interface with the intent of enabling a more seamless integration of the QSI and NextGen applications.


*     NextGen is a registered trademark of Clinitec International, Inc.

Further augmenting its product line, the Company purchased substantially all of the assets of MicroMed in May 1997. MicroMed develops proprietary medical practice management systems that utilize a client/server platform, a graphical user interface for compatibility with Windows 95 and Windows NT operating systems, and a relational database that is ANSI SQL compliant in contrast with the Company's existing practice management systems which are primarily character based. MicroMed was formed in 1993 and, as of July 1997, MicroMed had seven installed customer sites which include a medical center with more than 70 doctors, 20 locations and nearly 100 simultaneous users.

RESULTS OF OPERATIONS
---------------------

The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's consolidated statements of operations. The consolidated statements of operations include the operations of Clinitec from May 17, 1996, the date of Clinitec's acquisition, through June 30, 1997, and the operations of MicroMed from May 15, 1997, the date of MicroMed's acquisition, through June 30, 1997.


                                                Three Months
                                                   Ended
                                                  June 30,
                                             -----------------
                                              1997      1996
                                             -------   -------
Net Revenues:
  Sales of computer systems,
     upgrades and supplies                    65.7 %     59.5 %
  Maintenance and other services              34.3       40.5
                                             -------   --------
                                             100.0      100.0
  Cost of Products and Services               49.7       48.9
                                             -------   --------
  Gross Profit                                50.3       51.1

  Selling, General and
    Administrative Expenses                   35.4       30.2
  Research and Development Costs              11.5        9.6
  Purchased In-Process Research and
    Development                               65.8      174.5
                                             -------   --------
Loss from Operations                         (62.4)    (163.2)

Investment Income                              3.8        8.1
Equity in Loss of Clinitec
  International, Inc.                           -        (0.7)
                                             -------   --------
Loss before Provision for
  (Benefit from) Income Taxes                (58.6)    (155.8)

Provision for (Benefit from)
  Income Taxes                               (20.5)       7.5
                                             -------   --------
Net Loss                                     (38.1)%   (163.3)%
                                             =======   ========


For the Three-Month Periods Ended June 30, 1997 and 1996.
---------------------------------------------------------

After recognizing a $4.7 million charge for purchased in-process research and development in connection with the acquisition of the MicroMed business, the Company incurred a net loss of $(2.7) million, or $(0.46) per share, for the three months ended June 30, 1997. In comparison, after recognizing an $8.3 million charge for purchased in-process research and development in connection with the Clinitec acquisition, the Company incurred a net loss of $(7.8) million, or $(1.34) per share, for the three months ended June 30, 1996.

Net Revenues. Net revenues for the three months ended June 30, 1997 increased 50.9% to $7.2 million from $4.8 million for the three months ended June 30, 1996. Sales of computer systems, upgrades and supplies increased 66.5% to $4.7 million from $2.8 million while net revenues from maintenance and other services grew 27.9% to $2.5 million from $1.9 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally due to an increase in such revenues for both QSI and Clinitec while the increase in maintenance and other services net revenue resulted principally from an increase in such revenues for QSI which has a larger client base than the more recently formed Clinitec. The Company's quarterly results fluctuate and there can be no assurance that similar revenue increases or revenue levels will be achieved in future quarters.

Cost of Products and Services. Costs of products and services for the three months ended June 30, 1997 increased 53.5% to $3.6 million from $2.3 million for the three months ended June 30, 1996 while costs of products and services as a percentage of net revenues increased to 49.7% from 48.9% during the comparable periods. The increase in costs of products and services in both amount and as a percentage of net revenues during the June 30, 1997 quarter as compared to the June 30, 1996 quarter results from a combination of the effects of: the increase in net revenues from sales of computer systems and upgrades; increased product development, customer service, support, and training personnel during the June 30, 1997 quarter reflecting the Company's recent growth in annual sales volumes; and, the impact of the acquisition of MicroMed. Without the acquisition of MicroMed, the costs of products and services as a percentage of net revenues would have remained relatively unchanged.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1997 increased 76.4% to $2.5 million from $1.4 million for the three months ended June 30, 1996 primarily as a result of: the consolidation of MicroMed's selling, general and administrative expenses during the portion of the quarter ended June 30, 1997 following the acquisition of the MicroMed business; the inclusion of such Clinitec expenses for the entire quarter ended June 30, 1997 as compared to only a portion of the corresponding period ended June 30, 1996 as the Clinitec acquisition was completed in May 1996; and, an increase in QSI's and Clinitec's selling efforts, sales personnel and administrative infrastructure. In addition, primarily as a result of the less mature Clinitec and MicroMed infrastructures, selling, general and administrative expenses as a percentage of net revenues increased to 35.4% from 30.2% for the respective periods.

Research and Development Costs. Research and development costs for the three months ended June 30, 1997 increased 81.2% to $828,000 from $457,000 for the three months ended June 30, 1996. The increase is the result of increased research and development efforts by QSI and Clinitec as well as consolidation of MicroMed's research and development costs during the portion of the quarter ended June 30, 1997 following the purchase of the MicroMed business. Research and development costs as a percentage of net revenues increased to 11.5% as compared to 9.6% for the respective periods as a result of the increased efforts.

Purchased In-Process Research and Development. In connection with the acquisition of MicroMed in May 1997, MicroMed's in-process research and development for which technological feasibility had not been established was valued in excess of $4.7 million. After allocating the purchase price paid to identifiable tangible and certain intangible assets, the remaining unallocated portion of $4.7 million was allocated to MicroMed's in-process research and development. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs must be expensed until technological feasibility has been established. Accordingly, the $4.7 million value allocated to MicroMed's purchased in-process research and development was expensed during the quarter ended June 30, 1997. Correspondingly, Clinitec was acquired during the quarter ended June 30, 1996, and its in-process research and development for which technological feasibility had not been established as of the acquisition date was valued at $8.3 million which value was accordingly charged to operations during the June 30, 1996 quarter.

Investment Income and Equity in Loss of Clinitec International, Inc. Investment income for the three months ended June 30, 1997 decreased 28.5% to $276,000 from $386,000 for the three months ended June 30, 1996 primarily as a result of a decrease in average funds available for investment during the quarter ended June 30, 1997. The decrease in available funds is primarily the result of the payment made to acquire the MicroMed business in May 1997. The Company acquired a 25% ownership interest in Clinitec in May 1995 which was increased to 100% in May 1996. During the period that the Company owned 25% of Clinitec, its investment was accounted for under the equity method of accounting whereby the Company recorded its proportionate share of Clinitec's losses as equity in loss of Clinitec. Commencing in May 1996 when the Company acquired the remaining 75% of Clinitec, the Company consolidated Clinitec's results with those of its own operations. Accordingly, the Company's equity in loss of Clinitec was $(31,000) during the quarter ended June 30, 1996 with no corresponding amount in the June 30, 1997 period.

Provision for (Benefit from) Income Taxes. The benefit from income taxes for the three months ended June 30, 1997 was $(1.5) million as compared to a provision of $358,000 for the three months ended June 30, 1996. The benefit from income taxes for the three months ended June 30, 1997 differs from the combined statutory rate primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec.

The MicroMed acquisition was structured as a taxable transaction while the Clinitec acquisition was tax-free at the acquisition date. Consequently, the provision for income taxes for the three months ended June 30, 1996 differs from the combined statutory rate primarily due to the non-deductible $8.3 million charge for purchased in-process research and development incurred in connection with the May 1996 acquisition of Clinitec.


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash and cash equivalents decreased $(6.0) million for the three months ended June 30, 1997 primarily as a result of the purchase of the MicroMed business. Correspondingly, cash and cash equivalents decreased $(5.1) million for the three months ended June 30, 1996 principally as a result of the payment of the cash portion of the purchase price for the remaining 75% ownership interest in Clinitec in May 1996.

Net cash used in operating activities for the three months ended June 30, 1997 was $(266,000) consisting primarily of the Company's $(2.7) million net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $4.7 million charge for the MicroMed purchased in-process research and development, plus an increase in other current liabilities, offset by the deferred tax benefit from the charge for purchased in-process research and development and an increase in accounts receivable. The increase in accounts receivable during the June 30, 1997 quarter resulted primarily from increased sales as compared to the three months ended March 31, 1997 and the timing of such sales during the quarter. Net cash provided by operating activities for the three months ended June 30, 1996 was $89,000 consisting primarily of the Company's $(7.8) million net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $8.3 million charge for the Clinitec purchased in-process research and development, plus the effects of a decrease in inventories and an increase in income taxes payable offset by an increase in accounts receivable and a decrease in accounts payable.

Net cash used in investing activities for the three months ended June 30, 1997 was $(5.7) million consisting principally of $5.3 million, including a $550,000 operating loan made by QSI to MicroMed prior to the acquisition date, used to purchase the MicroMed business, plus additions to equipment and improvements and capitalized software. Net cash used in investing activities for the three months ended June 30, 1996 was $(5.2) million consisting principally of the payment of the $4.9 million cash portion of the May 1996 purchase price for the remaining 75% ownership interest in Clinitec, related legal costs of the acquisition, and additions to equipment and improvements and capitalized software.

Net cash used in financing activities for the three months ended June 30, 1997 was $(28,000) consisting of the purchase of 5,000 shares of the Company's Common Stock offset by proceeds from the exercise of stock options. Net cash provided by (used in) financing activities was negligible for the three months ended June 30, 1996.

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three months ended June 30, 1997, the Company repurchased 5,000 shares at a cost of $34,000. Since the inception of the repurchase program through August 8, 1997, 24,300 shares have been repurchased at a cost of $160,000.

At June 30, 1997, the Company had cash and cash equivalents of $15.9 million and short-term investments of $910,000. Short-term investments include a $668,000 investment in a fund which trades in special situation securities. There can be no assurance that the markets for these securities will not change, causing a loss of principal.

In March 1996, QSI raised $20.2 million to be used for general corporate purposes, including the financing of product sales growth, development of new products, working capital requirements, an increase in its ownership interest in Clinitec (which was completed in May 1996), and the possible acquisitions of complementary businesses and technologies. The Company continues to evaluate potential investment opportunities and in May 1997 acquired substantially all of the assets of MicroMed for an initial cash payment of $4.8 million in addition to a previously advanced $550,000 operating loan plus a potential future additional payment based upon operating results of the MicroMed business for the twelve months ending March 31, 1998. The additional payment, if any, ranges up to $6.0 million, up to 15% of which is payable at the option of QSI in Common Stock, and is due on or before June 29, 1998. Pursuant to an independent valuation of the assets acquired, it is anticipated that a significant portion of any future additional payment will be charged to operations as additional purchased in-process research and development during the quarter ending March 31, 1998.

Except for the acquisition of MicroMed and the Company's intention to expend funds on capitalized software in connection with complementary products to its existing product line (including a $215,000 payment anticipated to be made during the quarter ending September 30, 1997 to acquire rights to certain third party software) and alternative versions of certain of its products for the client/server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 1998 will be comparable to fiscal 1997.

The Company believes that its cash and cash equivalents and short-term investments on hand at June 30, 1997, together with the cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

PART II. OTHER INFORMATION
-------- -----------------

Item  6. Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)    Exhibits:
         ---------

         The Exhibits listed on the accompanying Index to Exhibits on page 22 are filed as part of this report.


  (b)    Reports on Form 8-K:
         --------------------

         The Registrant filed a Current Report on Form 8-K dated May 15, 1997 reporting the acquisition of substantially all of the assets of MicroMed Healthcare Information Systems, Inc. No financial statements or pro forma information in connection with the acquisition were required to be filed, and accordingly, no such information was filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        QUALITY SYSTEMS, INC.


Date August 11, 1997             By       /s/ Sheldon Razin
     ---------------               ----------------------------------
                                   Sheldon Razin
                                   President and Chairman
                                   of the Board of Directors;
                                   Principal Executive Officer



Date August 11, 1997             By       /s/ Robert G. McGraw
     ---------------               ----------------------------------
                                   Robert G. McGraw
                                   Chief Financial Officer;
                                   Principal Accounting Officer



                               INDEX TO EXHIBITS


                                                            Sequential
                                                                  Page
   Exhibit                                                         No.
   -------                                                  ----------




     11.0  Earnings per share computation, is filed herewith       23

     27.0  Financial Data Schedule, is filed herewith.             24

                             EXHIBIT 11.0
                             ------------




The net loss per share for the three months ended June 30, 1997 was computed using the weighted average number of shares actually outstanding during the periods of 5,998,000 and 5,807,000, respectively and any common share equivalents were excluded because their impact would have been anti-dilutive.