Form 10-Q
period 1997-09-30
QUALITY SYSTEMS INC
filed 1997-11-13
CIK 708818

               U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                        ______________________
                              FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                         ________________________
                                   OR

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

         5,973,112 shares of Common Stock, $.01 par value,
                       as of November 7, 1997

                   PART I.  CONSOLIDATED FINANCIAL INFORMATION
                   -------  ----------------------------------
     Item 1.  Financial Statements
     -------  --------------------
                           QUALITY SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                  September 30, March 31,
                                    ASSETS            1997        1997
                                                  -----------   --------
                                                  (unaudited)
Current Assets:
  Cash and cash equivalents                         $15,850     $21,852
  Short-term investments                                938         883
  Accounts receivable, net                            8,238       6,574
  Inventories                                         1,521       1,071
  Other current assets                                  752         628
                                                    -------     -------
     Total current assets                            27,299      31,008
Equipment and Improvements, net                       1,760       1,391
Capitalized Software Costs, net                       1,640       1,041
Excess of Cost Over Net Assets
  Of Acquired Business, net                           2,710       2,868
Deferred Tax Asset                                    1,440         -
Other Assets, net                                     2,201       1,558
                                                    -------     -------
     Total assets                                   $37,050     $37,866
                                                    =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                  $ 1,688     $ 1,345
  Deferred service revenue                            1,766       1,493
  Estimated costs to complete
    system installations                                861         565
  Other current liabilities                           3,009       1,992
                                                    -------     -------
     Total current liabilities                        7,324       5,395
Deferred Tax Liability                                  -           201
                                                    -------     -------
     Total liabilities                                7,324       5,596
                                                    -------     -------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000
    shares authorized, 5,976 and 5,997
    shares issued and outstanding, respectively          60          60
  Additional paid-in capital                         33,986      34,144
  Accumulated deficit                                (4,320)     (1,934)
                                                    -------     -------
     Total shareholders' equity                      29,726      32,270
                                                    -------     -------
     Total liabilities and shareholders' equity     $37,050     $37,866
                                                    =======     =======

See notes to consolidated financial statements.

                               QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)


                                     Three Months Ended   Six Months Ended
                                     ------------------   ----------------
                                        September 30,       September 30,
                                       1997      1996       1997    1996
                                     --------  --------   -------  -------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies            $ 4,848   $ 2,534    $ 9,558  $ 5,363
  Maintenance and other services       2,644     2,040      5,107    3,966
                                     --------  --------   -------  -------
                                       7,492     4,574     14,665    9,329
Cost of Products and Services          3,010     2,309      6,577    4,633
                                     --------  --------   -------  -------
Gross Profit                           4,482     2,265      8,088    4,696

Selling, General and
  Administrative Expenses              3,317     1,779      5,854    3,217
Research and Development Costs           723       475      1,551      932
Purchased In-Process
  Research and Development              -         -         4,720    8,300
                                     --------  --------   -------  -------

Income (Loss) from Operations            442        11     (4,037)  (7,753)

Investment and Other Income              219       313        495      668
                                     --------  --------   -------  -------
Income (Loss) before Provision for
  (Benefit from) Income Taxes            661       324     (3,542)  (7,085)
Provision for (Benefit from)
  Income Taxes                           312       172     (1,156)     530
                                     --------  --------   -------  -------
Net Income (Loss)                    $   349   $   152    $(2,386) $(7,615)
                                     ========  ========   =======  =======



Net Income (Loss) per Share            $0.06     $0.03     $(0.40)  $(1.29)
                                       =====     =====     ======   ======

Weighted Average Number of
  Shares Outstanding                   6,033     5,965      5,988    5,886
                                     =======   =======    =======  =======


See notes to consolidated financial statements.

                             QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                           Six Months Ended September 30,
                                           -----------------------------
                                               1997            1996
                                           ------------    -------------
Cash Flows from Operating Activities:
  Net loss                                  $(2,386)          $(7,615)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
   Purchased in-process
     research and development                 4,720             8,300
   Depreciation and amortization                846               494
   Gains on short-term investments              (55)              (51)
   Equity in loss of Clinitec
     International, Inc.                        -                  31
   Deferred income taxes                     (1,572)               26
Changes, net of amounts acquired, in:
  Accounts receivable                        (1,467)             (804)
  Inventories                                  (450)             (162)
  Other current assets                         (161)             (184)
  Other assets                                 (134)              -
  Accounts payable                              289              (351)
  Deferred service revenue                      112               127
  Estimated costs to complete
    system installations                        296                73
  Income taxes payable and taxes
    related to equity accounts                  101               221
  Other current liabilities                     464               (17)
                                           ------------    -------------
Net Cash Provided by
  Operating Activities                          603                88
                                           ------------    -------------
Cash Flows from Investing Activities:
  Proceeds from sales of
    short-term investments                      -                 402
  Purchases of short-term investments           -                 (57)
  Net additions to equipment
    and improvements                           (523)             (275)
  Additions to capitalized
    software costs                             (885)             (253)
  Purchase of Additional Ownership
    Interest in Clinitec
    International, Inc.                         -              (4,946)
  Purchase of Net Assets of MicroMed
    Healthcare Information Systems, Inc.     (5,259)              -
  Change in other assets                        230               (57)
                                           ------------    -------------

Net Cash Used in Investing Activities        (6,437)           (5,186)
                                           ------------    -------------

Cash Flows from Financing Activities:        $               $
  Purchases of Common Stock                      (182)            -
  Proceeds from Exercise of
    Stock Options                                  14               3
                                           ------------    -------------
Net Cash Provided by (Used in)
  Financing Activities                           (168)              3
                                           ------------    -------------
Net Decrease in Cash and Cash Equivalents      (6,002)         (5,095)

Cash and Cash Equivalents,
  beginning of period                          21,852          27,872
                                           ------------    -------------
Cash and Cash Equivalents, end of period     $ 15,850        $ 22,777
                                           ============    =============

Supplemental Information - During the six months ended September 30, 1997 and 1996, the Company made income tax payments, net of refunds received, of $321 and $312, respectively.


                                          Six Months Ended September 30,
                                          ------------------------------
                                              1997            1996
                                          -------------   --------------
Detail of businesses acquired in
  purchase transactions:

Purchased In-Process
  Research and Development                   $ 4,720        $ 8,300
Fair Value of Assets Acquired (net of
  previous investment, if any)                 1,216          4,023
Liabilities Assumed                             (677)          (483)
Common Stock Issued in the Acquisition           -           (6,894)
                                          -------------   --------------
Cash Paid for the Acquisitions,
  net of cash acquired                       $ 5,259        $ 4,946
                                          =============   ==============


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

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the September 30, 1997 presentation.


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

NOTE 3 - STOCK REPURCHASE PLAN
------   ---------------------

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the six months ended September 30, 1997, the Company repurchased 27,600 shares at a cost of $182,000. Since the inception of the repurchase program through November 7, 1997, 30,600 shares have been repurchased at a cost of $205,000.


NOTE 4 - INCOME TAXES
------   ------------

The provisions for income taxes for the three months ending September 30, 1997 and 1996 differ from the combined statutory rate primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. ("Clinitec").

The provision for income taxes for the six months ended September 30, 1997 differs from the combined statutory rate primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec. The MicroMed acquisition was structured as a taxable transaction while the Clinitec acquisition was tax-free at the acquisition date. Consequently, the provision for income taxes for the six months ended September 30, 1996 differs from the combined statutory rate primarily due to the non-deductible amortization of certain intangible assets and the non-deductible $8.3 million charge for purchased in-process research and development each of which were incurred in connection with the May 1996 acquisition of Clinitec.


NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS
------   ------------------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share
(EPS), ("SFAS No. 128"), which is effective for financial statements for interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which excludes all common share equivalents from the earnings per share computation, and Diluted EPS, as defined therein, which is calculated similar to the Company's primary earnings per share computation. The Company has determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for the periods presented in the accompanying consolidated financial statements.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 are effective for interim periods and fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 are effective for interim periods and fiscal years beginning after December 15, 1997.

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

TECHNOLOGICAL CHANGE - The software market generally is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. New product development depends upon significant research and development expenditures which depend ultimately upon sales growth. Any material weakness in revenues or research funding could impair the Company's ability to respond to technological advances in the marketplace and to remain competitive. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition will be materially adversely affected.

In response to increasing market demand, the Company is currently developing new generations of certain of its group practice management software products that will be designed for the client/server and Internet/intranet environments. There can be no assurance that the Company will successfully develop these new software products or that these products will operate successfully on the principal client/server operating systems, which include UNIX*, Microsoft Windows**, Windows NT** and Windows 95**, or that any such development, even if successful, will be completed concurrently with or prior to introduction by competitors of products designed for the client/server and Internet/intranet environments. Any such failure or delay could adversely affect the Company's competitive position or could make the Company's current UNIX-BASED practice management product line obsolete.

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

CLINITEC INTERNATIONAL, INC. - A principal component of the Company's business strategy is the May 1996 acquisition of Clinitec International, Inc. ("Clinitec"). The Company's future financial results will depend in part on the Company's ability to achieve market acceptance for Clinitec's products and to successfully integrate Clinitec's business with the Company's. There can be no assurance that the Company will be able to successfully coordinate its business activities with those of Clinitec. Furthermore, there can be no assurance that the Company will be successful in fully integrating Clinitec's products with those of the Company or that the acquisition of Clinitec will not have an adverse effect upon the Company's operating results. In addition, Clinitec was formed in January 1994 to develop and market electronic medical records software systems. Clinitec's proprietary software products are thus relatively new and Clinitec has sold only a limited quantity of these products to date. There can be no assurance that Clinitec's products will achieve broad market acceptance.

MICROMED HEALTHCARE INFORMATION SYSTEMS, INC. - A principal component of the Company's business strategy is the May 1997 acquisition of MicroMed Healthcare Information Systems, Inc. ("MicroMed"). The Company's future financial results will depend in part on the Company's ability to achieve market acceptance for MicroMed's products and to successfully integrate MicroMed's business with the Company's. There can be no assurance that the Company will be able to successfully coordinate its business activities with those of MicroMed. Furthermore, there can be no assurance that the Company will be successful in fully integrating MicroMed's products with those of the Company or that the acquisition of MicroMed will not have an adverse effect upon the Company's operating results. In addition, MicroMed was formed in February 1993 to develop and market medical practice management software systems. MicroMed's proprietary software products are thus new and MicroMed has sold only a limited quantity of these products to date. There can be no assurance that MicroMed's products will achieve broad market acceptance.

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

The Company's software may be subject to regulation by the U.S. Food and Drug Administration ("FDA") as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software/hardware products, application of detailed recordkeeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications.

DEPENDENCE UPON KEY PERSONNEL - The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, many of whom have been with the Company for a significant period of time. Because the Company has a relatively small number of employees when compared to other leading companies in the same industry, its dependence on maintaining its employees is particularly significant. The Company is also dependent on its ability to attract and retain high quality personnel, particularly highly skilled software engineers for applications development. The industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company. Loss of services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company does not maintain key man life insurance on any of its employees. The Company may need to grant additional stock options to key employees and to provide other forms of incentive compensation to attract and retain such key personnel.


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

The Company currently has an installed base of more than 500 operating health care information systems serving PHOs, MSOs, HMOs, group practices, specialty practices, community health centers, dental schools and other health care organizations, each of which consists of one to 120 physicians or dentists. The Company believes that as health care providers are increasingly required to reduce costs while maintaining the quality of health care, the Company will be able to capitalize on its strategy of providing fully integrated information systems and superior customer service.

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

Further augmenting its product line, the Company purchased substantially all of the assets of MicroMed in May 1997. MicroMed develops proprietary medical practice management systems that utilize a client/server platform, a graphical user interface for compatibility with Windows 95 and Windows NT operating systems, and a relational database that is ANSI SQL compliant in contrast with the Company's existing UNIX-based practice management systems which are primarily character based. MicroMed was formed in 1993 and, as of October 1997, MicroMed had seven installed customer sites which include a medical center with more than 70 doctors, 20 locations and nearly 100 simultaneous users.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's consolidated statements of operations. The consolidated statements of operations include the operations of Clinitec from May 17, 1996, the date of Clinitec's acquisition, and the operations of MicroMed from May 15, 1997, the date of MicroMed's acquisition.

                                        Three Months        Six Months
                                           Ended             Ended
                                        September 30,      September 30,
                                      ----------------   ----------------
                                       1997      1996     1997      1996
                                      ------    ------   ------    ------
Net Revenues:
  Sales of computer systems,
     upgrades and supplies             64.7%     55.4%    65.2%     57.5%
  Maintenance and other services       35.3      44.6     34.8      42.5
                                      ------    ------   ------    ------
                                      100.0     100.0    100.0     100.0
Cost of Products and Services          40.2      50.5     44.8      49.7
                                      ------    ------   ------    ------
Gross Profit                           59.8      49.5     55.2      50.3

Selling, General and
  Administrative Expenses              44.3      38.9     39.9      34.4
Research and Development Costs          9.6      10.4     10.6      10.0
Purchased In-Process
  Research and Development              -         -       32.2      89.0
                                      ------    ------   ------    ------
Income (Loss) from Operations           5.9       0.2    (27.5)    (83.1)

Investment and Other Income             2.9       6.9      3.3       7.2
                                      ------    ------   ------    ------
Income (Loss) before Provision for
  (Benefit from) Income Taxes           8.8       7.1    (24.2)    (75.9)

Provision for (Benefit from)
  Income Taxes                          4.2       3.8     (7.9)      5.7
                                      ------    ------   ------    ------
Net Income (Loss)                       4.6%      3.3%   (16.3)%   (81.6)%
                                      ======    ======   ======    ======


For the Three-Month Periods Ended September 30, 1997 and 1996.

The Company's net income for the three months ended September 30, 1997 was $349,000, or $0.06 per share on 6,033,000 weighted average shares outstanding, as compared to net income of $152,000, or $0.03 per share on 5,965,000 weighted average shares outstanding, for the three months ended September 30, 1996.

Net Revenues. Net revenues for the three months ended September 30, 1997 increased 63.8% to $7.5 million from $4.6 million for the three months ended September 30, 1996. Sales of computer systems, upgrades and supplies increased 91.3% to $4.9 million from $2.5 million while net revenues from maintenance and other services grew 29.6% to $2.6 million from $2.0 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally due to an increase in such revenues for Clinitec and the contribution of such revenues from MicroMed which was acquired in May 1997. The increase in maintenance and other services net revenue resulted principally from an increase in such revenues for QSI which has a larger client base than the more recently formed Clinitec and MicroMed organizations. The Company's quarterly results fluctuate and there can be no assurance that similar revenue increases or revenue levels will be achieved in future quarters.

Cost of Products and Services. Cost of products and services for the three months ended September 30, 1997 increased 30.4% to $3.0 million from $2.3 million for the three months ended September 30, 1996 while cost of products and services as a percentage of net revenues decreased to 40.2% from 50.5% during the comparable periods. The increase in cost of products and services in amount during the September 30, 1997 quarter as compared to the September 30, 1996 quarter results from a combination of the effects of: the increase in net revenues; increased product development, customer service, support, and training personnel reflecting the Company's recent growth in annual sales volumes; and, the impact of the acquisition of MicroMed. The decrease in the cost of products and services as a percentage of net revenues results primarily from a combination of the overall increase in net revenues during the September 1997 quarter as compared to the September 1996 quarter and a large increase in the dollar amount of systems sales which did not include any significant amount of hardware content. Systems sales without significant hardware components generally yield higher margins than those systems sales that also include significant hardware components. The mixture of sales with and without significant hardware components fluctuates from quarter to quarter and there can be no assurance that the mixture of such sales attained in the quarter ended September 30, 1997 will be achieved in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1997 increased 86.5% to $3.3 million from $1.8 million for the three months ended September 30, 1996 primarily as a result of: the inclusion of MicroMed's selling, general and administrative expenses for the September 1997 quarter following the May 1997 acquisition of the MicroMed business; an increase in the September 1997 quarter commission expense arising from the increased sales volume; and, an increase in QSI's and Clinitec's selling efforts, sales personnel and administrative infrastructure.

In addition, primarily as a result of the effects of the less mature Clinitec and MicroMed infrastructures and the increase in commissions expense, selling, general and administrative expenses as a percentage of net revenues increased to 44.3% from 38.9% for the respective periods.

Research and Development Costs. Research and development costs for the three months ended September 30, 1997 increased 52.2% to $723,000 from $475,000 for the three months ended September 30, 1996. The increase is principally the result of the inclusion of MicroMed's research and development costs for the September 1997 quarter following the May 1997 purchase of the MicroMed business and an increase in Clinitec research and development efforts. Research and development costs as a percentage of net revenues decreased to 9.6% as compared to 10.4% for the respective periods primarily as a result of the effect of increased revenues offset in part by the inclusion of MicroMed's operations for the September 1997 quarter.

Investment and Other Income. Investment and other income for the three months ended September 30, 1997 decreased 30.0% to $219,000 from $313,000 for the three months ended September 30, 1996 primarily as a result of a decrease in average funds available for investment during the quarter ended September 30, 1997. The decrease in available funds is primarily the result of the payment made to acquire the MicroMed business in May 1997 together with amounts used to fund the growth of Clinitec over the last twelve months and more recently the growth of MicroMed.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 1997 was $312,000 as compared to $172,000 for the three months ended September 30, 1996. The provisions for income taxes for the three months ended September 30, 1997 and 1996 differ from the combined statutory rate primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition.


For the Six-Month Periods Ended September 30, 1997 and 1996.

After recognizing a $4.7 million charge for purchased in-process research and development in connection with the acquisition of the MicroMed business, the Company incurred a net loss of $(2.4) million, or $(0.40) per share on 5,988,000 weighted average shares outstanding, for the six months ended September 30, 1997. In comparison, after recognizing an $8.3 million charge for purchased in-process research and development in connection with the Clinitec acquisition, the Company incurred a net loss of $(7.6) million, or $(1.29) per share on 5,886,000 weighted average shares outstanding, for the six months ended September 30, 1996.

Net Revenues. Net revenues for the six months ended September 30, 1997 increased 57.2% to $14.7 million from $9.3 million for the six months ended September 30, 1996. Sales of computer systems, upgrades and supplies increased 78.2% to $9.6 million from $5.4 million while net revenues from maintenance and other services grew 28.8% to $5.1 million from $4.0 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was due to an increase in such revenues for both QSI and Clinitec together with the contribution of such revenues from MicroMed which was acquired in May 1997. The increase in maintenance and other services net revenue resulted principally from an increase in such revenues for QSI which has a larger client base than the more recently formed Clinitec and MicroMed organizations. The Company's periodic results fluctuate and there can be no assurance that similar revenue increases or revenue levels will be achieved in future periods.

Cost of Products and Services. Cost of products and services for the six months ended September 30, 1997 increased 42.0% to $6.6 million from $4.6 million for the six months ended September 30, 1996 while cost of products and services as a percentage of net revenues decreased to 44.8% from 49.7% during the comparable periods. The increase in cost of products and services in amount during the September 30, 1997 period as compared to the September 30, 1996 period results from a combination of the effects of: the increase in net revenues; increased product development, customer service, support, and training personnel during the September 30, 1997 period reflecting the Company's recent growth in annual sales volumes; and, the impact of the acquisition of MicroMed. The decrease in the cost of products and services as a percentage of net revenues for the period ended September 30, 1997 as compared to the period ended September 30, 1996 results primarily from a combination of the overall increase in net revenues during the September 1997 period as compared to the September 1996 period and a large increase in the dollar amount of systems sales which did not include any significant amount of hardware content. Systems sales without significant hardware components generally yield higher margins than those systems sales that also include significant hardware components. The mixture of sales with and without significant hardware components fluctuates from quarter to quarter and there can be no assurance that the mixture of such sales attained in the period ended September 30, 1997 will be achieved in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 1997 increased 82.0% to $5.9 million from $3.2 million for the six months ended September 30, 1996 primarily as a result of: the consolidation of MicroMed's selling, general and administrative expenses during the portion of the period ended September 30, 1997 following the May 1997 acquisition of the MicroMed business; the inclusion of such Clinitec expenses for the entire six-month period ended September 30, 1997 as compared to the inclusion of such Clinitec expenses for only that portion of the corresponding period ended September 30, 1996 following the May 1996 Clinitec acquisition; an increase in the September 1997 period commission expense arising from the increased sales volume; and, an increase in QSI's and Clinitec's selling efforts, sales personnel and administrative infrastructure. In addition, primarily as a result of the less mature Clinitec and MicroMed infrastructures and the increase in commission expense, selling, general and administrative expenses as a percentage of net revenues increased to 39.9% from 34.4% for the respective periods.

Research and Development Costs. Research and development costs for the six months ended September 30, 1997 increased 66.4% to $1.6 million from $932,000 for the six months ended September 30, 1996. The increase is the result of increased research and development efforts by QSI and Clinitec as well as consolidation of MicroMed's research and development costs during the portion of the period ended September 30, 1997 following the May 1997 purchase of the MicroMed business. Research and development costs as a percentage of net revenues increased to 10.6% as compared to 10.0% for the respective periods as a result of the inclusion of MicroMed's operations. Without including MicroMed's operations, the percentage would have decreased somewhat due to the impact of increased revenues offset in part by increased QSI and Clinitec research and development efforts.

Purchased In-Process Research and Development. In connection with the acquisition of MicroMed in May 1997, MicroMed's in-process research and development for which technological feasibility had not been established was valued in excess of $4.7 million. After allocating the purchase price paid to identifiable tangible and certain intangible assets, the remaining $4.7 million unallocated portion of the purchase price was allocated to MicroMed's in-process research and development. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs must be expensed until technological feasibility has been established. Accordingly, the $4.7 million value allocated to MicroMed's purchased in-process research and development was expensed during the six month period ended September 30, 1997. Correspondingly, Clinitec was acquired in May 1996, and its in-process research and development for which technological feasibility had not been established as of the acquisition date was valued at $8.3 million which value was accordingly charged to operations during the six month period ended September 30, 1996.

Investment and Other Income. Investment and other income for the six months ended September 30, 1997 decreased 25.9% to $495,000 from $668,000 for the six months ended September 30, 1996 primarily as a result of a decrease in average funds available for investment during the period ended September 30, 1997. The decrease in available funds is primarily the result of the timing and amounts of the cash payments made to acquire Clinitec and MicroMed in May 1996 and May 1997, respectively, together with amounts used to fund the growth of Clinitec over the last twelve months and more recently the growth of MicroMed.

Provision for (Benefit from) Income Taxes. The benefit from income taxes for the six months ended September 30, 1997 was $(1.2) million as compared to a provision of $530,000 for the six months ended September 30, 1996.
The benefit from income taxes for the six months ended September 30, 1997 differs from the combined statutory rate primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec. The MicroMed acquisition was structured as a taxable transaction while the Clinitec acquisition was tax-free at the acquisition date. Consequently, the provision for income taxes for the six months ended September 30, 1996 differs from the combined statutory rate primarily due to the non-deductible amortization of certain intangible assets and the non-deductible $8.3 million charge for purchased in-process research and development each of which was incurred in connection with the May 1996 acquisition of Clinitec.


LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents decreased $6.0 million for the six months ended September 30, 1997 primarily as a result of the purchase of the MicroMed business. Correspondingly, cash and cash equivalents decreased $5.1 million for the six months ended September 30, 1996 principally as a result of the payment of the cash portion of the purchase price for the remaining 75% ownership interest in Clinitec in May 1996.

Net cash provided by operating activities for the six months ended September 30, 1997 was $603,000 consisting primarily of the Company's $(2.4) million net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $4.7 million charge for the MicroMed purchased in-process research and development and the related tax benefit, offset by an increase in accounts receivable. The increase in accounts receivable during the period ended September 30, 1997 resulted primarily from increased sales as compared to the six months ended March 31, 1997 and the timing of such sales during the respective periods. Net cash provided by operating activities for the six months ended September 30, 1996 was $88,000 consisting primarily of the Company's $(7.6) million net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $8.3 million charge for the Clinitec purchased in-process research and development, offset by an increase in accounts receivable and a decrease in accounts payable.

Net cash used in investing activities for the six months ended September 30, 1997 was $6.4 million consisting principally of $5.3 million, including a $550,000 operating loan made by QSI to MicroMed prior to the acquisition date, used to purchase the MicroMed business, plus additions to equipment and improvements and capitalized software. Net cash used in investing activities for the six months ended September 30, 1996 was $5.2 million consisting principally of the payment of the $4.9 million cash portion of the May 1996 purchase price for the remaining 75% ownership interest in Clinitec, related legal costs of the acquisition, and additions to equipment and improvements and capitalized software offset in part with proceeds from the sales of short-term investments.

Net cash used in financing activities for the six months ended September 30, 1997 was $168,000 consisting of the purchase of 27,600 shares of the Company's Common Stock offset in part by proceeds from the exercise of stock options. Net cash provided by financing activities was negligible for the six months ended September 30, 1996.

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the six months ended September 30, 1997, the Company repurchased 27,600 shares at a cost of $182,000. Since the inception of the repurchase program through November 7, 1997, 30,600 shares have been repurchased at a cost of $205,000.

At September 30, 1997, the Company had cash and cash equivalents of $15.9 million and short-term investments of $938,000. Short-term investments include a $675,000 investment in a fund which trades in special situation securities. There can be no assurance that the markets for these securities will not change, causing a loss of principal.

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

Except for the acquisition of MicroMed and the Company's intention to expend funds on capitalized software in connection with complementary products to its existing product line and alternative versions of certain of its products for the client/server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments.

The Company believes that its cash and cash equivalents and short-term investments on hand at September 30, 1997, together with the cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

PART II. OTHER INFORMATION
-------- -----------------

Item  6. Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)    Exhibits:
         ---------

         The Exhibits listed on the accompanying Index to Exhibits on page 25 are filed as part of this report.


  (b)    Reports on Form 8-K:
         --------------------

         None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        QUALITY SYSTEMS, INC.

Date November 12, 1997           By       /s/ Sheldon Razin
     -----------------             ----------------------------------
                                   Sheldon Razin
                                   President and Chairman
                                   of the Board of Directors;
                                   Principal Executive Officer



Date November 12, 1997           By       /s/ Robert G. McGraw
     -----------------             ----------------------------------
                                   Robert G. McGraw
                                   Chief Financial Officer;
                                   Principal Accounting Officer



                               INDEX TO EXHIBITS




                                                            Sequential
                                                                  Page
   Exhibit                                                         No.
   -------                                                  ----------




     11.0  Earnings per share computation, is filed herewith       26

     27.0  Financial Data Schedule, is filed herewith.             27

                             EXHIBIT 11.0
                             ------------



The net income per share for the three months ended September 30, 1997 and 1996 was computed using the weighted average number of shares outstanding during the periods of 6,033,000 and 5,965,000, respectively, which amounts included common share equivalents from stock options. The difference between primary and fully diluted net income per share for each of the three-month periods was not significant.

The net loss per share for the six months ended September 30, 1997 and 1996 was computed using the weighted average number of shares actually outstanding during the periods of 5,988,000 and 5,886,000, respectively, and any common share equivalents were excluded because their impact would have been anti-dilutive.