Form 10-Q
period 1997-12-31
QUALITY SYSTEMS INC
filed 1998-02-10
CIK 708818

<PAGE 1>
               U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                        ______________________
                              FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                         ________________________
                                   OR

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

         5,963,612 shares of Common Stock, $.01 par value,
                       as of January 30, 1998

<PAGE 2>

                   PART I.  CONSOLIDATED FINANCIAL INFORMATION
                   -------  ----------------------------------
     Item 1.  Financial Statements
     -------  --------------------
                           QUALITY SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                  December 31,  March 31,
                                    ASSETS            1997        1997
                                                  -----------   --------
                                                  (unaudited)
Current Assets:
  Cash and cash equivalents                         $15,330     $21,852
  Short-term investments                                982         883
  Accounts receivable, net                            8,291       6,574
  Inventories                                         1,124       1,071
  Other current assets                                  785         628
                                                    -------     -------
     Total current assets                            26,512      31,008
Equipment and Improvements, net                       1,717       1,391
Capitalized Software Costs, net                       1,918       1,041
Excess of Cost Over Net Assets
  Of Acquired Business, net                           2,631       2,868
Deferred Tax Asset                                    1,379         -
Other Assets, net                                     2,116       1,558
                                                    -------     -------
     Total assets                                   $36,273     $37,866
                                                    =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                  $ 1,173     $ 1,345
  Deferred service revenue                            1,853       1,493
  Estimated costs to complete
    system installations                                609         565
  Other current liabilities                           2,769       1,992
                                                    -------     -------
     Total current liabilities                        6,404       5,395
Deferred Tax Liability                                  -           201
                                                    -------     -------
     Total liabilities                                6,404       5,596
                                                    -------     -------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000,000
    shares authorized, 5,963,612 and 5,997,462
    shares issued and outstanding, respectively          60          60
  Additional paid-in capital                         33,897      34,144
  Accumulated deficit                                (4,088)     (1,934)
                                                    -------     -------
     Total shareholders' equity                      29,869      32,270
                                                    -------     -------
     Total liabilities and shareholders' equity     $36,273     $37,866
                                                    =======     =======

See notes to consolidated financial statements.

<PAGE 3>

                               QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)


                                     Three Months Ended   Nine Months Ended
                                     ------------------   -----------------
                                        December 31,         December 31,
                                       1997      1996       1997    1996
                                     --------  --------   -------  --------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies            $ 4,796   $ 2,563    $14,354  $ 7,926
  Maintenance and other services       2,741     2,114      7,848    6,080
                                     --------  --------   -------  -------
                                       7,537     4,677     22,202   14,006
Cost of Products and Services          3,524     2,431     10,101    7,064
                                     --------  --------   -------  -------
Gross Profit                           4,013     2,246     12,101    6,942

Selling, General and
  Administrative Expenses              3,119     2,106      8,973    5,323
Research and Development Costs           698       519      2,249    1,451
Purchased In-Process
  Research and Development              -         -         4,720    8,300
                                     --------  --------   -------  -------

Income (Loss) from Operations            196      (379)    (3,841)  (8,132)

Investment and Other Income              278       316        773      984
                                     --------  --------   -------  -------
Income (Loss) before Provision for
  (Benefit from) Income Taxes            474       (63)    (3,068)  (7,148)

Provision for (Benefit from)
  Income Taxes                           242        17       (914)     547
                                     --------  --------   -------  -------
Net Income (Loss)                    $   232   $   (80)   $(2,154) $(7,695)
                                     ========  ========   =======  =======



Net Income (Loss) per Share,
  basic and diluted                    $0.04     $(0.01)   $(0.36)  $(1.30)
                                       =====     ======    ======   ======

Weighted Average Number of
  Shares Outstanding                   6,026     5,979      5,982    5,917
                                     =======   =======    =======  =======


See notes to consolidated financial statements.

<PAGE 4>


                             QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                           Nine Months Ended December 31,
                                           -----------------------------
                                               1997            1996
                                           ------------    -------------
[S]                                        [C]               [C]
Cash Flows from Operating Activities:
  Net loss                                  $(2,154)          $(7,695)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
   Purchased in-process
     research and development                 4,720             8,300
   Depreciation and amortization              1,346               819
   Gains on short-term investments              (99)              (83)
   Equity in loss of Clinitec
     International, Inc.                        -                  31
   Deferred income taxes                     (1,384)              142
Changes, net of amounts acquired, in:
  Accounts receivable                        (1,520)           (1,078)
  Inventories                                   (53)             (435)
  Other current assets                         (321)             (196)
  Other assets                                 (145)              -
  Accounts payable                             (226)             (513)
  Deferred service revenue                      199               215
  Estimated costs to complete
    system installations                         44               139
  Income taxes payable and taxes
    related to equity accounts                   (6)               10
  Other current liabilities                     331                79
                                           ------------    -------------
Net Cash Provided by (Used in)
  Operating Activities                          732              (265)
                                           ------------    -------------
Cash Flows from Investing Activities:
  Proceeds from sales of
    short-term investments                      -                 402
  Purchases of short-term investments           -                 (51)
  Net additions to equipment
    and improvements                           (614)             (462)
  Additions to capitalized
    software costs                           (1,361)             (545)
  Purchase of Additional Ownership
    Interest in Clinitec
    International, Inc.                         -              (4,946)
  Purchase of Net Assets of MicroMed
    Healthcare Information Systems, Inc.     (5,259)              -
  Change in other assets                        237               (69)
                                           ------------    -------------

Net Cash Used in Investing Activities        (6,997)           (5,671)
                                           ------------    -------------
Cash Flows from Financing Activities:
  Purchases of Common Stock                  $   (271)       $    -
  Proceeds from Exercise of
    Stock Options                                  14              61
                                           ------------    -------------
Net Cash Provided by (Used in)
  Financing Activities                           (257)             61
                                           ------------    -------------
Net Decrease in Cash and Cash Equivalents      (6,522)         (5,875)

Cash and Cash Equivalents,
  beginning of period                          21,852          27,872
                                           ------------    -------------
Cash and Cash Equivalents, end of period     $ 15,330        $ 21,997
                                           ============    =============

[/TABLE]

Supplemental Information - During the nine months ended December 31, 1997 and 1996, the Company made income tax payments, net of refunds received, of $482 and $430, respectively.


                                          Nine Months Ended December 31,
                                          ------------------------------
                                              1997            1996
                                          -------------   --------------
Detail of businesses acquired in
  purchase transactions:

Purchased In-Process
  Research and Development                   $ 4,720        $ 8,300
Fair Value of Assets Acquired (net of
  previous investment, if any)                 1,216          3,999
Liabilities Assumed                             (677)          (459)
Common Stock Issued in the Acquisition           -           (6,894)
                                          -------------   --------------
Cash Paid for the Acquisition,
  net of cash acquired                       $ 5,259        $ 4,946
                                          =============   ==============


     See notes to consolidated financial statements.

<PAGE 5>

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

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the December 31, 1997 presentation.


NOTE 2 - ACQUISITION OF MICROMED HEALTHCARE INFORMATION SYSTEMS, INC.
------   ------------------------------------------------------------

On May 15, 1997, the Company acquired substantially all of the assets of MicroMed Healthcare Information Systems, Inc. ("MicroMed"), a developer and marketer of proprietary information systems utilizing a graphical user interface client/server platform for medical group practices. The purchase price consists of an initial cash payment of $4.8 million paid at the closing of the transaction and an additional payment of up to $6.0 million due no later than June 29, 1998. The additional payment will be determined using a formula based primarily upon Revenues and Pre-Tax Operating Income of the MicroMed Business, each as defined in the related Asset Purchase Agreement, for the twelve months ending March 31, 1998. Up to 15% of the additional payment, if any, is payable in the Company's Common Stock at the sole election of the Company with the balance of any such payment payable in cash. As of the closing date of the transaction, MicroMed also had an operating loan payable to the Company in the amount of $550,000. For accounting purposes, the loan balance is considered part of the purchase price in addition to the $4.8 million payment made at the closing. The acquisition was treated as a purchase for financial reporting purposes. In connection with this treatment, the Company allocated $4.7 million of the purchase price paid at the closing of the transaction to purchased in-process research and development which was charged against operations during the quarter ended June 30, 1997.

<PAGE 6>

NOTE 3 - STOCK REPURCHASE
------   ----------------

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the nine months ended December 31, 1997, the Company repurchased 40,100 shares at a cost of $271,000.


NOTE 4 - INCOME TAXES
------   ------------

The provisions for income taxes for the three months ended December 31, 1997 and 1996 differ from the combined statutory rate primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. ("Clinitec").

The provision for income taxes for the nine months ended December 31, 1997 differs from the combined statutory rate primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec. The MicroMed acquisition was structured as a taxable transaction while the Clinitec acquisition was tax-free at the acquisition date. Consequently, the provision for income taxes for the nine months ended December 31, 1996 differs from the combined statutory rate primarily due to the non-deductible amortization of certain intangible assets and the non-deductible $8.3 million charge for purchased in-process research and development each of which were incurred in connection with the May 1996 acquisition of Clinitec.


NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS
------   ------------------------------------

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (EPS), ("SFAS No. 128"). SFAS No. 128 requires the Company to report Basic EPS, as defined therein, which excludes all common share equivalents from the earnings per share computation, and Diluted EPS, as defined therein, which is calculated similar to the Company's previous primary earnings per share computation. Earnings per share amounts for all periods presented have been restated to conform with the requirements of SFAS No. 128.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

<PAGE 7>

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

<PAGE 8>

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

<PAGE 9>

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

The Company believes that once a health care provider has chosen a particular health care information system vendor, the provider will, for a period of time, be more likely to rely on that vendor for its future information system requirements. In addition, if the health care industry continues to undergo further consolidation as it has recently experienced, each sale of the Company's systems will assume even greater importance to the Company's business, financial condition and results of operations. The Company's inability to make initial sales of its systems to either newly formed groups and/or health care providers that are replacing or substantially modifying their health care information systems could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if new systems sales do not materialize, maintenance service revenues can be expected to decrease over time due to failure to capture new maintenance revenues therefrom and due to attrition of existing maintenance revenues associated with the Company's existing clients whose systems become obsolete or are replaced by competitors' products.

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

The Company is currently evaluating the impact of Year 2000 issues upon its software used internally as well as that which is licensed to its customers and, pending the conclusion of its evaluation, the impact of such Year 2000 issues upon the Company and its financial performance is uncertain.

<PAGE 10>

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

<PAGE 11>

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

<PAGE 12>

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

<PAGE 13>

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

<PAGE 14>

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

Augmenting its practice management software, QSI added Clinitec's electronic medical records software to its product line in 1995 and completed its acquisition of Clinitec in May 1996. Clinitec's principal product, NextGen*, permits scanning, annotation, retrieval and analysis of medical records in all formats, from documents to photographs and X-rays. NextGen has been developed using a client/server platform, a graphical user interface for compatibility with UNIX, Microsoft Windows, Windows NT and Windows 95 operating systems, and a relational database for flexibility in


*     NextGen is a registered trademark of Clinitec International, Inc.

<PAGE 15>

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

<PAGE 16>

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


                                        Three Months       Nine Months
                                           Ended             Ended
                                        December 31,       December 31,
                                      ----------------   ----------------
                                       1997      1996     1997      1996
                                      ------    ------   ------    ------
Net Revenues:
  Sales of computer systems,
     upgrades and supplies             63.6%     54.8%    64.7%     56.6%
  Maintenance and other services       36.4      45.2     35.3      43.4
                                      ------    ------   ------    ------
                                      100.0     100.0    100.0     100.0
Cost of Products and Services          46.8      52.0     45.5      50.4
                                      ------    ------   ------    ------
Gross Profit                           53.2      48.0     54.5      49.6

Selling, General and
  Administrative Expenses              41.4      45.0     40.4      38.0
Research and Development Costs          9.2      11.1     10.1      10.4
Purchased In-Process
  Research and Development              -         -       21.3      59.3
                                      ------    ------   ------    ------
Income (Loss) from Operations           2.6      (8.1)   (17.3)    (58.1)

Investment and Other Income             3.7       6.8      3.5       7.1
                                      ------    ------   ------    ------
Income (Loss) before Provision for
  (Benefit from) Income Taxes           6.3      (1.3)   (13.8)    (51.0)

Provision for (Benefit from)
  Income Taxes                          3.2       0.4     (4.1)      3.9
                                      ------    ------   ------    ------
Net Income (Loss)                       3.1%     (1.7)%   (9.7)%   (54.9)%
                                      ======    ======   ======    ======


<PAGE 17>

For the Three-Month Periods Ended December 31, 1997 and 1996.

The Company's net income for the three months ended December 31, 1997 was $232,000, or $0.04 per share on 6,026,000 weighted average shares outstanding, as compared to a net loss of $(80,000), or $(0.01) per share on 5,979,000 weighted average shares outstanding, for the three months ended December 31, 1996.

Net Revenues. Net revenues for the three months ended December 31, 1997 increased 61.2% to $7.5 million from $4.7 million for the three months ended December 31, 1996. Sales of computer systems, upgrades and supplies increased 87.1% to $4.8 million from $2.6 million while net revenues from maintenance and other services grew 29.7% to $2.7 million from $2.1 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was due to an increase in such revenues for QSI and Clinitec and the contribution of such revenues from MicroMed which was acquired in May 1997. The increase in maintenance and other services net revenue resulted principally from an increase in such revenues for QSI which has a larger client base than the more recently formed Clinitec and MicroMed organizations. The Company's quarterly results fluctuate and there can be no assurance that similar revenue increases or revenue levels will be achieved in future quarters.

Cost of Products and Services. Cost of products and services for the three months ended December 31, 1997 increased 45.0% to $3.5 million from $2.4 million for the three months ended December 31, 1996 while cost of products and services as a percentage of net revenues decreased to 46.8% from 52.0% during the comparable periods. The increase in cost of products and services in amount during the December 31, 1997 quarter as compared to the December 31, 1996 quarter resulted from a combination of the effects of: the increase in net revenues; increased product development, customer service, support, and training personnel reflecting the Company's recent growth in annual sales volumes; and, the impact of the acquisition of MicroMed. The decrease in the cost of products and services as a percentage of net revenues resulted primarily from a combination of the overall increase in net revenues during the December 1997 quarter as compared to the December 1996 quarter and an increase in the dollar amount of systems sales, including sales from recently acquired MicroMed, which did not include any significant amount of hardware content. Systems sales without significant hardware components generally yield higher margins than those systems sales that also include significant hardware components. The mixture of sales with and without significant hardware components fluctuates from quarter to quarter and there can be no assurance that the mixture of such sales attained in the quarter ended December 31, 1997 will be achieved in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1997 increased 48.1% to $3.1 million from $2.1 million for the three months ended December 31, 1996 primarily as a result of: the inclusion of MicroMed's selling, general and administrative expenses for the December 1997 quarter following the May 1997 acquisition of the MicroMed business and an increase in Clinitec's selling efforts, sales personnel and administrative infrastructure. In addition, primarily as a result of increased sales by QSI and Clinitec offset in part by the effects of the less mature MicroMed infrastructure, selling, general and administrative expenses as a percentage of net revenues decreased to 41.4% from 45.0% for the respective periods.

<PAGE 18>

Research and Development Costs. Research and development costs for the three months ended December 31, 1997 increased 34.5% to $698,000 from $519,000 for the three months ended December 31, 1996. The increase was principally the result of the inclusion of MicroMed's research and development costs for the December 1997 quarter following the May 1997 purchase of the MicroMed business and an increase in Clinitec's research and development efforts. Research and development costs as a percentage of net revenues decreased to 9.2% as compared to 11.1% for the respective periods primarily as a result of the effect of increased revenues offset in part by the inclusion of MicroMed's operations for the December 1997 quarter.

Investment and Other Income. Investment and other income for the three months ended December 31, 1997 decreased 12.0% to $278,000 from $316,000 for the three months ended December 31, 1996 primarily as a result of a decrease in average funds available for investment during the quarter ended December 31, 1997. The decrease in available funds was primarily the result of the payment made to acquire the MicroMed business in May 1997 together with amounts used to fund the growth of Clinitec and MicroMed.

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 1997 was $242,000 as compared to $17,000 for the three months ended December 31, 1996. The provisions for income taxes for the three months ended December 31, 1997 and 1996 differ from the combined statutory rate primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition.


For the Nine-Month Periods Ended December 31, 1997 and 1996.

After recognizing a $4.7 million charge for purchased in-process research and development in connection with the acquisition of the MicroMed business, the Company incurred a net loss of $(2.2) million, or $(0.36) per share on 5,982,000 weighted average shares outstanding, for the nine months ended December 31, 1997. In comparison, after recognizing an $8.3 million charge for purchased in-process research and development in connection with the Clinitec acquisition, the Company incurred a net loss of $(7.7) million, or $(1.30) per share on 5,917,000 weighted average shares outstanding, for the nine months ended December 31, 1996.

Net Revenues. Net revenues for the nine months ended December 31, 1997 increased 58.5% to $22.2 million from $14.0 million for the nine months ended December 31, 1996. Sales of computer systems, upgrades and supplies increased 81.1% to $14.4 million from $7.9 million while net revenues from maintenance and other services grew 29.1% to $7.8 million from $6.1 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was due to a large increase in such revenues for Clinitec together with an increase in such revenues for QSI and the contribution of such revenues from MicroMed which was acquired in May 1997. The increase in maintenance and other services net revenue resulted principally from an increase in such revenues for QSI which has a larger client base than the more recently formed Clinitec and MicroMed organizations. The Company's periodic results fluctuate and there can be no assurance that similar revenue increases or revenue levels will be achieved in future periods.

<PAGE 19>

Cost of Products and Services. Cost of products and services for the nine months ended December 31, 1997 increased 43.0% to $10.1 million from $7.1 million for the nine months ended December 31, 1996 while cost of products and services as a percentage of net revenues decreased to 45.5% from 50.4% during the comparable periods. The increase in cost of products and services in amount during the December 31, 1997 period as compared to the December 31, 1996 period resulted from a combination of the effects of: the increase in net revenues; increased product development, customer service, support, and training personnel during the December 1997 period reflecting the Company's recent growth in annual sales volumes; and, the impact of the acquisition of MicroMed. The decrease in the cost of products and services as a percentage of net revenues for the period ended December 31, 1997 as compared to the period ended December 31, 1996 resulted primarily from a combination of the overall increase in net revenues during the December 1997 period as compared to the December 1996 period and a large increase in the dollar amount of systems sales, including revenues from recently acquired MicroMed, which did not include any significant amount of hardware content. Systems sales without significant hardware components generally yield higher margins than those systems sales that also include significant hardware components. The mixture of sales with and without significant hardware components fluctuates from quarter to quarter and there can be no assurance that the mixture of such sales attained in the period ended December 31, 1997 will be achieved in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 1997 increased 68.6% to $9.0 million from $5.3 million for the nine months ended December 31, 1996 primarily as a result of: the consolidation of MicroMed's selling, general and administrative expenses during the portion of the period ended December 31, 1997 following the May 1997 acquisition of the MicroMed business; the inclusion of such Clinitec expenses for the entire nine-month period ended December 31, 1997 as compared to the inclusion of such Clinitec expenses for only that portion of the corresponding period ended December 31, 1996 following the May 1996 Clinitec acquisition; an increase in the December 1997 period commission expense arising from the increased sales volume; and, an increase in QSI's and Clinitec's selling efforts, sales personnel and administrative infrastructure. In addition, primarily as a result of the less mature Clinitec and MicroMed infrastructures and the increase in commission expense, selling, general and administrative expenses as a percentage of net revenues increased to 40.4% from 38.0% for the respective periods.

Research and Development Costs. Research and development costs for the nine months ended December 31, 1997 increased 55.0% to $2.2 million from $1.5 million for the nine months ended December 31, 1996. The increase was the result of increased research and development efforts by QSI and Clinitec as well as consolidation of MicroMed's research and development costs during the portion of the period ended December 31, 1997 following the May 1997 purchase of the MicroMed business. Research and development costs as a percentage of net revenues decreased to 10.1% as compared to 10.4% for the respective periods primarily as a result of the effect of increased revenues offset in part by the inclusion of MicroMed's operations.

<PAGE 20>

Purchased In-Process Research and Development. In connection with the acquisition of MicroMed in May 1997, MicroMed's in-process research and development for which technological feasibility had not been established was valued in excess of $4.7 million. After allocating the purchase price paid to identifiable tangible and certain intangible assets, the remaining $4.7 million unallocated portion of the purchase price was allocated to MicroMed's in-process research and development. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs must be expensed until technological feasibility has been established. Accordingly, the $4.7 million value allocated to MicroMed's purchased in-process research and development was expensed during the nine-month period ended December 31, 1997. Correspondingly, Clinitec was acquired in May 1996, and its in-process research and development for which technological feasibility had not been established as of the acquisition date was valued at $8.3 million which value was accordingly charged to operations during the nine-month period ended December 31, 1996.

Investment and Other Income. Investment and other income for the nine months ended December 31, 1997 decreased 21.4% to $773,000 from $984,000 for the nine months ended December 31, 1996 primarily as a result of a decrease in average funds available for investment during the period ended December 31, 1997. The decrease in available funds was primarily the result of the timing and amounts of the cash payments made to acquire Clinitec and MicroMed in May 1996 and May 1997, respectively, together with amounts used to fund the growth of Clinitec and MicroMed.

Provision for (Benefit from) Income Taxes. The benefit from income taxes for the nine months ended December 31, 1997 was $(914,000) as compared to a provision of $547,000 for the nine months ended December 31, 1996. The benefit from income taxes for the nine months ended December 31, 1997 differs from the combined statutory rate primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec. The MicroMed acquisition was structured as a taxable transaction while the Clinitec acquisition was tax-free at the acquisition date. Consequently, the provision for income taxes for the nine months ended December 31, 1996 differs from the combined statutory rate primarily due to the non-deductible amortization of certain intangible assets and the non-deductible $8.3 million charge for purchased in-process research and development each of which was incurred in connection with the May 1996 acquisition of Clinitec.


LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents decreased $6.5 million for the nine months ended December 31, 1997 primarily as a result of the purchase of the MicroMed business. Correspondingly, cash and cash equivalents decreased $5.9 million for the nine months ended December 31, 1996 principally as a result of the payment of the cash portion of the purchase price for the remaining 75% ownership interest in Clinitec in May 1996.

<PAGE 21>

Net cash provided by operating activities for the nine months ended December 31, 1997 was $732,000 consisting primarily of the Company's $(2.2) million net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $4.7 million charge for the MicroMed purchased in-process research and development and the related tax benefit, offset by an increase in accounts receivable. The increase in accounts receivable during the period ended December 31, 1997 resulted primarily from increased sales. Net cash used in operating activities for the nine months ended December 31, 1996 was $265,000 consisting primarily of the Company's $(7.7) million net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $8.3 million charge for the Clinitec purchased in-process research and development, offset by an increase in accounts receivable and a decrease in accounts payable.

Net cash used in investing activities for the nine months ended December 31, 1997 was $7.0 million consisting principally of $5.3 million, including a $550,000 operating loan made by QSI to MicroMed prior to the acquisition date, used to purchase the MicroMed business, plus additions to equipment and improvements and capitalized software. Net cash used in investing activities for the nine months ended December 31, 1996 was $5.7 million consisting principally of the payment of the $4.9 million cash portion of the May 1996 purchase price for the remaining 75% ownership interest in Clinitec, related legal costs of the acquisition, and additions to equipment and improvements and capitalized software offset in part with proceeds from the sales of short-term investments.

Net cash used in financing activities for the nine months ended December 31, 1997 was $257,000 consisting of the purchase of 40,100 shares of the Company's Common Stock offset in part by proceeds from the exercise of stock options. Net cash provided by financing activities consisted of $61,000 in proceeds from the exercise of stock options for the nine months ended December 31, 1996.

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the nine months ended December 31, 1997, the Company repurchased 40,100 shares at a cost of $271,000. Since the inception of the repurchase program through January 30, 1998, 40,100 shares have been repurchased at a cost of $271,000.

At December 31, 1997, the Company had cash and cash equivalents of $15.3 million and short-term investments of $982,000. Short-term investments include a $739,000 investment in a fund which trades in special situation securities. There can be no assurance that the markets for these securities will not change causing a loss of principal.

<PAGE 22>

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

The Company believes that its cash and cash equivalents and short-term investments on hand at December 31, 1997, together with the cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

<PAGE 23>

PART II. OTHER INFORMATION
-------- -----------------

Item  6. Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)    Exhibits:
         ---------

         The Exhibits listed on the accompanying Index to Exhibits on page 25 are filed as part of this report.


  (b)    Reports on Form 8-K:
         --------------------

         None.

<PAGE 24>


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        QUALITY SYSTEMS, INC.

Date  February 9, 1998           By       /s/ Sheldon Razin
     -----------------             ----------------------------------
                                   Sheldon Razin
                                   President and Chairman
                                   of the Board of Directors;
                                   Principal Executive Officer



Date  February 9, 1998               By       /s/ Robert G. McGraw
     -----------------             ----------------------------------
                                   Robert G. McGraw
                                   Chief Financial Officer;
                                   Principal Accounting Officer


<PAGE 25>

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


<PAGE 26>


                             EXHIBIT 11.0
                             ------------

Basic and diluted net income per share amounts for the three months ended December 31, 1997 were computed using the weighted average number of shares outstanding during the period of 5,971,000 and 6,026,000, respectively.

The net loss per share amounts for the three months ended December 31, 1996 and the nine months ended December 31, 1997 and 1996 were computed using the weighted average number of shares actually outstanding during the periods of 5,979,000, 5,982,000 and 5,917,000, respectively, and any common share equivalents were excluded because their impact would have been anti-dilutive.