Form 10-K
period 1998-03-31
QUALITY SYSTEMS INC
filed 1998-06-10
CIK 708818

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended March 31, 1998

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of May 29, 1998: $36,609,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 29, 1998: 5,997,612.

                    DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 1998 annual meeting which is to be filed with the Commission on or before July 29, 1998.

                                  PART I.

Item 1.  BUSINESS.
         ---------

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of the Registrant's product development plans, business strategies and market factors influencing the Registrant's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Registrant as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Registrant's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution; consolidation within the Registrant's target marketplace and among the Registrant's competitors; and, competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Registrant's ability to achieve its goals and interested persons are urged to review the risks described under "Item 1. Business. Risk Factors." and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." as well as in the Registrant's other public disclosures and filings with the Securities and Exchange Commission.


                              COMPANY OVERVIEW.

Quality Systems, Inc. ("QSI") and its wholly-owned subsidiaries, Clinitec International, Inc. ("Clinitec") and MicroMed Healthcare Information Systems, Inc. ("MicroMed"), (collectively, the "Company") develop and market healthcare information systems that automate medical and dental group practices, physician hospital organizations ("PHOs"), management service organizations ("MSOs"), and community health centers. In response to the growing need for more comprehensive, cost-effective information solutions for physician and dental practices, the Company's systems provide its clients with the ability to redesign patient care and other workflow processes, improve productivity, reduce information processing and administrative costs, and provide multi-site access to patient information. The Company's proprietary software systems include general patient information, electronic medical records, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, dental charting, and letter generation. In addition to providing fully integrated software information solutions to its clients, the Company offers comprehensive hardware and software installation services, maintenance and support services, system training services, and electronic insurance claims submission services.

The Company currently has an installed base of more than 500 healthcare information systems serving PHOs, MSOs, group practices, specialty practices, dental schools and other healthcare organizations, each of which consists of from one to 250 physicians or dentists. The Company believes that as healthcare providers are increasingly required to reduce costs while maintaining the quality of healthcare, the Company will be able to capitalize on its strategy of providing fully integrated information systems and superior client service.

QSI is a California corporation formed in 1974 and was founded with an early focus on providing information systems and services primarily for dental group practices. QSI's initial "turnkey" systems were designed to improve productivity while reducing information processing costs and personnel requirements. In the mid-1980's, QSI capitalized on the opportunity presented by the increasing pressure of cost containment on physicians and healthcare organizations and further expanded its information processing systems into the broader medical market. Today, QSI primarily develops and provides integrated character-based healthcare information systems utilizing a UNIX* operating system for both the medical and dental markets ("Legacy Product"). These expandable systems operate on a stand-alone basis or in a networked environment.

Augmenting its medical practice management software system, QSI added Clinitec's electronic medical records software, NextGen**, to its product line in 1995 and completed its acquisition of Clinitec in May 1996 (see "Item 1. Business. Acquisitions."). NextGen allows healthcare providers to create and maintain medical records using a series of user-definable clinical "templates". Data is generally captured using a light pen or a mouse, and entries are then turned into sentences and/or paragraphs to create documentation. NextGen also supports the scanning and annotation of paper documents, photographs and X-rays, and contains many other advanced features. NextGen is marketed both in conjunction with the Company's practice management software offerings as well as on a stand-alone basis where NextGen may interface with other practice management systems. With the addition of NextGen, the Company believes that it currently provides a comprehensive information management solution for the medical marketplace.

In September 1996, QSI entered into a software licensing and development agreement to utilize and market a computerized oral health records system for dental practitioners ("Charting Product"). QSI continues to modify and expand the product's source code to meet the needs of large dental groups and has interfaced this charting system with the dental Legacy Product.
The dental charting software incorporates specific clinical information associated with tooth and perio charting, video image management (including interfacing with digital X-ray equipment and intra-oral cameras), periodontal screening and recording examination ("PSR") results and patient education, and maintains chart notes in both text and audio form. The system is being developed with a client/server architecture; a GUI design utilizing either Windows 95 or Windows NT operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant. In addition, the dental charting software can be integrated with components from the NextGen electronic medical records system to form the base for a chartless, paperless dental office environment.

Further augmenting its medical practice management system product line, the Company purchased MicroMed in May 1997 (see "Item 1. Business. Acquisitions."). MicroMed develops and markets proprietary medical practice management systems. MicroMed's practice management system ("Windows Product") has been developed with a client/server architecture; a GUI design utilizing either Windows 95 or Windows NT operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant. MicroMed's product is designed to provide a flexible, enterprise-wide solution employing a master patient index.

*     UNIX is a registered trademark of AT&T Corporation.
**    NextGen is a registered trademark of Clinitec International, Inc.
*** Microsoft Windows, Windows NT and Windows 95 are registered trademarks of Microsoft Corporation.

                               ACQUISITIONS.

CLINITEC.

Clinitec was formed in 1994 to develop and market electronic medical records software systems. In April 1995, QSI entered into a strategic relationship with Clinitec providing QSI with certain marketing rights to Clinitec's products. In May 1995, as part of this relationship, QSI acquired a 25% equity interest in Clinitec for $1.0 million in cash. In May 1996, QSI acquired the remaining 75% of Clinitec for approximately $4.9 million in cash plus 309,846 shares of QSI Common Stock. For purposes of the acquisition, the shares were valued at approximately $6.9 million, or $22.25 per share, for a total purchase price of approximately $11.8 million for the remaining 75% ownership interest. For accounting purposes, the acquisition was treated as a purchase transaction during the fiscal year ended March 31, 1997. In connection with this accounting treatment, the Company recorded an $8.3 million charge representing the value of Clinitec's in-process research and development.

Clinitec's proprietary software products are relatively new and Clinitec has sold only a limited quantity of these products to date. There can be no assurance that Clinitec's products will achieve broad market acceptance.

MICROMED.

MicroMed was formed in 1993 to develop and market medical practice management software systems. In May 1997, the Company purchased substantially all of the assets of MicroMed for $10.5 million. The purchase price consisted of an initial cash payment of $4.8 million paid upon the May 1997 closing of the transaction with an additional payment of $5.7 million due no later than June 29, 1998. QSI anticipates paying $1.8 million of the additional payment in QSI Common Stock. For accounting purposes the acquisition was treated as a purchase transaction during the fiscal year ended March 31, 1998. In connection with this accounting treatment, the Company recorded a $10.2 million charge representing the value of MicroMed's in-process research and development.

MicroMed's proprietary software products are relatively new and MicroMed has sold only a limited quantity of these products to date. There can be no assurance that MicroMed's products will achieve broad market acceptance or will successfully compete with other Windows based practice management software products.

                            INDUSTRY BACKGROUND.

To compete in the changing healthcare environment, physicians and other outpatient care providers are increasingly joining and affiliating with other physicians, managed care organizations, hospitals and other enterprises to form larger healthcare organizations such as PHOs, MSOs and health maintenance organizations ("HMOs"). These organizations are designed to take advantage of anticipated economies of scale associated with managing healthcare services for large patient populations across inpatient and outpatient settings while achieving improved quality, reduced costs and strengthened negotiating positions with managed care entities. Similarly, the dental profession has recently seen consolidation of dental practices driven by many of the same factors as in the medical profession. The consolidation occurring among medical and dental providers, respectively, has created business organizations which require more sophisticated computer information systems.

As the managed care environment continues to expand as many experts expect, more healthcare provider organizations enter into contracts, and often multiple contracts, which define the terms under which care is administered. The expansion in the number of managed care and third-party payor organizations, as well as additional government regulation and changes in reimbursement models, has greatly increased the complexity of pricing policies, billing procedures and reimbursement policies impacting medical and dental practices. To operate effectively, healthcare provider organizations must efficiently manage patient care and other workflow processes which increasingly extend across multiple care locations and business entities.

To compete under the constraints of managed care while maintaining quality of services, healthcare provider organizations have placed increasing demands on their information systems. Initially, these information systems automated financial and administrative functions. As it became necessary to manage patient flow processes, the need arose to integrate "back-office" data with such clinical information as patient test results and office visits. Particularly for larger organizations and group practices, the Company believes information systems must allow enterprise-wide exchange of patient information incorporating administrative, financial and clinical information from multiple entities, while focusing on the primary care provider. In addition, large healthcare organizations increasingly require information systems that can deliver high-performance in environments with multiple concurrent computer users.

Many existing healthcare information systems, including numerous systems currently utilized by the solo practitioner and small group practices, were designed for limited administrative tasks such as billing and scheduling and can neither accommodate multiple computing environments nor operate effectively across multiple locations and entities. As the healthcare industry continues to evolve, physician and dental groups and other healthcare organizations will increasingly require systems that compile structured clinical information from multiple sources and enable measurement of treatment outcomes and management of clinical processes.
The Company believes that systems which integrate this patient clinical data with administrative, financial and other practice management data to maintain patient flow while continuing to reduce costs and improve quality of care are best positioned to succeed in the evolving managed care environment.

As healthcare organizations transition to new computer platforms and newer technologies, experts believe such organizations will be migrating toward the implementation of enterprise-wide, patient-centered computing systems embedded with automated patient medical records. These organizations cannot afford significant downtime or re-education, nor can they prudently risk choosing a system which has not proven its ability to handle high volume processing with continuous dependability. The Company believes, therefore, that successful systems vendors in the market most likely will have a sufficient installed base and adequate resources to offer high quality, fully integrated products together with the value-added services needed to expand and support growing clients throughout this evolutionary process.


                               PRODUCTS.

In response to the growing need for more comprehensive, cost-effective healthcare information solutions for physician and dental practices, the Company's systems provide its clients with the ability to redesign patient care and other workflow processes while improving productivity through multi-site and multi-user access to patient information. Utilizing proven third-party hardware solutions combined with the Company's proprietary software configured to maximize the efficiency of a healthcare organization's information processing requirements, the Company's solutions enable an integration of a variety of administrative and clinical information operations. Leveraging 25 years of experience in the healthcare information services industry, the Company believes that it continues to distinguish its solutions by providing its clients with sophisticated, full-featured software systems along with comprehensive systems implementation, maintenance and support.

PRACTICE MANAGEMENT SYSTEMS.

The Legacy Product consists primarily of proprietary healthcare software applications together with third-party hardware and other non-industry specific software. The systems range in capacity from one to hundreds of users, allowing the Company to address the needs of both small and large organizations. The systems are modular in design and may be expanded to grow with changing client requirements.

The software configuration for a typical Legacy Product system includes a basic medical or dental application and additional software to meet identified needs of each client. The basic Legacy Product software automates many aspects of group practice management, including general patient registration, appointment scheduling, billing, insurance claims submission and processing, and treatment planning. Add-on applications include such modules as outside referral management for managed care, patient eligibility, electronic insurance claims and electronic patient statements processing, and various proprietary and third party accounting and word processing packages.

A typical Legacy Product system also consists of third party hardware components, including one or more central processing units, disk drives, magnetic tape units, video display terminals, PCs, and printers together with telecommunications equipment, which the client often purchases as a turnkey system from the Company. The Legacy Product system primarily uses the IBM RS6000* central processing unit and IBM'S AIX** version of the UNIX operating system as a platform for its application software enabling a wide range of flexible and functional systems. The hardware components, as well as the requisite operating system licenses, are purchased from manufacturers or distributors of those components. QSI assembles and tests the hardware components and incorporates the Legacy Product software and other third party packages into completed systems tailored to accommodate particular client requirements. The Company continually evaluates the hardware components of its systems with a view toward utilizing hardware that is functional, reliable and cost-effective.

The Windows Product expands the Company's practice management system product line which historically has been primarily character-based software solutions as have most of the products offered by the Company's competitors. The Windows Product has been developed using a GUI client/server platform for compatibility with Windows 95 and Windows NT operating systems, and a relational database that is ANSI SQL-compliant. The Windows Product, which has been designed initially for healthcare provider networks, is scalable and includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model.

The Windows Product is designed to be used on any computer that supports Windows 95 or Windows NT operating systems. The system's three-tiered architecture allows work to be performed on the database server, the application server and the client workstation. To date, the Company generally has made hardware recommendations for the Windows Product to its clients based upon information provided by each client. However, the client is responsible for the ultimate selection, installation and integration of the hardware which each client purchases directly from third party suppliers other than the Company.

In December 1996, the Company announced the release of an Internet dental practice management product, QSINET, that includes such features as patient registration, scheduling, collections and receivables tracking, treatment planning, and management reporting. QSINET connects dental groups to the extensive and growing electronic commerce network enabling users to process insurance claims and patient statements more rapidly and also allows the practice to communicate with its patients via e-mail for appointment reminders, treatment recalls, and other patient notifications. The system can be accessed anywhere at any time using a personal computer with Internet access. In addition, the Company has also provided an intranet solution to one of its clients based on the QSINET product. The Company does not generally provide any hardware in connection with its Internet/intranet products.


*  RS6000 is a registered trademark of International Business Machines
   Corporation.
** AIX is a registered trademark of International Business Machines
   Corporation.

CLINICAL SYSTEMS.

Clinitec provides software applications that are complimentary to, and interface with, the Company's medical practice management offerings. The applications incorporated into the Company's practice management solutions (such as scheduling, eligibility, billing and claims processing) are augmented by clinical information captured by Clinitec's NextGen, including services rendered and diagnoses used for billing purposes. NextGen was developed with a client/server architecture and a graphical user interface ("GUI") utilizing Microsoft Windows 95 or Windows NT on each workstation and either Windows NT, UNIX or Novell* on the server. NextGen maintains data using an industry standard relational database engine such as Microsoft SQL Server**, INFORMIX*** or Oracle****. The system is scaleable from one to hundreds of workstations.

NextGen stores and maintains clinical data including:

*    Data captured using user-customized input "templates";
* Scanned or electronically acquired images, including X-rays and photographs;
* Data electronically acquired through interfaces with clinical instruments;
* Other records, documents or notes, including electronically captured handwriting and annotations; and,
*    Digital voice recordings.

NextGen also offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders, and powerful reporting and data analysis tools.

NextGen is sold either as a combination of software and services, or as a turn-key system including computer hardware, which can include network servers, PC workstations, tape back-up units, printers, scanners and requisite operating system software. Computer hardware for turn-key systems are purchased for resale by Company from third party manufacturers or distributors.














*     Novell is a registered trademark of Novell, Inc.
**    Microsoft is a registered trademark and SQL Server is
      a trademark of Microsoft Corporation.
***   INFORMIX is a registered trademark of Informix Corporation.
****  Oracle  is a registered trademark of Oracle Corporation.

The Company added a recently developed dental charting software system, the Charting Product, to its product line during the year ended March 31, 1998. The Charting Product interfaces with the dental Legacy Product, and with the anticipated integration with components of NextGen, the Company believes it will provide a comprehensive solution to dental group practices. The system is being developed with a client/server architecture; a GUI design utilizing either Windows 95 or Windows NT operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant.

The Charting Product enables the user to perform such tasks as:

*     Electronic tooth, perio and PSR charting;
* Digital X-ray, intra-oral and extra-oral cameras, and video image review;
*     Treatment planning and presentations;
*     Patient education;
*     Clinical notation in voice, graphic and text format; and,
*     Access to historical patient records and clinical notes.

The comprehensive dental solution offered by the Company will form the basis for a chartless, and perhaps eventually paperless, dental office.

The Charting Product incorporates client/server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. It is anticipated that file servers used in connection with the Charting Product will utilize a Windows NT operating system and the hardware will typically be a PC with one or more Pentium* or equivalent processors. Based on the server configuration chosen, the Company anticipates that the Charting Product will be scalable from one workstation to hundreds of workstations. A typical configuration may also include one or more disk drives, magnetic tape units and printers together with telecommunications equipment, intra-oral and extra-oral cameras, and digital X-ray equipment. The hardware components, including the requisite operating system licenses, are purchased from third party manufacturers or distributors either directly by the customer or by the Company for resale to the customer.


                          SALES AND MARKETING.

The Company sells and markets its products nationwide through a direct sales force. The Company's sales and marketing employees identify and contact prospective clients by a variety of means, including referrals from existing clients and contacts at professional society meetings and seminars with persons involved in group practices as well as trade journal advertising, direct mail advertising, and telemarketing.

These sales employees are knowledgeable about medical and dental group healthcare entities, as well as computer applications. Typically, sales employees make presentations to potential clients by demonstrating the system and its capabilities on the prospective client's premises. In addition for certain of its products, the Company performs remote demonstrations by utilizing a prospective client's PC or by sending the prospective client a telecommunications kit including a terminal.


*     Pentium is a registered trademark of Intel Corporation.

The Company's sales cycle can vary significantly and typically ranges from three to 12 months from initial contact to contract execution. Systems are normally delivered to a customer within 30 to 60 days of receipt of a system order, and therefore, the Company does not believe data pertaining to backlog is meaningful. As part of the fees paid by its clients, the Company receives up-front licensing fees and a monthly or quarterly service fee based on system configuration.

To date, the Company has maintained separate sales forces along product lines. As appropriate, sales leads for each other's products are passed between the sales forces. In certain instances, a joint sales team is utilized to sell combined systems. Effective June 1, 1998, the Company plans to substantially merge its medical Legacy Product and Windows Product sales forces.

Several clients have purchased the Company's practice management system and, in turn, are providing either time-share or billing services to local single and group practice practitioners. Under the time-share or billing service agreements, the client provides the use of its system for a fee to one or more practitioners. Although the Company does not receive a fee directly from the client's customers, implementation of such arrangements has resulted in the purchase of additional system capacity by the client offering the services, as well as new system purchases made by the client's customers should such customers decide to perform the practice management functions in-house.

The Company continues to concentrate its sales and marketing efforts on medical and dental practices, dental schools, physician clinics, MSOs, PHOs and community health centers. MSOs and PHOs to which the Company has sold systems provide use of the Company's software to those group and single physician practices associated with the organization or hospital on either a service basis or by directing the Company to contract with those practices for the sale of stand-alone systems.

The Company has also entered into marketing assistance agreements with certain of its clients pursuant to which the clients allow the Company to demonstrate to potential clients the use of systems on the existing clients' premises. In addition, the Company has established certain of its clients as dealers for its systems. Through this arrangement to date, the dealer markets and sells the Legacy Product to prospects in a local territory. These prospects are generally smaller healthcare facilities than those actively pursued by the Company. The Company's PC-based Legacy Products are well suited to this dealer marketing. In addition, the dealer typically provides a variety of ongoing services for its clients. Dealers are compensated based on system size and profitability, and the services which they perform in place of the Company.

The Company often assists prospective clients in identifying third party sources for financing the purchase of the Company's systems. The financing usually is obtained by the client directly from institutional lenders and typically takes the form of a loan from the institution secured by the system to be purchased or a leasing arrangement. Many of the clients purchasing systems have been assisted by the Company in finding sources of financing for such purchases.

The Company has numerous clients and does not believe that the loss of any single client would have a material adverse effect on the Company. No client accounted for ten percent or more of net revenues during fiscal years ended March 31, 1998, 1997 or 1996.


                      CUSTOMER SERVICE AND SUPPORT.

The Company believes its success is attributable in part to its exceptional customer service and support. The Company offers support to its clients seven days a week, 24 hours a day. All of the Legacy Product systems have a dedicated computer port for dial-up remote access facilitating rapid response by technicians to system inquiries. Most inquiries can be resolved without the need to dispatch technicians to the client location. These support services also provide the Company with the opportunity to monitor changes in each client's information processing requirements and to recommend the purchase of system hardware or software enhancements designed to satisfy these additional requirements. The Company believes that its commitment to provide extensive support has contributed significantly to the development of its business.

The Company's continuing system support staff is comprised of specialists who are knowledgeable in the area of hardware and software technology as well as in the day-to-day operations of a group practice. This system support ranges from correcting minor procedural problems in the client's system to performing complex database reconstructions or software updates. The Company also utilizes an automated on-line support system for the Legacy Product which assists clients in resolving minor problems and facilitates automated electronic retrieval of problems and symptoms following a client's call to the automated support system. Additionally, this on-line support system maintains a complete call record at both the client's facility and the Company.

The Company offers its clients support services for most system components, including hardware (generally, except for the Windows Product to date) and software maintenance, for a fixed monthly or quarterly fee. The Company also subcontracts, in certain instances, with IBM to perform specific hardware maintenance tasks under the Company's direction. This arrangement has provided the Company with economies of scale associated with IBM's service infrastructure while still maintaining service standards.


                      IMPLEMENTATION AND TRAINING.

The Company provides implementation and training services and believes that its system delivery, implementation and support services are key elements of successful client relationships. When a client signs a contract for the purchase of a system, a client manager/implementation specialist, trained in medical and/or dental group practice procedures, is assigned to assure that the client is fully informed of system options and that the proper system configuration is installed. This information is determined through discussions with the client and observation of the client's practice. Once the set of software features is established, the software configuration unique to a given client can be created in an automated fashion.

Before activation of the client's practice management system, Company personnel typically convert, or assist in conversion of, the relevant client data onto the system. Usually, the data is converted electronically from another computer system enabling a quick, cost-effective and accurate conversion. The system is then subjected to extensive testing which includes processing representative data using the client's system configuration.

One or more Company trainers experienced in group practice procedures are assigned to conduct an intensive training program for the client's employees. The program may include a combination of computer assisted instruction ("CAI") for certain of the Company's products, remote training techniques and training classes conducted by Company staff at the client's office(s). CAI consists of workbooks, computer interaction and self-paced instruction. CAI is also offered to clients, for an additional charge, after the initial training program is completed for the purpose of training new and additional employees. Remote training allows a trainer at the Company office to train one or more people at a client site via telephone and computer connection, thus allowing an interactive and office-specific mode of training without the expense and time required for travel. The Company also provides ongoing training for certain of its products through electronic classrooms where employees at different locations from the same or different clients can simultaneously interact on-line with a trainer.
In addition, the Company's on-line "help" documentation feature facilitates client training as well as ongoing support.


                              COMPETITION.

The market for medical group practice management systems is intensely competitive and the Company faces significant competition from a number of different sources. The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates the overall market for medical group practice management systems. In addition, several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. The Company believes its principal competitive advantages are the features and capabilities of its products and services, its high level of customer support and its 25-year experience in the industry. The Windows Product is relatively new and only limited numbers of Windows Product systems have been sold to date. There can be no assurance that the Windows Product will achieve broad market acceptance or will successfully compete with other Windows based practice management software products.

To date, the Company has not encountered substantial competition for its dental practice management and clinical products in the Company's primary niche market of dental group practices consisting of six or more dentists. The Company is anticipating that market competition in this dental group practice niche market will increase as new competitors enter the marketplace. The Company believes that numerous firms sell computerized data processing systems to group dental practices consisting of five or fewer dentists.

The market for electronic medical records systems is highly competitive and subject to rapid changes in technology. The Company expects that market competition will increase as new competitors enter the marketplace. The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates the electronic medical records market. Many of the Company's competitors have substantially greater name recognition and technical, marketing and financial resources. The Company believes its principal competitive advantages are the features and flexibility of its NextGen products. There can be no assurance that future competition or new product introductions in the electronic medical records market will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the NextGen software products are relatively new and only limited numbers of these systems have been sold to date. There can be no assurance that the NextGen products will achieve broad market acceptance.

Competitive pressures and other factors, such as new product introductions by the Company or its competitors, may result in price erosion that could have a material adverse effect on the Company's business, financial condition and results of operations.

Furthermore, the Company also competes in all of its markets indirectly and to varying degrees with other major healthcare related companies, information management companies and systems integrators generally, and other software developers which may more directly enter the markets in which the Company competes. There can be no assurance that future competition will not have a material adverse effect on the Company's business, financial condition and results of operations.


                  PRODUCT ENHANCEMENT AND DEVELOPMENT.

The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring the Company to engage in continuing efforts to improve its systems. During fiscal years 1998, 1997 and 1996 the Company expended approximately $4.9 million, $2.8 million and $1.9 million, respectively, on research and development activities including capitalized software amounts of $1.9 million, $850,000 and $382,000, respectively. In addition, many of the Company's product enhancements have resulted from software development work performed under contracts with its clients. To the extent that the Company fails to achieve technological advances comparable to those made by others in the computer and healthcare information management industries, its products and services may become obsolete.


                        GOVERNMENTAL REGULATION.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. In the past, various legislators have announced that they intend to examine proposals to reform certain aspects of the U.S.

healthcare system including proposals which may increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for the Company's systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. The Company cannot predict what impact, if any, such proposals or healthcare reforms might have on the Company's business, financial condition and results of operations.

In addition, the Company's software may be subject to regulation by the U.S. Food and Drug Administration (the "FDA") as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products; application of detailed recordkeeping and manufacturing standards; and, FDA approval or clearance prior to marketing. An approval or clearance could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, if the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.


                                EMPLOYEES.

As of May 29, 1998, the Company, employed 228 persons of which 223 were full-time employees. Systems analysts, programmers and qualified sales and marketing personnel are in short supply and, consequently, competition for such individuals is intense. The Company believes that its future success depends in part upon recruiting and retaining qualified marketing and technical personnel as well as other employees. The Company considers its employee relations to be good.


                             RISK FACTORS.

COMPETITION.

The market for healthcare information systems is intensely competitive and the Company faces significant competition from a number of different sources. The electronic medical records market, in particular, is subject to rapid changes in technology and the Company expects that competition in this portion of the market will increase as new competitors enter the marketplace. In addition, several of the Company's competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than the Company.

The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates the overall market for either group practice management or clinical systems. Furthermore, the Company also competes indirectly and to varying degrees with other major healthcare related companies, information management companies generally, and other software developers which may more directly enter the markets in which the Company competes.

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

In addition, the Company believes that once a healthcare provider has chosen a particular healthcare information system vendor, the provider will, for a period of time, be more likely to rely on that vendor for its future information system requirements. Furthermore, if the healthcare industry continues to undergo further consolidation as it has recently experienced, each sale of the Company's systems will assume even greater importance to the Company's business, financial condition and results of operations. The Company's inability to make initial sales of its systems to either newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems could have a material adverse effect on the Company's business, financial condition and results of operations. If new systems sales do not materialize, maintenance service revenues can be expected to decrease over time due to the effect of failure to capture new maintenance revenues therefrom in combination with attrition of existing maintenance revenues associated with the Company's current clients whose systems become obsolete or are replaced by competitor's products.

FLUCTUATION IN QUARTERLY OPERATING RESULTS.

The Company's revenues and operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter and period to period as a result of a number of factors including, without limitation: the size and timing of orders from clients; the length of sales cycles and installation processes; the ability of the Company's clients to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; the timing of new product announcements and product introductions by the Company or its competitors; the availability and cost of system components; the financial stability of major clients; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements and to control costs; the Company's success in expanding its sales and marketing programs; deferrals of client orders in anticipation of new products, applications or product enhancements; changes in Company strategy; personnel changes; and general economic factors.

The Company's products are generally shipped as orders are received and accordingly, the Company has historically operated with minimal backlog.
As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Furthermore, the Company's systems can be relatively large and expensive and individual systems sales can represent a significant portion of the Company's revenues for a quarter such that the loss of even one such sale can have a significant adverse impact on the Company's quarterly profitability. Clients often defer systems purchases until the Company's quarter end, so quarterly results generally cannot be predicted and frequently are not known until the quarter has concluded. The Company's initial contact with a potential customer depends in significant part on the customer's decision to replace, or substantially modify, its existing information system. How and when to implement, replace or substantially modify an information system are major decisions for healthcare providers. Accordingly, the sales cycle for the Company's systems can vary significantly and typically ranges from three to 12 months from initial contact to contract execution/shipment and the installation cycle is typically two to four months from contract execution/shipment to completion of installation.

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

Through March 31, 1998, the Company recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). The AICPA has recently adopted Statement of Position No. 97-2, Software Revenue Recognition ("SOP 91-2"), that supersedes SOP 91-1 and becomes effective for fiscal years beginning after December 15, 1997. Although the Company has not yet determined the impact that SOP 97-2 will have on its financial statements, there can be no assurance that application and subsequent interpretations of this pronouncement by the Company, its independent auditors or the Securities Exchange Commission will not modify the Company's revenue recognition policies, or that such modifications would not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its licensing or services practices to conform to SOP 97-2, or that such changes, if adopted, would not result in delays or cancellations of potential sales of the Company's products.

Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

ACQUISITIONS.

During the past two years, the Company has made two significant acquisitions of relatively new companies each of which has products utilizing newer technology than the Company's Legacy Product and each company having limited sales histories (see "Item 1. Business. Acquisitions."). Acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, amortization of acquired intangible assets, and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Customer dissatisfaction or performance problems at a single acquired business can also have an adverse effect on the reputation of the Company.

DEPENDENCE ON PRINCIPAL PRODUCT AND NEW PRODUCT DEVELOPMENT.

The Company currently derives substantially all of its net revenues from sales of its healthcare information systems and related services. The Company believes that a primary factor in the market acceptance of its systems has been its ability to meet the needs of users of healthcare information systems. The Company's future financial performance will depend in large part on the Company's ability to continue to meet the increasingly sophisticated needs of its clients through the timely development, successful introduction and implementation of new and enhanced versions of its systems and other complementary products. The Company has historically expended a significant amount of its net revenues on product development and believes that significant continuing product development efforts will be required to sustain the Company's growth.

There can be no assurance that the Company will be successful in its product development efforts, that the market will continue to accept the Company's existing or new products, or that products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers or achieve market acceptance. If new products or product enhancements do not achieve market acceptance, the Company's business, operating results and financial condition could be adversely affected. At certain times in the past, the Company has also experienced delays in purchases of its products by clients anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur.

TECHNOLOGICAL CHANGE.

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

In response to increasing market demand, the Company is currently developing new generations of its software products designed for the client/server and Internet/intranet environments. There can be no assurance that the Company will successfully develop these new software products or that these products will operate successfully on the principal client/server operating systems, which include UNIX, Microsoft Windows, Windows NT and Windows 95, or that any such development, even if successful, will be completed concurrently with or prior to introduction by competitors of products designed for the client/server and Internet/intranet environments. Any such failure or delay could adversely affect the Company's competitive position or could make the Company's current products obsolete.

YEAR 2000 COMPLIANCE.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 issue is whether the computer systems will properly recognize date sensitive information when the year changes to 2000. This Year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions nationwide.

The Company's Windows Product, NextGen and Charting Product are designed to be Year 2000 compliant. However, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions. The Company is currently evaluating the impact of Year 2000 issues upon its medical and dental Legacy Product software and, pending the conclusion of its evaluation, the impact of such Year 2000 issues upon the Company and its financial performance is uncertain.

The Company has begun to review software used internally by the Company in all support systems to determine whether they are Year 2000 compliant. The Company plans to have formal Year 2000 initiatives developed to address any conversion update or upgrade necessary to become Year 2000 compliant on software currently used by the Company. Any new software or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades available before the Year 2000 to enable the system to be Year 2000 compliant. Management is currently assessing the Year 2000 compliance expense and related potential effect on the Company's earnings.

LITIGATION.

The pending federal and state securities actions are in the early states of procedure (see "Item 3. Legal Proceedings."). Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions. However, the uncertainty associated with substantial unresolved litigation may be expected to have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's results of operations.
Such litigation may also have the effect of discouraging potential acquirors from bidding for the Company or reducing the consideration such acquirors would otherwise be willing to pay in connection with an acquisition.

PROPRIETARY TECHNOLOGY.

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

The Company does not believe that its operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against the Company with respect to its current or future products or that any such assertion will not require the Company to enter into a license agreement or royalty arrangements with the party asserting the claim. As competing healthcare information systems increase in complexity and overall capabilities and the functionality of these systems further overlaps, providers of such systems may become increasingly subject to infringement claims. Responding to and defending any such claims may distract the attention of Company management and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, claims may be brought against third parties from which the Company purchases software, and such claims could adversely affect the Company's ability to access third party software for its systems.

ABILITY TO MANAGE GROWTH.

The Company has recently experienced a period of growth and increased personnel which has placed, and will continue to place, a significant strain on the Company's resources. The Company anticipates expanding its overall software development, marketing, sales, client management and training capacity. In the event the Company is unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on the Company. In addition, the Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on significant expansion of its research and development, marketing and sales, management and administrative, and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE UPON KEY PERSONNEL.

The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, many of whom have been with the Company for a significant period of time. The Company does not maintain key man life insurance on any of its employees. Because the Company has a relatively small number of employees when compared to other leading companies in the same industry, its dependence on maintaining its employees is particularly significant. The Company is also dependent on its ability to attract and retain high quality personnel, particularly highly skilled software engineers for applications development. The industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company. Loss of services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company may need to grant additional stock options to key employees and provide other forms of incentive compensation to attract and retain such key personnel.

PRODUCT LIABILITY.

Certain of the Company's products provide applications that relate to patient clinical information. Any failure by the Company's products to provide accurate and timely information could result in claims against the Company. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources.

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

UNCERTAINTY IN HEALTHCARE INDUSTRY; GOVERNMENT REGULATION.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. In the past, various legislators have announced that they intend to examine proposals to reform certain aspects of the U.S. healthcare system including proposals which may increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in greater selectivity in the allocation of capital funds. Such selectivity could have an adverse effect on the Company's ability to sell its systems and related services. The Company cannot predict what impact, if any, such proposals or healthcare reforms might have on its business, financial condition and results of operations.

The Company's software may be subject to regulation by the FDA as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software/hardware products, application of detailed recordkeeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2.  PROPERTIES.
         -----------

The Company's principal administrative, data processing, marketing and development operations are located in approximately 19,000 square feet of leased space in Tustin, California under a lease which expires in March 2000. In addition, the Company leases approximately 13,000 square feet of space in Santa Ana, California to house its assembly and warehouse operations, approximately 15,000 square feet of space in Horsham, Pennsylvania, the principal office for Clinitec, approximately 12,000 square feet in Atlanta, Georgia, the principal office for MicroMed, and an aggregate of 5,000 square feet of space in California, Florida, Kansas, Minnesota, Texas, Wisconsin and Washington to house additional sales, training and service operations. These leases, including options, have expiration dates ranging from month-to-month to June 2000. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space is available, if needed, at commercially reasonable rates.

Item 3.  LEGAL PROCEEDINGS.
         ------------------

On April 22, 1997, a purported class action entitled JOHN P. CAVENY v. QUALITY SYSTEMS, INC., ET AL. was filed in the Superior Court of the State of California for the County of Orange, in which Mr. Caveny, on behalf of himself and all others who purchased the Company's Common Stock between June 26, 1995 and July 3, 1996, alleges that the Company, and Sheldon Razin, Robert J. Beck, Gregory S. Flynn, Abe C. LaLande, Donn Neufeld, Irma
G. Carmona, John A. Bowers, Graeme H. Frehner, and Gordon L. Setran (all of the foregoing individuals were either officers, directors or both during the period from June 26, 1995 through July 3, 1996), as well as other defendants not affiliated with the Company, violated California Corporations Code Sections 25400 and 25500, California Civil Code Sections 1709 and 1710, and California Business and Professions Code Sections 17200 et. seq., by issuing positive statements about the Company that allegedly were knowingly false, in part, in order to assist the Company and the individual defendants in selling Common Stock at an inflated price in the Company's March 5, 1996 public offering and at other points during the class period. The complaint seeks compensatory and punitive damages in unspecified amounts, disgorgement, declaratory and injunctive relief, and attorneys' fees.

On May 14, 1997, a second purported class action entitled WENDY WOO v. QUALITY SYSTEMS, INC., ET AL. was filed in the same court. This complaint, which has been consolidated with the Caveny lawsuit, essentially repeats the allegations in the Caveny lawsuit and seeks identical relief.

The Company and the other named defendants successfully demurred to the plaintiffs' claim under California Civil Code Sections 1709 and 1710, and that claim, which served as the only basis for plaintiffs' request for punitive damages, has been dismissed from both actions.

The Company and its named officers and directors deny all remaining allegations of wrongdoing made against them in these suits, consider the allegations groundless and without merit, and intend to vigorously defend against these actions.

On July 1, 1997, a third purported class action entitled WADE CHENEY v. QUALITY SYSTEMS, INC., ET AL. was filed in the United States District Court of the Central District of California, Southern Division. The complaint makes essentially the same factual allegations as in the Caveny and Woo complaints, and purports to state claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and under
Section 20(a) of said Act. By Court order dated August 13, 1997, this action was stayed temporarily and the Court reserved jurisdiction to lift the stay after all matters are final in the Caveny and Woo actions or if otherwise appropriate, and on August 15, 1997 the case was removed from the Court's active caseload. The Company denies all allegations of wrongdoing made in this suit, considers the allegations groundless and without merit, and if the stay is ever lifted, the Company intends to vigorously defend against this action.

The Company is a party to various other legal proceedings incidental to its business, none of which are considered by the Company to be material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1998.



Executive Officers of the Registrant.
-------------------------------------

The executive officers of the Company as of March 31, 1998 were as follows:

          Name              Age        Position
          ----              ---        --------
      Sheldon Razin          60        Chairman of the Board, Chief
                                         Executive Officer, President
                                         and Director

      Patrick B. Cline       37        Executive Vice President and
                                         Director; and, President and
                                         Chief Operating Officer
                                         of Clinitec

      Greg Flynn             40        Vice President Sales and
                                         Marketing

      Robert G. McGraw       40        Vice President Chief
                                         Financial Officer

      Donn Neufeld           41        Vice President Software
                                         and Operations

      Stephen K. Puckett     33        Executive Vice President; and,
                                         President and Chief Operating
                                         Officer of MicroMed

      David Razin            34        Vice President Business Development

      Janet Razin            58        Vice President, Corporate
                                         Secretary and Director


Executive officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Additional information regarding the Company's executive officers is set forth below.

Sheldon Razin is the founder of the Company and has served as its Chairman of the Board of Directors and Chief Executive Officer since the Company's inception. He also has served as the Company's President since its inception except for the period from August 1990 to August 1991. Additionally, Mr. Razin served as Treasurer from the Company's inception until October 1982. Prior to founding the Company, he held various technical and managerial positions with Rockwell International Corporation and was a founder of the Company's predecessor, Quality Systems, a sole proprietorship engaged in the development of software for commercial and space applications and in management consulting work. Mr. Razin holds a B.S. degree in Mathematics from the Massachusetts Institute of Technology. Mr. Razin is the husband of Janet Razin and the father of David Razin.

Patrick B. Cline has served as a Director and Executive Vice President of the Company since May 1996. Mr. Cline is a co-founder of Clinitec and has served as its President since its inception in January 1994 and as its Chief Operating Officer since May 1996 when it was acquired by the Company. Mr. Cline served as Clinitec's Chairman of the Board of Directors and Chief Executive Officer from January 1994 until May 1996. Prior to co-founding Clinitec, Mr. Cline served, from July 1987 to January 1994, as Vice President of Sales and Marketing with Script Systems, a subsidiary of InfoMed, a healthcare information systems company. From January 1994 to May 1994, after the founding of Clinitec, Mr. Cline continued to serve, on a part time basis, as Script Systems' Vice President of Sales and Marketing. Mr. Cline has held senior positions in the healthcare information systems industry since 1981.

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

Robert G. McGraw joined the Company in February 1996 as its Vice President Chief Financial Officer. Prior to joining the Company, Mr. McGraw was the Chief Financial Officer of CVD Financial Corporation, an asset-based commercial lender, from March 1994 to February 1996. He was an independent financial consultant from August 1989 to February 1991 and from March 1992 to February 1994. From March 1991 to February 1992, Mr. McGraw was Chief Financial Officer of MGV International, Inc., a diversified middle market company with a personal computer manufacturing plant and wholesale distribution operations. Mr. McGraw is a Certified Public Accountant and holds an M.B.A. from the University of California, Los Angeles and a B.A. in Business Economics from the University of California, Santa Barbara.

Donn Neufeld has served as the Company's Vice President Software and Operations since January 1996 and as Vice President Operations from June 1986 until January 1996. From April 1981 until June 1986, Mr. Neufeld held the position of Manager of Customer Support. He joined the Company in December 1980 as part of the System Generation Department. Prior to joining the Company, Mr. Neufeld was a System Analyst/Programmer at Loma Linda University Medical Center.

Stephen K. Puckett has served as an Executive Vice President of the Company since May 1997. Mr. Puckett is the founder of MicroMed and has served as its President since its inception in February 1993 and as its Chief Operating Officer since May 1997 when it was acquired by the Company. Mr. Puckett served as MicroMed's Chairman of the Board of Directors and Chief Executive Officer from February 1993 until May 1997. Prior to founding MicroMed, Mr. Puckett gained his healthcare expertise at Gerber Alley and Andersen Consulting in Atlanta, Georgia. Mr. Puckett holds a B.S. degree in Industrial Management from the Georgia Institute of Technology.

David Razin has served as Vice President Business Development of the Company since August 1997. Before being named to this position, Mr. Razin served from 1995 to 1997 as Director of Product Development. In that position, Mr. Razin oversaw the development of the Company's Legacy Products, EDI services network and Internet/intranet applications. From 1988 to 1995, Mr. Razin held the position of Manager of Client Managing and Training. Prior to that, Mr. Razin held various positions in software development from 1985 to 1988. David Razin is the son of Sheldon and Janet Razin.

Janet Razin has served as a Director, Vice President and Corporate Secretary since the Company's inception and served as the Company's Controller until November 1981. She served as Vice President Chief Financial Officer from October 1982 until October 1984. Prior to joining the Company, she was a computer programmer for Rockwell International Corporation. Mrs. Razin holds a B.A. degree in Mathematics from Northeastern University. Mrs. Razin is the wife of Sheldon Razin and the mother of David Razin.

                                PART II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
         -------------------------------------------------

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "QSII". The following table sets forth for the quarters indicated, the high and low sales prices as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

    Quarter Ended                    High            Low
  ------------------              --------        --------
  June 30, 1996                     35.25           17.00

  September 30, 1996                18.50            7.38

  December 31, 1996                  9.88            6.00

  March 31, 1997                     8.38            6.13

  June 30, 1997                      7.75            5.50

  September 30, 1997                 7.75            6.00

  December 31, 1997                  9.13            5.63

  March 31, 1998                     8.56            5.94


At May 29, 1998, there were approximately 174 holders of record of the Company's Common Stock. The Company estimates the number of beneficial holders of its Common Stock to be in excess of 1,400.

On May 17, 1996, in connection with the acquisition of Clinitec, the Company issued 309,846 unregistered shares of its Common Stock and paid $4.9 million in cash to the shareholders of Clinitec to purchase the remaining 75% ownership interest in Clinitec that the Company did not already own (see "Item 1. Business. Acquisitions."). The shares of Common Stock were valued at $6.9 million, or $22.25 per share. The shares were issued pursuant to an exception from registration provided by Regulation D under the Securities Act of 1933, as amended, involving a sale to less than 35 nonaccredited investors.

In June 1998, in connection with the acquisition of MicroMed, the Company anticipates issuing $1.8 million of unregistered shares of its Common Stock as part of its final payment for this acquisition (see "Item 1. Business. Acquisitions."). Any shares issued will be determined based upon the formula set forth in the related Asset Purchase Agreement and it is anticipated that the shares will be issued pursuant to an exception from registration provided by Regulation D under the Securities Act of 1933, as amended, involving a sale to less than 35 nonaccredited investors.

Through May 29, 1998, the Company has not paid cash dividends on shares of its Common Stock. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends in the future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Item 6.  SELECTED FINANCIAL DATA.
---------------------------------

The following selected financial data with respect to the Company's Consolidated Statements of Operations Data for each of the five years in the period ended March 31, 1998 and the Consolidated Balance Sheet Data as of the end of each such fiscal year are derived from the audited financial statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." included elsewhere herein.

                Consolidated Statements of Operations Data
                 (In thousands, except for per share data)

                                     Year Ended March 31,
                            ---------------------------------------
                              1998    1997    1996    1995    1994
                            ------- ------- ------- ------- -------
Net Revenues                $31,216 $20,127 $16,732 $12,049 $11,752
Cost of Products
 and Services                13,509  10,089   7,929   6,060   6,527
                            ------- ------- ------- ------- -------
Gross Profit                 17,707  10,038   8,803   5,989   5,225
Selling, General
 and Administrative          12,485   7,736   3,897   3,536   3,052
Research and Development      3,072   1,978   1,567   1,467   1,318
Purchased In-Process
 Research and
 Development (1)             10,200   8,300    -       -       -
                            ------- ------- ------- ------- -------
Income (Loss) from
 Operations (3)              (8,050) (7,976)  3,339     986     855
Investment Income               971   1,285     482     429     400
                            ------- ------- ------- ------- -------
Income (Loss) before
 Provision for (Benefit
 from) Income Taxes (3)      (7,079) (6,691)  3,821   1,415   1,255
Provision for (Benefit
 from) Income Taxes (2)      (2,463)    784   1,528     453     349
                            ------- ------- ------- ------- -------
Net Income (Loss) (3)       $(4,616)$(7,475)$ 2,293 $   962 $   906
                            ======= ======= ======= ======= =======
Net Income (Loss)
 per Share:
                            $(0.77) $(1.26) $ 0.49  $ 0.22  $ 0.21
  Basic (3)                 ======= ======= ======= ======= =======
                            $(0.77) $(1.26) $ 0.48  $ 0.21  $ 0.21
  Diluted (3)               ======= ======= ======= ======= =======

Weighted Average
 Shares Outstanding:
                             5,981   5,937   4,640   4,472   4,218
  Basic                     ======= ======= ======= ======= =======
                             5,981   5,937   4,776   4,606   4,342
  Diluted                   ======= ======= ======= ======= =======


                    Consolidated Balance Sheet Data
                             (In thousands)

                                          March 31,
                            ---------------------------------------
                              1998    1997    1996    1995    1994
                            ------- ------- ------- ------- -------
Cash and Cash Equivalents
 and Short-Term
 Investments(4)             $17,080 $22,735 $28,944 $ 7,322 $ 6,071
Working Capital              15,453  25,613  30,196   8,032   6,857
Total Assets                 40,916  37,866  37,272  12,668  11,094
Total Liabilities            13,475   5,596   4,571   3,480   3,054
Shareholders' Equity(4)     $27,441 $32,270 $32,701 $ 9,188 $ 8,040
                            ======= ======= ======= ======= =======

(1)	In May 1996, the Company acquired Clinitec (see "Item 1. Business.
Acquisitions.") which was treated as a purchase transaction for accounting purposes. In connection with this treatment, the Company incurred an $8.3 million charge for purchased in-process research and development during the year ended March 31, 1997.

In May 1997, the Company acquired MicroMed (see "Item 1. Business. Acquisitions.") which was treated as a purchase transaction for accounting purposes. In connection with this treatment, the Company incurred a $10.2 million charge for purchased in-process research and development during the year ended March 31, 1998.

(2)	The provision for income taxes for the year ended March 31, 1997 differs from the Company's combined Federal and State statutory rates primarily due to the non-deductible charge for purchased in-process research and development incurred in connection with the acquisition of Clinitec in May 1996.

(3)	Includes a charge of $10.2 million and $8.3 million for purchased in-
process research and development for the years ended March 31, 1998 and 1997, respectively. Excluding the charge, on a pro forma basis, income from operations and income before provision for (benefit from) income taxes would have been $2.2 million and $3.1 million, respectively, for fiscal 1998 and $324,000 and $1.6 million, respectively for fiscal 1997. The income tax benefit related to the charge for purchased in-process research and development for the years ended March 31, 1998 and 1997 was $3.9 million and $0, respectively. Excluding the charge and related income tax benefit, on a pro forma basis, net income and basic and diluted income per share would have been $1.7 million, $0.29 and $0.28, respectively, for fiscal 1998 and $825,000, $0.14 and $0.14, respectively, for fiscal 1997.

(4)	In March 1996, the Company completed a secondary public offering of one million shares of Common Stock resulting in net cash proceeds of $20.2 million.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of the Company's product development plans, business strategies and market factors influencing the Company's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals, and interested persons are urged to review the risks described in "Item 1. Business. Risk Factors." and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." set forth below, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes thereto included elsewhere herein. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

                       RESULTS OF OPERATIONS.

The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Operations. The Consolidated Statements of Operations include the operations of Clinitec from May 17, 1996 (the date of its acquisition) through March 31, 1998 and the operations of MicroMed from May 15, 1997 (the date of its acquisition) through March 31, 1998.

                                           Year Ended March 31,
                                         ------------------------
                                          1998     1997     1996
                                         ------   ------   ------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies                 64.9%    58.7%    57.5%
  Maintenance and other services          35.1     41.3     42.5
                                         ------   ------   ------
                                         100.0    100.0    100.0
Cost of Products and Services             43.3     50.1     47.4
                                         ------   ------   ------
Gross Profit                              56.7     49.9     52.6

Selling, General and
  Administrative Expenses                 40.0     38.5     23.3
Research and Development Costs             9.8      9.8      9.4
Purchased In-Process
  Research and Development                32.7     41.2       -
                                         ------   ------   ------
Income (Loss) from Operations            (25.8)   (39.6)    19.9
Investment Income                          3.1      6.4      2.9
                                         ------   ------   ------
Income (Loss) before Provision
  for (Benefit from) Income Taxes        (22.7)   (33.2)    22.8
Provision for (Benefit from)
  Income Taxes                            (7.9)     3.9      9.1
                                         ------   ------   ------
Net Income (Loss)                        (14.8)%  (37.1)%   13.7%
                                         ======   ======   ======


FOR THE YEARS ENDED MARCH 31, 1998 AND 1997.

The Company incurred a net loss of $(4.6) million, or $(0.77) on a basic and diluted per share basis, for the year ended March 31, 1998 as compared to a net loss of $(7.5) million, or $(1.26) on a basic and diluted per share basis, for the year ended March 31, 1997. During fiscal 1998, the Company recognized a $6.3 million charge, net of the related $3.9 million tax benefit, for purchased in-process research and development in connection with the MicroMed acquisition. Similarly, during fiscal 1997, the Company recognized an $8.3 million charge, net of the related $0 tax benefit, for purchased in-process research and development in connection with the Clinitec acquisition. Excluding the charge, net of the related income tax benefit, for purchased in-process research and development, on a pro forma basis, net income and basic and diluted income per share for fiscal 1998 would have been $1.7 million, $0.29 and $0.28, respectively, and $825,000, $0.14 and $0.14, respectively, for fiscal 1997.

Net Revenues. Net revenues for the year ended March 31, 1998 increased 55.1% to $31.2 million from $20.1 million for the year ended March 31, 1997. Sales of computer systems, upgrades and supplies for the year ended March 31, 1998 increased 71.7% to $20.3 million from $11.8 million for the year ended March 31, 1997 after the consolidation of MicroMed's net revenues in fiscal 1998. Without the inclusion of MicroMed's revenues, the Company's sales of computer systems, upgrades and supplies increased 36.6% in fiscal 1998 as compared to fiscal 1997. Net revenues from maintenance and other services during the year ended March 31, 1998 grew 31.6% to $10.9 million from $8.3 million for the year ended March 31, 1997 resulting primarily from an increase in revenues from the Company's larger client base for recurring maintenance and other services together with the consolidation of MicroMed's revenues in fiscal 1998.

Cost of Products and Services. Cost of products and services for the year ended March 31, 1998 increased 33.9% to $13.5 million from $10.1 million for the year ended March 31, 1997 while costs of products and services as a percentage of net revenues decreased to 43.3% from 50.1% during the comparable periods. The increase in the amount of costs of products and services during the year ended March 31, 1998 as compared to the year ended March 31, 1997 resulted primarily from increased systems sales and an increase in customer service, support, and training personnel during fiscal 1998 plus the addition of such costs for MicroMed's personnel. The decrease in costs of products and services as a percentage of net revenues resulted primarily from the inclusion of MicroMed in fiscal 1998. To date, MicroMed's systems sales have not included any significant amount of hardware content. Systems sales without significant hardware content generally yield higher margins than systems sales that include a significant amount of hardware content. The mixture of sales with and without significant hardware content fluctuates from period to period and there can be no assurance that the mixture of such sales attained in the year ended March 31, 1998, which contributed materially to the decrease in cost of products and services as a percentage of net revenues, will be achieved in future periods. Without the inclusion of MicroMed, costs of products and services increased 27.7% in fiscal 1998 over fiscal 1997 and as a percentage of net revenues decreased to 48.1% from 50.1%. The increase in the amount and decrease in percentage before the inclusion of MicroMed results primarily from higher systems sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 1998 increased 61.4% to $12.5 million from $7.7 million for the year ended March 31, 1997 representing 40.0% and 38.5% of net revenues, respectively. The increase in selling, general and administrative expenses in both amount and as a percentage of net revenues is primarily the result of an increase in the Company's selling efforts, including sales personnel, and administrative infrastructure together with the consolidation of MicroMed's selling, general and administrative expenses during fiscal 1998. Without the inclusion of MicroMed's selling, general and administrative expenses, such expenses increased 32.7% over fiscal 1997 and decreased to 38.3% from 38.5% as a percentage of net revenues. Before the inclusion of MicroMed, the increase in the amount of selling, general and administrative expenses resulted primarily from an increase in Clinitec's selling efforts, including sales personnel, and administrative infrastructure together with a smaller increase in such costs for QSI.

Research and Development Costs. Research and development costs for the year ended March 31, 1998 increased 55.3% to $3.1 million from $2.0 million for the year ended March 31, 1997 primarily due to an increase in such efforts for QSI and Clinitec together with the consolidation of MicroMed's research and development costs during fiscal 1998. Research and development costs as a percentage of net revenues remained unchanged at 9.8% for both periods. Without the inclusion of MicroMed, such costs increased 34.1% and remained relatively unchanged at 9.9% as a percentage of net revenues.

Purchased In-Process Research and Development. In connection with the acquisitions of MicroMed in May 1997 and Clinitec in May 1996, the purchase price allocated to in-process research and development for which technological feasibility had not been established was $10.2 million and $8.3 million, respectively. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs must be expensed until technological feasibility has been established. Accordingly, the purchase price allocated to in-process research and development in each of fiscal 1998 and 1997 was expensed during the respective fiscal years.

Investment Income. Investment income for the year ended March 31, 1998 decreased 24.4% to $1.0 million from $1.3 million for the year ended March 31, 1997 primarily as a result of a decrease in funds available for investment during fiscal 1998 after payment of the purchase price in connection with the Company's MicroMed acquisition together with amounts used to fund the growth of Clinitec and MicroMed.

Provision for (Benefit from) Income Taxes. The benefit from income taxes for the year ended March 31, 1998 was $2.5 million, resulting in an effective income tax rate of 34.8%. The provision for income taxes for the year ended March 31, 1997 was $784,000 and differs from the combined Federal and state statutory rates primarily due to the non-deductible charge for purchased in-process research and development as well as non-deductible amortization of certain intangibles acquired in the non-taxable Clinitec purchase transaction. The MicroMed acquisition was a taxable transaction and, accordingly, the related purchased in-process research and development is deductible for income tax purposes.

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996.

The Company incurred a net loss of $(7.5) million, or $(1.26) on a basic and diluted per share basis, for the year ended March 31, 1997, as compared to net income of $2.3 million, of $0.49 per share and $0.48 per share on a basic and diluted basis, respectively, for the year ended March 31, 1996. During fiscal 1997, the Company recognized an $8.2 million charge, net of the related $0 tax benefit, for purchased in-process research and development in connection with the Clinitec acquisition. Excluding the charge, net of the related income tax benefit, for purchased in-process research and development, on a pro forma basis, net income and basic and diluted income per share for fiscal 1997 would have been $825,000, $0.14 and $0.14, respectively. There was no similar charge during fiscal 1996.

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

Investment Income. Investment income for the year ended March 31, 1997 increased 166.6% to $1.3 million from $482,000 for the year ended March 31, 1996 primarily as a result of an increase in funds available for investment during fiscal 1997 arising from the Company's $20.2 million secondary public offering completed in March 1996 offset in part by funds used for the May 1996 Clinitec acquisition.

Provision for Income Taxes. The provision for income taxes for the year ended March 31, 1997 was $784,000 and differs from the combined Federal and state statutory rates primarily due to the non-deductible charge for purchased in-process research and development as well as non-deductible amortization of certain intangibles acquired in the non-taxable Clinitec purchase transaction. The provision for income taxes for the year ended March 31, 1996 was $1.5 million, yielding a combined Federal and state effective rate of 40.0% which approximates the Company's combined statutory rates for that period.


                   LIQUIDITY AND CAPITAL RESOURCES.

Net cash provided by operating activities was $2.2 million, $520,000 and $2.7 million for the years ended March 31, 1998, 1997 and 1996, respectively. Net cash provided by operations for the year ended March 31, 1998 consisted primarily of the Company's net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $10.2 million charge for purchased in-process research and development incurred in connection with the acquisition of MicroMed together with decreases in deferred service revenue and other current liabilities offset in part by an increase in accounts receivable and deferred income tax benefits. Net cash provided by operations for the year ended March 31, 1997 consisted primarily of the Company's net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $8.3 million charge for purchased in-process research and development incurred in connection with the acquisition of Clinitec, offset by an increase in accounts receivable. Net cash provided by operations for the year ended March 31, 1996 consisted principally of net income before depreciation and amortization and an increase in accounts payable offset by an increase in accounts receivable. The increase in accounts receivable during each of the fiscal years results primarily from increased sales and the timing of sales in each period.

Net cash used in investing activities was $7.8 million, $6.6 million, and $1.3 million for the years ended March 31, 1998, 1997 and 1996, respectively. Net cash used in investing activities for the year ended March 31, 1998 was principally impacted by the $5.3 million paid to acquire MicroMed during the year. Net cash used in investing activities for the years ended March 31, 1996 and 1997 was principally impacted by QSI's purchase of a 25% ownership interest in Clinitec for $1.0 million in cash during fiscal 1996 and QSI's purchase of the remaining 75% ownership interest during fiscal 1997 for $4.9 million in cash and 309,846 shares of Common Stock. Net cash used for additions to equipment, improvements and capitalized software for the years ended March 31, 1998, 1997 and 1996 were $2.7 million, $1.7 million and $622,000, respectively, which were offset in part for the years ended March 31, 1997 and 1996 by cash provided from net sales of short-term investments of $352,000 and $312,000, respectively. There were no short-term investment sales or purchases during the year ended March 31, 1998.

Net cash used in financing activities for the year ended March 31, 1998 was $223,000 consisting principally of $271,000 used to repurchase 40,100 shares of the Company's Common Stock. Net cash provided by financing activities was $61,000 and $20.4 million for the years ended March 31, 1997 and 1996, respectively. Net cash provided by financing activities for the year ended March 31, 1996 consists of $20.2 million of net proceeds from the Company's March 1996 secondary public offering of one million shares of the Company's Common Stock. Net cash provided by financing activities for the years ended March 31, 1998, 1997 and 1996 also includes the proceeds from the exercise of employee stock options.

At March 31, 1998, the Company had cash and cash equivalents of $16.1 million and short-term investments of $1.0 million. Short-term investments include a $762,000 investment in a fund which trades in special situation securities. There can be no assurance that the markets for these securities will not change, causing a loss of principal.

In March 1996, QSI raised $20.2 million to be used for general corporate purposes, including the financing of product sales growth, development of new products, working capital requirements, an increase in its ownership interest in Clinitec (see "Item 1. Business. Acquisitions."), and the possible acquisitions of complementary businesses and technologies. The Company continues to evaluate potential investment opportunities and in May 1997 acquired substantially all of the assets of MicroMed (see "Item 1. Business. Acquisitions.") for an initial cash payment of $4.8 million with an additional payment of $5.7 million due on or before June 29, 1998. The Company anticipates that the additional payment will be made with $3.9 million in cash with the balance to be paid in QSI Common Stock.

Except for the acquisition of MicroMed and the Company's intention to expend funds on capitalized software in connection with complementary products to its existing product line, alternative versions of certain of its products for the client/server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 1999 will be comparable to fiscal 1998.

The Company believes that its cash and cash equivalents and short-term investments on hand at March 31, 1998, together with the cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.


                         YEAR 2000 COMPLIANCE.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 issue is whether the computer systems will properly recognize date sensitive information when the year changes to 2000. This Year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions nationwide.

The Company's Windows Product, NextGen and Charting Product are designed to be Year 2000 compliant. However, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions. The Company is currently evaluating the impact of Year 2000 issues upon its medical and dental Legacy Product software and, pending the conclusion of its evaluation, the impact of such Year 2000 issues upon the Company and its financial performance is uncertain.

The Company has begun to review software used internally by the Company in all support systems to determine whether they are Year 2000 compliant. The Company plans to have formal Year 2000 initiatives developed to address any conversion update or upgrade necessary to become Year 2000 compliant on software currently used by the Company. Any new software or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades available before the Year 2000 to enable the system to be Year 2000 compliant. Management is currently assessing the Year 2000 compliance expense and related potential effect on the Company's earnings.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES
         ABOUT MARKET RISK.
         ----------------------------------------

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        --------------------------------------------

The Financial Statements of the Company identified in the Index to Financial Statements appearing under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." of this report are incorporated herein by reference to Item 14.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        ----------------------------------------------------------

    None.

                               PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ---------------------------------------------------


Except for information concerning the Company's executive officers which is included under the caption "Executive Officers of the Registrant." following Part I, Item 4 of this report, the information required by Item 10 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 1998 for the Company's 1998 annual shareholders' meeting.

Item 11.  EXECUTIVE COMPENSATION.
          -----------------------

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 1998 for the Company's 1998 annual shareholders' meeting.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.
          ---------------------------------------------------

The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 1998 for the Company's 1998 annual shareholders' meeting.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 1998 for the Company's 1998 annual shareholders' meeting.

                               PART IV.

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.
           --------------------------------------------
                                                                   Page
                                                                  ------
          (a) Documents filed as part of this report.

          (1) Index to Financial Statements.

              Independent Auditors' Report.                         F-1

              Consolidated Balance Sheets at March 31, 1998
               and 1997                                             F-2

              Consolidated Statements of Operations for
               the Years Ended March 31, 1998, 1997 and 1996        F-3

              Consolidated Statements of Shareholders'
               Equity for the Years Ended March 31, 1998,
               1997 and 1996                                        F-4

              Consolidated Statements of Cash Flows for
               the Years Ended March 31, 1998, 1997 and 1996        F-6

              Notes to Financial Statements                         F-8

          (2) Financial Statement Schedule.

              Schedule II - Valuation and Qualifying Accounts      F-25

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

                             INDEX TO EXHIBITS
                                  (Continued)                    Sequential
                                                                       Page
       Exhibit                                                          No.
       -------                                                   ----------

     10.5 Lease Agreement dated March 11, 1993 between the Registrant and Craig Development
               Corporation, is hereby incorporated by
               reference to Exhibit 10.35 to the
               Registrant's Annual Report on Form 10-K
               for the year ended March 31, 1993,
               File No. 0-13801.

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

        10.13 Asset Purchase Agreement, dated May 15, 1997, by and among MicroMed Healthcare Information Systems, Inc., MHIS Acquisition Corp., Quality Systems, Inc., and certain shareholders of MicroMed Healthcare Information Systems, Inc. is hereby incorporated by reference to
               Exhibit 2 of Registrant's Current Report on
               Form 8-K, dated May 15, 1997 and filed
               May 29, 1997, File No. 0-13801.

           21  List of Subsidiaries.                                 77

         23.1  Independent Auditor's Consent - Deloitte &
               Touche LLP.                                           79

         27.1  Financial Data Schedule, is filed herewith.



        * This exhibit is a management contract or a compensatory plan or arrangement.

          (b) Reports on Form 8-K:

          On February 12, 1998, the Registrant filed a Current Report on Form 8-K dated February 9, 1998 disclosing the extension of the authorization by Registrant's Board of Directors for management to repurchase on the open market up to ten percent of the outstanding shares of the Registrant's Common Stock at various times through February 9, 1999, subject to applicable laws and regulations. The timing and amount of any repurchase is at the discretion of the Registrant's management based upon its view of prevailing economic and market conditions. The Registrant's management could, in the exercise of its judgment, decide not to effect any repurchases, or to repurchase fewer shares than authorized, whether as a result of market factors or because of applicable laws and regulations. No financial statements were filed in connection with the Current Report on Form 8-K dated February 9, 1998.

SIGNATURES.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     QUALITY SYSTEMS, INC.
By:   /s/SHELDON RAZIN            Date: June 9, 1998
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

        Signature                   Title                  Date
        ---------                   -----                  ----
   /s/SHELDON RAZIN         Chairman of the Board of
--------------------------  Directors and President    June 9, 1998
      SHELDON RAZIN         (Principal Executive
                             Officer)

   /s/JANET RAZIN
--------------------------  Vice President,            June 9, 1998
      JANET RAZIN           Secretary and Director

   /s/ROBERT MCGRAW
--------------------------  Vice President,            June 9, 1998
      ROBERT MCGRAW         Chief Financial Officer
                            (Principal Financial
                             and Accounting Officer)

   /s/JOHN BOWERS, M.D.
--------------------------  Director                   June 9, 1998
      JOHN BOWERS, M.D.

   /s/WILLIAM BOWERS
--------------------------  Director                   June 9, 1998
      WILLIAM BOWERS

   /s/GEORGE BRISTOL
--------------------------  Director                   June 9, 1998
      GEORGE BRISTOL

   /s/PATRICK CLINE
--------------------------  Director                   June 9, 1998
      PATRICK CLINE

   /s/GORDON SETRAN
--------------------------  Director                   June 9, 1998
      GORDON SETRAN


<AUDIT-REPORT>
                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------



Board of Directors and Shareholders
   Quality Systems, Inc.


We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index of Item 14.(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quality Systems, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP
Costa Mesa, California
June 5, 1998

</AUDIT-REPORT>

                        QUALITY SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                                           March 31,
                                                       ----------------
                                ASSETS                  1998     1997
                                                       -------  -------
Current Assets:
 Cash and cash equivalents                             $16,107  $21,852
 Short-term investments                                    973      883
 Accounts receivable, less allowance for doubtful
  accounts of $521 and $297, respectively                9,946    6,574
 Inventories                                             1,328    1,071
 Other current assets                                      574      628
                                                       -------  -------
     Total current assets                               28,928   31,008
Equipment and Improvements, net                          1,790    1,391
Capitalized Software Costs, net                          2,183    1,041
Deferred Tax Asset                                       3,105      -
Excess of Cost Over Net Assets of Acquired
  Business, net of accumulated amortization
  of $613 and $274, respectively                         2,793    2,868
Other Assets                                             2,117    1,558
                                                       -------  -------
     Total assets                                      $40,916  $37,866
                                                       =======  =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                      $ 1,327  $ 1,345
 Acquisition obligation                                  5,676      -
 Deferred service revenue                                2,244    1,493
 Estimated costs to complete
   system installations                                    592      565
 Other current liabilities                               3,636    1,992
                                                       -------  -------
     Total current liabilities                          13,475    5,395
Deferred Tax Liability                                     -        201
                                                       -------  -------
     Total liabilities                                  13,475    5,596
                                                       -------  -------
Commitments and Contingencies

Shareholders' Equity:
 Common stock, $0.01 par value,
  20,000 shares authorized, 5,988
  and 5,997 shares issued and
  outstanding, respectively                                 60       60
 Additional paid-in capital                             33,931   34,144
 Accumulated deficit                                    (6,550)  (1,934)
                                                       -------  -------
     Total shareholders' equity                         27,441   32,270
                                                       -------  -------
     Total liabilities and
      shareholders' equity                             $40,916  $37,866
                                                       =======  =======

See notes to consolidated financial statements.

                           QUALITY SYSTEMS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)


                                          Years Ended March 31,
                                       ------------------------------
                                        1998       1997        1996
                                       -------    -------    --------
Net Revenues:
 Sales of computer systems,
   upgrades and supplies               $20,273    $11,809    $ 9,623
 Maintenance and other services         10,943      8,318      7,109
                                       -------    -------    -------
                                        31,216     20,127     16,732

Cost of Products and Services           13,509     10,089      7,929
                                       -------    -------    -------
Gross Profit                            17,707     10,038      8,803

Selling, General and
  Administrative Expenses               12,485      7,736      3,897
Research and Development Costs           3,072      1,978      1,567
Purchased In-Process
  Research and Development              10,200      8,300        -
                                       -------    -------    -------
Income (Loss) from Operations           (8,050)    (7,976)     3,339

Investment Income                          971      1,285        482
                                       -------    -------    -------
Income (Loss) before Provision
  for (Benefit from) Income Taxes       (7,079)    (6,691)     3,821
Provision for (Benefit from)
  Income Taxes                          (2,463)       784      1,528
                                       -------    -------    -------
Net Income (Loss)                      $(4,616)   $(7,475)   $ 2,293
                                       =======    =======    =======


Net Income (Loss) per Share:

  Basic                                $(0.77)    $(1.26)    $ 0.49
                                       =======    =======    =======

  Diluted                              $(0.77)    $(1.26)    $ 0.48
                                       =======    =======    =======


     See notes to consolidated financial statements.

                            QUALITY SYSTEMS, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                Unrealized
                      Common                     Loss on     Retained
                   Shares Issued    Additional  Available-   Earnings
                 -----------------    Paid-in    for-Sale  (Accumulated)
                    Number  Amount    Capital   Securities   Deficit)
                 ---------- ------  ----------  ---------- -------------
Balance at
 April 1, 1995     4,536      $45     $ 5,978     $ (83)     $ 3,248

 Sale of stock
  in secondary
  offering         1,000       10      20,244        -           -

 Exercise of
  stock options      117        1         181        -            -

 Tax benefit
  resulting from
  stock options      -          -         745        -            -

 Unrealized gain,
  net of $29
  tax provision      -          -            -       39            -

 Net income          -          -            -       -         2,293
                 ---------  ------- ----------- ---------- -------------
Balance at
 March 31, 1996    5,653       56      27,148       (44)       5,541


     See notes to consolidated financial statements.

                           QUALITY SYSTEMS, INC.

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
                               (in thousands)

                                                   Unrealized
                           Common                   Loss on     Retained
                       Shares  Issued   Additional Available-   Earnings
                      ----------------    Paid-in   for-Sale  (Accumulated)
                       Number   Amount    Capital  Securities   Deficit)
                      --------  ------  ---------- ---------- -------------
 Shares issued in
  Acquisition of
  Clinitec
  International, Inc.    310     $  3    $ 6,891     $   -      $   -

 Exercise of
  stock options           34        1         60         -          -

 Tax benefit
  resulting
  from stock
  options                -        -           45         -          -

 Disposition
  of available
  for-sale
  securities,
  net of $34 tax
  provision              -        -          -          44          -

 Net loss                -        -          -           -       (7,475)
                      --------  ------  ---------- ---------- -------------
Balance at
 March 31, 1997        5,997       60     34,144         -       (1,934)

 Exercise of
  stock options           31      -           48         -          -

 Tax benefit
  resulting from
  stock options          -        -           10         -          -

 Purchases of
  Common Stock           (40)     -         (271)        -          -

 Net loss                -        -          -           -       (4,616)
                      --------  ------  ----------  --------- -------------
Balance at
 March 31, 1998        5,988     $ 60     $33,931     $  -     $ (6,550)
                      ========  ======  ==========  ========= =============


     See notes to consolidated financial statements.

                           QUALITY SYSTEMS, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                            Years Ended March 31,
                                       ---------------------------------
                                         1998        1997         1996
                                       ---------    -------      -------
Cash Flows from Operating
    Activities:
  Net income (loss)                    $(4,616)     $(7,475)     $ 2,293
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
    Purchased in-process research
      and development                   10,200        8,300          -
    Depreciation and amortization        1,895        1,139          496
    Gains on short-term
      investments and other                (90)         (85)         (88)
    Equity in loss of Clinitec
      International, Inc.                  -             31           51
    Deferred income taxes               (3,336)         102          180
    Changes, net of amounts
     acquired, in:
      Accounts receivable               (3,175)      (1,594)      (1,754)
      Inventories                         (257)        (202)         (70)
      Other current assets                 116         (208)          19
      Accounts payable                     (72)        (613)       1,109
      Deferred service revenue             590          401           79
      Estimated costs to complete
        system installations                27          123          185
      Income taxes payable, and
        taxes related to equity
        accounts                           397          291          163
      Other current liabilities            563          310           25
                                        -------     -------      -------
Net Cash Provided By
    Operating Activities                 2,242          520        2,688
                                        -------     -------      -------
Cash Flows from
    Investing Activities:
  Proceeds from sales of
    short-term investments                 -            402        1,426
  Purchases of short-term
    investments                            -            (50)      (1,114)
  Additions to equipment and
    improvements, net                     (810)        (855)        (240)
  Additions to capitalized
    software costs                      (1,861)        (850)        (382)
  Purchase of ownership interests
    in Clinitec International, Inc.        -         (4,946)      (1,027)
  Purchase of Net Assets of MicroMed
    Healthcare Information
    Systems, Inc.                       (5,327)         -            -

See notes to consolidated financial statements.

                           QUALITY SYSTEMS, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (in thousands)
                                           Years Ended March 31,
                                       -----------------------------
                                        1998       1997       1996
                                       -------    -------    -------
Change in other assets                 $   234    $  (302)   $   -
                                       -------    -------    -------
Net Cash Used In
    Investing Activities                (7,764)    (6,601)    (1,337)
                                       -------    -------    -------
Cash Flows from Financing
    Activities:
  Purchases of Common Stock               (271)       -          -
  Proceeds from exercise of
    stock options                           48         61        182
  Proceeds from issuance
    of common stock, net                   -          -       20,254
                                       -------    -------    -------
Net Cash Provided By (Used In)
    Financing Activities                  (223)        61     20,436
                                       -------    -------    -------
Net Increase (Decrease) in Cash
    and Cash Equivalents                (5,745)    (6,020)    21,787
Cash and Cash Equivalents,
    beginning of year                   21,852     27,872      6,085
                                       -------    -------    -------
Cash and Cash Equivalents, end
    of year                            $16,107    $21,852    $27,872
                                       =======    =======    =======


Supplemental Information - During fiscal 1998, 1997 and 1996 the Company made income tax payments of $485, $431 and $1,146, respectively.

Detail of businesses acquired in
    purchase transactions:

                                               Years Ended March 31,
                                              ------------------------
                                                1998             1997
                                              -------           ------
In-Process Research and Development           $10,200           $8,300
Fair Value of Assets Acquired
  (net of previous investment)                  1,480            3,999
Liabilities Assumed                              (677)            (459)
Common Stock Issued in the Acquisition            -             (6,894)
Acquisition Obligation                         (5,676)             -
                                              -------           ------
Cash Paid for the Acquisition, net of
   cash acquired                              $ 5,327           $4,946
                                              =======           ======

See notes to consolidated financial statements.

                            QUALITY SYSTEMS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - DESCRIPTION OF BUSINESS

Quality Systems, Inc. ("QSI") and its wholly-owned subsidiaries, Clinitec International, Inc. ("Clinitec") and MicroMed Healthcare Information Systems, Inc. ("MicroMed"), (collectively the "Company") develop and market proprietary computer information systems for medical and dental group practices, dental schools, physician hospital organizations, management service organizations, and community health centers. The Company's proprietary software systems include general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, electronic medical records, dental charting and letter generation. In addition to providing fully integrated solutions, the Company provides its clients with comprehensive hardware and software maintenance and support services, system training services and electronic claims submission services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - QSI acquired a 100% ownership interest in Clinitec on May 17, 1996 and MicroMed on May 15, 1997 (see Note 10). Accordingly, the accompanying consolidated financial statements include all of the accounts of QSI for the periods presented, the accounts of Clinitec for the period commencing May 17, 1996 through March 31, 1998, and the accounts of MicroMed for the period commending May 15, 1997 through March 31, 1998. All significant intercompany amounts have been eliminated.

Revenue Recognition - Licenses and sales of computer systems and system upgrades are recognized at the time the basic software and hardware is shipped, if the estimated costs to complete the system are not considered significant, in accordance with Statement of Position 91-1, "Software Revenue Recognition." Estimated costs to complete the systems are normally insignificant and are charged to expense in the period in which the sales are recognized. These costs typically include labor and travel costs associated with training, installation and data conversion services. If estimated costs to complete a system are significant, revenue is recognized on a percentage of completion basis. Maintenance revenue is recognized ratably over the life of the contract. Advance maintenance revenue billings are included in deferred service revenue.

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

Accounts Receivable - Many of the Company's system sales are financed by third-party sources while the Company provides credit for most maintenance contract sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses which reserves have been within management's expectations.

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

Earnings per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," ("SFAS No. 128"). This statement is effective for periods ending after December 15, 1997 and requires restatement of all prior periods. The Statement redefines earnings per share ("EPS") under generally accepted accounting principles, making EPS comparable to international standards. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

                             QUALITY SYSTEMS, INC.

The Company has adopted the provisions of SFAS No. 128 in the accompanying 1998 consolidated financial statements and has restated prior periods to reflect the adoption of SFAS No. 128.

The following table reconciles the weighted average shares outstanding for basic and diluted income (loss) per share for the periods presented.

                                           Years Ended March 31,
                                       -----------------------------
                                        1998       1997       1996
                                       -------    -------    -------
                                 (in thousands except per share amounts)

Net income (loss)                      $(4,616)   $(7,475)   $ 2,293
                                       -------    -------    -------
Basic income (loss) per
 common share:
  Weighted average of common
   shares outstanding                    5,981      5,937      4,640
                                       -------    -------    -------
 Basic income (loss) per
   common share                        $(0.77)    $(1.26)    $ 0.49
                                       =======    =======    =======
Diluted income (loss) per share:

 Weighted average of common shares
  outstanding                            5,981      5,937      4,640
 Weighted average of common shares
  equivalents:
   Weighted average options
    outstanding                            -          -          136
                                       -------    -------    -------
 Weighted average number of common
  and common equivalent shares           5,981      5,937      4,776
                                       -------    -------    -------
Diluted income (loss) per
 common share                          $(0.77)    $(1.26)    $ 0.48
                                       =======    =======    =======

Stock-Based Compensation - In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS No. 123"), which was adopted by the Company beginning April 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which recognizes compensation cost

                            QUALITY SYSTEMS, INC.

based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income
(loss) and net income (loss) per share.

Recently Issued Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 130 are effective for interim periods and fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 are effective for fiscal years beginning after December 15, 1997.

In October 1997, the American Institute of Certified Public Accounts issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. The provisions of SOP 97-2 that impact the Company are effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt SOP 97-2 in fiscal 1999 and has not yet determined its impact.

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

Reclassifications - Certain amounts in the accompanying financial statements have been reclassified to conform with the March 31, 1998 presentation.

                             QUALITY SYSTEMS, INC.

NOTE 3 - CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At March 31, 1998 and 1997, the Company had cash equivalents of $14,733,000 and $21,155,000, respectively, invested in a major national brokerage firm's institutional fund that specializes in U.S. government securities and commercial paper with high credit ratings.

At March 31, 1998 and 1997, all short-term investments consist of trading securities which include an investment of $762,000 and $642,000, respectively, in a fund which trades in special situation securities. The Company bears no off-balance sheet risk on its investments.

Investment income for each of the three years ended March 31, 1998 consists of the following:

                                     Years Ended March 31,
                                  ----------------------------
                                   1998       1997       1996
                                  ------     ------     ------
                                         (in thousands)

 Interest income                  $  884     $1,240     $  433
 Net gains (losses) on
   short-term investments --
     Realized                        146        102        (10)
     Unrealized                      (58)       (26)        90
 Other                                (1)       (31)       (31)
                                  ------     ------     ------
                                  $  971     $1,285     $  482
                                  ======     ======     ======

                             QUALITY SYSTEMS, INC.

NOTE 4 - CAPITALIZED SOFTWARE COSTS

Capitalized software costs at March 31, 1998 and 1997 were net of accumulated amortization of $1,129,000 and $1,275,000, respectively.

Information related to net capitalized software costs is as follows:

                            Years Ended March 31,
                        ------------------------------
                         1998        1997        1996
                        ------      ------      ------
                                (in thousands)

Beginning of year       $1,041      $  599      $  502
Capitalized              1,861         850         382
Amortization              (719)       (408)       (285)
                        ------      ------      ------
End of year             $2,183      $1,041      $  599
                        ======      ======      ======

NOTE 5 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


INVENTORIES:

                                            March 31,
                                      --------------------
                                       1998          1997
                                      ------        ------
                                         (in thousands)
Computer systems
   and components                     $1,019        $  750
 Replacement parts for
   certain client systems, net
   of accumulated amortization
   of $1,018 and $1,079,
   respectively                          260           274
 Miscellaneous parts
   and supplies                           49            47
                                      ------        ------
                                      $1,328        $1,071
                                      ======        ======

                            QUALITY SYSTEMS, INC.

EQUIPMENT AND IMPROVEMENTS:

                                              March 31,
                                        --------------------
                                         1998          1997
                                        ------        ------
                                           (in thousands)
 Computers and electronic
   test equipment                       $2,540        $2,110
 Furniture and fixtures                    830           622
 Vehicles                                   72            72
 Leasehold improvements                    196           120
                                        ------        ------
                                         3,638         2,924
 Accumulated depreciation
   and amortization                     (1,848)       (1,533)
                                        ------        ------
                                        $1,790        $1,391
                                        ======        ======

OTHER ASSETS:

                                              March 31,
                                        --------------------
                                         1998          1997
                                        ------        ------
Intangible assets, net of
  accumulated amortization
  of $490 and $156,
  respectively                          $1,280        $  734
Other                                      837           824
                                        ------        ------
                                        $2,117        $1,558
                                        ======        ======

OTHER CURRENT LIABILITIES:

                                              March 31,
                                        --------------------
                                         1998          1997
                                        ------        ------
                                           (in thousands)
 Accrued payroll and
  related expenses                      $1,184        $  848
 Deferred compensation                     685           454
 Income taxes payable                      553           166
 Other accrued expenses                  1,214           524
                                        ------        ------
                                        $3,636        $1,992
                                        ======        ======

                             QUALITY SYSTEMS, INC.

NOTE 6 - INCOME TAXES

The income tax provision (benefit) consists of the following components:

                                           Years Ended March 31,
                                     ---------------------------------
                                      1998         1997         1996
                                     -------      -------      -------
                                               (in thousands)
Federal-
  Current taxes                      $   672      $   523      $ 1,072
  Deferred taxes                      (2,832)          81          109
                                     -------      -------      -------
                                      (2,160)         604        1,181
                                     -------      -------      -------
State-
  Current taxes                          201          159          305
  Deferred taxes                        (504)          21           42
                                     -------      -------      -------
                                        (303)         180          347
                                     -------      -------      -------
                                     $(2,463)     $   784      $ 1,528
                                     =======      =======      =======

The income tax provision (benefit) differs from an amount computed at the Federal statutory rate as follows:

                                           Years Ended March 31,
                                     ---------------------------------
                                      1998         1997         1996
                                     -------      -------      -------
                                               (in thousands)
Federal income tax provision
  (benefit) at statutory rate (34%)  $(2,407)     $(2,275)     $ 1,299
Increases (decreases)
  resulting from:
   Non-deductible purchased
     in-process research and
     development                         -          2,822          -
   Non-deductible amortization
     of purchased intangible
     assets                              144          120          -
   State income taxes                   (201)         127          234
   Other                                   1          (10)          (5)
                                     -------      -------      -------
                                     $(2,463)     $   784      $ 1,528
                                     =======      =======      =======

                             QUALITY SYSTEMS, INC.

The net deferred tax benefits in the accompanying balance sheets include the following components:

                                                March 31,
                                         -----------------------
                                           1998           1997
                                         --------       --------
                                             (in thousands)
Deferred tax assets -
   Accounts receivable                   $   254        $   167
   Inventories                                54             62
   Accumulated depreciation                   21              5
   Purchased in-process
     research and development              3,646            -
   Intangible assets                          39            -
   Accrued vacation and sick leave           255            193
   Accrued liability for
     deferred compensation                   241            195
   Deferred revenue                           19            -
   State income taxes                         42             46
   Net operating loss carryforward           -              201
                                         --------       --------
                                           4,571            869
                                         --------       --------
Deferred tax liabilities -
   Short-term investments                     (5)           (30)
   Inventories                               (16)           (12)
   Accumulated depreciation                  (64)           (38)
   Capitalized software                     (537)          (364)
   Deferred revenue                         (522)          (334)
                                         --------       --------
                                          (1,144)          (778)
                                         --------       --------
                                         $ 3,427        $    91
                                         ========       ========

The deferred tax assets and liabilities have been shown net in the accompanying balance sheets based on the long-term or short-term nature of the items which give rise to the deferred amount.

                           QUALITY SYSTEMS, INC.

NOTE 7 - EMPLOYEE BENEFIT PLANS

QSI and Clinitec each has a profit sharing and retirement plan (the "Retirement Plans") for the benefit of substantially all of their employees. Participating employees may defer up to 15% of their compensation per year. The Company's annual contribution is determined by the Company's Board of Directors and the Retirement Plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $43,000, $33,000 and $20,000 were made to the Retirement Plans for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

During the fiscal year ended March 31, 1994, QSI initiated a deferred compensation plan (the "Deferral Plan") for the benefit of officers and key employees. Participating employees may defer all or a portion of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees. Each participating employee's deferred compensation and share of Company contributions has been invested in a life insurance policy which has death benefit and mutual fund features. Investment decisions are made by each participating employee from a family of mutual funds. The Company is the owner and beneficiary of the life insurance policies and has an obligation to pay the greater of the death benefit or the net cash surrender value upon each employee's death or termination. The net cash surrender value of the life insurance policies and the related Company obligation for deferred compensation was $685,000 and $454,000 at March 31, 1998 and 1997, respectively. The Company made contributions of $8,000, $10,000 and $11,000 to the Deferral Plan for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 8 - EMPLOYEE STOCK OPTION PLANS

During fiscal 1990, the Company's shareholders approved a stock option plan (the "1989 Plan") under which 1,000,000 shares of common stock have been reserved for the issuance of options. The 1989 Plan provides that salaried officers, key employees and non-employee directors of the Company may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the option grant date.

                             QUALITY SYSTEMS, INC.

Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1989 Plan will terminate on May 30, 1999, unless sooner terminated by the Board. At March 31, 1998, 443,000 shares were available for future grant under the 1989 Plan.

A summary of option transactions under the 1989 Plan for the three years ended March 31, 1998 is as follows:

                                                        Weighted
                                                        Average
                                         Number         Exercise
                                        of Shares        Price
                                       -----------     ----------
Outstanding, April 1, 1995
  (73,250 exercisable at a
    weighted average price
    of $1.54)                            219,700         $ 1.57

Granted (weighted average
  fair value of $291,000)                 30,000          14.87
Exercised                               (117,600)          1.55
Cancelled                                 (2,000)         26.50
                                       -----------

Outstanding, March 31, 1996
  (21,625 exercisable at a
    weighted average price
    of $1.57)                            130,100           4.28

Granted (weighted average
  fair value of $3,188,000)              279,500          18.80
Exercised                                (34,125)          1.77
Cancelled                               (107,975)         15.59
                                       -----------
Outstanding, March 31, 1997
  (43,000 exercisable at a
    weighted average price
    of $2.98)                            267,500          15.20

Granted (weighted average
  fair value of $1,214,000)              164,831           7.37
Exercised                                (30,250)          1.60
Cancelled                               (182,549)         21.08
                                       -----------

Outstanding, March 31, 1998
  (50,500 exercisable at a
    weighted average price
    of $3.45)                            219,532         $ 6.31
                                       ===========     ==========

                           QUALITY SYSTEMS, INC.

The outstanding stock options vest ratably over a four-year period commencing from the respective option grant dates. Stock options outstanding at March 31, 1998 are summarized as follows:

Options Outstanding

                                      Weighted
                                       Average
                       Number         Remaining       Weighted
    Range of       Outstanding at    Contractual      Average
Exercise Prices    March 31, 1998    Life (Yrs.)   Exercise Price
---------------    --------------    -----------   --------------
$ 1.50 - $ 4.88        34,250           0.5            $ 1.58
  6.38 -  11.50       184,282           4.2              7.09
 23.50 -  27.50         1,000           2.8             23.50
                   --------------
$ 1.50 - $27.50       219,532           3.6            $ 6.31
===============    ==============    ===========   ==============


Options Exercisable



                Number            Weighted
               Range of       Exercisable at        Average
           Exercise Prices    March 31, 1998     Exercise Price
           ---------------    --------------     --------------
           $ 1.50 - $ 4.88        33,625             $ 1.54
             6.38 -  11.50        16,375               6.75
            23.50 -  27.50           500              23.50
                              --------------
           $ 1.38 - $27.50        50,500             $ 3.45
           ===============    ==============      =============

As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No.
25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123 requires the disclosure of pro forma net income and pro forma income (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

                            QUALITY SYSTEMS, INC.

The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life -- twelve months following full vesting; stock volatility -- ranging from 47% to 59% in fiscal 1998, ranging from 68% to 101% in fiscal 1997 and ranging from 71% to 95% in fiscal 1996; risk free interest rates -- 5.9% in fiscal 1998, 6.5% in fiscal 1997 and 6.5% in fiscal 1996; and, no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, the pro forma net loss would have been $(4,771,000), or $(0.79) per share, in fiscal 1998; and $(7,991,000), or $(1.35) per share, in fiscal 1997; and, pro forma net income would have been $2,274,000, or $0.47 per share, in fiscal 1996. These amounts are based on calculated values for option awards in fiscal 1998, 1997 and 1996 of $1,214,000, $3,188,000 and $291,000,
respectively. The impact of stock options granted prior to fiscal 1996 has been excluded from the pro forma calculations; accordingly, the fiscal 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation may apply to all applicable stock options.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation - On April 22, 1997, a purported class action was filed in California Superior Court on behalf of all persons who purchased the Company's Common Stock between June 26, 1995 and July 3, 1996. The complaint alleges that the Company and certain of its officers and directors, as well as other defendants not affiliated with the Company, violated sections of the California Corporations Code by issuing positive statements about the Company that allegedly were knowingly false, in part, in order to assist the Company and certain of its officers and directors in selling Common Stock at an inflated price in the Company's March 5, 1996 public offering and at other points during the period specified. On May 14, 1997, a second purported class action was filed in the same court essentially repeating the allegations of the April 22, 1997 suit. On July 1, 1997, a third purported class action was filed in the United States District Court repeating essentially the same factual allegations as the April 22, 1997 suit and purports to state claims under the Federal securities laws. The Company and its named officers and directors deny all allegations of wrongdoing made against them in these suits, consider the allegations groundless and without merit, and intend to vigorously defend against these actions.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. The Company believes such matters are without merit, or involve such amounts that unfavorable disposition would not have a material adverse effect on the Company's financial statements.

                            QUALITY SYSTEMS, INC.

Rental Commitments - The Company leases its facilities and offices under noncancelable operating lease agreements expiring at various dates through June 2000. The Company has rental commitments under these agreements in fiscal 1999, 2000 and 2001 of $622,000, $281,000 and $2,000, respectively.
Total rental expense for all operating leases was $672,000, $451,000 and $385,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 10 - ACQUISITIONS

Clinitec - In April 1995, QSI entered into a strategic relationship with Clinitec, a developer of electronic medical records software systems. In May 1995 in connection with this strategic relationship, QSI acquired a 25% ownership interest in Clinitec for $1.0 million in cash. On May 16, 1996, QSI and Clinitec executed an Agreement and Plan of Merger, which was effected on May 17, 1996, whereby QSI acquired the remaining 75% of Clinitec that it did not already own for $4.9 million in cash and 309,846 shares of QSI Common Stock. For purposes of the acquisition, the shares were valued at $6.9 million, or $22.25 per share, for a total purchase price of $11.8 million for this remaining 75% ownership interest. On May 17, 1996, in accordance with the terms of the transaction, Clinitec was merged with and into a newly formed, wholly-owned subsidiary of the Company.

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

          Pro forma net revenues             $18,225,000
          Pro forma net income               $ 1,425,000
          Pro forma net income per share:
             Basic                             $ 0.29
             Diluted                           $ 0.28
                                             ===========

                               QUALITY SYSTEMS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



The pro forma information is not necessarily indicative of the results of operations that would have occurred nor of future results of the combined enterprise.

MicroMed - On May 15, 1997, the Company acquired substantially all of the assets of MicroMed, a developer and marketer of proprietary information systems utilizing a graphical user interface client/server platform for medical group practices. The purchase price consisted of an initial cash payment of $4.8 million paid at the closing of the transaction and an additional payment of $5.7 million due no later than June 29, 1998. The
Company anticipates paying $1.8 million of the additional payment in the Company's Common Stock with the balance in cash.

The acquisition was recorded as a purchase transaction. In connection with this treatment, the $10.6 million paid, and to be paid, by the Company, including related acquisition costs, together with a $550,000 loan payable by MicroMed to the Company as of the acquisition date and $677,000 of assumed MicroMed liabilities was allocated to $1.3 million of acquired identified assets, $10.2 million of acquired in-process research and development, and $264,000 of purchase price in excess of assets acquired.
The technological feasibility of the acquired in-process research and development had not been established at the dates the purchase price was allocated and, accordingly, the allocated value was charged to operations during the year ended March 31, 1998.

If the MicroMed acquisition had been consummated as of the beginning of the year ended March 31, 1997, the impact on pro forma revenues, net loss and net loss per share would not have been material for each of the years ended
March 31, 1997 and 1998.

NOTE 11 - SHAREHOLDER RIGHTS PLAN

Each share of the Company's Common Stock includes a Right to purchase from the Company one share of Common Stock for $40, subject to adjustment. These
Rights expire on November 25, 2006 and may not be exercised and will not detach or trade separately from the Common Stock except as described below.

The Rights will detach from the Common Stock and may be exercised only if a person or group without prior consent of the Company's board becomes the beneficial owner of 15% or more of the Common Stock ("Stock Acquisition").
Existing shareholder positions as of November 22, 1996 of 15% or more of the outstanding Common Stock do not trigger the Rights unless they acquire additional shares without prior board consent. If a Stock Acquisition occurs, the Rights flip-in and each Right entitles its holder (other than shareholders who have caused the Stock Acquisition) to purchase, at the Right's then current exercise price, Common Stock (or, if the number of shares of authorized common stock is insufficient to permit the full exercise of the Rights, cash, property or other securities of the Company)

                              QUALITY SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



having a formula value equal to twice the Right's exercise price. In addition, if at any time following a Stock Acquisition, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or (ii) 50% or more of the Company's assets or earnings power is sold or transferred, the Rights flip-over and each unexercised Right will entitle the holder to purchase, at the Right's then current exercise price, common shares of the successor having a formula value equal to twice the Right's exercise price. The Rights may be redeemed by the Company at any time prior to ten days following the date the Company's board becomes aware of a Stock Acquisition (which period may be extended by the Company's Board of Directors at any time while the Rights are still redeemable). Upon the occurrence of a flip-in or flip-over event, if the Rights are not redeemed, the Rights would result in substantial dilution to any person who has caused the Stock Acquisition or who attempts to merge or consolidate with the Company. As a result, the Rights may deter potential attempts to acquire control of the Company without the approval of the Company's Board of Directors.

NOTE 12 - STOCK REPURCHASE PLAN

On February 12, 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding
Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's
Board of Directors extended this authorization through February 9, 1999.
The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, decide not to effect any repurchases, or to repurchase fewer shares than authorized. Repurchased shares are immediately cancelled. As of March 31, 1998, the Company has repurchased 40,100 shares at a cash cost of $271,000.


                           QUALITY SYSTEMS, INC.
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       ALLOWANCE FOR DOUBTFUL ACCOUNTS
                               (in thousands)


                                 Column C - Additions
                                 ---------------------
                                                                   Column E
                      Column B      (1)        (2)                 Balance
                     Balance at  Charged to Charged to              at end
Column A            beginning of costs and    other      Column D     of
Description            period     expenses   accounts   Deductions  Period
------------------  ------------ ---------- ----------  ---------- --------
Fiscal Year Ended:
  March 31, 1998       $297         $339       $ -        $115       $521
  March 31, 1997        126          171        85(I)       85        297
  March 31, 1996       $ 77         $ 71       $ -        $ 22       $126
                     ============ ========== ========== ========== ========


(I) Acquired in connection with the purchase of Clinitec International, Inc. on May 17, 1996.

                               EXHIBIT 21

                               EXHIBIT 21
                              -----------


                         QUALITY SYSTEMS, INC.


                         List of Subsidiaries



1. Clinitec International, Inc., a California Corporation, is a wholly-owned subsidiary of Quality Systems, Inc.

2. MicroMed Healthcare Information Systems, Inc., a California
   Corporation, is a wholly-owned subsidiary of Quality Systems, Inc.

                             EXHIBIT 23.1

                             EXHIBIT 23.1
                             ------------


                    INDEPENDENT AUDITORS' CONSENT





We consent to the incorporation by reference in Registration Statements Number 2-82773 and 33-31949 on Form S-8 of our report dated June 5, 1998 appearing in this Annual Report on Form 10-K for Quality Systems, Inc. for the year ended March 31, 1998.









/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Costa Mesa, California
June 8, 1998