Form 10-Q
period 1998-06-30
QUALITY SYSTEMS INC
filed 1998-08-12
CIK 708818

               U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                        ______________________
                              FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                        ______________________
                                  OR

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

         6,233,266 shares of Common Stock, $.01 par value,
                        as of August 5, 1998

<PAGE 2>
                   PART I.  CONSOLIDATED FINANCIAL INFORMATION.
                   -------  -----------------------------------
Item 1.  Financial Statements.
-------  ---------------------
                           QUALITY SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                    June 30,     March 31,
                                    ASSETS            1998         1998
                                                  -----------  -----------
Current Assets:                                   (unaudited)
  Cash and cash equivalents                          $12,032     $16,107
  Short-term investments                                 942         973
  Accounts receivable, less allowance for doubtful
    accounts of $551 and $521, respectively            9,631       9,946
  Inventories                                            907       1,328
  Other current assets                                   691         574
                                                     -------     -------
     Total current assets                             24,203      28,928
Equipment and Improvements, net                        1,819       1,790
Capitalized Software Costs, net                        2,229       2,183
Deferred Tax Asset                                     3,413       3,105
Excess of Cost Over Net
  Assets of Acquired Business, net                     2,707       2,793
Other Assets, net                                      2,054       2,117
                                                     -------     -------
     Total assets                                    $36,425     $40,916
                                                     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $ 1,515     $ 1,327
  Acquisition obligation                                 -         5,676
  Deferred service revenue                             2,605       2,244
  Estimated costs to complete
    system installations                                 582         592
  Other current liabilities                            3,034       3,636
                                                     -------     -------
     Total current liabilities                         7,736      13,475
                                                     -------     -------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000
    shares authorized, 6,243 and 5,988
    shares issued and outstanding, respectively           62          60
Additional paid-in capital                            35,780      33,931
Accumulated deficit                                   (7,153)     (6,550)
                                                     -------     -------
     Total shareholders' equity                       28,689      27,441
                                                     -------     -------
     Total liabilities and shareholders' equity      $36,425     $40,916
                                                     =======     =======

See notes to consolidated financial statements.

<PAGE 3>

                               QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in thousands)


                                                Three Months Ended
                                                     June 30,
                                             ------------------------
                                                 1998         1997
                                             -----------  -----------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies                       $ 3,930     $ 4,710
  Maintenance and other services                  3,295       2,463
                                                -------     -------
                                                  7,225       7,173
Cost of Products and Services                     4,040       3,567
                                                -------     -------
Gross Profit                                      3,185       3,606

Selling, General and
  Administrative Expenses                         3,328       2,537
Research and Development Costs                      905         828
Purchased In-Process
  Research and Development                          -         4,720
                                                -------     -------
Loss from Operations                             (1,048)     (4,479)

Investment Income                                   176         276
                                                -------     -------
Loss before Benefit from Income Taxes              (872)     (4,203)

Benefit from Income Taxes                          (269)     (1,468)
                                                -------     -------
Net Loss                                        $  (603)    $(2,735)
                                                =======     =======



Net Loss per Share, basic and diluted           $(0.10)     $(0.46)
                                                =======     =======

See notes to consolidated financial statements.

<PAGE 4>

                             QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                              Three Months Ended June 30,
                                              ---------------------------
                                                  1998          1997
                                              ------------   ------------
Cash Flows from Operating Activities:
  Net loss                                      $  (603)       $(2,735)
  Adjustments to reconcile net
    loss to net cash provided by (used in)
    operating activities:
      Purchased in-process
        research and development                    -            4,720
      Depreciation and amortization                 600            396
      Loss (Gain) on short-term investments          31            (27)
      Deferred income taxes                        (217)        (1,771)
      Changes, net of amounts acquired, in:
        Accounts receivable                         315         (1,292)
        Inventories                                 421              9
        Other current assets                        (78)          (117)
        Other assets                                (34)           (53)
        Accounts payable                            188            101
        Deferred service revenue                    361            (42)
        Estimated costs to complete
          system installations                      (10)           (43)
        Income taxes payable and taxes
          related to equity accounts               (683)           119
        Other current liabilities                   (49)           469
                                              ------------   -------------
Net Cash Provided by (Used in)
  Operating Activities                              242           (266)
                                              ------------   -------------
Cash Flows from Investing Activities:
  Net additions to
    equipment and improvements                     (167)          (341)
  Additions to capitalized software costs          (333)          (300)
  Purchase of net assets of MicroMed
    Healthcare Information Systems, Inc.         (3,840)        (5,259)
  Change in other assets                              8            200
                                              ------------   ------------

Net Cash Used in Investing Activities            (4,332)        (5,700)
                                              ------------   ------------

See notes to consolidated financial statements.

<PAGE 5>

                             QUALITY SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (Unaudited)
                             (in thousands)

                                           Three Months Ended June 30,
                                           ---------------------------
                                               1998           1997
                                           ------------   ------------
Cash Flows from Financing Activities:
  Purchase of Common Stock                   $   -          $   (34)
  Proceeds from
    exercise of stock options                     15              6
                                           ------------   ------------
Net Cash Provided by
  (Used in) Financing Activities                  15            (28)
                                           ------------   ------------
Net Decrease in Cash and Cash Equivalents     (4,075)        (5,994)

Cash and Cash Equivalents,
  beginning of period                         16,107         21,852
                                           ------------   ------------
Cash and Cash Equivalents, end of period     $12,032        $15,858
                                           ============   ============


Supplemental Information - During the three months ended June 30, 1998 and 1997, the Company made income tax payments of $624 and $186, respectively.


                                           Three Months Ended June 30,
                                           ---------------------------
Detail of business acquired in                 1998           1997
  purchase transaction:                    ------------   ------------

Purchased In-Process
  Research and Development                   $   -          $ 4,720
Fair Value of Assets Acquired (net of
  previous investment, if any)                   -            1,216
Liabilities Assumed                              -             (677)
Common Stock Issued in the Acquisition        (1,836)           -
Retirement of Acquisition Obligation           5,676            -
                                           ------------   ------------
Cash Paid for the Acquisition,
  net of cash acquired                       $ 3,840        $ 5,259
                                           ============   ============


     See notes to consolidated financial statements.

<PAGE 6>
                             QUALITY SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 1998. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.


NOTE 2 - ACQUISITION OF MICROMED HEALTHCARE INFORMATION SYSTEMS, INC.
------   ------------------------------------------------------------

On May 15, 1997, the Company acquired substantially all of the assets of MicroMed Healthcare Information Systems, Inc. ("MicroMed"), a developer and marketer of proprietary information systems utilizing a graphical user interface client-server platform for medical group practices. The purchase price consists of an initial cash payment of $4.8 million paid at the closing of the transaction and an additional payment, based upon certain operating results of MicroMed for the twelve-month period ended March 31, 1998, of $5.7 million due no later than June 29, 1998. The additional payment consisted of $3.8 million in cash and 245,454 shares of the Company's Common Stock valued at $1.8 million, or $7.48 per share. The shares of Common Stock may not be sold or otherwise transferred in any manner until June 1999.


NOTE 3 - STOCK REPURCHASE
------   ----------------

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three months ended June 30, 1998, the Company did not repurchase any shares. Since the inception of the repurchase authorization through August 5, 1998, 49,900 shares have been repurchased at a cost of $329,000.

<PAGE 7>

NOTE 4 - INCOME TAXES
------   ------------

The benefit from income taxes for the three months ended June 30, 1998 and 1997 differ from the expected combined statutory rate primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. and the effect of varying state income tax rates.


NOTE 5 - NET LOSS PER SHARE
------   ------------------

The net loss per share, basic and diluted, for each of the three months ended June 30, 1998 and 1997 was computed using the weighted average number of shares actually outstanding during the periods of 6,002,000 and 5,998,000, respectively, and any common share equivalents were excluded because their impact would have been anti-dilutive.


NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
------   -----------------------------------------

In October 1997, the American Institute of Certified Public Accounts issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"), which was later amended in part by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). As of April 1, 1998, the Company has adopted SOP 97-2, as amended by SOP 98-4. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes the guidance contained in SOP 91-1 which the Company has heretofore been following. The Company generates revenues from licensing rights to use its software products directly to end users. The Company also generates revenues from sales of hardware and third party software, and implementation, training, software customization and post-contract support ("maintenance") services performed for customers who license the Company's products. A typical system contract contains multiple elements of two or more of the above items. In accordance with SOP 97-2, revenue is allocated to each element of the contract based on evidence of each element's fair market value. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software are recognized upon shipment. Revenue from implementation, training and software customization services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractural maintenance period. The adoption of SOP 97-2 has, in certain circumstances, resulted in the deferral of some portion of contract revenues that would have otherwise been recognized under SOP 91-1. During the quarter ended June 30, 1998, the impact of adopting SOP 97-2 as of April 1, 1998, was to reduce net revenues by $443,000, increase the loss from operations by $314,000, and increase the net loss by $187,000, or $0.03 per share on a basic and diluted basis.

<PAGE 8>

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended June 30, 1998 and 1997, there were no differences between the net loss, as reported, and comprehensive income/loss.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 are effective for fiscal years beginning after December 15, 1997, but are not required for interim periods in the initial year of application.

<PAGE 9>

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations.
         --------------------------

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

<PAGE 10>

QSI was founded with an early focus on providing information systems and services primarily for dental group practices. QSI's initial "turnkey" systems were designed to improve productivity while reducing information processing costs and personnel requirements. In the mid-1980's, QSI capitalized on the opportunity presented by the increasing pressure of cost containment on physicians and healthcare organizations and further expanded its information processing systems into the broader medical market. Today, QSI primarily develops and markets integrated character-based healthcare information systems utilizing a UNIX* operating system for both the medical and dental markets ("Legacy Product"). These expandable systems operate on a stand-alone basis or in a networked environment.

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

In September 1996, QSI entered into a software licensing and development agreement to utilize and market a computerized oral health records system for dental practitioners ("Charting Product"). QSI continues to modify and expand the product's source code to meet the needs of large dental groups and has interfaced this charting system with the dental Legacy Product.
The dental charting software incorporates specific clinical information associated with tooth and perio charting, video image management (including interfacing with digital X-ray equipment and intra-oral cameras), periodontal screening and recording ("PSR") examination results and patient education, and maintains chart notes in both text and audio form. The system is being developed with a client-server architecture; a GUI design utilizing either Windows 95*** or Windows NT*** operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant. In addition, the dental charting software can be integrated with components from the NextGen electronic medical records system to form the base for a chartless, paperless dental office environment.

Further augmenting its medical practice management system product line, the Company purchased MicroMed in May 1997. MicroMed develops and markets proprietary medical practice management systems. MicroMed's practice management system ("Windows Product") has been developed with a client-server architecture; a GUI design utilizing either Windows 95 or Windows NT operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant. MicroMed's product is designed to provide a flexible, enterprise-wide solution employing a master patient index.


*     UNIX is a registered trademark of AT&T Corporation.
**    NextGen is a registered trademark of Clinitec International, Inc.
*** Microsoft Windows, Windows NT and Windows 95 are registered trademarks of Microsoft Corporation.

<PAGE 11>
                               RISK FACTORS.

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

In addition, the Company believes that once a healthcare provider has chosen a particular healthcare information system vendor, the provider will, for a period of time, be more likely to rely on that vendor for its future information system requirements. Furthermore, if the healthcare industry continues to undergo further consolidation as it has recently experienced, each sale of the Company's systems will assume even greater importance to the Company's business, financial condition and results of operations. The Company's inability to make initial sales of its systems to either newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems could have a material adverse effect on the Company's business, financial condition and results of operations. If new systems sales do not materialize, maintenance service revenues can be expected to decrease over time due to the effect of failure to capture new maintenance revenues therefrom in combination with attrition of existing maintenance revenues associated with the Company's current clients whose systems become obsolete or are replaced by competitors' products.

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

<PAGE 12>

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

Through March 31, 1998, the Company recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, "Software Revenue Recognition" ("SOP 91-1"). The AICPA has recently adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), that supersedes SOP 91-1 and became effective for the Company on April 1, 1998. There can be no assurance that application and subsequent interpretations of this pronouncement by the Company, its independent auditors or the Securities Exchange Commission will not further modify the Company's revenue recognition policies, or that such modifications would not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its licensing or services practices to conform to SOP 97-2, or that such changes, if adopted, would not result in delays or cancellations of potential sales of the Company's products.

<PAGE 13>

Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

ACQUISITIONS.

During the past two years, the Company has made two significant acquisitions of relatively new companies each of which has products utilizing newer technology than the Company's Legacy Product and each company having a limited sales history. Acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, amortization of acquired intangible assets, and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Customer dissatisfaction or performance problems at a single acquired business can also have an adverse effect on the reputation of the Company.

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

<PAGE 14>

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

In response to increasing market demand, the Company is currently developing new generations of its software products designed for the client-server and Internet/intranet environments. There can be no assurance that the Company will successfully develop these new software products or that these products will operate successfully on the principal client-server operating systems, which include UNIX, Microsoft Windows, Windows NT and Windows 95, or that any such development, even if successful, will be completed concurrently with or prior to introduction by competitors of products designed for the client-server and Internet/intranet environments. Any such failure or delay could adversely affect the Company's competitive position or could make the Company's current products obsolete.

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

<PAGE 15>

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

The pending federal and state securities actions are in the early states of procedure. Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions. However, the uncertainty associated with substantial unresolved litigation may be expected to have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirors from bidding for the Company or reducing the consideration such acquirors would otherwise be willing to pay in connection with an acquisition.

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

<PAGE 16>

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

<PAGE 17>

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

<PAGE 18>
                              RESULTS OF OPERATIONS.

The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's consolidated statements of operations.

                                                Three Months
                                                   Ended
                                                  June 30,
                                             -----------------
                                              1998      1997
                                             -------   -------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies                      54.4 %    65.7 %
  Maintenance and other services               45.6      34.3
                                             -------   -------
                                              100.0     100.0
Cost of Products and Services                  55.9      49.7
                                             -------   -------
Gross Profit                                   44.1      50.3

Selling, General and
  Administrative Expenses                      46.1      35.4
Research and Development Costs                 12.5      11.5
Purchased In-Process
  Research and Development                      -        65.8
                                             -------   -------
Loss from Operations                          (14.5)    (62.4)

Investment Income                               2.4       3.8
                                             -------   -------
Loss before Benefit from Income Taxes         (12.1)    (58.6)

Benefit from Income Taxes                      (3.7)    (20.5)
                                             -------   -------
Net Loss                                       (8.4)%   (38.1)%
                                             =======   =======

<PAGE 19>

For the Three-Month Periods Ended June 30, 1998 and 1997.
---------------------------------------------------------

The Company incurred a net loss of $(603,000), or $(0.10) per share on a basic and diluted basis, for the three months ended June 30, 1998. In comparison, after recognizing a $4.7 million charge for purchased in-process research and development in connection with the MicroMed acquisition, the Company incurred a net loss of $(2.7) million, or $(0.46) per share on a basic and diluted basis, for the three months ended June 30, 1997. Excluding the charge, net of the related income tax benefit, net income and basic and diluted income per share for the three months ended June 30, 1997 would have been $256,000, and $0.04, respectively.

Net Revenues. Net revenues for the three months ended June 30, 1998 were relatively unchanged at $7.2 million as compared to the three months ended June 30, 1997. Sales of computer systems, upgrades and supplies decreased 16.6% to $3.9 million from $4.7 million while net revenues from maintenance and other services grew 33.8% to $3.3 million from $2.5 million during the comparable periods. The decrease in net revenues from sales of computer systems, upgrades and supplies was principally due to the impact of adopting SOP 97-2 as of April 1, 1998 resulting in the deferral of certain revenues from system contracts executed and shipped during the quarter combined with the effect of an overall decrease in new system sales during the quarter. The increase in maintenance and other services net revenue resulted principally from an increase in such revenues for QSI which has a larger client base from which to generate maintenance and other service revenue than the more recently formed Clinitec and MicroMed organizations, each of which also contributed, to a lesser degree, to the increase in such revenues.

Cost of Products and Services. Cost of products and services for the three months ended June 30, 1998 increased 13.3% to $4.0 million from $3.6 million for the three months ended June 30, 1997 while cost of products and services as a percentage of net revenues increased to 55.9% from 49.7% during the comparable periods. The increase in cost of products and services in amount during the June 30, 1998 quarter as compared to the June 30, 1997 quarter results from the effect of increased product development, customer service, support, and training personnel at both Clinitec and MicroMed during the June 30, 1998 quarter as compared to the June 30, 1997 quarter together with a change in the mix of new system sales toward systems with higher hardware content in the fiscal 1999 quarter offset in part by the overall decrease in net revenues from sales of computer systems and upgrades. The increase in cost of products and services as a percentage of net revenues results from the growth of the Clinitec and MicroMed infrastructures together with the changing mix of sales both taken in conjunction with the negligible net revenue growth in the June 1998 quarter as compared to the June 1997 quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1998 increased 31.2% to $3.3 million from $2.5 million for the three months ended June 30, 1997 primarily as a result of: the inclusion of such MicroMed expenses for the entire quarter ended June 30, 1998 as compared to only that portion of the corresponding period ended June 30, 1997 following the May 1997 MicroMed acquisition; and, an increase in Clinitec's and MicroMed's selling efforts, sales personnel and administrative infrastructure offset in part by a decrease in such costs for QSI. In addition, primarily as a result of the negligible net revenue growth in conjunction with the increased

<PAGE 20>

Clinitec and MicroMed infrastructures, selling, general and administrative expenses as a percentage of net revenues increased to 46.1% from 35.4% for the respective periods.

Research and Development Costs. Research and development costs for the three months ended June 30, 1998 increased 9.3% to $905,000 from $828,000 for the three months ended June 30, 1997. The increase is the result of increased research and development efforts by Clinitec as well as consolidation of MicroMed's research and development costs for the entire quarter ended June 30, 1998 as compared to only that portion of such expenses for the June 30, 1997 quarter which were incurred following the May 1997 purchase of the MicroMed business. Research and development costs as a percentage of net revenues increased to 12.5% as compared to 11.5% for the respective periods as a result of the increased research and development efforts in conjunction with the negligible net revenue growth between the periods.

Purchased In-Process Research and Development. In connection with the acquisition of MicroMed in May 1997, MicroMed's in-process research and development for which technological feasibility had not been established was valued in excess of $4.7 million. After allocating the purchase price paid to identifiable tangible and certain intangible assets, the remaining unallocated portion of $4.7 million was allocated to MicroMed's in-process research and development. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs must be expensed until technological feasibility has been established. Accordingly, the $4.7 million value allocated to MicroMed's purchased in-process research and development was expensed during the quarter ended June 30, 1997. There was no similar acquisition transaction in the June 30, 1998 quarter.

Investment Income. Investment income for the three months ended June 30, 1998 decreased 36.2% to $176,000 from $276,000 for the three months ended June 30, 1997 primarily as a result of a decrease in average funds available for investment during the quarter ended June 30, 1998. The decrease in available funds is primarily the result of the payment made to acquire the MicroMed business in May 1997 together with funds used to fund the growth of Clinitec and MicroMed.

Benefit from Income Taxes. The benefit from income taxes for the three months ended June 30, 1998 was $269,000 as compared to $1.5 million for the three months ended June 30, 1997. The benefit from income taxes for the three months ended June 30, 1998 and 1997 differ from the expected combined statutory rate because of the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec and the effect of varying state income tax rates.


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash and cash equivalents decreased $4.1 million for the three months ended June 30, 1998 primarily as a result of the final cash payment in connection with the MicroMed acquisition. Correspondingly, cash and cash equivalents decreased $6.0 million for the three months ended June 30, 1997 principally as a result of the initial cash payment in connection with the MicroMed acquisition.

<PAGE 21>

Net cash provided by operating activities for the three months ended June 30, 1998 was $242,000 consisting primarily of the Company's net loss adjusted for the principal non-cash operating expenses of depreciation and amortization plus increases in accounts payable and deferred service revenue and decreases in accounts receivable and inventory offset by decreases in deferred income taxes and income taxes payable. Net cash used in operating activities for the three months ended June 30, 1997 was $266,000 consisting primarily of the Company's net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $4.7 million charge for the MicroMed purchased in-process research and development, plus an increase in other current liabilities offset by the deferred tax benefit from the charge for purchased in-process research and development and an increase in accounts receivable.

Net cash used in investing activities for the three months ended June 30, 1998 was $4.3 million consisting principally of $3.8 million used for the final cash payment for the MicroMed business, plus additions to equipment and improvements and capitalized software. Net cash used in investing activities for the three months ended June 30, 1997 was $5.7 million consisting principally of $5.3 million, including a $550,000 operating loan made by QSI to MicroMed prior to the acquisition, used for the initial payment in connection with the MicroMed acquisition plus additions to equipment and improvements and capitalized software.

Net cash provided by (used in) financing activities for the three months ended June 30, 1998 and 1997 was negligible.

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three months ended June 30, 1998, the Company did not repurchase any shares. Since the inception of the repurchase authorization through August 5, 1998, 49,900 shares have been repurchased at a cost of $329,000.

At June 30, 1998, the Company had cash and cash equivalents of $12.0 million and short-term investments of $942,000. Short-term investments include a $732,000 investment in a fund which trades in special situation securities. There can be no assurance that the markets for these securities will not change, causing a loss of principal.

In March 1996, QSI raised $20.2 million to be used for general corporate purposes, including the financing of product sales growth, development of new products, working capital requirements, an increase in its ownership interest in Clinitec, and the possible acquisitions of complementary businesses and technologies. The Company continues to evaluate potential investment opportunities and in May 1997 acquired substantially all of the assets of MicroMed for cash payments made in May 1997 and June 1998 totaling $8.6 million, 245,454 shares of the Company's Common Stock issued in June 1998 valued at $1.8 million, or $7.48 per share, and related net acquisition costs and loans made to MicroMed prior to the acquisition totaling $527,000. The shares of Common Stock issued in connection with the MicroMed acquisition may not be sold or otherwise transferred in any manner until June 1999.

<PAGE 22>

Except for Company's intention to expend funds for the development of complementary products to its existing product line, alternative versions of certain of its products for the client-server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 1999 will be comparable to fiscal 1998.

The Company believes that its cash and cash equivalents and short-term investments on hand at June 30, 1998, together with the cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.


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

<PAGE 23>

                        PART II. OTHER INFORMATION.
                        -------- ------------------

Item 2.  Changes in Securities and Use of Proceeds.
-------  ------------------------------------------

In June 1998, the Company issued 245,454 shares of its Common Stock to a single accredited investor as defined in Rule 501(a) of the Securities Act of 1933, as amended (the "Act"), in connection with the acquisition of MicroMed Healthcare Information Systems, Inc. The issuance of such shares was made in reliance upon the exemptive provisions of Section 4(2) and Rule 506 of the Act.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

  (a)    Exhibits:
         ---------

         The Exhibits listed on the accompanying Index to Exhibits on page 25 are filed as part of this report.


  (b)    Reports on Form 8-K:
         --------------------

         None.

<PAGE 24>

SIGNATURES.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUALITY SYSTEMS, INC.


Date August 11, 1998             By       /s/ Sheldon Razin
     ---------------               ----------------------------------
                                   Sheldon Razin
                                   President and Chairman
                                   of the Board of Directors;
                                   Principal Executive Officer



Date August 11, 1998             By       /s/ Robert G. McGraw
     ---------------               ----------------------------------
                                   Robert G. McGraw
                                   Chief Financial Officer;
                                   Principal Accounting Officer

<PAGE 25>

                               INDEX TO EXHIBITS




                                                            Sequential
                                                                  Page
   Exhibit                                                         No.
   -------                                                  ----------




     27.0  Financial Data Schedule, is filed herewith.           26