Form 10-Q
period 1998-09-30
QUALITY SYSTEMS INC
filed 1998-11-12
CIK 708818

<PAGE 1>
                     U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________
                                    FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                         ________________________

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

                 6,243,866 shares of Common Stock, $.01 par value,
                                as of November 4, 1998

<PAGE 2>
                   PART I.  CONSOLIDATED FINANCIAL INFORMATION.
                   -------  -----------------------------------
Item 1.  Financial Statements.
-------  ---------------------
                            QUALITY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                  September 30,  March 31,
                                    ASSETS            1998         1998
                                                  -----------  -----------
Current Assets:                                   (Unaudited)
  Cash and cash equivalents                          $12,085     $16,107
  Short-term investments                                 795         973
  Accounts receivable, net                             9,294       9,946
  Inventories                                            878       1,328
  Other current assets                                   725         574
                                                     -------     -------
     Total current assets                             23,777      28,928
Equipment and Improvements, net                        1,758       1,790
Capitalized Software Costs, net                        2,213       2,183
Deferred Tax Asset                                     3,375       3,105
Excess of Cost Over Net
  Assets of Acquired Business, net                     2,621       2,793
Other Assets, net                                      1,904       2,117
                                                     -------     -------
     Total assets                                    $35,648     $40,916
                                                     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $ 1,221     $ 1,327
  Acquisition obligation                                 -         5,676
  Deferred service revenue                             2,873       2,244
  Estimated costs to complete
    system installations                                 370         592
  Other current liabilities                            2,513       3,636
                                                     -------     -------
     Total current liabilities                         6,977      13,475
                                                     -------     -------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000
    shares authorized, 6,244 and 5,988
    shares issued and outstanding, respectively           62          60
  Additional paid-in capital                          35,699      33,931
  Accumulated deficit                                 (7,090)     (6,550)
                                                     -------     -------
     Total shareholders' equity                       28,671      27,441
                                                     -------     -------
     Total liabilities and shareholders' equity      $35,648     $40,916
                                                     =======     =======

See notes to consolidated financial statements.

<PAGE 3>

                               QUALITY SYSTEMS, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)
                   (in thousands, except per share amounts)


                                    Three Months Ended   Six Months Ended
                                    ------------------   ----------------
                                       September 30,        September 30,
                                      1998      1997       1998      1997
                                    --------  --------   --------  -------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies           $ 4,408   $ 4,848    $ 8,338   $ 9,558
  Maintenance and other services      3,523     2,644      6,818     5,107
                                    --------  --------   --------  -------
                                      7,931     7,492     15,156    14,665
Cost of Products and Services         3,433     3,010      7,473     6,577
                                    --------  --------   --------  -------
Gross Profit                          4,498     4,482      7,683     8,088

Selling, General and
  Administrative Expenses             3,354     3,317      6,682     5,854
Research and Development Costs          883       723      1,788     1,551
Purchased In-Process
  Research and Development             -         -          -        4,720
                                    --------  --------   --------  -------

Income (Loss) from Operations           261       442       (787)   (4,037)

Investment Income (Expense)             (25)      219        151       495
                                    --------  --------   --------  -------
Income (Loss) before Provision
  for (Benefit from) Income Taxes       236       661       (636)   (3,542)
Provision for
  (Benefit from) Income Taxes           173       312        (96)   (1,156)
                                     --------  --------   --------  ------
Net Income (Loss)
  and Comprehensive Income (Loss)    $    63   $   349    $  (540) $(2,386)
                                     ========  ========   ======== =======


Net Income (Loss) per Share,
  basic & diluted                     $0.01     $0.06     $(0.09)  $(0.40)
                                     ======    ======    =======   =======


See notes to consolidated financial statements.

<PAGE 4>

                             QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                             Six Months Ended September 30,
                                             -----------------------------
                                                 1998            1997
                                             ------------    -------------
Cash Flows from Operating Activities:
  Net loss                                    $  (540)          $(2,386)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Purchased in-process
        research and development                 -                4,720
      Depreciation and amortization             1,230               846
      Loss (Gain) on short-term investments       203               (55)
      Deferred income taxes                      (246)           (1,572)
      Changes, net of amounts acquired, in:
        Accounts receivable                       652            (1,467)
        Inventories                               450              (450)
        Other current assets                     (175)             (161)
        Other assets                               27              (134)
        Accounts payable                         (106)              289
        Deferred service revenue                  629               112
        Estimated costs to complete
          system installations                   (222)              296
        Income taxes payable and taxes
          related to equity accounts             (476)              101
        Other current liabilities                (647)              464
                                             ------------    -------------
Net Cash Provided by
  Operating Activities                            779               603
                                             ------------    -------------
Cash Flows from Investing Activities:
  Net additions to
    Equipment and improvements                   (251)             (523)
  Additions to capitalized software costs        (627)             (885)
  Purchase of net assets of MicroMed
    Healthcare Information Systems, Inc.       (3,840)           (5,259)
  Purchase of short-term investment               (25)             -
  Change in other assets                            8               230
                                             ------------    -------------

Net Cash Used in Investing Activities          (4,735)           (6,437)
                                              ------------    ------------

See notes to consolidated financial statements.

<PAGE 5>


                             QUALITY SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)
                                (in thousands)


                                             Six Months Ended September 30,
                                             -----------------------------
                                                  1998            1997
                                              ------------    ------------
Cash Flows from Financing Activities:
  Purchases of Common Stock                     $   (116)       $   (182)
  Proceeds from
    exercise of stock options                         50              14
                                              ------------    ------------
Net Cash Provided by
  Financing Activities                               (66)           (168)
                                              ------------    ------------
Net Decrease in Cash and Cash Equivalents         (4,022)         (6,002)

Cash and Cash Equivalents,
  beginning of period                             16,107          21,852
                                              ------------    ------------
Cash and Cash Equivalents, end of period        $ 12,085        $ 15,850
                                              ============    ============

Supplemental Information - During the six monts ended September 30, 1998 and 1997, the Company made income tax payments net of refunds received, of $629 and $321, respectively.

                                             Six Months Ended September 30,
                                             -----------------------------
                                                  1998            1997
                                              ------------    ------------

Detail of businesses acquired in
  purchase transactions:

Purchased In-Process
  Research and Development                      $   -           $ 4,720
Fair Value of Assets Acquired                        -             1,216
Liabilities Assumed                                  -              (677)
Common Stock Issued in the Acquisition            (1,836)            -
Retirement of Acquisition Obligation               5,676             -
                                             ------------    -------------
Cash Paid for the Acquisition,
  net of cash acquired                         $ 3,840         $ 5,259
                                             ============    =============

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


NOTE 2 - ACQUISITION OF MICROMED HEALTHCARE INFORMATION SYSTEMS, INC.
------   ------------------------------------------------------------

On May 15, 1997, the Company acquired substantially all of the assets of MicroMed Healthcare Information Systems, Inc. ("MicroMed"), a developer and marketer of proprietary information systems utilizing a graphical user interface client-server platform for medical group practices. The purchase price consists of an initial cash payment of $4.8 million paid at the closing of the transaction and an additional payment, based upon certain operating results of MicroMed for the twelve-month period ended March 31, 1998, of $5.7 million due no later than June 29, 1998. The additional payment, paid on June 29, 1998, consisted of $3.8 million in cash and 245,454 shares of the Company's Common Stock valued at $1.8 million, or $7.48 per share. The shares of Common Stock may not be sold or otherwise transferred in any manner until June 1999.


NOTE 3 - STOCK REPURCHASE
------   ----------------

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three months ended September 30, 1998, the Company repurchased 22,200 shares at a cost of $116,000. Since the inception of the repurchase authorization through November 4, 1998, 62,300 shares have been repurchased at a cost of $387,000.

<PAGE 7>

NOTE 4 - INCOME TAXES
------   ------------

The provisions for (benefits from) income taxes for the three and six months ended September 30, 1998 and 1997 differ from the expected combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. and the effect of varying state income tax rates.


NOTE 5 - NET INCOME (LOSS) PER SHARE
------   ---------------------------

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                  1998           1997
                                                 -------        -------
                                      (in thousands except per share amounts)
Net income                                       $    63        $   349
                                                 -------        -------
Basic net income per common share:
 Weighted average of common
   shares outstanding                              6,240          5,977
                                                 -------        -------
 Basic net income per common share               $  0.01        $  0.06
                                                 =======        =======
Diluted net income per share:

 Weighted average of common shares
  outstanding                                      6,240          5,977
 Weighted average of common shares
  equivalents:
   Weighted average options outstanding               12             49
                                                 -------        -------
 Weighted average number of common
  and common equivalent shares                     6,252          6,026
                                                 -------        -------
Diluted net income per common share:             $  0.01        $  0.06
                                                 =======        =======

The net loss per share, basic and diluted, for each of the six months ended September 30, 1998 and 1997 was computed using the weighted average number of shares actually outstanding during the periods of 6,121,000 and 5,988,000, respectively, and any common share equivalents were excluded because their impact would have been anti-dilutive.

<PAGE 8>

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
------   -----------------------------------------

In October 1997, the American Institute of Certified Public Accounts issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"), which was later amended in part by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). As of April 1, 1998, the Company has adopted SOP 97-2, as amended by SOP 98-4. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes the guidance contained in SOP 91-1 which the Company has heretofore been following. The Company generates revenues from licensing rights to use its software products directly to end users. The Company also generates revenues from sales of hardware and third party software, and implementation, training, software customization and post-contract support ("maintenance") services performed for customers who license the Company's products. A typical system contract contains multiple elements of two or more of the above items. In accordance with SOP 97-2, revenue is allocated to each element of the contract based on evidence of each element's fair market value. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software are recognized upon shipment. Revenue from implementation, training and software customization services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractural maintenance period. The adoption of SOP 97-2 has, in certain circumstances, resulted in the deferral of some portion of contract revenues that would have otherwise been recognized under SOP 91-
1. During the quarter ended September 30, 1998, the impact of adopting SOP 97-2 was to reduce net revenues by $312,000, decrease income from operations by $238,000, and decrease net income by $141,000, or $0.02 per share on a basic and diluted basis. For the six months ended September 30, 1998, the impact was to reduce net revenues by $755,000, increase the loss from operations by $552,000, and increase the net loss by $328,000, or $0.05 per share on a basic and diluted basis.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended September 30, 1998 and 1997, there were no differences between net income (loss), as reported, and comprehensive income (loss).

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

In September 1996, QSI entered into a software licensing and development agreement to utilize and market a computerized oral health records system for dental practitioners ("Charting Product"). QSI continues to modify and expand the product's source code to meet the needs of large dental groups and has interfaced this charting system with the dental Legacy Product. The dental charting software incorporates specific clinical information associated with tooth and perio charting, video image management (including interfacing with digital X-ray equipment and intra-oral cameras), periodontal screening and recording ("PSR") examination results and patient education, and maintains chart notes in both text and audio form. The system is being developed with a client-server architecture; a GUI design utilizing either Windows 95*** or Windows NT*** operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant. In addition, the Charting Product can be integrated with components from the NextGen electronic medical records system to form the base for a chartless, paperless dental office environment.

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

There can be no assurance that future competition or new product introductions will not have a material adverse effect on the Company's business, results of operations and financial condition. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, may result in price or market share erosion that could have a material adverse effect on the Company's business, results of operations and financial condition.

In addition, the Company believes that once a healthcare provider has chosen a particular healthcare information system vendor, the provider will, for a period of time, be more likely to rely on that vendor for its future information system requirements. Furthermore, if the healthcare industry continues to undergo further consolidation as it has recently experienced, each sale of the Company's systems will assume even greater importance to the Company's business, results of operations and financial condition. The Company's inability to make initial sales of its systems to either newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems could have a material adverse effect on the Company's business, results of operations and financial condition. If new systems sales do not materialize, maintenance service revenues can be expected to decrease over time due to the effect of failure to capture new maintenance revenues therefrom in combination with attrition of existing maintenance revenues associated with the Company's current clients whose systems become obsolete or are replaced by competitors' products.

FLUCTUATION IN QUARTERLY OPERATING RESULTS.

The Company's revenues and operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from clients; the length of sales cycles and installation processes; the ability of the Company's clients to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; the timing of new product announcements and product

<PAGE 12>

introductions by the Company or its competitors; the availability and cost of system components; the financial stability of major clients; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements and to control costs; the Company's success in expanding its sales and marketing programs; deferrals of client orders in anticipation of new products, applications or product enhancements; changes in Company strategy; personnel changes; and general economic factors.

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

Through March 31, 1998, the Company recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, "Software Revenue Recognition" ("SOP 91-1"). The AICPA has recently adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), that supersedes SOP 91-1 and became effective for the Company on April 1, 1998. There can be no assurance that application and subsequent interpretations of this pronouncement by the Company, its independent auditors or the Securities and Exchange Commission will not further modify the Company's revenue recognition policies, or that such modifications would not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its licensing or services practices to conform to SOP 97-2, or that such changes, if adopted, would not result in delays or cancellations of potential sales of the Company's products.

<PAGE 13>

Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

ACQUISITIONS.

During the past two fiscal years, the Company has made two significant acquisitions of relatively new companies, each of which has products utilizing newer technology than the Company's Legacy Product and each company having a limited sales history. Acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, amortization of acquired intangible assets, and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Customer dissatisfaction or performance problems at a single acquired business can also have an adverse effect on the reputation of the Company.

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

There can be no assurance that the Company will be successful in its product development efforts, that the market will continue to accept the Company's existing or new products, or that products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance.
If new products or product enhancements do not achieve market acceptance, the Company's business, results of operations and financial condition could be materially adversely affected. At certain times in the past, the Company has also experienced delays in purchases of its products by clients anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur.

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

<PAGE 14>

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

In response to increasing market demand, the Company is currently developing new generations of certain of its software products designed for the client-server and Internet/intranet environments. There can be no assurance that the Company will successfully develop these new software products or that these products will operate successfully on the principal client-server operating systems, which include UNIX, Microsoft Windows, Windows NT and Windows 95, or that any such development, even if successful, will be completed concurrently with or prior to introduction by competitors of products designed for the client-server and Internet/intranet environments. Any such failure or delay could adversely affect the Company's competitive position or could make the Company's current products obsolete.

YEAR 2000 COMPLIANCE.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. This Year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions nationwide. While the Company is not aware of a failure by any of its material vendors to remediate their respective Year 2000 problems, if any, there can be no assurance that the computerized systems of these third parties will be Year 2000 compliant and, therefore, the failure of such compliance could have a material adverse impact on the Company's business, results of operations and financial condition.

The Windows Product, NextGen and Charting Product are designed to be Year 2000 compliant. However, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions. The Company is currently evaluating the impact of Year 2000 issues upon its medical and dental Legacy Product software and, pending the conclusion of its evaluation, the impact of such Year 2000 issues upon the Company and its financial performance is uncertain.

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

To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of the failure of the Company's or third parties' computer information systems.

<PAGE 15>

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

PROPRIETARY TECHNOLOGY.

The Company is heavily dependent on the maintenance and protection of its intellectual property and relies largely on license agreements, confidentiality procedures and employee nondisclosure agreements to protect its intellectual property. The Company's software is not patented and existing copyright laws offer only limited practical protection.
There can be no assurance that the legal protections and precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology or that competitors will not independently develop technologies equivalent or superior to the Company's. Further, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States and are often not enforced as vigorously as those in the United States.

The Company does not believe that its operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against the Company with respect to its current or future products or that any such assertion will not require the Company to enter into a license agreement or royalty arrangement with the party asserting the claim. As competing healthcare information systems increase in complexity and overall capabilities and the functionality of these

<PAGE 16>

systems further overlaps, providers of such systems may become increasingly subject to infringement claims. Responding to and defending any such claims may distract the attention of Company management and have a material adverse effect on the Company's business, results of operations and financial condition. In addition, claims may be brought against third parties from which the Company purchases software, and such claims could adversely affect the Company's ability to access third party software for its systems.

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

PRODUCT LIABILITY.

Certain of the Company's products provide applications that relate to patient clinical information. Any failure by the Company's products to provide accurate and timely information could result in claims against the Company. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources.

<PAGE 17>

There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates. Such claims could have a material adverse affect on the Company's business, results of operations and financial condition.

UNCERTAINTY IN HEALTHCARE INDUSTRY; GOVERNMENT REGULATION.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. In the past, various legislators have announced that they intend to examine proposals to reform certain aspects of the U.S. healthcare system including proposals which may increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in greater selectivity in the allocation of capital funds. Such selectivity could have an adverse effect on the Company's ability to sell its systems and related services. The Company cannot predict what impact, if any, such proposals or healthcare reforms might have on its business, results of operations and financial condition.

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

<PAGE 18>

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's consolidated statements of operations. The consolidated statements of operations include the operations of MicroMed from May 15, 1997, the date of MicroMed's acquisition.

                                        Three Months        Six Months
                                           Ended             Ended
                                        September 30,      September 30,
                                      ----------------   ----------------
                                       1998      1997     1998      1997
                                      ------    ------   ------    ------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies              55.6%     64.7%    55.0%     65.2%
  Maintenance and other services       44.4      35.3     45.0      34.8
                                      ------    ------   ------    ------
                                      100.0     100.0    100.0     100.0
Cost of Products and Services          43.3      40.2     49.3      44.8
                                      ------    ------   ------    ------
Gross Profit                           56.7      59.8     50.7      55.2

Selling, General and
  Administrative Expenses              42.3      44.3     44.1      39.9
Research and Development Costs         11.1       9.6     11.8      10.6
Purchased In-Process
  Research and Development              -         -        -        32.2
                                      ------    ------   ------    ------
Income (Loss) from Operations           3.3       5.9     (5.2)    (27.5)

Investment Income (Expense)            (0.3)      2.9      1.0       3.3
                                      ------    ------   ------    ------
Income (Loss) before Provision for
  (Benefit from) Income Taxes           3.0       8.8     (4.2)    (24.2)

Provision for
  (Benefit from) Income Taxes           2.2       4.2     (0.6)     (7.9)
                                      ------    ------   ------    ------
Net Income (Loss)                       0.8%      4.6%    (3.6)%   (16.3)%
                                      ======    ======   ======    ======


<PAGE 19>

For the Three-Month Periods Ended September 30, 1998 and 1997.
--------------------------------------------------------------

The Company's net income for the three months ended September 30, 1998 was $63,000, or $0.01 per share on a basic and diluted basis, as compared to net income of $349,000, or $0.06 per share on a basic and diluted basis, for the three months ended September 30, 1997.

Net Revenues. Net revenues for the three months ended September 30, 1998 increased 5.9% to $7.9 million from $7.5 million for the three months ended September 30, 1997. Sales of computer systems, upgrades and supplies decreased 9.1% to $4.4 million from $4.8 million while net revenues from maintenance and other services grew 33.2% to $3.5 million from $2.6 million during the comparable periods. The decrease in net revenues from sales of computer systems, upgrades and supplies was principally due to the impact of adopting SOP 97-2 as of April 1, 1998 resulting in the deferral of certain revenues from system contracts executed and shipped during the quarter ended September 30, 1998 combined with the effect of an overall decrease in new system sales during the quarter. The increase in maintenance and other services net revenue resulted principally from an increase in such revenues for QSI which has a larger client base from which to generate maintenance and other service revenue than the more recently formed Clinitec and MicroMed organizations, each of which also contributed, to a lesser degree, to the increase in such revenues.

Cost of Products and Services. Cost of products and services for the three months ended September 30, 1998 increased 14.1% to $3.4 million from $3.0 million for the three months ended September 30, 1997 while cost of products and services as a percentage of net revenues increased to 43.3% from 40.2% during the comparable periods. The increase in cost of products and services in amount during the September 30, 1998 quarter as compared to the September 30, 1997 quarter results primarily from the effect of increased product development, customer service, support, and training personnel at both Clinitec and MicroMed during the September 30, 1998 quarter as compared to the September 30, 1997 quarter offset in part by a decrease in such personnel for QSI. The increase in the cost of products and services as a percentage of net revenues results primarily from the costs associated with the above personnel growing at a proportionately greater rate on a period to period basis than the growth in net revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1998 remained relatively unchanged at $3.4 million as compared to $3.3 million for the three months ended September 30, 1997. Selling, general and administrative expenses increased $469,000 at MicroMed which increase included an additional $236,000 provision for doubtful accounts relating to one customer. The increase at MicroMed was offset by reductions in selling, general and administrative expenses at QSI and Clinitec. Selling, general and administrative expenses as a percentage of net revenues decreased to 42.3% from 44.3% as a result of the increase in net revenues between the comparable quarters.

<PAGE 20>

Research and Development Costs. Research and development costs for the three months ended September 30, 1998 increased 22.1% to $883,000 from $723,000 for the three months ended September 30, 1997. The increase is principally the result of an increase in MicroMed's and Clinitec's research and development efforts. Research and development costs as a percentage of net revenues increased to 11.1% as compared to 9.6% for the respective periods primarily as a result of the effect of costs associated with the increased research and development efforts growing at a proportionally greater rate than net revenues during the comparable quarters.

Investment Income (Expense). Investment expense for the three months ended September 30, 1998 was $25,000 as compared to investment income of $219,000 for the three months ended September 30, 1997. The Company has an investment in a fund which trades in special situation securities. The Company's investment is included in short-term investments and the Company classifies this investment as trading securities. In accordance with generally accepted accounting principles, unrealized gains and losses on trading securities are recorded in the statement of operations. During the quarter ended September 30, 1998 as a result of market conditions, the Company recognized an unrealized loss of $173,000 in connection with this investment. Also contributing to the change in investment income (expense) for the September 1998 quarter as compared to the September 1997 quarter was a decrease in average funds available for investment during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The decrease in available funds is primarily the result of the final payment made to acquire the MicroMed business in June 1998 together with amounts used to fund the growth of Clinitec and MicroMed.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 1998 was $173,000 as compared to $312,000 for the three months ended September 30, 1997. The provisions for income taxes for the three months ended September 30, 1998 and 1997 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.


For the Six-Month Periods Ended September 30, 1998 and 1997.
------------------------------------------------------------

For the six months ended September 30, 1998, the Company incurred a net loss of $(540,000), or $(0.09) per share on a basic and diluted basis. In comparison, after recognizing a $4.7 million charge for purchased in-process research and development in connection with the MicroMed acquisition, the Company incurred a net loss of $(2.4) million, or $(0.40) per share on a basic and diluted basis, for the six months ended September 30, 1997. Excluding the charge, net of the related income tax benefit, net income for the six months ended September 30, 1997 would have been $605,000, or $0.10 per share on a basic and diluted basis.

Net Revenues. Net revenues for the six months ended September 30, 1998 increased 3.3% to $15.2 million from $14.7 million for the six months ended September 30, 1997. Sales of computer systems, upgrades and supplies decreased 12.8% to $8.4 million from $9.6 million while net revenues from maintenance and other services grew 33.5% to $6.8 million from $5.1 million during the comparable periods. The decrease in net revenues from sales of computer systems, upgrades and supplies was principally due to the impact of adopting SOP 97-2 as of April 1, 1998 resulting in the deferral of certain revenues from system contracts

<PAGE 21>

executed and shipped during the six months ended September 30, 1998 combined with the effect of an overall decrease in new system sales during the period. The increase in maintenance and other services net revenue resulted principally from an increase in such revenues for QSI which has a larger client base from which to generate maintenance and other service revenue than the more recently formed Clinitec and MicroMed organizations, each of which also contributed, to a lesser degree, to the increase in such revenues.

Cost of Products and Services. Cost of products and services for the six months ended September 30, 1998 increased 13.6% to $7.5 million from $6.6 million for the six months ended September 30, 1997 while cost of products and services as a percentage of net revenues increased to 49.3% from 44.8% during the comparable periods. The increase in cost of products and services in amount during the September 30, 1998 period as compared to the September 30, 1997 period results from a combination of the effects of: the increase in maintenance and other service revenues; increased product development, customer service, support, and training personnel at both Clinitec and MicroMed during the September 30, 1998 period; a change in the mix of new systems sales toward systems with higher hardware content in the 1998 period; and, the impact of the acquisition of MicroMed. The increase in the cost of products and services as a percentage of net revenues for the period ended September 30, 1998 as compared to the period ended September 30, 1997 results primarily from a combination of the overall increase in the costs associated with the above personnel growing at a proportionately greater rate on a period to period basis than the growth in net revenues together with an increase in the percentage of revenues from new systems sales with higher hardware content. Systems sales with significant hardware components generally yield lower margins than those systems sales without significant hardware components. The mixture of sales with and without significant hardware components fluctuates from period to period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 1998 increased 14.1% to $6.7 million from $5.9 million for the six months ended September 30, 1997 primarily as a result of: the inclusion of such MicroMed expenses for the entire six-month period ended September 30, 1998 as compared to the inclusion of such MicroMed expenses for only that portion of the corresponding period ended September 30, 1997 following the May 1997 MicroMed acquisition; an additional $236,000 provision for doubtful accounts relating to one of MicroMed's customers; an increase in Clinitec's and MicroMed's selling efforts, sales personnel and administrative infrastructure offset in part by a decrease in such infrastructure at QSI. In addition, primarily as a result of the less mature Clinitec and MicroMed infrastructures, selling, general and administrative expenses as a percentage of net revenues increased to 44.1% from 39.9% for the respective periods.

Research and Development Costs. Research and development costs for the six months ended September 30, 1998 increased 15.3% to $1.8 million from $1.6 for the six months ended September 30, 1997. The increase is the result of increased research and development efforts by Clinitec and MicroMed as well as consolidation of MicroMed's research and development costs for the entire 1998 period as compared to consolidating such expenses only for that portion of the corresponding 1997 period following the May 1997 purchase of the MicroMed business. Research and development costs as a percentage of net revenues increased to 11.8% as compared to 10.6% for the respective periods as a result of the effect of costs associated with the increased research and development efforts growing at a proportionately greater rate than net revenues during the comparable periods.

<PAGE 22>

Purchased In-Process Research and Development. In connection with the acquisition of MicroMed in May 1997, MicroMed's in-process research and development for which technological feasibility had not been established was valued in excess of $4.7 million. After allocating the purchase price paid to identifiable tangible and certain intangible assets, the remaining $4.7 million portion of the purchase price was allocated to MicroMed's in-process research and development. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs must be expensed until technological feasibility has been established. Accordingly, the $4.7 million value allocated to MicroMed's purchased in-process research and development was expensed during the six-month period ended September 30, 1997. There was no similar acquisition transaction during the six months ended September 30, 1998.

Investment Income. Investment income for the six months ended September 30, 1998 decreased 69.5% to $151,000 from $495,000 for the six months ended September 30, 1997. The Company has an investment in a fund which trades in special situation securities. The Company's investment is included in short-term investments and the Company classifies this investment as trading securities. In accordance with generally accepted accounting principles, unrealized gains and losses on trading securities are recorded in the statement of operations. During the six months ended September 30, 1998 as a result of market conditions, the Company recognized an unrealized loss of $203,000 in connection with this investment. Also contributing to the change in investment income for the September 1998 period as compared to the September 1997 period was a decrease in average funds available for investment during the period ended September 30, 1998. The decrease in available funds is primarily the result of the timing and amounts of the cash payments made to acquire MicroMed in May 1997 and June 1998, together with amounts used to fund the growth of Clinitec and MicroMed.

Benefit from Income Taxes. The benefit from income taxes for the six months ended September 30, 1998 was $96,000 as compared to a benefit of $1.2 million for the six months ended September 30, 1997. The benefits from income taxes for the six months ended September 30, 1998 and 1997 differ from the combined statutory rates primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec.


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash and cash equivalents decreased $4.0 million for the six months ended September 30, 1998 primarily as a result of the payment of the final cash portion of the purchase price for the MicroMed business. Correspondingly, cash and cash equivalents decreased $6.0 million for the six months ended September 30, 1997 principally as a result of the payment of the initial cash portion of the purchase price for the MicroMed business.

Net cash provided by operating activities for the six months ended September 30, 1998 was $779,000 consisting primarily of the Company's $(540,000) net loss adjusted for the principal non-cash operating expenses of depreciation and amortization plus decreases in accounts receivable and inventories and an increase in deferred service revenue offset by decreases in other current liabilities and income tax related accounts. Net cash provided by operating activities for the six months ended September 30, 1997 was $603,000 consisting

<PAGE 23>

primarily of the Company's $(2.4) million net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $4.7 million charge for the MicroMed purchased in-process research and development net of the related deferred tax benefit, plus an increase in other current liabilities, offset by an increase in accounts receivable.

Net cash used in investing activities for the six months ended September 30, 1998 was $4.7 million consisting principally of $3.8 million for the final cash payment for the MicroMed business, plus additions to equipment and improvements and capitalized software. Net cash used in investing activities for the six months ended September 30, 1997 was $6.4 million consisting principally of $5.3 million, including a $550,000 operating loan made by QSI to MicroMed prior to the acquisition, used for the initial payment in connection with the MicroMed acquisition, plus additions to equipment and improvements and capitalized software.

Net cash used in financing activities for the six months ended September 30, 1998 was $66,000 consisting of the purchase of 22,200 shares of the Company's Common Stock offset in part by proceeds from the exercise of stock options. Net cash used in financing activities for the six months ended September 30, 1997 was $168,000 consisting of the purchase of 27,600 shares of the Company's Common Stock offset in part by the proceeds from the exercise of stock options.

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the six months ended September 30, 1998, the Company repurchased 22,200 shares at a cost of $116,000. Since the inception of the repurchase authorization through November 4, 1998, 62,300 shares have been repurchased at a cost of $387,000.

At September 30, 1998, the Company had cash and cash equivalents of $12.1 million and short-term investments of $795,000. Short-term investments include a $559,000 investment (with a historical cost of $500,000) in a fund which trades in special situation securities. There can be no assurance that the markets for these securities will not change causing a loss of principal.

In March 1996, QSI raised $20.2 million to be used for general corporate purposes, including the financing of product sales growth, development of new products, working capital requirements, an increase in its ownership interest in Clinitec (which was completed in May 1996), and the possible acquisitions of complementary businesses and technologies. The Company continues to evaluate potential investment opportunities and in May 1997 acquired substantially all of the assets of MicroMed for cash payments made in May 1997 and June 1998 totaling $8.6 million, 245,454 shares of the Company's Common Stock issued in June 1998 valued at $1.8 million, or $7.48 per share, and the related acquisition costs and loans made to MicroMed prior to the acquisition, net of cash acquired, totaling $527,000. The shares of Common Stock issued in connection with the MicroMed acquisition may not be sold or otherwise transferred in any manner until June 1999.

<PAGE 24>

Except for the Company's intention to expend funds for the development of complementary products to its existing product line and alternative versions of certain of its products for the client-server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 1999 will be comparable to fiscal 1998.

The Company believes that its cash and cash equivalents and short-term investments on hand at September 30, 1998, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.


                              YEAR 2000 COMPLIANCE.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. This Year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions nationwide. While the Company is not aware of a failure by any of its material vendors to remediate their respective Year 2000 problems, if any, there can be no assurance that the computerized systems of these third parties will be Year 2000 compliant and, therefore, the failure of such compliance could have a material adverse impact on the Company's business, results of operations and financial condition.

The Windows Product, NextGen and Charting Product are designed to be Year 2000 compliant. However, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions. The Company is currently evaluating the impact of Year 2000 issues upon its medical and dental Legacy Product software and, pending the conclusion of its evaluation, the impact of such Year 2000 issues upon the Company and its financial performance is uncertain.

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

To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of the failure of the Company's or third parties' computer information systems.

<PAGE 25>

                           PART II. OTHER INFORMATION.
                           -------- ------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

On September 9, 1998, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Sheldon Razin (with 4,831,103 affirmative votes and 1,242,861 votes withheld), John Bowers, M.D. (with 4,585,649 affirmative votes and 1,488,315 votes withheld), William Bowers (with 4,585,449 affirmative votes and 1,488,515 votes withheld), Patrick Cline (with 4,831,103 affirmative votes and 1,242,861 votes withheld), Janet Razin (with 4,585,649 affirmative votes and 1,488,315 votes withheld), and Gordon Setran (with 4,585,449 affirmative votes and 1,488,515 votes withheld).

The shareholders also approved the Company's 1998 Stock Option Plan (with 2,816,706 shares voting for, 2,014,970 against, 8,246 abstaining and 1,234,042 broker non-votes).

The shareholders ratified the appointment of Deloitte & Touche LLP as the independent public accountants for the Company for the fiscal year ending March 31, 1999 (with 6,011,839 shares voting for, 35,207 against, and 26,918 abstaining).

Item  6. Exhibits and Reports on Form 8-K.
------------------------------------------

  (a)    Exhibits:
         ---------

         The Exhibits listed on the accompanying Index to Exhibits on page 26 are filed as part of this report.


  (b)    Reports on Form 8-K:
         --------------------

         None.

<PAGE 26>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 QUALITY SYSTEMS, INC.

Date November 10, 1998           By       /s/ Sheldon Razin
     -----------------             ----------------------------------
                                   Sheldon Razin
                                   President and Chairman
                                   of the Board of Directors;
                                   Principal Executive Officer



Date November 10, 1998           By       /s/ Robert G. McGraw
     -----------------             ----------------------------------
                                   Robert G. McGraw
                                   Chief Financial Officer;
                                   Principal Accounting Officer


<PAGE 27>
                               INDEX TO EXHIBITS




                                                            Sequential
                                                                  Page
   Exhibit                                                         No.
   -------                                                  ----------


     27.0  Financial Data Schedule, is filed herewith.             27