Form 10-Q
period 1998-12-31
QUALITY SYSTEMS INC
filed 1999-02-11
CIK 708818

<PAGE 1>
                     U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________
                                    FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                         ________________________

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

                 6,213,666 shares of Common Stock, $.01 par value,
                                as of January 29,1999

<PAGE 2>
                   PART I.  CONSOLIDATED FINANCIAL INFORMATION.
                   -------  -----------------------------------
Item 1.  Financial Statements.
-------  ---------------------
                            QUALITY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                  December 31,  March 31,
                                    ASSETS            1998         1998
                                                  ------------  ---------
Current Assets:                                   (Unaudited)
  Cash and cash equivalents                          $13,557     $16,107
  Short-term investments                                 291         973
  Accounts receivable, net                            10,063       9,946
  Inventories                                            875       1,328
  Other current assets                                 1,021         574
                                                     --------    --------
     Total current assets                             25,807      28,928
Equipment and Improvements, net                        1,724       1,790
Capitalized Software Costs, net                        2,213       2,183
Deferred Tax Asset                                     3,050       3,105
Excess of Cost Over Net
  Assets of Acquired Business, net                     2,540       2,793
Other Assets, net                                      1,940       2,117
                                                     --------    --------
     Total assets                                    $37,274     $40,916
                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $ 1,366     $ 1,327
  Acquisition obligation                                  -        5,676
  Deferred service revenue                             3,491       2,244
  Estimated costs to complete
    system installations                                 341         592
  Other current liabilities                            3,070       3,636
                                                     --------    --------
     Total current liabilities                         8,268      13,475
                                                     --------    --------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000
    shares authorized, 6,236 and 5,988
    shares issued and outstanding, respectively           62          60
  Additional paid-in capital                          35,665      33,931
  Accumulated deficit                                 (6,721)     (6,550)
                                                     --------    --------
     Total shareholders' equity                       29,006      27,441
                                                     --------    --------
     Total liabilities and shareholders' equity      $37,274     $40,916
                                                     ========    ========

See notes to consolidated financial statements.

<PAGE 3>

                             QUALITY SYSTEMS, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                (Unaudited)
                   (in thousands, except per share amounts)



                                    Three Months Ended  Nine Months Ended
                                    ------------------  ------------------
                                       December 31,        December 31,
                                      1998      1997      1998      1997
                                    --------  --------  --------  --------
[S]                                [C]       [C]       [C]       [C]
Net Revenues:
  Sales of computer systems,
    upgrades and supplies           $ 5,000   $ 4,796   $ 13,338  $14,354
  Maintenance and other services      3,827     2,741     10,645    7,848
                                    --------  --------  --------  --------
                                      8,827     7,537     23,983   22,202
Cost of Products and Services         4,037     3,524     11,510   10,101
                                    --------  --------  --------  --------
Gross Profit                          4,790     4,013     12,473   12,101

Selling, General and
  Administrative Expenses             3,390     3,119     10,072    8,973
Research and Development Costs          842       698      2,630    2,249
Purchased In-Process
  Research and Development               -       -          -       4,720
                                    --------  --------  --------  --------

Income (Loss) from Operations           558       196      (229)   (3,841)

Investment Income                       109       278       260       773
                                    --------  --------  --------  --------
Income (Loss) before Provision
  for (Benefit from) Income Taxes       667       474        31    (3,068)
Provision for
  (Benefit from) Income Taxes           298       242       202      (914)
                                    --------  --------  --------  --------
Net Income (Loss)
  and Comprehensive Income (Loss)   $   369   $   232   $  (171)  $(2,154)
                                    ========  ========  ========  ========


Net Income (Loss) per Share,
  basic & diluted                   $  0.06   $ 0.04    $  (0.03)  $(0.36)
                                    ========  ========  ========  ========
[/TABLE]

See notes to consolidated financial statements.

<PAGE 4>

                             QUALITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                            Nine Months Ended December 31,
                                            ------------------------------
                                                1998              1997
                                            ------------      ------------
[S]                                        [C]               [C]
Cash Flows from Operating Activities:
  Net loss                                   $   (171)          $(2,154)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Purchased in-process
        research and development                   -              4,720
      Depreciation and amortization             1,870             1,346
      Loss (Gain) on short-term investments       242               (99)
      Deferred income taxes                      (253)           (1,384)
      Changes, net of amounts acquired, in:
        Accounts receivable                      (117)           (1,520)
        Inventories                               453               (53)
        Other current assets                     (139)             (321)
        Other assets                             (101)             (145)
        Accounts payable                           39              (226)
        Deferred service revenue                1,247               199
        Estimated costs to complete
          system installations                   (251)               44
        Income taxes payable and taxes
          related to equity accounts             (277)               (6)
        Other current liabilities                (289)              331
                                               -------           --------
Net Cash Provided by
  Operating Activities                          2,253               732
                                               -------           -------
Cash Flows from Investing Activities:
  Net additions to
    equipment and improvements                   (368)             (614)
  Additions to capitalized software costs        (953)           (1,361)
  Purchase of net assets of MicroMed
    Healthcare Information Systems, Inc.       (3,840)           (5,259)
  Purchases of short-term investments             (75)               -
  Proceeds from sales of
    short-term investments                        515                -
  Change in other assets                           18               237
                                               -------           -------

Net Cash Used in Investing Activities          (4,703)           (6,997)
                                               -------           -------

See notes to consolidated financial statements.

<PAGE 5>

                             QUALITY SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)
                                (in thousands)

[CAPTION]

                                            Nine Months Ended December 31,
                                            ------------------------------
                                                1998             1997
                                            ------------     -------------
[S]                                        [C]              [C]
Cash Flows from Financing Activities:
  Purchases of Common Stock                 $   (150)        $  (271)
  Proceeds from
    exercise of stock options                     50               14
                                            --------         --------
Net Cash Used in
  Financing Activities                          (100)            (257)
                                            --------         --------
Net Decrease in Cash and Cash Equivalents     (2,550)          (6,522)

Cash and Cash Equivalents,
  beginning of period                         16,107           21,852
                                            --------         --------
Cash and Cash Equivalents, end of period    $ 13,557         $ 15,330
                                            ========         ========
[/TABLE]

Supplemental Information - During the nine months ended December 31, 1998 and 1997, the Company made income tax payments, net of refunds received, of $719 and $482, respectively.

                                            Nine Months Ended December 31,
                                            ------------------------------
                                                1998             1997
                                            ------------     -------------

Detail of businesses acquired in
  purchase transactions:

Purchased In-Process
  Research and Development                  $     -          $  4,720
Fair Value of Assets Acquired                     -             1,216
Liabilities Assumed                               -              (677)
Common Stock Issued in the Acquisition        (1,836)              -
Retirement of Acquisition Obligation           5,676               -
                                            --------         --------
Cash Paid for the Acquisition,
  net of cash acquired                      $  3,840         $  5,259
                                            ========         ========

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


NOTE 3 - STOCK REPURCHASE
------   ----------------

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three months ended December 31, 1998, the Company repurchased 7,800 shares at a cost of $34,000. Since the inception of the repurchase authorization through January 29, 1999, 92,500 shares have been repurchased at a cost of $518,000.

<PAGE 7>

NOTE 4 - INCOME TAXES
------   ------------

The provisions for (benefits from) income taxes for the three and nine months ended December 31, 1998 and 1997 differ from the expected combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. and the effect of varying state income tax rates.


NOTE 5 - NET INCOME (LOSS) PER SHARE
------   ---------------------------

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.


                                           Three Months Ended December 31,
                                           -------------------------------
                                                1998             1997
                                               -------          -------
                                                  (in thousands except
                                                   per share amounts)
  Net income                                    $  369           $  232
                                                ------           ------
  Basic net income per common share:
    Weighted average of
      common shares outstanding                  6,242            5,971
                                                ------           ------
  Basic net income per common share             $ 0.06           $ 0.04
                                                ======           ======
  Diluted net income per share:

  Weighted average of
    common shares outstanding                    6,242            5,971
  Weighted average of
    common shares equivalents--
      Weighted average options outstanding           1               55
                                                ------           ------
  Weighted average number of common
    and common equivalent shares                 6,243            6,026
                                                ------           ------
  Diluted net income per common share:          $ 0.06           $ 0.04
                                                ======           ======

The net loss per share, basic and diluted, for each of the nine months ended December 31, 1998 and 1997 was computed using the weighted average number of shares actually outstanding during the periods of 6,162,000 and 5,982,000, respectively, and any common share equivalents were excluded because their impact would have been anti-dilutive.

<PAGE 8>

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
------   -----------------------------------------

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"), which was later amended in part by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). As of April 1, 1998, the Company has adopted SOP 97-2, as amended by SOP 98-4. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes the guidance contained in SOP 91-1 which the Company has heretofore been following. The Company generates revenues from licensing rights to use its software products directly to end users. The Company also generates revenues from sales of hardware and third party software, and implementation, training, software customization and post-contract support ("maintenance") services performed for customers who license the Company's products. A typical system contract contains multiple elements of two or more of the above items. In accordance with SOP 97-2, revenue is allocated to each element of the contract based on evidence of each element's fair market value. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software are recognized upon shipment. Revenue from implementation, training and software customization services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractural maintenance period. The adoption of SOP 97-2 has, in certain circumstances, resulted in the deferral of some portion of contract revenues that would have otherwise been recognized under SOP 91-1. During the quarter ended December 31, 1998, the impact of adopting SOP 97-2 was to reduce net revenues by $253,000, decrease income from operations by $192,000, and decrease net income by $115,000, or $0.02 per share on a basic and diluted basis. For the nine months ended December 31, 1998, the impact was to reduce net revenues by $1.0 million, increase the loss from operations by $745,000, and increase the net loss by $443,000, or $0.07 per share on a basic and diluted basis.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended December 31, 1998 and 1997, there were no differences between net income (loss), as reported, and comprehensive income (loss).

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

In September 1996, QSI entered into a software licensing and development agreement to utilize and market a computerized oral health records system for dental practitioners ("Charting Product"). QSI continues to modify and expand the product's source code to meet the needs of large dental groups and has interfaced this charting system with the dental Legacy Product.
The dental charting software incorporates specific clinical information associated with tooth and perio charting, video image management (including interfacing with digital X-ray equipment and intra-oral cameras), periodontal screening and recording ("PSR") examination results and patient education, and maintains chart notes in both text and audio form. The system is being developed with a client-server architecture; a GUI design utilizing either Windows 95***, Windows 98*** or Windows NT*** operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant. In addition, the Charting Product can be integrated with components from the NextGen electronic medical records system to form the base for a chartless, paperless dental office environment.

Further augmenting its medical practice management system product line, the Company purchased MicroMed in May 1997. MicroMed develops and markets proprietary medical practice management systems. MicroMed's practice management system ("Windows Product") has been developed with a client-server architecture; a GUI design utilizing either Windows 95, Windows 98 or Windows NT operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant. MicroMed's product is designed to provide a flexible, enterprise-wide solution employing a master patient index.

*     UNIX is a registered trademark of AT&T Corporation.
**    NextGen is a registered trademark of Clinitec International, Inc.
*** Microsoft Windows, Windows 95, Windows 98 and Windows NT are registered trademarks of Microsoft Corporation.

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

<PAGE 12>

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

<PAGE 14>

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

<PAGE 16>

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

<PAGE 17>

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


                                        Three Months       Nine Months
                                           Ended              Ended
                                        December 31,       December 31,
                                      ----------------   ----------------
                                       1998      1997     1998      1997
                                      ------    ------   ------    ------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies              56.6%     63.6%    55.6%     64.7%
  Maintenance and other services       43.4      36.4     44.4      35.3
                                      ------    ------   ------    ------
                                      100.0     100.0    100.0     100.0
Cost of Products and Services          45.7      46.8     48.0      45.5
                                      ------    ------   ------    ------
Gross Profit                           54.3      53.2     52.0      54.5

Selling, General and
  Administrative Expenses              38.4      41.4     42.0      40.4
Research and Development Costs          9.5       9.2     11.0      10.1
Purchased In-Process
  Research and Development              -         -        -        21.3
                                      ------    ------   ------    ------
Income (Loss) from Operations           6.4       2.6     (1.0)    (17.3)

Investment Income                       1.2       3.7      1.1       3.5
                                      ------    ------   ------    ------
Income (Loss) before Provision for
  (Benefit from) Income Taxes           7.6       6.3      0.1     (13.8)

Provision for
  (Benefit from) Income Taxes           3.4       3.2      0.8      (4.1)
                                      ------    ------   ------    ------
Net Income (Loss)                       4.2%      3.1%    (0.7)%    (9.7)%
                                      ======    ======   ======    ======

<PAGE 19>

For the Three-Month Periods Ended December 31, 1998 and 1997.
--------------------------------------------------------------

The Company's net income for the three months ended December 31, 1998 was $369,000, or $0.06 per share on a basic and diluted basis, as compared to net income of $232,000, or $0.04 per share on a basic and diluted basis, for the three months ended December 31, 1997.

Net Revenues. Net revenues for the three months ended December 31, 1998 increased 17.1% to $8.8 million from $7.5 million for the three months ended December 31, 1997. Sales of computer systems, upgrades and supplies increased 4.3% to $5.0 million from $4.8 million while net revenues from maintenance and other services grew 39.6% to $3.8 million from $2.7 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was negatively affected by the impact of adopting SOP 97-2 as of April 1, 1998 resulting in the deferral of certain revenues from system contracts executed and shipped during the quarter ended December 31, 1998. The increase in maintenance and other services net revenue resulted principally from an increase in such revenues for QSI which has a larger client base from which to generate maintenance and other service revenue than the more recently formed Clinitec and MicroMed organizations, each of which also contributed, to a lesser degree, to the increase in such revenues.

Cost of Products and Services. Cost of products and services for the three months ended December 31, 1998 increased 14.6% to $4.0 million from $3.5 million for the three months ended December 31, 1997 while cost of products and services as a percentage of net revenues decreased to 45.7% from 46.8% during the comparable periods. The increase in cost of products and services in amount during the December 31, 1998 quarter as compared to the December 31, 1997 quarter results primarily from the effects of increased sales and increased product development, customer service, support, and training personnel at both Clinitec and MicroMed during the December 31, 1998 quarter as compared to the December 31, 1997 quarter. The decrease in the cost of products and services as a percentage of net revenues results primarily from the impact of increased sales and the costs associated with the above personnel growing at a proportionately lesser rate on a period to period basis than the growth in net revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1998 increased 8.7% to $3.4 million as compared to $3.1 million for the three months ended December 31, 1997. Selling, general and administrative expenses increased at MicroMed as MicroMed expanded its selling and administrative infrastructure as compared to the prior year's comparable quarter. The increase at MicroMed was offset by reductions in selling, general and administrative expenses at QSI. Selling, general and administrative expenses as a percentage of net revenues decreased to 38.4% from 41.4% as a result of the increase in net revenues between the comparable quarters.

<PAGE 20>

Research and Development Costs. Research and development costs for the three months ended December 31, 1998 increased 20.6% to $842,000 from $698,000 for the three months ended December 31, 1997. The increase is principally the result of an increase in MicroMed's research and development efforts. Research and development costs as a percentage of net revenues increased to 9.5% as compared to 9.2% for the respective periods primarily as a result of the effect of costs associated with the increased research and development efforts growing at a proportionally greater rate than net revenues during the comparable quarters.

Investment Income. Investment income for the three months ended December 31, 1998 decreased 60.8% to $109,000 as compared to investment income of $278,000 for the three months ended December 31, 1997. The Company has an investment in a fund which trades in special situation securities. The Company's investment is included in short-term investments and the Company classifies this investment as trading securities. In accordance with generally accepted accounting principles, realized and unrealized gains and losses on trading securities are recorded in the statement of operations. During the quarter ended December 31, 1998 as a result of market conditions, the Company recognized a loss of $39,000 in connection with this investment. The investment was substantially liquidated during the quarter and the carrying value of the remaining investment is $26,000 at December 31, 1998. Also contributing to the change in investment income for the December 1998 quarter as compared to the December 1997 quarter was a decrease in average funds available for investment during the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997. The decrease in available funds is primarily the result of the final payment made to acquire the MicroMed business in June 1998 together with amounts used to fund the growth of Clinitec and MicroMed.

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 1998 was $298,000 as compared to $242,000 for the three months ended December 31, 1997. The provisions for income taxes for the three months ended December 31, 1998 and 1997 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.


For the Nine-Month Periods Ended December 31, 1998 and 1997.
------------------------------------------------------------

For the nine months ended December 31, 1998, the Company incurred a net loss of $(171,000), or $(0.03) per share on a basic and diluted basis. In comparison, after recognizing a $4.7 million charge for purchased in-process research and development in connection with the MicroMed acquisition, the Company incurred a net loss of $(2.2) million, or $(0.36) per share on a basic and diluted basis, for the nine months ended December 31, 1997. Excluding the charge, net of the related income tax benefit, net income for the nine months ended December 31, 1997 would have been $837,000, or $0.14 per share on a basic and diluted basis.

<PAGE 21>

Net Revenues. Net revenues for the nine months ended December 31, 1998 increased 8.0% to $24.0 million from $22.2 million for the nine months ended December 31, 1997. Sales of computer systems, upgrades and supplies decreased 7.1% to $13.3 million from $14.4 million while net revenues from maintenance and other services grew 35.6% to $10.6 million from $7.8 million during the comparable periods. The decrease in net revenues from sales of computer systems, upgrades and supplies was principally due to the impact of adopting SOP 97-2 as of April 1, 1998 resulting in the deferral of certain revenues from system contracts executed and shipped during the nine months ended December 31, 1998 combined with the effect of an overall decrease in new system sales during the period. The increase in maintenance and other services net revenue resulted principally from an increase in such revenues for QSI which has a larger client base from which to generate maintenance and other service revenue than the more recently formed Clinitec and MicroMed organizations, each of which also contributed, to a lesser degree, to the increase in such revenues.

Cost of Products and Services. Cost of products and services for the nine months ended December 31, 1998 increased 13.9% to $11.5 million from $10.1 million for the nine months ended December 31, 1997 while cost of products and services as a percentage of net revenues increased to 48.0% from 45.5% during the comparable periods. The increase in cost of products and services in amount during the December 31, 1998 period as compared to the December 31, 1997 period results from a combination of the effects of: the increase in maintenance and other service revenues; increased product development, customer service, support, and training personnel at both Clinitec and MicroMed during the December 31, 1998 period; a change in the mix of new systems sales toward systems with higher hardware content in the 1998 period; and, the impact of the acquisition of MicroMed. The increase in the cost of products and services as a percentage of net revenues for the period ended December 31, 1998 as compared to the period ended December 31, 1997 results primarily from a combination of the overall increase in the costs associated with the above personnel growing at a proportionately greater rate on a period to period basis than the growth in net revenues together with an increase in the percentage of revenues from new systems sales with higher hardware content. Systems sales with significant hardware components generally yield lower margins than those systems sales without significant hardware components. The mixture of sales with and without significant hardware components fluctuates from period to period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 1998 increased 12.2% to $10.1 million from $9.0 million for the nine months ended December 31, 1997 primarily as a result of: the inclusion of such MicroMed expenses for the entire nine-month period ended December 31, 1998 as compared to the inclusion of such MicroMed expenses for only that portion of the corresponding period ended December 31, 1997 following the May 1997 MicroMed acquisition; an additional $236,000 provision for

<PAGE 22>

doubtful accounts relating to one of MicroMed's customers; an increase in Clinitec's and MicroMed's selling efforts, sales personnel and administrative infrastructure offset in part by a decrease in such infrastructure at QSI. In addition, primarily as a result of the less mature Clinitec and MicroMed infrastructures, selling, general and administrative expenses as a percentage of net revenues increased to 42.0% from 40.4% for the respective periods.

Research and Development Costs. Research and development costs for the nine months ended December 31, 1998 increased 16.9% to $2.6 million from $2.2 million for the nine months ended December 31, 1997. The increase is the result of increased year-to-date research and development efforts by Clinitec and MicroMed as well as consolidation of MicroMed's research and development costs for the entire 1998 period as compared to consolidating such expenses only for that portion of the corresponding 1997 period following the May 1997 purchase of the MicroMed business. Research and development costs as a percentage of net revenues increased to 11.0% as compared to 10.1% for the respective periods as a result of the effect of costs associated with the increased research and development efforts growing at a proportionately greater rate than net revenues during the comparable periods.

Purchased In-Process Research and Development. In connection with the acquisition of MicroMed in May 1997, MicroMed's in-process research and development for which technological feasibility had not been established was valued in excess of $4.7 million. After allocating the purchase price paid to identifiable tangible and certain intangible assets, the remaining $4.7 million portion of the purchase price was allocated to MicroMed's in-process research and development. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs must be expensed until technological feasibility has been established. Accordingly, the $4.7 million value allocated to MicroMed's purchased in-process research and development was expensed during the nine-month period ended December 31, 1997. There was no similar acquisition transaction during the nine-month period ended December 31, 1998.

Investment Income. Investment income for the nine months ended December 31, 1998 decreased 66.4% to $260,000 from $773,000 for the nine months ended December 31, 1997. The Company has an investment in a fund which trades in special situation securities. The Company's investment is included in short-term investments and the Company classifies this investment as trading securities. In accordance with generally accepted accounting principles, realized and unrealized gains and losses on trading securities are recorded in the statement of operations. During the nine months ended December 31, 1998 as a result of market conditions, the Company recognized a loss of $242,000 in connection with this investment. The investment was substantially liquidated in December 1998 and the carrying value of the remaining investment is $26,000 at December 31, 1998. Also contributing to the change in investment income for the December 1998 period as compared to the December 1997 period was a

<PAGE 23>

decrease in average funds available for investment during the period ended December 31, 1998. The decrease in available funds is primarily the result of the timing and amounts of the cash payments in May 1997 and June 1998 made to acquire MicroMed, together with amounts used to fund the growth of Clinitec and MicroMed.

Provision for (Benefit from) Income Taxes. The provision for income taxes for the nine months ended December 31, 1998 was $202,000 as compared to a benefit of $914,000 for the nine months ended December 31, 1997. The provision for and benefit from income taxes for the nine months ended December 31, 1998 and 1997, respectively, differ from the combined statutory rates primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec.


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash and cash equivalents decreased $2.6 million for the nine months ended December 31, 1998 primarily as a result of the payment of the final cash portion of the purchase price for the MicroMed business. Correspondingly, cash and cash equivalents decreased $6.5 million for the nine months ended December 31, 1997 principally as a result of the payment of the initial cash portion of the purchase price for the MicroMed business.

Net cash provided by operating activities for the nine months ended December 31, 1998 was $2.3 million consisting primarily of the Company's $(171,000) net loss adjusted for the principal non-cash operating expenses of depreciation and amortization plus an increase in deferred service revenue. Net cash provided by operating activities for the nine months ended December 31, 1997 was $732,000 consisting primarily of the Company's $(2.2) million net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $4.7 million charge for the MicroMed purchased in-process research and development net of the related deferred tax benefit, offset by an increase in accounts receivable.

Net cash used in investing activities for the nine months ended December 31, 1998 was $4.7 million consisting principally of the $3.8 million cash portion of the final payment for the MicroMed business, plus additions to equipment and improvements and capitalized software offset in part by proceeds from the sale of certain short-term investments. Net cash used in investing activities for the nine months ended December 31, 1997 was $7.0 million consisting principally of $5.3 million, including a $550,000 operating loan made by QSI to MicroMed prior to the acquisition, used for the initial payment in connection with the MicroMed acquisition, plus additions to equipment and improvements and capitalized software.

Net cash used in financing activities for the nine months ended December 31, 1998 was $100,000 consisting of the purchase of 30,000 shares of the Company's Common Stock offset in part by proceeds from the exercise of stock options. Net cash used in financing activities for the nine months ended December 31, 1997 was $257,000 consisting of the purchase of 40,100

<PAGE 24>

shares of the Company's Common Stock offset in part by the proceeds from the exercise of stock options.

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the nine months ended December 31, 1998, the Company repurchased 30,000 shares at a cost of $150,000. Since the inception of the repurchase authorization through January 29, 1999, 92,500 shares have been repurchased at a cost of $518,000.

At December 31, 1998, the Company had cash and cash equivalents of $13.6 million and short-term investments of $291,000. Short-term investments include a $26,000 investment (with a historical cost of $25,000) in a fund which trades in special situation securities. There can be no assurance that the markets for these securities will not change causing a loss of principal.

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

The Company believes that its cash and cash equivalents and short-term investments on hand at December 31, 1998, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

<PAGE 25>

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

<PAGE 26>

                           PART II. OTHER INFORMATION.
                           -------- ------------------

Item  6. Exhibits and Reports on Form 8-K.
------------------------------------------

  (b)    Exhibits:
         ---------

         The Exhibits listed on the accompanying Index to Exhibits on page 27 are filed as part of this report.


  (b)    Reports on Form 8-K:
         --------------------

         None.

<PAGE 27>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 QUALITY SYSTEMS, INC.

Date:  February 9, 1999          By       /s/ Sheldon Razin
    				                         		----------------------------------
                                   Sheldon Razin
                                   President and Chairman
                                   of the Board of Directors;
                                   Principal Executive Officer



Date:  February 9, 1999          By       /s/ Robert G. McGraw
                 			               ----------------------------------
                                   Robert G. McGraw
                                   Chief Financial Officer;
                                   Principal Accounting Officer


<PAGE 28>

                               INDEX TO EXHIBITS




                                                            Sequential
                                                                  Page
   Exhibit                                                         No.
   -------                                                  ----------


     27.0  Financial Data Schedule, is filed herewith.             28