Form 10-K
period 1999-03-31
QUALITY SYSTEMS INC
filed 1999-06-09
CIK 708818

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended March 31, 1999

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
 (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
  Incorporation or Organization)

          17822 East 17th Street, Tustin, California    92780
          (Address of Principal Executive Offices)   (Zip Code)

Registrant's telephone number, including area code: (714) 731-7171

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                             Name of each exchange on
             Title of each class                which registered:
  ---------------------------------------   ---------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of May 28, 1999: $18,986,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 28, 1999: 6,213,666.

                     DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 1999 annual meeting which is to be filed with the Commission on or before July 29, 1999.

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


                             COMPANY OVERVIEW.

Quality Systems, Inc. ("QSI") and its wholly-owned subsidiaries, Clinitec International, Inc. ("Clinitec") and MicroMed Healthcare Information
Systems, Inc. ("MicroMed"), (collectively, the "Company") develop and market healthcare information systems that automate medical and dental group practices, physician hospital organizations ("PHOs"), management service organizations ("MSOs"), community health centers and dental schools. In response to the growing need for more comprehensive, cost-effective information solutions for physician and dental practices, the Company's systems provide its clients with the ability to redesign patient care and other workflow processes, improve productivity, reduce information processing and administrative costs, and provide multi-site access to patient information. The Company's proprietary software systems include general patient information, electronic medical records, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, dental charting, and letter generation. In addition to providing fully integrated software information solutions to its clients, the Company offers comprehensive hardware and software installation services, maintenance and support services, system training services, and electronic insurance claims submission services.

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

Augmenting its medical practice management software system, QSI added Clinitec's electronic medical records software, NextGen**, to its product line in 1995 and completed its acquisition of Clinitec in May 1996 (see "Item 1. Business. Acquisitions."). NextGen allows healthcare providers to create and maintain medical records using a series of user-definable clinical "templates." Data is generally captured using a light pen or a mouse, and entries are then turned into sentences and/or paragraphs to create documentation. NextGen also supports the scanning and annotation of paper documents, photographs and X-rays, and contains many other advanced features. NextGen is marketed both in conjunction with the Company's practice management software offerings as well as on a stand-alone basis where NextGen may interface with other practice management systems. With the addition of NextGen, the Company believes that it currently provides a comprehensive information management solution for the medical marketplace.

During fiscal 1998, the Company released a new product, the Clinical Product Suite ("CPS"), a comprehensive dental solution designed specifically for the large dental group practice environment. CPS integrates the dental Legacy Product with a computer-based clinical information system that incorporates a wide range of clinical tools, including electronic charting of dental procedures, treatment plans and existing conditions; periodontal charting, via light-pen, voice-activation, or keyboard entry, for full periodontal examinations and PSR scoring; digital imaging of x-ray and intra-oral camera images; computer-based patient education modules; full access to patient information, treatment plans, and insurance plans; and document and image scanning for digital storage and linkage to the electronic patient record. CPS incorporates a Windows-based client/server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize a Windows NT*** operating system. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations.

Further augmenting its medical practice management system product line, the Company purchased MicroMed in May 1997 (see "Item 1. Business. Acquisitions."). MicroMed develops and markets proprietary medical practice management systems. MicroMed's practice management system ("Windows Product") has been developed with a client/server architecture; a GUI design utilizing either Windows 95***, Windows 98*** or Windows NT operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant. MicroMed's product is designed to provide a flexible, enterprise-wide solution employing a master patient index.

*    UNIX is a registered trademark of AT&T Corporation.
**   NextGen is a registered trademark of Clinitec International, Inc.
*** Microsoft Windows, Windows NT, Windows 95 and Windows 98 are registered Trademarks of Microsoft Corporation.

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

MICROMED.

MicroMed was formed in 1993 to develop and market medical practice management software systems. In May 1997, the Company purchased substantially all of the assets of MicroMed for $10.5 million. The purchase price consisted of an initial cash payment of $4.8 million paid upon the May 1997 closing of the transaction with an additional payment of $5.7 million due no later than June 29, 1998. The additional payment, paid on June 29, 1998, consisted of $3.8 million in cash and 245,454 shares of QSI Common Stock valued at $1.8 million, or $7.48 per share. For accounting purposes, the acquisition was treated as a purchase transaction during the fiscal year ended March 31, 1998.

MicroMed's proprietary software products are relatively new and MicroMed has sold only a limited quantity of these products to date. There can be no assurance that MicroMed's products will achieve broad market acceptance or will successfully compete with other Windows-based practice management software products.

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

                                 PRODUCTS.

In response to the growing need for more comprehensive, cost-effective healthcare information solutions for physician and dental practices, the Company's systems provide its clients with the ability to redesign patient care and other workflow processes while improving productivity through multi-site and multi-user access to patient information. Utilizing proven third-party hardware solutions combined with the Company's proprietary software configured to maximize the efficiency of a healthcare organization's information processing requirements, the Company's solutions enable an integration of a variety of administrative and clinical information operations. Leveraging over 20 years of experience in the healthcare information services industry, the Company believes that it continues to distinguish its solutions by providing its clients with sophisticated, full-featured software systems along with comprehensive systems implementation, maintenance and support.

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

The Windows Product expands the Company's practice management system product line which historically has been primarily character-based software solutions, as have most of the products offered by the Company's competitors. The Windows Product has been developed using a GUI client/server platform for compatibility with Windows 95, Windows 98 and Windows NT operating systems and a relational database that is ANSI SQL-compliant. The Windows Product, which has been designed initially for healthcare provider networks, is scalable and includes a master patient

*   RS6000 is a registered trademark of International Business Machines
    Corporation.
**  AIX is a registered trademark of International Business Machines
    Corporation.

index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model.

The Windows Product is designed to be used on any computer that supports Windows 95, Windows 98 or Windows NT operating systems. The system's three-tiered architecture allows work to be performed on the database server, the application server and the client workstation. To date, the Company generally has made hardware recommendations for the Windows Product to its clients based upon information provided by each client. However, the client is responsible for the ultimate selection, installation, and integration of the hardware which each client purchases directly from third party suppliers other than the Company.

In December 1996, the Company announced the release of an Internet dental practice management product, QSINET, that includes such features as patient registration, scheduling, collections and receivables tracking, treatment planning, and management reporting. QSINET connects dental groups to the extensive and growing electronic commerce network enabling users to process insurance claims and patient statements more rapidly and also allows the practice to communicate with its patients via e-mail for appointment reminders, treatment recalls, and other patient notifications. The system can be accessed anywhere at any time using a personal computer with Internet access. In addition, the Company has also provided an Intranet solution to several of its clients based on the QSINET product. The Company does not generally provide any hardware in connection with its Internet/intranet products.

CLINICAL SYSTEMS.

Clinitec provides software applications that are complimentary to, and interface with, the Company's medical practice management offerings. The applications incorporated into the Company's practice management solutions (such as scheduling, eligibility, billing and claims processing) are augmented by clinical information captured by Clinitec's NextGen, including services rendered and diagnoses used for billing purposes. NextGen was developed with a client/server architecture and a graphical user interface ("GUI") utilizing Microsoft Windows 95, Windows 98 or Windows NT on each workstation and either Windows NT, UNIX or Novell* on the server. NextGen maintains data using an industry standard relational database engine such as Microsoft SQL Server**, INFORMIX*** or Oracle****. The system is scalable from one to hundreds of workstations.

NextGen stores and maintains clinical data including:

-    Data captured using user-customized input "templates";
- Scanned or electronically acquired images, including X-rays and photographs;
- Data electronically acquired through interfaces with clinical instruments;
- Other records, documents or notes, including electronically captured handwriting and annotations; and,
-    Digital voice recordings.

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

NextGen is sold either as a combination of software and services, or as a turnkey system including computer hardware, which can include network servers, PC workstations, tape back-up units, printers, scanners and requisite operating system software. Computer hardware for turnkey systems is purchased for resale by the Company from third party manufacturers or distributors.

The Company's dental charting software system, the Clinical Product Suite, is a comprehensive dental solution designed specifically for the large dental group practice environment. CPS integrates the dental Legacy Product with a computer-based clinical information system that incorporates a wide range of clinical tools, including:

- Electronic charting of dental procedures, treatment plans and existing conditions;
- Periodontal charting, via light-pen, voice-activation, or keyboard entry, for full periodontal examinations and PSR scoring;
-   Digital imaging of x-ray and intra-oral camera images;
- Computer-based patient education modules, viewable chair-side to enhance case presentation;
- Full access to patient information, treatment plans, and insurance plans via a fully integrated interface with the dental Legacy Product; and,
- Document and image scanning for digital storage and linkage to the electronic patient record.

The result is a comprehensive clinical information management system that saves time, reduces costs, improves case presentation, and enhances the delivery of dental services and quality of care. Clinical information is managed and maintained electronically thus forming an electronic patient record that allows for the implementation of the "chartless" office.

CPS incorporates a Windows-based client/server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize a Windows NT operating system and the hardware is typically a Pentium* based single or multi-processor platform. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations. A typical configuration may also include redundant disk storage, magnetic tape units, intra and extra oral cameras, digital x-ray components, digital scanners, conventional and flat screen displays, and printers. The hardware components, including the requisite operating system licenses, are purchased from third party manufacturers or distributors either directly by the customer or by the Company for resale to the customer.



                            SALES AND MARKETING.

The Company sells and markets its products nationwide through a direct sales force. The Company's sales and marketing employees identify and contact prospective clients by a variety of means, including referrals from existing clients and contacts at professional society meetings and seminars

* Pentium is a registered trademark of Intel Corporation with persons involved in group practices as well as trade journal advertising, direct mail advertising, and telemarketing.

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

The Company has numerous clients and does not believe that the loss of any single client would have a material adverse effect on the Company. No client accounted for ten percent or more of net revenues during fiscal years ended March 31, 1999, 1998 or 1997.

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

                                COMPETITION.

The market for medical group practice management systems is intensely competitive and the Company faces significant competition from a number of different sources. The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates the overall market for medical group practice management systems. In addition, several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. The Company believes its principal competitive advantages are the features and capabilities of its products and services, its high level of customer support and its extensive experience in the industry. The Windows Product is relatively new and only limited numbers of Windows Product systems have been sold to date. There can be no assurance that the Windows Product will achieve broad market acceptance or will successfully compete with other Windows-based practice management software products.

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

                    PRODUCT ENHANCEMENT AND DEVELOPMENT.

The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring the Company to engage in continuing efforts to improve its systems. During fiscal years 1999, 1998 and 1997 the Company expended approximately $4.8 million, $4.9 million and $2.8 million, respectively, on research and development activities including capitalized software amounts of $1.2 million, $1.9 million and $850,000, respectively. In addition, many of the Company's product enhancements have resulted from software development work performed under contracts with its clients. To the extent that the Company fails to achieve technological advances comparable to those made by others in the computer and healthcare information management industries, its products and services may become obsolete.

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

In addition, the Company's software may be subject to regulation by the U.S. Food and Drug Administration (the "FDA") as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products; application of detailed record-keeping and manufacturing standards; and, FDA approval or clearance prior to marketing. An approval or clearance could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.

                                EMPLOYEES.

As of May 31, 1999, the Company employed 228 persons of which 224 were full-time employees. Systems analysts, programmers and qualified sales and marketing personnel are in short supply and, consequently, competition for such individuals is intense. The Company believes that its future success depends in part upon recruiting and retaining qualified marketing and technical personnel as well as other employees. The Company considers its employee relations to be good.

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

ACQUISITIONS.

During the past several years, the Company has made two significant acquisitions of relatively new companies, each of which has products utilizing newer technology than the Company's Legacy Product and each company having a limited sales history. Acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, amortization of acquired intangible assets, and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Customer dissatisfaction or performance problems at a single acquired business can also have an adverse effect on the reputation of the Company.

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

In response to increasing market demand, the Company is currently developing new generations of certain of its software products designed for the client-server and Internet/intranet environments. There can be no assurance that the Company will successfully develop these new software products or that these products will operate successfully on the principal client-server operating systems, which include UNIX, Microsoft Windows, Windows NT, Windows 95 and Windows 98, or that any such development, even if successful, will be completed concurrently with or prior to introduction by competitors of products designed for the client-server and Internet/intranet environments. Any such failure or delay could adversely affect the Company's competitive position or could make the Company's current products obsolete.

YEAR 2000 ISSUES.

The Company is aware of issues associated with the programming code in existing computer systems as the millennium approaches. In particular, software applications that use only two digits to identify a year in the date field may fail or create errors in the year 2000 ("Year 2000 Issues"). Year 2000 Issues create risk for the Company from unforeseen problems in computer systems that the Company sells to customers on a nationwide basis which are used, among other things, to process their financial transactions and schedule patients ("Company Products"), as well as systems that the Company uses internally to provide certain services to its customers and to process its own financial transactions ("Internal Use Systems"). The potential costs and uncertainties associated with Year 2000 Issues will depend upon a number of factors, including the Company's proprietary and third party developed software, hardware (hardware and third party developed software will hereinafter be referred to collectively as "Third Party Products") and the nature of the industry in which the Company operates.

The nature of the Company's business and its relationships with its customers make it difficult to assess the magnitude of the Company's potential exposure as a result of Year 2000 Issues. Company Products and Third Party Products sold by the Company may fail to operate properly or as expected due to Year 2000 Issues. Such failures could result in system failures or miscalculations causing disruptions of customers' operations, including among other things, an inability to process transactions, send invoices, conduct communications, treat patients or engage in similar normal business activities. In addition, Company Products and Third Party Products are often used in conjunction with other vendors' products and services and the Company must rely on these other vendors to complete the material remediation efforts necessary with regards to Year 2000 Issues in connection with such products and services. Should such vendors be unable to complete such remediation efforts in a timely manner, the use of such products and services on the same system as Company Products and Third

Party Products may result in system failures. As a result of one or more of the above potential system failures, certain of the Company's customers may assert breach of warranty or other claims against the Company relating to Year 2000 functionality. The assertion of such claims may have a material adverse impact upon the Company's business, results of operations and financial condition. Furthermore, the efforts and resources devoted to Year 2000 Issues of current and potential customers of the Company could result in the deferral, delay or cancellation by customers of current installations of and plans to purchase systems from the Company.

Internal Use Systems, including both information systems and non-information systems, may not operate properly or as expected due to Year 2000 Issues. Year 2000 Issues could result in system failures or miscalculations causing disruption of the Company's operations, including among other things, an inability to process its own and certain of its customers' financial transactions, send invoices, conduct communications, or engage in similar normal business activities. The failure of one or more Internal Use Systems as a result of Year 2000 Issues may have a material adverse impact upon the Company's business, results of operations and financial condition.

LITIGATION.

The pending Federal and state securities actions and the derivative action are in the early states of procedure (see "Item 3. Legal Proceedings."). Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions. However, the uncertainty associated with substantial unresolved litigation may be expected to have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirors from bidding for the Company or reducing the consideration such acquirors would otherwise be willing to pay in connection with an acquisition.

PROPRIETARY TECHNOLOGY.

The Company is heavily dependent on the maintenance and protection of its intellectual property and relies largely on license agreements, confidentiality procedures, and employee nondisclosure agreements to protect its intellectual property. The Company's software is not patented and existing copyright laws offer only limited practical protection. There can be no assurance that the legal protections and precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology or that competitors will not independently develop technologies equivalent or superior to the Company's. Further, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States and are often not enforced as vigorously as those in the United States.

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

ABILITY TO MANAGE GROWTH.

The Company has experienced periods of growth and increased personnel, which has placed, and may continue to place, a significant strain on the Company's resources. The Company also anticipates expanding its overall software development, marketing, sales, client management and training capacity. In the event the Company is unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on the Company. In addition, the Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on significant expansion of its research and development, marketing and sales, management, and administrative and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company's software may be subject to regulation by the FDA as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software/hardware products, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 2. Properties.
        -----------

The Company's principal administrative, data processing, marketing and development operations are located in approximately 19,000 square feet of leased space in Tustin, California under a lease which expires in March 2000. In addition, the Company leases approximately 13,000 square feet of space in Santa Ana, California to house its assembly and warehouse operations, approximately 15,000 square feet of space in Horsham, Pennsylvania, the principal office for Clinitec, approximately 12,000 square feet of space in Atlanta, Georgia, the principal office for MicroMed, and an aggregate of 4,000 square feet of space in Florida, Kansas, Minnesota, Texas, Wisconsin and Washington to house additional sales, training and service operations. These leases, including options, have expiration dates ranging from month-to-month to August 2000. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space is available, if needed, at commercially reasonable rates.

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

On January 25, 1999, the court denied plaintiffs' motion to certify the class representative and class legal counsel. Plaintiffs have appealed that decision.

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

On March 23, 1999, a purported class action and derivative complaint entitled IRVING ROSENZWEIG v. SHELDON RAZIN, ET AL. was filed in the Superior Court of the State of California for the County of Orange, in which Mr. Rosenzweig, on behalf of himself and all non-director shareholders, and derivatively on behalf of the Company, alleges that Sheldon Razin, John Bowers, William Bowers, Patrick Cline, Janet Razin and Gordon Setran (all of the foregoing individuals are directors of the Company) breached their fiduciary duties by allegedly entrenching themselves in their positions of control, failing to ensure that third-party offers involving the Company were fully and fairly considered, and/or failing to conduct a reasonable inquiry to assure the maximization of shareholder value. The complaint seeks declaratory and injunctive relief, an accounting of monetary damages allegedly suffered by plaintiff and the purported class, and attorneys' fees.

The named directors deny all allegations of wrongdoing made against them in this suit, consider the allegations groundless and without merit, and intend to vigorously defend against the action.

The Company is a party to various other legal proceedings incidental to its business, none of which are considered by the Company to be material.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1999.


Executive Officers of the Registrant.
-------------------------------------

The executive officers of the Company as of March 31, 1999 were as follows:

       Name             Age                    Position
------------------    ------     -------------------------------------
Sheldon Razin           61        Chairman of the Board, Chief
                                         Executive Officer, President
                                         and Director

Patrick B. Cline        38        Executive Vice President and
                                         Director; and, President and
                                         Chief Operating Officer
                                         of Clinitec

Greg Flynn              41        Executive Vice President Corporate
                                         Sales and Marketing

Don L. Jackson          38        Vice President Marketing

Robert G. McGraw        41        Vice President Chief
                                         Financial Officer

Donn Neufeld            42        Vice President Software
                                         and Operations

Stephen K. Puckett      34        Executive Vice President; and,
                                         President and Chief Operating
                                         Officer of MicroMed

David Razin             35        Vice President Business Development

Janet Razin             59        Vice President, Corporate
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

Patrick B. Cline has served as a Director and Executive Vice President of the Company since May 1996. Mr. Cline is a co-founder of Clinitec and has served as its President since its inception in January 1994 and as its Chief Operating Officer since May 1996 when it was acquired by QSI. Mr. Cline served as Clinitec's Chairman of the Board of Directors and Chief Executive Officer from January 1994 until May 1996. Prior to co-founding Clinitec, Mr. Cline served, from July 1987 to January 1994, as Vice President of Sales and Marketing with Script Systems, a subsidiary of InfoMed, a healthcare information systems company. From January 1994 to May 1994, after the founding of Clinitec, Mr. Cline continued to serve, on a part time basis, as Script Systems' Vice President of Sales and Marketing. Mr. Cline has held senior positions in the healthcare information systems industry since 1981.

Greg Flynn has served as the Company's Executive Vice President Corporate Sales and Marketing since August 1998 after serving as Vice President of Sales and Marketing from January 1996 to August 1998. Prior to January 1996, Mr. Flynn served as Vice President Administration since June 1992. In these capacities, Mr. Flynn has been responsible for numerous functions related to sales and the ongoing management of the Company. Previously, Mr. Flynn served as the Company's Vice President Corporate Communications. Since joining the Company in January 1982, Mr. Flynn has held a variety of increasingly responsible management positions within the organization. He holds a B.A. degree in English from the University of California, Santa Barbara.

Don L. Jackson joined the Company in June 1998 as its Vice President of Marketing. Prior to joining the Company, Mr. Jackson was the Vice President of Sales and Marketing of Wyndgate Technologies, a developer of information systems for blood banks and transfusion management. From February 1992 to May 1997, Mr. Jackson held several senior management positions with Henry Schein, Inc., Practice Management Technologies Division, a leading provider of computer-based solutions to the dental, medical, and veterinary markets. From 1985 to 1992, Mr. Jackson was Executive Vice President of FoxMeyer's Retail Services Business unit, a developer and distributor of retail pharmacy point of sale computer systems. Mr. Jackson holds an M.B.A. from Southern Methodist University and a B.A. in Computer Science from the University of Texas at Austin.

Robert G. McGraw joined the Company in February 1996 as its Vice President Chief Financial Officer. Prior to joining the Company, Mr. McGraw was the Chief Financial Officer of CVD Financial Corporation, an asset-based commercial lender, from March 1994 to February 1996. He was an independent financial consultant from August 1989 to February 1991 and from March 1992 to February 1994. From March 1991 to February 1992, Mr. McGraw was Chief Financial Officer of MGV International, Inc., a diversified middle market company with a personal computer manufacturing plant and wholesale distribution operations. Mr. McGraw is a Certified Public Accountant and holds an M.B.A. from the University of California, Los Angeles, and a B.A. in Business Economics from the University of California, Santa Barbara.

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

                                 PART II.

Item 5. MARKET FOR REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "QSII". The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

  Quarter Ended                    High            Low
------------------              --------        --------
June 30, 1997                      7.75            5.50
September 30, 1997                 7.75            6.00
December 31, 1997                  9.13            5.63
March 31, 1998                     8.56            5.94

June 30, 1998                     11.25            7.25
September 30, 1998                 9.28            3.50
December 31, 1998                  5.00            3.00
March 31, 1999                     4.94            3.50


At May 12, 1999, there were approximately 167 holders of record of the Company's Common Stock. The Company estimates the number of beneficial holders of its Common Stock to be in excess of 1,400.

In June 1998, in connection with the acquisition of MicroMed, the Company issued 245,454 of unregistered shares of its Common Stock as part of its final payment for this acquisition (see "Item 1. Business. Acquisitions."). The shares were valued at $1.8 million, or $7.48 per share. The shares were issued pursuant to an exception from registration provided by Regulation D under the Securities Act of 1933, as amended, involving a sale to less than 35 non-accredited investors.

Through May 28, 1999, the Company has not paid cash dividends on shares of it's Common Stock. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends in the future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Item 6. SELECTED FINANCIAL DATA.
        ------------------------

The following selected financial data with respect to the Company's Consolidated Statements of Operations Data for each of the five years in the period ended March 31, 1999 and the Consolidated Balance Sheet Data as of the end of each such fiscal year are derived from the audited financial statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." included elsewhere herein.

             Consolidated Statements of Operations Data
              (In thousands, except for per share data)

                                          Year Ended March 31,
                              -------------------------------------------
                                1999     1998     1997     1996     1995
                              -------  -------  -------  -------  -------
Net Revenues                  $33,816  $31,216  $20,127  $16,732  $12,049
Cost of Products
  and Services                 15,834   13,509   10,089    7,929    6,060
                              -------  -------  -------  -------  -------
Gross Profit                   17,982   17,707   10,038    8,803    5,989
Selling, General
  and Administrative           13,495   12,485    7,736    3,897    3,536
Research and Development        3,603    3,072    1,978    1,567    1,467
Purchased In-Process
  Research and Development(1)    -      10,200    8,300     -        -
                              -------  -------  -------  -------  -------

Income (Loss)
  from Operations (3)             884   (8,050)  (7,976)   3,339      986
Investment Income                 413      971    1,285      482      429
                              -------  -------  -------  -------  -------
Income (Loss) before
  Provision for (Benefit
  from) Income Taxes (3)        1,297   (7,079)  (6,691)   3,821    1,415
Provision for (Benefit
  from) Income Taxes (2)          713   (2,463)     784    1,528      453
                              -------  -------  -------  -------  -------
Net Income (Loss) (3)         $   584  $(4,616) $(7,475) $ 2,293  $   962
                              =======  =======  =======  =======  =======
Net Income (Loss) per Share:
  Basic (3)                   $  0.09  $ (0.77) $ (1.26) $  0.49  $  0.22
                              =======  =======  =======  =======  =======
  Diluted (3)                 $  0.09  $ (0.77) $ (1.26) $  0.48  $  0.21
                              =======  =======  =======  =======  =======
Weighted Average
  Shares Outstanding:
  Basic                         6,176    5,981    5,937    4,640    4,472
                              =======  =======  =======  =======  =======
  Diluted                       6,185    5,981    5,937    4,776    4,606
                              =======  =======  =======  =======  =======

                      Consolidated Balance Sheet Data
                              (in thousands)

                                                  March 31,
                               -------------------------------------------
                                 1999     1998     1997     1996     1995
                               -------  -------  -------  -------  -------
Cash and Cash Equivalents and
  Short-Term Investments(4)    $14,441  $17,080  $22,735  $28,944  $ 7,322
Working Capital                 18,166   15,453   25,613   30,196    8,032
Total Assets                    40,218   40,916   37,866   37,272   12,668
Total Liabilities               10,554   13,475    5,596    4,571    3,480
Shareholders' Equity(4)        $29,664  $27,441  $32,270  $32,701  $ 9,188
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

(3) Includes a charge of $10.2 million and $8.3 million for purchased in-process research and development for the years ended March 31, 1998 and 1997, respectively. Excluding the charge, on a pro forma basis, income from operations and income before provision for (benefit from) income taxes would have been $2.2 million and $3.1 million, respectively, for fiscal 1998 and $324,000 and $1.6 million, respectively for fiscal 1997. The income tax benefit related to the charge for purchased in-process research and development for the years ended March 31, 1998 and 1997 was $3.9 million and $0, respectively. Excluding the charge and related income tax benefit, on a pro forma basis, net income and basic and diluted income per share would have been $1.7 million, $0.29 and $0.28, respectively, for fiscal 1998 and $825,000, $0.14 and $0.14, respectively, for fiscal 1997.

(4) In March 1996, the Company completed a secondary public offering of one million shares of Common Stock resulting in net cash proceeds of $20.2 million.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        ----------------------------------------------

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

                         RESULTS OF OPERATIONS.

The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Operations. The Consolidated Statements of Operations include the operations of Clinitec from May 17, 1996 (the date of its acquisition) through March 31, 1999 and the operations of MicroMed from May 15, 1997 (the date of its acquisition) through March 31, 1999.

                                                  Year Ended March 31,
                                              ---------------------------
                                                1999      1998      1997
                                              -------   -------   -------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies                        55.8%     64.9%     58.7%
  Maintenance and other services                 44.2      35.1      41.3
                                              -------   -------   -------
                                                100.0     100.0     100.0
Cost of Products and Services                    46.8      43.3      50.1
                                              -------   -------   -------
Gross Profit                                     53.2      56.7      49.9
Selling, General and Administrative Expenses     39.9      40.0      38.5
Research and Development Costs                   10.7       9.8       9.8
Purchased In-Process Research and Development    -         32.7      41.2
                                              -------   -------   -------
Income (Loss) from Operations                     2.6     (25.8)    (39.6)
Investment Income                                 1.2       3.1       6.4
                                              -------   -------   -------
Income (Loss) before Provision
  for (Benefit from) Income Taxes                 3.8     (22.7)    (33.2)
Provision for (Benefit from) Income Taxes         2.1      (7.9)      3.9
                                              -------   -------   -------
Net Income (Loss)                                 1.7%    (14.8)%   (37.1)%
                                              =======   =======   =======

FOR THE YEARS ENDED MARCH 31, 1999 AND 1998.

For the year ended March 31, 1999, the Company's net income was $584,000, or $0.09 per share on a basic and diluted basis. In comparison, after recognizing a $10.2 million charge for purchased in-process research and development in connection with the MicroMed acquisition, the Company incurred a net loss of $(4.6) million, or $(0.77) per share on a basic and diluted basis, for the year ended March 31, 1998. Excluding the charge, net of the related income tax benefit, net income for the year ended March 31, 1998 would have been $1.7 million, or $0.29 per share and $0.28 per share on a basic and diluted basis, respectively.

Net Revenues. Net revenues for the year ended March 31, 1999 increased 8.3% to $33.8 million from $31.2 million for the year ended March 31, 1998. Sales of computer systems, upgrades and supplies decreased 6.9% to $18.9 million from $20.3 million while net revenues from maintenance and other services grew 36.5% to $14.9 million from $10.9 million during the comparable periods. The decrease in net revenues from sales of computer systems, upgrades and supplies was principally due to the impact of adopting SOP 97-2 as of April 1, 1998 resulting in the deferral of certain revenues from system contracts executed and shipped during the year ended March 31, 1999 combined with the effect of a slight decrease in new system sales during fiscal 1999. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base together with an increase in revenues generated from the Company's electronic data interchange services.

Cost of Products and Services. Cost of products and services for the year ended March 31, 1999 increased 17.2% to $15.8 million from $13.5 million for the year ended March 31, 1998 while cost of products and services as a percentage of net revenues increased to 46.8% from 43.3% during the comparable periods. The increase in cost of products and services in amount during the 1999 fiscal year as compared to the 1998 fiscal year resulted from a combination of the effects of: the increase in maintenance and other service revenues; increased product development, customer service, support, and training personnel at both Clinitec and MicroMed during the 1999 fiscal year; a change in the mix of new systems sales toward systems with higher hardware content in the fiscal 1999 year; and, the impact of the acquisition of MicroMed. The increase in the cost of products and services as a percentage of net revenues for the year ended March 31, 1999 as compared to the year ended March 31, 1998 resulted primarily from a combination of the overall increase in the costs associated with the above-described infrastructure expansion growing at a proportionately greater rate on a year to year basis than the growth in net revenues together with an increase in the percentage of revenues from new systems sales with higher hardware content. Systems sales with significant hardware components generally yield lower margins than those systems sales without significant hardware components. The mixture of sales with and without significant hardware components fluctuates from period to period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 1999 increased 8.1% to $13.5 million from $12.5 million for the year ended March 31, 1998 primarily as a result of: the inclusion of such MicroMed expenses for the entire year ended March 31, 1999 as compared to the inclusion of such MicroMed expenses for only that portion of the corresponding year ended

March 31, 1998 following the May 1997 MicroMed acquisition; an additional $236,000 provision for doubtful accounts relating to one of MicroMed's customers; an increase in Clinitec's and MicroMed's selling efforts, sales personnel and administrative infrastructure offset in part by a decrease in such infrastructure at QSI. In addition, primarily as a result of the less mature Clinitec and MicroMed infrastructures, selling, general and administrative expenses as a percentage of net revenues remained relatively unchanged at 39.9% and 40.0% for the respective years despite an increase in net revenues.

Research and Development Costs. Research and development costs for the year ended March 31, 1999 increased 17.3% to $3.6 million from $3.1 million for the year ended March 31, 1998. The increase is the result of increased research and development efforts by Clinitec and MicroMed as well as consolidation of MicroMed's research and development costs for the entire 1999 fiscal year as compared to consolidating such expenses only for that portion of the corresponding 1998 fiscal year following the May 1997 purchase of the MicroMed business. Research and development costs as a percentage of net revenues increased to 10.7% as compared to 9.8% for the respective fiscal years as a result of the effect of costs associated with the increased research and development efforts growing at a proportionately greater rate than net revenues during the comparable years.

Purchased In-Process Research and Development. In connection with the acquisition of MicroMed in May 1997, the purchase price allocated to in-process research and development for which technological feasibility had not been established was $10.2 million. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs must be expensed until technological feasibility has been established. Accordingly, the purchase price allocated to MicroMed's purchased in-process research and development was expensed during the year ended March 31, 1998. There was no similar acquisition transaction during the year ended March 31, 1999.

Investment Income. Investment income for the year ended March 31, 1999 decreased 57.5% to $413,000 from $971,000 for the year ended March 31, 1998. The Company had an investment in a fund which traded in special situation securities. During the year ended March 31, 1999, the investment was liquidated and the Company incurred a loss of $241,000 after recognizing an unrealized gain of $120,000 during fiscal 1998 relating to this investment. Over the life of this investment, the Company incurred a net gain of $22,000 in connection therewith. Also contributing to the change in investment income for the fiscal 1999 year as compared to the fiscal 1998 year was a decrease in average funds available for investment during the year ended March 31, 1999. The decrease in available funds is primarily the result of the timing and amounts of the cash payments in May 1997 and June 1998 made to acquire MicroMed, together with amounts used to fund the growth of Clinitec and MicroMed.

Provision for (Benefit from) Income Taxes. The provision for income taxes for the year ended March 31, 1999 was $713,000 as compared to a benefit of $2.5 million for the year ended March 31, 1998. The provision for and benefit from income taxes for the years ended March 31, 1999 and 1998, respectively, differ from the combined statutory rates primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec.

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

Cost of Products and Services. Cost of products and services for the year ended March 31, 1998 increased 33.9% to $13.5 million from $10.1 million for the year ended March 31, 1997 while costs of products and services as a percentage of net revenues decreased to 43.3% from 50.1% during the comparable periods. The increase in the amount of costs of products and services during the year ended March 31, 1998 as compared to the year ended March 31, 1997 resulted primarily from increased systems sales and an increase in customer service, support, and training personnel during fiscal 1998 plus the addition of such costs for MicroMed's personnel. The decrease in costs of products and services as a percentage of net revenues resulted primarily from the inclusion of MicroMed in fiscal 1998. To date, MicroMed's systems sales have not included any significant amount of hardware content. Systems sales without significant hardware content generally yield higher margins than systems sales that include a significant amount of hardware content. The mixture of sales with and without significant hardware content fluctuates from period to period and there can be no assurance that the mixture of such sales attained in the year ended March 31, 1998, which contributed materially to the decrease in cost of products and services as a percentage of net revenues, will be achieved in future periods. Without the inclusion of MicroMed, costs of products and services increased 27.7% in fiscal 1998 over fiscal 1997 and as a percentage of net revenues decreased to 48.1% from 50.1%. The increase in the amount and decrease in percentage before the inclusion of MicroMed resulted primarily from higher systems sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 1998 increased 61.4% to $12.5 million from $7.7 million for the year ended March 31, 1997 representing 40.0% and 38.5% of net revenues, respectively. The increase in selling, general and administrative expenses in both amount and as a percentage of net revenues was primarily the result of an increase in the Company's selling efforts, including sales personnel, and administrative infrastructure together with the consolidation of MicroMed's selling, general and administrative expenses during fiscal 1998. Without the inclusion of MicroMed's selling, general and administrative expenses, such expenses increased 32.7% over fiscal 1997 and decreased to 38.3% from 38.5% as a percentage of net revenues. Before the inclusion of MicroMed, the increase in the amount of selling, general and administrative expenses resulted primarily from an increase in Clinitec's selling efforts, including sales personnel, and administrative infrastructure together with a smaller increase in such costs for QSI.

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

Investment Income. Investment income for the year ended March 31, 1998 decreased 24.4% to $1.0 million from $1.3 million for the year ended March 31, 1997 primarily as a result of a decrease in funds available for investment during fiscal 1998 after payment of the purchase price in connection with the MicroMed acquisition together with amounts used to fund the growth of Clinitec and MicroMed.

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

                    LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents decreased $1.9 million, $5.7 million and $6.0 million for the years ended March 31, 1999, 1998 and 1997 primarily as a result of payments made in connection with the Clinitec and MicroMed acquisitions.

Net cash provided by operating activities was $3.3 million, $2.2 million and $520,000 for the years ended March 31, 1999, 1998 and 1997, respectively. Net cash provided by operations for the year ended March 31, 1999 consisted principally of net income before depreciation and amortization, increases in accounts payable and deferred service revenue, and a decrease in inventories offset by an increase in accounts receivable. Net cash provided by operations for the year ended March 31, 1998 consisted primarily of the Company's net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $10.2 million charge for purchased in-process research and development incurred in connection with the acquisition of MicroMed together with increases in deferred service revenue and other current liabilities offset in part by an increase in accounts receivable and deferred income tax benefits. Net cash provided by operations for the year ended March 31, 1997 consisted primarily of the Company's net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $8.3 million charge for purchased in-process research and development incurred in connection with the acquisition of Clinitec, offset by an increase in accounts receivable. The increase in accounts receivable during each of the fiscal years resulted primarily from increased sales and the timing of sales in each period.

Net cash used in investing activities was $5.1 million, $7.8 million and $6.6 million for the years ended March 31, 1999, 1998 and 1997, respectively. Net cash used in investing activities for the years ended March 31, 1999 and 1998 was principally impacted by the $3.8 million and $5.3 million, respectively, paid in connection with the MicroMed acquisition. Net cash used in investing activities for the year ended March 31, 1997 was principally impacted by QSI's purchase of the remaining 75% ownership interest in Clinitec during fiscal 1997 for $4.9 million in cash and 309,846 shares of Common Stock. Net cash used for additions to equipment, improvements and capitalized software for the years ended March 31, 1999, 1998 and 1997 were $1.7 million, $2.7 million and $1.7 million, respectively, which were offset in part for the years ended March 31, 1999 and 1997 by cash provided from net sales of short-term investments of $467,000 and $352,000, respectively. There were no short-term investment sales or purchases during the year ended March 31, 1998.

Net cash used in financing activities for the years ended March 31, 1999 and 1998 was $197,000 and $223,000, respectively, which includes $247,000 and $271,000 used in each fiscal year to repurchase 52,400 shares and 40,100 shares, respectively, of the Company's Common Stock. Net cash provided by financing activities was $61,000 for the year ended March 31, 1997. Net cash provided by (used in) financing activities for the years ended March 31, 1999, 1998 and 1997 also includes the proceeds from the exercise of employee stock options.

In March 1996, QSI raised $20.2 million to be used for general corporate purposes, including the financing of product sales growth, development of new products, working capital requirements, an increase in its ownership interest in Clinitec (see "Item 1. Business. Acquisitions."), and the possible acquisitions of complementary businesses and technologies. The

Company continues to evaluate potential investment opportunities and in May 1997 acquired substantially all of the assets of MicroMed (see "Item 1. Business. Acquisitions.") for an initial cash payment of $4.8 million with an additional cash and common stock payment of $5.7 million paid on June 29, 1998. Except for the acquisition of MicroMed and the Company's intention to expend funds on capitalized software in connection with complementary products to its existing product line, alternative versions of certain of its products for the client/server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 2000 will be comparable to fiscal 1999.

At March 31, 1999, the Company had cash and cash equivalents of $14.2 million and short-term investments of $245,000. The Company believes that it's cash and cash equivalents and short-term investments on hand at March 31, 1999, together with the cash flows from operations, if any, will be sufficient to meet it's working capital and capital expenditure requirements for the next year.

                          YEAR 2000 COMPLIANCE.

INTRODUCTION.

The Company is aware of issues associated with the programming code in existing computer systems as the millennium approaches. In particular, software applications that use only two digits to identify a year in the date field may fail or create errors in the year 2000 ("Year 2000 Issues"). Year 2000 Issues create risk for the Company from unforeseen problems in computer systems that the Company sells to customers on a nationwide basis which are used, among other things, to process their financial transactions and schedule patients ("Company Products"), as well as systems that the Company uses internally to provide certain services to its customers and to process it's own financial transactions ("Internal Use Systems"). The potential costs and uncertainties associated with Year 2000 Issues will depend upon a number of factors, including the Company's proprietary and third party developed software, hardware (hardware and third party developed software will hereinafter be referred to collectively as "Third Party Products") and the nature of the industry in which the Company operates.

Company Products and Third Party Products sold by the Company may fail to operate properly or as expected due to Year 2000 Issues. Such failures could result in system failures or miscalculations causing disruptions of customers' operations, including among other things, an inability to process transactions, send invoices, conduct communications, schedule and treat patients or engage in similar normal business activities. Further, products and services used by the Company's customers, but not supplied by the Company, could fail to operate properly or as expected due to Year 2000 Issues. Customers' efforts to plan for such events could result in the deferral, delay or cancellation by customers of current installations of and plans to purchase systems from the Company. Similarly, Internal Use Systems, including both information systems and non-information systems, may not operate properly or as expected due to Year 2000 Issues. Year 2000 Issues could result in system failures or miscalculations causing disruption of the Company's operations, including among other things, an inability to process its own and certain of its customers financial transactions, send invoices, conduct communications, or engage in similar normal business activities.

STATE OF READINESS.

The Company has undertaken various initiatives intended to address Year 2000 Issues. The Company has identified individuals and/or working groups to (1) develop and implement the Company's definition of Year 2000 readiness; (2) assess Company Products, Third Party Products and Internal Use Systems for possible Year 2000 Issues; (3) monitor development, testing and remediation efforts with respect to Company Products, Third Party Products and Internal Use Systems; (4) monitor and coordinate the Company's deployment plans and results with respect to Year 2000 releases of Company Products, Third Party Products and Internal Use Systems; and, (5) develop contingency plans with respect to Company Products, Third Party Products and Internal Use Systems. Although the Company's efforts to address Year 2000 Issues do not fall precisely into sequential phases, generally these efforts are comprised of an assessment phase, a development phase (only with respect to Company Products and certain proprietary Internal Use Systems), a deployment or remediation phase, and a contingency planning phase.

Company Products. The Windows Product, NextGen and CPS are designed to be Year 2000 compliant and contain no known Year 2000 Issues when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine are also Year 2000 compliant. However, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 Issues.

The Company's Legacy Product has required significant development and remediation efforts in connection with Year 2000 Issues with many of these efforts commencing in 1997. In November 1998, the Company began general deployment of Version 9 of its Legacy Product which version has been designed to be Year 2000 compliant. The Company continues to test and monitor performance of Version 9 in customer environments and expects to deliver and deploy maintenance releases in the ordinary course of business throughout the rest of calendar 1999. In addition, the Company continues to progress through the development cycles with respect to certain ancillary products associated with the Legacy Product with deployment of these ancillary products expected to be completed by December 31, 1999.

The Company estimates that as of March 31, 1999, it has completed approximately 90% of its development efforts in connection with Year 2000 Issues associated with the Legacy Product and certain associated ancillary products. In addition at March 31, 1999, approximately 75% of the Company's Legacy Product customers have contracted to install Version 9 of which approximately 50% have been installed as of that date. The Company expects to have substantially all of its Version 9 installations completed by November 30, 1999. Based on the Company's assessment to date, the Company believes continuing efforts will be required to assist customers in deploying and testing Version 9 in many of the customers' unique environments. The Company also expects an increase in service and support effort levels as the year 2000 approaches and into the early months of the year 2000.

Third Party Products Sold by the Company. The Company works closely with vendors of significant Third Party Products sold by the Company and has communicated with them to determine the extent to which their products and services are, or will be, Year 2000 compliant. In addition, Company Products have been tested, and the Company plans to continue testing Company Products, with certain Third Party Products. Based upon its current assessments, the Company believes that it has received adequate assurances that significant Third Party Product vendors expect to successfully address their significant identified Year 2000 Issues on a timely basis. Due to uncertainties associated with Third Party Product vendors, the Company is unable to predict whether a material adverse effect on the Company's business, results of operations and financial condition may result form Year 2000 Issues related to Third Party Products despite the Company's current assessment to the contrary.

Internal Use Systems. Based upon the Company's assessment efforts to date, the Company believes that certain Internal Use Systems will require replacement or modification due to Year 2000 Issues. The Company's assessment efforts are ongoing. As of March 31, 1999, the Company believes that its has substantially completed its assessment review of many of its major Internal Use Systems.

Certain of the Internal Use Systems are proprietary and were developed by the Company. Company personnel have used similar techniques to identify Year 2000 Issues with its Company Products and proprietary Internal Use Systems. The proprietary Internal Use Systems will either be modified by Company personnel or replaced with third party developed systems which the Company believes will not fail as a result of Year 2000 Issues. The Company has communicated with developers and/or vendors of certain of its third party developed Internal Use Systems to determine the extent to which those products and services are, or will be, Year 2000 compliant. Based upon its current assessments, the Company believes that it has received adequate assurances that significant third party developed Internal Use Systems are, or will be, Year 2000 compliant in a timely manner to enable the Company to implement any required upgrades prior to Year 2000 Issues being encountered in its Internal Use Systems.

As of March 31, 1999, the Company has replaced or completed modification of some of its Internal Use Systems and plans to have all such systems replaced or modifications completed by December 31, 1999.

Contingency Plans. The Company is currently engaged in, but has not completed, contingency planning to address company-wide personnel, resource, technical and communication matters in connection with foreseeable scenarios that may develop from Year 2000 Issues despite the Company's current and planned remediation efforts. The Company expects that its development, remediation, testing, deployment and contingency planning efforts with respect to Company Products, Third Party Products and Internal Use Systems will continue up to and beyond December 31, 1999. The Company's contingency planning includes possible (1) failure by the Company and its vendors to complete efforts to avoid or minimize the impact of Year 2000 Issues on a timely basis; (2) failure of customers to be ready for, or cooperate with, the deployment of Year 2000 compliant Company Products on a timely basis; and, (3) delay, deferral or cancellation by customers of current installations and prospective purchase decisions with respect to Company Products. A reasonably likely "worst case" scenario has not yet been identified, but it is anticipated that such scenario would include the failure of significant communications and computing infrastructures by the Company, its customers and its suppliers together with failures of infrastructures encompassing utilities, transportation, banking and government.

COSTS.

The total cost to address the Company's Year 2000 Issues are not expected to be material to the Company's financial condition. The Company does not separately track all of its internal personnel costs incurred in connection with identifying and resolving Year 2000 Issues. Excluding internal costs, the Company expects that total expenditures to address Year 2000 Issues will approximate $150,000, of which approximately $30,000 has been incurred as of March 31, 1999. To date, all of these expenditures have been funded from operations and it is anticipated that all remaining expenditures will also be funded from operations.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------


Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        --------------------------------------------

The Financial Statements of the Company identified in the Index to Financial Statements appearing under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." of this report are incorporated herein by reference to Item 14.

Item 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        ---------------------------------------------------

None.

                                 PART III.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ---------------------------------------------------

Except for information concerning the Company's executive officers which is included under the caption "Executive Officers of the Registrant." following Part I, Item 4 of this report, the information required by Item 10 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 1999 for the Company's 1999 annual shareholders' meeting.

Item 11. EXECUTIVE COMPENSATION.
         -----------------------

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 1999 for the Company's 1999 annual shareholders' meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 1999 for the Company's 1999 annual shareholders' meeting.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 1999 for the Company's 1999 annual shareholders' meeting.

                                 PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ------------------------------------------------------------------
                                                                    Page
                                                                 ----------
        (a)   Documents filed as part of this report.

        (1)   Index to Financial Statements.

              Independent Auditors' Report.                          F-1

              Consolidated Balance Sheets
                at March 31, 1999 and 1998                           F-2

              Consolidated Statements of Operations
                and Comprehensive Operations for the
                Years Ended March 31, 1999, 1998 and 1997            F-3

              Consolidated Statements of Shareholders' Equity
                for the Years Ended March 31, 1999, 1998 and 1997    F-4

              Consolidated Statements of Cash Flows for
                the Years Ended March 31, 1999, 1998 and 1997        F-5

              Notes to Financial Statements                          F-7

        (2)   Financial Statement Schedule.

              Schedule II - Valuation and Qualifying Accounts       F-22

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

       3.2.3  Certificate of Amendment of Bylaws of the
                Registrant.                                            75

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

      10.11* Employment agreement dated May 16, 1996 by and between CII Acquisition Corporation and
               Patrick Cline is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A dated May 17, 1996 and filed June 21, 1996.

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

       10.14* 1998 Employee Stock Contribution Plan is hereby incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
                Form S-8, File No. 333-63131

       10.15* 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 4.1 to the Registrant's
                Registration Statement on Form S-8,
                File No. 333-67115.

           21 List of Subsidiaries.                                  77

         23.1 Independent Auditor's Consent -
                Deloitte & Touche LLP.                               79

         27.1 Financial Data Schedule, is filed herewith.            81



            * This exhibit is a management contract or a compensatory plan or arrangement.

                            INDEX TO EXHIBITS
                                (continued)



          (b) Reports on Form 8-K:

          On February 13, 1999, the Registrant filed a Current Report on Form 8-K dated February 9, 1999 disclosing the extension of the authorization by Registrant's Board of Directors for management to repurchase on the open market up to ten percent of the outstanding shares of the Registrant's Common Stock at various times through February 28, 2000, subject to applicable laws and regulations. The timing and amount of any repurchase is at the discretion of the Registrant's management based upon its view of prevailing economic and market conditions. The Registrant's management could, in the exercise of its judgment, decide not to effect any repurchases, or to repurchase fewer shares than authorized, whether as a result of market factors or because of applicable laws and regulations. No financial statements were filed in connection with the Current Report on Form 8-K dated February 9, 1999.

                                SIGNATURES.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     QUALITY SYSTEMS, INC.
By:   /s/SHELDON RAZIN            Date:         June 8, 1999
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

        Signature                   Title                  Date
        ---------                   -----                  ----
   /s/SHELDON RAZIN         Chairman of the Board of
--------------------------  Directors and President    June 8, 1999
      SHELDON RAZIN         (Principal Executive
                             Officer)

   /s/JANET RAZIN
--------------------------  Vice President,            June 8, 1999
      JANET RAZIN           Secretary and Director

   /s/ROBERT MCGRAW
--------------------------  Vice President,            June 8, 1999
      ROBERT MCGRAW         Chief Financial Officer
                            (Principal Financial
                             and Accounting Officer)

   /s/JOHN BOWERS, M.D.
--------------------------  Director                   June 8, 1999
      JOHN BOWERS, M.D.

   /s/WILLIAM BOWERS
--------------------------  Director                   June 8, 1999
      WILLIAM BOWERS

  /s/PATRICK CLINE
--------------------------  Director                   June 8, 1999
      PATRICK CLINE

   /s/DONALD COOK
--------------------------  Director                   June 8, 1999
      DONALD COOK

  /s/GORDON SETRAN
--------------------------  Director                   June 8, 1999
      GORDON SETRAN


<AUDIT-REPORT>
                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------

Board of Directors and Shareholders
  Quality Systems, Inc.

We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index of Item 14. (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quality Systems, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Costa Mesa, California
May 28, 1999

</AUDIT-REPORT>

                           QUALITY SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                              March 31,
                                                          ----------------
                                ASSETS                      1999     1998
                                                          -------  -------
Current Assets:
  Cash and cash equivalents                               $14,196  $16,107
  Short-term investments                                      245      973
  Accounts receivable, less allowance for
    doubtful accounts of $754 and $521, respectively       12,488    9,946
  Inventories                                                 772    1,328
  Other current assets                                      1,019      574
                                                          -------  -------
      Total current assets                                 28,720   28,928

Equipment and Improvements, net                             1,783    1,790
Capitalized Software Costs, net                             2,144    2,183
Deferred Tax Asset                                          3,254    3,105
Excess of Cost Over Net Assets of
  Acquired Business, net of accumulated
  amortization of $954 and $613, respectively               2,452    2,793
Other Assets                                                1,865    2,117
                                                          -------  -------
      Total assets                                        $40,218  $40,916
                                                          =======  =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                        $ 1,813  $ 1,327
  Acquisition obligation                                     -       5,676
  Deferred service revenue                                  4,484    2,244
  Other current liabilities                                 4,257    4,228
                                                          -------  -------
      Total liabilities                                    10,554   13,475
                                                          -------  -------

Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000
    shares authorized, 6,214 and 5,988
    shares issued and outstanding, respectively                62       60
  Additional paid-in capital                               35,568   33,931
  Accumulated deficit                                      (5,966)  (6,550)
                                                          -------  -------
        Total shareholders' equity                         29,664   27,441
                                                          -------  -------
        Total liabilities and shareholders' equity        $40,218  $40,916
                                                          =======  =======

See notes to consolidated financial statements.

                          QUALITY SYSTEMS, INC.
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                 (in thousands, except per share amounts)

                                                 Years Ended March 31,
                                             -----------------------------
                                               1999       1998       1997
                                             -------    -------    -------
Net Revenues:
  Sales of computer
    systems, upgrades and supplies           $18,875    $20,273    $11,809
  Maintenance and other services              14,941     10,943      8,318
                                             -------    -------    -------
                                              33,816     31,216     20,127

Cost of Products and Services                 15,834     13,509     10,089
                                             -------    -------    -------
Gross Profit                                  17,982     17,707     10,038

Selling, General and
  Administrative Expenses                     13,495     12,485      7,736
Research and Development Costs                 3,603      3,072      1,978
Purchased In-Process
  Research and Development                      -        10,200      8,300
                                             -------    -------    -------
Income (Loss) from Operations                    884     (8,050)    (7,976)

Investment Income                                413        971      1,285
                                             -------    -------    -------
Income (Loss) before Provision
  for (Benefit from) Income Taxes              1,297     (7,079)    (6,691)
Provision for
  (Benefit from) Income Taxes                    713     (2,463)       784
                                             -------    -------    -------
Net Income (Loss) and
  Comprehensive Income (Loss)                $   584    $(4,616)   $(7,475)
                                             =======    =======    =======


Net Income (Loss) per Share,
  basic and diluted                          $  0.09    $ (0.77)   $ (1.26)
                                             =======    =======    =======

See notes to consolidated financial statements.

                            QUALITY SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (in thousands)

                                                   Unrealized
                           Common                   Loss on     Retained
                       Shares  Issued  Additional  Available-   Earnings
                       --------------    Paid-in    for-Sale  (Accumulated
                       Number  Amount    Capital   Securities    Deficit)
                       ------  ------  ----------  ----------  -----------
Balance at
 April 1, 1996          5,653  $   56  $   27,148  $      (44) $     5,541
Shares Issued in
  Acquisition of
  Clinitec
  International, Inc.     310       3       6,891        -            -
Exercise of
  Stock Options            34       1          60        -            -
Tax Benefit Resulting
  from Stock Options     -       -             45        -            -
Disposition of
  Available-for-Sale
  Securities, net of
  $34 tax provision      -       -           -             44         -
Net Loss                 -       -           -           -          (7,475)
                       ------  ------  ----------  ----------  -----------
Balance at
 March 31, 1997         5,997      60      34,144        -          (1,934)

Exercise of
  Stock Options            31    -             48        -            -
Tax Benefit
  Resulting from
  Stock Options          -       -             10        -            -
Purchases of
  Common Stock            (40)   -           (271)       -            -
Net Loss                 -       -           -           -          (4,616)
                       ------  ------  ----------  ----------  -----------
Balance at
  March 31, 1998        5,988      60      33,931        -          (6,550)

Shares Issued in
  Acquisition of
  MicroMed Healthcare
  Information
  Systems, Inc.           245       3       1,833        -            -
Exercise of
  Stock Options            33    -             50        -            -
Purchases of
  Common Stock            (52)     (1)       (246)       -            -
Net Income               -       -           -           -             584
                       ------  ------  ----------  ----------  -----------
Balance at
  March 31, 1999        6,214  $   62  $   35,568  $     -     $    (5,966)
                       ======  ======  ==========  ==========  ===========

See notes to consolidated financial statements.

                            QUALITY SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                Years Ended March 31,
                                        ----------------------------------
                                           1999        1998        1997
                                        ----------  ----------  ----------
Cash Flows from Operating Activities:
Net income (loss)                       $      584  $   (4,616) $   (7,475)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
      Purchased in-process
        research and development              -         10,200       8,300
      Depreciation and amortization          2,465       1,895       1,139
      (Gain) loss on short-term
        investments and other                  261         (90)        (85)
      Equity in loss of Clinitec
        International, Inc.                   -           -             31
      Deferred income taxes                   (592)     (3,336)        102
      Changes, net of
        amounts acquired, in:
          Accounts receivable               (2,542)     (3,175)     (1,594)
          Inventories                          556        (257)       (202)
          Other current assets                  (2)        116        (208)
          Accounts payable                     486         (72)       (613)
          Deferred service revenue           2,240         590         401
          Income taxes payable
            and taxes related to
            equity accounts                    344         397         291
          Other current liabilities           (453)        590         433
                                        ----------  ----------  ----------
Net Cash Provided By
  Operating Activities                       3,347       2,242         520
                                        ----------  ----------  ----------
Cash Flows from Investing Activities:
  Proceeds from sales of
    short-term investments                     542        -            402
  Purchases of short-term investments          (75)       -            (50)
  Additions to equipment
    and improvements, net                     (521)       (810)       (855)
  Additions to
    capitalized software costs              (1,204)     (1,861)       (850)
  Purchase of ownership interests
    in Clinitec International, Inc.           -           -         (4,946)
  Purchase of net assets of MicroMed
    Healthcare Information Systems, Inc.    (3,840)     (5,327)       -
  Change in other assets                        37         234        (302)
                                        ----------  ----------  ----------
Net Cash Used In Investing Activities       (5,061)     (7,764)     (6,601)
                                        ----------  ----------  ----------

See notes to consolidated financial statements.

                             QUALITY SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               (in thousands)
                                                Years Ended March 31,
                                        ----------------------------------
                                           1999        1998        1997
                                        ----------  ----------  ----------
Cash Flows from Financing Activities:
  Purchases of Common Stock             $     (247) $     (271) $     -
  Proceeds from
    exercise of stock options                   50          48          61
                                        ----------  ----------  ----------
Net Cash Provided By
  (Used In) Financing Activities              (197)       (223)         61
                                        ----------  ----------  ----------
Net Decrease in Cash
  and Cash Equivalents                      (1,911)     (5,745)     (6,020)
Cash and Cash
  Equivalents, beginning of year            16,107      21,852      27,872
                                        ----------  ----------  ----------
Cash and Cash Equivalents, end of year  $   14,196  $   16,107  $   21,852
                                        ==========  ==========  ==========

Supplemental Information - During fiscal 1999, 1998 and 1997 the Company made income tax payments of $951, $485 and $431, respectively.

                                                Years Ended March 31,
                                        ----------------------------------
                                           1999        1998        1997
                                        ----------  ----------  ----------
Detail of businesses
  acquired in purchase transactions:
Purchased In-Process
  Research and Development              $     -     $   10,200  $    8,300
Fair Value of Assets Acquired                 -          1,480       3,999
Liabilities Assumed                           -           (677)       (459)
Common Stock Issued in Acquisition          (1,836)       -         (6,894)
Acquisition Obligation                       5,676      (5,676)       -
                                        ----------  ----------  ----------
Cash Paid for the
  Acquisition, net of cash acquired     $    3,840  $    5,327  $    4,946
                                        ==========  ==========  ==========

See notes to consolidated financial statements.

                          QUALITY SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Quality Systems, Inc. ("QSI") and its wholly-owned subsidiaries, Clinitec International, Inc. ("Clinitec") and MicroMed Healthcare Information Systems, Inc. ("MicroMed"), (collectively the "Company") develop and market proprietary computer information systems for medical and dental group practices, community health centers, physician hospital organizations, management service organizations, and dental schools. The Company's proprietary software systems include general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, electronic medical records, dental charting and letter generation. In addition to providing fully integrated solutions, the Company provides its clients with comprehensive hardware and software maintenance and support services, system training services and electronic claims submission services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - QSI acquired a 100% ownership interest in Clinitec on May 17, 1996 and MicroMed on May 15, 1997, respectively, (see
Note 10). Accordingly, the accompanying consolidated financial statements include all of the accounts of QSI for the periods presented, the accounts of Clinitec for the period commencing May 17, 1996 through March 31, 1999, and the accounts of MicroMed for the period commencing May 15, 1997 through March 31, 1999. All significant inter-company amounts have been eliminated.

Revenue Recognition - In October 1997, the American Institute of Certified Public Accounts issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"), which was later amended in part by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). As of April 1, 1998, the Company has adopted SOP 97-2, as amended by SOP 98-4. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes the guidance contained in SOP 91-1 which the Company has heretofore been following. The Company generates revenues from licensing rights to use its software products directly to end-users. The Company also generates revenues from sales of hardware and third party software, and implementation, training, software customization and post-contract support ("maintenance") services performed for customers who license the Company's products. A typical system contract contains multiple elements of two or more of the above items. In accordance with SOP 97-2, revenue is allocated to each element of the contract based on evidence of each element's fair market value. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software are recognized upon shipment. Revenue from implementation, training and software customization services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period. The adoption of SOP 97-2 has, in certain circumstances, resulted in the deferral of some portion of contract revenues that would have otherwise been recognized under SOP 91-1. For the year ended March 31, 1999, the impact was to reduce net revenues by $1.2 million, income from operations by $797,000 and net income by $482,000, or $0.08 per share on a basic and diluted basis.

                          QUALITY SYSTEMS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Accounts Receivable - Many of the Company's system sales are financed by third-party sources while the Company provides credit for most maintenance contract sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses which have been within management's expectations.

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

Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are

                          QUALITY SYSTEMS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

generally amortized over the lesser of three years or the economic life of the related product. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Excess of Cost Over Net Assets of Acquired Business and Intangible Assets - Excess of costs over net assets of acquired business and intangible assets are being amortized using the straight-line method over ten years and five years, respectively. The Company performs an annual review of the recoverability of such unamortized amounts. At the time a determination is made that any portion of such unamortized amounts are not recoverable based on the estimated cash flows to be generated, the excess amount is written off.

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

Earnings per Share - Pursuant to SFAS No 128, "Earnings Per Share," ("SFAS No. 128"), the Company provides dual presentation of "basic" and "diluted" earnings per share ("EPS"). SFAS No. 128 replaced "primary" and "fully diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

                         QUALITY SYSTEMS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods presented.

                                                   Years Ended March 31,
                                                 -------------------------
                                                   1999     1998     1997
                                                 -------  -------  -------
                                    (in thousands except per share amounts)

Net income (loss)                                $   584  $(4,616) $(7,475)
                                                 -------  -------  -------
Basic income (loss) per common share:
  Weighted average of common shares outstanding    6,176    5,981    5,937
                                                 -------  -------  -------
Basic income (loss) per common share             $  0.09  $ (0.77) $ (1.26)
                                                 =======  =======  =======
Diluted income (loss) per share:
  Weighted average of common shares outstanding    6,176    5,981    5,937
  Weighted average of common shares equivalents-
      Weighted average options outstanding             9     -        -
                                                 -------  -------  -------
  Weighted average number of common
    and common equivalent shares                   6,185    5,981    5,937
                                                 -------  -------  -------
Diluted income (loss) per common share           $  0.09  $ (0.77) $ (1.26)
                                                 =======  =======  =======

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

Comprehensive Income (Loss) - In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period, from non-owner sources. For the years ended, March 31, 1999, 1998, and 1997, there were no significant differences between net income (loss) and comprehensive income (loss).

Segment Disclosures - In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company adopted SFAS No. 131 effective with the fiscal year ended March 31, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

The Company views its operations and manages its business as principally one segment, healthcare information solutions, that includes software, hardware and related services. Substantially all of the Company's

                            QUALITY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

operations are in the United States. No one customer accounted for 10% or more of the Company's revenues in fiscal 1999, 1998, or 1997. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

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

Reclassifications - Certain amounts in the accompanying financial statements have been reclassified to conform with the March 31, 1999 presentation.

NOTE 3 - CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At March 31, 1999 and 1998, the Company had cash equivalents of $12.9 million and $14.7 million, respectively, invested in a major national brokerage firm's institutional fund that specializes in U.S. government securities and commercial paper with high credit ratings.

At March 31, 1999 and 1998, all short-term investments consist of trading securities. The March 31, 1998 amount includes an investment of $762,000 in a fund which traded in special situation securities. This investment was liquidated during fiscal 1999. The Company bears no off-balance sheet risk on its investments.

Investment income for each of the three years ended March 31, 1999 consists of the following:

                                                Years Ended March 31,
                                        ----------------------------------
                                           1999        1998        1997
                                        ----------  ----------  ----------
                                                  (in thousands)
Interest Income                         $      674  $      884  $    1,240
  Net Gains (Losses) on
  Short-Term Investments --
    Realized                                  (220)        146         102
    Unrealized                                 (38)        (58)        (26)
Other                                           (3)         (1)        (31)
                                        ----------  ----------  ----------
                                        $      413  $      971  $    1,285
                                        ==========  ==========  ==========

                            QUALITY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 4 - CAPITALIZED SOFTWARE COSTS


Capitalized software costs at March 31, 1999 and 1998 were net of accumulated amortization of $2.0 million and $1.1 million, respectively.



Information related to net capitalized software costs is as follows:

                                                Years Ended March 31,
                                        ----------------------------------
                                           1999        1998        1997
                                        ----------  ----------  ----------
                                                  (in thousands)
Beginning of year                       $    2,183  $    1,041  $      599
Capitalized                                  1,204       1,861         850
Amortization                                (1,243)       (719)       (408)
                                        ----------  ----------  ----------
End of year                             $    2,144  $    2,183  $    1,041
                                        ==========  ==========  ==========

                            QUALITY SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                          March 31,
                                                    ----------------------
                                                       1999        1998
                                                    ----------  ----------
                                                        (in thousands)
INVENTORIES:

Computer systems and components                     $      529  $    1,019
Replacement parts for certain client
  systems, net of accumulated amortization
  of $652 and $1,018, respectively                         194         260
Miscellaneous parts and supplies                            49          49
                                                    ----------  ----------
                                                    $      772  $    1,328
                                                    ==========  ==========


EQUIPMENT AND IMPROVEMENTS:

Computers and electronic test equipment             $    2,870  $    2,540
Furniture and fixtures                                     899         830
Vehicles                                                    72          72
Leasehold improvements                                     198         193
                                                    ----------  ----------
                                                         4,039       3,635
Accumulated depreciation and amortization               (2,256)     (1,845)
                                                    ----------  ----------
                                                    $    1,783  $    1,790
                                                    ==========  ==========


OTHER ASSETS:

Intangible assets, net of accumulated
  amortization of $841 and $490, respectively       $      929  $    1,280
Other                                                      936         837
                                                    ----------  ----------
                                                    $    1,865  $    2,117
                                                    ==========  ==========


OTHER CURRENT LIABILITIES:

Accrued payroll and related expenses                $    1,369  $    1,184
Deferred compensation                                      821         685
Income taxes payable                                       897         553
Other accrued expenses                                   1,170       1,806
                                                    ----------  ----------
                                                    $    4,257  $    4,228
                                                    ==========  ==========

                           QUALITY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 6 - INCOME TAXES

The income tax provision (benefit) consists of the following components:

                                                Years Ended March 31,
                                         ---------------------------------
                                           1999        1998        1997
                                        ----------  ----------  ----------
                                                   (in thousands)
Federal-
  Current taxes                         $    1,095  $      672  $      523
  Deferred taxes                              (473)     (2,832)         81
                                        ----------  ----------  ----------
                                               622      (2,160)        604
State-                                  ----------  ----------  ----------
  Current taxes                                210         201         159
  Deferred taxes                              (119)       (504)         21
                                        ----------  ----------  ----------
                                                91        (303)        180
                                        ----------  ----------  ----------
                                        $      713  $   (2,463) $      784
                                        ==========  ==========  ==========

The income tax provision (benefit) differs from an amount computed at the Federal statutory rate as follows:

                                                Years Ended March 31,
                                        ----------------------------------
                                           1999        1998        1997
                                        ----------  ----------  ----------
                                                  (in thousands)
Federal income tax provision
  (benefit) at statutory rate (34%)     $      441  $   (2,407) $   (2,275)
Increases (decreases) resulting from:
  Non-deductible purchased
    in-process  research and development      -           -          2,822
  Non-deductible amortization
    of purchased intangible assets             161         144         120
  State income taxes                            96        (201)        127
  Other                                         15           1         (10)
                                        ----------  ----------  ----------
                                        $      713  $   (2,463) $      784
                                        ==========  ==========  ==========

                           QUALITY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net deferred tax benefits in the accompanying consolidated balance sheets include the following components:

                                                           March 31,
                                                    ----------------------
                                                       1999        1998
                                                    ----------  ----------
                                                        (in thousands)
Deferred tax assets -
  Short-term investments                            $       10  $     -
  Accounts receivable                                      298         254
  Inventories                                               56          54
  Accumulated depreciation                                -             21
  Purchased in-process research and development          3,388       3,646
  Intangible assets                                         83          39
  Accrued compensation                                     280         255
  Accrued liability for deferred compensation              277         241
  Deferred revenue                                         297          19
  State income taxes                                        54          42
  Net operating loss carryforward                           84        -
                                                    ----------  ----------
                                                         4,827       4,571
Deferred tax liabilities -                          ----------  ----------
  Short-term investments                                  -             (5)
  Inventories                                              (21)        (16)
  Equipment and improvements                               (12)       -
  Accumulated depreciation                                 (76)        (64)
  Capitalized software                                    (490)       (537)
  Deferred revenue                                        (209)       (522)
                                                    ----------  ----------
                                                          (808)     (1,144)
                                                    ----------  ----------
                                                    $    4,019  $    3,427
                                                    ==========  ==========

The deferred tax assets and liabilities have been shown net in the accompanying balance sheets based on the long-term or short-term nature of the items which give rise to the deferred amount.

NOTE 7 - EMPLOYEE BENEFIT PLANS

QSI, Clinitec and MicroMed each have a profit sharing and retirement plan (collectively, the "Retirement Plans") for the benefit of substantially all of their employees. Participating employees may defer up to 15% of their compensation per year. The Company's annual contribution is determined by the Company's Board of Directors and the Retirement Plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $53,000, $43,000 and $33,000 were made to the Retirement Plans for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

During the fiscal year ended March 31, 1994, QSI initiated a deferred compensation plan (the "Deferral Plan") for the benefit of officers and key employees. Participating employees may defer all or a portion of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees. Each participating employee's deferred compensation and share of Company contributions has been invested in a life

                           QUALITY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

insurance policy which has death benefit and mutual fund features. Investment decisions are made by each participating employee from a family of mutual funds. The Company is the owner and beneficiary of the life insurance policies and has an obligation to pay the greater of the death benefit or the net cash surrender value upon each employee's death or termination. The net cash surrender value of the life insurance policies and the related Company obligation for deferred compensation was $821,000 and $685,000 at March 31, 1999 and 1998, respectively. The Company made contributions of $8,000, $8,000 and $10,000 to the Deferral Plan for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

NOTE 8 - EMPLOYEE STOCK OPTION PLANS

During fiscal 1990, the Company's shareholders approved a stock option plan (the "1989 Plan") under which 1,000,000 shares of Common Stock have been reserved for the issuance of options. The 1989 Plan provides that salaried officers, key employees and non-employee directors of the Company may, at the discretion of the Board of Directors, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the option grant date. Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1989 Plan terminates on June 30, 1999, unless sooner terminated by the Board. At March 31, 1999, 449,000 shares were available for future grant under the 1989 Plan.

In September 1998, the Company's shareholders approved a stock option plan (the "1998 Plan") under which 1,000,000 shares of Common Stock have been reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Company's Board of Directors at the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At March 31, 1999, no options have been granted under the 1998 Plan.

                           QUALITY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of option transactions under the 1989 Plan for the three years ended March 31, 1999 is as follows:

                                                                 Weighted
                                                                  Average
                                                     Number      Exercise
                                                    of Shares      Price
                                                   -----------  ----------
Outstanding, April 1, 1996 (21,625 exercisable
  at a weighted average price of $1.57)                130,100   $    4.28
Granted (weighted average fair value of $3,188,000)    279,500       18.80
Exercised                                              (34,125)       1.77
Cancelled                                             (107,975)      15.59
                                                   -----------
Outstanding, March 31, 1997 (43,000 exercisable
  at a weighted average price of $2.98)                267,500       15.20
Granted (weighted average fair value of $662,000)      164,831        7.37
Exercised                                              (30,250)       1.60
Cancelled                                             (182,549)      21.08
                                                   -----------
Outstanding, March 31, 1998 (50,500 exercisable
  at a weighted average price of $3.45)                219,532        6.31
Granted (weighted average fair value of $123,000)       60,000        7.26
  Exercised                                            (33,000)       1.50
  Cancelled                                            (66,250)       7.56
                                                   -----------
Outstanding, March 31, 1999 (53,821 exercisable
  at a weighted average price of $7.09)                180,282   $    7.04
                                                   ===========  ==========

The outstanding stock options vest ratably over a four-year period commencing from the respective option grant dates. Stock options outstanding at March 31, 1999 are summarized as follows:

Options Outstanding -                 Weighted
                                       Average
                       Number         Remaining       Weighted
    Range of       Outstanding at    Contractual      Average
Exercise Prices    March 31, 1999    Life (Yrs.)   Exercise Price
---------------    --------------    -----------   --------------
$ 3.69 - $ 5.50        20,750           4.4            $ 4.36
  6.38 -  10.06       158,532           3.2              7.29
     23.50              1,000           1.8             23.50
                   --------------
$ 3.69 - $23.50       180,282           3.4            $ 7.04
===============    ==============    ===========   ==============

Options Exercisable -                Number           Weighted
                  Range of       Exercisable at       Average
              Exercise Prices    March 31, 1999    Exercise Price
              ---------------    --------------    --------------
              $ 3.69 - $ 5.50           938            $ 3.75
                6.38 -  10.06        52,133              6.91
                   23.50                750             23.50
                                 --------------
              $ 3.69 - $23.50        53,821            $ 7.09
              ===============    ==============    ==============

                           QUALITY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires the disclosure of pro forma net income (loss) and pro forma net income (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life -- twelve months following full vesting; stock volatility -- ranging from 44% to 81% in fiscal 1999, ranging from 47% to 59% in fiscal 1998, and ranging from 68% to 101% in fiscal 1997; risk free interest rates -- 5.5% in fiscal 1999, 5.9% in fiscal 1998, and 6.5% in fiscal 1997; and, no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $410,000, or $0.06 per share, in fiscal 1999; the pro forma net loss would have been $(4,801,000), or $(0.80) per share, in fiscal 1998; and the pro forma net loss would have been $(7,991,000), or $(1.35) per share, in fiscal 1997. These amounts are based on calculated values for option awards in fiscal 1999, 1998 and 1997 of $123,000, $662,000 and $3,188,000, respectively. The impact of stock and options granted prior to fiscal 1996 has been excluded from the pro forma calculations; accordingly, the fiscal 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation may apply to all applicable stock options.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation - On April 22, 1997, a purported class action was filed in California Superior Court on behalf of all persons who purchased the Company's Common Stock between June 26, 1995 and July 3, 1996. The complaint alleges that the Company and certain of its officers and directors, as well as other defendants not affiliated with the Company, violated sections of the California Corporations Code by issuing positive statements about the Company that allegedly were knowingly false, in part, in order to assist the Company and certain of its officers and directors in selling Common Stock at an inflated price in the Company's March 5, 1996 public offering and at other points during the period specified. On May 14, 1997, a second purported class action was filed in the same court essentially repeating the allegations of the April 22, 1997 suit. On July 1, 1997, a third purported class action was filed in the United States District Court repeating essentially the same factual allegations as the April 22, 1997 suit and purports to state claims under the Federal securities laws. On March 23, 1999, a purported class action and derivative complaint was filed in California Superior Court on behalf of the Company's non-director shareholders alleging that certain of the Company's directors

                          QUALITY SYSTEMS, INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

breached their fiduciary duties principally by failing to assure the maximization of shareholder value. The Company and its named officers and directors deny all allegations of wrongdoing made against them in these suits, consider the allegations groundless and without merit, and intend to vigorously defend against these actions.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. The Company believes such matters are without merit, or involve such amounts that unfavorable disposition would not have a material adverse effect on the Company's financial statements.

Rental Commitments - The Company leases its facilities and offices under non-cancelable operating lease agreements expiring at various dates through August 2000. The Company has rental commitments under these agreements in fiscal 2000 and 2001 of $592,000 and $12,000, respectively. Total rental expense for all operating leases was $807,000, $672,000 and $451,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

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

The acquisition was recorded as a purchase transaction. In connection with this treatment, the $11.8 million paid in May 1996 together with the Company's then existing $1.0 million investment in Clinitec and $484,000 of assumed Clinitec liabilities was allocated to $1.9 million of acquired identified assets, $8.3 million of acquired in-process research and development, and $3.1 million of purchase price in excess of assets acquired. At the May 1996 acquisition date, the technological feasibility of the acquired in-process research and development had not been established and, accordingly, the allocated value was charged to operations during the year ended March 31, 1997. If the Clinitec acquisition had been consummated as of the beginning of the year ended March 31, 1997, the impact on pro forma revenues, net loss and net loss per share would not have been material for the year ended March 31, 1997.

MicroMed - On May 15, 1997, the Company acquired substantially all of the assets of MicroMed, a developer and marketer of proprietary information systems utilizing a graphical user interface client/server platform for medical group practices. The purchase price consisted of an initial cash payment of $4.8 million paid at the closing of the transaction and an additional payment of $5.7 million due no later than June 29, 1998. The additional payment, paid on June 29, 1998, consisted of $3.8 million in

                          QUALITY SYSTEMS, INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

cash and 245,454 shares of QSI Common Stock valued at $1.8 million, or $7.48 per share. The shares of Common Stock may not be sold or otherwise transferred in any manner until June 1999.

The acquisition was recorded as a purchase transaction. In connection with this treatment, the $10.6 million paid, by the Company, including related acquisition costs, together with a $550,000 loan payable by MicroMed to the Company as of the acquisition date and $677,000 of assumed MicroMed liabilities was allocated to $1.3 million of acquired identified assets, $10.2 million of acquired in-process research and development, and $264,000 of purchase price in excess of assets acquired. The technological feasibility of the acquired in-process research and development had not been established at the dates the purchase price was allocated and, accordingly, the allocated value was charged to operations during the year ended March 31, 1998. If the MicroMed acquisition had been consummated as of the beginning of the year ended March 31, 1997, the impact on pro forma revenues, net loss and net loss per share would not have been material for each of the years ended March 31, 1997 and 1998.

NOTE 11 - SHAREHOLDER RIGHTS PLAN

Each share of the Company's Common Stock includes a Right to purchase from the Company one share of Common Stock for $40, subject to adjustment. These Rights expire on November 25, 2006 and may not be exercised and will not detach or trade separately from the Common Stock except as described below.

The Rights will detach from the Common Stock and may be exercised only if a person or group without prior consent of the Company's board becomes the beneficial owner of 15% or more of the Common Stock ("Stock Acquisition"). Existing shareholder positions as of November 22, 1996 of 15% or more of the outstanding Common Stock do not trigger the Rights unless the respective shareholders acquire additional shares without prior board consent. If a Stock Acquisition occurs, the Rights flip-in and each Right entitles its holder (other than shareholders who have caused the Stock Acquisition) to purchase, at the Right's then current exercise price, Common Stock (or, if the number of shares of authorized common stock is insufficient to permit the full exercise of the Rights, cash, property or other securities of the Company) having a formula value equal to twice the Right's exercise price. In addition, if at any time following a Stock Acquisition, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or (ii) 50% or more of the Company's assets or earnings power is sold or transferred, the Rights flip-over and each unexercised Right will entitle the holder to purchase, at the Right's then current exercise price, common shares of the successor having a formula value equal to twice the Right's exercise price. The Rights may be redeemed by the Company at any time prior to ten days following the date the Company's board becomes aware of a Stock Acquisition (which period may be extended by the Company's Board of Directors at any time while the Rights are still redeemable). Upon the occurrence of a flip-in or flip-over event, if the Rights are not redeemed, the Rights would result in substantial dilution to any person who has caused the Stock Acquisition or who attempts to merge or consolidate with the Company. As a result, the Rights may deter potential attempts to acquire control of the Company without the approval of the Company's Board of Directors.

                            QUALITY SYSTEMS, INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 12 - STOCK REPURCHASE PLAN

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999 and on February 9, 1999 further extended this authorization through February 28, 2000. The timing and amount of any repurchase is at the discretion of the Company's management. Repurchased shares are immediately cancelled. As of March 31, 1999, the Company has repurchased 92,500 shares at a cash cost of $518,000. The Company's management could, in the exercise of its judgment, decide not to effect any additional repurchases, or to repurchase fewer shares than authorized.

                           QUALITY SYSTEMS, INC.


              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                      ALLOWANCE FOR DOUBTFUL ACCOUNTS
                              (in thousands)


                                 Column C - Additions
                                 ---------------------
                                                                   Column E
                      Column B      (1)        (2)                 Balance
                     Balance at  Charged to Charged to              at end
      Column A      beginning of costs and    other      Column D     of
    Description        period     expenses   accounts   Deductions  Period
------------------  ------------ ---------- ----------  ---------- --------
Fiscal Year Ended:
  March 31, 1999     $  521       $  954      $  -       $ 721     $  754
  March 31, 1998        297          339         -         115        521
  March 31, 1997     $  126       $  171      $ 85(I)    $  85     $  297
                     ============ ========== ========== ========== ========

 (I)Acquired in connection with the purchase of Clinitec International, Inc. on May 17, 1996.

                               Exhibit 3.2.3

                                                              Exhibit 3.2.3



                    CERTIFICATE OF AMENDMENT OF BYLAWS.

The undersigned hereby certifies that she is the duly elected and acting Secretary of Quality Systems, Inc., a California corporation ("QSI"), and that the following amendment was duly adopted by the Board of Directors of QSI at a duly called and noticed meeting thereof, held on the ninth of September, 1998:

  WHEREAS, Article III, Section 2 of the Bylaws of the Corporation currently provides that the authorized number of directors of the Corporation shall be not less than five (5) and not more than nine
    (9), with the exact number of directors having been fixed within those limits at six (6); and

  WHEREAS, the exact number of directors, within the limits specified, may be altered from time to time by an amendment of the last sentence of
    Article III, Section 2 of the Bylaws duly adopted by the Board of Directors or the shareholders; and

  WHEREAS, it is deemed to be advisable and in the best interests of this Corporation and its shareholders that this Board of Directors adopt an amendment to the last sentence of Article III, Section 2 of the Bylaws so as to increase the actual number of directors to seven (7) from six (6);

  NOW, THEREFORE, BE IT RESOLVED, that the last sentence of Article III,
    Section 2 of the Bylaws of the Corporation be, and hereby is, amended to read in its entirety as follows:


               "The exact number of directors shall be seven
               (7) until changed as provided in this Section 2."

and that the foregoing amendment has not been rescinded, modified or revoked and is in full force and effect.


    Executed in Tustin, California this ninth day of September, 1998.



                                                    /s/ JANET M. RAZIN
                                                --------------------------
                                                 Janet M Razin, Secretary

                                 Exhibit 21

                                                                 Exhibit 21



                            QUALITY SYSTEMS, INC.


                             List of Subsidiaries


    1. Clinitec International, Inc., a California Corporation, is a wholly-owned subsidiary of Quality Systems, Inc.



    2. MicroMed Healthcare Information Systems, Inc., a California Corporation, is a wholly-owned subsidiary of Quality Systems, Inc.

                               Exhibit 23.1

                                                               Exhibit 23.1


                       INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statements Number 2-82773, 33-31949, 333-63131 and 333-67115 on Form S-8 of our report dated May 28, 1999, appearing in this Annual Report on Form 10-K for Quality Systems, Inc. for the year ended March 31, 1999.









/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Costa Mesa, California
June 7, 1999

                               Exhibit 27.1