Form 10-K/A
period 1999-03-31
QUALITY SYSTEMS INC
filed 1999-07-29
CIK 708818

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-K/A
                               Amendment No. 1
[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended March 31, 1999

                                   OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from               to

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

                                             Name of each exchange on
             Title of each class                which registered
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

DOCUMENTS INCORPORATED BY REFERENCE: None

Quality Systems, Inc. ("Company") hereby amends Part III. and Part IV.,
Item 14.(a)(3), of the Company's Form 10-K for the Fiscal Year Ended March 31, 1999 as follows:

                                PART III.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ---------------------------------------------------

The information concerning the Company's executive officers is included under the caption "Executive Officers of the Registrant." following Part I., Item 4. of this report, and is incorporated by reference into this Item
10. The information concerning the Company's Directors is as follows:

        Name               Age                Principal Occupation
-------------------       -----      --------------------------------------
 Sheldon Razin              61        Chairman of the Board of Directors
                                        and President and Chief Executive
                                        Officer of the Company

 John Bowers, M.D.          61        Founder of Heart Institute of Nevada

 William Bowers             70        Co-founder of MSI Data Corporation

 Patrick Cline              38        Executive Vice President of the
                                        Company and President and Chief
                                        Operating Officer of Clinitec
                                        International, Inc., a wholly-owned
                                        subsidiary of the Company.

 Janet Razin                59        Vice President and Corporate
                                        Secretary of the Company

 Gordon Setran              77        Retired, Vice President of California
                                        Federal Savings and Loan
                                        Association

Biographical information on Messrs. Razin and Cline and Mrs. Razin is included under the caption "Executive Officers of the Registrant." following Part I., Item 4. of this report, and is incorporated by reference into this Item 10. Biographical information on the Company's non-employee Directors is as follows:

John Bowers, M.D., has served as a Director since June 1987, and is the founder of the Heart Institute of Nevada ("Heart Institute"), a major freestanding cardiac catheterization and diagnostic center, and served as the Heart Institute's Chief Executive Officer from 1975 until July 1997. In 1970, Dr. Bowers moved to Las Vegas, Nevada to associate with Dr. P.R. Akre, who organized the first catheterization laboratory in Nevada. He subsequently became Director of Cardiology at Sunrise Hospital and Valley Hospital. On June 1, 1975, he founded Cardiology Associates of Nevada, John
A. Bowers, M.D., FACC, a professional corporation, and the forerunner of the Heart Institute. Prior to 1970, Dr. Bowers practiced cardiology in Santa Paula, California, after serving in the U.S. Air Force. Dr. Bowers graduated from Indiana University School of Medicine.

William Bowers has served as a Director since June 1989. He was co-founder and Chairman of MSI Data Corporation, a leading manufacturer of "on-the-move" hand-held data collection systems, headquartered in Costa Mesa,

California. Founded in 1967, MSI was a public company until it was acquired by Symbol Technologies, Inc. in 1988. Mr. Bowers has two Bachelors degrees, one in Advertising from the University of Southern California and another in Electrical Engineering from the University of California, Los Angeles.

Gordon Setran has served as a Director since November 1982, and was a Vice President of California Federal Savings & Loan Association from 1975 until his retirement in December 1985. Mr. Setran was a co-founder, President and Director of First Federal Savings & Loan Association of Corona which was acquired by California Federal Savings & Loan Association in 1975.


         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the directors and officers of the Company and any person who owns more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC") and the Nasdaq National Market. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all forms they file in accordance with Section 16(a).

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended March 31, 1999, its officers, directors and greater than 10% shareholders complied with all filing requirements applicable to such persons with the exception of the following report. Mr. David Razin, the Company's Vice President Business Development, inadvertently filed his Form 4 thirty-one days late in connection with his exercise of certain stock options.

Item 11. EXECUTIVE COMPENSATION.
         -----------------------


The following table sets forth certain compensation information for the three fiscal years ended March 31, 1999, 1998 and 1997, respectively, by the Chief Executive Officer and the four other highest paid executive officers of the Company serving as such at the end of the 1999 fiscal year whose aggregate total annual salary and bonus for such year exceeded $100,000 (the "Named Executive Officers").

                        Summary Compensation Table

                                              Long-Term
                                             Compensation
                                             -------------
                        Annual Compensation     Awards
                       --------------------- -------------
                                               Securities
                                               Underlying        All
Name and                                        Options/        Other
Principal                                         SARs       Compensation
Position          Year Salary($)  Bonus($)        (#)           ($)(1)
----------------- ---- ---------  --------   -----------     ------------
Sheldon Razin     1999  241,667        --           --          3,240
Chief Executive   1998  225,000        --           --          3,073
Officer and       1997  225,000        --           --          3,073
President

Patrick Cline(2)  1999  185,898        --           --          1,832
Executive         1998  197,703        --           --          1,977
Vice President    1997  145,576        --           --          1,456

Greg Flynn        1999  160,000    22,500           --          1,751
Executive Vice    1998  146,693        --        5,100(3)       1,651
President         1997  130,000    38,333       30,000(3)       1,834
Corporate Sales
& Marketing

Robert McGraw     1999  125,000    18,750           --            151
Vice President    1998  125,000    18,750        7,650(3)         151
Chief Financial   1997  125,000    18,750       40,000(3)         151
Officer

Donn Neufeld      1999  142,000        --           --          1,551
Vice President    1998  132,502        --        5,100(3)       1,551
Software &        1997  119,583        --       30,000(3)       1,347
Operations


(1) This column reflects amounts attributable to Company contributions to the Company's Deferred Compensation Plan (in the case of Mr. Cline, Clinitec's Retirement Plan with 401(k) features)and income attributable to the provision of additional life insurance for the named individuals. For fiscal year ended March 31, 1999 such amounts were, respectively, as follows: Mr. Razin, $2,417 and $823; Mr. Cline, $1,832 and none; Mr. Flynn, $1,600 and $151; Mr. McGraw, none and $151; and Mr. Neufeld, $1,400 and $151.

(2) Mr. Cline's employment with the Company commenced in May 1996.

(3) Certain options granted to the following individuals on June 12, 1996 with an exercise price of $27.50 per share were exchanged for new options granted on August 11, 1997 with an exercise price of $7.01 per share: Mr. Flynn exchanged options representing 20,000 shares for new options representing 5,100 shares; Mr. McGraw exchanged options representing 30,000 shares for new options representing 7,650 shares; and, Mr. Neufeld exchanged options representing 20,000 shares for new options representing 5,100 shares.


                        Option / SAR Information

The Company did not grant stock options or stock appreciation rights to any of the Named Executive Officers during fiscal 1999.

The following table provides information on option exercises in fiscal 1999 by the Named Executive Officers and unexercised options held by them at the close of such fiscal year. No Named Executive Officer exercised any stock appreciation rights during fiscal 1999 or held any stock appreciation rights at the end of such fiscal year nor did any of the Named Executive Officers hold any unexercised, in-the-money stock options or stock appreciation rights at the end of such fiscal year.


                                                  Number of Securities
                                                 Underlying Unexercised
                                               Options at March 31, 1999(#)
               Shares Acquired      Value      ---------------------------
Name           on Exercise(#)    Realized($)   Exercisable   Unexercisable
-------------  ---------------   -----------   -----------   -------------
Sheldon Razin          --               --            --            --

Patrick Cline          --               --            --            --

Greg Flynn             --               --         6,275         8,825

Robert McGraw          --               --         6,912        10,738

Donn Neufeld       23,000           58,938         6,275         8,825


        Employment Contracts and Change in Control Arrangements

In connection with the May 1996 purchase of Clinitec, the Company entered into an employment agreement with Mr. Cline, a co-founder, President and the then Chairman of the Board of Clinitec. Under this employment agreement, Mr. Cline became Executive Vice President of the Company and the President and Chief Operating Officer of the Company's wholly-owned subsidiary which was newly formed to conduct the Clinitec business. The employment agreement commenced on May 17, 1996 and has a three-year term. Mr. Cline receives a base annual salary of $153,000 over the agreement term with additional annual salary based upon Clinitec's annual revenues and an annual bonus based upon Clinitec's operating income in excess of certain minimum specified levels. The maximum total salary and bonus that Mr. Cline may earn for the period from April 1, 1999 through May 16, 1999 is $38,000.

Other than the above described arrangements with Mr. Cline, the Company does not have any employment or severance contracts in effect with the Chief Executive Officer or any of the other Named Executive Officers.

The Board of Directors, as the administrator of the Company's 1989 Stock Option Plan and 1998 Stock Option Plan, has the discretion to accelerate any outstanding options held by the Named Executive Officers in the event of an acquisition of the Company by a merger or asset sale in which the outstanding options under each such plan are not to be assumed by the successor corporation or substituted with options to purchase shares of such corporation.


                       DIRECTOR COMPENSATION

Directors of the Company who are also employees of the Company are not compensated for their services as directors or committee members. Directors of the Company who are not also employees ("Non-employee Directors") receive a fee of $2,500 per year for serving on the Board of Directors. Non-employee Directors who serve on a committee of the Board of Directors receive an additional annual fee of $1,000 and a fee of $250 for each committee meeting attended, together with reasonable expenses of attendance at committee meetings.


         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company did not have a compensation committee during its fiscal year ended March 31, 1999 and the related functions carried out by such a committee were performed by the entire Board of Directors. Sheldon Razin, Janet Razin and Patrick Cline, who are officers and employees of the Company, are also members of the Board of Directors. No director or executive officer of the Company serves as an officer, director or member of a compensation committee of any other entity for which an executive officer or director thereof is also a member of the Company's Board of Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of July 15, 1999 by
(i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Executive Officers, and (iv) all Directors and executive officers of the Company as a group:

                               Number of Shares     Percent of
                               of Common Stock     Common Stock
                                Beneficially       Beneficially
Name of Beneficial Owner(1)         Owned            Owned(2)
------------------------       ----------------    ------------
Janet Razin and
  Sheldon Razin(3)                 1,520,220             24.46%
Ahmed Hussein(4)                   1,147,400             18.46%
Lawndale Capital
  Management, LLC(5)                 621,200             10.00%
Dimensional Fund
  Advisors Inc.(6)                   326,800              5.26%
Patrick Cline                        113,325              1.82%
John Bowers, M.D.                     51,230                *
Greg Flynn                            33,580(7)             *
Donn Neufeld                          30,550(7)             *
William Bowers                        11,200                *
Robert McGraw                          9,825(7)             *
Gordon Setran                          6,000                *

All Directors and executive
officers as a group (11 persons,
including those named above)       1,797,880(7)          28.77%
--------------------------------
*  Less than 1%.

(1) Unless otherwise indicated, the address of each of these persons is c/o Quality Systems, Inc., 17822 East 17th Street, Suite 210, Tustin, California 92780. Unless otherwise indicated, to the Company's knowledge, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Applicable percentage ownership is based on 6,214,916 shares of Common Stock issued and outstanding as of July 15, 1999. Any securities not outstanding but subject to options exercisable as of July 15, 1999 or exercisable within 60 days after such date are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock beneficially owned by the person holding such options, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by any other person.

(3) Janet Razin and Sheldon Razin, each of whom is an officer and Director of the Company, are married to each other and own their shares as community property.

(4) As reflected in the Schedule 13D/A dated July 8, 1999. The address for Mr. Hussein is 30 Rockefeller Center, Suite 1936, New York, New York 10112.

(5) As reflected in the Schedule 13D/A dated July 15, 1999. The Schedule 13D/A concerns beneficial ownership interests of Lawndale Capital Management, LLC ("LCM"), Diamond A Partners, L.P. ("DAP"), Diamond A Investors, L.P. ("DAI") and Andrew E. Shapiro ("Shapiro"). LCM is the investment adviser to and general partner of DAP and DAI, which are investment limited partnerships. Shapiro is the sole manager of LCM. The Schedule 13D/A states that LCM, DAP, DAI and Shapiro have beneficial ownership of 621,200 shares, 525,300 shares, 95,900 shares and 621,200 shares, respectively. The address for LCM, DAP, DAI and Shapiro is One Sansome Street, Suite 3900, San Francisco,
     California 94104.

(6) As reflected in the Schedule 13G dated February 11, 1999. The Schedule 13G states that Dimensional Fund Advisors Inc. ("Dimensional") furnishes investment advice to four investment companies and serves as investment manager to certain other investment vehicles (the four investment companies and the investment vehicles are collectively referred to as "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the securities of the Company that are owned by Portfolios. The Schedule 13G further states that all of the 326,800 shares of the Company's Common Stock reported thereon are owned by the Portfolios and Dimensional disclaims beneficial ownership of all such securities. The Schedule 13G also sets forth that none of the Portfolios to the knowledge of Dimensional owns individually more than 5% of the Company's outstanding Common Stock. The address for Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(7) Includes shares of Common Stock subject to stock options which were exercisable as of July 15, 1999 or exercisable within 60 days after July 15, 1999, and are, respectively, as follows: Mr. Flynn, 7,550 shares; Mr. Neufeld, 7,550 shares; Mr. McGraw, 8,825 shares; and all Directors and officers as a group, 33,475 shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------


On May 15, 1997, the Company acquired substantially all of the assets of MicroMed Healthcare Information Systems, Inc. ("MicroMed"), a developer and marketer of proprietary information systems utilizing a graphical user interface client/server platform for medical group practices, for $10.5 million. The purchase price consisted of an initial cash payment of $4.8 million paid upon the May 1997 closing of the transaction with an additional payment of $5.7 million paid on June 29, 1998. The additional payment consisted of $3.8 million in cash and 245,454 shares of the Company's Common Stock valued at $1.8 million, or $7.48 per share. The shares of Common Stock may not be sold or otherwise transferred in any manner until June 1999. In connection with the May 1997 asset purchase transaction, Mr. Stephen Puckett, a co-founder, President and Chairman of the Board of MicroMed, became Executive Vice President of the Company. On the closing date of the asset purchase transaction, Mr. Puckett had a 37.5% ownership interest in MicroMed. Mr. Puckett resigned as an officer and employee of the Company effective May 15, 1999.


David Razin, who is the Vice President Business Development of the Company, is the son of Sheldon Razin and Janet Razin. The Company paid David Razin $127,000 in salary during the fiscal year ended March 31, 1999. The Company did not grant stock options or stock appreciation rights to David Razin during fiscal 1999.

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

       3.2.3 Certificate of Amendment of Bylaws of the Registrant (originally filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1999,
                File No. 0-13801).

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

     10.4.3*  Profit Sharing and Retirement Plan, as amended,
                amendments No. 2 and 3, are hereby incorporated by reference to Exhibit 10.4.3 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996,File No. 0-13801.

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

     10.12.1  Text of Amendment to Shareholder Rights Agreement,
                dated November 26, 1996, by and between Quality
                Systems, Inc. and U.S. Stock Transfer Corp.              16

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

                             INDEX TO EXHIBITS
                                (continued)
                                                                 Sequential
                                                                    Page
     Exhibit                                                         No.
     -------                                                     ----------

          21 List of Subsidiaries (originally filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-13801).

        23.1  Independent Auditor's Consent - Deloitte & Touche
                LLP (originally filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-13801).

        27.1  Financial Data Schedule (orginally filed with the
                Registrant's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-13801).

           * This exhibit is a management contract or a compensatory plan or arrangement.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        QUALITY SYSTEMS, INC.




July 28, 1999                           By:  /s/  Robert G. McGraw
                                           -------------------------------
                                           Robert G. McGraw
                                           Chief Financial Officer

                            EXHIBIT 10.12.1

                                                            EXHIBIT 10.12.1

                AMENDMENT OF SHAREHOLDER RIGHTS AGREEMENT



          The Shareholder Rights Agreement, dated November 25, 1996, between Quality Systems, Inc. and U.S. Stock Transfer Corp. is hereby amended in the following particulars:

          1. Subsection (a) of Section 23 of the Agreement is amended by deleting from the first sentence of said subsection the words "the earlier of (i)" and further by deleting from said sentence the words "or
(ii) the time following the Stock Acquisition Date that a majority of the directors of the Company are persons who were not directors immediately prior to the Stock Acquisition Date".

          2. Subsection (a) of Section 24 of the Agreement is amended by deleting from the first sentence of said subsection the words "and prior to the time that a majority of the directors of the Company are persons who were not directors immediately prior to that Stock Acquisition Date".

          3. Section 27 of the Agreement is amended by deleting from the first sentence of said section the words "the earlier of (i)" and also by deleting the words "or (ii) the time following the Stock Acquisition Date that a majority of the directors of the Company are persons who were not directors immediately prior to the Stock Acquisition Date".