Form 10-Q
period 1999-06-30
QUALITY SYSTEMS INC
filed 1999-08-11
CIK 708818

               U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                           NOT APPLICABLE
              (Former name, former address and former
              fiscal year, if changed, since last year)

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

   6,214,916 shares of Common Stock, $.01 par value, as of July 31, 1999

               PART I. CONSOLIDATED FINANCIAL INFORMATION.
               ------- -----------------------------------
Item 1. Financial Statements.
------- ---------------------

                          QUALITY SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS
                                                   June 30,      March 31,
                                                     1999          1999
                                                  ----------    ----------
                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                       $   16,664    $   14,196
  Short-term investments                                 242           245
  Accounts receivable, net                            10,857        12,488
  Inventories                                            760           772
  Other current assets                                 1,157         1,019
                                                  ----------    ----------
      Total current assets                            29,680        28,720

Equipment and Improvements, net                        1,744         1,783
Capitalized Software Costs, net                        2,138         2,144
Deferred Tax Asset                                     3,213         3,254
Excess of Cost Over Net Assets
  of Acquired Business, net                            2,368         2,452
Other Assets                                           1,895         1,865
                                                  ----------    ----------
      Total assets                                $   41,038    $   40,218
                                                  ==========    ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $    1,215    $    1,813
  Deferred service revenue                             5,231         4,484
  Other current liabilities                            4,182         4,257
                                                  ----------    ----------
      Total liabilities                               10,628        10,554
                                                  ----------    ----------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000 shares
    authorized, 6,215 and 6,214 shares issued
    and outstanding, respectively                         62            62
  Additional paid-in capital                          35,572        35,568
  Accumulated deficit                                 (5,224)       (5,966)
                                                  ----------    ----------
      Total shareholders' equity                      30,410        29,664
                                                  ----------    ----------
        Total liabilities and
          shareholders' equity                    $   41,038    $   40,218
                                                  ==========    ==========

See notes to consolidated financial statements.

                           QUALITY SYSTEMS, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                (Unaudited)
                 (in thousands, except per share amounts)

                                                       Three Months
                                                       Ended June 30,
                                                  ------------------------
                                                    1999            1998
                                                  --------        --------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies                         $  5,116        $  3,930
  Maintenance and other services                     3,986           3,295
                                                  --------        --------
                                                     9,102           7,225

Cost of Products and Services                        4,058           4,040
                                                  --------        --------
Gross Profit                                         5,044           3,185

Selling, General and
  Administrative Expenses                            3,040           3,328
Research and Development Costs                         892             905
                                                  --------        --------
Income (Loss) from Operations                        1,112          (1,048)

Investment Income                                      166             176
                                                  --------        --------
Income (Loss) before Provision
  for (Benefit from) Income Taxes                    1,278            (872)
Provision for
  (Benefit from) Income Taxes                          536            (269)
                                                  --------        --------
Net Income (Loss)
  and Comprehensive Income (Loss)                 $    742        $   (603)
                                                  ========        ========

Net Income (Loss) per Share,
  basic & diluted                                 $   0.12        $  (0.10)
                                                  ========        ========

See notes to consolidated financial statements.

                          QUALITY SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (in thousands)

                                                       Three Months
                                                       Ended June 30,
                                                  ------------------------
                                                    1999            1998
                                                  --------        --------
Cash Flows from Operating Activities:
  Net income (loss)                               $    742        $   (603)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization                    644             600
      Loss on short-term investments                     3              31
      Deferred income taxes                            (77)           (217)
      Changes in:
        Accounts receivable                          1,631             315
        Inventories                                     12             421
        Other current assets                           (20)            (78)
        Other assets                                  (114)            (34)
        Accounts payable                              (598)            188
        Deferred service revenue                       747             361
        Income taxes payable and taxes
          related to equity accounts                  (309)           (683)
        Other current liabilities                      234             (59)
                                                  --------        --------
Net Cash Provided by
  Operating Activities                               2,895             242
                                                  --------        --------
Cash Flows from Investing Activities:
  Net additions to
    equipment and improvements                        (103)           (167)
  Additions to capitalized software costs             (323)           (333)
  Purchase of net assets of MicroMed
    Healthcare Information Systems, Inc.              -             (3,840)
  Change in other assets                                (5)              8
                                                  --------        --------
Net Cash Used in Investing Activities                 (431)         (4,332)
                                                  --------        --------
Cash Flows from Financing Activities:
  Proceeds from
    exercise of stock options                            4              15
                                                  --------        --------
Net Cash Provided by
  Financing Activities                                   4              15
                                                  --------        --------
Net Increase (Decrease)
  in Cash and Cash Equivalents                       2,468          (4,075)

Cash and Cash Equivalents,
  beginning of period                               14,196          16,107
                                                  --------        --------
Cash and Cash Equivalents, end of period          $ 16,664        $ 12,032
                                                  ========        ========

See notes to consolidated financial statements.

                          QUALITY SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)
                             (in thousands)




Supplemental Information - During the three months ended June 30, 1999 and 1998, the Company made income tax payments, net of refunds received, of $928 and $624, respectively.


Detail of businesses acquired                           Three Months
  in purchase transactions:                             Ended June 30,
                                                  ------------------------
                                                    1999            1998
                                                  --------        --------
Purchased In-Process
  Research and Development                        $   -           $   -
Fair Value of Assets Acquired                         -               -
Liabilities Assumed                                   -               -
Common Stock Issued in the Acquisition                -             (1,836)
Retirement of Acquisition Obligation                  -              5,676
                                                  --------        --------
Cash Paid for the Acquisition,
  net of cash acquired                            $   -           $  3,840
                                                  ========        ========

     See notes to consolidated financial statements.

                          QUALITY SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 1999. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - ACQUISITION OF MICROMED HEALTHCARE INFORMATION SYSTEMS, INC.
------   ------------------------------------------------------------

On May 15, 1997, the Company acquired substantially all of the assets of MicroMed Healthcare Information Systems, Inc. ("MicroMed"), a developer and marketer of proprietary information systems utilizing a graphical user interface client-server platform for medical group practices. The purchase price consisted of an initial cash payment of $4.8 million paid at the closing of the transaction and an additional payment, based upon certain operating results of MicroMed for the twelve-month period ended March 31, 1998, of $5.7 million due no later than June 29, 1998. The additional payment, paid on June 29, 1998, consisted of $3.8 million in cash and 245,454 shares of the Company's Common Stock valued at $1.8 million, or $7.48 per share. The shares of Common Stock could not be sold or otherwise transferred in any manner until June 1999.

NOTE 3 - STOCK REPURCHASE
------   ----------------

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999 and on February 9, 1999 further extended this authorization through February 28, 2000. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three months ended June 30, 1999, the Company did not repurchase any shares. Since the inception of the repurchase authorization through July 31, 1999, 92,500 shares have been repurchased at a cost of $518,000.

NOTE 4 - INCOME TAXES
------   ------------

The provision for (benefit from) income taxes for the three months ended June 30, 1999 and 1998 differ from the expected combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. and the effect of varying state income tax rates.


NOTE 5 - NET INCOME (LOSS) PER SHARE
------   ---------------------------

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the period indicated.

                                                        Three Months
                                                    Ended June 30, 1999
                                                  ------------------------
                                                    (in thousands except
                                                      per share amounts)
  Net income                                                   $       742
                                                               -----------
  Basic net income per common share:
    Weighted average of common shares outstanding                    6,215
                                                               -----------
  Basic net income per common share                            $      0.12
                                                               ===========
  Diluted net income per share:

    Weighted average of common shares outstanding                    6,215
    Weighted average of common shares equivalents--
      Weighted average options outstanding                               3
                                                               -----------
    Weighted average number of common
      and common equivalent shares                                   6,218
                                                               -----------
  Diluted net income per common share                          $      0.12
                                                               ===========

The net loss per share, basic and diluted, for the three months ended June 30, 1998 was computed using the weighted average number of shares actually outstanding during the period of 6,002,000 and any common share equivalents were excluded because their impact would have been anti-dilutive.

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

Augmenting its medical practice management software system, QSI added Clinitec's electronic medical records software, NextGen** EMR, to its product line in 1995 and completed its acquisition of Clinitec in May 1996. NextGen EMR allows healthcare providers to create and maintain medical records using a series of user-definable clinical "templates." Data is generally captured using a light pen or a mouse, and entries are then turned into sentences and/or paragraphs to create documentation. NextGen EMR also supports the scanning and annotation of paper documents, photographs and X-rays, and contains many other advanced features. NextGen EMR is marketed both in conjunction with the Company's practice management software offerings as well as on a stand-alone basis where NextGen EMR may interface with other practice management systems. With the addition of NextGen EMR, the Company believes that it currently provides a comprehensive information management solution for the medical marketplace.

During fiscal 1998, the Company released a new product, the Clinical Product Suite ("CPS"), a comprehensive dental solution designed specifically for the large dental group practice environment. CPS integrates the dental Legacy Product with a computer-based clinical information system that incorporates a wide range of clinical tools, including electronic charting of dental procedures, treatment plans and existing conditions; periodontal charting, via light-pen, voice-activation, or keyboard entry, for full periodontal examinations and PSR scoring; digital imaging of x-ray and intra-oral camera images; computer-based patient education modules; full access to patient information, treatment plans, and insurance plans; and document and image scanning for digital storage and linkage to the electronic patient record. CPS incorporates a Windows-based client-server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize a Windows NT*** operating system. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations.

Further augmenting its medical practice management system product line, the Company purchased MicroMed in May 1997. MicroMed develops and markets proprietary medical practice management systems. MicroMed's practice management system, NextGen EPM, has been developed with a client-server architecture; a GUI design utilizing either Windows 95***, Windows 98*** or Windows NT operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant. NextGen EPM is designed to provide a flexible, enterprise-wide solution employing a master patient index.






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

On March 23, 1999, a purported class action and derivative complaint was filed in the Superior Court of the State of California for the County of Orange, on behalf of all non-director shareholders, and derivatively on behalf of the Company, alleging that certain directors of the Company breached their fiduciary duties by allegedly entrenching themselves in their positions of control, failing to ensure that third-party offers involving the Company were fully and fairly considered, and/or failing to conduct a reasonable inquiry to assure the maximization of shareholder value. The complaint seeks declaratory and injunctive relief, an accounting of monetary damages allegedly suffered by plaintiff and the purported class, and attorneys' fees. The named directors deny all allegations of wrongdoing made against them in this suit, consider the allegations groundless and without merit, and intend to vigorously defend against the action.

The pending Federal and state securities actions and the derivative action are in the early states of procedure. Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions. However, the uncertainty associated with substantial unresolved litigation may be expected to have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirors from bidding for the Company or reducing the consideration such acquirors would otherwise be willing to pay in connection with an acquisition.

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

                                                           Three Months
                                                              Ended
                                                             June 30,
                                                         ----------------
                                                          1999      1998
                                                         ------    ------
Net Revenues:
  Sales of computer systems, upgrades and supplies         56.2%     54.4%
  Maintenance and other services                           43.8      45.6
                                                         ------    ------
                                                          100.0     100.0

Cost of Products and Services                              44.6      55.9
                                                         ------    ------
Gross Profit                                               55.4      44.1

Selling, General and Administrative Expenses               33.4      46.1
Research and Development Costs                              9.8      12.5
                                                         ------    ------
Income (Loss) from Operations                              12.2     (14.5)

Investment Income                                           1.8       2.4
                                                         ------    ------
Income (Loss) before Provision
  for (Benefit from) Income Taxes                          14.0     (12.1)

Provision for (Benefit from) Income Taxes                   5.9      (3.7)
                                                         ------    ------
Net Income (Loss)                                           8.1%     (8.4)%
                                                         ======    ======

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

The Company's net income for the three months ended June 30, 1999 was $742,000, or $0.12 per share on a basic and diluted basis, as compared to a net loss of $603,000, or $0.10 per share on a basic and diluted basis, for the three months ended June 30, 1998.

Net Revenues. Net revenues for the three months ended June 30, 1999 increased 26.0% to $9.1 million from $7.2 million for the three months ended June 30, 1998. Sales of computer systems, upgrades and supplies increased 30.2% to $5.1 million from $3.9 million while net revenues from maintenance and other services grew 21.0% to $4.0 million from $3.3 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of increases in the sales of NextGen EPM and NextGen EMR systems offset in part by a decrease in sales of the Legacy Product. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance and other service revenue together with an increase in revenues generated from the Company's electronic data interchange services.

Cost of Products and Services. Cost of products and services for the three months ended June 30, 1999 and 1998 were relatively unchanged at $4.1 million while cost of products and services as a percentage of net revenues decreased to 44.6% from 55.9% during the comparable periods. The cost of products and services as a percentage of net revenues decreased while the dollar amount remained unchanged as a result of the impact of increased sales in the June 30, 1999 period together with a change in the relative mix of hardware content in such sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1999 decreased 8.7% to $3.0 million as compared to $3.3 million for the three months ended June 30, 1998. Selling, general and administrative expenses as a percentage of net revenues decreased to 33.4% from 46.1%. The decrease in the amount of such expenses resulted primarily from the cost savings effected with the merger beginning in October 1998 of the NextGen EPM and NextGen EMR sales forces and related marketing efforts. The decrease of such expenses as a percentage of net revenues resulted from the increase in net revenues between the comparable quarters together with the aforementioned cost savings.

Research and Development Costs. Research and development costs for the three months ended June 30, 1999 and 1998 were relatively unchanged at approximately $900,000. Research and development costs as a percentage of net revenues decreased to 9.8% as compared to 12.5% for the respective periods primarily as a result of the effect of the increased sales in the June 1999 quarter.

Investment Income. Investment income for the three months ended June 30, 1999 and 1998 remained relatively unchanged at approximately $170,000.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 1999 was $536,000 as compared to a benefit of $269,000 for the three months ended June 30, 1998. The provision for and benefit from income taxes for the three months ended June 30, 1999 and 1998 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents increased $2.5 million for the three months ended June 30, 1999 primarily as a result of cash provided by operating activities. Cash and cash equivalents decreased $4.1 million for the three months ended June 30, 1998 principally as a result of the payment of the final cash portion of the purchase price for the MicroMed business.

Net cash provided by operating activities for the three months ended
June 30, 1999 was $2.9 million consisting primarily of the Company's $742,000 in net income adjusted for the principal non-cash operating expenses of depreciation and amortization plus an increase in deferred service revenue and a decrease in accounts receivable offset in part by a decrease in accounts payable. Net cash provided by operating activities for the three months ended June 30, 1998 was $242,000 consisting primarily of the Company's $603,000 net loss adjusted for the principal non-cash operating expenses of depreciation and amortization plus increases in accounts payable and deferred service revenue and decreases in accounts receivable and inventory offset by decreases in deferred income taxes and income taxes payable.

Net cash used in investing activities for the three months ended June 30, 1999 was $431,000 consisting principally of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the three months ended June 30, 1998 was $4.3 million consisting principally of $3.8 million used for the final cash payment in connection with the MicroMed acquisition, plus additions to equipment and improvements and capitalized software.

Net cash provided by financing activities for the three months ended June 30, 1999 and 1998 was $4,000 and $15,000, respectively, generated by the exercise of stock options.

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999 and on February 9, 1999 further extended this authorization through February 28, 2000. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three months ended June 30, 1999, the Company did not repurchase any shares. Since the inception of the repurchase authorization through July 31, 1999, 92,500 shares have been repurchased at a cost of $518,000.

At June 30, 1999, the Company had cash and cash equivalents of $16.7 million and short-term investments of $242,000. Except for the Company's intention to expend funds for the development of complementary products to its existing product line and alternative versions of certain of its products for the client-server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 2000 will be comparable to fiscal 1999. The Company believes that its cash and cash equivalents and short-term investments on hand at June 30, 1999, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

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

Company Products. NextGen EPM, NextGen EMR and CPS are designed to be
Year 2000 compliant and contain no known Year 2000 Issues when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine are also Year 2000 compliant. However, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 Issues.

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

The Company estimates that as of July 31, 1999, it has completed approximately 95% of its development efforts in connection with Year 2000 Issues associated with the Legacy Product and certain associated ancillary products. In addition at July 31, 1999, approximately 83% of Legacy Product customers have contracted to install Version 9 of which approximately 85% have been installed as of that date. The Company expects to have substantially all of its Version 9 installations completed by November 30, 1999. Based on the Company's assessment to date, the Company believes continuing efforts will be required to assist customers in deploying and testing Version 9 in many of the customers' unique environments. The Company also expects an increase in service and support effort levels as the year 2000 approaches and into the early months of the year 2000.

Third Party Products Sold by the Company. The Company works closely with vendors of significant Third Party Products sold by the Company and has communicated with them to determine the extent to which their products and services are, or will be, Year 2000 compliant. In addition, Company Products have been tested, and the Company plans to continue testing Company Products, with certain Third Party Products. Based upon its current assessments, the Company believes that it has received adequate assurances that significant Third Party Product vendors expect to successfully address their significant identified Year 2000 Issues on a timely basis. Due to uncertainties associated with Third Party Product vendors, the Company is unable to predict whether a material adverse effect on the Company's business, results of operations and financial condition may result from Year 2000 Issues related to Third Party Products despite the Company's current assessment to the contrary.

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

As of July 31, 1999, the Company has replaced or completed modification of some of its Internal Use Systems and plans to have all such systems replaced or modifications completed by December 31, 1999.

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

COSTS.

The total cost to address the Company's Year 2000 Issues are not expected to be material to the Company's financial condition. The Company does not separately track all of its internal personnel costs incurred in connection with identifying and resolving Year 2000 Issues. Excluding internal costs, the Company expects that total expenditures to address Year 2000 Issues will approximate $150,000, of which approximately $30,000 has been incurred as of July 31, 1999. To date, all of these expenditures have been funded from operations and it is anticipated that all remaining expenditures will also be funded from operations.

                           PART II. OTHER INFORMATION.
                           -------- ------------------

Item 2. Changes in Securities and Use of Proceeds.
------- ------------------------------------------

On August 5, 1999, the Company's Board of Directors redeemed (the "Redemption") all outstanding Common Stock Purchase Rights which were issued by the Company to its shareholders of record at the close of business on December 2, 1996 and subject to that certain Shareholder Rights Agreement dated November 25, 1996. The Redemption eliminates all such previously issued Rights to acquire shares of the Company's Common Stock upon the occurrence of certain events set forth in the Shareholder Rights Agreement.

Item 6. Exhibits and Reports on Form 8-K.
------- ---------------------------------

Exhibits:
---------

The Exhibits listed on the accompanying Index to Exhibits on page 25 are filed as part of this report.


Reports on Form 8-K:
--------------------

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QUALITY SYSTEMS, INC.

Date:  August 9, 1999            By       /s/ Sheldon Razin
                                   ----------------------------------
                                   Sheldon Razin
                                   President and Chairman
                                   of the Board of Directors;
                                   Principal Executive Officer

Date:  August 9, 1999            By       /s/ Robert G. McGraw
                                   ----------------------------------
                                   Robert G. McGraw
                                   Chief Financial Officer;
                                   Principal Accounting Officer

INDEX TO EXHIBITS

                                                            Sequential
                                                                  Page
   Exhibit                                                         No.
   -------                                                  ----------

      10.1*   Form of Incentive Stock Option Agreement
                under the 1998 Stock Option Plan.                   26

      10.2*   Form of Nonstatutory Stock Option Agreement
                under the 1998 Stock Option Plan.                   34

      27.0    Financial Data Schedule, is filed herewith.           42



          * This exhibit is a management contract or a compensatory plan or arrangement.

                              EXHIBIT 10.1

                                                               Exhibit 10.1

                    INCENTIVE STOCK OPTION AGREEMENT

     THIS INCENTIVE STOCK OPTION AGREEMENT, dated this day of ____________, between QUALITY SYSTEMS, INC., a California Corporation (hereinafter referred to as the "Company"), and _______________________________________,
an employee of the Company, its parent or one or more of its subsidiaries (hereinafter referred to as the "Optionee"), is made with reference to the following facts:

     The Company desires, by affording the Optionee an opportunity to purchase shares of Common Stock, $0.01 par value, in the Company (hereinafter called "Common Stock"), as hereinafter provided, to carry out the purpose of the Company's 1998 Stock Option Plan (the "Plan"). Terms not otherwise defined herein shall have the meaning given them under the Plan.

     NOW, THEREFORE, IN CONSIDERATION of the mutual covenants hereinafter set forth, and for other good and valuable consideration, the parties hereto have agreed, and do hereby agree, as follows:

1.   Grant of Option.

     The Company hereby irrevocably grants to the Optionee the right and option (hereinafter called the "Option") to purchase all or any part of an aggregate of _____________ shares (such number being subject to adjustment as provided in the Plan) on the terms and conditions herein set forth. The Option granted herein is intended to be an "incentive option" within the meaning of the Plan and Section 422A of the Internal Revenue Code of 1986, as amended (the "Code").

2.   Purchase Price.

     The purchase price of the Common Stock covered by the Option shall be $__________ per share, representing _______ percent (_____%) of the fair market value of the shares as determined pursuant to Section 2(k) of the Plan as of the date hereof. The purchase price of stock acquired pursuant to an Option shall be paid, to the extent permitted by applicable statutes and regulations, either (i) in cash at the time the Option is exercised,
(ii) at the discretion of the Board or the Committee, either at the time of the grant or exercise of the Option, by delivering to the Company other shares of Common Stock of the Company (provided that the shares have been held for the period required to avoid a charge to the Company's reported earnings), (iii) at the discretion of the Board or the Committee, either at the time of the grant or exercise of the Option, by delivering to the Company all or any part of an Option granted under this Plan for a cashless exercise (provided that such cashless exchange will not result in a charge to the Company's reported earnings), or (iv) by tendering any other form of legal consideration that may be acceptable to the Board.

3.   Term of Option.

     The term of the Option shall commence on the date hereof and all rights to purchase Shares hereunder shall cease at 11:59 P.M. on the day before the _______ anniversary of the date hereof, subject to earlier termination as provided herein. Except as may otherwise be provided in this Agreement, options granted hereunder shall become exercisable in cumulative installments as follows:

Date Installments First                            Percent of Option Shares
  Become Exercisable                                Subject to Installment

_______________________                            ________________________

_______________________                            ________________________

_______________________                            ________________________

_______________________                            ________________________

     Once an installment of the Option granted hereunder becomes exercisable for the first time, the shares subject thereto will be purchasable thereafter by the Optionee at any time in whole, or from time-to-time in part, prior to the expiration or earlier termination of the Option granted hereunder. Except as provided in Section 5 hereof, the Option may not be exercised at any time unless the Optionee shall have been continuously, from the date hereof to the date of the exercise of the Option, an employee of the Company, its parent, if any, or of one or more of its subsidiaries or a corporation or a parent or subsidiary of a corporation issuing or assuming an option to which Section 425(a) of the Code applies. The holder of the Option shall not have any of the rights of a shareholder with respect to the shares covered by the Option as to any shares of Common Stock not actually issued and delivered to such holder.

4.   Non-Transferability.

     The Option shall not be transferable otherwise than by will or the laws of descent and distribution, and the Option may be exercised, during the lifetime of the Optionee, only by the Optionee. More particularly (but without limiting the generality of the foregoing), the Option may not be assigned, transferred (except as provided in Section 5 hereof), pledged or hypothecated in any way, shall not be assignable by operation of law and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof, and the levy of any execution, attachment or similar process upon the Option, shall be null and void and without effect.

5.   Termination of Employment.

     (a) Termination of Employment Other than by Disability or Death. In the event that an Optionee's Continuous Status as an Employee is terminated either by the voluntary resignation by the Optionee or for cause by the Company, all Options granted to the Optionee shall terminate immediately. In the event an Optionee's Continuous Status as an Employee is terminated without cause by the Company, the Optionee may exercise his or her Option (to the extent that the Optionee was entitled to exercise it at the date of termination) but only within such period of time ending on the earlier of
(i) the date thirty (30) days after the termination of the Optionee's Continuous Status as an Employee, or (ii) the expiration of the term of the Option as set forth herein. If, after termination, the Optionee does not exercise his or her Option as set forth in this Section 5(a), the Option shall terminate.

     (b) Disability of Optionee. In the event an Optionee's Continuous Status as an Employee terminates as a result of the Optionee's disability, the Optionee may exercise his or her Option (to the extent that the Optionee was entitled to exercise it at the date of termination), but only within such period of time ending on the earlier of (i) the date three hundred sixty-five (365) days following such termination, or (ii) the expiration of the term of the Option as set forth herein. If, after termination, the Optionee does not exercise his or her Option as set forth in this Section 5(b), the Option shall terminate.

     (c) Death of Optionee. In the event of the death of an Optionee during, or within a period specified in the Option after the termination of, the Optionee's Continuous Status as an Employee, the Option may be exercised (to the extent the Optionee was entitled to exercise the Option at the date of death) by the Optionee's estate, by a person who acquired the right to exercise the Option by bequest or inheritance, or by a person designated to exercise the option upon the Optionee's death pursuant to the Plan, but only within the period ending on the earlier of (i) the date three hundred sixty-five (365) days following the date of death, or (ii) the expiration of the term of such Option as set forth herein. If, after death, the Option is not exercised as set forth in this Section 5(c), the Option shall terminate.

6.   Covenant Not to Compete.

     To protect the Company's goodwill and its relationships with its customers, so long as the Company continues to employ Optionee and for a period of two (2) years following the termination of such employment, however caused, Optionee shall not, directly or indirectly, either as principal, agent, manager, employee, partner, shareholder, director, officer, consultant or otherwise, become associated with or employed by any sole proprietorship, partnership, corporation, or other business entity that conducts a business that competes with the Company. "Competing" with the Company shall mean engaging in the sale of the same or similar products and/or services as sold by the Company. The Optionee further agrees that during the term of employment, and for a period of two (2) years thereafter, Optionee or any company which Optionee owns of record or owns beneficially more than five percent or any other person, firm or corporation controlled by or under common control with Optionee will not, whether for Optionee's own account or for the account of any other person, firm, corporation, or other business organization, interfere with the Company's relationship with or endeavor to entice away from, solicit, or deal with any person, firm, corporation or other business organization who or which at any time during the term of employment was an employee, consultant, or agent of the Company. The Optionee further agrees not to call upon or solicit for the purpose of competing with the Company either directly or indirectly, for a period of two (2) years following the termination of such employment, however caused, any customer of the Company. The Optionee further agrees not to call upon or solicit for the purpose of competing with the Company either directly or indirectly, for a period of two (2) years following the termination of such employment, however caused, any prospective customer of the Company whose identity has become known to Optionee through his or her employment with the Company. The restrictions contained in this Section 6 shall be effective (i) throughout all of the states of the United States and the District of Columbia, (ii) throughout the states in which the Company conducts business, (iii) throughout every county in which the Company conducts business, and (iv) within a two hundred (200) mile radius of any office maintained by the Company. It is the desire and intent of the parties that the provisions of this Section 6 shall be enforced to the fullest extent permitted under the laws and public policies of each jurisdiction in which enforcement is sought. The invalidity or unenforceability of all or any portion of this Section 6 shall not affect the validity or enforceability of any other provision or portion thereof contained in this Option. If any court of competent jurisdiction determines that any provision of this
Section 6 is unenforceable because of the duration, geographic scope of such provisions, or otherwise, such court shall have the power to reduce the duration, scope, or other aspects of such provision, as the case may be, to reflect the intent of the parties hereto, and, in its reduced or altered form, such provision shall then be enforceable to the fullest extent permitted by law.

7.   Other Expirations.

     In addition to any other event causing an expiration or termination of this Option, this Option shall expire and all rights to purchase the Common Stock shall cease (to the extent not theretofore terminated or expired as herein provided) upon the effective date of (i) the dissolution or liquidation of the Company, or (ii) a merger, consolidation, acquisition of property or shares, separation or reorganization of the Company with one or more entities, corporate or otherwise, as a result of which the Company is not the surviving entity, or (iii) a "reverse merger" in which the Company is a surviving entity but more than 50% of its voting shares are converted into cash, property or the securities of another entity, or (iv) a sale of substantially all of the property or shares of the Company to another entity, corporate or otherwise; provided, however, that the Company may, in its discretion, and immediately prior to any such transaction, cause a new option to be substituted for this Option or cause this Option to be assumed by an employer entity or a parent or subsidiary of such entity; and such new option shall apply to all shares issued in addition to or substitution, replacement or modification of the shares theretofore covered by such option; provided that:

     (a) The excess of the aggregate fair market value of the shares subject to the option immediately after the substitution or assumption over the aggregate option price of such shares shall not be more than the excess of the aggregate fair market value of all shares subject to the option immediately before such substitution or assumption over the aggregate option price of such shares; and

     (b) The new option or the assumption of the existing option shall not give the Optionee additional benefits which he or she did not have under the old option prior to such assumption; and

     (c) An appropriate adjustment of the original option price shall be made among original shares subject to the option and any additional shares or shares issued in substitution, replacement or modification thereof.

     If no provision is made for the continuance of the Plan and the assumption of this Option, or the substitution of new options for this Option as hereinabove provided, then the Company shall cause written notice to be given to the Optionee of the proposed transaction not less than thirty (30) days prior to the anticipated effective date thereof, and at the sole option and discretion of the Company's Board of Directors, this Option, if not already fully exercisable, may thereupon become fully exercisable, in which event the Optionee shall have the right to exercise this Option at any time prior to the effective date of the proposed transaction. The failure of the Company to give the written notice specified hereinabove shall not affect the validity, nor shall it be a basis for delaying or restraining the consummation, of any such transaction.

8.   Method of Exercising Option.

     Subject to the terms and conditions of this Agreement, this Option may be exercised by written notice to the Company, at its administrative office in the State of California, which presently is located at 17822 East 17th Street, Suite 210, Tustin, California 92780. Such notice shall state the election to exercise the Option and the number of shares in respect of which it is being exercised and shall be signed by the person so exercising the Option. Such notice shall be accompanied by payment in cash, certified check or bank draft in the amount of, or with the prior consent of the Board of Directors or the Committee, certificates for shares of Common Stock of the Company having an aggregate fair market value (determined in the manner provided in Section 2(k) of the Plan) equal to, the full purchase price of such shares, and the Company shall deliver a certificate or certificates representing the shares subject to such exercise as soon as practicable after the notice shall be received. The certificate or certificates for the shares as to which the Option shall have been so exercised shall be registered in the name of the person or persons so exercising the Option and shall be delivered to or upon the written order of the person or persons exercising the Option. In the event the Option shall be exercised by any person or persons other than the Optionee in accordance with the terms hereof, such notice shall be accompanied by appropriate proof of the right of such person or persons to exercise the

Option. All shares that shall be purchased upon the exercise of the Option as provided herein shall be fully paid and non-assessable. The holder of this Option shall not be entitled to the privileges of share ownership as to any shares of Common Stock not actually issued and delivered to him.

9.   General.

     (a) The Company shall at all times during the term of the Option reserve and keep available such number of shares of Common Stock as will be sufficient to satisfy the requirements of this Option Agreement, shall pay all original issue and transfer taxes with respect to the issue and transfer of shares pursuant hereto and all other fees and expenses necessarily incurred by the Company in connection therewith, and will from time to time use its best efforts to comply with all laws and regulations, which, in the opinion of counsel for the Company, shall be applicable thereto.

     (b) The granting of the Option hereunder shall not impose any obligation on the Company to continue the employment of the Optionee; nor shall it impose any obligation on the Optionee to exercise this Option.

     (c) This Agreement and the Plan contain the entire agreement of the parties, and supersede any and all other prior or contemporaneous agreements, whether written or oral, between the parties hereto, with respect to the subject matter hereof. The Plan shall govern any Option granted hereunder. In the event of any conflict between the terms of this Agreement and the Plan, the terms of the Plan shall govern.

     (d) This Agreement shall be governed by and construed in accordance with the internal laws of the State of California.

     (e) The Company may require, as a condition precedent to the Company's obligation to sell and issue, and the Optionee's right to purchase, shares of Common Stock of the Company on exercise of this Option, that the Optionee shall certify, in writing, that he or she is acquiring such shares for investment and not with a view or the intent to sell or redistribute such shares.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officers thereunto duly authorized, and the Optionee has hereunto set his or her hand, all as of the day and year first above written.

                                   QUALITY SYSTEMS, INC.

                                   By: ________________________________

                                   Title: _____________________________

                                   Address: ___________________________

                                                   "Company"



                                   ____________________________________

                                   ____________________________________

                                                   "Optionee"

                             EXHIBIT 10.2

                                                               Exhibit 10.2

                  NONSTATUTORY STOCK OPTION AGREEMENT


     THIS NONSTATUTORY STOCK OPTION AGREEMENT, dated this __________ day of __________________, between QUALITY SYSTEMS, INC., a California corporation (hereinafter referred to as the "Company"), and ___________________________ _________________________________ , an employee, director or consultant of the Company, its parent or one or more of its subsidiaries (hereinafter referred to as the "Optionee"), is made with reference to the following facts:

     The Company desires, by affording the Optionee an opportunity to purchase shares of Common Stock, $0.01 par value, in the Company (hereinafter called "Common Stock"), as hereinafter provided, to carry out the purpose of the Company's 1998 Stock Option Plan (the "Plan"). Terms not otherwise defined herein shall have the meaning given them under the Plan.

     NOW, THEREFORE, IN CONSIDERATION of the mutual covenants hereinafter set forth, and for other good and valuable consideration, the parties hereto have agreed, and do hereby agree, as follows:

1.   Grant of Option.

     The Company hereby irrevocably grants to the Optionee the right and option (hereinafter called the "Option") to purchase all or any part of an aggregate of _______ shares (such number being subject to adjustment as provided in the Plan) on the terms and conditions herein set forth.

2.   Purchase Price.

     The purchase price of the Common Stock covered by the Option shall be $_________ per share, representing ________ percent (_______%) of the fair market value of the shares as determined pursuant to Section 2(k) of the Plan as of the date hereof. The purchase price of stock acquired pursuant to an Option shall be paid, to the extent permitted by applicable statutes and regulations, either (i) in cash at the time the Option is exercised,
(ii) at the discretion of the Board or the Committee, either at the time of the grant or exercise of the Option, by delivering to the Company other shares of Common Stock of the Company (provided that the shares have been held for the period required to avoid a charge to the Company's reported earnings), (iii) at the discretion of the Board or the Committee, either at the time of the grant or exercise of the Option, by delivering to the Company all or any part of an Option granted under this Plan for a cashless exercise (provided that such cashless exchange will not result in a charge to the Company's reported earnings), or (iv) by tendering any other form of legal consideration that may be acceptable to the Board.

3.   Term of Option.

     The term of the Option shall commence on the date hereof and all rights to purchase Shares hereunder shall cease at 11:59 P.M. on the day before the _______ anniversary of the date hereof, subject to earlier termination as provided herein. Except as may otherwise be provided in this Agreement, options granted hereunder shall become exercisable in cumulative installments as follows:

Date Installments First                            Percent of Option Shares
  Become  Exercisable                               Subject to Installment

_______________________                            ________________________

_______________________                            ________________________

_______________________                            ________________________

_______________________                            ________________________

     Once an installment of the Option granted hereunder becomes exercisable for the first time, the shares subject thereto will be purchasable thereafter by the Optionee at any time in whole or from time-to-time in part prior to the expiration or earlier termination of the Option granted hereunder. Except as provided in Section 5 hereof, the Option may not be exercised at any time unless the Optionee shall have been continuously, from the date hereof to the date of the exercise of the Option, an employee, director or consultant of the Company, its parent, if any, or of one or more of its subsidiaries or a corporation or a parent or subsidiary of a corporation issuing or assuming an option to which Section 425(a) of the Internal Revenue Code of 1986, as amended (the "Code"), applies. The holder of the Option shall not have any of the rights of a shareholder with respect to the shares covered by the Option as to any shares of Common Stock not actually issued and delivered to such holder.

4.   Non-Transferability.

     The Option shall not be transferable otherwise than by will or the laws of descent and distribution, and the Option may be exercised, during the lifetime of the Optionee, only by the Optionee. More particularly (but without limiting the generality of the foregoing), the Option may not be assigned, transferred (except as provided in Section 5 hereof), pledged or hypothecated in any way, shall not be assignable by operation of law and shall not be subject to execution, attachment or similar process. Notwithstanding the foregoing, an Option granted to an Optionee who is not subject to Section 16 of the Exchange Act on the date of the grant may not be transferable except by will or by the laws of descent and distribution, unless otherwise permitted by the Board, and shall be exercisable during the lifetime of the person to whom the Option is granted only by such person or, subsequent to any permitted transfer, only by a permitted transferee. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof, and the levy of any execution, attachment or similar process upon the Option, shall be null and void and without effect.

5.   Termination of Employment or Relationship as a Director or Consultant.

     (a) Termination of Employment or Relationship as a Director or Consultant Other than by Disability or Death. In the event that an Optionee's Continuous Status as an Employee, Director or Consultant is terminated either by the voluntary resignation by the Optionee or for cause by the Company, all Options granted to the Optionee shall terminate immediately. In the event an Optionee's Continuous Status as an Employee, Director or Consultant is terminated without cause by the Company, the Optionee may exercise his or her Option (to the extent that the Optionee was entitled to exercise it at the date of termination) but only within such period of time ending on the earlier of (i) the date thirty (30) days after the termination of the Optionee's Continuous Status as an Employee, Director or Consultant, or (ii) the expiration of the term of the Option as set forth herein. If, after termination, the Optionee does not exercise his or her Option as set forth in this Section 5(a), the Option shall terminate.

     (b) Disability of Optionee. In the event an Optionee's Continuous Status as an Employee, Director or Consultant terminates as a result of the Optionee's disability, the Optionee may exercise his or her Option (to the extent that the Optionee was entitled to exercise it at the date of termination), but only within such period of time ending on the earlier of
(i) the date three hundred sixty-five (365) days following such termination, or (ii) the expiration of the term of the Option as set forth herein. If, after termination, the Optionee does not exercise his or her Option as set forth in this Section 5(b), the Option shall terminate.

     (c) Death of Optionee. In the event of the death of an Optionee during, or within a period specified in the Option after the termination of, the Optionee's Continuous Status as an Employee, Director or Consultant, the Option may be exercised (to the extent the Optionee was entitled to exercise the Option at the date of death) by the Optionee's estate, by a person who acquired the right to exercise the Option by bequest or inheritance, or by a person designated to exercise the option upon the Optionee's death pursuant to the Plan, but only within the period ending on the earlier of (i) the date three hundred sixty-five (365) days following the date of death, or (ii) the expiration of the term of such Option as set forth herein. If, after death, the Option is not exercised as set forth in this Section 5(c), the Option shall terminate.

6. Covenant Not To Compete. To protect the Company's goodwill and its relationships with its customers, so long as the Company continues to utilize the services of Optionee as an employee, director or consultant, and for a period of two (2) years following the termination of such services, however caused, Optionee shall not, directly or indirectly, either as principal, agent, manager, employee, partner, shareholder, director, officer, consultant or otherwise, become associated with or employed by any sole proprietorship, partnership, corporation, or other business entity that conducts a business that competes with the Company. "Competing" with the Company shall mean engaging in the sale of the same or similar products and/or services as sold by the Company. The Optionee further agrees that during the period that Optionee's services as an employee, director or consultant are utilized by the Company, and for a period of two (2) years thereafter, Optionee or any company which Optionee owns of record or owns beneficially more than five percent or any other person, firm or corporation controlled by or under common control with Optionee will not, whether for Optionee's own account or for the account of any other person, firm, corporation, or other business organization, interfere with the Company's relationship with or endeavor to entice away from, solicit, or deal with any person, firm, corporation or other business organization who or which at any time during the period the Company utilized Optionee's services was an employee, consultant, or agent of the Company. The Optionee further agrees not to call upon or solicit for the purpose of competing with the Company either directly or indirectly, for a period of two (2) years following the termination of utilization of Optionee's services by the Company, however caused, any customer of the Company. The Optionee further agrees not to call upon or solicit for the purpose of competing with the Company either directly or indirectly, for a period of two (2) years following the termination of utilization of Optionee's services by the Company, however caused, any prospective customer of the Company whose identity has become known to Optionee through his or her services to the Company. The restrictions contained in this
Section 6 shall be effective (i) throughout all of the states of the United States and the District of Columbia, (ii) throughout the states in which the Company conducts business, (iii) throughout every county in which the Company conducts business, and (iv) within a two hundred (200) mile radius of any office maintained by the Company. It is the desire and intent of the parties that the provisions of this Section 6 shall be enforced to the fullest extent permitted under the laws and public policies of each jurisdiction in which enforcement is sought. The invalidity or unenforceability of all or any portion of this Section 6 shall not affect the validity or enforceability of any other provision or portion thereof contained in this Option. If any court of competent jurisdiction determines that any provision of this Section 6 is unenforceable because of the duration, geographic scope of such provisions, or otherwise, such court shall have the power to reduce the duration, scope, or other aspects of such provision, as the case may be, to reflect the intent of the parties hereto, and, in its reduced or altered form, such provision shall then be enforceable to the fullest extent permitted by law.

7.   Other Expirations.

     In addition to any other event causing an expiration or termination of this Option, this Option shall expire and all rights to purchase the Common Stock shall cease (to the extent not theretofore terminated or expired as herein provided) upon the effective date of (i) the dissolution or liquidation of the Company, or (ii) a merger, consolidation, acquisition of property or shares, separation or reorganization of the Company with one or more entities, corporate or otherwise, as a result of which the Company is not the surviving entity, or (iii) a "reverse merger" in which the Company is a surviving entity but more than 50% of its voting shares are converted into cash, property or the securities of another entity, or (iv) a sale of substantially all of the property or shares of the Company to another entity, corporate or otherwise; provided, however, that the Company may, in its discretion, and immediately prior to any such transaction, cause a new option to be substituted for this Option or cause this Option to be assumed by the acquiring entity or a parent or subsidiary of such entity; and such new option shall apply to all shares issued in addition to or substitution, replacement or modification of the shares theretofore covered by such option; provided that:

     (a) The excess of the aggregate fair market value of the shares subject to the option immediately after the substitution or assumption over the aggregate option price of such shares shall not be more than the excess of the aggregate fair market value of all shares subject to the option immediately before such substitution or assumption over the aggregate option price of such shares; and

     (b) The new option or the assumption of the existing option shall not give the Optionee additional benefits which he or she did not have under the old option prior to such assumption; and

     (c) An appropriate adjustment of the original option price shall be made among original shares subject to the option and any additional shares or shares issued in substitution, replacement or modification thereof.

     If no provision is made for the continuance of the Plan and the assumption of this Option, or the substitution of new options for this Option as hereinabove provided, then the Company shall cause written notice to be given to the Optionee of the proposed transaction not less than thirty (30) days prior to the anticipated effective date thereof, and at the sole option and discretion of the Company's Board of Directors, this Option, if not already fully exercisable, may thereupon become immediately and fully exercisable, in which event the Optionee shall have the right to exercise this Option at any time prior to the effective date of the proposed transaction. The failure of the Company to give the written notice specified hereinabove shall not affect the validity, nor shall it be a basis for delaying or restraining the consummation, of any such transaction.

8.   Method of Exercising Option.

     Subject to the terms and conditions of this Agreement, this Option may be exercised by written notice to the Company, at its administrative office in the State of California, which presently is located at 17822 East 17th Street, Suite 210, Tustin, California 92780. Such notice shall state the election to exercise the Option and the number of shares in respect of which it is being exercised and shall be signed by the person so exercising the Option. Such notice shall be accompanied by payment in cash, certified check or bank draft in the amount of, or with the prior consent of the Board of Directors or the Committee, certificates for shares of Common Stock of the Company having an aggregate fair market value (determined in accordance with Section 2(k) of the Plan) equal to, the full purchase price of such shares, and the Company shall deliver a certificate or certificates representing the shares subject to such exercise as soon as practicable after the notice shall be received. The certificate or certificates for the shares as to which the Option shall have been so exercised shall be registered in the name of the person or persons so exercising the Option and shall be delivered to or upon the written order of the person or persons exercising the Option. In the event the Option shall be exercised by any person or persons other than the Optionee in accordance with the terms hereof, such notice shall be accompanied by appropriate proof of the right of such person or persons to exercise the Option. All shares that shall be purchased upon the exercise of the Option as provided herein shall be fully paid and non-assessable. The holder of this Option shall not be entitled to the privileges of share ownership as to any shares of Common Stock not actually issued and delivered to him or her.

9.   General.

     (a) The granting of the Option hereunder shall not impose any obligation on the Company to continue utilizing the services of the Optionee as an employee, director or consultant; nor shall it impose any obligation on the Optionee to exercise this Option.

     (b) This Agreement and the Plan embodies the entire agreement of the parties, and supersedes any and all other prior or contemporaneous agreements, whether written or oral, between the parties hereto, with respect to the subject matter hereof. In the event of any conflict between the terms of this Agreement and the Plan, the terms of the Plan shall govern.

     (c) This Agreement shall be governed by and construed in accordance with the internal laws of the State of California.

     (d) The Company may require, as a condition precedent to the Company's obligation to sell and issue, and the Optionee's right to purchase, shares of Common Stock of the Company on exercise of this Option, that the Optionee shall certify, in writing, that he or she is acquiring such shares for investment and not with a view or the intent to sell or redistribute such shares.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officers thereunto duly authorized, and the Optionee has hereunto set his or her hand, all as of the day and year first above written.

                                   QUALITY SYSTEMS, INC.

                                   By: ________________________________

                                   Title: _____________________________

                                   Address: ___________________________

                                                   "Company"



                                   ____________________________________

                                   ____________________________________

                                                   "Optionee"

                               EXHIBIT 27.0