Form 10-Q
period 1999-09-30
QUALITY SYSTEMS INC
filed 1999-11-12
CIK 708818

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                  OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ ]    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                     Commission file number 0-13801


                           QUALITY SYSTEMS, INC.
         (Exact name of registrant as specified in its charter)


          California                                        95-2888568
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


     17822 East 17th Street, Suite 210
            Tustin, California                                 92780
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

 6,207,391 shares of Common Stock, $.01 par value, as of October 29, 1999

               PART I. CONSOLIDATED FINANCIAL INFORMATION.
               ------- -----------------------------------
Item 1. Financial Statements.
------- ---------------------

                          QUALITY SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS
                                             September 30,     March 31,
                                                 1999            1999
                                             -------------  -------------
                                              (Unaudited)
Current Assets:
  Cash and cash equivalents                  $      16,226  $      14,196
  Short-term investments                               256            245
  Accounts receivable, net                          12,229         12,488
  Inventories                                        1,207            772
  Other current assets                               1,280          1,019
                                             -------------  -------------
      Total current assets                          31,198         28,720

Equipment and Improvements, net                      1,693          1,783
Capitalized Software Costs, net                      2,062          2,144
Deferred Tax Asset                                   3,107          3,254
Excess of Cost Over Net Assets
  of Acquired Business, net                          2,282          2,452
Other Assets                                         1,808          1,865
                                             -------------  -------------
      Total assets                           $      42,150  $      40,218
                                             =============  =============


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                           $       2,276  $       1,813
  Deferred service revenue                           4,930          4,484
  Other current liabilities                          3,794          4,257
                                             -------------  -------------
      Total liabilities                             11,000         10,554
                                             -------------  -------------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000 shares
    authorized, 6,215 and 6,214 shares issued
    and outstanding, respectively                       62             62
  Additional paid-in capital                        35,574         35,568
  Accumulated deficit                               (4,486)        (5,966)
                                             -------------  -------------
      Total shareholders' equity                    31,150         29,664
                                             -------------  -------------
        Total liabilities and
          shareholders' equity               $      42,150  $      40,218
                                             =============  =============

See notes to consolidated financial statements.

                           QUALITY SYSTEMS, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                (Unaudited)
                 (in thousands, except per share amounts)

                                 Three Months Ended    Six Months Ended
                                 ------------------   ------------------
                                    September 30,        September 30,
                                   1999      1998       1999      1998
                                 --------  --------   --------  --------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies        $  5,633  $  4,408   $ 10,749  $  8,338
  Maintenance and other             4,076     3,523      8,062     6,818
                                 --------  --------   --------  --------
                                    9,709     7,931     18,811    15,156

Cost of Products and Services       4,466     3,433      8,524     7,473
                                 --------  --------   --------  --------
Gross Profit                        5,243     4,498     10,287     7,683

Selling, General and
  Administrative Expenses           3,138     3,354      6,178     6,682
Research and Development Costs        965       883      1,857     1,788
                                 --------  --------   --------  --------

Income (Loss) from Operations       1,140       261      2,252      (787)

Investment Income (Expense)           182       (25)       348       151
                                 --------  --------   --------  --------
Income (Loss) before
  Provision for (Benefit
  from) Income Taxes                1,322       236      2,600      (636)
Provision for
  (Benefit from) Income Taxes         584       173      1,120       (96)
                                 --------  --------   --------  --------
Net Income (Loss) and
  Comprehensive Income (Loss)    $    738  $     63   $  1,480  $   (540)
                                 ========  ========   ========  ========

Net Income (Loss) per Share,
  basic & diluted                $   0.12  $   0.01   $   0.24  $  (0.09)
                                 ========  ========   ========  ========

See notes to consolidated financial statements.

                          QUALITY SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (in thousands)

                                           Six Months Ended September 30,
                                           -----------------------------
                                               1999             1998
                                           ------------     ------------
Cash Flows from Operating Activities:
  Net income (loss)                        $      1,480     $       (540)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization               1,308            1,230
      Loss on short-term investments                 10              203
      Deferred income taxes                         (26)            (246)
      Changes in:
        Accounts receivable                         259              652
        Inventories                                (435)             450
        Other current assets                        (88)            (175)
        Other assets                                (75)              27
        Accounts payable                            463             (106)
        Deferred service revenue                    446              629
        Income taxes payable and taxes
          related to equity accounts               (522)            (476)
        Other current liabilities                    59             (869)
                                           ------------     ------------
Net Cash Provided by Operating Activities         2,879              779
                                           ------------     ------------
Cash Flows from Investing Activities:
  Net additions to
    equipment and improvements                     (196)            (251)
  Additions to capitalized software costs          (593)            (627)
  Purchase of net assets of MicroMed
    Healthcare Information Systems, Inc.           -              (3,840)
  Purchase of short-term investment                 (50)             (25)
  Proceeds from sale of
    short-term investment                            29             -
  Change in other assets                            (45)               8
                                           ------------     ------------
Net Cash Used in Investing Activities              (855)          (4,735)
                                           ------------     ------------
Cash Flows from Financing Activities:
  Purchases of Common Stock                        -                (116)
  Proceeds from exercise of stock options             6               50
                                           ------------     ------------
Net Cash Provided by (Used in)
  Financing Activities                                6              (66)
                                           ------------     ------------
Net Increase (Decrease) in
  Cash and Cash Equivalents                       2,030           (4,022)
Cash and Cash Equivalents,
  beginning of period                            14,196           16,107
                                           ------------     ------------
Cash and Cash Equivalents, end of period   $     16,226     $     12,085
                                           ============     ============

See notes to consolidated financial statements.

                             QUALITY SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)
                                (in thousands)


Supplemental Information - During the six months ended September 30, 1999 and 1998, the Company made income tax payments, net of refunds received, of $1,670 and $629, respectively.

                                           Six Months Ended September 30,
                                           -----------------------------
                                               1999             1998
                                           ------------     ------------
Detail of businesses acquired in
  purchase transaction:

Purchased In-Process
  Research and Development                 $       -        $       -
Fair Value of Assets Acquired                      -                -
Liabilities Assumed                                -                -
Common Stock Issued in the Acquisition             -              (1,836)
Retirement of Acquisition Obligation               -               5,676
                                           ------------     ------------
Cash Paid for the Acquisition,
  net of cash acquired                     $       -        $      3,840
                                           ============     ============

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


NOTE 3 - STOCK REPURCHASE
------   ----------------

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999 and on February 9, 1999 further extended this authorization through February 28, 2000. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three and six months ended September 30, 1999, the Company did not repurchase any shares. Since the inception of the repurchase authorization through October 29, 1999, 100,400 shares have been repurchased at a cost of $566,000.

NOTE 4 - INCOME TAXES
------   ------------

The provision for (benefit from) income taxes for the three and six months ended September 30, 1999 and 1998 differ from the expected combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. and the effect of varying state income tax rates.


NOTE 5 - NET INCOME (LOSS) PER SHARE
------   ---------------------------

The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated.

                                   Three Months Ended   Six Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                     1999      1998      1999      1998
                                   --------  --------  --------  --------
                                   (in thousands except per share amounts)

Net income (loss)                  $    738  $     63  $  1,480  $   (540)
                                   --------  --------  --------  --------
Basic net income (loss) per share:

Weighted average number of
  common shares outstanding           6,215     6,240     6,215     6,121
                                   --------  --------  --------  --------
Basic net income (loss) per share  $   0.12  $   0.01  $   0.24  $  (0.09)
                                   ========  ========  ========  ========
Diluted net income
  (loss) per share:

Weighted average number of
  common shares outstanding           6,215     6,240     6,215     6,121
Weighted average number of
  common shares equivalents-
    Weighted average
      options outstanding                26        12        14      -
                                   --------  --------  --------  --------
Weighted average number of common
  and common equivalent shares        6,241     6,252     6,229     6,121
                                   --------  --------  --------  --------
Diluted net income
  (loss) per share                 $   0.12  $   0.01  $   0.24  $  (0.09)
                                   ========  ========  ========  ========

The net loss per share, basic and diluted, for the six months ended September 30, 1998 was computed using the weighted average number of shares actually outstanding during the period and any common share equivalents were excluded because their impact would have been anti-dilutive.

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

                                      Three Months         Six Months
                                          Ended               Ended
                                      September 30,       September 30,
                                    ----------------    ----------------
                                     1999      1998      1999      1998
                                    ------    ------    ------    ------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies             58.0%     55.6%     57.1%     55.0%
  Maintenance and other services      42.0      44.4      42.9      45.0
                                    ------    ------    ------    ------
                                     100.0     100.0     100.0     100.0

Cost of Products and Services         46.0      43.3      45.3      49.3
                                    ------    ------    ------    ------
Gross Profit                          54.0      56.7      54.7      50.7

Selling, General and
  Administrative Expenses             32.3      42.3      32.8      44.1
Research and Development Costs         9.9      11.1       9.9      11.8
                                    ------    ------    ------    ------
Income (Loss) from Operations         11.8       3.3      12.0      (5.2)

Investment Income (Expense)            1.8      (0.3)      1.8       1.0
                                    ------    ------    ------    ------
Income (Loss) before Provision for
  (Benefit from) Income Taxes         13.6       3.0      13.8      (4.2)

Provision for
  (Benefit from) Income Taxes          6.0       2.2       5.9      (0.6)
                                    ------    ------    ------    ------
Net Income (Loss)                      7.6%      0.8%      7.9%     (3.6)%
                                    ======    ======    ======    ======

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

The Company's net income for the three months ended September 30, 1999 was $738,000, or $0.12 per share on a basic and diluted basis, as compared to net income of $63,000, or $0.01 per share on a basic and diluted basis, for the three months ended September 30, 1998.

Net Revenues. Net revenues for the three months ended September 30, 1999 increased 22.4% to $9.7 million from $7.9 million for the three months ended September 30, 1998. Sales of computer systems, upgrades and supplies increased 27.8% to $5.6 million from $4.4 million while net revenues from maintenance and other services grew 15.7% to $4.1 million from $3.5 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of increases in the sales of the CPS product and NextGen EPM systems. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance and other services revenue together with an increase in revenues generated from the Company's electronic data interchange services.

Cost of Products and Services. Cost of products and services for the three months ended September 30, 1999 increased 30.1% to $4.5 million from $3.4 million for the three months ended September 30, 1998 while cost of products and services as a percentage of net revenues increased slightly to 46.0% from 43.3% during the comparable periods. The increase in the cost of products and services results from the impact of increased sales in the September 30, 1999 period together with a change in the relative mix of hardware content of such sales. This change in the relative mix also resulted in the increase in the cost of products and services as a percentage of net revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 decreased 6.4% to $3.1 million as compared to $3.4 million for the three months ended September 30, 1998. Selling, general and administrative expenses as a percentage of net revenues decreased to 32.3% from 42.3%. The decrease in the amount of such expenses resulted primarily from the cost savings effected with the merger beginning in October 1998 of the NextGen EPM and NextGen EMR sales forces and related marketing efforts. The decrease of such expenses as a percentage of net revenues resulted from the increase in net revenues between the comparable quarters together with the aforementioned cost savings.

Research and Development Costs. Research and development costs for the three months ended September 30, 1999 increased 9.3% to $1.0 million as compared to $883,000 for the three months ended September 30, 1998. Research and development costs as a percentage of net revenues decreased to 9.9% as compared to 11.1% for the respective periods primarily as a result of the effect of higher net revenues in the September 1999 quarter.

Investment Income (Expense). Investment income for the three months ended September 30, 1999 was $182,000 while investment expense for the September 30, 1998 period was $25,000. The expense incurred in the September 30, 1998 period resulted from recognition of a $173,000 unrealized loss in connection with an investment in a fund which traded in special situation securities. The investment was fully liquidated by March 31, 1999.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 1999 was $584,000 as compared to $173,000 for the three months ended September 30, 1998. The provisions for income taxes for the three months ended September 30, 1999 and 1998 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.

FOR THE SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

The Company's net income for the six months ended September 30, 1999 was $1.5 million, or $0.24 per share on a basic and diluted basis, as compared to a net loss of ($540,000), or ($0.09) per share on a basic and diluted basis, for the six months ended September 30, 1998.

Net Revenues. Net revenues for the six months ended September 30, 1999 increased 24.1% to $18.8 million from $15.2 million for the six months ended September 30, 1998. Sales of computer systems, upgrades and supplies increased 28.9% to $10.7 million from $8.3 million while net revenues from maintenance and other services grew 18.2% to $8.1 million from $6.8 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of increases in the sales of the CPS product and NextGen EPM and NextGen EMR systems offset in part by a decrease in sales of the Legacy Product. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance and other services revenue together with an increase in revenues generated from the Company's electronic data interchange services.

Cost of Products and Services. Cost of products and services for the six months ended September 30, 1999 increased 14.1% to $8.5 million from $7.5 million for the six months ended September 30, 1998 while cost of products and services as a percentage of net revenues decreased to 45.3% from 49.3% during the comparable periods. The increase in the cost of products and services results from the impact of increased sales in the September 30, 1999 period together with a change in the relative mix of hardware content of such sales. The cost of products and services as a percentage of net revenues decreased as a result of the impact of increased sales in the September 30, 1999 period together with a change in the relative mix of hardware content of such sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 1999 decreased 7.5% to $6.2 million as compared to $6.7 million for the six months ended September 30, 1998. Selling, general and administrative expenses as a percentage of net revenues decreased to 32.8% from 44.1%. The decrease in the amount of such expenses resulted primarily from the cost savings effected with the merger beginning in October 1998 of the NextGen EPM and NextGen EMR sales forces and related marketing efforts. The decrease of such expenses as a percentage of net revenues resulted from the increase in net revenues between the comparable quarters together with the aforementioned cost savings.

Research and Development Costs. Research and development costs for the six months ended September 30, 1999 and 1998 were relatively unchanged at approximately $1.8 million. Research and development costs as a percentage of net revenues decreased to 9.9% as compared to 11.8% for the respective periods primarily as a result of the effect of the increase in net revenues for the September 1999 period.

Investment Income. Investment income for the six months ended September 30, 1999 and 1998 was $348,000 and $151,000, respectively. The increase resulted principally from the recognition of a $203,000 unrealized loss during the 1998 period in connection with an investment in a fund which traded in special situation securities. The investment was fully liquidated by March 31, 1999. There was no similar unrealized loss in the 1999 period.

Provision for (Benefit from) Income Taxes. The provision for income taxes for the six months ended September 30, 1999 was $1.1 million as compared to a benefit of $96,000 for the six months ended September 30, 1998. The provision for and benefit from income taxes for the six months ended September 30, 1999 and 1998 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents increased $2.0 million for the six months ended September 30, 1999 primarily as a result of cash provided by operating activities. Cash and cash equivalents decreased $4.0 million for the six months ended September 30, 1998 principally as a result of the payment of the final cash portion of the purchase price for the MicroMed business.

Net cash provided by operating activities for the six months ended September 30, 1999 was $2.9 million consisting primarily of the Company's $1.5 million in net income adjusted for the principal non-cash operating expenses of depreciation and amortization. Net cash provided by operating activities for the six months ended September 30, 1998 was $779,000 consisting primarily of the Company's $540,000 net loss adjusted for the principal non-cash operating expenses of depreciation and amortization.

Net cash used in investing activities for the six months ended September 30, 1999 was $855,000 consisting principally of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the six months ended September 30, 1998 was $4.7 million consisting principally of $3.8 million used for the final cash payment in connection with the MicroMed acquisition, plus additions to equipment and improvements and capitalized software.

Net cash provided by financing activities for the six months ended September 30, 1999 was $6,000 generated from the exercise of stock options. Net cash used in financing activities for the six months ended September 30, 1998 was $66,000 consisting of the purchase of 22,200 shares of the Company's Common Stock offset in part by the proceeds generated from the exercise of stock options.

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999 and on February 9, 1999 further extended this authorization through February 28, 2000. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the six months ended September 30, 1999, the Company did not repurchase any shares. Since the inception of the repurchase authorization through October 29, 1999, 100,400 shares have been repurchased at a cost of $566,000.

At September 30, 1999, the Company had cash and cash equivalents of $16.2 million and short-term investments of $256,000. Except for the Company's intention to expend funds for the development of complementary products to its existing product line and alternative versions of certain of its products for the client-server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 2000 will be comparable to fiscal 1999. The Company believes that its cash and cash equivalents and short-term investments on hand at September 30, 1999, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

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

The Company estimates that as of October 29, 1999, it has completed approximately 95% of its development efforts in connection with Year 2000 Issues associated with the Legacy Product and certain associated ancillary products. In addition at October 29, 1999, approximately 93% of Legacy Product customers have contracted to install Version 9 of which approximately 91% have been installed as of that date. The Company expects to have substantially all of its Version 9 installations completed by November 30, 1999. Based on the Company's assessment to date, the Company believes continuing efforts will be required to assist customers in deploying and testing Version 9 in many of the customers' unique environments. The Company also expects an increase in service and support effort levels as the year 2000 approaches and into the early months of the year 2000.

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

Internal Use Systems. Based upon the Company's assessment efforts to date, the Company believes that certain Internal Use Systems will require replacement or modification due to Year 2000 Issues. While the Company's assessment efforts are ongoing, as of March 31, 1999, the Company believes that it had substantially completed its assessment review of many of its critical Internal Use Systems.

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

As of October 29, 1999, the Company has replaced or completed modification of substantially all of its critical Internal Use Systems and plans to have all such systems replaced or modifications completed by December 31, 1999.

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

COSTS.

The total cost to address the Company's Year 2000 Issues are not expected to be material to the Company's financial condition. The Company does not separately track all of its internal personnel costs incurred in connection with identifying and resolving Year 2000 Issues. Excluding internal costs, the Company expects that total expenditures to address Year 2000 Issues will be less than $100,000. All of these expenditures have been, or will be, funded from operations.

                        PART II. OTHER INFORMATION.
                        -------- ------------------

Item 2. Changes in Securities and Use of Proceeds.
------- ------------------------------------------

On August 5, 1999, the Company's Board of Directors redeemed (the
"Redemption") all outstanding Common Stock Purchase Rights which were issued by the Company to its shareholders of record at the close of business on December 2, 1996 and subject to that certain Shareholder Rights Agreement dated November 25, 1996. The Redemption eliminates all such previously issued Rights.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
On September 17, 1999, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Sheldon Razin (with 5,437,038 affirmative votes and 212,592 votes withheld), Mohammed Tawfick El-Bardai (with 5,634,050 affirmative votes and 15,580 votes withheld), Dale M. Hanson (with 5,632,850 affirmative votes and 16,780 votes withheld), Ahmed Hussein (with 5,632,450 affirmative votes and 17,180 votes withheld), Frank C. Meyer (with 5,630,980 affirmative votes and 18,650 votes withheld), William E. Small (with 5,625,550 affirmative votes and 24,080 votes withheld), and Emad A. Zikry (with 5,619,310 affirmative votes and 30,320 votes withheld).

The shareholders also ratified the appointment of Deloitte & Touche LLP as the independent public accountants for the Company for the fiscal year ending March 31, 2000 (with 5,603,929 shares voting for, 4,800 against, and 40,901 abstaining).


Item 6. Exhibits and Reports on Form 8-K.
------- ---------------------------------

Exhibits:
---------

The Exhibits listed on the accompanying Index to Exhibits on page 26 are filed as part of this report.

Reports on Form 8-K:
--------------------

On July 20, 1999, the Registrant filed a Current Report on Form 8-K dated July 13, 1999 reporting the resignation of one of the Registrant's directors, the reasons given by the director for his resignation, and management's comments with respect to those reasons. No financial statements were filed in connection with the Current Report on Form 8-K dated July 13, 1999.

On August 5, 1999, the Registrant filed a Current Report on Form 8-K dated July 29, 1999 reporting (1) amendment of Bylaws to adopt comprehensive corporate governance principles, (2) amendment of the Registrant's shareholder rights plan, and (3) certain actions taken by the Board. No financial statements were filed in connection with the Current Report on Form 8-K dated July 29, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QUALITY SYSTEMS, INC.

Date:  November 11, 1999            By       /s/ Sheldon Razin
                                   ----------------------------------
                                   Sheldon Razin
                                   President and Chairman
                                   of the Board of Directors;
                                   Principal Executive Officer

Date:  November 11, 1999            By       /s/ Robert G. McGraw
                                   ----------------------------------
                                   Robert G. McGraw
                                   Chief Financial Officer;
                                   Principal Accounting Officer

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

                               EXHIBIT 27.0