Form 10-Q
period 1999-12-31
QUALITY SYSTEMS INC
filed 2000-02-11
CIK 708818

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

 6,197,891 shares of Common Stock, $.01 par value, as of January 28, 2000

               PART I. CONSOLIDATED FINANCIAL INFORMATION.
               ------- -----------------------------------
Item 1. Financial Statements.
------- ---------------------

                          QUALITY SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS
                                              December 31,    March 31,
                                                 1999            1999
                                             -------------  -------------
                                              (Unaudited)
Current Assets:
  Cash and cash equivalents                  $      16,180  $      14,196
  Short-term investments                               235            245
  Accounts receivable, net                          12,590         12,488
  Inventories                                        1,141            772
  Other current assets                               1,049          1,019
                                             -------------  -------------
      Total current assets                          31,195         28,720

Equipment and Improvements, net                      1,646          1,783
Capitalized Software Costs, net                      1,962          2,144
Deferred Tax Asset                                   3,081          3,254
Excess of Cost Over Net Assets
  of Acquired Business, net                          2,197          2,452
Other Assets                                         1,721          1,865
                                             -------------  -------------
      Total assets                           $      41,802   $     40,218
                                             =============  =============


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                           $       1,124  $       1,813
  Deferred service revenue                           5,130          4,484
  Other current liabilities                          3,980          4,257
                                             -------------  -------------
      Total liabilities                             10,234         10,554
                                             -------------  -------------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000 shares
    authorized, 6,206 and 6,214 shares issued
    and outstanding, respectively                       62             62
  Additional paid-in capital                        35,517         35,568
  Accumulated deficit                               (4,011)        (5,966)
                                             -------------  -------------
      Total shareholders' equity                    31,568         29,664
                                             -------------  -------------
        Total liabilities and
          shareholders' equity               $      41,802  $      40,218
                                             =============  =============

See notes to consolidated financial statements.

                           QUALITY SYSTEMS, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                (Unaudited)
                 (in thousands, except per share amounts)

                                 Three Months Ended   Nine Months Ended
                                 ------------------   ------------------
                                    December 31,         December 31,
                                   1999      1998       1999      1998
                                 --------  --------   --------  --------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies        $  4,435  $  5,000   $ 15,184  $ 13,338
  Maintenance and other services    4,373     3,827     12,435    10,645
                                 --------  --------   --------  --------
                                    8,808     8,827     27,619    23,983

Cost of Products and Services       4,023     4,037     12,547    11,510
                                 --------  --------   --------  --------
Gross Profit                        4,785     4,790     15,072    12,473

Selling, General and
  Administrative Expenses           3,166     3,390      9,344    10,072
Research and Development Costs        962       842      2,819     2,630
                                 --------  --------   --------  --------

Income (Loss) from Operations         657       558      2,909      (229)

Investment Income                     183       109        531       260
                                 --------  --------   --------  --------
Income before
  Provision for Income Taxes          840       667      3,440        31
Provision for Income Taxes            365       298      1,485       202
                                 --------  --------   --------  --------
Net Income (Loss) and
  Comprehensive Income (Loss)    $    475  $    369   $  1,955  $   (171)
                                 ========  ========   ========  ========

Net Income (Loss) per Share,
  basic & diluted                $   0.08  $   0.06   $   0.31  $  (0.03)
                                 ========  ========   ========  ========

See notes to consolidated financial statements.

                         QUALITY SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (in thousands)

                                           Nine Months Ended December 31,
                                           -----------------------------
                                               1999             1998
                                           ------------     ------------
Cash Flows from Operating Activities:
  Net income (loss)                        $      1,955     $       (171)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization               1,990            1,870
      Loss on short-term investments                 31              242
      Deferred income taxes                         173             (253)
      Changes in:
        Accounts receivable                        (102)            (117)
        Inventories                                (369)             453
        Other current assets                        (30)            (139)
        Other assets                                (76)            (101)
        Accounts payable                           (689)              39
        Deferred service revenue                    646            1,247
        Income taxes payable and taxes
          related to equity accounts               (769)            (277)
        Other current liabilities                   492             (540)
                                           ------------     ------------
Net Cash Provided by Operating Activities         3,252            2,253
                                           ------------     ------------
Cash Flows from Investing Activities:
  Net additions to
    equipment and improvements                     (298)            (368)
  Additions to capitalized software costs          (852)            (953)
  Purchase of net assets of MicroMed
    Healthcare Information Systems, Inc.           -              (3,840)
  Purchase of short-term investment                 (50)             (75)
  Proceeds from sale of
    short-term investment                            29              515
  Change in other assets                            (46)              18
                                           ------------     ------------
Net Cash Used in Investing Activities            (1,217)          (4,703)
                                           ------------     ------------
Cash Flows from Financing Activities:
  Purchases of Common Stock                         (57)            (150)
  Proceeds from exercise of stock options             6               50
                                           ------------     ------------
Net Cash Used in Financing Activities               (51)            (100)
                                           ------------     ------------
Net Increase (Decrease) in
  Cash and Cash Equivalents                       1,984           (2,550)
Cash and Cash Equivalents,
  beginning of period                            14,196           16,107
                                           ------------     ------------
Cash and Cash Equivalents, end of period   $     16,180     $     13,557
                                           ============     ============

See notes to consolidated financial statements.

                            QUALITY SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                (in thousands)

Supplemental Information - During the nine months ended December 31, 1999 and 1998, the Company made income tax payments, net of refunds received, of $2,099 and $719, respectively.

                                           Nine Months Ended December 31,
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


NOTE 3 - STOCK REPURCHASE
------   ----------------

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999 and on February 9, 1999 further extended this authorization through February 28, 2000. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three and nine months ended December 31, 1999, the Company repurchased 9,400 shares at a cost of $57,000. Since the inception of the repurchase authorization through January 28, 2000, 109,900 shares have been repurchased at a cost of $630,000.

NOTE 4 - INCOME TAXES
------   ------------

The provision for income taxes for the three and nine months ended December 31, 1999 and 1998 differ from the expected combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. and the effect of varying state income tax rates.


NOTE 5 - NET INCOME (LOSS) PER SHARE
------   ---------------------------

The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated.

                                   Three Months Ended   Nine Months Ended
                                      December 31,        December 31,
                                   ------------------  ------------------
                                     1999      1998      1999      1998
                                   --------  --------  --------  --------
                                   (in thousands except per share amounts)

Net income (loss)                  $    475  $    369  $  1,955  $   (171)
                                   --------  --------  --------  --------
Basic net income (loss) per share:

Weighted average number of
  common shares outstanding           6,208     6,242     6,213     6,162
                                   --------  --------  --------  --------
Basic net income (loss) per share  $   0.08  $   0.06  $   0.31  $  (0.03)
                                   ========  ========  ========  ========
Diluted net income
  (loss) per share:

Weighted average number of
  common shares outstanding           6,208     6,242     6,213     6,162
Weighted average number of
  common shares equivalents-
    Weighted average
      options outstanding                10         1        10      -
                                   --------  --------  --------  --------
Weighted average number of common
  and common equivalent shares        6,218     6,243     6,223     6,162
                                   --------  --------  --------  --------
Diluted net income
  (loss) per share                 $   0.08  $   0.06  $   0.31  $  (0.03)
                                   ========  ========  ========  ========

The net loss per share, basic and diluted, for the nine months ended December 31, 1998 was computed using the weighted average number of shares actually outstanding during the period and any common share equivalents were excluded because their impact would have been anti-dilutive.

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

The Company currently has an installed base of more than 600 healthcare information systems serving PHOs, MSOs, group practices, specialty practices, dental schools and other healthcare organizations, each of which consists of from one to 250 physicians or dentists. The Company believes that as healthcare providers are increasingly required to reduce costs while maintaining the quality of healthcare, the Company will be able to capitalize on its strategy of providing fully integrated information systems and superior client service.

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

Through March 31, 1998, the Company recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, "Software Revenue Recognition" ("SOP 91-1"). The AICPA adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), that supersedes SOP 91-1 and became effective for the Company on April 1, 1998. There can be no assurance that application and subsequent interpretations of this pronouncement by the Company, its independent auditors or the Securities and Exchange Commission will not further modify the Company's revenue recognition policies, or that such modifications would not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its licensing or services practices to conform to SOP 97-2, or that such changes, if adopted, would not result in delays or cancellations of potential sales of the Company's products.

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


YEAR 2000 ISSUES.

The Company is aware of issues associated with the programming code in existing computer systems with regard to the millennium change. In particular, software applications that use only two digits to identify a year in the date field may fail or create errors in the year 2000 ("Year 2000 Issues").Year 2000 Issues create risk for the Company from unforeseen problems in computer systems that the Company sells to customers on a nationwide basis which are used, among other things, to process their financial transactions and schedule patients ("Company Products"), as well as systems that the Company uses internally to provide certain services to its customers and to process its own financial transactions ("Internal Use Systems"). The potential costs and uncertainties associated with Year 2000 Issues depend upon a number of factors, including the Company's proprietary and third party developed software, hardware (hardware and third party developed software will hereinafter be referred to collectively as "Third Party Products") and the nature of the industry in which the Company operates.

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

                                      Three Months        Nine Months
                                          Ended               Ended
                                      December 31,        December 31,
                                    ----------------    ----------------
                                     1999      1998      1999      1998
                                    ------    ------    ------    ------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies             50.4%     56.6%     55.0%     55.6%
  Maintenance and other services      49.6      43.4      45.0      44.4
                                    ------    ------    ------    ------
                                     100.0     100.0     100.0     100.0

Cost of Products and Services         45.7      45.7      45.4      48.0
                                    ------    ------    ------    ------
Gross Profit                          54.3      54.3      54.6      52.0

Selling, General and
  Administrative Expenses             35.9      38.4      33.9      42.0
Research and Development Costs        10.9       9.5      10.2      11.0
                                    ------    ------    ------    ------
Income (Loss) from Operations          7.5       6.4      10.5      (1.0)

Investment Income                      2.0       1.2       1.9       1.1
                                    ------    ------    ------    ------
Income before
  Provision for Income Taxes           9.5       7.6      12.4       0.1

Provision for Income Taxes             4.1       3.4       5.4       0.8
                                    ------    ------    ------    ------
Net Income (Loss)                      5.4%      4.2%      7.0%     (0.7)%
                                    ======    ======    ======    ======


FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998.
-------------------------------------------------------------

The Company's net income for the three months ended December 31, 1999 was $475,000, or $0.08 per share on a basic and diluted basis, as compared to net income of $369,000, or $0.06 per share on a basic and diluted basis, for the three months ended December 31, 1998.

Net Revenues. Net revenues were unchanged at $8.8 million for the three months ended December 31, 1999 and 1998. Sales of computer systems, upgrades and supplies decreased 11.3% to $4.4 million from $5.0 million while net revenues from maintenance and other services grew 14.3% to $4.4 million from $3.8 million during the comparable periods. The decrease in net revenues from sales of computer systems, upgrades and supplies was principally the result of a decrease in the sales of the Legacy Product. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance and other services revenue together with an increase in revenues generated from the Company's electronic data interchange services.

Cost of Products and Services. Cost of products and services for the three months ended December 31, 1999 was unchanged at $4.0 million as compared to the three months ended December 31, 1998 and the cost of products and services as a percentage of net revenues was also unchanged at 45.7% for the respective periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1999 decreased 6.6% to $3.2 million as compared to $3.4 million for the three months ended December 31, 1998. Selling, general and administrative expenses as a percentage of net revenues decreased to 35.9% from 38.4% as a result of the reduced expenses. The decrease in the amount of such expenses resulted primarily from the cost savings effected with the merger beginning in October 1998 of the NextGen EPM and NextGen EMR sales forces and the related marketing efforts.

Research and Development Costs. Research and development costs for the three months ended December 31, 1999 increased 14.3% to $962,000 as compared to $842,000 for the three months ended December 31, 1998. Research and development costs as a percentage of net revenues increased to 10.9% as compared to 9.5% for the respective periods as a result of the effect of the increased research and development expenses.

Investment Income. Investment income for the three months ended December 31, 1999 was $183,000 while investment income for the December 31, 1998 period was $109,000. The December 1998 quarter included recognition of a $39,000 unrealized loss in connection with an investment in a fund which traded in special situation securities. The investment was fully liquidated by March 31, 1999. There was no similar loss in the December 1999 quarter. The balance of the increase in the December 1999 quarter as compared to the December 1998 quarter was principally due to greater available cash balances for investment during the 1999 quarter.

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 1999 was $365,000 as compared to $298,000 for the three months ended December 31, 1998. The provisions for income taxes for the three months ended December 31, 1999 and 1998 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.


FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998.
------------------------------------------------------------

The Company's net income for the nine months ended December 31, 1999 was $2.0 million, or $0.31 per share on a basic and diluted basis, as compared to a net loss of ($171,000), or ($0.03) per share on a basic and diluted basis, for the nine months ended December 31, 1998.

Net Revenues. Net revenues for the nine months ended December 31, 1999 increased 15.2% to $27.6 million from $24.0 million for the nine months ended December 31, 1998. Sales of computer systems, upgrades and supplies increased 13.8% to $15.2 million from $13.3 million, while net revenues from maintenance and other services grew 16.8% to $12.4 million from $10.6 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of increases in the sales of the CPS product and NextGen EPM and NextGen EMR systems offset in part by a decrease in sales of the Legacy Product. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance and other services revenue together with an increase in revenues generated from the Company's electronic data interchange services.

Cost of Products and Services. Cost of products and services for the nine months ended December 31, 1999 increased 9.0% to $12.5 million from $11.5 million for the nine months ended December 31, 1998 while cost of products and services as a percentage of net revenues decreased to 45.4% from 48.0% during the comparable periods. The increase in the cost of products and services results from the impact of increased sales in the December 31, 1999 period together with a change in the relative mix of hardware content of such sales. The cost of products and services as a percentage of net revenues decreased as a result of the impact of increased sales in the December 31, 1999 period together with a change in the relative mix of hardware content of such sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 1999 decreased 7.2% to $9.3 million as compared to $10.1 million for the nine months ended December 31, 1998. Selling, general and administrative expenses as a percentage of net revenues decreased to 33.9% from 42.0%. The decrease in the amount of such expenses resulted primarily from the cost savings effected with the merger beginning in October 1998 of the NextGen EPM and NextGen EMR sales forces and the related marketing efforts. The decrease of such expenses as a percentage of net revenues resulted from the increase in net revenues between the comparable periods together with the aforementioned cost savings.

Research and Development Costs. Research and development costs for the nine months ended December 31, 1999 increased 7.2% to $2.8 million from $2.6 million for the nine months ended December 31, 1998. Research and development costs as a percentage of net revenues decreased to 10.2% as compared to 11.0% for the respective periods primarily as a result of the effect of the increase in net revenues for the December 1999 period.

Investment Income. Investment income for the nine months ended December 31, 1999 and 1998 was $531,000 and $260,000, respectively. The increase resulted principally from the recognition of a $242,000 unrealized loss during the 1998 period in connection with an investment in a fund which traded in special situation securities. The investment was fully liquidated by March 31, 1999. There was no similar unrealized loss in the 1999 period.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 1999 and 1998 was $1.5 million and $202,000, respectively. The provision for income taxes for the nine months ended December 31, 1999 and 1998 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.


LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents increased $2.0 million for the nine months ended December 31, 1999 primarily as a result of cash provided by operating activities. Cash and cash equivalents decreased $2.6 million for the nine months ended December 31, 1998 primarily as a result of the payment of the final cash portion of the purchase price for the MicroMed business.

Net cash provided by operating activities for the nine months ended December 31, 1999 was $3.3 million consisting primarily of the Company's $2.0 million in net income adjusted for the principal non-cash operating expenses of depreciation and amortization plus an increase in deferred service revenue offset in part by decreases in accounts payable and income tax related accounts. Net cash provided by operating activities for the nine months ended December 31, 1998 was $2.3 million consisting primarily of the Company's ($171,000) net loss adjusted for the principal non-cash operating expenses of depreciation and amortization plus an increase in deferred service revenue offset in part by an increase in income tax related accounts.

Net cash used in investing activities for the nine months ended December 31, 1999 was $1.2 million consisting principally of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the nine months ended December 31, 1998 was $4.7 million consisting principally of the $3.8 million cash portion of the final payment for the MicroMed business, plus additions to equipment and improvements and capitalized software offset in part by proceeds from the sale of certain short-term investments.

Net cash used in financing activities for the nine months ended December 31, 1999 was $51,000 consisting of the purchase of 9,400 shares of the Company's Common Stock offset in part by proceeds from the exercise of stock options. Net cash used in financing activities for the nine months ended December 31, 1998 was $100,000 consisting of the purchase of 30,000 shares of the Company's Common Stock offset in part by proceeds from the exercise of stock options.

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the Company's outstanding Common Stock at various times through February 1998, subject to compliance with applicable laws and regulations. On February 9, 1998, the Company's Board of Directors extended this authorization through February 9, 1999 and on February 9, 1999 further extended this authorization through February

28, 2000. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the nine months ended December 31, 1999, the Company repurchased 9,400 shares at a cost of $57,000. Since the inception of the repurchase authorization through January 28, 2000, 109,900 shares have been repurchased at a cost of $630,000.

At December 31, 1999, the Company had cash and cash equivalents of $16.2 million and short-term investments of $235,000. Except for the Company's intention to expend funds for the development of complementary products to its existing product line and alternative versions of certain of its products for the client-server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 2000 will be comparable to fiscal 1999. The Company believes that its cash and cash equivalents and short-term investments on hand at December 31, 1999, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

                          YEAR 2000 COMPLIANCE.

INTRODUCTION.

The Company is aware of issues associated with the programming code in existing computer systems with regard to the millennium change. In particular, software applications that use only two digits to identify a year in the date field may fail or create errors in the year 2000 ("Year 2000 Issues"). Year 2000 Issues create risk for the Company from unforeseen problems in computer systems that the Company sells to customers on a nationwide basis which are used, among other things, to process their financial transactions and schedule patients ("Company Products"), as well as systems that the Company uses internally to provide certain services to its customers and to process its own financial transactions ("Internal Use Systems"). The potential costs and uncertainties associated with Year 2000 Issues will depend upon a number of factors, including the Company's proprietary and third party developed software, hardware (hardware and third party developed software will hereinafter be referred to collectively as "Third Party Products") and the nature of the industry in which the Company operates.

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

The Company's Legacy Product has required significant development and remediation efforts in connection with Year 2000 Issues with many of these efforts commencing in 1997. The Company completed its development efforts in connection with Year 2000 Issues associated with the Legacy product and certain associated ancillary products during calendar 1999. Also during calendar 1999, the Company completed deployment of Version 9 of its Legacy Product which version has been designed to be Year 2000 compliant. The Company continues to test and monitor performance of Version 9 and ancillary products in customer environments and expects to deliver and deploy maintenance releases in the ordinary course of business.

Based on the Company's assessment to date, the Company believes continuing efforts will be required to assist customers in deploying and testing Version 9 in many of the customers' unique environments. The Company also expects an increase in service and support effort during the early months of the year 2000.

Third Party Products Sold by the Company. The Company works closely with vendors of significant Third Party Products sold by the Company. In addition, Company Products have been tested with certain Third Party Products. Based upon its current assessments, the Company believes that it has received adequate assurances that significant Third Party Product vendors have successfully addressed their significant identified Year 2000 Issues on a timely basis. Due to uncertainties associated with Third Party Product vendors, the Company is unable to predict whether a material adverse effect on the Company's business, results of operations and financial condition may result from Year 2000 Issues related to Third Party Products despite the Company's current assessment to the contrary.

Internal Use Systems. Based upon the Company's assessment efforts to date, the Company believes that its critical Internal Use Systems are Year 2000 compliant.

Certain of the Internal Use Systems are proprietary and were developed by the Company. Company personnel have used similar techniques to identify Year 2000 Issues with its Company Products and proprietary Internal Use Systems. The critical proprietary Internal Use Systems have either been modified by Company personnel or replaced with third party developed systems which the Company believes will not fail as a result of Year 2000 Issues. The Company has communicated with developers and/or vendors of certain of its third party developed Internal Use Systems to determine the extent to which those products and services are Year 2000 compliant. Based upon its current assessments, the Company believes that it has received adequate assurances that critical third party developed Internal Use Systems are Year 2000 compliant.

Contingency Plans. The Company has engaged in contingency planning to address company-wide personnel, resource, technical and communication matters in connection with foreseeable scenarios that may develop from Year 2000 Issues despite the Company's remediation efforts. The Company expects that its development, remediation, testing, deployment and contingency planning efforts with respect to Company Products, Third Party Products and Internal Use Systems will continue beyond December 31, 1999. The Company's contingency planning includes possible (1) failure by the Company and its vendors to complete efforts to avoid or minimize the impact of Year 2000 Issues on a timely basis; (2) failure of customers to be ready for, or cooperate with, the deployment of Year 2000 compliant Company Products on a timely basis; and, (3) delay, deferral or cancellation by customers of current installations and prospective purchase decisions with respect to Company Products. A reasonably likely "worst case" scenario has not been identified, but it is anticipated that such scenario would include the failure of significant communications and computing infrastructures by the Company, its customers and its suppliers together with failures of infrastructures encompassing utilities, transportation, banking and government.


COSTS.

The total cost to address the Company's Year 2000 Issues were not material to the Company's financial condition. The Company does not separately track all of its internal personnel costs incurred in connection with identifying and resolving Year 2000 Issues. Excluding internal costs, total expenditures to address Year 2000 Issues were less than $100,000. All of these expenditures have been funded from operations.

                        PART II. OTHER INFORMATION.
                        -------- ------------------


Item 6. Exhibits and Reports on Form 8-K.
------- ---------------------------------


(a) Exhibits:
    ---------

The Exhibits listed on the accompanying Index to Exhibits on page 28 are filed as part of this report.


(b) Reports on Form 8-K:
    --------------------

None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QUALITY SYSTEMS, INC.


Date:  February 10, 2000            By       /s/ Sheldon Razin
                                   ----------------------------------
                                   Sheldon Razin
                                   President and Chairman
                                   of the Board of Directors;
                                   Principal Executive Officer

Date:  February 10, 2000            By       /s/ Robert G. McGraw
                                   ----------------------------------
                                   Robert G. McGraw
                                   Chief Financial Officer;
                                   Principal Accounting Officer


                             INDEX TO EXHIBITS



                                                            Sequential
                                                                  Page
   Exhibit                                                         No.
   -------                                                  ----------


      27.0    Financial Data Schedule, is filed herewith.           29

                               EXHIBIT 27.0