Form 10-K
period 2000-03-31
QUALITY SYSTEMS INC
filed 2000-06-28
CIK 708818

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended March 31, 2000

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2000: $19,749,660. (*)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 31, 2000: 6,212,966.

                     DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 2000 annual meeting which is to be filed with the Commission on or before July 29, 2000.

-----------------------------------------------------------------------

(*) For purposes of this report, in addition to those shareholders which fall within the definition of "affiliates" under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant's Common Stock are deemed to be affiliates.

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

                             COMPANY OVERVIEW.

Quality Systems, Inc. ("QSI") and its wholly-owned subsidiaries, Clinitec International, Inc. ("Clinitec") and MicroMed Healthcare Information Systems, Inc. ("MicroMed"), (collectively, the "Company") develop and market healthcare information systems that automate medical and dental group practices, physician hospital organizations ("PHOs"), management service organizations ("MSOs"), community health centers and dental schools. In response to the growing need for more comprehensive, cost-effective information solutions for physician and dental practices, the Company's systems provide its clients with the ability to redesign patient care and other workflow processes, improve productivity, reduce information processing and administrative costs, and provide multi-site access to patient information. The Company's proprietary software systems include general patient information, electronic medical records, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, dental charting, and letter generation. Several of the Company's proprietary software systems may be operated remotely using thin client connectivity or a standard web browser. In addition to providing fully integrated software information solutions to its clients, the Company offers comprehensive hardware and software installation services, maintenance and support services, system training services, and electronic insurance claims submission services.

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

During fiscal 1998, QSI released a new product, the Clinical Product Suite ("CPS"), a comprehensive dental solution designed specifically for the large dental group practice environment. CPS integrates the dental Legacy Product with a computer-based clinical information system that incorporates a wide range of clinical tools, including electronic charting of dental procedures, treatment plans and existing conditions; periodontal charting, via light-pen, voice-activation, or keyboard entry, for full periodontal examinations and PSR scoring; digital imaging of x-ray and intra-oral camera images; computer-based patient education modules; full access to patient information, treatment plans, and insurance plans; and document and image scanning for digital storage and linkage to the electronic patient record. CPS incorporates a Windows-based client/server technology consisting of one or more file servers together with any combination of desktops or laptops. The file server(s) used in connection with CPS utilize(s) a Windows NT** operating system. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations.

QSI's wholly owned subsidiaries, Clinitec and Micromed, develop and sell both proprietary electronic medical records software and practice management systems under the product name of NextGen***. Major product categories of the NextGen suite of applications include Electronic Medical Records (NextGen-emr), Enterprise Practice Management (NextGen-epm), Enterprise Appointment Scheduling (NextGen-eas), Enterprise Master Patient Index (NextGen-epi), Managed Care, Electronic Data Interchange, System Interfaces, Internet Operability (NextGen web), and a Patient-centric and Provider-centric Web Portal Solution (NextMD).

NextGen-emr allows healthcare providers to create and maintain medical records using a series of user-definable clinical "templates." Data is generally captured using a light pen or a mouse, and entries are then turned into sentences and/or paragraphs to create documentation. NextGen-emr also supports the scanning and annotation of paper documents, photographs and X-rays, and contains many other advanced features. NextGen-emr is marketed both in conjunction with the Company's practice management software offerings as well as on a stand-alone basis where NextGen-emr may interface with other practice management systems. The Company believes that it currently provides a comprehensive information management solution for the medical marketplace.




*    UNIX is a registered trademark of AT&T Corporation.
** Microsoft Windows, Windows NT, Windows 95 and Windows 98 are registered Trademarks of Microsoft Corporation.
***  NextGen is a registered trademark of Clinitec International, Inc.

NextGen-epm has been developed with a client/server architecture; a GUI design utilizing either Windows 95, Windows 98, Windows 2000, or Windows NT operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant. NextGen-epm is designed to provide a flexible, enterprise-wide solution employing a master patient index.

Recognizing the need and benefits to be obtained by using its software in conjunction with the capabilities of the Internet, the Company enhanced its enterprise practice management and electronic medical software packages in Fiscal 2000 to enable them to be run via Private Intranet or the Internet in an Application Services Provider (ASP) environment.

Additionally, in April 2000, the Company announced the launch of an Internet-based consumer health portal, NextMD.com. NextMD.com will be a vertical portal for the healthcare industry, linking patients with their physicians, insurers, laboratories, and online pharmacies, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal will be able to request appointments, send appointment changes or cancellations, receive test results online, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, online environment. The Company's NextGen suite of information systems will be linked to NextMD.com, integrating a number of these features with physicians' existing systems.

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

To compete under the constraints of managed care while maintaining quality of services, healthcare provider organizations have placed increasing demands on their information systems. Initially, these information systems automated financial and administrative functions. As it became necessary to manage patient flow processes, the need arose to integrate "back-office" data with such clinical information as patient test results and office visits. Particularly for larger organizations and group practices, the Company believes information systems must allow enterprise-wide exchange of patient information incorporating administrative, financial and clinical information from multiple entities, while focusing on the primary care provider. In addition, large healthcare organizations increasingly require information systems that can deliver high performance in environments with multiple concurrent computer users.

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

As healthcare organizations transition to new computer platforms and newer technologies, experts believe such organizations will be migrating toward the implementation of enterprise-wide, patient-centered computing systems embedded with automated patient medical records. These organizations cannot afford significant downtime or reeducation, nor can they prudently risk choosing a system that has not proven its ability to handle high volume processing with continuous dependability. The Company believes, therefore, that successful systems vendors in the market most likely will have a sufficient installed base and adequate resources to offer high quality, fully integrated products together with the value-added services needed to expand and support growing clients throughout this evolutionary process.

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

                        PRACTICE MANAGEMENT SYSTEMS.

The Legacy Product consists primarily of proprietary healthcare software applications together with third party hardware and other non-industry specific software. The systems range in capacity from one to hundreds of users, allowing the Company to address the needs of both small and large organizations. The systems are modular in design and may be expanded to grow with changing client requirements.

The software configuration for a typical Legacy Product system includes a basic medical or dental application and additional software to meet identified needs of each client. The basic Legacy Product software automates many aspects of group practice management, including general patient registration, appointment scheduling, billing, insurance claims submission and processing, and treatment planning. Add-on applications include such modules as outside referral management for managed care, patient eligibility, electronic insurance claims and electronic patient statements processing, and various proprietary and third party accounting and word-processing packages.

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

NextGen-epm expands the Company's practice management system product line that historically has been primarily character-based software solutions. NextGen-epm has been developed using a GUI client/server platform for compatibility with Windows 95, Windows 98, Windows 2000, and Windows NT operating systems and a relational database that is ANSI SQL-compliant. NextGen-epm, which has been designed initially for healthcare provider networks, is scalable and includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model.

NextGen-epm is designed to be used on any computer that supports
Windows 95, Windows 98, Windows 2000, or Windows NT operating systems. The system's three-tiered architecture allows work to be performed on the database server, the application server and the client workstation.

*   RS6000 is a registered trademark of International Business Machines
    Corporation.
**  AIX is a registered trademark of International Business Machines
    Corporation.

To date, the Company generally has made hardware recommendations for NextGen-epm to its clients based upon information provided by each client. However, the client is responsible for the ultimate selection, installation, and integration of the hardware that each client purchases directly from third party suppliers other than the Company.

Recognizing the need and benefits to be obtained by using its software in conjunction with the capabilities of the Internet, the Company enhanced its NextGen-epm in Fiscal 2000 to enable NextGen-epm to be run via private Intranet or the Internet in an Application Services Provider (ASP) environment.

The Company has previously released an Internet dental practice management product, QSINET that includes such features as patient registration, scheduling, collections and receivables tracking, treatment planning, and management reporting. QSINET connects dental groups to the extensive and growing electronic commerce network enabling users to process insurance claims and patient statements more rapidly and also allows the practice to communicate with its patients via e-mail for appointment reminders, treatment recalls, and other patient notifications. The system can be accessed using a personal computer with Internet access. In addition, the Company has also provided an Intranet solution to several of its clients based on the QSINET product. The Company does not generally provide any hardware in connection with its Internet/intranet products.

                              CLINICAL SYSTEMS.

Clinitec provides software applications that are complementary to, and interface with, the Company's medical practice management offerings. The applications incorporated into the Company's practice management solutions (such as scheduling, eligibility, billing and claims processing) are augmented by clinical information captured by NextGen-emr, including services rendered and diagnoses used for billing purposes.

NextGen-emr was developed with a client/server architecture and a graphical user interface ("GUI") utilizing Microsoft Windows 95, Windows 98, Windows 2000, or Windows NT on each workstation and either Windows NT, UNIX or Novell* on the server. NextGen-emr maintains data using an industry standard relational database engine such as Microsoft SQL Server**, INFORMIX*** or Oracle****. The system is scalable from one to hundreds of workstations.

NextGen-emr stores and maintains clinical data including:

-    Data captured using user-customized input "templates";
- Scanned or electronically acquired images, including x-rays and photographs;
- Data electronically acquired through interfaces with clinical instruments;
- Other records, documents or notes, including electronically captured handwriting and annotations; and
-    Digital voice recordings.


*   	Novell is a registered trademark of Novell, Inc.
**   Microsoft is a registered trademark and SQL Server is
    	a registered trademark of Microsoft Corporation.
***  INFORMIX is a registered trademark of Informix Corporation.
**** Oracle is a registered trademark of Oracle Corporation.

NextGen-emr also offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders, and powerful reporting and data analysis tools.

NextGen-emr is sold either as a combination of software and services, or as a turnkey system including computer hardware, which can include network servers, PC workstations, tape back-up units, printers, scanners and requisite operating system software. Computer hardware for turnkey systems is purchased for resale by the Company from third party manufacturers or distributors.

Recognizing the need and benefits to be obtained by using its software in conjunction with the capabilities of the Internet, the Company enhanced the NextGen-emr application in Fiscal 2000 to enable NextGen-emr to be run via private Intranet or the Internet in an Application Services Provider (ASP) environment.

Additionally, in April 2000, the Company announced the launching of an Internet-based consumer health portal, NextMD.com. NextMD.com will be a vertical portal for the healthcare industry, linking patients with their physicians, insurers, laboratories, and online pharmacies, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal will be able to request appointments, send appointment changes or cancellations, receive test results on-line, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, on-line environment. The Company's NextGen suite of information systems will be linked to NextMD.com, integrating a number of these features with physicians' existing systems.

The Company's dental charting software system, the Clinical Product Suite,
(CPS) is a comprehensive dental solution designed specifically for the large dental group practice environment. CPS integrates the dental Legacy Product with a computer-based clinical information system that incorporates a wide range of clinical tools, including:

- Electronic charting of dental procedures, treatment plans and existing conditions;
- Periodontal charting, via light-pen, voice-activation, or keyboard entry, for full periodontal examinations and PSR scoring;
-   Digital imaging of x-ray and intra-oral camera images;
- Computer-based patient education modules, viewable chairside to enhance case presentation;
- Full access to patient information, treatment plans, and insurance plans via a fully integrated interface with the dental Legacy Product; and
- Document and image scanning for digital storage and linkage to the electronic patient record.

The result is a comprehensive clinical information management system that saves time, reduces costs, improves case presentation, and enhances the delivery of dental services and quality of care. Clinical information is managed and maintained electronically thus forming an electronic patient record that allows for the implementation of the "chartless" office.

CPS incorporates a Windows-based client/server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize(s) a Windows NT operating system and the hardware is typically a Pentium* based single or multi-processor platform. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations. A typical configuration may also include redundant disk storage, magnetic tape units, intra and extra oral cameras, digital x-ray components, digital scanners, conventional and flat screen displays, and printers. The hardware components, including the requisite operating system licenses, are purchased from third party manufacturers or distributors either directly by the customer or by the Company for resale to the customer.

ELECTRONIC DATA INTERCHANGE.

The Company makes available electronic data interchange (EDI)capabilities and services to its customers which increase the utility of the system for these customers. These EDI capabilities and services facilitate the sharing of information across multiple business entities to increase office efficiency; reduce processing time and shorten accounts receivable days; and reduce the possibilities of errors. The EDI capabilities encompass direct interfaces between the Company's products and external third-party systems, as well as transaction-based services. Services include:

- Electronic claims submission through the Company's relationships with a number of national claims clearinghouses;
- Electronic patient statements, appointment reminder cards, recall cards, patient letters, and other correspondence;
-  Electronic insurance eligibility verification;
- Electronic posting of remittances from insurance carriers into the accounts receivable application.

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

*   Pentium is a registered trademark of Intel Corporation

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

The Company has numerous clients and does not believe that the loss of any single client would have a material adverse effect on the Company. No client accounted for ten percent or more of net revenues during fiscal years ended March 31, 2000, 1999 or 1998.

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

The Company's continuing system support staff is comprised of specialists who are knowledgeable in the area of hardware and software technology as well as in the day-to-day operations of a group practice. This system support ranges from correcting minor procedural problems in the client's system to performing complex database reconstructions or software updates. The Company also utilizes an automated online support system for the Legacy Product which assists clients in resolving minor problems and facilitates automated electronic retrieval of problems and symptoms following a client's call to the automated support system. Additionally, this online support system maintains a complete call record at both the client's facility and the Company.

The Company offers its clients support services for most system components, including hardware and software maintenance, for a fixed monthly or quarterly fee. The Company also subcontracts, in certain instances, with IBM to perform specific hardware maintenance tasks under the Company's direction. This arrangement has provided the Company with economies of scale associated with IBM's service infrastructure while still maintaining service standards.

                       IMPLEMENTATION AND TRAINING.

The Company offers implementation and training services and believes that its system delivery, implementation and support services are key elements of successful client relationships. When a client signs a contract for the purchase of a system, a client manager/implementation specialist, trained in medical and/or dental group practice procedures, is assigned to assure that the client is fully informed of system options and that the proper software system configuration is installed. This information is determined through discussions with the client and observation of the client's practice. Once the set of software features is established, the software configuration unique to a given client can be created in an automated fashion.

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

There can be no assurance that the NextGen suite of applications will achieve broad market acceptance or will successfully compete with other Windows-based practice management software products.

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

The market for electronic medical records systems is highly competitive and subject to rapid changes in technology. The Company expects that market competition will increase as new competitors enter the marketplace. The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates the electronic medical records market. Many of the Company's competitors have substantially greater name recognition and technical, marketing and financial resources. The Company believes its principal competitive advantages are the features and flexibility of its NextGen products. There can be no assurance that future competition or new product introductions in the electronic medical records market will not have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the NextGen suite of applications will achieve broad market acceptance.

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

                    PRODUCT ENHANCEMENT AND DEVELOPMENT.

The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring the Company to engage in continuing efforts to improve its systems. During fiscal years 2000, 1999 and 1998 the Company expended approximately $4.9 million, $4.8 million and $4.9 million, respectively, on research and development activities including capitalized software amounts of $1.1 million, $1.2 million and $1.9 million, respectively. In addition, many of the Company's product enhancements have resulted from software development work performed under contracts with its clients. To the extent that the Company fails to achieve technological advances comparable to those made by others in the computer and healthcare information management industries, its products and services may become obsolete.

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

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) mandates the use of national standards for transmissions of certain patient healthcare information, prescribed security measures to protect the confidentiality of such information, and other provisions within two years after the adoption of final regulations by the Department of Health and Human Services ("HHS"). The Company is following the progress of the HHS implementation of HIPAA, but at this time, it is uncertain what regulations will be ratified by HHS and the impact of those regulations on the Company's products and services and on the products and services offered by our business partners.

Our intention is to modify our products and services as necessary to become compliant with the final regulations but there can be no assurance that the Company will be able to do so in a timely manner.

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

                                 EMPLOYEES.

As of May 31, 2000, the Company employed 232 persons of which 228 were full-time employees. Systems analysts, programmers and qualified sales and marketing personnel are in short supply and, consequently, competition for such individuals is intense. The Company believes that its future success depends in part upon recruiting and retaining qualified marketing and technical personnel as well as other employees. The Company considers its employee relations to be good.

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

Through March 31, 1998, the Company recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, "Software Revenue Recognition" ("SOP 91-1"). The AICPA has adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), that supersedes SOP 91-1 and became effective for the Company on April 1, 1998. There can be no assurance that application and subsequent interpretations of this pronouncement by the Company, its independent auditors or the Securities and Exchange Commission will not further modify the Company's revenue recognition policies, or that such modifications would not have a material adverse effect on the operating results reported in any particular quarter.

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

LITIGATION.

The Company faces several Federal and State securities actions (see "Item
3. Legal Proceedings."). At this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions. However, the uncertainty associated with substantial unresolved litigation may be expected to have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirors from bidding for the Company or reducing the consideration such acquirors would otherwise be willing to pay in connection with an acquisition.

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

ABILITY TO MANAGE GROWTH.

The Company has experienced periods of growth has increased personnel, which has placed, and may continue to place, a significant strain on the Company's resources. The Company also anticipates expanding its overall software development, marketing, sales, client management and training capacity. In the event the Company is unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on the Company. In addition, the Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on significant expansion of its research and development, marketing and sales, management, and administrative and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

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

PRODUCT LIABILITY.

Certain of the Company's products provide applications that relate to patient clinical information. Any failure by the Company's products to provide accurate and timely information could result in claims against the Company. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed physicians, or delivery of information by a third party-site that a consumer accesses through the Company's web sites, exposes the Company to malpractice or other personal injury liability for wrongful delivery of healthcare services or erroneous health information. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources.

Certain physicians or other healthcare professionals who use the Company's Internet based products will directly enter health information about their patients including information that constitutes a record under applicable law, that the Company will store on the Company's computer systems. Numerous federal and state laws and regulations, the common law, and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

-	   State privacy and confidentiality laws;
-	   The Company's contracts with customers and partners;
-	   State laws regulating healthcare professionals, such as physicians, pharmacists and nurse practitioners;
-	   Medicaid laws;
-	   The Heath Insurance Portability and Accountability Act of 1996 and
     related rules proposed by the Heath Care Financing Administration; and Health Care Financing Administration standards for Internet transmission of health data.

The U.S. Congress has been considering proposed legislation that would establish a new federal standard for protection and use of health information. Any failure by us or by our personnel or partners to comply with any of these legal and other requirements would result in material liability.

Although the company has systems in place for safeguarding patient health information from unauthorized disclosure, these systems may not preclude successful claims against the Company for violation of applicable law or other requirements. Other third-party sites or links that consumers access through the Company's web sites also may not maintain systems to safeguard this health information, or may circumvent systems the Company put in place to protect the information from disclosure. In addition, future laws or changes in current laws may necessitate costly adaptations to the Company's systems.

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

In the year 2001, the Department of Health and Human Services expects to finalize proposed regulations at the federal level authorized under the Health Insurance Portability and Accountability Act of 1996. These proposed regulations will establish new federal standards for privacy of health information. The Company anticipates that these regulations will directly affect the Company's products and services, but the Company cannot accurately predict the impact at this time. Achieving compliance with these regulations could be costly and distract management's attention and other resources from the Company's historical business, and any noncompliance by the Company could result in civil and criminal penalties. In addition, development of related federal and state regulations and policies on confidentiality of health information could negatively affect the Company's business.

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

YEAR 2000

The Company is aware of issues associated with the programming code in existing computer systems related to the millennium. In particular, software applications that use only two digits to identify a year in the date field may fail or create errors in the year 2000 ("Year 2000 Issues"). Year 2000 Issues create risk for the Company from unforeseen problems in computer systems that the Company sells to customers on a nationwide basis which are used, among other things, to process their financial transactions and schedule patients ("Company Products"), as well as systems that the Company uses internally to provide certain services to its customers and to process its own financial transactions ("Internal Use Systems"). The potential costs and uncertainties associated with Year 2000 Issues will depend upon a number of factors, including the Company's proprietary and third party developed software, hardware (hardware and third party developed software will hereinafter be referred to collectively as "Third Party Products") and the nature of the industry in which the Company operates.

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

The failure of one or more Internal Use Systems as a result of Year 2000 Issues may have a material adverse impact upon the Company's business, results of operations and financial condition. The Company cannot be sure that Year 2000 Issues will not affect its business. Thus far, the Company has incurred no materially adverse problems related to Year 2000 Issues associated with the computer systems, software, other property and equipment it uses. However, the Company cannot guarantee that Year 2000 Issues will not adversely affect its business, operating results or financial condition at some point in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Implications.".

Item 2. Properties.
        -----------
The Company's principal administrative, data processing, marketing and development operations are located in approximately 19,000 square feet of leased space in Tustin, California under a lease which expires in March 2001. In addition, the Company leases approximately 13,000 square feet of space in Santa Ana, California to house its assembly and warehouse operations, approximately 15,000 square feet of space in Horsham, Pennsylvania, the principal office for Clinitec, approximately 12,000 square feet of space in Atlanta, Georgia, the principal office for MicroMed, and an aggregate of 4,000 square feet of space in Florida, Kansas, Minnesota, Texas, Wisconsin and Washington to house additional sales, training and service operations. These leases, including options, have expiration dates ranging from month-to-month to August 2001. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space is available, if needed, at commercially reasonable rates.

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

On January 25, 1999, the court denied plaintiffs' motion to certify the class representative and class legal counsel. Plaintiffs have appealed that decision. On February 25, 2000, the Fourth District Court of Appeals affirmed the order disqualifying the class legal counsel. On May 9, 2000, the Court of Appeals issued its Remittur certifying its decision as final. Plaintiff will seek new class counsel, however, the named defendants will again have the opportunity to oppose class certification.

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

On March 23, 1999, a purported class action and derivative complaint entitled IRVING ROSENZWEIG v. SHELDON RAZIN, ET AL. was filed in the Superior Court of the State of California for the County of Orange, in which Mr. Rosenzweig, on behalf of himself and all non-director shareholders, and derivatively on behalf of the Company, alleges that Sheldon Razin, John Bowers, William Bowers, Patrick Cline, Janet Razin and Gordon Setran (all of the foregoing individuals are directors of the Company) breached their fiduciary duties by allegedly entrenching themselves in their positions of control, failing to ensure that third-party offers involving the Company were fully and fairly considered, and/or failing to conduct a reasonable inquiry to assure the maximization of shareholder value. The complaint seeks declaratory and injunctive relief, an accounting of monetary damages allegedly suffered by plaintiff and the purported class, and attorneys' fees. Defendants demurred to each of the causes of action alleged in the complaint and the court sustained those demurrers with leave to amend in December 1999. Rather than file an amended complaint, plaintiff filed a motion for attorney's fees. Defendants, in turn, filed a motion to dismiss the action for failure to file an amended pleading within the time limit specified by the court. Those motions are currently pending.

The parties agreed to a settlement of action and stipulated to a final judgement and order which was entered by the court on May 15, 2000 at which time the action was dismissed. The final judgement and order provided for a dismissal of the action with prejudice, releases given to each of the defendants, and payment of the nominal sum of $100,000 (paid by the Company's Directors and Officers Liability Insurance Company) in full settlement of plaintiff's motion for attorney's fees. The settlement further expressly provided that it did not constitute an admission of any liability of defendants, which defendants continue to vigorously deny.

The Company is a party to various other legal proceedings incidental to its business, none of which are considered by the Company to be material.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

Executive Officers of the Registrant.
-------------------------------------

The executive officers of the Company as of May 31, 2000 were as follows:

       Name             Age                    Position
------------------    ------     -------------------------------------
Patrick B. Cline        39        Interim Chief Executive Officer

Greg Flynn              42        General Manager,
                                         Executive Vice President

Don L. Jackson          39        Vice President Marketing

Donn Neufeld            43        Vice President Software
                                         and Operations

David Razin             36        Vice President Business Development

Paul Holt        			    34	       Interim Chief Financial Officer,
                                         Secretary

Executive officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Additional information regarding the Company's executive officers is set forth below.

Patrick B. Cline has served as Interim Chief Executive Officer since April 2000. Mr. Cline has served as Executive Vice President of the Company since May 1996. Mr. Cline is a co-founder of Clinitec and has served as its President since its inception in January 1994 and as its Chief Operating Officer since May 1996 when it was acquired by QSI. Mr. Cline served as Clinitec's Chairman of the Board of Directors and Chief Executive Officer from January 1994 until May 1996. Prior to co-founding Clinitec, Mr. Cline served, from July 1987 to January 1994, as Vice President of Sales and Marketing with Script Systems, a subsidiary of InfoMed, a healthcare information systems company. From January 1994 to May 1994, after the founding of Clinitec, Mr. Cline continued to serve, on a part time basis, as Script Systems' Vice President of Sales and Marketing. Mr. Cline has held senior positions in the healthcare information systems industry since 1981. Mr. Cline has been appointed interim Chief Executive Officer following the resignation of Sheldon Razin on April 3, 2000.

Greg Flynn has served as the Company's General Manager since April 2000 and as Executive Vice President since August 1998 after serving as Vice President of Sales and Marketing from January 1996 to August 1998. Prior to January 1996, Mr. Flynn served as Vice President Administration since June 1992. In these capacities, Mr. Flynn has been responsible for numerous functions related to the ongoing management of the Company and sales. Previously, Mr. Flynn served as the Company's Vice President Corporate Communications. Since joining the Company in January 1982, Mr. Flynn has held a variety of increasingly responsible management positions within the organization. He holds a B.A. degree in English from the University of California, Santa Barbara.

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

David Razin has served as Vice President Business Development of the Company since August 1997. Before being named to this position, Mr. Razin served from 1995 to 1997 as Director of Product Development. In that position, Mr. Razin oversaw the development of the Company's Legacy Products, EDI services network and Internet/intranet applications. From 1988 to 1995, Mr. Razin held the position of Manager of Client Managing and Training. Prior to that, Mr. Razin held various positions in software development from 1985 to 1988. David Razin is the son of Sheldon Razin.

Paul Holt was appointed Interim Chief Financial Officer in May 2000. Mr. Holt has served as the Company's Controller since January, 2000. Prior to joining the Company, Mr. Holt was the Controller of Sierra Alloys Co., Inc., a titanium metal manufacturing company from August 1999 to December 1999. From May 1997 to July 1999, he was Controller of Refrigeration Supplies Distributor, a wholesale distributor and manufacturer of refrigeration supplies and heating controls. From March 1995 to April 1997, he was Assistant Controller of Refrigeration Supplies Distributor. Mr. Holt is a Certified Public Accountant and holds an M.B.A. from the University of Southern California and a B.A. in Economics from the University of California, Irvine.

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


  Quarter Ended                    High            Low
------------------              --------        --------
June 30, 1998                     11.25            7.25
September 30, 1998                 9.28            3.50
December 31, 1998                  5.00            3.00
March 31, 1999                     4.94            3.50

June 30, 1999                      6.56            3.75
September 30, 1999                 8.38            5.63
December 31, 1999                  7.75            5.88
March 31, 2000                    18.75            6.75


At May 31, 2000, there were approximately 153 holders of record of the Company's Common Stock. The Company estimates the number of beneficial holders of its Common Stock to be in excess of 1,200.

Through May 31, 2000, the Company has not paid cash dividends on shares of its Common Stock. The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends in the future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Item 6. SELECTED FINANCIAL DATA.
        ------------------------

The following selected financial data with respect to the Company's Consolidated Statements of Operations Data for each of the five years in the period ended March 31, 2000 and the Consolidated Balance Sheet Data as of the end of each such fiscal year are derived from the audited financial statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." included elsewhere herein.

             Consolidated Statements of Operations Data
              (In thousands, except for per share data)

                                          Year Ended March 31,
                              -------------------------------------------
                                2000     1999     1998     1997     1996
                              -------  -------  -------  -------  -------
Net Revenues                  $36,373  $33,816  $31,216  $20,127  $16,732
Cost of Products
  and Services                 16,395   15,834   13,509   10,089    7,929
                              -------  -------  -------  -------  -------
Gross Profit                   19,978   17,982   17,707   10,038    8,803
Selling, General
  and Administrative           12,645   13,495   12,485    7,736    3,897
Research and Development        3,726    3,603    3,072    1,978    1,567
Purchased In-Process
  Research and Development(1)    -        -      10,200    8,300      -
                              -------  -------  -------  -------  -------

Income (Loss)
  from Operations (3)           3,607      884   (8,050)  (7,976)   3,339
Investment Income                 759      413      971    1,285      482
                              -------  -------  -------  -------  -------
Income (Loss) before
  Provision for (Benefit
  from) Income Taxes (3)        4,366    1,297   (7,079)  (6,691)   3,821
Provision for (Benefit
  from) Income Taxes (2)        1,862      713   (2,463)     784    1,528
                              -------  -------  -------  -------  -------
Net Income (Loss) (3)         $ 2,504  $   584  $(4,616) $(7,475) $ 2,293
                              =======  =======  =======  =======  =======
Net Income (Loss) per Share:
  Basic (3)                   $  0.40  $  0.09  $ (0.77) $(1.26)  $  0.49
                              =======  =======  =======  =======  =======
  Diluted (3)                 $  0.40  $  0.09  $ (0.77) $(1.26)  $  0.49
                              =======  =======  =======  =======  =======
Weighted Average
  Shares Outstanding:
  Basic                         6,208    6,176    5,981    5,937    4,640
                              =======  =======  =======  =======  =======
  Diluted                       6,261    6,185    5,981    5,937    4,776
                              =======  =======  =======  =======  =======

                      Consolidated Balance Sheet Data
                              (in thousands)

                                                  March 31,
                               -------------------------------------------
                                 2000     1999     1998     1997     1996
                               -------  -------  -------  -------  -------
Cash and Cash Equivalents and
  Short-Term Investments       $16,169  $14,441  $17,080  $22,735  $28,944
Working Capital                 21,332   18,166   15,543   25,613   30,196
Total Assets                    44,136   40,218   40,916   37,866   37,272
Total Liabilities               12,053   10,554   13,475    5,596    4,571
Shareholders' Equity           $32,083  $29,664  $27,441  $32,270  $32,701
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

                                                  Year Ended March 31,
                                              ---------------------------
                                                2000      1999      1998
                                              -------   -------   -------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies                        52.9%     55.8%     64.9%
  Maintenance and other services                 47.1      44.2      35.1
                                              -------   -------   -------
                                                100.0     100.0     100.0
Cost of Products and Services                    45.1      46.8      43.3
                                              -------   -------   -------
Gross Profit                                     54.9      53.2      56.7
Selling, General and Administrative Expenses     34.8      39.9      40.0
Research and Development Costs                   10.2      10.7       9.8
Purchased In-Process Research and Development     -         -        32.7
                                              -------   -------   -------
Income (Loss) from Operations                     9.9       2.6     (25.8)
Investment Income                                 2.1       1.2       3.1
                                              -------   -------   -------
Income (Loss) before Provision
  for (Benefit from) Income Taxes                12.0       3.8     (22.7)
Provision for (Benefit from) Income Taxes         5.1       2.1      (7.9)
                                              -------   -------   -------
Net Income (Loss)                                 6.9%      1.7%    (14.8)%
                                              =======   =======   =======

FOR THE YEARS ENDED MARCH 31, 2000 AND 1999.

For the year ended March 31, 2000, the Company's net income was $2,504,000 or $0.40 per share on a basic and diluted basis. In comparison, the company earned $584,000 or $0.09 per share on a basic and diluted basis in the year ended March 31, 1999. The increase in net income was achieved through a combination of an increase in revenue from software systems sales, maintenance, and other services along with a reduction in selling, general and administrative expenses. Selling, general and administrative expenses declined due to the integration of the Company's two subsidiaries, Clinitec and Micromed. For the year ended March 31, 2000, revenue increased 7.6% to $36.4 million compared to $33.8 million in the year ended March 31, 1999. Selling, general and administrative expenses declined 6.3% to $12.6 million in the year ended March 31, 2000 compared to $13.5 million in the year ended March 31, 1999.

Net Revenues. Net revenues for the year ended March 31, 2000 increased 7.6% to $36.4 million from $33.8 million for the year ended March 31, 1999. Sales of computer systems, upgrades and supplies increased 2.0% to $19.2 million from $18.9 million while net revenues from maintenance and other service grew 14.6% to $17.1 from $14.9 million during comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally due to increased sales of the Company's Clinical Product Suite, NextGen-epm and NextGen-emr products offset by a decrease in sales of Legacy systems. The increase in maintenance and other services net revenue resulted primarily from the Company's increased client base together with an increase in revenues generated from the Company's electronic data interchange services. Revenue from the Company's electronic data interchange services increased 37.6% to $3.8 million for the year ending March 31, 2000 compared to $2.8 million in the year ending March 31, 1999.

Cost of Products and Services. Cost of products and services for the year ended March 31, 2000 increased 3.5% to $16.4 million from $15.8 million for the year ended March 31, 1999 while the cost of products and services as a percentage of net revenues decreased to 45.1% compared to 46.8% during the comparable periods. The decrease in cost of products and services as a percentage of net revenues resulted from a combination of: the effects of the increase of maintenance and other services revenues, a change in the mix of new systems sales toward systems with lower hardware content, a leveling out of product development, customer service, support and training costs, and an increase in the cost of electronic data interchange services. In the year ended March 31, 2000, the Company was able to leverage its existing infrastructure on to a higher level of computer systems, upgrades and supplies sales. This contributed to the reduction in cost of products and services as a percentage of revenue during the year ended March 31, 2000. Also, new computer systems sales in the year ended March 31, 2000 had a lower level of hardware content compared to the year ended March 31, 1999. System sales without significant hardware components generally yield higher margins than those systems sales with a higher level of hardware content. The mixture of sales with and without significant hardware components fluctuates from period to period. The effect of the mentioned items was slightly offset by an increase in revenue from electronic data interchange services which yield a lower margin than other products and services.

Selling, General and Administrative. Selling, general and administrative expenses for the year ending March 31, 2000 decreased 6.3% to $12.6 million from $13.5 million.

The decrease in selling, general and administrative expenses was primarily the result of the integration of Clinitec and Micromed along with a reduction in bad debt expense for the year ended March 31, 2000 compared to the year ended March 31, 1999.

Selling, general and administrative expenses as a percentage of net revenue declined to 34.8% for the year ended March 31, 2000 compared to 39.9% in the year ended March 31, 1999. The decline in selling, general and administrative expenses as a percentage of net revenue was due to the decrease in selling, general and administrative expense along with the increase in revenue described above.

Research and Development Costs. Research and development costs for the year ended March 31, 2000 increased 3.4% to $3.7 million from $3.6 million for the year ended March 31, 1999. The increase is the result of increased research and development efforts by Clinitec and Micromed. Research and development costs as a percentage of net revenues decreased to 10.2% as compared to 10.7% for the respective fiscal years as a result of the effect of costs associated with the increased research and development efforts growing at a proportionately lower rate than net revenues during the comparable years.

Investment Income. Investment income for the year ended March 31, 2000 increased 83.8% to $759,000 from $413,000 for the year ended March 31, 1999. During the year ended March 31, 1999, the Company liquidated certain investments and incurred a loss of $241,000. Also contributing to the comparative increase in investment income was an increase in average funds available for investment during the year ended March 31, 2000.

Provision for (Benefit from) Income Taxes. The provision for income taxes for the year ended March 31, 2000 was $1,862,000 as compared to $713,000 for the year March 31, 1999. The provision for income taxes for the years ended March 31, 2000 and 1999 respectively, differ from the combined statutory rates primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec.

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

                    LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents increased $1.7 million in the year ended March 31, 2000 after declining by $1.9 million and $5.7 million in the years ended March 31, 1999 and March 31, 1998, respectively. The large decreases in cash and cash equivalents in fiscal 1998 and 1997 were as a result of payments made in connection with the Clinitec and MicroMed acquisitions.

Net cash provided by operating activities was $3.6 million, $3.3 million and $2.2 million for the years ended March 31, 2000, 1999 and 1998, respectively. Net cash provided by operations for the year ended March 31, 2000 consisted principally of net income before depreciation and amortization and increases in deferred service revenue, offset by an increase in accounts receivable and a decrease in accounts payable.
Net cash provided by operations for the year ended March 31, 1999 consisted primarily of the Company's net loss adjusted for the principal non-cash operating expenses of depreciation, amortization and the $10.2 million charge for purchased in-process research and development incurred in connection with the acquisition of MicroMed together with increases in deferred service revenue and other current liabilities offset in part by an increase in accounts receivable and deferred income tax benefits. The increase in accounts receivable during each of the fiscal years resulted primarily from increased sales and the timing of sales in each period.

Net cash used in investing activities was $1.8 million, $5.1 million and $7.8 million for the years ended March 31, 2000, 1999 and 1998, respectively. Net cash used in investing activities for the year ended March 31, 2000 was principally composed of investments in capitalized software and fixed assets. Net cash used in investing activities for the years ended March 31, 1999 and 1998 was principally impacted by the $3.8 million and $5.3 million, respectively, paid in connection with the MicroMed acquisition. Net cash used for additions to equipment, improvements and capitalized software for the years ended March 31, 2000, 1999 and 1998 were $1.7 million, $1.7 million and $2.7 million respectively. There were no material short-term investment sales or purchases during the years ended March 31, 2000 and 1998. Net cash used in investing activities for the year ended March 31, 1999 were offset in part by cash provided from net sales of short-term investments of $467,000.

Net cash used in financing activities for the years ended March 31, 2000 and 1999 was $85,000 and $197,000, respectively, which includes $111,000 and $247,000 used in each fiscal year to repurchase 17,400 shares and 40,100 shares, respectively, of the Company's Common Stock. Net cash provided by (used in) financing activities for the years ended March 31, 2000, 1999 and 1998 also includes the proceeds from the exercise of employee stock options.

The Company has no significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 2001 will be comparable to fiscal 2000.

At March 31, 2000, the Company had cash and cash equivalents of $15.9 million and short-term investments of $243,000. The Company believes that its cash and cash equivalents and short-term investments on hand at March 31, 2000, together with the cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

                          YEAR 2000 IMPLICATIONS.

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

The Company cannot be sure that Year 2000 Issues will not affect its business. Thus far, the Company has incurred no materially adverse problems related to Year 2000 Issues associated with the computer systems, software, other property and equipment we use. However, the Company cannot guarantee that Year 2000 Issues will not adversely affect its business, operating results or financial condition at some point in the future.

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

Company Products. The NextGen Suite of Applications and CPS are designed to be Year 2000 compliant and contain no known Year 2000 Issues when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine are also Year 2000 compliant. However, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 Issues.

The Company's Legacy Product has required significant development and remediation efforts in connection with Year 2000 Issues with many of these efforts commencing in 1997. The Company completed its development efforts in connection with Year 2000 Issues associated with the Legacy Product and certain associated ancillary products during calendar 1999. Also during calendar 1999, the Company completed deployment of Version 9 of its Legacy Product which has been designed to be Year 2000 compliant.

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

The proprietary Internal Use Systems have either been modified by Company personnel or replaced with third party developed systems which the Company believes will not fail as a result of Year 2000 Issues. The Company has communicated with developers and/or vendors of certain of its third party developed Internal Use Systems to determine the extent to which those products and services are Year 2000 compliant. Based upon its current assessments, the Company believes that it has received adequate assurances that critical third party developed Internal Use Systems are Year 2000 compliant.

Contingency Plans. The Company is currently engaged in contingency planning to address company-wide personnel, resource, technical and communication matters in connection with foreseeable scenarios that may develop from Year 2000 Issues despite the Company's remediation efforts. The Company expects that its development, remediation, testing, deployment and contingency planning efforts with respect to Company Products, Third Party Products and Internal Use Systems will continue up to and beyond March 31, 2000. The Company's contingency planning includes possible (1) failure by the Company and its vendors to complete efforts to avoid or minimize the impact of Year 2000 Issues on a timely basis; (2) failure of customers to be ready for, or cooperate with, the deployment of Year 2000 compliant Company Products on a timely basis; and, (3) delay, deferral or cancellation by customers of current installations and prospective purchase decisions with respect to Company Products. A reasonably likely "worst case" scenario has not yet been identified, but it is anticipated that such scenario would include the failure of significant communications and computing infrastructures by the Company, its customers and its suppliers together with failures of infrastructures encompassing utilities, transportation, banking and government.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        ---------------------------------------------------

None.

                                 PART III.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ---------------------------------------------------

Except for information concerning the Company's executive officers which is included under the caption "Executive Officers of the Registrant." following Part I, Item 4 of this report, the information required by Item 10 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2000 for the Company's 2000 annual shareholders' meeting.

Item 11. EXECUTIVE COMPENSATION.
         -----------------------

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2000 for the Company's 2000 annual shareholders' meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2000 for the Company's 2000 annual shareholders' meeting.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2000 for the Company's 2000 annual shareholders' meeting.

                                 PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ------------------------------------------------------------------
                                                                    Page
                                                                 ----------
         (a)  Documents filed as part of this report.

         (1)  Index to Financial Statements.

              Independent Auditors' Report.                          F-1

              Consolidated Balance Sheets
                at March 31, 2000 and 1999                           F-2

              Consolidated Statements of Operations
                and Comprehensive Operations for the
                Years Ended March 31, 2000, 1999 and 1998            F-3

              Consolidated Statements of Shareholders' Equity
                for the Years Ended March 31, 2000, 1999 and 1998    F-4

              Consolidated Statements of Cash Flows for
                the Years Ended March 31, 2000, 1999 and 1998        F-5

              Notes to Financial Statements                          F-7

         (2)  Financial Statement Schedule.

              Schedule II - Valuation and Qualifying Accounts       F-21

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

  3.2.3  Certificate of Amendment of Bylaws of the
           Registrant.                                            74

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

  10.14* 1998 Employee Stock Contribution Plan is hereby incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
           Form S-8, File No. 333-63131.

  10.15* 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 4.1 to the Registrant's
           Registration Statement on Form S-8,
           File No. 333-67115.

  10.16* Memorandum of Understanding regarding the April 3,
           2000 resignation of Sheldon Razin between Sheldon
           Razin and Quality Systems, Inc.

  10.17* Memoradum of Understanding Relating to Director Nominees is hereby incorporated by reference to Registrant's
           Definitive Proxy Statement for the Company's 1999
           Shareholder's Meeting, File No. 001-12537.

      21 List of Subsidiaries.                                  78

    23.1 Independent Auditor's Consent -
           Deloitte & Touche LLP.                               80

    27.1 Financial Data Schedule, is filed herewith.            82



       * This exhibit is a management contract or a compensatory plan or arrangement.

                            INDEX TO EXHIBITS
                                (continued)



          (b) Reports on Form 8-K:  None

                                SIGNATURES.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     QUALITY SYSTEMS, INC.
By: /s/PATRICK CLINE		         	Date:       June 26, 2000
-----------------------------       	---------------------------
       PATRICK CLINE
 Interim Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                   Title                  Date
        ---------                   -----                  ----
 /s/  SHELDON RAZIN    	    Chairman of the Board     	June 26, 2000
--------------------------  of Directors
      SHELDON RAZIN

 /s/  AHMED HUSSEIN     	   Co-Chairman of the Board  	June 26, 2000
--------------------------  of Directors
      AHMED HUSSEIN


 /s/  PATRICK CLINE    		   Interim Chief Executive   	June 26, 2000
--------------------------  Officer
      PATRICK CLINE

 /s/  PAUL HOLT	        	   Interim Chief Financial
--------------------------  Officer, Secretary	       	June 26, 2000
      PAUL HOLT 		          (Principal Financial and Accounting Officer)

 /s/  MOHAMMED TAWFICK EL-BARDAI
--------------------------  Director                   June 26, 2000
      MOHAMMED TAWFICK EL-BARDAI

 /s/  DALE HANSON
--------------------------  Director                   June 26, 2000
      DALE HANSON

 /s/  FRANK MEYER
--------------------------  Director                   June 26, 2000
      FRANK MEYER

 /s/ WILLIAM SMALL
--------------------------  Director                   June 26, 2000
     WILLIAM SMALL

 /s/ EMAD ZIKRY
--------------------------  Director                   June 26, 2000
     EMAD ZIKRY


<AUDIT-REPORT>
                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------

Board of Directors and Shareholders
  Quality Systems, Inc.

We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index of Item 14. (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quality Systems, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Costa Mesa, California
May 19, 2000

</AUDIT-REPORT>

                           QUALITY SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                              March 31,
                                                          ----------------
                                ASSETS                      2000     1999
                                                          -------  -------
Current Assets:
  Cash and cash equivalents                               $15,926  $14,196
  Short-term investments                                      243      245
  Accounts receivable, less allowance for
    doubtful accounts of $1,121 and $754, respectively     13,710   12,488
  Inventories                                               1,010      772
  Deferred Tax Asset								2,066	 765
  Other current assets                                        430      254
                                                          -------  -------
      Total current assets                                 33,385   28,720

Equipment and Improvements, net                             1,797    1,783
Capitalized Software Costs, net                             1,984    2,144
Deferred Tax Asset                                          3,042    3,254
Excess of Cost Over Net Assets of
  Acquired Business, net of accumulated
  amortization of $1,294 and $954, respectively             2,112    2,452
Other Assets                                                1,816    1,865
                                                          -------  -------
      Total assets                                        $44,136  $40,218
                                                          =======  =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                        $ 1,246  $ 1,813
  Deferred service revenue                                  5,691    4,484
  Other current liabilities                                 5,116    4,257
                                                          -------  -------
      Total liabilities                                    12,053   10,554
                                                          -------  -------

Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000
    shares authorized, 6,201 and 6,214
    shares issued and outstanding, respectively                62       62
  Additional paid-in capital                               35,483   35,568
  Accumulated deficit                                      (3,462)  (5,966)
                                                          -------  -------
        Total shareholders' equity                         32,083   29,664
                                                          -------  -------
        Total liabilities and shareholders' equity        $44,136  $40,218
                                                          =======  =======

See notes to consolidated financial statements.

                          QUALITY SYSTEMS, INC.
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                 (in thousands, except per share amounts)

                                                 Years Ended March 31,
                                             -----------------------------
                                               2000       1999       1998
                                             -------    -------    -------
Net Revenues:
  Sales of computer
    systems, upgrades and supplies           $19,247    $18,875    $20,273
  Maintenance and other services              17,126     14,941     10,943
                                             -------    -------    -------
                                              36,373     33,816     31,216

Cost of Products and Services                 16,395     15,834     13,509
                                             -------    -------    -------
Gross Profit                                  19,978     17,982     17,707

Selling, General and
  Administrative Expenses                     12,645     13,495     12,485
Research and Development Costs                 3,726      3,603      3,072
Purchased In-Process
  Research and Development                      -           -       10,200
                                             -------    -------    -------
Income (Loss) from Operations                  3,607        884     (8,050)

Investment Income                                759        413        971
                                             -------    -------    -------
Income (Loss) before Provision
  for (Benefit from) Income Taxes              4,366      1,297     (7,079)
Provision for
  (Benefit from) Income Taxes                  1,862        713     (2,463)
                                             -------    -------    -------
Net Income (Loss) and
  Comprehensive Income (Loss)                $ 2,504    $   584    $(4,616)
                                             =======    =======    =======


Net Income (Loss) per Share,
  basic and diluted                          $  0.40    $  0.09   $ (0.77)
                                             =======    =======    =======

See notes to consolidated financial statements.

                            QUALITY SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (in thousands)

                           Common
                       Shares  Issued  Additional
                       --------------    Paid-in   Accumulated
                       Number  Amount    Capital     Deficit
                       ------  ------  ----------   ----------
Balance at
 April 1, 1997          5,997      60      34,144       (1,934)

Exercise of
  Stock Options            31    -             48        -
Tax Benefit
  Resulting from
  Stock Options          -       -             10        -
Purchases of
  Common Stock            (40)   -           (271)       -
Net Loss                 -       -           -          (4,616)
                       ------  ------  ----------   ----------
Balance at
  March 31, 1998        5,988      60      33,931       (6,550)

Shares Issued in
  Acquisition of
  MicroMed Healthcare
  Information
  Systems, Inc.           245       3       1,833        -
Exercise of
  Stock Options            33    -             50        -
Purchases of
  Common Stock            (52)     (1)       (246)       -
Net Income               -       -           -            584
                       ------  ------  ----------  ----------
Balance at
  March 31, 1999        6,214  $   62  $   35,568  $   (5,966)

Exercise of
  Stock Options             4    -             25        -
Tax Benefit Resulting
  From Stock Options     -       -              1
Purchases of
  Common Stock            (17)   -           (111)       -
Net Income               -       -           -          2,504
                       ------  ------  ----------  ----------
Balance at
  March 31, 2000        6,201  $   62  $   35,483  $   (3,462)


See notes to consolidated financial statements.

                            QUALITY SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                Years Ended March 31,
                                        ----------------------------------
                                             2000        1999        1998
                                        ----------  ----------  ----------
Cash Flows from Operating Activities:
Net income (loss)                       $   2,504	  $     584   $  (4,616)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
      Purchased in-process
        research and development              -          -       $ 10,200
      Depreciation and amortization         2,204       2,465       1,895
      Provision for bad debts                 529         954         339
(Loss) gain on short-term
        investments and other                 132         261         (90)
    Deferred income taxes 	             (1,088)       (592)     (3,336)
      Changes, net of
        amounts acquired, in:
          Accounts receivable              (1,751)     (3,496)     (3,514)
          Inventories                        (238)        556        (257)
          Other current assets               (176)         (2)        116
          Accounts payable                   (567)        486         (72)
          Deferred service revenue          1,207       2,240         590
          Income taxes payable
            and taxes related to
            equity accounts                   723         344         397
          Other current liabilities           136        (453)        590
                                        ----------  ----------  ----------
Net Cash Provided By
  Operating Activities                      3,615       3,347       2,242
                                        ----------  ----------  ----------
Cash Flows from Investing Activities:
  Proceeds from sales of
    short-term investments                     29         542          -
  Purchases of short-term investments         (50)        (75)         -
  Additions to equipment
    and improvements                         (588)       (521)       (810)
  Additions to
    capitalized software costs             (1,130)     (1,204)     (1,861)
Purchase of net assets of MicroMed
    Healthcare Information Systems, Inc.      -        (3,840)     (5,327)
  Change in other assets                      (60)         37         234
                                        ----------  ----------  ----------
Net Cash Used In Investing Activities      (1,799)     (5,061)     (7,764)
                                        ----------  ----------  ----------

See notes to consolidated financial statements.


                             QUALITY SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               (in thousands)
                                                Years Ended March 31,
                                        ----------------------------------
                                             2000        1999        1998
                                        ----------  ----------  ----------
Cash Flows from Financing Activities:
  Purchases of Common Stock             $    (111) $     (247) $     (271)
  Proceeds from
    exercise of stock options                  25          50          48
                                        ----------  ----------  ----------

Net Cash Used In Financing Activities         (86)       (197)       (223)
                                        ----------  ----------  ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents                      1,730      (1,911)     (5,745)
Cash and Cash
  Equivalents, beginning of year           14,196      16,107      21,852
                                        ----------  ----------  ----------
Cash and Cash Equivalents, end of year  $  15,926  $   14,196  $   16,107
                                        ==========  ==========  ==========

Supplemental Information - During fiscal 2000, 1999 and 1998 the Company made income tax payments of $2,421, $951 and $485, respectively.

                                                Years Ended March 31,
                                        ----------------------------------
                                             2000        1999        1998
                                        ----------  ----------  ----------
Detail of businesses
  acquired in purchase transactions:
Purchased In-Process
  Research and Development              $     -     $    -      $  10,200
Fair Value of Assets Acquired                 -          -          1,480
Liabilities Assumed                           -          -           (677)
Common Stock Issued in Acquisition            -        (1,836)      -
Acquisition Obligation                        -         5,676      (5,676)
                                        ----------  ----------  ----------
Cash Paid for the
  Acquisition, net of cash acquired     $     -  $      3,840  $    5,327
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company amounts have been eliminated.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America.

Revenue Recognition - In October 1997, the American Institute of Certified Public Accounts issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"), which was later amended in part by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). As of April 1, 1998, the Company has adopted SOP 97-2, as amended by SOP 98-4. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes the guidance contained in SOP 91-1 which the Company has heretofore been following. The Company generates revenues from licensing rights to use its software products directly to end-users. The Company also generates revenues from sales of hardware and third party software, and implementation, training, software customization and post-contract support ("maintenance") services performed for customers who license the Company's products. A typical system contract contains multiple elements of two or more of the above items. In accordance with SOP 97-2, revenue is allocated to each element of the contract based on vendor specific evidence of each element's fair market value. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software are recognized upon shipment. Revenue from implementation, training and software customization services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period.

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

Accounts Receivable -The Company provides credit terms ranging from 30 days to 12 months for most system and maintenance contract sales and generally does not require collateral. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

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

Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are

                          QUALITY SYSTEMS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

generally amortized on a straight line basis over the lesser of three years or the economic life of the related product. The Company performs a periodic review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Excess of Cost Over Net Assets of Acquired Business and Intangible Assets - Excess of costs over net assets of acquired business and intangible assets are being amortized using the straight-line method over ten years and five years, respectively. The Company performs a periodic review of the recoverability of such unamortized amounts. At the time a determination is made that any portion of such unamortized amounts are not recoverable based on the estimated cash flows to be generated, the excess amount is written off.

Long Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at March 31, 2000.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are established as a reduction of net deferred tax assets when management cannot determine that it is now more likely than not that the deferred assets will be realized.

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

                         QUALITY SYSTEMS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods presented.

                                                   Years Ended March 31,
                                                 -------------------------
                                                   2000     1999     1998
                                                 -------  -------  -------
                                    (in thousands except per share amounts)

Net income (loss)                                $ 2,504  $  584   $(4,616)
                                                 -------  -------  -------
Basic net income (loss) per common share:
  Weighted average of common shares outstanding    6,208    6,176    5,981
                                                 -------  -------  -------
Basic net income(loss) per common share          $  0.40  $  0.09  $ (0.77)
                                                 =======  =======  =======
Diluted net income (loss) per share:
  Weighted average of common shares outstanding    6,208    6,176    5,981
  Weighted average of common shares equivalents-
      Weighted average options outstanding            53        9      -
                                                 -------  -------  -------
  Weighted average number of common
    and common equivalent shares                   6,261    6,185    5,981
                                                 -------  -------  -------
Diluted net income(loss) per common share         $ 0.40  $  0.09 $  (0.77)
                                                 =======  =======  =======

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

Comprehensive Income (Loss) - In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period, from non-owner sources. For the years ended, March 31, 2000, 1999, and 1998, there were no significant differences between net income (loss) and comprehensive income (loss).

Segment Disclosures - In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company adopted SFAS No. 131 effective with the fiscal year ended March 31, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

The Company views its operations and manages its business as one segment, healthcare information solutions, which includes software, hardware and related services. Substantially all of the Company's operations are in the United States.

                            QUALITY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

No one customer accounted for 10% or more of the Company's revenues in fiscal 2000, 1999, or 1998. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and could differ from those estimates made in the current year.

Reclassifications - Certain amounts in the accompanying financial statements have been reclassified to conform with the March 31, 2000 presentation.

New Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No.
133"), which the Company is required to adopt in fiscal 2002.   This
statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. As of March 31, 2000, the Company had no derivative instruments nor had it engaged in hedging activities, but it will continue to evaluate the effects of adopting SFAS No. 133.


NOTE 3 - CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At March 31, 2000 and 1999, the Company had cash equivalents of $15.1 million and $12.9 million, respectively, invested in a major national brokerage firm's institutional fund that specializes in U.S. government securities and commercial paper with high credit ratings.

At March 31, 2000 and 1999, all short-term investments consist of trading securities. The Company bears no off-balance sheet risk on its investments.

Investment income for each of the three years ended March 31, 2000 consists of the following:

                                                Years Ended March 31,
                                        ----------------------------------
                                           2000        1999        1998
                                        ----------  ----------  ----------
                                                  (in thousands)
Interest Income                         $   783     $   674     $   884
Net Gains (Losses) on
  Short-Term Investments --
    Realized                                  0        (220)        146
    Unrealized                              (24)        (38)        (58)
Other                                         0          (3)         (1)
                                        ----------  ----------  ----------
                                        $   759     $   413     $   971
                                        ==========  ==========  ==========

                            QUALITY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 4 - CAPITALIZED SOFTWARE COSTS


Capitalized software costs at March 31, 2000 and 1999 were net of accumulated amortization of $3.3 million and $2.0 million, respectively.



Information related to net capitalized software costs is as follows:

                                                Years Ended March 31,
                                        ----------------------------------
                                           2000        1999        1998
                                        ----------  ----------  ----------
                                                  (in thousands)
Beginning of year                       $ 2,144     $ 2,183     $ 1,041
Capitalized                               1,130       1,204       1,861
Amortization                             (1,290)     (1,243)       (719)
                                        ----------  ----------  ----------
End of year                             $ 1,984     $ 2,144     $ 2,183
                                        ==========  ==========  ==========

                            QUALITY SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                          March 31,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------
                                                        (in thousands)
INVENTORIES:

Computer systems and components	               			  $   785	    $   529
Replacement parts for certain client
  systems, net of accumulated amortization
  of $594 and $652, respectively                        188         194
Miscellaneous parts and supplies                         37          49
                                                    ----------  ----------
                                                    $ 1,010     $   772
                                                    ==========  ==========

EQUIPMENT AND IMPROVEMENTS:

Computers and electronic test equipment             $ 3,175     $ 2,870
Furniture and fixtures                                  964         899
Vehicles                                                 72          72
Leasehold improvements                                  133         198
                                                    ----------  ----------
                                                      4,344       4,039
Accumulated depreciation and amortization            (2,547)     (2,256)
                                                    ----------  ----------
                                                    $ 1,797     $ 1,783
                                                    ==========  ==========


OTHER ASSETS:

Intangible assets, net of accumulated
  amortization of $1,196 and $841, respectively     $   574     $   929
Other                                                 1,242         936
                                                    ----------  ----------
                                                    $ 1,816     $ 1,865
                                                    ==========  ==========


OTHER CURRENT LIABILITIES:

Accrued payroll and related expenses                $ 1,322     $ 1,369
Deferred compensation                                 1,021         821
Income taxes payable                                  1,445         897
Other accrued expenses                                1,328       1,170
                                                    ----------  ----------
                                                    $ 5,116     $ 4,257
                                                    ==========  ==========

                           QUALITY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 6 - INCOME TAXES

The income tax provision (benefit) consists of the following components:

                                                Years Ended March 31,
                                         ---------------------------------
                                             2000        1999        1998
                                        ----------  ----------  ----------
                                                   (in thousands)
Federal-
  Current taxes                         $   2,308   $   1,095   $     672
  Deferred taxes                             (808)       (473)     (2,832)
                                        ----------  ----------  ----------
                                            1,500         622      (2,160)
State-                                  ----------  ----------  ----------
  Current taxes                               642         210         201
  Deferred taxes                             (280)       (119)       (504)
                                        ----------  ----------  ----------
                                              362          91        (303)
                                        ----------  ----------  ----------
                                        $   1,862   $     713   $  (2,463)
                                        ==========  ==========  ==========

The income tax provision (benefit) differs from an amount computed at the Federal statutory rate as follows:

                                                Years Ended March 31,
                                        ----------------------------------
                                             2000        1999        1998
                                        ----------  ----------  ----------
                                                  (in thousands)
Federal income tax provision
  (benefit) at statutory rate (34%)     $   1,485   $     441   $  (2,407)
Increases (decreases) resulting from:

  Non-deductible amortization
    of purchased intangible assets            160         161         144
  State income taxes                          222          96        (201)
Other                                          (5)         15           1
                                        ----------  ----------  ----------
                                        $   1,862  $      713   $  (2,463)
                                        ==========  ==========  ==========

                           QUALITY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net deferred tax benefits in the accompanying consolidated balance sheets include the following components:

                                                           March 31,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------
                                                        (in thousands)
Deferred tax assets -
  Short-term investments                            $    14     $    10
  Accounts receivable                                 1,459         298
  Inventories                                            70          56
Purchased in-process research and development         3,130       3,388
  Intangible assets                                     128          83
  Accrued compensation                                  291         280
  Accrued liability for deferred compensation           348         277
 Other Accrued  Liabilities						  12		    -
  Deferred revenue                                      109         297
  State income taxes                                    139          54
  Net operating loss carryforward                        -           84
                                                    ----------  ----------
                                                      5,700       4,827
Deferred tax liabilities -                          ----------  ----------
Inventories                                             (18)        (21)
  Equipment and improvements                            (12)        (12)
  Accumulated depreciation                              (57)        (76)
  Capitalized software                                 (495)       (490)
  Deferred revenue                                      (10)       (209)
                                                    ----------  ----------
                                                       (592)       (808)
                                                    ----------  ----------
                                                    $ 5,108     $ 4,019
                                                    ==========  ==========

The deferred tax assets and liabilities have been shown net in the accompanying balance sheets based on the long-term or short-term nature of the items which give rise to the deferred amount.

NOTE 7 - EMPLOYEE BENEFIT PLANS

QSI, Clinitec and MicroMed each have a profit sharing and retirement plan (collectively, the "Retirement Plans") for the benefit of substantially all of their employees. Participating employees may defer up to 15% of their compensation per year. The Company's annual contribution is determined by the Company's Board of Directors and the Retirement Plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $73,000, $53,000 and $43,000 were made to the Retirement Plans for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

During the fiscal year ended March 31, 1994, QSI initiated a deferred compensation plan (the "Deferral Plan") for the benefit of officers and key employees. Participating employees may defer all or a portion of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees. Each participating employee's deferred compensation and share of Company contributions has been invested in a life

                           QUALITY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

insurance policy which has death benefit and mutual fund features. Investment decisions are made by each participating employee from a family of mutual funds. The Company is the owner and beneficiary of the life insurance policies and has an obligation to pay the greater of the death benefit or the net cash surrender value upon each employee's death or termination. The net cash surrender value of the life insurance policies and the related Company obligation for deferred compensation was $1,021,000 and $821,000 at March 31, 2000 and 1999, respectively. The Company made contributions of $10,000, $8,000 and $8,000 to the Deferral Plan for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

NOTE 8 - EMPLOYEE STOCK OPTION PLANS

During fiscal 1990, the Company's shareholders approved a stock option plan (the "1989 Plan") under which 1,000,000 shares of Common Stock have been reserved for the issuance of options. The 1989 Plan provides that salaried officers, key employees and non-employee directors of the Company may, at the discretion of the Board of Directors, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the option grant date. Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1989 Plan terminated on June 30, 1999, however there remain 274,359 outstanding options under the 1989 plan which remain eligible for exercise until the expiration of their respective terms.

In September 1998, the Company's shareholders approved a stock option plan (the "1998 Plan") under which 1,000,000 shares of Common Stock have been reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Company's Board of Directors at the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At March 31, 2000, 899,000 shares were available for future grant under the 1998 Plan.

                           QUALITY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of option transactions under the 1989 & 1998 Plans for the three years ended March 31, 2000 is as follows:

                                                                 Weighted
                                                                  Average
                                                     Number      Exercise
                                                    of Shares      Price
                                                   -----------  ----------
Outstanding, April 1, 1997 (43,000 exercisable
  at a weighted average price of $2.98)                267,500       15.20
Granted (weighted average fair value of $662,000)      164,831        7.37
Exercised                                              (30,250)       1.60
Cancelled                                             (182,549)      21.08
                                                   -----------
Outstanding, March 31, 1998 (50,500 exercisable
  at a weighted average price of $3.45)                219,532        6.31
Granted (weighted average fair value of $123,000)       60,000        7.26
Exercised                                              (33,000)       1.50
Cancelled                                              (66,250)       7.56
                                                   -----------
Outstanding, March 31, 1999 (53,821 exercisable
  at a weighted average price of $7.09)                180,282   $    7.04
Granted (weighted average fair value of $775,000)    		220,250      		6.58
Exercised										                                     (4,625)       5.52
Cancelled								                                    		(23,048)     		6.86
                 					                           	 -----------
Outstanding, March 31, 2000 (107,867 exercisable
  at a weighted average price of $7.11)			            	372,859      		6.80
                                                   ===========  ==========

The outstanding stock options vest ratably over a four-year period commencing from the respective option grant dates. Stock options outstanding at March 31, 2000 are summarized as follows:

Options Outstanding -                 Weighted
                                       Average
                       Number         Remaining       Weighted
    Range of       Outstanding at    Contractual      Average
Exercise Prices    March 31, 2000    Life (Yrs.)   Exercise Price
---------------    --------------    -----------   --------------
$ 3.69 - $ 6.25       127,625           3.8            $ 6.04
  6.38 -   8.13       226,734           3.6              6.91
  9.38 -  23.50        18,500           3.6             10.71
                   --------------
$ 3.69 - $23.50       372,859           3.7            $ 6.80
===============    ==============    ===========   ==============

Options Exercisable -                Number           Weighted
                  Range of       Exercisable at       Average
              Exercise Prices    March 31, 2000    Exercise Price
              ---------------    --------------    --------------
              $ 3.69 - $ 6.25         2,500            $ 4.31
                6.38 -   8.13       100,492              6.90
                9.38 -  23.50         4,875             12.82
                                 --------------
              $ 3.69 - $23.50       107,867            $ 7.11
              ===============    ==============    ==============

                            QUALITY SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option grants which had market value excersize prices. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires the disclosure of pro forma net income (loss) and pro forma net income (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life -- twelve months following full vesting or approximately 42 months from the date of the grant; stock volatility -- ranging from 50% to 60% in fiscal 2000, ranging from 44% to 81% in fiscal 1999, and ranging from 47% to 59% in fiscal 1998; risk free interest rates -- 6.0% in fiscal 2000, 5.5% in fiscal 1999, and 5.9% in fiscal 1998; and, no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $2,111,000 or $0.34 per share, in fiscal 2000; the pro forma net income would have been $410,000, or $0.06 per share, in fiscal 1999; and the pro forma net loss would have been $(4,801,000), or $(0.80) per share, in fiscal 1998. These amounts are based on calculated values for option awards in fiscal 2000, 1999 and 1998 of $775,000, $123,000 and $662,000,
respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation - On April 22, 1997, a purported class action was filed in California Superior Court on behalf of all persons who purchased the Company's Common Stock between June 26, 1995 and July 3, 1996. The complaint alleges that the Company and certain of its officers and directors, as well as other defendants not affiliated with the Company, violated sections of the California Corporations Code by issuing positive statements about the Company that allegedly were knowingly false, in part, in order to assist the Company and certain of its officers and directors in selling Common Stock at an inflated price in the Company's March 5, 1996 public offering and at other points during the period specified. On January 25, 1999 the court denied plaintiffs' motion to certify the class representative and class legal counsel. On May 9, 2000, the Court of Appeals affirmed the order disqualifying the class legal counsel as final. The Plaintiff will seek new class counsel however, the Company and its named officers and directors will have the opportunity to oppose class certification. On May 14, 1997, a second purported class action was filed in the same court essentially repeating the allegations of the April 22, 1997 suit.

                            QUALITY SYSTEMS, INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On July 1, 1997, a third purported class action was filed in the United States District Court repeating essentially the same factual allegations as the April 22, 1997 suit and purports to state claims under the Federal securities laws. By court order dated August 13, 1997, this action was stayed temporarily and the Court reserved jurisdiction to list the stay after all matters are final in the class action filed on April 22, 1997. The Company and its named officers and directors deny all allegations of wrongdoing made against them in these suits, consider the allegations groundless and without merit, and intend to vigorously defend against these actions.

On March 23, 1999, a purported class action and derivative complaint was filed in California Superior Court on behalf of the Company's non-director shareholders alleging that certain of the Company's directors breached their fiduciary duties principally by failing to assure the maximization of shareholder value. The parties in this action have agreed to a settlement which calls for a dismissal of the action with prejudice, release given to each of the defendants, and payment of the nominal sum of $100,000 (paid by the Company's Directors and Officers Liability Insurance Company) in full settlement of plaintiff's motion for attorney's fees. The settlement further expressly provides that it does not constitute an admission of any liability of defendants, which defendants continue to vigorously deny.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. The Company believes such matters are without merit, or involve such amounts that unfavorable disposition would not have a material adverse effect on the Company's financial statements.

Rental Commitments - The Company leases its facilities and offices under non-cancelable operating lease agreements expiring at various dates through July 2002. The Company has rental commitments under these agreements in fiscal 2001, 2002 and 2003 of $827,000, $216,000, and $72,000,
respectively. Total rental expense for all operating leases was $901,000, $807,000 and $672,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

NOTE 10 - ACQUISITIONS

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

                            QUALITY SYSTEMS, INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The technological feasibility of the acquired in-process research and development had not been established at the dates the purchase price was allocated and, accordingly, the allocated value was charged to operations during the year ended March 31, 1998. If the MicroMed acquisition had been consummated as of the beginning of the year ended March 31, 1998, the impact on pro forma revenues, net loss and net loss per share would not have been material for the year ended March 31, 1998.

NOTE 11 - SHAREHOLDER RIGHTS PLAN


Each share of the Company's Common Stock included a Right to purchase from the Company one share of Common Stock for $40, subject to adjustment. These Rights were be exercisable only if a person or group without prior consent of the Company's board became the beneficial owner of 15% or more of the Common Stock. The terms of the Rights served to deter potential attempts to acquire control of the Company without the approval of the Company's Board of Directors. In August 1999, the Company's Board of Directors terminated the shareholder rights plan and authorized the redemption of all outstanding Rights issued under the Rights agreement.

NOTE 12 - STOCK REPURCHASE PLAN

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common, subject to compliance with applicable laws and regulations. This authorization has been renewed annually and currently expires on June 7, 2001. As of March 31, 2000, the Company has repurchased 109,900 shares at a cash cost of $629,000. The Company's management could, in the exercise of its judgment, decide not to effect any additional repurchases, or to repurchase fewer shares than authorized.

                           QUALITY SYSTEMS, INC.
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                      ALLOWANCE FOR DOUBTFUL ACCOUNTS
                              (in thousands)

                                 Column C - Additions
                                 ---------------------
                                                                   Column E
                      Column B      (1)        (2)                 Balance
                     Balance at  Charged to Charged to              at end
      Column A      beginning of costs and    other      Column D     of
    Description        period     expenses   accounts   Deductions  Period
------------------  ------------ ---------- ----------  ---------- --------
Fiscal Year Ended:

  March 31, 2000     $  754       $  529      $  -       $ 162     $1,121
  March 31, 1999        521          954         -         721        754
  March 31, 1998     $  297       $  339      $  -       $ 115     $  521
                     ============ ========== ========== ========== ========

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



                                                    /s/
                                                --------------------------
                                                 TBD

                                 Exhibit 10.16

                                                              Exhibit 10.16


                        MEMORANDUM OF UNDERSTANDING


             1. Sheldon Razin ("Razin") will go on vacation, effective March 31, 2000, and return April 3, 2000. He will resign as CEO on April 3, 2000. The press announcement will not contain negative remarks and will indicate his continued Chairmanship pursuant to the 8/99 MOU.

             2. Razin's existing options to purchase QSII shares (approx. 30,000 shares) shall vest in equal installments over the next four years, as if he had remained as CEO.

             3. Razin will receive as a severance his current salary through September 30, 2000.

             4. Razin will remain on the Company's insurance plans until age 65, at the Company's expense.

             5. Razin will take over his Center Club membership, health club membership, and be permitted to buy his company car at FMV (blue book). He will transfer his cellphone into his name, and may purchase certain personal items, such as his desk, which will be identified later.

             6. Razin will be designated an employee if necessary to accomplish items 2 and 4 above.

             7. Razin will vacate his office no later than April 7, 2000.
                                  QUALITY SYSTEMS, INC.

                                  By:
-----------------------              -------------------------
    Sheldon Razin

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

                            QUALITY SYSTEMS, INC.


                             List of Subsidiaries


    1. Clinitec International, Inc., a California Corporation, is a wholly-owned subsidiary of Quality Systems, Inc.



    2. MicroMed Healthcare Information Systems, Inc., a California Corporation, is a wholly-owned subsidiary of Quality Systems, Inc.

                               Exhibit 23.1

                                                               Exhibit 23.1

                       INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statements Number 2-82773, 33-31949, 333-63131 and 333-67115 on Form S-8 of our report dated May 19, 2000, appearing in this Annual Report on Form 10-K for Quality Systems, Inc. for the year ended March 31, 2000.







DELOITTE & TOUCHE LLP
Costa Mesa, California
June 21, 2000

                               Exhibit 27.1