Form 10-Q
period 2000-06-30
QUALITY SYSTEMS INC
filed 2000-08-11
CIK 708818

               U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

   6,207,966 shares of Common Stock, $.01 par value, as of July 31, 2000

               PART I. CONSOLIDATED FINANCIAL INFORMATION.
               ------- -----------------------------------
Item 1. Financial Statements.
------- ---------------------

                          QUALITY SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS
                                                   June 30,      March 31,
                                                     2000          2000
                                                  ----------    ----------
                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                       $   15,332    $   15,926
  Short-term investments                                 246           243
  Accounts receivable, net                            13,972        13,710
  Inventories                                          1,068         1,010
  Other current assets                                 1,516         2,496
                                                  ----------    ----------
      Total current assets                            32,134        33,385

Equipment and Improvements, net                        2,020         1,797
Capitalized Software Costs, net                        1,936         1,984
Deferred Tax Asset                                     2,980         3,042
Excess of Cost Over Net Assets
  of Acquired Business, net                            2,027         2,112
Other Assets                                           1,703         1,816
                                                  ----------    ----------
      Total assets                                $   42,800    $   44,136
                                                  ==========    ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $    1,160    $    1,246
  Deferred service revenue                             5,540         5,691
  Other current liabilities                            3,310         5,116
                                                  ----------    ----------
      Total liabilities                               10,010        12,053
                                                  ----------    ----------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000 shares
    authorized, 6,213 and 6,201 shares issued
    and outstanding, respectively                         62            62
  Additional paid-in capital                          35,565        35,483
  Accumulated deficit                                 (2,837)       (3,462)
                                                  ----------    ----------
      Total shareholders' equity                      32,790        32,083
                                                  ----------    ----------
        Total liabilities and
          shareholders' equity                    $   42,800    $   44,136
                                                  ==========    ==========

See notes to consolidated financial statements.

                           QUALITY SYSTEMS, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                (Unaudited)
                 (in thousands, except per share amounts)

                                                       Three Months
                                                       Ended June 30,
                                                  ------------------------
                                                    2000            1999
                                                  --------        --------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies                         $  4,395        $  5,116
  Maintenance and other services                     4,867           3,986
                                                  --------        --------
                                                     9,262           9,102

Cost of Products and Services                        4,032           4,058
                                                  --------        --------
Gross Profit                                         5,230           5,044

Selling, General and
  Administrative Expenses                            3,365           3,040
Research and Development Costs                       1,005             892
                                                  --------        --------
Income from Operations                                 860           1,112

Investment Income                                      246             166
                                                  --------        --------
Income before Provision
  for Income Taxes                                   1,106           1,278

Provision for Income Taxes                             481             536
                                                  --------        --------

Net Income and Comprehensive Income               $    625        $    742
                                                  ========        ========

Net Income per Share,
  basic & diluted                                 $   0.10        $   0.12
                                                  ========        ========

See notes to consolidated financial statements.

                          QUALITY SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (in thousands)

                                                       Three Months
                                                       Ended June 30,
                                                  ------------------------
                                                    2000            1999
                                                  --------        --------
Cash Flows from Operating Activities:
  Net income                                      $    625        $    742
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    578             644
      Loss (Gain) on short-term investments             (3)              3
      Deferred income taxes                          1,405             (77)
      Changes in:
        Accounts receivable                           (262)          1,631
        Inventories                                    (58)             12
        Other current assets                           (70)            (20)
        Other assets                                   113            (114)
        Accounts payable                              ( 86)           (598)
        Deferred service revenue                      (151)            747
        Income taxes payable and taxes
          related to equity accounts                (1,913)           (309)
        Other current liabilities                     (186)            234
                                                  --------        --------
Net Cash Provided (Used)by
  Operating Activities                                  (8)          2,895
                                                  --------        --------
Cash Flows from Investing Activities:
  Net additions to
    equipment and improvements                        (394)           (103)
  Additions to capitalized software costs             (274)           (323)
  Change in other assets                                 -              (5)
                                                  --------        --------
Net Cash Used in Investing Activities                 (668)           (431)
                                                  --------        --------
Cash Flows from Financing Activities:
  Proceeds from
    exercise of stock options                           82               4
                                                  --------        --------
Net Cash Provided by
  Financing Activities                                  82               4
                                                  --------        --------
Net Increase (Decrease)
  in Cash and Cash Equivalents                        (594)          2,468

Cash and Cash Equivalents,
  beginning of period                               15,926          14,196
                                                  --------        --------
Cash and Cash Equivalents, end of period          $ 15,332        $ 16,664
                                                  ========        ========

See notes to consolidated financial statements.

Supplemental Information - During the three months ended June 30, 2000 and 1999, the Company made income tax payments, net of refunds received, of $831 and $928, respectively.

                          QUALITY SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 2000. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.


NOTE 2 - STOCK REPURCHASE
------   ----------------

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations. This stock authorization has been renewed annually and currently expires on June 7, 2001. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three months ended June 30, 2000, the Company did not repurchase any shares. Since the inception of the repurchase authorization through July 31, 2000, 113,400 shares have been repurchased at a cost of $654,000.


NOTE 3 - INCOME TAXES
------   ------------

The provision for (benefit from) income taxes for the three months ended June 30, 2000 and 1999 differ from the expected combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. and the effect of varying state income tax rates.

NOTE 4 - NET INCOME (LOSS) PER SHARE
------   ---------------------------

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the period indicated.

                                                        Three Months
                                                    Ended June 30, 2000
                                                  ------------------------
                                                    (in thousands except
                                                      per share amounts)
  Net income                                                   $       625
                                                               -----------
  Basic net income per common share:
    Weighted average of common shares outstanding                    6,209
                                                               -----------
  Basic net income per common share                            $      0.10
                                                               ===========
  Diluted net income per share:

    Weighted average of common shares outstanding                    6,209
    Weighted average of common shares equivalents--
      Weighted average options outstanding                              88
                                                               -----------
    Weighted average number of common
      and common equivalent shares                                   6,297
                                                               -----------
  Diluted net income per common share                          $      0.10
                                                               ===========

The net income per share, basic and diluted, for the three months ended June 30, 1999 was computed using the weighted average number of shares actually outstanding during the period of 6,215,000 and common share equivalents of 3,000.


NOTE 5 - NEW ACCOUNTING STANDARD
------   -----------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the third quarter of fiscal year 2001. The Company is currently evaluating the impact SAB 101 will have on its financial statements, if any.

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

QSI's wholly owned subsidiaries, Clinitec and Micromed, develop and sell both proprietary electronic medical records software and practice management systems under the product name of NextGen***. Major product categories of the NextGen suite of applications include Electronic Medical Records (NextGenemr), Enterprise Practice Management (NextGenepm), Enterprise Appointment Scheduling (NextGeneas), Enterprise Master Patient Index (NextGenepi), Managed Care, Electronic Data Interchange, System Interfaces, Internet Operability (NextGen web), and a Patient-centric and Provider-centric Web Portal Solution (NextMD).

NextGenemr allows healthcare providers to create and maintain medical records using a series of user-definable clinical "templates." Data is generally captured using a light pen or a mouse, and entries are then turned into sentences and/or paragraphs to create documentation. NextGenemr also supports the scanning and annotation of paper documents, photographs and X-rays, and contains many other advanced features. NextGenemr is marketed both in conjunction with the Company's practice management software offerings as well as on a stand-alone basis where NextGenemr may interface with other practice management systems. The Company believes that it currently provides a comprehensive information management solution for the medical marketplace.




*    UNIX is a registered trademark of AT&T Corporation.
** Microsoft Windows, Windows NT, Windows 95, Windows 98 and Windows 2000 are registered Trademarks of Microsoft Corporation.
***  NextGen is a registered trademark of Clinitec International, Inc.

NextGenepm has been developed with a client/server architecture; a GUI design utilizing Windows 95, Windows 98, Windows 2000, or Windows NT operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant. NextGenepm is designed to provide a flexible, enterprise-wide solution employing a master patient index.

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

In response to increasing market demand, the Company is currently developing new generations of certain of its software products designed for the client-server and Internet/intranet environments. There can be no assurance that the Company will successfully develop these new software products or that these products will operate successfully on the principal client-server operating systems, which include UNIX, Microsoft Windows, Windows NT, Windows 95, Windows 98 and Windows 2000, or that any such development, even if successful, will be completed concurrently with or prior to introduction by competitors of products designed for the client-server and Internet/intranet environments. Any such failure or delay could adversely affect the Company's competitive position or could make the Company's current products obsolete.

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

Plaintiff will seek new class counsel. However, the named defendants will again have the opportunity to oppose class certification. The Company and its named officers and directors deny all remaining allegations of wrongdoing made against them in these suits, consider the allegations groundless and without merit, and intend to vigorously defend against these actions.

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

                                                           Three Months
                                                              Ended
                                                             June 30,
                                                         ----------------
                                                          2000      1999
                                                         ------    -----
Net Revenues:
  Sales of computer systems, upgrades and supplies         47.5%     56.2%
  Maintenance and other services                           52.5      43.8
                                                         ------    ------
                                                          100.0     100.0

Cost of Products and Services                              43.5      44.6
                                                         ------    ------
Gross Profit                                               56.5      55.4

Selling, General and Administrative Expenses               36.4      33.4
Research and Development Costs                             10.9       9.8
                                                         ------    ------
Income (Loss) from Operations                               9.2      12.2

Investment Income                                           2.7       1.8
                                                         ------    ------
Income (Loss) before Provision
  for (Benefit from) Income Taxes                          11.9      14.0

Provision for (Benefit from) Income Taxes                   5.2       5.9
                                                         ------    ------
Net Income (Loss)                                           6.7%      8.1%
                                                         ======    ======

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999.

The Company's net income for the three months ended June 30, 2000 was $625,000, or $0.10 per share on a basic and diluted basis, as compared to a net income of $742,000, or $0.12 per share on a basic and diluted basis, for the three months ended June 30, 1999.

Net Revenues. Net revenues for the three months ended June 30, 2000 increased 1.8% to $9.3 million from $9.1 million for the three months ended June 30, 1999. Sales of computer systems, upgrades and supplies declined 14.1% to $4.4 million from $5.1 million while net revenues from maintenance and other services grew 22.1% to $4.9 million from $4.0 million during the comparable periods. The decline in net revenues from sales of computer systems, upgrades and supplies was principally the result of a decrease in sales of the Legacy Product. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance and other service revenue together with an increase in revenues generated from the Company's electronic data interchange services.

Cost of Products and Services. Cost of products and services for the three months ended June 30, 2000 and 1999 were relatively unchanged at $4.0 and $4.1 million respectively, while cost of products and services as a percentage of net revenues decreased to 43.5% from 44.6% during the comparable periods. The cost of products and services as a percentage of net revenues decreased while the dollar amount remained unchanged as a result of the impact of increased sales in the June 30, 2000 period together with a change in the relative mix of hardware content in such sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 increased 10.7% to $3.4 million as compared to $3.0 million for the three months ended June 30, 1999. Selling, general and administrative expenses as a percentage of net revenues increased to 36.4% from 33.4%. The increase in the amount of such expenses resulted primarily from increased marketing expenses of the NextGen EPM and EMR. The increase of such expenses as a percentage of net revenues resulted from the increase in the aforementioned expenses combined with relatively unchanged revenue.

Research and Development Costs. Research and development costs for the three months ended June 30, 2000 increased 12.7% to 1.0 million compared to approximately $900,000 in the three months ended June 30, 1999. The increase in research and development costs can be attributed to stepped up investments in NextGen ERM and EPM enhancements. Research and development costs as a percentage of net revenues increased to 10.9% as compared to 9.8% for the respective periods primarily as a result of the effect of the increased expenses in the June 2000 quarter.

Investment Income. Investment income for the three months ended June 30, 2000 was up 48.2% at approximately $250,000 compared to $170,000 in the three months ended June 30, 1999. Investment income in the quarter ended June 30, 1999 included a loss from investments in certain special situation securities. The Company had no investments in special situation securities during the quarter ended June 30, 2000.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2000 was approximately $480,000 as compared to approximately $540,000 for the three months ended June 30, 1999.

The provision for and benefit from income taxes for the three months ended June 30, 2000 and 1999 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents decreased approximately $594,000 for the three months ended June 30, 2000 primarily as a result of a reduction in income taxes payable along with investments in capitalized software and equipment. Cash and cash equivalents increased $2.5 million for the three months ended June 30, 1999 principally as a result of cash provided by operating activities.

Net cash used by operating activities for the three months ended
June 30, 2000 was approximately $8,000 consisting primarily of the Company's $625,000 in net income adjusted for the principal non-cash operating expenses of depreciation and amortization less an decrease in deferred service revenue, an increase in accounts receivable, a decrease in accounts payable and a large decrease in income taxes payable. Net cash provided by operating activities for the three months ended June 30, 1999 was $2.9 million consisting primarily of the Company's $742,000 net income adjusted for the principal non-cash operating expenses of depreciation and amortization plus an increase in deferred revenue and a decrease in accounts receivable offset in part by a decrease in accounts payable.

Net cash used in investing activities for the three months ended June 30, 2000 was $668,000 consisting principally of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the three months ended June 30, 1999 was $431,000 of additions to equipment and improvements and capitalized software.

Net cash provided by financing activities for the three months ended June 30, 2000 and 1999 was $82,000 and $4,000, respectively, generated by the exercise of stock options.

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common, subject to compliance with applicable laws and regulations. This authorization has been renewed annually and currently expires on June 7, 2001. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three months ended June 30, 2000, the Company did not repurchase any shares. Since the inception of the repurchase authorization through July 31, 2000, 113,400 shares have been repurchased at a cost of $654,000.

At June 30, 2000, the Company had cash and cash equivalents of $15.3 million and short-term investments of $246,000. Except for the Company's intention to expend funds for the development of complementary products to its existing product line and alternative versions of certain of its products for the client-server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 2001 will be comparable to fiscal 2000. The Company believes that its cash and cash equivalents and short-term investments on hand at June 30, 2000, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

PART II. OTHER INFORMATION.

Item 1.  Litigation
-------- ----------
On April 22, 1997, a purported class action entitled JOHN P. CAVENY v. QUALITY SYSTEMS, INC., ET AL. was filed in the Superior Court of the State of California for the County of Orange, in which Mr. Caveny, on behalf of himself and all others who purchased the Company's Common Stock between June 26, 1995 and July 3, 1996, alleges that the Company, and Sheldon Razin, Robert J. Beck, Gregory S. Flynn, Abe C. LaLande, Donn Neufeld, Irma
G. Carmona, John A. Bowers, Graeme H. Frehner, and Gordon L. Setran (all of the foregoing individuals were either officers, directors or both during the period from June 26, 1995 through July 3, 1996), as well as other defendants not affiliated with the Company, violated California Corporations Code Sections 25400 and 25500, California Civil Code Sections 1709 and 1710, and California Business and Professions Code Sections 17200 et. seq., by issuing positive statements about the Company that allegedly were knowingly false, in part, in order to assist the Company and the individual defendants in selling Common Stock at an inflated price in the Company's March 5, 1996 public offering and at other points during the class period. The complaint seeks compensatory and punitive damages in unspecified amounts, disgorgement, declaratory and injunctive relief, and attorneys' fees.

On January 25, 1999, the court denied plaintiffs' motion to certify the class representative and class legal counsel. Plaintiffs have appealed that decision. On February 25, 2000, the Fourth District Court of Appeals affirmed the order disqualifying the class legal counsel. On May 9, 2000, the Court of Appeals issued its Remittur certifying its decision as final.

Plaintiff will seek new class counsel. However, the named defendants will again have the opportunity to oppose class certification. The Company and its named officers and directors deny all remaining allegations of wrongdoing made against them in these suits, consider the allegations groundless and without merit, and intend to vigorously defend against these actions.

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

On March 23, 1999, a purported class action and derivative complaint entitled IRVING ROSENZWEIG v. SHELDON RAZIN, ET AL. was filed in the Superior Court of the State of California for the County of Orange, in which Mr. Rosenzweig, on behalf of himself and all non-director shareholders, and derivatively on behalf of the Company, alleges that Sheldon Razin, John Bowers, William Bowers, Patrick Cline, Janet Razin and Gordon Setran (all of the foregoing individuals are directors of the Company) breached their fiduciary duties by allegedly entrenching themselves in their positions of control, failing to ensure that third-party offers involving the Company were fully and fairly considered, and/or failing to conduct a reasonable inquiry to assure the maximization of shareholder value. The complaint seeks declaratory and injunctive relief, an accounting of monetary damages allegedly suffered by plaintiff and the purported class, and attorneys' fees. Defendants demurred to each of the causes of action alleged in the complaint and the court sustained those demurrers with leave to amend in December 1999. Rather than file an amended complaint, plaintiff filed a motion for attorneys' fees. Defendants, in turn, filed a motion to dismiss the action for failure to file an amended pleading within the time limit specified by the court.

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


Item 2. Changes in Securities and Use of Proceeds.
------- ------------------------------------------

None

Item 3. Defaults Upon Senior Securities
------- -------------------------------

None

Item 4.  Submissions of Matters to a Vote of Securities Holders
------- -------------------------------------------------------

None

Item 5. Other Information
------- -----------------

None

Item 6. Exhibits and Reports on Form 8-K.
------- ---------------------------------

Exhibits:
---------

None

Reports on Form 8-K:
--------------------

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QUALITY SYSTEMS, INC.

Date:  August 10, 2000            By       /s/ Pat Cline
                                   ----------------------------------
                                   Pat Cline
                                   Chief Executive Officer
                                   Principal Executive Officer

Date:  August 10, 2000            By       /s/ Paul Holt
                                   ----------------------------------
                                   Paul Holt
                                   Chief Financial Officer;
                                   Principal Accounting Officer


INDEX TO EXHIBITS

                                                            Sequential
                                                                  Page
   Exhibit                                                         No.
   -------                                                  ----------



      27.0    Financial Data Schedule, is filed herewith.           27