Form 10-Q
period 2000-09-30
QUALITY SYSTEMS INC
filed 2000-11-13
CIK 708818

               U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

   6,186,841 shares of Common Stock, $.01 par value, as of October 31, 2000

               PART I. CONSOLIDATED FINANCIAL INFORMATION.
               ------- -----------------------------------
Item 1. Financial Statements.
------- ---------------------

                          QUALITY SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS
                                               September 30,      March 31,
                                                     2000          2000
                                                  ----------    ----------
                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                       $   16,605    $   15,926
  Short-term investments                                 248           243
  Accounts receivable, net                            15,107        13,710
  Inventories                                            967         1,010
  Other current assets                                 1,322         2,496
                                                  ----------    ----------
      Total current assets                            34,249        33,385

Equipment and Improvements, net                        2,026         1,797
Capitalized Software Costs, net                        1,894         1,984
Deferred Tax Asset                                     2,936         3,042
Excess of Cost Over Net Assets
  of Acquired Business, net                            1,942         2,112
Other Assets                                           1,655         1,816
                                                  ----------    ----------
      Total assets                                $   44,702    $   44,136
                                                  ==========    ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $    1,617    $    1,246
  Deferred service revenue                             5,712         5,691
  Other current liabilities                            3,871         5,116
                                                  ----------    ----------
      Total liabilities                               11,200        12,053
                                                  ----------    ----------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000 shares
    authorized, 6,208 and 6,201 shares issued
    and outstanding, respectively                         62            62
  Additional paid-in capital                          35,533        35,483
  Accumulated deficit                                 (2,093)       (3,462)
                                                  ----------    ----------
      Total shareholders' equity                      33,502        32,083
                                                  ----------    ----------
        Total liabilities and
          shareholders' equity                    $   44,702    $   44,136
                                                  ==========    ==========

See notes to consolidated financial statements.

                            QUALITY SYSTEMS, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                (Unaudited)
                 (in thousands, except per share amounts)

                                 Three Months Ended    Six Months Ended
                                 ------------------   ------------------
                                    September 30,        September 30,
                                   2000      1999       2000      1999
                                 --------  --------   --------  --------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies        $  4,794    $5,633     $9,189  $ 10,749
  Maintenance, EDI, and other       4,869     4,076      9,736     8,062
                                 --------  --------   --------  --------
                                    9,663     9,709     18,925    18,811

Cost of Products and Services       4,363     4,466      8,395     8,524
                                 --------  --------   --------  --------
Gross Profit                        5,300     5,243     10,530    10,287

Selling, General and
  Administrative Expenses           3,264     3,138      6,609     6,178
Research and Development Costs        974       965      1,979     1,857
                                 --------  --------   --------  --------

Income from Operations              1,082     1,140      1,942     2,252

Investment Income                     251       182        497       348
                                 --------  --------   --------  --------
Income before Provision for
Income Taxes                        1,333     1,322      2,439     2,600
Provision for Income Taxes            589       584      1,070     1,120
                                 --------  --------   --------  --------
Net Income and
Comprehensive Income             $    744  $    738   $  1,369  $  1,480
                                 ========  ========   ========  ========

Net Income per Share,
  basic & diluted                $   0.12  $   0.12   $   0.22  $   0.24
                                 ========  ========   ========  ========


See notes to consolidated financial statements.

                          QUALITY SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (in thousands)

                                           Six Months Ended September 30,
                                           -----------------------------
                                               2000             1999
                                           ------------     ------------
Cash Flows from Operating Activities:
  Net income                               $     1,369      $     1,480
  Adjustments to reconcile net
    income to net cash
    provided by operating activities:
      Depreciation and amortization              1,342            1,308
      Loss(Gain) on short-term investments          (5)              10
      Deferred income taxes                      1,364              (26)
      Changes in:
        Accounts receivable                     (1,397)             259
        Inventories                                 43             (435)
        Other current assets                       (84)             (88)
        Other assets                                (6)             (75)
        Accounts payable                           371              463
        Deferred service revenue                    21              446
        Income taxes payable and taxes
          related to equity accounts            (1,287)            (522)
        Other current liabilities                   42               59
                                           ------------     ------------
Net Cash Provided by Operating Activities        1,773            2,879
                                           ------------     ------------
Cash Flows from Investing Activities:
  Net additions to
    equipment and improvements                    (572)            (196)
  Additions to capitalized software costs         (559)            (593)
  Purchase of short-term investment                 -               (50)
  Proceeds from sale of
    short-term investment                           -                29
  Change in other assets                           (13)             (45)
                                           ------------     ------------
Net Cash Used in Investing Activities           (1,144)            (855)
                                           ------------     ------------
Cash Flows from Financing Activities:
  Purchases of Common Stock                        (35)               -
  Proceeds from exercise of stock options           85                6
                                           ------------     ------------
Net Cash Provided by Financing
  Activities                                        50                6
                                           ------------     ------------
Net Increase in Cash and
  Cash Equivalents                                 679            2,030
Cash and Cash Equivalents,
  beginning of period                           15,926           14,196
                                           ------------     ------------
Cash and Cash Equivalents, end of period   $    16,605      $    16,226
                                           ============     ============

See notes to consolidated financial statements.

                          QUALITY SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)
                             (in thousands)



Supplemental Information - During the six months ended September 30, 2000 and 1999, the Company made income tax payments, net of refunds received, of $831 and $1,670, respectively.

                          QUALITY SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States of America, and should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 2000. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.


NOTE 2 - STOCK REPURCHASE
------   ----------------

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common stock, subject to compliance with applicable laws and regulations. This stock authorization has been renewed annually and currently expires on June 7, 2001. The timing and amount of any repurchase is at the discretion of the Company's Board of Directors. The Company's Board of Directors could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three months ended September 30, 2000, the Company repurchased 5,000 shares at a cost of approximately $35,000. Since the inception of the repurchase authorization through October 31, 2000, 137,800 shares have been repurchased at a cost of approximately $829,000.


NOTE 3 - INCOME TAXES
------   ------------

The provision for income taxes for the three months ended
September 30, 2000 and 1999 differ from the expected combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. and the effect of varying state income tax rates.

NOTE 4 - NET INCOME (LOSS) PER SHARE
------   ---------------------------

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the period indicated.

                                   Three Months Ended   Six Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                     2000      1999      2000      1999
                                   --------  --------  --------  --------
                                   (in thousands except per share amounts)
Net income                         $   744   $    738  $  1,369  $  1,480
                                   --------  --------  --------  --------
Basic net income per share:

Weighted average number of
  common shares outstanding           6,209     6,215     6,209     6,215
                                   --------  --------  --------  --------
Basic net income per share         $   0.12  $   0.12  $   0.22  $   0.24
                                   ========  ========  ========  ========
Diluted net income
  per share:

Weighted average number of
  common shares outstanding           6,209     6,215     6,209     6,215
Weighted average number of
  common shares equivalents-
    Weighted average
      options outstanding                64        26        86        14
                                   --------  --------  --------  --------
Weighted average number of common
  and common equivalent shares        6,273     6,241     6,286     6,229
                                   --------  --------  --------  --------
Diluted net income
  per share                        $   0.12  $   0.12  $   0.22  $   0.24
                                   ========  ========  ========  ========




NOTE 5 - NEW ACCOUNTING STANDARD
------   -----------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the third quarter of fiscal year 2001. The Company is currently evaluating the impact SAB 101 will have on its financial statements, but does not believe the impact will be significant.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as noncompensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similiar awards. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

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

QSI is a California Corporation formed in 1974 and was founded with an early focus on providing information systems and services primarily for dental group practices. QSI's initial "turnkey" systems were designed to improve productivity while reducing information processing costs and personnel requirements. In the mid-1980's, QSI capitalized on the opportunity presented by the increasing pressure of cost containment on physicians and healthcare organizations and further expanded its information processing systems into the broader medical market. Today, QSI primarily develops and provides integrated character-based healthcare information systems for both the medical and dental markets. These expandable systems operate on a stand-alone basis or in a networked environment.

QSI's wholly owned subsidiaries, Clinitec and Micromed, develop and sell both proprietary electronic medical records software and practice management systems under the product name of NextGen*. Major product categories of the NextGen suite of applications include Electronic Medical Records (NextGenemr), Enterprise Practice Management (NextGenepm), Enterprise Appointment Scheduling (NextGeneas), Enterprise Master Patient Index (NextGenepi), Managed Care, Electronic Data Interchange, System Interfaces, Internet Operability (NextGen web), and a Patient-centric and Provider-centric Web Portal Solution (NextMD).

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






*  NextGen is a registered trademark of Clinitec International, Inc.

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

In June 2000, plaintiffs moved for approval of a second firm as class legal counsel. Defendants opposed the motion. On August 17, 2000, the court denied the motion for approval of plaintiffs' second proposed class legal counsel. The court has ordered plaintiffs to retain new proposed class
counsel by December 1, 2000.   However, the named defendants will again
have the opportunity to oppose class certification. The Company and its named officers and directors deny all remaining allegations of wrongdoing made against them in these suits, consider the allegations groundless and without merit, and intend to vigorously defend against these actions.

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

ABILITY TO MANAGE GROWTH.

The Company has experienced periods of growth which has placed, and may continue to place, a significant strain on the Company's resources. The Company also anticipates expanding its overall software development, marketing, sales, client management and training capacity. In the event the Company is unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on the Company. In addition, the Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on significant expansion of its research and development, marketing and sales, management, and administrative and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                                      Three Months         Six Months
                                          Ended               Ended
                                      September 30,       September 30,
                                    ----------------    ----------------
                                     2000      1999      2000      1999
                                    ------    ------    ------    ------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies             49.6%     58.0%     48.6%     57.1%
  Maintenance and other services      50.4      42.0      51.4      42.9
                                    ------    ------    ------    ------
                                     100.0     100.0     100.0     100.0

Cost of Products and Services         45.2      46.0      44.4      45.3
                                    ------    ------    ------    ------
Gross Profit                          54.8      54.0      55.6      54.7
Selling, General and
  Administrative Expenses             33.6      32.3      34.9      32.8
Research and Development Costs        10.1       9.9      10.5       9.9
                                    ------    ------    ------    ------
Income from Operations                11.1      11.8      10.2      12.0

Investment Income                      2.6       1.8       2.6       1.8
                                    ------    ------    ------    ------
Income before Provision for
Income Taxes                          13.7      13.6      12.8      13.8
Provision for Income Taxes             6.1       6.0       5.7       5.9
                                    ------    ------    ------    ------
Net Income                             7.6%      7.6%      7.1%      7.9%
                                    ======    ======    ======    ======

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999.

The Company's net income for the three months ended September 30, 2000 was $744,000, or $0.12 per share on a basic and diluted basis, as compared to a net income of $738,000, or $0.12 per share on a basic and diluted basis, for the three months ended September 30, 1999.

Net Revenues. Net revenues for the three months ended September 30, 2000 at $9.7 million were unchanged compared to the three months ended September 30, 1999. Sales of computer systems, upgrades and supplies declined 14.9% to $4.8 million from $5.6 million while net revenues from maintenance and other services grew 19.5% to $4.9 million from $4.1 million during the comparable periods. The decline in net revenues from sales of computer systems, upgrades and supplies was principally the result of a decrease in sales of the Legacy product and a modest decline in Nextgen systems sales. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance and other service revenue together with an increase in revenues generated from the Company's electronic data interchange services.

Cost of Products and Services. Cost of products and services for the three months ended September 30, 2000 and 1999 declined 2.3% at $4.4 million and $4.5 million, respectively, while cost of products and services as a percentage of net revenues decreased to 45% from 46% during the comparable periods. The cost of products and services as a percentage of net revenues decreased while the dollar amount declined primarily as a result of a change in the relative mix of hardware content included in system sales in the respective periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 increased 4.0% to $3.3 million as compared to $3.1 million for the three months ended September 30, 1999. Selling, general and administrative expenses as a percentage of net revenues increased to 33.6% from 32.3%. The increase in the amount of such expenses resulted primarily from increased expenses related to marketing the Nextgen product line, sales personnel and administrative infrastructure, and costs associated with the Company's internet portal Nextmd.com. The increase of such expenses as a percentage of net revenues resulted from the increase in the aforementioned expenses combined with relatively unchanged revenue.

Research and Development Costs. Research and development costs for the three months September 30, 2000 were relatively unchanged at $1.0 million compared to approximately $1.0 million in the three months ended September 30, 1999. Research and development costs as a percentage of net revenues were relatively unchanged at 10.1% as compared to 9.9% for the respective periods.

Investment Income. Investment income for the three months ended September 30, 2000 was up 38% at approximately $251,000 compared to $182,000 in the three months ended September 30, 1999. The increase in investment income is largely due to a rise in interest income from the Company's money market accounts resulting from an increase in interest rates, and higher cash balances.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2000 was approximately $589,000 as compared to approximately $584,000 for the three months ended September 30, 1999.

The provision for income taxes for the three months ended September 30, 2000 and 1999 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.

FOR THE SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999.

The Company's net income for the six months ended September 30, 2000 was $1.4 million, or $0.22 per share on a basic and diluted basis, as compared to $1.5 million, or $0.24 per share for the six months ended September 30, 1999.

Net Revenues. Net revenues for the six months ended September 30, 2000 increased 0.6% to $18.9 million from $18.8 million for the six months ended September 30, 1999. Sales of computer systems, upgrades and supplies decreased 14.5% to $9.2 million from $10.7 million while net revenues from maintenance and other services grew 20.8% to $9.7 million from $8.1 million during the comparable periods. The decrease in net revenues from sales of computer systems, upgrades and supplies was principally the result of decreases in the sales of the Legacy, NextGen EPM and NextGen EMR systems. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance and other services revenue together with an increase in revenues generated from the Company's electronic data interchange services.

Cost of Products and Services. Cost of products and services for the six months ended September 30, 2000 decreased 1.5% to $8.4 million from $8.5 million for the six months ended September 30, 1999 while cost of products and services as a percentage of net revenues decreased to 44.4% from 45.3% during the comparable periods. The decrease in the cost of products and services resulted from the impact of a change in the relative mix of hardware content systems sales revenue. The cost of products and services as a percentage of net revenues decreased as a result of the impact of a change in the relative mix of hardware content of systems sales also.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2000 increased 7.0% to $6.6 million as compared to $6.2 million for the six months ended September 30, 1999. Selling, general and administrative expenses as a percentage of net revenues increased to 34.9% from 32.8%. The increase in the amount of such expenses resulted primarily from increased marketing expenses of the NextGen EPM and EMR along with additions to sales personnel and administrative infrastructure, and added costs associated with maintenance of the Company's internet portal Nextmd.com. The increase of such expenses as a percentage of net revenues resulted from the increase in expenses combined with the relatively unchanged revenue.

Research and Development Costs. Research and development costs for the six months ended September 30, 2000 and 1999 increased 6.6% at approximately $2.0 million and 1.9 million respectively. Research and development costs as a percentage of net revenues increased to 10.5% as compared to 9.9% for the respective periods primarily as a result of the effect of the increase in research and development costs for the September 2000 period.

Investment Income. Investment income for the six months ended September 30, 2000 and 1999 was up 43% at $497,000 and $348,000, respectively. The increase in investment income is largely due to a rise in interest income from the Company's money market accounts resulting from an increase in interest rates, and higher cash balances.

Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2000 was $1.1 million as compared to $1.1 million for the six months ended September 30, 1999. The provision for and benefit from income taxes for the six months ended September 30, 1999 and 1998 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.


LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents increased approximately $679,000 for the six months ended September 30, 2000 primarily as a result of income from operations, offset by increases in accounts receivable. Cash and cash equivalents increased $2.0 million for the six months ended September 30, 1999 principally as a result of cash provided by operating activities also.

Net cash generated by operating activities for the six months ended September 30, 2000 was approximately $1,773,000 consisting primarily of the Company's $1,369,000 in net income adjusted for the principal non-cash operating expenses of depreciation and amortization, an increase in accounts payable less an increase in accounts receivable. Net cash provided by operating activities for the six months ended September 30, 1999 was $2.9 million consisting primarily of the Company's $1.5 million in net income adjusted for the principal non-cash operating expenses of depreciation and amortization.

Net cash used in investing activities for the six months ended September 30, 2000 was $1.1 million consisting principally of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the six months ended September 30, 1999 was $0.9 million consisting of additions to equipment and improvements and capitalized software.

Net cash provided by financing activities for the six months ended September 30, 2000 and 1999 was $50,000 and $6,000, respectively, generated by the exercise of stock options. Cash provided by financing activities in the six months ended September 30, 2000 was offset by the repurchase of 5,000 shares of stock at a cost of approximately $35,000.

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common, subject to compliance with applicable laws and regulations. This stock authorization has been renewed annually and currently expires on June 7, 2001. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the six months ended September 30, 2000, the Company purchased 5,000 shares at a cost of approximately $35,000.

At September 30, 2000, the Company had cash and cash equivalents of $16.6 million and short-term investments of $248,000. Except for the Company's intention to expend funds for the development of complementary products to its existing product line and alternative versions of certain of its products for the client-server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital Commitments.

The Company believes that its cash and cash equivalents and short-term investments on hand at September 30, 2000, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.


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

In June 2000, plaintiffs moved for approval of a second firm as class legal counsel. Defendants opposed the motion. On August 17, 2000, the court denied the motion for approval of plaintiffs' second proposed class legal counsel. The court has ordered plaintiffs to retain new proposed class
counsel by December 1, 2000.   However, the named defendants will again
have the opportunity to oppose class certification. The Company and its named officers and directors deny all remaining allegations of wrongdoing made against them in these suits, consider the allegations groundless and without merit, and intend to vigorously defend against these actions.

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

None

Item 3. Defaults Upon Senior Securities
------- -------------------------------

None

Item 4.  Submissions of Matters to a Vote of Securities Holders
------- -------------------------------------------------------

On September 14, 2000, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Sheldon Razin (with 4,482,670 affirmative votes and 6,150 votes withheld), Ahmed Hussein (with 4,410,431 affirmative votes and 78,389 votes withheld), Mohammed-Tawfick El-Bardai (with 4,411,431 affirmative votes and 77,389 votes withheld), Dale Hanson (with 4,484,570 affirmative votes and 4,250 votes withheld), Frank Meyer (with 4,484,670 affirmative votes and 4,150 votes withheld), William Small (with 4,484,670 affirmative votes and 4,150 votes withheld), and Emad Zikry (with 4,411,431 affirmative votes and 77,389 votes withheld)

The shareholders also ratified the appointment of Deloitee & Touche LLP as the independent public accountants for the Company for the fiscal year ending March 31, 2001 (with 4,488,080 affirmative votes, 40 against, and 700 abstaining.)


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

                                 QUALITY SYSTEMS, INC.

Date:  November 02, 2000            By       /s/ Lou Silverman
                                   ----------------------------------
                                   Lou Silverman
                                   Chief Executive Officer
                                   Principal Executive Officer

Date:  November 02, 2000            By       /s/ Paul Holt
                                   ----------------------------------
                                   Paul Holt
                                   Chief Financial Officer;
                                   Principal Accounting Officer


INDEX TO EXHIBITS

                                                            Sequential
                                                                  Page
   Exhibit                                                         No.
   -------                                                  ----------


      10.18*  	Employment Agreement dated July 20, 2000 between    28
               Quality Systems, Inc. and Lou Silverman

      27.0    	Financial Data Schedule, is filed herewith.         40





          *This exhibit is a management contract or a compensatory plan or arrangement.

                              EXHIBIT 10.18

                             EMPLOYMENT AGREEMENT

         THIS AGREEMENT, dated as of July 20, 2000, ("Effective Date") is between Quality Systems Inc. ("Company"), and Lou Silverman ("Executive") (collectively, the "Parties").
                                  RECITALS

     Company desires to obtain the services of Executive, and Executive desires to secure employment from Company upon the following terms and conditions.

     ACCORDINGLY, THE PARTIES AGREE AS FOLLOWS:

     1.	  Period of Employment.

          The Company hereby employs Executive to render services to Company in the position and with the duties and responsibilities described in Section 2 for the period commencing on a date no later than August 24, 2000 and ending as hereinafter provided in
          Section 5, below (the "Period of Employment").

     2.	  Position, Duties, Place of Employment, Other Activities.

          (a) Position. Executive hereby accepts employment with Company as President and Chief Executive Officer.

          (b) Duties. Executive shall always, during the Period of Employment, be the Company's Chief Executive Officer. Executive's responsibilities and authority shall include those activities that are customarily associated with such position, but shall exclude those duties and decisions which are reserved to the Board.

          (c) Other Activities. Executive agrees to devote his full business time during regular business hours to working for the Company and performing the aforesaid duties and such other duties as shall from time to time be assigned to him by the Board of Directors of the Company consistent with his position as the Chief Executive Officer of the Company. During the Term of his employment hereunder, Executive shall have no interest in, or perform any services during regular business hours for any other company, whether or not such company is competitive with the Company, except that this prohibition shall not be deemed to apply to passive investments in businesses not competitive with the business of the Company or to investments of 5% or less of the outstanding stock of public companies whose stock is traded on a national securities exchange or in the over-the-counter market. For purposes of this paragraph, a "passive investment" shall be deemed to mean investment in a business that does not require or result in the participation of Executive in the management or operations of such business except during times other than regular business hours and which does not interfere with his duties and responsibilities to the Company. Nothing contained herein shall limit the right of Executive to make speeches, write articles or participate in public debate and discussions in and by means of any medium of communication or serve as a director or trustee of any non-competing Company or organization, provided that such activities are not inconsistent with Executive's obligations hereunder.

     3.   Compensation, Benefits, Expenses.

          (a)	 Base Compensation.   In consideration of the services to be
               rendered hereunder, Executive shall be paid the annual salary described in Schedule A to this Agreement in equal regular installments and pursuant to the procedures regularly established, and as they may be amended, by Company during the course of this Agreement. This rate shall be reviewed by the Board at the end of each calendar year, and may be increased by the Board in its sole discretion to reflect executive performance, company performance, increases in the cost of living and such other increases as may be awarded in accordance with Company's regular practice for giving salary increases to similarly situated executives.

          (b)	 Benefits.  Executive shall be entitled to the benefits
               described in Schedule A to this Agreement. In addition, Company shall provide Executive with the right to participate in and to receive benefits from all present and future life, accident, disability, medical, dental, retirement, pension, savings, bonus and incentive plans and all benefits and perquisites made available to any executive of Company.

          (c)	 Expenses.  The Company shall reimburse Executive for
               reasonable travel and other business expenses incurred by Executive in the performance of his duties hereunder in accordance with Company's general policies, as they may be amended from time to time during the course of this Agreement.

     4.	  At-Will Employment.  Executive's employment shall be "at-will,"
          and may be terminated for any reason by either the Company or Executive upon 60 days' written notice to the other party, subject only to the provisions of Section 6 of this Agreement.

     5.	  Termination of Employment.

          (a)	 By Death.   The Period of Employment shall terminate
               automatically upon the death of Executive.

          (b)	 By Disability.  If, in the sole opinion of the Board,
               Executive shall be prevented from properly performing his duties hereunder by reason of any physical or mental incapacity for a period of more than twelve (12) consecutive weeks or for a cumulative period of ninety (90) business days in any eighteen -month period, then, to the extent permitted by law, Company shall have the right to terminate this Agreement.

          (c)	 By Company For Cause.  If Company believes that an event
               constituting Cause has occurred, Company may give Executive written notice of its intention to terminate this Agreement for Cause (as defined below). The preceding sentence notwithstanding, Executive's employment shall not be deemed to have been terminated for Cause in the case of (b) below unless (i) Company has given or delivered to Executive reasonable notice setting forth the reasons for Company's intention to terminate Executive's employment for Cause and has afforded Executive a reasonable period of time not less than ten (10) business days following actual receipt of such notice in which to cure; (ii) Executive has been provided a reasonable opportunity at any time during the 30-day period after Executive's receipt of such notice, for Executive, together with Executive's counsel, to be heard before the Board; and (iii) if such a Board hearing occurs, Executive receives a second written notice from Company stating that, in the good faith opinion of not less than a majority of the entire membership of the Board, Executive was guilty of the conduct giving rise to termination for Cause and the Cause has not been cured. If this Agreement is terminated for Cause, the termination shall be effective as of the date Company's notice is given pursuant to clause (i) above, or such later date that may be specified in such notice as the termination date. "Cause" shall mean Executive (a) engaged in any criminal conduct constituting a felony (or that involved dishonesty, breach of trust or moral turpitude) and criminal charges are brought against Executive by a governmental authority or Executive enters a plea of nolo contender (or similar plea) to such charge or (b) knowingly and willfully engaged in activities that would constitute a material breach of any term of this Agreement resulting in a material injury to the business condition, financial or otherwise, results of operation or prospects of the Company, as determined in good faith by the Board of Directors of the Company.

          (d) 	By Executive For Good Reason.  If Executive has not received written notice from Company that it intends to terminate Executive's employment for Cause, Executive may terminate the Period of Employment for Good Reason (as defined below) upon ten (10) days' advance written notice to Company. Any written notice pursuant to this section shall set forth the reasons for the termination. Good Reason shall exist if without Executive's prior written consent and in the absence of written notice of Cause, one or more of the following events occurs: (i) there is an assignment to Executive of any duties materially inconsistent with or which constitute a material change in Executive's position, duties, responsibilities, or status with Company, or a material change in Executive's reporting responsibilities, title, or offices;

               or removal of Executive from or failure to re-elect Executive to any of such positions, except in connection with the termination of the Period of Employment pursuant to subparagraphs (a) through (c), above; (ii) there is a reduction by Company in Executive's annual salary then in effect or a material diminishment in the position, duties, authority or status of Executive; (iii) Company acts in any way that would adversely affect Executive's participation in or materially reduce Executive's benefit under any benefit plan of Company in which Executive is participating or deprive Executive of any material fringe benefit enjoyed by Executive, except in so far that such action or inaction by the Company (1) is also taken or not taken as the case may be, in respect of all employees generally, (2) is required by the terms of any benefit plan as in effect immediately before such action or inaction, or (3) is necessary to comply with applicable law or to preserve the qualification of any benefit plan under section 401 (a) of the Internal Revenue Code; (iv) Company fails to comply with any provisions of this Agreement, which failure is not remedied by Company promptly, and in no event later than ten (10) business days, after Company's receipt of written notice thereof from Executive; or (v) there is a material change in the nature or direction of the Business or Executive's place of employment.

          (e)	 Upon a Change in Control.  Termination Upon a Change in
               Control shall be deemed to occur upon (1) the termination of Executive without Cause within 120 days prior to or 90 days after the event constituting the Change in Control or
               (2) the election of Executive, within 90 days of the event constituting the Change in Control, not to continue with the successor or surviving Corporation. A "Change in Control" occurs for purposes of this Agreement upon the earliest occurrence of any of the following events:

               (1) The direct or indirect sale, lease, exchange or other transfer of all, substantially all, or a material percentage (35% or more) of the assets of the Company to any person or entity or group of persons or entities acting in concert as a partnership or other group (a "Group of Persons").The terms "Persons" and "Group of Persons" are as defined in Rule 13d 3 of the Exchange Act;

               (2) The merger, consolidation or other business combination of the Company with or into another Company with the effect that the shareholders of the Company immediately prior to the merger, consolidation or other business combination, hold less than 51% of the combined voting power of the then outstanding securities of the surviving Company of such merger, consolidation or other business combination ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors;

               (3) The replacement of a majority of the Company's Board in any given year as compared to the directors who constituted the Company's Board at the beginning of such year, and such replacement shall have not been approved by the Company's Board of Directors as constituted at the beginning of such year; and

               (4) A person or Group of Persons shall, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise (other than as a result of the purchase by Ahmed Hussein or his affiliates of the Company's securities beneficially owned by Sheldon Razin or his affiliates or vice versa), have become the beneficial owner (within the meaning of Rule 13D-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act) of securities of the Company representing 25% or more of the combined voting power of the then outstanding securities of such Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors.

     6.	  Compensation Upon Termination or Change in Control.

          (a)	 Upon termination due to death or Disability, Executive or
               Executive's legal representatives, as the case may be, shall be entitled to: (i) unpaid Base Compensation earned or accrued through Executive's date of termination, accrued and unused vacation pay, unreimbursed expenses and the disability benefit available under and only to the extent of the insurance maintained as provided in Schedule A; (ii) any performance or other bonus earned but not yet paid;
               (iii) any other compensation and benefits to which Executive or Executive's legal representatives may be entitled under applicable plans, programs and agreements of Company to the extent permitted under the terms thereof, including, without limitation, life insurance as provided in Schedule A to this Agreement; and (iv) any vested stock options in accordance with the terms of the stock option agreement governing such stock option.

          (b) 	Upon termination by Company for Cause, Executive shall be
               entitled to receive his Base Compensation earned to date of termination, any accrued but unused vacation pay, and any unreimbursed expenses, and all other rights shall terminate.

          (c) 	Upon Company's breach of the Agreement prior to the Period
               of Employment, Executive shall be entitled to (i) a lump sum payment equal to six (6) months' of Executive's then current Base Compensation; and (ii) immediate vesting of an additional 25% of all granted, but unvested stock options.

          (d) 	Upon a Change in Control, regardless of whether Executive's
               employment terminates, Executive shall be entitled to immediate vesting of all granted, but unvested stock options.

          (e) 	Upon Termination Upon a Change in Control, Executive shall
               be entitled to (i) unpaid Base Compensation and vacation earned and accrued through Executive's date of termination plus a lump sum payment equal to six (6) months' of Executive's then current Base Compensation; (ii) any other performance bonus earned but not yet paid; (iii) reimbursement of expenses incurred but not yet reimbursed by Company; and (iv) immediate vesting of all granted, but unvested stock options.

          (f) 	Upon Termination by Company without Cause or by Executive
               With Good Reason, Executive shall be entitled to (i) unpaid Base Compensation and vacation earned and accrued through Executive's date of termination plus a lump sum payment equal to six (6) months' of Executive's then current Base Compensation; (ii) any other performance bonus earned but not yet paid; (iii) reimbursement of expenses incurred but not yet reimbursed by Company; and (iv) immediate vesting of an additional 25% of all granted, but unvested stock options.

          (g)	 Upon termination of the Period of Employment, Executive
               shall be deemed to have resigned from all offices and directorships then held with Company.

     7. Damages and Set Off. Executive shall not be required to seek other employment or otherwise mitigate damages incurred as a result of termination of Executive's employment by Company. Company shall not be entitled to set off against the amounts payable to Executive any amounts earned by Executive in other employment or any amounts which might have been earned by Executive in other employment had Executive sought such other employment. The amounts payable to Executive in the event of termination shall not be treated as damages but as severance compensation to which Executive is entitled by reason of such termination.

     8. Confidential Information. Executive acknowledges that, because of his duties and his position of trust under this Agreement, he will become familiar with trade secrets and other confidential information (including but not limited to operating methods and procedures, customers, employees, and plans for future developments) which are valuable assets and property rights of the Company and not publicly known and Executive acknowledges that public disclosure of such trade secrets and other confidential information will have an adverse effect on the Company and its business. Except in connection with the performance of his duties for the Company, Executive agrees that he will not, during or at any time after the Period of Employment, either directly or indirectly, disclose to any person, entity, firm or Company such trade secrets or other confidential information, including, but not limited to, any facts concerning the systems, methods, procedures or plans developed or used by the Company, and not to release, use or disclose the same except with the prior written consent of the Company. Executive agrees to retain all such trade secrets and other confidential information in a fiduciary capacity for the sole benefit of the Company, its successors and assigns. All records, files, memoranda, reports, price lists, customer lists, documents, equipment, systems, methods, procedures and plans, and the like, relating to the business of the Company, which Executive shall use or prepare or come in contact with shall remain the sole property of the Company. Upon termination of his employment by the Company or at any time the Company may so request, Executive will surrender to the Company all non-public papers, notes, reports, plans and other documents (and all copies thereof) relating to the business of the Company which he may then possess or have under his control.

     9.   Non Solicitation; Non Interference. Executive acknowledges that
          (i) the services to be performed by him under this Agreement are of a special, unique, extraordinary and intellectual character; (ii) Executive possesses substantial technical and managerial expertise and skill with respect to the Company's business; (iii) the Company's business is national in scope and its products and services are marketed throughout the nation;
          (iv) the Company competes with other businesses that are or could be located in any part of the nation; (v) the covenants and obligations of Executive under this Paragraph 9 are material inducement and condition to the Company's entering into this Agreement and performing its obligations hereunder, and (vi) the provisions of this Paragraph 9 are reasonable and necessary to protect the Company's business.

          In consideration of the acknowledgements by Executive, and in consideration of the compensation and benefits to be paid or provided to Executive by the Company, Executive covenants that he will not, for a period of two (2) years following the expiration or earlier termination of this Agreement, without the prior written consent of the Company, directly or indirectly either for himself or any other person, (i) solicit or induce, or attempt to solicit or induce any employee of, or agent or independent contractor providing services to the Company to leave the employ of or to cease to provide services, in whole or in part to, the Company, or to terminate or fail or refuse to renew or renegotiate, any contract for services with the Company, whether such control is written or oral, (ii) in any way interfere with the relationship between the Company and employee of or agent or independent contractor of the Company,
          (iii) employ or otherwise engage as an employee, sales, or independent contractor, consultant or otherwise, and employee, agent or independent contractor of the Company (this subsection
          (iii) shall not apply to any person after two (2) years have elapsed subsequent to the date on which such person's employment by or association with the Company has terminated), and for a period of one (1) year following the expiration or earlier termination of this agreement induce or attempt to induce any customer, supplier, licensee, or business relation of the Company to cease doing business with the Company, or in any way interfere with the relationship between any customer, supplier, licensee, or business relation of the Company,

    10.  	Assignment; Successors and Assigns.  Executive agrees that he will not assign, sell, transfer, delegate or otherwise dispose of, whether voluntarily or involuntarily, or by operation of law, any rights or obligations under this Agreement, nor shall Executive's rights be subject to encumbrance or the claims of creditors. Any purported assignment, transfer, or delegation shall be null and void. Nothing in this Agreement shall prevent the consolidation of Company with, or its merger into, any other corporation, or the sale by Company of all or substantially all of its properties or assets, or the assignment by Company of this Agreement and the performance of its obligations hereunder to any successor in interest or any Affiliated Company. Subject to the foregoing, this Agreement shall be binding upon and shall inure to the benefit of the Parties and their respective heirs, legal representatives, successors, and permitted assigns, and shall not benefit any person or entity other than those enumerated above.

    11. Notices. All notices or other communications required or permitted hereunder shall be made in writing and shall be deemed to have been duly given if delivered by hand or mailed, postage prepaid, by certified or registered mail, return receipt requested, and addressed to Company at:
            ___________________________
            ___________________________
            ___________________________
            Attn:   ______________________
          or to Executive at:
               ___________________________
               ___________________________
               ___________________________

          Notice of change of address shall be effective only when done in accordance with this Section.

    12.	  Entire Agreement.  The terms of this Agreement are intended by the Parties to be the final expression of their agreement with respect to the employment of Executive by Company and may not be contradicted by evidence of any prior or contemporaneous agreement. The Parties further intend that this Agreement shall constitute the complete and exclusive statement of its terms and that no extrinsic evidence whatsoever may be introduced in any judicial, administrative, or other legal proceeding involving this Agreement.

    13.  	Amendments; Waivers.  This Agreement may not be modified,
          amended, or terminated except by an instrument in writing, signed by Executive and by a duly authorized representative of Company other than Executive. By an instrument in writing similarly executed, either party may waive compliance by the other party with any provision of this Agreement that such other party was or is obligated to comply with or perform, provided, however, that such waiver shall not operate as a waiver of, or estoppel with respect to, any other or subsequent failure. No failure to exercise and no delay in exercising any right, remedy, or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy, or power hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, or power provided herein or by law or in equity.

    14.	  Severability; Enforcement.  If any provision of this Agreement, or the application thereof to any person, place, or circumstance, shall be held by a court of competent jurisdiction to be invalid, unenforceable, or void, the remainder of this Agreement and such provisions as applied to other persons, places, and circumstances shall remain in full force and effect.

    15.	  Interpretation; Governing Law.  This Agreement shall be deemed to be the result of arms-length negotiation between the Parties and shall not be deemed to have been drafted by either Party. Titles and headings are for convenience of reference only and are not interpretive of text. The validity, interpretation, enforceability, and performance of this Agreement shall be governed by and construed in accordance with the law of the State of California.

    16.  	Executive Acknowledgment.  Executive acknowledges (i) that he has consulted with or has had the opportunity to consult with independent counsel of his own choice concerning this Agreement and has been advised to do so by Company, and (ii) that he has read and understands the Agreement, is fully aware of its legal effect, and has entered into it freely based on his own judgment.

    17.	  Execution.  This Agreement may be executed in counterparts, and if so executed and delivered, all of the counterparts together shall constitute one and the same Agreement. A facsimile signature may be treated as an original, and each party agrees to deliver to the other party an original executed Agreement within seven days of execution.

    The Parties have duly executed this Agreement as of the date first written above.

   	Lou Silverman

   	____/s/ Lou Silverman____________________

   	Quality Systems Inc.

   	By:  _/s Ahmed Hussein_________________

   	Its:  Co-Chairman Board of Directors___

                                 Schedule A

Base Salary: Executive will be paid base salary at the annualized rate of $250,000.00

Cash Bonus: Executive will earn a cash bonus of up to 50% of annual Base Compensation, based upon performance on goals established jointly between Executive and the Board, which goals shall be established within a reasonable period of time, but no later than 90 days after the Period of Employment commences, and which shall be reviewed not less than annually. Any Cash Bonus will be paid no later than 90 days after the end of the period in which such bonus was earned.

Stock Options: Effective upon execution of this Agreement, Executive shall be granted an option to purchase One Hundred Twenty-Four Thousand Two Hundred Sixty (124,260) shares of QSI common stock. The exercise price of such option shall equal the bid price at the close of trading on the Nasdaq National Market on the Effective Date.

Additionally, Executive will be granted stock options in the amount of not less than 1% of the issued and outstanding shares of QSI stock at the one year anniversary of the Effective Date, if the Executive remains an Employee of the Company at that time. The exercise price of such option shall be the closing price of the stock on the Nasdaq National Market on the one year anniversary of the Effective Date, or if the anniversary date falls on a non-business day, the business day immediately following the anniversary date.

Benefits: Executive will be eligible to earn and participate in all other benefit programs offered by the company with the same eligibility requirements as would apply to any other executive of the company. However, all waiting periods for health benefits and 401k benefits will be waived for Executive.

                              EXHIBIT 27.0