Form 10-Q
period 2000-12-31
QUALITY SYSTEMS INC
filed 2001-02-13
CIK 708818

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                  to
                                   ----------------    --------------------

                         Commission file number 0-13801


                              QUALITY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


          California                                             95-2888568
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


   17822 East 17th Street, Suite 210
           Tustin, California                                      92780
----------------------------------------                     -------------------
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

 5,978,816 shares of Common Stock, $.01 par value, as of January 31, 2001

================================================================================

               PART I. CONSOLIDATED FINANCIAL INFORMATION.

Item 1. Financial Statements.

                              QUALITY SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                     December 31,      March 31,
                                                        2000             2000
                                                     ------------      ---------
                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents                           $ 15,658         $ 15,926
  Short-term investments                                   254              243
  Accounts receivable, net                              15,938           13,710
  Inventories                                              899            1,010
  Other current assets                                   2,226            2,496
                                                      --------         --------
      Total current assets                              34,975           33,385

Equipment and Improvements, net                          1,919            1,797
Capitalized Software Costs, net                          1,814            1,984
Deferred Tax Asset                                       2,915            3,042
Excess of Cost Over Net Assets
  of Acquired Business, net                              1,857            2,112
Other Assets                                             1,578            1,816
                                                      --------         --------
      Total assets                                    $ 45,058         $ 44,136
                                                      ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                    $  1,883         $  1,246
  Deferred service revenue                               5,782            5,691
  Other current liabilities                              4,726            5,116
                                                      --------         --------
      Total liabilities                                 12,391           12,053
                                                      --------         --------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $0.01 par value, 20,000 shares
    authorized, 5,981 and 6,201 shares issued
    and outstanding, respectively                           60               62
  Additional paid-in capital                            33,734           35,483
  Accumulated deficit                                   (1,127)          (3,462)
                                                      --------         --------
      Total shareholders' equity                        32,667           32,083
                                                      --------         --------
        Total liabilities and
          shareholders' equity                        $ 45,058         $ 44,136
                                                      ========         ========

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.

  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                (Unaudited)
                 (in thousands, except per share amounts)

                                    Three Months Ended    Nine Months Ended
                                       December 31,           December 31,
                                    ------------------    ------------------
                                      2000      1999       2000        1999
                                    -------    -------    -------    -------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies           $ 5,230    $ 4,435    $14,419    $15,184
  Maintenance and other services      5,103      4,373     14,839     12,435
                                    -------    -------    -------    -------
                                     10,333      8,808     29,258     27,619

Cost of Products and Services         4,459      4,023     12,854     12,547
                                    -------    -------    -------    -------
Gross Profit                          5,874      4,785     16,404     15,072

Selling, General and
  Administrative Expenses             3,451      3,166     10,060      9,344
Research and Development Costs        1,010        962      2,989      2,819
                                    -------    -------    -------    -------

Income from Operations                1,413        657      3,355      2,909

Investment Income                       261        183        758        531
                                    -------    -------    -------    -------
Income before Provision for
  Income Taxes                        1,674        840      4,113      3,440
Provision for Income Taxes              708        365      1,778      1,485
                                    -------    -------    -------    -------
Net Income and Comprehensive
  Income                            $   966    $   475    $ 2,335    $ 1,955
                                    =======    =======    =======    =======
Net Income per Share, basic         $  0.16    $  0.08    $   .38    $  0.31
                                    =======    =======    =======    =======
Net Income per Share, diluted       $  0.16    $  0.08    $   .37    $  0.31
                                    =======    =======    =======    =======

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                     Nine Months Ended
                                                        December 31,
                                                  -------------------------
                                                    2000             1999
                                                  --------         --------
Cash Flows from Operating Activities:
  Net income                                      $  2,335         $  1,955
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                  2,037            1,990
      Loss (gain) on short-term investments            (11)              31
      Deferred income taxes                            406              173
      Changes in:
        Accounts receivable                         (2,228)            (102)
        Inventories                                    111             (369)
        Other current assets                            (9)             (30)
        Other assets                                   (19)             (76)
        Accounts payable                               637             (689)
        Deferred service revenue                        91              646
        Income taxes payable and taxes
          related to equity accounts                   146             (769)
        Other current liabilities                     (536)             492
                                                  --------         --------
Net Cash Provided by Operating Activities            2,960            3,252
                                                  --------         --------
Cash Flows from Investing Activities:
  Net additions to equipment and improvements         (643)            (298)
  Additions to capitalized software costs             (821)            (852)
  Purchase of short-term investment                                     (50)
  Proceeds from sale of short-term investment                            29
  Change in other assets                               (13)             (46)
                                                  --------         --------
Net Cash Used in Investing Activities               (1,477)          (1,217)
                                                  --------         --------
Cash Flows from Financing Activities:
  Purchases of Common Stock                         (1,838)             (57)
  Proceeds from exercise of stock options               87                6
                                                  --------         --------
Net Cash Used in Financing Activities               (1,751)             (51)
                                                  --------         --------
Net Increase (Decrease) in
  Cash and Cash Equivalents                           (268)           1,984
Cash and Cash Equivalents,
  beginning of period                               16,180           14,196
                                                  --------         --------
Cash and Cash Equivalents, end of period          $ 15,658         $ 16,180
                                                  ========         ========

See notes to consolidated financial statements.

Supplemental Information - During the nine months ended December 31, 2000 and 1999, the Company made income tax payments, net of refunds received, of $1,056 and $2,099, respectively.

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

NOTE 2 - STOCK REPURCHASE

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations. This stock authorization has been renewed annually and currently expires on June 7, 2001. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the three months ended December 31, 2000, the Company repurchased 227,400 shares at a cost of $1,802,000. Since the inception of the repurchase authorization through January 28, 2001, 345,800 shares have been repurchased at a cost of $2,494,000.

NOTE 3 - INCOME TAXES

The provision for income taxes for the three and nine months ended December 31, 2000 and 1999 differ from the expected combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. and the effect of varying state income tax rates.

NOTE 4 - NET INCOME (LOSS) PER SHARE

The following table reconciles the weighted average shares outstanding for basic and diluted net income (loss) per share for the periods indicated.

                                       Three Months Ended       Nine Months Ended
                                          December 31,            December 31,
                                       ------------------      ------------------
                                        2000        1999        2000        1999
                                       ------      ------      ------      ------
                                                  (in thousands except
                                                   per share amounts)
Net income                             $  966      $  475      $2,335      $1,955
                                       ------      ------      ------      ------

Weighted average number of
  common shares outstanding             6,119       6,208       6,179       6,213
                                       ------      ------      ------      ------
Basic net income per share             $ 0.16      $ 0.08      $ 0.38      $ 0.31
                                       ======      ======      ======      ======

Diluted net income per share:

Weighted average number of
  common shares outstanding             6,119       6,208       6,179       6,213
Weighted average number of
  common shares equivalents -
    Weighted average
      options outstanding                  43          10          66          10
                                       ------      ------      ------      ------
Weighted average number of common
  and common equivalent shares          6,162       6,218       6,245       6,223
                                       ------      ------      ------      ------
Diluted net income  per share          $ 0.16      $ 0.08      $ 0.37      $ 0.31
                                       ======      ======      ======      ======

NOTE 5 - NEW ACCOUNTING STANDARD

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the third quarter of fiscal year 2001.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other matters, FIN 44 clarifies the application of APB 25, the criteria for determining whether a plan qualifies as non-compensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

COMPANY OVERVIEW.

Quality Systems, Inc. ("QSI") and its wholly-owned subsidiary, Clinitec International, Inc. ("Clinitec", doing business as Micromed Healthcare Information Systems, Inc ("Micromed"), (collectively, the "Company"), develop and market healthcare information systems which automate medical and dental group practices to entities including, but not limited to, physician hospital organizations ("PHOs"), management service organizations ("MSOs"), community health centers and dental schools. Clinitec markets its Nextgen (Nextgen) and Micromed brand names through its Micromed Healthcare Information Systems division. In response to the growing need for more comprehensive, cost-effective information solutions for physician and dental practices, the Company's systems provide its clients with the ability to redesign patient care and other workflow processes, improve productivity, reduce information processing and administrative costs, and provide multi-site access to patient information. The Company's proprietary software systems include general patient information, electronic medical records, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, dental charting, and letter generation. Several of the Company's proprietary software systems may be operated remotely using thin client connectivity or a standard web browser. In addition to providing fully integrated software information solutions to its clients, the Company offers comprehensive hardware and software installation services, maintenance and support services, system training services, and electronic communications services enhancing the communication between provider offices, patients, and payors.

The Company currently has an installed base of more than 600 healthcare information systems serving PHOs, MSOs, group practices, specialty practices, dental schools and other healthcare organizations, each of which consists of from one to 250 physicians or dentists. The Company believes that as healthcare providers are increasingly required to maximize their effiency and improve access to and security of important healthcare data while maintaining the quality of healthcare, the Company will be able to capitalize on its strategy of providing fully integrated information systems and superior client service.

QSI is a California Corporation formed in 1974 and was founded with an early focus on providing information systems and services primarily for dental group practices. QSI's initial "turnkey" systems were designed to improve productivity while reducing information processing costs and personnel requirements. In the mid-1980's, QSI capitalized on the opportunity presented by the increasing pressure of cost containment on physicians and healthcare organizations and further expanded its information processing systems into the broader medical market. Today, QSI primarily develops and provides integrated healthcare information systems for both the medical and dental markets. These expandable systems operate on a stand-alone basis or in a networked environment.

QSI's wholly owned subsidiary, Cinitec International, Inc. (dba Micromed Healthcare Information Systems, Inc) , develops and sells both proprietary electronic medical records software and practice management systems under the product name of NextGen*. Major product categories of the NextGen suite of applications include Electronic Medical Records (NextGen(emr)), Enterprise Practice Management (NextGen(epm)), Enterprise Appointment Scheduling (NextGen(eas)), Enterprise Master Patient Index (NextGen(epi)), Managed Care, Electronic Data Interchange, System Interfaces, Internet Operability (NextGen web), and a Patient-centric and Provider-centric Web Portal Solution (NextMD).

NextGen(emr) allows healthcare providers to create and maintain medical records using a series of user-definable clinical "templates." Data is generally captured using a light pen or a mouse, and entries are then turned into sentences and/or paragraphs to create documentation. NextGen(emr) also supports the scanning and annotation of paper documents, photographs and X-rays, and contains many other advanced features. NextGen(emr) is marketed both in conjunction with the Company's practice management software offerings as well as on a stand-alone basis where NextGen(emr) may interface with other practice management systems. The Company believes that it currently provides a comprehensive information management solution for the medical marketplace.

NextGen(epm) has been developed with a client/server architecture; a GUI design utilizing Windows 95, Windows 98, Windows 2000, or Windows NT operating system platforms; and, a platform independent relational database that is ANSI SQL-compliant. NextGen(epm) is designed to provide a flexible, enterprise-wide solution employing a master patient index.


------------
* NextGen is a registered trademark of Clinitec International, Inc.

Recognizing the need and benefits to be obtained by using its software in conjunction with the capabilities of the Internet, the Company enhanced its enterprise practice management and electronic medical software packages in fiscal 2000 to enable them to be run via private intranet or the Internet in an application services provider (ASP) environment.

Additionally, in April 2000, the Company announced the launch of an Internet-based consumer health portal, NextMD.com. NextMD.com is a vertical portal for the healthcare industry, linking patients with their physicians, insurers, laboratories, and online pharmacies, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal are able to request appointments, send appointment changes or cancellations, receive test results online, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, online environment. The Company's NextGen suite of information systems are linked to NextMD.com, integrating a number of these features with physicians' existing systems.

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

On January 25, 1999, the court denied plaintiffs' motion to certify the class representative and class legal counsel. Plaintiffs appealed that decision as to class legal counsel. On February 25, 2000, the Fourth District Court of Appeals affirmed the order disqualifying the class legal counsel. On May 9, 2000, the Court of Appeals issued its Remittur certifying its decision as final.

In May 2000, plaintiffs associated in additional class legal counsel, and moved for approval by the court. Upon defendants' objection, the court on August 17, 2000, denied plaintiffs' motion, and ordered plaintiffs to retain new class counsel.

At the end of November 2000, the plaintiffs retained new class counsel who substituted in for plaintiffs' previous class counsel. The Company and the other named defendants did not oppose plaintiffs' motion for approval of the new class counsel. On January 24, 2001, the court granted the motion to certify class legal counsel.

Merits-related discovery in the action had been stayed pending the appointment of class counsel and is expected to resume now that class counsel has been approved by the court. The Company and its named officers and directors continue to deny all remaining allegations of wrongdoing made against them in these suits, consider the allegations groundless and without merit, and intend to vigorously defend against these actions.

On May 14, 1997, a second purported class action entitled WENDY WOO v. QUALITY SYSTEMS, INC., ET AL. was filed in the same court, essentially repeating the allegations in the Caveny lawsuit and seeking identical relief. This action has for all purposes been consolidated with the Caveny action.

On March 23, 1999, a purported class action and derivative complaint entitled IRVING ROSENZWEIG v. SHELDON RAZIN, ET AL. was filed in the Superior Court of the State of California for the County of Orange, in which Mr. Rosenzweig, on behalf of himself and all non-director shareholders, and derivatively on behalf of the Company, alleges that Sheldon Razin, John Bowers, William Bowers, Patrick Cline, Janet Razin and Gordon Setran (all of the foregoing individuals are directors of the Company) breached their fiduciary duties by allegedly entrenching themselves in their positions of control, failing to ensure that third- party offers involving the Company were fully and fairly considered, and/or failing to conduct a reasonable inquiry to assure the maximization of shareholder value. The complaint sought declaratory and injunctive relief, an accounting of monetary damages allegedly suffered by plaintiff and the purported class, and attorneys' fees. Defendants demurred to each of the causes of action alleged in the complaint and the court sustained those demurrers with leave to amend in December 1999. Rather than file an amended complaint, plaintiff filed a motion for attorney's fees. Defendants, in turn, filed a motion to dismiss the action for failure to file an amended pleading within the time limit specified by the court.

The parties agreed to a settlement of action and stipulated to a final judgment and order which was entered by the court on May 15, 2000 at which time the action was dismissed. The final judgment and order provided for a dismissal of the action with prejudice, releases given to each of the defendants, and payment of the nominal sum of $100,000 (paid by the Company's Directors and Officers Liability Insurance Company) in full settlement of plaintiff's motion for attorney's fees.

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

PRODUCT LIABILITY.

Certain of the Company's products provide applications that relate to patient clinical information. Any failure by the Company's products to provide accurate and timely information could result in claims against the Company. In addition, a court or government agency may take the position that the Company's delivery of health information directly, including through licensed physicians, or delivery of information by a third party-site that a consumer accesses through the Company's web sites, exposes the Company to malpractice or other personal injury liability for wrongful delivery of healthcare services or erroneous health information. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources.

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

-   Medicaid laws;

- The Heath Insurance Portability and Accountability Act of 1996 and related rules proposed by the Heath Care Financing Administration; and

- Health Care Financing Administration standards for Internet transmission of health data.

The U.S. Congress has been considering proposed legislation that would establish a new federal standard for protection and use of health information. Any failure by the Company or by the Company's personnel or partners to comply with any of these legal and other requirements would result in material liability.

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

                                      Three Months        Nine Months
                                          Ended               Ended
                                      December 31,        December 31,
                                    ----------------    ----------------
                                     2000      1999      2000      1999
                                    ------    ------    ------    ------
Net Revenues:
  Sales of computer systems,
    upgrades and supplies             50.6%     50.4%     49.3%     55.0%
  Maintenance and other services      49.4      49.6      50.7      45.0
                                    ------    ------    ------    ------
                                     100.0     100.0     100.0     100.0

Cost of Products and Services         43.2      45.7      43.9      45.4
                                    ------    ------    ------    ------
Gross Profit                          56.8      54.3      56.1      54.6

Selling, General and
  Administrative Expenses             33.4      35.9      34.4      33.9
Research and Development Costs         9.8      10.9      10.2      10.2
                                    ------    ------    ------    ------
Income from Operations                13.6       7.5      11.5      10.5

Investment Income                      2.5       2.0       2.6       1.9
                                    ------    ------    ------    ------
Income before Provision for
  Income Taxes                        16.1       9.5      14.1      12.4

Provision for Income Taxes             6.9       4.1       6.1       5.4
                                    ------    ------    ------    ------
Net Income                             9.2%      5.4%      8.0%      7.0%
                                    ======    ======    ======    ======

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999.

The Company's net income for the three months ended December 31, 2000 was $966,000, or $0.16 per share on a basic and diluted basis, as compared to net income of $475,000, or $0.08 per share on a basic and diluted basis, for the three months ended December 31, 1999.

Net Revenues. Net revenues increased 17% to $10.3 million for the three months ended December 31, 2000 compared to $8.8 million for the three months ended December 31, 1999. Sales of computer systems, upgrades and supplies increased 18% to $5.2 million from $4.4 million while net revenues from maintenance and other services grew 17% to $5.1 million from $4.4 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of an increase in the sales of the Nextgen suite of electronic medical records software and practice management systems, partially offset by a decline in the sale of the Company's character-based healthcare information systems. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance together with an increase in revenues generated from the Company's electronic data interchange services.

Cost of Products and Services. Cost of products and services for the three months ended December 31, 2000 increased 11% to $4.5 million as compared to $4.0 million for the three months ended December 31, 1999. The increase in the cost of products and services resulted from the impact of increased volume of new systems sales and EDI sales in the December 31, 2000 period. The cost of products and services as a percentage of net revenues declined to 43.2% compared to 45.7% for the three months ended December 31, 1999. The cost of products and services as a percentage of sales declined in part as a result of the increased sales volume being delivered from the existing infrastructure. The effect of increased sales being delivered from the same infrastructure was partially offset from a higher level of low margin hardware content included in new systems sales compared to the year ago quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2000 increased 9% to $3.5 million as compared to $3.2 million for the three months ended December 31, 1999. The increase in selling, general, and administrative expenses was primarily related to an increase in selling and marketing costs associated with the increase in sales activity in the Micromed Division. Selling, general and administrative expenses as a percentage of net revenues decreased to 33.4% from 35.9% as a result of an improvement in operating leverage with the increase in revenue and the portions of selling, general & administrative expense which are relatively fixed.

Research and Development Costs. Research and development costs for the three months ended December 31, 2000 increased 5% to $1,010,000 as compared to $962,000 for the three months ended December 31, 1999. Research and development costs as a percentage of net revenues decreased to 9.8% as compared to 10.9% for the three months ended September 30, 1999. Investments in research and development have remained relatively constant in both periods. The decline in research and development costs as a percentage of revenue was due to the increase in revenue in the three months ended December 31, 2000.

Investment Income. Investment income for the three months ended December
31, 2000 was $261,000 while investment income for the December 31, 1999 period was $183,000. The increase in the December 2000 quarter as compared to the December 1999 quarter was principally due to an increase in interest rates earned on the Company's cash balances in the December 2000 quarter compared to the December 1999 quarter.

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2000 was $708,000 as compared to $365,000 for the three months ended December 31, 1999. The provisions for income taxes for the three months ended December 31, 2000 and 1999 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.

FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999.

The Company's net income for the nine months ended December 31, 2000 was $2.3 million, or $0.38 per share on a basic and $.37 per share on a diluted basis, as compared to a net income of $2.0 million, or 0.31 per share on a basic and diluted basis, for the nine months ended December 31, 1999.

Net Revenues. Net revenues for the nine months ended December 31, 2000 increased 5.9% to $29.3 million from $27.6 million for the nine months ended December 31, 1999. Sales of computer systems, upgrades and supplies decreased 5.0% to $14.4 million from $15.2 million, while net revenues from maintenance and other services grew 19% to $14.8 million from $12.4 million during the comparable periods. The decrease in net revenues from sales of computer systems, upgrades and supplies was principally the result of declines in the new sales of the Company's character based software products. The declines experienced in the character based products were partially offset by increases in new Nextgen systems sales. The increase in maintenance and other services revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance and other services revenue together with an increase in revenues generated from the Company's electronic data interchange services.

Cost of Products and Services. Cost of products and services for the nine months ended December 31, 2000 increased 2.5% to $12.9 million from $12.5 million for the nine months ended December 31, 1999 while cost of products and services as a percentage of net revenues decreased to 43.9% from 45.4% during the comparable periods. The increase in the cost of products and services resulted from the impact of increased costs associated with higher revenues generated from the Company's electronic data interchange services partially offset by a decline in new system sales of the Company's character based products. The cost of products and services as a percentage of net revenues decreased primarily as a result of leveraging the growth of maintenance and other services revenue on the Company's existing infrastructure partially offset by the increase in electronic data interchange services revenue which yield a lower margin than other products and services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2000 increased 7.7% to $10.1 million as compared to $9.3 million for the nine months ended December 31, 1999. Selling, general and administrative expenses as a percentage of net revenues increased to 34.4% from 33.9%. The increase in the amount of such expenses resulted from the increased sales and marketing expenses of the Nextgen Suite of software products and administrative infrastructure expenses. The Company has also increased amounts which have been set aside for potential bad debts in the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. The increase of selling, general and administrative expenses as a percentage of net revenues resulted from the increase in the aforementioned expenses which grew at a faster rate than revenue.

Research and Development Costs. Research and development costs for the nine months ended December 31, 2000 increased 6.0% to $3.0 million from $2.8 million for the nine months ended December 31, 1999. Research and development costs as a percentage of net revenues remained unchanged at 10.2%.

Investment Income. Investment income for the nine months ended December 31, 2000 and 1999 was $758,000 and $531,000, respectively. The increase was due to an increase in the amount of cash available for investment combined with an increase in interest rates earned on the Company's cash balances in the nine months ended December 31, 2000.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2000 and 1999 was $1.8 million and $1.5 million, respectively. The provisions for income taxes for the nine months ended December 31, 2000 and 1999 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents decreased $268,000 for the nine months ended December 31, 2000 primarily as a result of cash provided by operating activities, offset by investments in capitalized software, equipment and repurchases of the Company's stock. Cash and cash equivalents increased $2.0 million for the nine months ended December 31, 1999 primarily as a result of cash provided by operating activities.

Net cash provided by operating activities for the nine months ended December 31, 2000 was $3.0 million consisting primarily of the Company's $2.3 million in net income adjusted for the principal non-cash operating expenses of depreciation and amortization plus an increase in accounts payable and income tax related accounts offset in part by increases in accounts receivable. Net cash provided by operating activities for the nine months ended December 31, 1999 was $3.3 million consisting primarily of the Company's $2.0 million net income adjusted for the principal non-cash operating expenses of depreciation and amortization plus an increase in deferred service revenue offset in part by increases in accounts payable and income tax related accounts.

Net cash used in investing activities for the nine months ended December 31, 2000 was $1.5 million consisting principally of additions to equipment and capitalized software. Net cash used in investing activities for the nine months ended December 31, 1999 was $1.2 million consisting principally of additions to equipment and improvements and capitalized software.

Net cash used in financing activities for the nine months ended December 31, 2000 was $1.8 million consisting of the purchase of 227,400 shares of the Company's Common Stock offset in part by the exercise of stock options. Net cash used in financing activities for the nine months ended December 31, 1999 was $51,000 consisting of the purchase of 9,400 shares of the Company's Common Stock offset in part by proceeds from the exercise of stock options.

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common, subject to compliance with applicable laws and regulations. This stock authorization has been renewed annually and currently expires on June 7, 2001. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, repurchase fewer shares than authorized. During the nine months ended December 31, 2000, the Company purchased 232,400 shares at a cost of approximately $1,838,000.

At December 31, 2000, the Company had cash and cash equivalents of $15.7 million and short-term investments of $254,000. Except for the Company's intention to expend funds for the development of complementary products to its existing product line and alternative versions of certain of its products for the client-server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 2001 will be comparable to fiscal 2000. The Company believes that its cash and cash equivalents and short-term investments on hand at December 31, 2000, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

                        PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

    None.

(b) Reports on Form 8-K:

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             QUALITY SYSTEMS, INC.



Date: February 12, 2001                      By /s/ Lou Silverman
                                                --------------------------------
                                                    Lou Silverman
                                                    President
                                                    Principal Executive Officer

Date: February 12, 2001                      By /s/ Paul Holt
                                                --------------------------------
                                                    Paul Holt
                                                    Chief Financial Officer;
                                                    Principal Accounting Officer