Form 10-K
period 2001-03-31
QUALITY SYSTEMS INC
filed 2001-06-29
CIK 708818

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

         Title of each class          Name of each exchange on which registered:
Common Stock, par value $.01 per share                   NA

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2001: $35,746,654.*

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of May 31, 2001: 5,988,503.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 2001 annual meeting which is to be filed with the Commission on or before July 29, 2001.

* For purposes of this report, in addition to those shareholders which fall within the definition of "affiliates" under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant's Common Stock are deemed to be affiliates.

================================================================================

                                     PART I

Item 1. Business

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of the Registrant's product development plans, business strategies and market factors influencing the Registrant's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Registrant as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Registrant's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within the Registrant's target marketplace and among the Registrant's competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Registrant's ability to achieve its goals. Interested persons are urged to review the risks described under "Item 1. Business. Risk Factors" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Registrant's other public disclosures and filings with the Securities and Exchange Commission.

      Company Overview

      Quality Systems, Inc. ("QSI") and its wholly-owned subsidiary, Clinitec International, Inc. ("Clinitec") d/b/a MicroMed Healthcare Information Systems, Inc. ("MicroMed"), (collectively, the "Company") develop and market healthcare information systems that automate medical and dental group practices, physician hospital organizations ("PHOs"), management service organizations ("MSOs"), ambulatory care centers, community health centers, and medical and dental schools. In response to the growing need for more comprehensive, cost-effective information solutions for physician and dental practices, the Company's systems enable clients to redesign office workflow processes, improve productivity, reduce information processing and administrative costs, and utilize electronic medical records to store and access patient information. The Company's proprietary software systems cover a number of important practice elements including but not limited to general patient information, electronic medical records, appointment scheduling, billing, insurance claims submission and processing, eligibility verification, managed care plan implementation, referral management, treatment outcome studies, treatment planning, drug formularies, dental charting, and letter generation. Several of the Company's software systems may be operated remotely using thin client connectivity or a standard web browser. In addition to providing fully integrated software solutions to its clients, the Company offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

      The Company currently has a base of approximately 700 clients, with each client including between one and 500 physicians or dentists. The Company believes that as healthcare providers are increasingly required to reduce costs and maintain the quality of healthcare, the Company will be able to capitalize on its strategy of providing fully integrated information systems and superior client service.

      QSI, a California corporation formed in 1974, was founded with an early focus on providing information systems and services for dental group practices. In the mid-1980's, QSI capitalized on the increasing focus on medical cost containment and further expanded its information processing systems to serve the medical market. Today, the Company has dedicated products serving both the medical and dental markets.

      The Company's QSI Division develops and markets dental practice management and medical practice management software suites utilizing a UNIX(1) operating system. Its Clinical Product Suite ("CPS") utilizes a Windows NT(2) operating system and can be fully integrated with the Company's dental practice

----------
(1) UNIX is a registered trademark of AT&T Corporation.
(2) Microsoft Windows, Windows NT, Windows 95, Windows 98, and Windows 2000 are registered trademarks of Microsoft Corporation.

management applications. CPS incorporates a wide range of clinical tools including but not limited to periodontal charting and digital imaging of X-ray and inter-oral camera images as part of a complete electronic patient record. In addition, the QSI Division develops and markets the Company's QUIC product suite which incorporates a variety of products that enhance the connectivity between provider and payor, and provider and patient. The QSINet Application Services Provider ("ASP")/Internet product offering is also developed and marketed in this division. QSINet enables providers to extend patient appointment scheduling, electronic bill payment, and other functions to patients via the Internet.

      QSI's MicroMed Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(3) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGen(emr)), Enterprise Practice Management (NextGen(epm)), Enterprise Appointment Scheduling (NextGen(eas)), Enterprise Master Patient Index (NextGen(epi)), Managed Care, Electronic Data Interchange, System Interfaces, Internet Operability (NextGen(web)), and a Patient-centric and Provider-centric Web Portal Solution (NextMD.com(4)). The Company's enterprise practice management and electronic medical records software packages can run via private intranet or via the Internet in an ASP environment.

      Enhancements to these products continued during fiscal 2001.

      For the purposes of Statement of Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information" we have provided a breakdown of our business utilizing the management approach in the Notes to Consolidated Financial Statements No. 11 "Operating Segment Information."

      Industry Background

      To compete in the continually changing healthcare environment, providers are increasingly using technology to help maximize the efficiency of their business practices and to assist in enhancing patient care.

      As the managed care environment continues to expand, more healthcare providers enter into contracts, often with multiple entities, which define the terms under which care is administered. The expansion in the number of managed care and third party payor organizations, as well as additional government regulation and changes in reimbursement models, has greatly increased the complexity of pricing, billing, reimbursement, and records management for medical and dental practices. To operate effectively, healthcare provider organizations must efficiently manage patient care and other information and workflow processes which increasingly extend across multiple locations and business entities.

      In response, healthcare provider organizations have placed increasing demands on their information systems. Initially, these information systems automated financial and administrative functions. As it became necessary to manage patient flow processes, the need arose to integrate "back-office" data with such clinical information as patient test results and office visits. Particularly for larger organizations and group practices, the Company believes information systems must facilitate enterprise-wide management of patient information incorporating administrative, financial and clinical information from multiple entities. In addition, large healthcare organizations increasingly require information systems that can deliver high performance in environments with multiple concurrent computer users.

      Many existing healthcare information systems were designed for limited administrative tasks such as billing and scheduling and can neither accommodate multiple computing environments nor operate effectively across multiple locations and entities. The Company believes as the healthcare industry continues to evolve, healthcare organizations will increasingly require systems that compile structured clinical information from multiple sources and enable measurement of treatment outcomes and management of clinical processes. Further, the Company believes that systems which integrate this patient clinical data with administrative, financial and other practice management data to maintain patient

----------
(3) NextGen is a registered trademark of MicroMed Healthcare Information Systems, Inc.
(4) NextMD.com is a trademark of MicroMed Healthcare Information Systems, Inc.

flow while contributing to reduced costs and improved quality of care are best positioned to succeed in the evolving managed care environment. As healthcare organizations transition to new computer platforms and newer technologies, the Company believes such organizations will be migrating toward the implementation of enterprise-wide, patient-centric computing systems embedded with automated clinical patient records.

      Products

      In response to the growing need for more comprehensive, cost-effective healthcare information solutions for physician and dental practices, the Company's systems provide its clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing the Company's proprietary software combined with proven third party hardware solutions, the Company's products enable the integration of a variety of administrative and clinical information operations. Leveraging more than 20 years of experience in the healthcare information services industry, the Company believes that it continues to distinguish its solutions by providing its clients with sophisticated, full-featured software systems along with comprehensive systems implementation, maintenance and support.

      Practice Management Systems. The Company's products consist primarily of proprietary healthcare software applications together with third party hardware and other non-industry specific software. The systems range in capacity from one to hundreds of users, allowing the Company to address the needs of both small and large organizations. The systems are modular in design and may be expanded to grow with changing client requirements.

      The Company's character-based practice management system is available in both dental and medical versions and primarily uses the IBM RS6000(5) central processing unit and IBM'S AIX(6) version of the UNIX operating system as a platform for its application software enabling a wide range of flexible and functional systems. The hardware components, as well as the requisite operating system licenses, are purchased from manufacturers or distributors of those components. QSI assembles and tests the hardware components and incorporates its software and other third party packages into completed systems tailored to accommodate particular client requirements. The Company continually evaluates the hardware components of its systems with a view toward utilizing hardware that is functional, reliable and cost-effective.

      NextGen(epm) expands the Company's practice management system product line. NextGen(epm) has been developed using a graphical user interface ("GUI") client-server platform for compatibility with Windows 95, Windows 98, Windows 2000, and Windows NT operating systems and a relational database that is ANSI SQL-compliant. NextGen(epm) is scalable and includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The system's three-tiered architecture allows work to be performed on the database server, the application server and the client workstation.

      To date, the Company generally has made hardware recommendations for NextGen(epm) to its clients based upon information provided by each client. Clients are responsible for the selection, installation, and integration of the hardware purchased from third party suppliers other than the Company.

      The Company also offers practice management solutions for both dental and medical practices through the Internet. These products are marketed under the QSINet and NextGen(web) trade names, respectively.

      Clinical Systems. The Company's dental charting software system, the Clinical Product Suite (CPS), is a comprehensive solution designed specifically for the dental group practice environment. CPS integrates the dental practice management product with a computer-based clinical information system that incorporates a wide range of clinical tools, including:

----------
(5) RS6000 is a registered trademark of International Business Machines Corporation.
(6) AIX is a registered trademark of International Business Machines
Corporation.

      o Electronic charting of dental procedures, treatment plans and existing conditions;
      o Periodontal charting via light-pen, voice-activation, or keyboard entry for full periodontal examinations and PSR scoring;
      o     Digital imaging of X-ray and intra-oral camera images;
      o Computer-based patient education modules, viewable chair-side to enhance case presentation;
      o Full access to patient information, treatment plans, and insurance plans via a fully integrated interface with the Company's dental practice management product; and
      o Document and image scanning for digital storage and linkage to the electronic patient record.

      The result is a comprehensive clinical information management system that helps practices save time, reduce costs, improve case presentation, and enhance the delivery of dental services and quality of care. Clinical information is managed and maintained electronically thus forming an electronic patient record that allows for the implementation of the "chartless" office.

      CPS incorporates Windows-based client-server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize(s) a Windows NT operating system and the hardware is typically a Pentium(7)-based single or multi-processor platform. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations. A typical configuration may also include redundant disk storage, magnetic tape units, intra- and extra-oral cameras, digital X-ray components, digital scanners, conventional and flat screen displays, and printers. The hardware components, including the requisite operating system licenses, are purchased from third party manufacturers or distributors either directly by the customer or by the Company for resale to the customer.

      MicroMed provides software applications that are complementary to, and interface with, the Company's medical practice management offerings as well as many of the other leading practice management software systems on the market. The applications incorporated into the Company's practice management solutions and others such as scheduling, eligibility, billing and claims processing are augmented by clinical information captured by NextGen(emr), including services rendered and diagnoses used for billing purposes. The Company believes that it currently provides a comprehensive information management solution for the medical marketplace.

      NextGen(emr) was developed with client-server architecture and a GUI utilizing Microsoft Windows 95, Windows 98, Windows 2000, or Windows NT on each workstation and either Windows NT, UNIX or Novell(8) on the server. NextGen(emr) maintains data using an industry standard relational database engine such as Microsoft SQL Server(9), INFORMIX(10) or Oracle(11). The system is scalable from one to hundreds of workstations.

      NextGen(emr) stores and maintains clinical data including:

      o     Data captured using user-customized input "templates";
      o Scanned or electronically acquired images, including X-rays and photographs;
      o Data electronically acquired through interfaces with clinical instruments;
      o Other records, documents or notes, including electronically captured handwriting and annotations; and
      o     Digital voice recordings.

      NextGen(emr) also offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders, and powerful reporting and data analysis tools.

----------
(7) Pentium is a registered trademark of Intel Corporation.
(8) Novell is a registered trademark of Novell, Inc.
(9) Microsoft is a registered trademark and SQL Server is a registered trademark of Microsoft Corporation.
(10) INFORMIX is a registered trademark of Informix Corporation.
(11) Oracle is a registered trademark of Oracle Corporation.

      NextGen(emr) is sold either as a combination of software and services, or as a turnkey system including computer hardware and requisite operating system software. Computer hardware for turnkey systems is purchased for resale by the Company from third party manufacturers or distributors.

      The Company continued to enhance the NextGen(emr) application in fiscal 2001 to enable NextGen(emr) to be run via private intranet or the Internet in an ASP environment.

      Connectivity Services. The Company makes available electronic data interchange ("EDI") capabilities and connectivity services to its customers. These capabilities and services facilitate the sharing of information between providers and payors as well as providers and patients to increase office efficiency, reduce processing time, and enhance collection of accounts receivable. The EDI/connectivity capabilities encompass direct interfaces between the Company's products and external third party systems, as well as transaction-based services. Services include:

      o Electronic claims submission through the Company's relationships with a number of national claims clearinghouses;
      o Electronic patient statements, appointment reminder cards and calls, recall cards, patient letters, and other correspondence;
      o     Electronic insurance eligibility verification; and
      o Electronic posting of remittances from insurance carriers into the accounts receivable application.

      Internet Applications. The Company maintains an Internet-based consumer health portal, NextMD.com. NextMD.com is a vertical portal for the healthcare industry, linking patients with their physicians, insurers, laboratories, and online pharmacies, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal are able to request appointments, send appointment changes or cancellations, receive test results on-line, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, on-line environment. The Company's NextGen suite of information systems are or will be linked to NextMD.com, integrating a number of these features with physicians' existing systems.

      The Company also provides a web-based application called QSINet which allows clients to securely access information from their practice management system via the Internet. This application also enables providers to offer their patients convenient services such as on-line appointment scheduling and electronic bill payment through the client's website, and posts this data directly to the client's existing practice management system.

      Sales and Marketing

      The Company sells and markets its products nationwide through a direct sales force. Sales staff typically make presentations to potential clients by demonstrating the system and its capabilities on the prospective client's premises. The Company's sales and marketing employees identify prospective clients through a variety of means, including referrals from existing clients, contacts at professional society meetings and seminars, trade journal advertising, direct mail advertising, and telemarketing.

      The Company's sales cycle can vary significantly and typically ranges from three to twelve months from initial contact to contract execution. Systems are normally delivered to a customer within sixty days of receipt of a system order, and therefore, the Company does not believe data pertaining to backlog is meaningful. As part of the fees paid by its clients, the Company receives up-front licensing fees and a monthly or quarterly service fee based on system configuration.

      Several clients have purchased the Company's practice management system and, in turn, are providing either time-share or billing services to single and group practice practitioners. Under the time-share or billing service agreements, the client provides the use of its system for a fee to one or more practitioners. Although the Company does not receive a fee directly from the distributor's customers, implementation of such arrangements has resulted in the purchase of additional system capacity by the distributor, as well as new system purchases made by the distributor's customers should such customers decide to perform the practice management functions in-house.

      The Company continues to concentrate its sales and marketing efforts on medical and dental practices, professional schools, physician clinics, MSOs, PHOs, ambulatory care settings and community health centers.

      MSOs and PHOs to which the Company has sold systems provide use of the Company's software to those group and single physician practices associated with the organization or hospital on either a service basis or by directing the Company to contract with those practices for the sale of stand-alone systems.

      The Company has also entered into marketing assistance agreements with certain of its clients pursuant to which the clients allow the Company to demonstrate to potential clients the use of systems on the existing clients' premises. In addition, the Company has established a network of resellers for its systems. Through these arrangements the reseller markets and sells the Company's products and services to prospects in a defined market area or segment. These prospects are generally smaller healthcare facilities than those actively pursued by the Company. Resellers are compensated through a variety of contractual arrangements.

      The Company from time to time assists prospective clients in identifying third party sources for financing the purchase of the Company's systems. The financing is typically obtained by the client directly from institutional lenders and typically takes the form of a loan from the institution secured by the system to be purchased or a leasing arrangement.

      The Company has numerous clients and does not believe that the loss of any single client would have a material adverse effect on the Company. No client accounted for ten percent or more of net revenues during fiscal years ended March 31, 2001, 2000 or 1999.

      Customer Service and Support

      The Company believes its success is attributable in part to its customer service and support departments. The Company offers support to its clients seven days a week, 24 hours a day. Because most of the Company's installed systems have a dedicated computer port for dial-up remote access facilitating rapid response by technicians to system inquiries, most inquiries can be resolved without the need to dispatch technicians to the client location. These support services also provide the Company with the opportunity to monitor changes in each client's information processing requirements and to recommend the purchase of system hardware or software enhancements designed to satisfy these additional requirements.

      The Company's client support staff is comprised of specialists who are knowledgeable in the areas of hardware and software technology as well as in the day-to-day operations of a group practice. System support activities range from correcting minor procedural problems in the client's system to performing complex database reconstructions or software updates. The Company's QSI Division also utilizes an automated online support system which assists clients in resolving minor problems and facilitates automated electronic retrieval of problems and symptoms following a client's call to the automated support system. Additionally, this online support system maintains a complete call record at both the client's facility and the Company.

      The Company offers its clients support services for most system components, including hardware and software maintenance, for a fixed monthly or quarterly fee. The Company also subcontracts, in certain instances, with third party vendors to perform specific hardware maintenance tasks under the Company's direction.

      Implementation and Training

      The Company offers full service implementation and training services and believes that its system delivery, implementation and support services are key elements of successful client relationships. When a client signs a contract for the purchase of a system, a client manager/implementation specialist trained in medical and/or dental group practice procedures is assigned to oversee the installation of the system and the training of appropriate practice staff.

      Before activation of the client's system, Company personnel typically convert, or assist in conversion of, the relevant client data onto the system. Data is typically converted electronically from the preceding computer system enabling a quick, cost-effective and accurate conversion. The system is then subjected to extensive testing which includes processing representative data using the client's system configuration.

      Training may include a combination of computer assisted instruction ("CAI") for certain of the Company's products, remote training techniques and training classes conducted by Company staff at the client's office(s). CAI consists of workbooks, computer interaction and self-paced instruction. CAI is also offered to clients, for an additional charge, after the initial training program is completed for the purpose of training new and additional employees. Remote training allows a trainer at the Company office to train one or more people at a client site via telephone and computer connection, thus allowing an interactive and client-specific mode of training without the expense and time required for travel. In addition, the Company's on-line "help" documentation feature facilitates client training as well as ongoing support.

      Competition

      The markets for healthcare information systems are intensely competitive. The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates these markets. The electronic medical records and connectivity markets, in particular, are subject to rapid changes in technology, and the Company expects that competition in these market segments will increase as new competitors enter. The Company believes its principal competitive advantages are the features and capabilities of its products and services, its high level of customer support, and its extensive experience in the industry.

      Product Enhancement and Development

      The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring the Company to engage in continuing investments to update, enhance, and improve its systems. During fiscal years 2001, 2000, and 1999, the Company expended approximately $5.1 million, $4.9 million and $4.8 million, respectively, on research and development activities including capitalized software amounts of $1.1 million, $1.1 million and $1.2 million, respectively. In addition, many of the Company's product enhancements have resulted from software development work performed under contracts with its clients.

      Employees

      As of May 31, 2001, the Company employed 227 persons of which 223 were full-time employees. The Company believes that its future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.

      Risk Factors

      Competition. The markets for healthcare information systems are intensely competitive, and the Company faces significant competition from a number of different sources. Several of the Company's competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than the Company.

      The Company competes in all of its markets with other major healthcare related companies, information management companies, systems integrators, and other software developers. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, may result in price or market share erosion that could have a material adverse effect on the Company's business, results of operations and financial condition. Also, there can be no assurance that the Company's applications will achieve broad market acceptance or will successfully compete with other competing software products.

      The Company's inability to make initial sales of its systems to either newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems could have a material adverse effect on the Company's business, results of operations and financial condition. If new systems sales do not materialize, the Company's maintenance revenues can be expected to decrease over time due to the combined effects of potential attrition of existing clients and a shortfall in new client additions.

      Fluctuation in Quarterly Operating Results. The Company's revenues and operating results have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from clients; the length of sales cycles and installation processes; the ability of the Company's clients to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; the timing of new product announcements and product introductions by the Company or its competitors; the availability and cost of system components; the financial stability of major clients; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements and to control costs; the Company's success in expanding its sales and marketing programs; deferrals of client orders in anticipation of new products, applications or product enhancements; changes in Company strategy; personnel changes; and general economic factors.

      The Company's products are generally shipped as orders are received and accordingly, the Company has historically operated with minimal backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Furthermore, the Company's systems can be relatively large and expensive and individual systems sales can represent a significant portion of the Company's revenues for a quarter such that the loss or deferral of even one such sale can have a significant adverse impact on the Company's quarterly profitability.

      Clients often defer systems purchases until the Company's quarter end, so quarterly results generally cannot be predicted and frequently are not known until the quarter has concluded.

      The Company's sales are dependent upon client's initial decision to replace, or substantially modify its existing information system, and subsequently a decision as to which products and services to purchase. These are major decisions for healthcare providers, and accordingly, the sales cycle for the Company's systems can vary significantly and typically ranges from three to twelve months from initial contact to contract execution/shipment.

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

      The Company recognizes revenue pursuant to Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). Additionally, in December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 became effective for the Company in the third quarter of fiscal 2001.

      There can be no assurance that application and subsequent interpretations of these pronouncements will not further modify the Company's revenue recognition policies, or that such modifications would not have a material adverse effect on the operating results reported in any particular quarter.

      There can be no assurance that the Company will not be required to adopt changes in its licensing or services practices to conform to SOP 97-2 or SAB 101, or that such changes, if adopted, would not result in delays or cancellations of potential sales of the Company's products.

      Due to all of the foregoing factors, it is possible that in some future quarter(s) the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

      Dependence on Principal Product and New Product Development. The Company currently derives substantially all of its net revenues from sales of its healthcare information systems and related services. The Company believes that a primary factor in the market acceptance of its systems has been its ability to meet the needs of users of healthcare information systems. The Company's future financial performance will depend in large part on the Company's ability to continue to meet the increasingly sophisticated needs of its clients through the timely development, successful introduction and implementation of new and enhanced versions of its systems and other complementary products. The Company has historically expended a significant percentage of its net revenues on product development and believes that significant continuing product development efforts will be required to sustain the Company's growth.

      There can be no assurance that the Company will be successful in its product development efforts, that the market will continue to accept the Company's existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance. If new products or product enhancements do not achieve market acceptance, the Company's business, results of operations and financial condition could be materially adversely affected. At certain times in the past, the Company has also experienced delays in purchases of its products by clients anticipating the launch of new products by the Company. There can be no assurance that material order deferrals in anticipation of new product introductions will not occur.

      Technological Change. The software market generally is characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. New product development depends upon significant research and development expenditures which depend ultimately upon sales growth. Any material weakness in revenues or research funding could impair the Company's ability to respond to technological advances in the marketplace and to remain competitive. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition may be materially adversely affected.

      In response to increasing market demand, the Company is currently developing new generations of certain of its software products. There can be no assurance that the Company will successfully develop these new software products or that these products will operate successfully, or that any such development, even if successful, will be completed concurrently with or prior to introduction of competing products. Any such failure or delay could adversely affect the Company's competitive position or could make the Company's current products obsolete.

      Litigation. The Company faces one Federal securities action (see "Item 3. Legal Proceedings."). At this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with this action. However, the uncertainty associated with substantial unresolved litigation may have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for the Company or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

      There can be no assurance that such litigation will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

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

      Ability to Manage Growth. The Company has in the past experienced periods of growth which have placed, and may continue to place, a significant strain on the Company's resources. The Company also anticipates expanding its overall software development, marketing, sales, client management and training capacity. In the event the Company is unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on the Company. In addition, the Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on significant expansion of its research and development, marketing and sales, management, and administrative and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

      Dependence Upon Key Personnel. The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, many of whom have been with the Company for a significant period of time. The Company does not maintain key man life insurance on any of its employees. Because the Company has a relatively small number of employees when compared to other leading companies in the same industry, its dependence on maintaining its employees is particularly significant. The Company is also dependent on its ability to attract and retain high quality personnel, particularly in the areas of sales and applications development.

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

      Product Liability. Certain of the Company's products provide applications that relate to patient clinical information. Any failure by the Company's products to provide accurate and timely information could result in claims against the Company. In addition, a court or government agency may take the position that the Company's delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through the Company's web sites, exposes the Company to malpractice or other personal injury liability for wrongful delivery of healthcare services or erroneous health information. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources.

      Certain healthcare professionals who use the Company's Internet-based products will directly enter health information about their patients including information that constitutes a record under applicable law that the Company will store on the Company's computer systems. Numerous federal and state laws and regulations, the common law, and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

      o     State privacy and confidentiality laws;
      o     The Company's contracts with customers and partners;
      o     State laws regulating healthcare professionals;
      o     Medicaid laws; and
      o The Heath Insurance Portability and Accountability Act of 1996 ("HIPAA") and related rules proposed by the Heath Care Financing Administration; and Health Care Financing Administration standards for Internet transmission of health data.

      The U.S. Congress has been working to finalize proposed legislation that would establish a new federal standard for protection and use of health information. Any failure by the Company or by its personnel or partners to comply with any of these legal or other requirements may result in a material liability.

      Although the Company has systems in place for safeguarding patient health information from unauthorized disclosure, these systems may not preclude claims against the Company for violation of applicable law or other requirements. Other third party sites or links that consumers access through the Company's web sites also may not maintain systems to safeguard this health information, or may circumvent systems the Company put in place to protect the information from disclosure. In addition, future laws or changes in current laws may necessitate costly adaptations to the Company's systems.

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

      In the past, various legislators have announced that they intend to examine proposals to reform certain aspects of the U.S. healthcare system including proposals which may increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for the Company's systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduction in the allocation of capital funds. Such a reduction could have an adverse effect on the Company's ability to sell its systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. The Company cannot predict what impact, if any, such proposals or healthcare reforms might have on the Company's business, financial condition and results of operations.

      HIPAA mandates the use of national standards for transmissions of certain patient healthcare information, and prescribes security measures to protect the confidentiality of such information as well as other patient record privacy and security provisions within two years after the adoption of final regulations by the Department of Health and Human Services ("HHS"). These proposed regulations will establish new federal standards for privacy of health information. The Company anticipates that these regulations will directly affect the Company's products and services, but the Company cannot fully predict the impact at this time. The Company's intention is to modify its products and services as necessary to facilitate client compliance with the final regulations, but there can be no assurance that the Company will be able to do so in a timely manner. Achieving compliance with these regulations could be costly and distract management's attention and other resources from the Company's historical business, and any noncompliance by the Company could result in civil and criminal penalties. In addition, development of related federal and state regulations and policies on confidentiality of health information could negatively affect the Company's business.

      In addition, the Company's software may be subject to regulation by the U.S. Food and Drug Administration (the "FDA") as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products; application of detailed recordkeeping and manufacturing standards; and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2. Properties

The Company's principal administrative, data processing, marketing and development operations are located in approximately 15,000 square feet of leased space in Tustin, California, under a lease which expires in March 2002. In addition, the Company leases approximately 13,000 square feet of space in Santa Ana, California, to house its assembly and warehouse operations, approximately 15,000 square feet of space in Horsham, Pennsylvania, the principal office for the Company's MicroMed Division, approximately 8,000 square feet of space in Atlanta, Georgia, and an aggregate of 4,000 square feet of space in Florida, Kansas, Minnesota, Texas, Wisconsin, and Washington to house additional sales, training, development and service operations. These leases, including options, have expiration dates ranging from month-to-month to February 2006. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space is available, if needed, at commercially reasonable rates.

Item 3. Legal Proceedings

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

      On March 27, 2001, the court approved a notice of class certification to be mailed to shareholders who are potential class members. Between April 9, 2001 and May 9, 2001, class notice was mailed to potential class members.

      Merits-related discovery in the action had been stayed pending the appointment of class counsel. In March 2001, the plaintiffs requested that documents be produced informally. The defendants have produced documents informally for plaintiffs' review. The court has entered a stipulated protective order governing discovery in the action. Counsel for plaintiffs and defendants intend to meet to discuss the plaintiffs' review of the informal document production at or around the time that the parties appear in court for the next status conference on July 30, 2001.

      In Management's opinion the outcome of this case is uncertain, and therefore no accrual has been made to the financial statements.

      On May 14, 1997, a second purported class action entitled WENDY WOO v. QUALITY SYSTEMS, INC., ET AL. was filed in the same court, essentially repeating the allegations in the Caveny lawsuit and seeking identical relief. This action has for all purposes been consolidated with the Caveny action.

      On March 23, 1999, a purported class action and derivative complaint entitled IRVING ROSENZWEIG v. SHELDON RAZIN, ET AL. was filed in the Superior Court of the State of California for the County of Orange, in which Mr. Rosenzweig, on behalf of himself and all non-director shareholders, and derivatively on behalf of the Company, alleges that Sheldon Razin, John Bowers, William Bowers, Patrick Cline, Janet Razin and Gordon Setran (all of the foregoing individuals were directors of the Company) breached their fiduciary duties by allegedly entrenching themselves in their positions of control, failing to ensure that third party offers involving the Company were fully and fairly considered, and/or failing to conduct a reasonable inquiry to assure the maximization of shareholder value. The complaint sought declaratory and injunctive relief, an accounting of monetary damages allegedly suffered by plaintiff and the purported class, and attorneys' fees. Defendants demurred to each of the causes of action alleged in the complaint and the court sustained those demurrers with leave to amend in December 1999. Rather than file an amended complaint, plaintiff filed a motion for attorney's fees. Defendants, in turn, filed a motion to dismiss the action for failure to file an amended pleading within the time limit specified by the court.

      The parties agreed to a settlement of action and stipulated to a final judgment and order which was entered by the court on May 15, 2000, at which time the action was dismissed. The final judgment and order provided for a dismissal of the action with prejudice, releases given to each of the defendants, and payment of the nominal sum of $100,000 (paid by the Company's directors and officers liability insurance company) in full settlement of plaintiff's motion for attorney's fees.

      The settlement further expressly provided that it did not constitute an admission of any liability of defendants, which defendants continue to vigorously deny.

    The Company is a party to various other legal proceedings incidental to its business, none of which are considered by the Company to be material.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

    Executive Officers of the Company

    The executive officers of the Company as of May 31, 2001 were as follows:

      --------------------------------------------------------------------------------------
             Name         Age                           Position
      --------------------------------------------------------------------------------------
      Louis E. Silverman   42   President, Chief Executive Officer
      --------------------------------------------------------------------------------------
      Patrick B. Cline     40   President, MicroMed Healthcare Information Systems Division
      --------------------------------------------------------------------------------------
      Greg Flynn           43   Executive Vice President and General Manager of QSI Division
      --------------------------------------------------------------------------------------
      Paul Holt            35   Chief Financial Officer, Secretary
      --------------------------------------------------------------------------------------

      Executive officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Additional information regarding the Company's executive officers is set forth below.

      Louis E. Silverman was appointed President and Chief Executive Officer of the company on July 31, 2000. Mr. Silverman was previously Chief Operations Officer of CorVel Corp., a $200 million publicly traded national managed care services and technology firm with headquarters in Irvine, California. Mr. Silverman holds a Master of Business Administration degree from Harvard Graduate School of Business Administration and a Bachelor of Arts degree from Amherst College.

      Patrick B. Cline currently serves as president of the Company's MicroMed Healthcare Information Systems Division. He served as the Company's Interim Chief Executive Officer for the April - July 2000 period. Mr. Cline was a co-founder of Clinitec and has served as its President since its inception in January 1994. Prior to co-founding Clinitec, Mr. Cline served, from July 1987 to January 1994, as Vice President of Sales and Marketing with Script Systems, a subsidiary of InfoMed, a healthcare information systems company. From January 1994 to May 1994, after the founding of Clinitec, Mr. Cline continued to serve, on a part time basis, as Script Systems' Vice President of Sales and Marketing. Mr. Cline has held senior positions in the healthcare information systems industry since 1981.

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

      Paul Holt was appointed Chief Financial Officer in November 2000. Mr. Holt has served as the Company's Controller from January 2000 to May 2000 and was appointed interim Chief Financial Officer in May 2000. Prior to joining the Company, Mr. Holt was the Controller of Sierra Alloys Co., Inc., a titanium metal manufacturing company from August 1999 to December 1999. From May 1997 to July 1999, he was Controller of Refrigeration Supplies Distributor, a wholesale distributor and manufacturer of refrigeration supplies and heating controls. From March 1995 to April 1997 he was Assistant Controller of Refrigeration Supplies Distributor. Mr. Holt is a Certified Public Accountant and holds an M.B.A. from the University of Southern California and a B.A. in Economics from the University of California, Irvine.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "QSII". The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

      ----------------------------------------------------------------------------------------------
           Quarter Ended                             High                          Low
      ----------------------------------------------------------------------------------------------
        June 30, 1999                             $   6.56                      $   3.75
      ----------------------------------------------------------------------------------------------
        September 30, 1999                        $   8.38                      $   5.63
      ----------------------------------------------------------------------------------------------
        December 31, 1999                         $   7.75                      $   5.88
      ----------------------------------------------------------------------------------------------
        March 31, 2000                            $  18.75                      $   6.75
      ----------------------------------------------------------------------------------------------
        June 30, 2000                             $  15.25                      $   6.50
      ----------------------------------------------------------------------------------------------
        September 30, 2000                        $   9.75                      $   6.75
      ----------------------------------------------------------------------------------------------
        December 31, 2000                         $   8.27                      $   6.69
      ----------------------------------------------------------------------------------------------
        March 31, 2001                            $  11.13                      $   7.76
      ----------------------------------------------------------------------------------------------

      At May 31, 2001, there were approximately 130 holders of record of the Company's Common Stock. The Company estimates the number of beneficial holders of its Common Stock to be in excess of 1,300.

      Through May 31, 2001, the Company has not paid cash dividends on shares of its Common Stock. The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends in the future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Item 6. Selected Financial Data

The following selected financial data with respect to the Company's Consolidated Statements of Income Data for each of the five years in the period ended March 31, 2001 and the Consolidated Balance Sheet Data as of the end of each such fiscal year are derived from the audited financial statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Income." included elsewhere herein.

                   Consolidated Statements of operations Data
                    (In thousands, except for per share data)

                                                       -----------------------------------------------------------------------------
                                                                                   Year Ended March 31,
                                                             2001            2000            1999           1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                              $  39,936       $  36,373       $  33,816      $  31,216       $  20,127
Cost of Products and Services                                17,283          16,395          15,834         13,509          10,089
                                                       -----------------------------------------------------------------------------
Gross Profit                                                 22,653          19,978          17,982         17,707          10,038
Selling, General and Administrative Expenses                 13,585          12,645          13,495         12,485           7,736
Research and Development Costs                                4,081           3,726           3,603          3,072           1,978
Purchased In-Process Research and Development(1)                 --              --              --         10,200           8,300
                                                       -----------------------------------------------------------------------------
Income (Loss) from Operations(2)                              4,987           3,607             884         (8,050)         (7,976)
Investment Income                                             1,032             759             413            971           1,285
                                                       -----------------------------------------------------------------------------
Income (Loss) before Provision for (Benefit from)
  Income Taxes(2)                                             6,019           4,366           1,297         (7,079)         (6,691)
Provision for (Benefit from) Income Taxes(3)                  2,510           1,862             713         (2,463)            784
                                                       -----------------------------------------------------------------------------
Net Income (Loss)(2)                                      $   3,509       $   2,504       $     584      $  (4,616)      $  (7,475)
                                                       -----------------------------------------------------------------------------
Net Income (Loss) per Share, Basic and Diluted(2)         $    0.57       $    0.40       $    0.09      $   (0.77)      $   (1.26)
                                                       -----------------------------------------------------------------------------
Weighted Average Shares Outstanding, Basic                    6,130           6,208           6,176          5,981           5,937
                                                       -----------------------------------------------------------------------------
Weighted Average Shares Outstanding, Diluted                  6,203           6,261           6,185          5,981           5,937
                                                       =============================================================================
------------------------------------------------------------------------------------------------------------------------------------

(1) In May 1996, the Company acquired Clinitec which was treated as a purchase transaction for accounting purposes. In connection with this treatment, the Company incurred an $8.3 million charge for purchased in-process research and development during the year ended March 31, 1997.

      In May 1997, the Company acquired MicroMed which was treated as a purchase transaction for accounting purposes. In connection with this treatment, the Company incurred a $10.2 million charge for purchased in-process research and development during the year ended March 31, 1998.

(2) Includes a charge of $10.2 million and $8.3 million for purchased in-process research and development for the years ended March 31, 1998 and 1997, respectively. Excluding the charge, on a pro forma basis, income from operations and income before provision for (benefit from) income taxes would have been $2.2 million and $3.1 million, respectively, for fiscal 1998 and $324,000 and $1.6 million, respectively for fiscal 1997. The income tax benefit related to the charge for purchased in-process research and development for the years ended March 31, 1998 and 1997 was $3.9 million and $0, respectively. Excluding the charge and related income tax benefit, on a pro forma basis, net income and basic and diluted income per share would have been $1.7 million, $0.29 and $0.28, respectively, for fiscal 1998 and $825,000, $0.14 and $0.14, respectively, for fiscal 1997.

(3) The provision for income taxes for the year ended March 31, 1997 differs from the Company's combined Federal and State statutory rates primarily due to the non-deductible charge for purchased in-process research and development incurred in connection with the acquisition of Clinitec in May 1996.

                         Consolidated Balance Sheet Data
                                 (in thousands)

                                                              ----------------------------------------------------------------------
                                                                                            March 31,
                                                                    2001           2000          1999          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents and Short-Term Investments            $   18,729     $   16,169    $   14,441    $   17,080   $   22,735
                                                              ----------------------------------------------------------------------
Working Capital                                                     24,196         21,332        18,166        15,453       25,613
                                                              ----------------------------------------------------------------------
Total Assets                                                        44,883         44,136        40,218        40,916       37,866
                                                              ----------------------------------------------------------------------
Total Liabilities                                                   10,996         12,053        10,554        13,475        5,596
                                                              ----------------------------------------------------------------------
Shareholders' Equity                                            $   33,887     $   32,083    $   29,664    $   27,441   $   32,270
------------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of the Company's product development plans, business strategies and market factors influencing the Company's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals, and interested persons are urged to review the risks described in "Item 1. Business. Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

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

                                                                                ---------------------------------------------------
                                                                                               Year Ended March 31,
                                                                                      2001             2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenues:
   Sales of computer systems, upgrades and supplies                                    49.9%            52.9%            55.8%
   Maintenance and other services                                                      50.1             47.1             44.2
                                                                                ---------------------------------------------------
                                                                                      100.0            100.0            100.0
Cost of Products and Services                                                          43.3             45.1             46.8
                                                                                ---------------------------------------------------
Gross Profit                                                                           56.7             54.9             53.2
Selling, General and Administrative Expenses                                           34.0             34.8             39.9
Research and Development Costs                                                         10.2             10.2             10.7
                                                                                ---------------------------------------------------
Income from Operations                                                                 12.5              9.9              2.6
Investment Income                                                                       2.6              2.1              1.2
                                                                                ---------------------------------------------------
Income before Provision for Income Taxes                                               15.1             12.0              3.8
Provision for Income Taxes                                                              6.3              5.1              2.1
                                                                                ---------------------------------------------------
Net Income                                                                              8.8%             6.9%             1.7%
                                                                                ===================================================
-----------------------------------------------------------------------------------------------------------------------------------

      For the Years Ended March 31, 2001 and 2000

      For the year ended March 31, 2001, the Company's net income was $3,509,000 or $0.57 per share on a basic and diluted basis. In comparison, the Company earned $2,504,000 or $0.40 per share on a basic and diluted basis in the year ended March 31, 2000. The increase in net income was achieved through a combination of an increase in revenue from software systems sales, maintenance, and other services along with an increase in the gross profit margin associated with software systems, maintenance and other services. Also, operating expenses grew at a lesser rate than revenues and gross margin.

      Net Revenues. Net revenues for the year ended March 31, 2001 increased 9.8% to $39.9 million from $36.4 million for the year ended March 31, 2000. Sales of computer systems, upgrades and supplies increased 3.6% to $19.9 million from $19.2 million while net revenues from maintenance and other service grew 16.8% to $20.0 from $17.1 million during the comparable prior period. The increase in net revenues from sales of computer systems, upgrades and supplies was principally due to increased sales of the Company's NextGen(epm) and NextGen(emr) products, offset by a decrease in sales of new systems in the

Company's QSI Division. The increase in maintenance and other services net revenue resulted primarily from the Company's increased client base together with an increase in revenues generated from the Company's EDI services. Revenue from the Company's EDI services increased 37.2% to $5.2 million for the year ended March 31, 2001, compared to $3.8 million in the year ended March 31, 2000.

      Cost of Products and Services. Cost of products and services for the year ended March 31, 2001 increased 5.4% to $17.3 million from $16.4 million for the year ended March 31, 2000, while the cost of products and services as a percentage of net revenues decreased to 43.3% compared to 45.1% during the comparable periods. The decrease in cost of products and services as a percentage of net revenues resulted from the effects of the increase in maintenance and other services revenues, and a decrease in the hardware content of new system sales. Margins on new system sales are inversely proportional to the relative level of hardware content. The relative level of hardware content in new systems sales fluctuates from period to period. The effect of the above-mentioned items was slightly offset by an increase in revenue from EDI services which yields a lower gross margin than other products and services.

      Selling, General and Administrative. Selling, general and administrative expenses for the year ended March 31, 2001 increased 7.4% to $13.6 million from $12.6 million, while decreasing on a percentage of revenues basis from 34.8% to 34.0% for the respective fiscal years. These numbers were driven primarily by an increase in the Company's reserve for bad debts and limited increases in most other SG&A expense categories.

      Research and Development Costs. Research and development costs for the year ended March 31, 2001 increased 9.5% to $4.1 million from $3.7 million for the year ended March 31, 2000. The increase is primarily the result of increased research and development efforts at MicroMed. Research and development costs as a percentage of net revenues remained constant at 10.2% for the respective fiscal years.

      Investment Income. Investment income for the year ended March 31, 2001 increased 36.0% to $1,032,000 from $759,000 for the year ended March 31, 2000. Contributing to the increase in investment income was an increase in average funds available for investment during the year ended March 31, 2001 combined with an increase in average interest rates compared to the year ended March 31, 2000.

      Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2001 was $2,510,000 as compared to $1,862,000 for the year ended March 31, 2000. The provision for income taxes for the years ended March 31, 2001 and 2000 respectively, differ from the combined statutory rates primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec.

      For the Years Ended March 31, 2000 and 1999

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

      Net Revenues. Net revenues for the year ended March 31, 2000 increased 7.6% to $36.4 million from $33.8 million for the year ended March 31, 1999. Sales of computer systems, upgrades and supplies increased 2.0% to $19.2 million from $18.9 million while net revenues from maintenance and other service grew 14.6% to $17.1 from $14.9 million during comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally due to increased sales of the Company's Clinical Product Suite, NextGen(epm) and NextGen(emr) products, offset by a decrease in sales of the Company's dental practice management product. The increase in maintenance and other services net revenue resulted primarily from the Company's increased client base together with an increase in revenues generated from the Company's EDI services. Revenue from the Company's EDI services increased 37.6% to $3.8 million for the year ended March 31, 2000 compared to $2.8 million in the year ended March 31, 1999.

      Cost of Products and Services. Cost of products and services for the year ended March 31, 2000 increased 3.5% to $16.4 million from $15.8 million for the year ended March 31, 1999 while the cost of products and services as a percentage of net revenues decreased to 45.1% compared to 46.8% during the comparable periods. The decrease in cost of products and services as a percentage of net revenues resulted from a combination of: the effects of the increase of maintenance and other services revenues, a change in the mix of new systems sales toward systems with lower hardware content, a leveling out of product development, customer service, support and training costs, and an increase in the cost of EDI services. In the year ended March 31, 2000, the Company was able to leverage its existing infrastructure on to a higher level of computer systems, upgrades and supplies sales. This contributed to the reduction in cost of products and services as a percentage of revenue during the year ended March 31, 2000. Also, new computer systems sales in the year ended March 31, 2000 had a lower relative level of hardware content compared to the year ended March 31, 1999. Margins on system sales are inversely proportional to the relative level of hardware content which fluctuates from period to period. The effect of the above-mentioned items was slightly offset by an increase in revenue from EDI services which yields a lower gross margin than other products and services.

      Selling, General and Administrative. Selling, general and administrative expenses for the year ended March 31, 2000 decreased 6.3% to $12.6 million from $13.5 million. The decrease in selling, general and administrative expenses was primarily the result of the integration of the Company's Clinitec and MicroMed subsidiaries along with a reduction in bad debt expense for the year ended March 31, 2000 compared to the year ended March 31, 1999.

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

      Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2000 was $1,862,000 as compared to $713,000 for the year March 31, 1999. The provision for income taxes for the years ended March 31, 2000 and 1999, differ from the combined statutory rates primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec.

      Liquidity and Capital Resources

      Cash and cash equivalents increased $2.5 million in the year ended March 31, 2001 after increasing by $1.7 million in the year ended March 31, 2000 and declining by $1.9 million in the year ended March 31, 1999. The decreases in cash and cash equivalents in fiscal 1999 was primarily a result of payments made in connection with the MicroMed acquisition.

      Net cash provided by operating activities was $6.1 million, $3.6 million and $3.3 million for the years ended March 31, 2001, 2000 and 1999, respectively. Net cash provided by operations for the year ended March 31, 2001 consisted principally of net income before depreciation, amortization and provision for bad debts, and an increase in accounts payable offset by a decrease in income taxes payable and an increase in gross accounts receivable. Net cash provided by operations for the year ended March 31, 2000 consisted primarily of net income before depreciation and amortization and increases in deferred service revenue, offset by an increase in gross accounts receivable and a decrease in accounts payable.

      Net cash used in investing activities for the years ended March 31, 2001, 2000, and 1999 was $1.9 million, $1.8 million, and $5.1 million, respectively. Net cash used in investing activities for the years ended March 31, 2001 and 2000 was principally composed of investments in capitalized software and equipment and improvements. Net cash used in investing activities for the year ended March 31, 1999 was principally impacted by the $3.8 million paid in connection with the MicroMed acquisition. Net cash used for additions to equipment, improvements and capitalized software for the years ended March 31, 2001, 2000 and 1999 were $1.8 million, $1.7 million and $1.7 million respectively. There were no material short-term investment sales or purchases during the years ended March 31, 2001 and 2000. Net cash used in investing activities for the year ended March 31, 1999 were offset in part by cash provided from net sales of short-term investments of $467,000.

      Net cash used in financing activities for the years ended March 31, 2001 and 2000 was $1,703,000 and $86,000, respectively, which includes $1,864,000 and $111,000 used in each fiscal year to repurchase 235,900 shares and 17,400 shares, respectively, of the Company's Common Stock. Net cash used in financing activities for the years ended March 31, 2001, 2000 and 1999 also includes the proceeds from the exercise of employee stock options.

      The Company has no significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 2002 will be comparable to fiscal 2001.

      At March 31, 2001, the Company had cash and cash equivalents of $18.5 million and short-term investments of $258,000. The Company believes that its cash and cash equivalents and short-term investments on hand at March 31, 2001, together with the cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

The Company has a significant amount of cash and short-term investments with maturities less than three months. This cash portfolio exposes the Company to interest rate risk as short-term investment rates can be volatile. Given the short-term maturity structure of the Company's investment portfolio, the Company believes that it is not subject to principal fluctuations and the effective interest rate of the Company's portfolio tracks closely to various short-term money market interest rate benchmarks.

Item 8. Financial Statements and Supplementary Data

The Financial Statements of the Company identified in the Index to Financial Statements appearing under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." of this report are incorporated herein by reference to
Item 14.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

Except for information concerning the Company's executive officers which is included under the caption "Executive Officers of the Company" following Part I,
Item 4 of this report, the information required by Item 10 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2001 for the Company's 2001 annual shareholders' meeting.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2001 for the Company's 2001 annual shareholders' meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2001 for the Company's 2001 annual shareholders' meeting.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2001 for the Company's 2001 annual shareholders' meeting.

                                     PART IV

      Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                            Page
                                                                            ----
(a) 1. Index to Financial Statements

       Independent Auditors' Report                                          F-1

       Consolidated Balance Sheets at March 31, 2001 and 2000                F-2

       Consolidated Statements of Income and Comprehensive
       Income for the Years Ended March 31, 2001, 2000 and 1999              F-3

       Consolidated Statements of Shareholders' Equity for the Years
       Ended March 31, 2001, 2000 and 1999                                   F-3

       Consolidated Statements of Cash Flows for the Years Ended March
       31, 2001, 2000 and 1999                                               F-4

       Notes to Financial Statements                                         F-5

    2. Financial Statement Schedule

       Schedule II - Valuation and Qualifying Accounts                      F-15

    3. Exhibits

       Exhibit                                                       Sequential
       Number   Description                                          Page Number
       ------   -----------                                          -----------

       3.1 Articles of Incorporation of the Company, as amended, are hereby incorporated by reference to
                Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1984, File No. 2-80056.

       3.2 Bylaws of the Company, as amended, are hereby incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, File No. 2-80056.

       3.3 Certificate of Amendment of Bylaws of the Company is hereby incorporated by reference to Exhibit
                3.2.1 to the Company's Registration Statement on
                Form S-1, File No. 333-00161.

       3.4 Text of Sections 2 and 3 of Article II of the Bylaws of the Company is hereby incorporated By reference to Exhibit 3.2.2 to the Company's Quarterly report on Form 10-QSB for the period Ended December 31, 1996, File No. 0-13801.

       3.5 Certificate of Amendment of Bylaws of the Company, incorporated by reference to Exhibit 3.2.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-13801.

       10.2* 1989 Incentive Stock Option Plan is hereby incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 33-31949.

       10.2.1* Form of Incentive Stock Option Agreement is hereby incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-00161.

       10.2.2* Form of Non-Qualified Stock Option Agreement is hereby incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form
                S-1, File No. 333-00161.

       10.3* Form of Incentive Stock Option Agreement is hereby incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 2-80056.

       10.4* 1993 Deferred Compensation Plan, is hereby incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1994, File No. 0-13801.

       Exhibit                                                       Sequential
       Number   Description                                          Page Number
       ------   -----------                                          -----------

       10.4.2* Profit Sharing and Retirement Plan, as amended, is hereby incorporated by reference to Exhibit 10.4.2 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1994, File No. 0-13801.

       10.4.3* Profit Sharing and Retirement Plan, as amended, amendments No. 2 and 3, are hereby incorporated by reference to Exhibit 10.4.3 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996, File No. 0-13801.

       10.5 Series "A" Convertible Preferred Stock Purchase Agreement, as amended, dated April 21, 1995 between the Company and Clinitec International, Inc., is hereby incorporated by reference to
                Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995, File No. 0-13801.

       10.6 Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 333-00161.

       10.7 Agreement and Plan of Merger, dated May 16, 1996, by and among Quality Systems, Inc., CII Acquisition Corporation, Clinitec International, Inc. and certain shareholders of Clinitec International, Inc. and certain exhibits is hereby incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated May 17, 1996 and filed May 30, 1996.

       10.8 Asset Purchase Agreement, dated May 15, 1997, by and among MicroMed Healthcare Information Systems, Inc., MHIS Acquisition Corp., Quality Systems, Inc., and certain shareholders of MicroMed Healthcare Information Systems, Inc. is hereby incorporated by reference to Exhibit 2 of Company's Current Report on Form 8-K, dated May 15, 1997 and filed May 29, 1997, File No. 0-13801.

       10.9* 1998 Employee Stock Contribution Plan is hereby incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-63131.

       10.10* 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 4.1 to the Company's
                Registration Statement on Form S-8, File No.
                333-67115.

       10.11* Memorandum of Understanding regarding the April 3, 2000 resignation of Sheldon Razin between Sheldon Razin and Quality Systems, Inc., incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-13801.

       10.12* Memorandum of Understanding Relating to Director Nominees is hereby incorporated by reference to Company's Definitive Proxy Statement for the Company's 1999 Shareholder's Meeting, File No. 001-12537.

       10.13*   Employment Agreement dated July 20, 2000 between
                Quality Systems, Inc. and Lou Silverman, incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No.
                0-13801.

       10.14    Lease Agreement between Company and Tower Place,
                L.P. dated November 15, 2000, commencing February
                5, 2001.

       10.15    Lease Agreement between Company and Orangewood
                Business Center Inc. dated April 3, 2000, amended
                February 22, 2001.

       10.16    Lease Agreement between Company and Craig
                Development Corporation dated February 22, 2001.

       21       List of Subsidiaries.                                    44

       23.1     Independent Auditor's Consent - Deloitte & Touche
                LLP.                                                     45

* This exhibit is a management contract or a compensatory plan or arrangement.

(b)    Reports on Form 8-K: None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        QUALITY SYSTEMS, INC.

                                        By: /s/     LOUIS SILVERMAN
                                            ----------------------------
                                                    Louis Silverman
                                                Chief Executive Officer

Date: June 26, 2001

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             Signature           Title                                   Date
             ---------           -----                                   ----

/s/ SHELDON RAZIN                Chairman of the Board of Directors      June 27, 2001
------------------------------
    SHELDON RAZIN

/s/ AHMED HUSSEIN                Co-Chairman of the Board of Directors   June 26, 2001
------------------------------
    AHMED HUSSEIN

/s/ LOUIS SILVERMAN              Chief Executive Officer                 June 27, 2001
------------------------------
    LOUIS SILVERMAN

/s/ PAUL HOLT                    Chief Financial Officer, Secretary      June 27, 2001
------------------------------
    PAUL HOLT

/s/ MOHAMMED TAWFICK EL-BARDAI   Director                                June 25, 2001
------------------------------
    MOHAMMED TAWFICK EL-BARDAI

/s/ DALE HANSON                  Director                                June 25, 2001
------------------------------
    DALE HANSON

/s/ FRANK MEYER                  Director                                June 26, 2001
------------------------------
    FRANK MEYER

/s/ WILLIAM SMALL                Director                                June 27, 2001
------------------------------
    WILLIAM SMALL

/s/ EMAD ZIKRY                   Director                                June 26, 2001
------------------------------
    EMAD ZIKRY

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Quality Systems, Inc.

We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. and subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index of Item 14.
(a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quality Systems, Inc. and subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/  Deloitte & Touche LLP

Costa Mesa, California
May 22, 2001

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except for per share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        March 31,
ASSETS                                                                                         2001                   2000
------------------------------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                                                                 $ 18,471               $ 15,926
   Short-term investments                                                                         258                    243
   Accounts receivable, less allowance for doubtful accounts
      of $1,335 and $1,121, respectively                                                       13,335                 13,710
   Inventories, net                                                                             1,030                  1,010
   Deferred tax assets                                                                          1,566                  2,066
   Other current assets                                                                           532                    430
                                                                                       ---------------------------------------------
      Total current assets                                                                     35,192                 33,385

Equipment and Improvements, net                                                                 1,819                  1,797
Capitalized Software Costs, net                                                                 1,769                  1,984
Deferred Tax Assets                                                                             2,960                  3,042
Goodwill, net of accumulated amortization of
   $1,634 and $1,294, respectively                                                              1,772                  2,112
Other Assets, net                                                                               1,371                  1,816
                                                                                       ---------------------------------------------
     Total assets                                                                            $ 44,883               $ 44,136
                                                                                       =============================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                          $  1,829               $  1,246
   Deferred revenue                                                                             5,595                  5,691
   Other current liabilities                                                                    3,572                  5,116
                                                                                       ---------------------------------------------
           Total liabilities                                                                   10,996                 12,053
                                                                                       ---------------------------------------------
Commitments and Contingencies (Note 9)

Shareholders' Equity:
   Common Stock, $0.01 par value, 20,000 shares authorized,
      5,987 and 6,201 shares issued and outstanding, respectively                                  60                     62
   Additional paid-in capital                                                                  33,780                 35,483
   Retained earnings (accumulated deficit)                                                         47                 (3,462)
                                                                                       ---------------------------------------------
      Total shareholders' equity                                                               33,887                 32,083
                                                                                       ---------------------------------------------
     Total liabilities and shareholders' equity                                              $ 44,883               $ 44,136
                                                                                       =============================================
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (in thousands, except per share amounts)

                                                                             -------------------------------------------------------
                                                                                              Year Ended March 31,
                                                                                   2001               2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Net Revenues:
   Sales of computer systems, upgrades and supplies                                 $ 19,935          $ 19,247           $ 18,875
   Maintenance and other services                                                     20,001            17,126             14,941
                                                                             -------------------------------------------------------
                                                                                      39,936            36,373             33,816

Cost of Products and Services                                                         17,283            16,395             15,834
                                                                             -------------------------------------------------------
Gross Profit                                                                          22,653            19,978             17,982

Selling, General and Administrative Expenses                                          13,585            12,645             13,495
Research and Development Costs                                                         4,081             3,726              3,603
                                                                             -------------------------------------------------------
Income from Operations                                                                 4,987             3,607                884

Investment Income                                                                      1,032               759                413
                                                                             -------------------------------------------------------
Income before Provision for Income Taxes                                               6,019             4,366              1,297
Provision for Income Taxes                                                             2,510             1,862                713
                                                                             -------------------------------------------------------
Net Income and Comprehensive Income                                                 $  3,509          $  2,504           $    584
                                                                             =======================================================
Net Income per Share, basic and diluted                                             $   0.57          $   0.40           $   0.09
                                                                             =======================================================
Weighted Average Shares Outstanding - Basic                                            6,130             6,208              6,176
                                                                             -------------------------------------------------------
Weighted Average Shares Outstanding - Diluted                                          6,203             6,261              6,185
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                       -----------------------------------------------------------------------------
                                                                                                      Retained
                                                          Common Shares Issued                        Earnings            Total
                                                                                    Additional      (Accumulated      Shareholders'
                                                          Number        Amount    Paid-in Capital     Deficit)           Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 1, 1998                                   5,988          $60         $ 33,931        $ (6,550)         $ 27,441

Shares Issued for contingent purchase obligation             245            3            1,833               --            1,836
Exercise of Stock Options                                     33           --               50               --               50
Purchases of Common Stock                                   (52)          (1)            (246)               --            (247)
Net Income                                                    --           --               --              584              584
                                                       -----------------------------------------------------------------------------

Balance at March 31, 1999                                  6,214           62           35,568          (5,966)           29,664

Exercise of Stock Options                                      4           --               25               --               25
Tax Benefit Resulting From Stock Options                      --           --                1               --                1
Purchases of Common Stock                                   (17)           --            (111)               --            (111)
Net Income                                                    --           --               --            2,504            2,504
                                                       -----------------------------------------------------------------------------
Balance at March 31, 2000                                  6,201           62           35,483          (3,462)           32,083

Exercise of Stock Options                                     22           --              152               --              152
Tax Benefit Resulting From Stock Options                      --           --                7               --                7
Purchases of Common Stock                                  (236)          (2)          (1,862)               --          (1,864)
Net Income                                                    --           --               --            3,509            3,509
                                                       -----------------------------------------------------------------------------
Balance at March 31, 2001                                  5,987          $60         $ 33,780        $      47         $ 33,887
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                ---------------------------------------------------
                                                                                                   Year Ended March 31,
                                                                                           2001             2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                              $  3,509          $  2,504         $    584
   Adjustments to reconcile net income to net
   cash provided by operating activities:
           Depreciation and amortization                                                   2,697             2,204            2,465
           Provision for bad debts                                                         1,272               529              954
        Loss on short-term investments and other                                              19               132              261
        Deferred income taxes                                                                582            (1,088)            (592)
           Changes in:
                 Accounts receivable                                                        (897)           (1,751)          (3,496)
                 Inventories                                                                 (20)             (238)             556
                 Other current assets                                                       (102)             (176)              (2)
                 Accounts payable                                                            583              (567)             486
                 Deferred service revenue                                                    (96)            1,207            2,240
                 Income taxes payable                                                     (1,233)              723              344
                 Other current liabilities                                                  (203)              136             (453)
                                                                                ---------------------------------------------------
Net Cash Provided By Operating Activities                                                  6,111             3,615            3,347
                                                                                ---------------------------------------------------
Cash Flows from Investing Activities:
   Proceeds from sales of short-term investments                                              --                29              542
   Purchases of short-term investments                                                        --               (50)             (75)
   Additions to equipment and improvements                                                  (778)             (588)            (521)
   Additions to capitalized software costs                                                (1,063)           (1,130)          (1,204)
   Payment of contingent purchase obligation                                                  --                --           (3,840)
   Change in other assets                                                                    (13)              (60)              37
                                                                                ---------------------------------------------------
Net Cash Used In Investing Activities                                                     (1,854)           (1,799)          (5,061)
                                                                                ---------------------------------------------------
Cash Flows from Financing Activities:
   Purchases of Common Stock                                                           $  (1,864)          $  (111)         $  (247)
   Proceeds from exercise of stock options                                                   152                25               50
                                                                                ---------------------------------------------------
Net Cash Used In Financing Activities                                                     (1,712)              (86)            (197)
                                                                                ---------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                       2,545             1,730           (1,911)
Cash and Cash Equivalents, beginning of year                                              15,926            14,196           16,107
                                                                                ---------------------------------------------------
Cash and Cash Equivalents, end of year                                                  $ 18,471          $ 15,926         $ 14,196
                                                                                ===================================================
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Information - During fiscal 2001, 2000 and 1999 the Company made income tax payments of $2,779, $2,421 and $951, respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

      Quality Systems, Inc. ("QSI") and its wholly-owned subsidiary, Clinitec International, Inc. ("Clinitec"), d/b/a MicroMed Healthcare Information Systems, Inc. ("MicroMed"), (collectively the "Company") develop and market proprietary healthcare information systems that automate medical and dental group practices, community health centers, physician hospital organizations, management service organizations, and dental schools. The Company's proprietary software systems include general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, electronic medical records, dental charting and letter generation. In addition to providing fully integrated solutions, the Company provides its clients with comprehensive hardware and software maintenance and support services, system training services and electronic claims submission services.

2. Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company amounts have been eliminated.

      Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America.

      Revenue Recognition. The Company recognizes revenue pursuant to Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company generates revenues from licensing rights to use its software products directly to end-users. The Company also generates revenues from sales of hardware and third party software, and implementation, training, software customization and post-contract support ("maintenance") services performed for customers who license the Company's products. A typical system contract contains multiple elements of two or more of the above items. In accordance with SOP 97-2, revenue is allocated to each element of the contract based on vendor specific evidence of each element's fair market value. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software are recognized upon shipment and transfer of title. Revenue from implementation, training and software customization services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period.

      In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 became effective for the Company in the third quarter of fiscal year 2001 and did not have a significant effect on the Company's financial statements.

      Cash and Cash Equivalents. Cash and cash equivalents generally consist of cash and money market funds. The Company invests its excess cash in a money market fund which invests in only investment grade money market instruments from a variety of industries, and therefore bears minimal risk. The average maturity of the investments owned by the money market fund is approximately two months.

      Short-Term Investments. The Company classifies its short-term investments into one of the following categories:

      o Held to maturity - Debt securities for which the Company has the intent and the ability to hold to maturity.

      o Trading - Debt securities that do not meet the "intent-to-hold" criteria and equity securities, both of which are bought and held principally for the purpose of being sold in the near term.

      o Available-for-sale - Debt securities that do not meet the "intent-to-hold" criteria and which are not classified as trading securities, as well as all equity securities not otherwise classified as trading securities.

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

      Accounts Receivable. The Company provides credit terms typically ranging from thirty days to twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

      Inventories. Inventories are valued at lower of cost (first-in, first-out) or market. Certain inventories are maintained for customer support pursuant to service agreements and are amortized over a five-year period using the straight-line method.

      Equipment and Improvements. Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range from three to seven years.

      Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are amortized on a straight line basis over the estimated economic life of the related product, generally three years. The Company performs a periodic review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

      Goodwill and Intangible Assets. Goodwill and intangible assets are being amortized using the straight-line method over ten years and five years, respectively. The Company performs a periodic review of the recoverability of such unamortized amounts. At the time a determination is made that any portion of such unamortized amounts are not recoverable based on the estimated cash flows to be generated, the excess amount is written off pursuant to APB Opinion No. 17, "Intangible Assets". The recoverability of intangible assets is measured based upon SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121").

      Long Lived Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at March 31, 2001.

      Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are established as a reduction of net deferred tax assets when management cannot determine that it is now more likely than not that the deferred assets will be realized.

      Earnings per Share. Pursuant to SFAS No. 128, "Earnings Per Share," the Company provides dual presentation of "basic" and "diluted" earnings per share ("EPS").

      Basic EPS excludes dilution from Common Stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from Common Stock equivalents.

      The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods presented.

                                                                         -------------------------------------------------------
(in thousands except per share amounts)                                                     Year Ended March 31,
                                                                                 2001               2000              1999
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     $ 3,509            $ 2,504          $    584
                                                                         -------------------------------------------------------
Basic net income per common share:
   Weighted average of common shares outstanding                                 6,130              6,208             6,176
                                                                         -------------------------------------------------------
Basic net income per common share                                             $   0.57           $   0.40          $   0.09
                                                                         =======================================================
Diluted net income per share:
   Weighted average of common shares outstanding                                 6,130              6,208             6,176
   Weighted average of common shares equivalents-
     Weighted average options outstanding                                           73                 53                 9
                                                                         -------------------------------------------------------
   Weighted average number of common and                                         6,203              6,261             6,185
     common equivalent shares
                                                                         -------------------------------------------------------
Diluted net income per common share                                           $   0.57           $   0.40          $   0.09
                                                                         =======================================================
--------------------------------------------------------------------------------------------------------------------------------

      Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), as amended.

      Comprehensive Income. In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period, from non-owner sources. For the years ended, March 31, 2001, 2000, and 1999, there were no significant differences between net income and comprehensive income.

      Segment Disclosures. In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company adopted SFAS No. 131 effective with the fiscal year ended March 31, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

      The Company has prepared operating segment information in accordance with SFAS No. 131 in Note 11.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      New Accounting Pronouncements. In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated results of operations or financial condition.

3. Cash Equivalents and Short-Term Investments

      At March 31, 2001 and 2000, the Company had cash equivalents of $18.5 million and $15.9 million, respectively, invested in a major national brokerage firm's institutional fund that specializes in U.S. government securities and commercial paper with high credit ratings.

      At March 31, 2001 and 2000, all short-term investments consist of trading securities. The Company bears no off-balance sheet risk on its investments.

      Investment income for each of the three years ended March 31, 2001 consists of the following:

                                                                              ------------------------------------------------------
(in thousands)                                                                                Year Ended March 31,
                                                                                      2001               2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Interest Income                                                                  $    1,012          $    783           $    674
Net Gains (Losses) on Short-Term Investments -
    Realized                                                                              0                 0              (220)
    Unrealized                                                                           15              (24)               (38)
Other                                                                                     5                 0                (3)
                                                                              ------------------------------------------------------
                                                                                 $    1,032          $    759           $    413
                                                                              ======================================================
------------------------------------------------------------------------------------------------------------------------------------

4. Capitalized Software Costs

      Capitalized software costs at March 31, 2001 and 2000 were net of accumulated amortization of $4.3 million and $3.3 million, respectively.

      Information related to net capitalized software costs is as follows:

                                                                              ------------------------------------------------------
(in thousands)                                                                                Year Ended March 31,
                                                                                      2001              2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Beginning of year                                                                   $ 1,984           $ 2,144            $ 2,183
Capitalized                                                                           1,063             1,130              1,204
Amortization                                                                        (1,278)           (1,290)            (1,243)
                                                                              ------------------------------------------------------
End of year                                                                         $ 1,769           $ 1,984            $ 2,144
                                                                              ======================================================
------------------------------------------------------------------------------------------------------------------------------------

5. Composition of Certain Financial Statement Captions

                                                                                         -------------------------------------------
(in thousands)                                                                                      Year Ended March 31,
                                                                                                   2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
Inventories:
Computer systems and components                                                                 $   679                $   785
Replacement parts for certain client systems, net of accumulated
   amortization of $633 and $594, respectively                                                      309                    188
Miscellaneous parts and supplies                                                                     42                     37
                                                                                         -------------------------------------------
                                                                                                $ 1,030                $ 1,010
                                                                                         ===========================================
EQUIPMENT AND IMPROVEMENTS:
Computers and electronic test equipment                                                         $ 3,764                $ 3,175
Furniture and fixtures                                                                            1,092                    964
Vehicles                                                                                              8                     72
Leasehold improvements                                                                              139                    133
                                                                                         -------------------------------------------
                                                                                                  5,003                  4,344
Accumulated depreciation and amortization                                                        (3,184)                (2,547)
                                                                                         -------------------------------------------
                                                                                                $ 1,819                $ 1,797
                                                                                         ===========================================
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $1,550
   and $1,196, respectively                                                                     $   220                $   574
Other                                                                                             1,151                  1,242
                                                                                         -------------------------------------------
                                                                                                $ 1,371                $ 1,816
                                                                                         ===========================================
OTHER CURRENT LIABILITIES:
Accrued payroll and related expenses                                                            $ 1,373                $ 1,322
Deferred compensation                                                                               967                  1,021
Income taxes payable                                                                                380                  1,445
Other accrued expenses                                                                              852                  1,328
                                                                                         -------------------------------------------
                                                                                                $ 3,572                $ 5,116
                                                                                         ===========================================
------------------------------------------------------------------------------------------------------------------------------------

6. Income Taxes

      The income tax provision consists of the following components:

                                                                              ------------------------------------------------------
(in thousands)                                                                                Year Ended March 31,
                                                                                      2001              2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Federal:
  Current taxes                                                                   $   1,823         $   2,308          $   1,095
  Deferred taxes                                                                        500             (808)              (473)
                                                                              ------------------------------------------------------
                                                                                  $   2,323         $   1,500          $     622
                                                                              ------------------------------------------------------
State:
  Current taxes                                                                         105               642                210
  Deferred taxes                                                                         82             (280)              (119)
                                                                              ------------------------------------------------------
                                                                                        187               362                 91
                                                                              ------------------------------------------------------
                                                                                  $   2,510         $   1,862          $     713
                                                                              ======================================================
------------------------------------------------------------------------------------------------------------------------------------

      The income tax provision differs from an amount computed at the Federal statutory rate as follows:

                                                                              ------------------------------------------------------
(in thousands)                                                                                  Year Ended March 31,
                                                                                      2001              2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Federal income tax provision at statutory rate (34%)                              $   2,046         $   1,485          $     441
Increases (decreases) resulting from:
   Non-deductible amortization of Goodwill                                              167               160                161
   State income taxes                                                                   262               222                 96
   Other                                                                                 35               (5)                 15
                                                                              ------------------------------------------------------
                                                                                  $   2,510         $   1,862          $     713
                                                                              ======================================================
------------------------------------------------------------------------------------------------------------------------------------

      The net deferred tax assets in the accompanying consolidated balance sheets include the following components:

                                                                                         -------------------------------------------
(in thousands)                                                                                      Year Ended March 31,
                                                                                                  2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Short-term investments                                                                     $     6               $     14
     Accounts receivable                                                                          1,062                  1,459
     Inventories                                                                                     80                     70
     Purchased in-process research and development                                                2,872                  3,130
     Intangible assets                                                                              173                    128
     Accrued compensation                                                                           275                    291
     Accrued liability for deferred compensation                                                    348                    348
     Other accrued  liabilities                                                                       4                     12
     Deferred revenue                                                                                79                    109
     State income taxes                                                                              77                    139
                                                                                         -------------------------------------------
                                                                                                $ 4,976                $ 5,700
                                                                                         ===========================================
Deferred tax liabilities:
     Inventories                                                                                $   (17)               $   (18)
     Equipment and improvements                                                                     (12)                   (12)
     Accumulated depreciation                                                                       (52)                   (57)
     Capitalized software                                                                          (369)                  (495)
     Deferred revenue                                                                                --                    (10)
                                                                                         -------------------------------------------
                                                                                                   (450)                  (592)
                                                                                         -------------------------------------------
                                                                                                $ 4,526                $ 5,108
------------------------------------------------------------------------------------------------------------------------------------

      The deferred tax assets and liabilities have been shown net in the accompanying balance sheets based on the long-term or short-term nature of the items which give rise to the deferred amount.

7. Employee Benefit Plans

      QSI and MicroMed each have a profit sharing and retirement plan (collectively, the "Retirement Plans") for the benefit of substantially all of their employees. Participating employees may defer up to 15% of their compensation per year. The Company's annual contribution is determined by the Company's Board of Directors and the Retirement Plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $77,000, $73,000 and $53,000 were made to the Retirement Plans for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

      During the fiscal year ended March 31, 1994, QSI initiated a deferred compensation plan (the "Deferral Plan") for the benefit of officers and key employees. Participating employees may defer all or a portion of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees. Each participating employee's deferred compensation and share of Company contributions has been invested in a life insurance policy which has death benefit and mutual fund features. Investment decisions are made by each participating employee from a family of mutual funds. The Company is the owner and beneficiary of the life insurance policies and has an obligation to pay the greater of the death benefit or the net cash surrender value upon each employee's death or termination. The net cash surrender value of the life insurance policies and the related Company obligation for deferred compensation was $967,000 and $1,021,000 at March 31, 2001 and 2000, respectively. The Company made contributions of $11,000, $10,000 and $8,000 to the Deferral Plan for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

8. Employee Stock Option Plans

      During fiscal 1990, the Company's shareholders approved a stock option plan (the "1989 Plan") under which 1,000,000 shares of Common Stock have been reserved for the issuance of options. The 1989 Plan provides that salaried officers, key employees and non-employee directors of the Company may, at the discretion of the Board of Directors, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the option grant date. Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1989 Plan terminated on June 30, 1999, however there remain 212,238 outstanding options under the 1989 plan which remain eligible for exercise until the expiration of their respective terms.

      In September 1998, the Company's shareholders approved a stock option plan (the "1998 Plan") under which 1,000,000 shares of Common Stock have been reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Company's Board of Directors at the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At March 31, 2001, 716,240 shares were available for future grant under the 1998 Plan.

      A summary of option transactions under the 1989 & 1998 Plans for the three years ended March 31, 2001 is as follows:

                                                                           ---------------------------------------------------------
(in thousands)                                                                                                Weighted Average
                                                                                 Number of Shares              Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding, March 31, 1998 (50,500 exercisable at a
   weighted average price of $3.45)                                                   219,532                          6.31
Granted (weighted average fair value of $2.05)                                         60,000                          7.26
Exercised                                                                             (33,000)                         1.50
Cancelled                                                                             (66,250)                         7.56
                                                                           ------------------------------
Outstanding, March 31, 1999 (53,821 exercisable at a
   weighted average price of $7.09)                                                   180,282                          7.04
Granted (weighted average fair value of $3.51)                                        220,250                          6.58
Exercised                                                                              (4,625)                         5.52
Cancelled                                                                             (23,048)                         6.86
                                                                           ------------------------------
Outstanding, March 31, 2000 (107,867 exercisable at a
   weighted average price of $7.11)                                                   372,859                       $  6.80
Granted (weighted average fair value of $2.57)                                        179,010                          7.97
Exercised                                                                             (22,512)                         6.73
Cancelled                                                                             (50,859)                         7.73
                                                                           ------------------------------
Outstanding, March 31, 2001 (143,429 exercisable at a
   weighted average price of $6.76)                                                   478,498                       $  7.16
                                                                           =========================================================
------------------------------------------------------------------------------------------------------------------------------------

      The outstanding stock options vest ratably over a four-year period commencing from the respective option grant dates. Stock options outstanding at March 31, 2001 are summarized as follows:

                            --------------------------------------------------------------------------------------------------------
                                                                Number
                                                            Outstanding at          Weighted Avg. Remaining      Weighted Average
(in thousands)              Range of Exercise Prices        March 31, 2001          Contractual Life (Yrs.)       Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Options Outstanding            $ 3.69 - $ 6.25                   89,750                       3.1                      $   6.04
                               $ 6.38 - $ 8.13                  358,248                       3.1                      $   7.26
                               $ 9.13 - $ 10.06                  30,500                       4.3                      $   9.37
                                                                -------
                                                                478,498                       3.2                      $   7.16
                                                                =======
------------------------------------------------------------------------------------------------------------------------------------

                                                          --------------------------------------------------------------------------
                                                                                              Number
                                                                                          Exercisable at         Weighted Average
(in thousands)                                            Range of Exercise Prices        March 31, 2000          Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Options Exercisable                                          $ 3.69 - $ 6.25                   24,750                 $   5.86
                                                             $ 6.38 - $ 8.13                  116,429                 $   6.90
                                                             $ 9.13 - $ 10.06                   2,250                 $  12.82
                                                                                              -------
                                                                                              143,429                 $   6.76
                                                                                              =======
------------------------------------------------------------------------------------------------------------------------------------

      The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option grants all of which had market value exercise prices at the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the disclosure of pro forma net income and pro forma net income per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

      The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life - twelve months following full vesting or approximately 60 months from the date of the grant; stock volatility - ranging from 50% to 60% in fiscal 2001 and 2000, and ranging from 44% to 81% in fiscal 1999, risk free interest rates - 5.0% in fiscal 2001, 6.0% in fiscal 2000, and 5.5% in fiscal 1999; and, no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $3,169,000 or $0.52 per share in fiscal 2001, $2,111,000 or $0.34 per share in fiscal 2000, and $410,000 or $.06 per share in fiscal 1999. These amounts are based on calculated values for option awards in fiscal 2001, 2000 and 1999 of $461,000, $775,000 and $123,000,
respectively.

9. Commitments and Contingencies

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

      On March 27, 2001, the court approved a notice of class certification to be mailed to shareholders who are potential class members. Between April 9, 2001 and May 9, 2001, class notice was mailed to potential class members.

      Merits-related discovery in the action had been stayed pending the appointment of class counsel. In March 2001, the plaintiffs requested that documents be produced informally. The defendants have produced documents informally for plaintiffs' review. The court has entered a stipulated protective order governing discovery in the action. Counsel for plaintiffs and defendants intend to meet to discuss the plaintiffs' review of the informal document production at or around the time that the parties appear in court for the next status conference on July 30, 2001.

      In Management's opinion the outcome of this case is uncertain, and therefore no accrual has been made to the financial statements.

      On May 14, 1997, a second purported class action entitled WENDY WOO v. QUALITY SYSTEMS, INC., ET AL. was filed in the same court, essentially repeating the allegations in the Caveny lawsuit and seeking identical relief. This action has for all purposes been consolidated with the Caveny action.

      On March 23, 1999, a purported class action and derivative complaint entitled IRVING ROSENZWEIG v. SHELDON RAZIN, ET AL. was filed in the Superior Court of the State of California for the County of Orange, in which Mr. Rosenzweig, on behalf of himself and all non-director shareholders, and derivatively on behalf of the Company, alleges that Sheldon Razin, John Bowers, William Bowers, Patrick Cline, Janet Razin and Gordon Setran (all of the foregoing individuals were directors of the Company) breached their fiduciary duties by allegedly entrenching themselves in their positions of control, failing to ensure that third party offers involving the Company were fully and fairly considered, and/or failing to conduct a reasonable inquiry to assure the maximization of shareholder value. The complaint sought declaratory and injunctive relief, an accounting of monetary damages allegedly suffered by plaintiff and the purported class, and attorneys' fees. Defendants demurred to each of the causes of action alleged in the complaint and the court sustained those demurrers with leave to amend in December 1999. Rather than file an amended complaint, plaintiff filed a motion for attorney's fees. Defendants, in turn, filed a motion to dismiss the action for failure to file an amended pleading within the time limit specified by the court.

      The parties agreed to a settlement of action and stipulated to a final judgment and order which was entered by the court on May 15, 2000, at which time the action was dismissed. The final judgment and order provided for a dismissal of the action with prejudice, releases given to each of the defendants, and payment of the nominal sum of $100,000 (paid by the Company's directors and officers liability insurance company) in full settlement of plaintiff's motion for attorney's fees.

      The settlement further expressly provided that it did not constitute an admission of any liability of defendants, which defendants continue to vigorously deny.

      The Company is a party to various other legal proceedings incidental to its business, none of which are considered by the Company to be material.

      Rental Commitments. The Company leases its facilities and offices under non-cancelable operating lease agreements expiring at various dates through February 2006. The Company has rental commitments under these agreements in fiscal 2002, 2003, 2004, 2005 and 2006 of $674,000, $203,000, $203,000, $189,000
and $173,000, respectively. Total rental expense for all operating leases was $914,000, $901,000 and $807,000 for the years ended March 31, 2001, 2000 and
1999, respectively.

10. Stock Repurchase Plan

      In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations. This authorization has been renewed annually and currently expires on June 7, 2001. As of March 31, 2001, the Company has repurchased 345,800 shares at a cash cost of $2,494,000. The Company's management could, in the exercise of its judgment, decide not to effect any additional repurchases, or to repurchase fewer shares than authorized.

11. Operating Segment Information

      The Company has prepared operating segment information in accordance with SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" to report components that are evaluated regularly by the Company's chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance.

      The Company's reportable operating segments include its MicroMed Division and the QSI Division.

      The accounting policies of the Company's operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies - except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs are not allocated to the individual segments by Management. The Company evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

      Operating segment data for the three years ended March 31, was as follows:

                                 ---------------------------------------------------------------------------------------------------
(in thousands)                                                                            Unallocated
                                     QSI Division           MicroMed Division          Corporate Expenses          Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Year Ended March 31, 2001
   Revenue                           $     17,225             $      22,711                        --              $      39,936
   Operating Income (Loss)           $      3,231             $       3,662                 $  (1,906)             $       4,987
   Assets                                      --                        --                        --              $      44,883

Year Ended March 31, 2000
   Revenue                           $     18,955             $      17,418                        --              $      36,373
   Operating Income (Loss)           $      3,230             $       2,346                 $  (1,969)             $       3,607
   Assets                                      --                        --                        --              $      44,136

Year Ended March 31, 1999
   Revenue                           $     19,396             $      14,420                        --              $      33,816
   Operating Income (Loss)           $      3,814             $      (1,339)                $  (1,591)             $         884
   Assets                                      --                        --                        --              $      40,218
------------------------------------------------------------------------------------------------------------------------------------

      In fiscal 2001 management adopted certain internal allocation conventions for use in the evaluating the performance of individual operating divisions on a go-forward basis. Although these conventions were not applied during the fiscal years 2000 and 1999, management has estimated the segment disclosures and related corporate costs for the respective periods.

12. Selected Quarterly Operating Results

      The following table presents quarterly unaudited consolidated financial information for the eight quarters in the period ended March 31, 2001. Such information is presented on the same basis as the annual information presented in other sections of this report. In management's opinion, this information reflects all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for these periods.

                              COMPARISON BY QUARTER

                                        --------------------------------------------------------------------------------------------
(in thousands)                                                           Quarter Ended (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                         6/30/99    9/30/99     12/31/99    3/31/00    6/30/00     9/30/00    12/31/00    3/31/01
                                        --------------------------------------------------------------------------------------------
Systems, upgrades and supplies sales     $  5,116   $  5,633    $  4,435    $  4,063   $  4,395    $  4,794   $  5,230    $  5,516
Maintenance and other                    $  3,986   $  4,076    $  4,373    $  4,691   $  4,867    $  4,869   $  5,103    $  5,162
                                        --------------------------------------------------------------------------------------------
                                         $  9,102   $  9,709    $  8,808    $  8,754   $  9,262    $  9,663   $ 10,333    $ 10,678
Costs of products and services           $  4,058   $  4,466    $  4,023    $  3,848   $  4,032    $  4,363   $  4,459    $  4,429
                                        --------------------------------------------------------------------------------------------
                                         $  5,044   $  5,243    $  4,785    $  4,906   $  5,230    $  5,300   $  5,874    $  6,249
Selling, General, & Administrative       $  3,040   $  3,138    $  3,166    $  3,301   $  3,365    $  3,244   $  3,451    $  3,525
Research & Development                   $    892   $    965    $    962    $    907   $  1,005    $    974   $  1,010    $  1,092
                                        --------------------------------------------------------------------------------------------
                                         $  1,112   $  1,140    $    657    $    698   $    860    $  1,082   $  1,413    $  1,632
Investment Income                        $    166   $    182    $    183    $    228   $    246    $    251   $    261    $    274
                                        --------------------------------------------------------------------------------------------
                                         $  1,278   $  1,322    $    840    $    926   $  1,106    $  1,333   $  1,674    $  1,906
Provision for Income Taxes               $    536   $    584    $    365    $    377   $    481    $    589   $    708    $    732
                                        --------------------------------------------------------------------------------------------
Net Income                               $    742   $    738    $    475    $    549   $    625    $    744   $    966    $  1,174
                                        --------------------------------------------------------------------------------------------
Net Income per share - Basic             $    .12   $    .12    $    .08    $    .09   $    .10    $    .12   $    .16    $    .20
Net Income per share - Diluted           $    .12   $    .12    $    .08    $    .09   $    .10    $    .12   $    .16    $    .19
Weighted Average Shares
  Outstanding - Basic                       6,215      6,215       6,208       6,199      6,209       6,209      6,119       5,983
Weighted Average Shares
  Outstanding - Diluted                     6,218      6,241       6,218       6,355      6,297       6,273      6,162       6,099
------------------------------------------------------------------------------------------------------------------------------------

                                   Schedule II
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)

                                                                 Additions
                                 Balance at      ---------------------------------------------
                                beginning of      Charged to costs and     Charged to other                           Balance at
           Description             period               expenses               accounts            Deductions        End of Period
------------------------------------------------------------------------------------------------------------------------------------
For the year ended:
March 31, 2001                    $   1,121           $     1,272              $   --              $   (1,058)       $    1,335
March 31, 2000                    $     754           $       529              $   --              $     (162)       $    1,121
March 31, 1999                    $     521           $       954              $   --              $     (721)       $      754
------------------------------------------------------------------------------------------------------------------------------------