Form 10-Q
period 2001-06-30
QUALITY SYSTEMS INC
filed 2001-08-14
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 5,994,503 shares of Common Stock, $.01 par value, as of July 31, 2001

================================================================================

                   PART I - CONSOLIDATED FINANICAL INFORMATION

Item 1. Financial Statements

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

----------------------------------------------------------------------------------------
                                                                    June 30,   March 31,
                                                                      2001       2001
ASSETS                                                             (Unaudited)
----------------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                                         $19,954     $18,471
   Short-term investments                                                263         258
   Accounts receivable, net                                           13,582      13,335
   Inventories, net                                                      855       1,030
   Deferred tax assets                                                 1,566       1,566
   Other current assets                                                  702         532
                                                                     -------------------
     Total current assets                                             36,922      35,192

Equipment and Improvements, net                                        1,704       1,819
Capitalized Software Costs, net                                        1,789       1,769
Deferred Tax Assets                                                    2,960       2,960
Goodwill, net                                                          1,840       1,840
Other Intangible Assets, net                                             105         152
Other Assets                                                           1,151       1,151
                                                                     -------------------
     Total assets                                                    $46,471     $44,883
                                                                     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                  $ 1,552     $ 1,829
   Deferred service revenue                                            6,187       5,595
   Other current liabilities                                           3,556       3,572
                                                                     -------------------
     Total liabilities                                                11,295      10,996
                                                                     -------------------

Commitments and Contingencies

Shareholders' Equity:
   Common Stock, $0.01 par value, 20,000 shares authorized,
     5,993 and 5,987 shares issued and outstanding, respectively          60          60
   Additional paid-in capital                                         33,811      33,780
   Retained earnings                                                   1,305          47
                                                                     -------------------
     Total shareholders' equity                                       35,176      33,887
                                                                     -------------------
     Total liabilities and shareholders' equity                      $46,471     $44,883
                                                                     ===================
----------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                     ---------------------------
                                                     Three Months Ended June 30,
                                                         2001          2000
--------------------------------------------------------------------------------
Net Revenues:
   Sales of computer systems, upgrades and supplies   $   5,594       $  4,395
   Maintenance and other services                         5,315          4,867
                                                      --------------------------
                                                         10,909          9,262

Cost of Products and Services                             4,734          4,032
                                                      --------------------------
Gross Profit                                              6,175          5,230
Selling, General and Administrative Expenses              3,245          3,365
Research and Development Costs                            1,107          1,005
                                                      --------------------------
Income from Operations                                    1,823            860

Investment Income                                           206            246
                                                      --------------------------
Income before Provision for Income Taxes                  2,029          1,106
Provision for Income Taxes                                  771            481
                                                      --------------------------
Net Income and Comprehensive Income                   $   1,258       $    625
                                                      ==========================
Net Income per Share, basic                           $    0.21       $   0.10
                                                      ==========================
Net Income per Share, diluted                         $    0.20       $   0.10
                                                      ==========================
--------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                             ----------------------------
                                                                              Three Months Ended June 30,
                                                                                   2001           2000
---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                      $  1,258      $    625
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                                                 532           578
       Gain on short-term investments and other                                       (5)           (3)
       Deferred income taxes                                                          --         1,405
         Changes in:
           Accounts receivable                                                      (247)         (262)
           Inventories                                                               175           (58)
           Other current assets                                                     (170)          (70)
           Other assets                                                               --           113
           Accounts payable                                                         (277)          (86)
           Deferred service revenue                                                  592          (151)
           Income taxes payable and taxes related to equity accounts                  (9)       (1,913)
           Other current liabilities                                                  (5)         (186)
                                                                                -------------------------
Net Cash Provided (Used) By Operating Activities                                   1,844            (8)
                                                                                -------------------------
Cash Flows used in Investing Activities:
   Net additions to equipment and improvements                                       (87)         (394)
   Additions to capitalized software costs                                          (305)         (274)
                                                                                -------------------------
Net Cash Used In Investing Activities                                               (392)         (668)
                                                                                -------------------------
Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                                            31            82
                                                                                -------------------------
Net Cash Provided by Financing Activities                                             31            82
                                                                                -------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                               1,483          (594)
Cash and Cash Equivalents, beginning of period                                    18,471        15,926
                                                                                -------------------------
Cash and Cash Equivalents, end of period                                        $ 19,954      $ 15,332
                                                                                =========================
---------------------------------------------------------------------------------------------------------

Supplemental Information - During the three months ended June 30, 2001 and 2000, the Company made income tax payments, net of refunds received, of $669 and $831, respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 2001. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. Certain amounts in the accompanying financial statements have been reclassified to conform with the June 30, 2001 presentation.

2. New Accounting Pronouncement

The Company adopted Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets" ("FASB 142") effective April 1, 2001. The new statement applies to the amortization of goodwill and other intangible assets. In accordance with FASB 142, the Company has ceased amortizing amounts related to goodwill starting April 1, 2001. The balance of goodwill is related to the Company's MicroMed Division. In accordance with FASB 142, the Company has compared the fair value of the MicroMed Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2001 was impaired. The fair value of the MicroMed Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

As of June 30, 2001, the Company had the following amounts related to goodwill and other intangible assets:

                                                               ----------------------------------
                                                               Gross Carrying       Accumulated
(amounts in thousands)                                             Amount           Amortization
-------------------------------------------------------------------------------------------------
Amortized intangible assets (Life)

Developed Technology (5 yrs)                                        $ 1,300             $(1,195)

Capitalized Software Development (3 yrs)                            $ 3,666             $(1,877)

Aggregate Amortization Expense Quarter Ended June 30, 2001          $   330
-------------------------------------------------------------------------------------------------

        -----------------------------------------------------------------
          For the year ended March 31,    Estimated Amortization Expense
                                                   (in thousands)
        -----------------------------------------------------------------
                      2002                            $   1,186
                      2003                            $     702
                      2004                            $     336
        -----------------------------------------------------------------

Reconciliation of reported net income adjusted for adoption of FASB 142:

                                         ---------------------------------------
(in thousands)                                     Quarter Ended June 30,
                                                   2001               2000
--------------------------------------------------------------------------------
Reported Net Income                             $  1,258            $    625

Addback:
Goodwill amortization                                               $    100
                                         ---------------------------------------
Adjusted Net Income                             $  1,258            $    725
                                         ---------------------------------------

Basic earnings per share:
Reported Net Income                             $   0.21            $   0.10
Goodwill amortization                                                    .02
                                         ---------------------------------------
Adjusted Net Income                             $   0.21            $   0.12
                                         ---------------------------------------

Diluted earnings per share:
Reported Net Income                             $   0.20            $   0.10
Goodwill amortization                                                    .02
                                         ---------------------------------------
Adjusted Net Income                             $   0.20            $   0.12
--------------------------------------------------------------------------------

3. Stock Repurchase Plan

In February 1997, the Company's Board of Directors authorized the repurchase on the open market of up to 10% of the shares of the Company's outstanding Common stock, subject to compliance with applicable laws and regulations. This stock repurchase authorization expired on June 7, 2001. During the three months ended June 30, 2001, the Company did not repurchase any of its shares. Since the inception of the repurchase authorization through expiration, 345,800 shares were repurchased at a cost to the Company of $2,494,000.

4. Income Taxes

The provision for income taxes for the three months ended June 30, 2001 and 2000 differ from the expected combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. and the effect of varying state income tax rates.

5. Net Income Per Share

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

                                                                      --------------------------------------
    (in thousands except per share amounts)                                   Three Months Ended June 30,
                                                                              2001                  2000
    --------------------------------------------------------------------------------------------------------
    Net income                                                             $   1,258             $     625
    Basic net income per common share:
      Weighted average of common shares outstanding                            5,989                 6,209
                                                                      --------------------------------------
    Basic net income per common share                                      $    0.21             $    0.10
                                                                      ======================================
    Diluted net income per share:
      Weighted average of common shares outstanding                            5,989                 6,209
         Effect of potentially dilutive securities (options)                     184                    88
                                                                      --------------------------------------
      Weighted average number of common and shares - Diluted                   6,173                 6,297
                                                                      --------------------------------------
    Diluted net income per common share                                    $    0.20             $    0.10
                                                                      ======================================
    --------------------------------------------------------------------------------------------------------

6. Operating Segment Information

The Company has prepared operating segment information in accordance with Statement of Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information"

("SFAS No. 131") to report components that are evaluated regularly by the Company's chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance.

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

      Operating segment data for the two quarters ended June 30, was as follows:

                                  ----------------------------------------------------------------------------
(in thousands)                                                              Unallocated
                                    QSI Division    MicroMed Division    Corporate Expenses   Consolidated
--------------------------------------------------------------------------------------------------------------
Quarter Ended June 30, 2001
  Revenue                             $    4,325       $     6,584                   --         $    10,909
  Operating Income (Loss)             $    1,177       $     1,050              $  (404)        $     1,823
  Assets                                      --                --                   --         $    46,471

Quarter Ended June 30, 2000
  Revenue                             $    4,188       $     5,074                   --         $     9,262
  Operating Income (Loss)             $      494       $       837              $  (471)        $       860
  Assets                                      --                --                   --         $    42,800
--------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q, including discussions of the Company's product development plans, business strategies and market factors influencing the Company's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within the Company's target marketplace and among the Company's competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals. Interested persons are urged to review the risks described below, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

      Company Overview

      Quality Systems, Inc. ("QSI") and its wholly-owned subsidiary, Clinitec International, Inc. ("Clinitec") d/b/a MicroMed Healthcare Information Systems, Inc. ("MicroMed") (collectively, the "Company"), develop and market healthcare information systems that automate medical and dental group practices, physician hospital organizations ("PHOs"), management service organizations ("MSOs"), ambulatory care centers, community health centers, and medical and dental schools. In response to the growing need for more comprehensive, cost-effective information solutions for physician and dental practices, the Company's systems enable clients to redesign office workflow processes, improve productivity, reduce information processing and administrative costs, and utilize electronic medical records to store and access patient information. The Company's proprietary software systems cover a number of important practice elements including but not limited to general patient information, electronic medical records, appointment scheduling, billing, insurance claims submission and processing, eligibility verification, managed care plan implementation, referral management, treatment outcome studies, treatment planning, drug formularies, dental charting, and letter generation. Several of the Company's software systems may be operated remotely using thin client connectivity or a standard web browser. In addition to providing fully integrated software solutions to its clients, the Company offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

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

      The Company's QSI Division develops and markets dental practice management and medical practice management software suites utilizing a UNIX(1) operating system. Its Clinical Product Suite ("CPS") utilizes a Windows NT(2) operating system and can be fully integrated with the Company's dental practice management applications. CPS incorporates a wide range of clinical tools including but not limited to periodontal charting and digital imaging of X-ray and inter-oral camera images as part of a complete electronic patient record. In addition, the QSI Division develops and markets the Company's QUIC product suite which incorporates a variety of products that enhance the connectivity between provider and payor, and provider and patient. The QSINet Application Services Provider ("ASP")/Internet product offering is also developed and marketed in this Division. QSINet enables providers to extend patient appointment scheduling, electronic bill payment, and other functions to patients via the Internet.

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

      Enhancements to these products continued during fiscal 2001 and into fiscal 2002.

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

      The Company's products are generally shipped as orders are received and accordingly, the Company has historically operated with minimal backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Further, the Company's systems can be relatively large and expensive and individual systems sales can represent a significant portion of the Company's revenues for a quarter such that the loss or deferral of even one such sale can have a significant adverse impact on the Company's quarterly profitability.

      Clients often defer systems purchases until the Company's quarter end, so quarterly results generally cannot be predicted and frequently are not known until the quarter has concluded.

      The Company's sales are dependent upon a client's initial decision to replace, or substantially modify its existing information system, and subsequently a decision as to which products and services to purchase. These are major decisions for healthcare providers, and accordingly, the sales cycle for the Company's systems can vary significantly and typically ranges from three to twelve months from initial contact to contract execution/shipment.

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

      Litigation. The Company faces one Federal securities action (see "Part II
- Other Information, Item 1. Litigation."). At this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with this action. However, the uncertainty associated with substantial unresolved litigation may have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for the Company or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

      There can be no assurance that such litigation will not result in liability in excess of the Company's insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

      Proprietary Technology. The Company is heavily dependent on the maintenance and protection of its intellectual property and relies largely on license agreements, confidentiality procedures, and employee nondisclosure agreements to protect its intellectual property. The Company's software is not patented and the Company believes that existing copyright laws offer only limited practical protection.

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

      The industry in which the Company operates is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company.

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

      The U.S. Congress has been working to finalize proposed legislation that would establish a new Federal standard for protection and use of health information. Any failure by the Company or by its personnel or partners to comply with any of these legal or other requirements may result in a material liability to the Company.

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

      In addition, the Company's software may be subject to regulation by the U.S. Food and Drug Administration (the "FDA") as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Results of Operations

      The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income.

                                                                        -----------------------------------
                                                                            Three Months Ended June 30,
                                                                              2001                2000
-----------------------------------------------------------------------------------------------------------
Net Revenues:
  Sales of computer systems, upgrades and supplies                             51.3%             47.5%
  Maintenance and other services                                               48.7              52.5
                                                                        -----------------------------------
                                                                              100.0             100.0

Cost of Products and Services                                                  43.4              43.5
                                                                        -----------------------------------
Gross Profit                                                                   56.6              56.5
Selling, General and Administrative Expenses                                   29.8              36.4
Research and Development Costs                                                 10.1              10.9
                                                                        -----------------------------------
Income from Operations                                                         16.7               9.2
Investment Income                                                               1.9               2.7
                                                                        -----------------------------------
Income before Provision for Income Taxes                                       18.6              11.9
Provision for Income Taxes                                                      7.1               5.2
                                                                        -----------------------------------
Net Income                                                                     11.5%              6.7%
                                                                        ===================================
-----------------------------------------------------------------------------------------------------------

      For the Three-Month Periods Ended June 30, 2001 and 2000

      The Company's net income for the three months ended June 30, 2001 was $1,258,000 or $0.21 per share on a basic and $.20 per share on a diluted basis, as compared to a net income of $625,000, or $0.10 per share on a basic and diluted basis, for the three months ended June 30, 2000.

      Net Revenues. Net revenues for the three months ended June 30, 2001 increased 18% to $10.9 million from $9.3 million for the three months ended June 30, 2000. Sales of computer systems, upgrades and supplies increased 27% to $5.6 million from $4.4 million while net revenues from maintenance and other services grew 9% to $5.3 million from $4.9 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of an increase in sales of the Company's NextGen EMR and EPM software licenses. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance and other service revenue together with an increase in revenues generated from the Company's electronic data interchange services.

      Cost of Products and Services. Cost of products and services for the three months ended June 30, 2001 rose 17% to $4.7 million from $4.0 million in the prior year quarter, while cost of products and services as a percentage of net revenues was relatively unchanged at 43.4% compared to 43.5% in the prior year quarter. The hard dollar increase in the cost of products and services was a result of the impact of higher sales volumes. The cost of products and services as a percentage of net revenues decreased slightly as a result of the impact of increased sales in the June 30, 2001 period together with a change in the relative mix of hardware content in such sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2001 decreased 3.6% to approximately $3.2 million as compared to $3.4 million for the three months ended June 30, 2000. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.8% from 36.4%. The decrease in the dollar amount of such expenses resulted primarily from a combination of the adoption of FASB 142 which reduced amortization expense in the June 20, 2001 quarter, a reduction in the comparable level of bad debt expense, and a decline in expenses related to trade shows. This was partially offset by expenses related to the expansion of the MicroMed sales staff during the quarter.

      Research and Development Costs. Research and development costs for the three months ended June 30, 2001 increased 10% to approximately $1.1 million compared to approximately $1.0 million in the three months ended June 30, 2000. The increase in research and development costs can be attributed primarily to increased investments in NextGen ERM and EPM enhancements. Research and development costs as a percentage of net revenues declined to 10.1% as compared to 10.9% for the respective periods as revenues grew faster than the increase in research and development expense.

      Investment Income. Investment income for the three months ended June 30, 2001 was down 16% at approximately $206,000 compared to $246,000 in the three months ended June 30, 2000. Investment income in the quarter ended June 30, 2001 declined primarily due to the effect of a drop in short term interest rates which occurred during the quarter. This was partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2001 was approximately $771,000 as compared to approximately $481,000 for the three months ended June 30, 2000. The provision for income taxes for the three months ended June 30, 2001 and 2000 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates.

      Liquidity and Capital Resources

      Cash and cash equivalents increased $1,483,000 during the three months ending June 30, 2001 primarily as a result of cash provided by operating activities. Cash and cash equivalents decreased approximately $594,000 during the three months ended June 30, 2000 primarily as a result of a reduction in income taxes payable along with investments in capitalized software and equipment.

      Net cash provided by operating activities for the three months ended June 30, 2001 was $1.8 million consisting primarily of the Company's $1,258,000 net income adjusted for the principal non-cash operating expenses of depreciation and amortization plus an increase in deferred revenue offset in part by a decrease in accounts payable and an increase in accounts receivable. Net cash used by operating activities for the three months ended June 30, 2000 was approximately $8,000 consisting primarily of the Company's $625,000 in net income adjusted for the principal non-cash operating expenses of depreciation and amortization less a decrease in deferred service revenue, an increase in accounts receivable, a decrease in accounts payable and a large decrease in income taxes payable.

      Net cash used in investing activities for the three months ended June 30, 2001 was $392,000 consisting of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the three months ended June 30, 2000 was $668,000 consisting principally of additions to equipment and improvements and capitalized software.

      Net cash provided by financing activities for the three months ended June 30, 2001 and 2000 was $31,000 and $82,000, respectively, generated by the exercise of stock options.

      At June 30, 2001, the Company had cash and cash equivalents of $20.0 million and short-term investments of $263,000. Except for the Company's intention to expend funds for the development of complementary products to its existing product line and alternative versions of certain of its products for the client-server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 2002 will be comparable to fiscal 2001.

      The Company believes that its cash and cash equivalents and short-term investments on hand at June 30, 2001, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

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

                           PART II - OTHER INFORMATION

Item 1. Litigation.

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

      Merits-related discovery in the action had been stayed pending the appointment of class counsel. In March 2001, the plaintiffs requested that documents be produced informally. The defendants have produced documents informally for plaintiffs' review. The court has entered a stipulated protective order governing discovery in the action. Counsel for plaintiffs and defendants intend to meet to discuss the plaintiffs' review of the informal document production at or around the time that the parties appear in court for the next status conference on September 10, 2001.

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

      Item 2. Changes in Securities and Use of Proceeds.

None.

      Item 3. Defaults Upon Senior Securities.

None.

      Item 4. Submissions of Matters to a Vote of Securities Holders.

None.

     Item 5.      Other Information.
None.

     Item 6.      Exhibits and Reports on Form 8-K.

Exhibits:

None.

Reports on Form 8-K:

On June 12, 2001 the Company filed a current report on Form 8-K dated July 5, 2001 reporting a change in the Company's certifying accountant.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           QUALITY SYSTEMS, INC.


Date: August 9, 2001                  By: /s/ LOUIS SILVERMAN
                                         ---------------------------------------
                                              Louis Silverman
                                              Chief Executive Officer


Date: August 9, 2001                  By: /s/ PAUL HOLT
                                         ---------------------------------------
                                              Paul Holt
                                              Chief Financial Officer;
                                              Principal Accounting Officer