Form 10-Q
period 2001-09-30
QUALITY SYSTEMS INC
filed 2001-11-13
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,019,648 shares of Common Stock, $.01 par value, as of November 8, 2001

================================================================================

                              QUALITY SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                       SIX MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of September 30, 2001
         (unaudited) and March 30, 2001                                        2

         Unaudited Condensed Consolidated Statements of Income for the Three
         and Six Months Ended September 30, 2001 and 2000                      3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 2001 and 2000                          4

         Notes to Condensed Consolidated Financial Statements                  5

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS  OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                   7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                          16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    16

ITEM 2.  CHANGES IN SECURITIES                                                17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                              17

ITEM 5.  OTHER INFORMATION                                                    17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     18

SIGNATURE                                                                     18

                   PART I - CONSOLIDATED FINANICAL INFORMATION

Item 1.  Financial Statements

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                September 30,   March 31,
                                                                    2001          2001
ASSETS                                                           (Unaudited)
                                                                -------------   ---------
Current Assets:
   Cash and cash equivalents                                       $21,177       $18,471
   Short-term investments                                              258           258
   Accounts receivable, net                                         13,951        13,335
   Inventories, net                                                    926         1,030
   Deferred tax assets                                               1,566         1,566
   Other current assets                                                740           532
                                                                   -------       -------
     Total current assets                                           38,618        35,192

Equipment and Improvements, net                                      1,570         1,819
Capitalized Software Costs, net                                      1,892         1,769
Deferred Tax Assets                                                  2,960         2,960
Goodwill, net                                                        1,840         1,840
Other Intangible Assets, net                                            75           152
Other Assets                                                         1,269         1,151
                                                                   -------       -------
     Total assets                                                  $48,224       $44,883
                                                                   =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                $ 1,698       $ 1,829
   Deferred service revenue                                          6,127         5,595
   Other current liabilities                                         3,917         3,572
                                                                   -------       -------
         Total liabilities                                          11,742        10,996
                                                                   -------       -------

Commitments and Contingencies

Shareholders' Equity:
   Common Stock, $0.01 par value, 20,000 shares authorized,
     6,017 and 5,987 shares issued and outstanding, respectively        60            60
   Additional paid-in capital                                       33,984        33,780
   Retained earnings                                                 2,438            47
                                                                   -------       -------
     Total shareholders' equity                                     36,482        33,887
                                                                   -------       -------
     Total liabilities and shareholders' equity                    $48,224       $44,883
                                                                   =======       =======

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                              Three Months Ended     Six Months Ended
                                                September 30,          September 30,
                                              ------------------    ------------------
                                                2001       2000       2001       2000
                                              -------    -------    -------    -------
Net Revenues:
   Sales of computer systems, upgrades and
   supplies                                   $ 5,110    $ 4,794    $10,704    $ 9,189
   Maintenance and other services               5,387      4,869     10,702      9,736
                                              -------    -------    -------    -------
                                               10,497      9,663     21,406     18,925

Cost of Products and Services                   4,547      4,363      9,281      8,395
                                              -------    -------    -------    -------
Gross Profit                                    5,950      5,300     12,125     10,530

Selling, General and Administrative
Expenses                                        3,294      3,244      6,539      6,609
Research and Development Costs                  1,000        974      2,107      1,979
                                              -------    -------    -------    -------
Income from Operations                          1,656      1,082      3,479      1,942

Investment Income                                 190        251        396        497
                                              -------    -------    -------    -------
Income before Provision for Income Taxes        1,846      1,333      3,875      2,439
Provision for Income Taxes                        714        589      1,485      1,070
                                              -------    -------    -------    -------
Net Income                                    $ 1,132    $   744    $ 2,390    $ 1,369
                                              =======    =======    =======    =======
Net Income per Share, basic                   $  0.19    $  0.12    $  0.40    $  0.22
                                              =======    =======    =======    =======
Net Income per Share, diluted                 $  0.18    $  0.12    $  0.39    $  0.22
                                              =======    =======    =======    =======

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended September 30,
                                                                    ------------------------------
                                                                          2001         2000
                                                                        --------     --------
Cash Flows from Operating Activities:
Net Income                                                              $  2,390     $  1,369
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                                       1,039        1,342
       Gain on short-term investments and other                               --           (5)
       Deferred income taxes                                                  --        1,364
         Changes in:
           Accounts receivable                                              (616)      (1,397)
           Inventories                                                       104           43
           Other current assets                                             (208)         (84)
           Other assets                                                     (118)          (6)
           Accounts payable                                                 (131)         371
           Deferred service revenue                                          532           21
           Income taxes payable and taxes related to equity accounts         (71)      (1,287)
           Other current liabilities                                         417           42
                                                                        --------     --------
Net Cash Provided By Operating Activities                                  3,338        1,773
                                                                        --------     --------
Cash Flows used in Investing Activities:
   Net additions to equipment and improvements                              (147)        (572)
   Additions to capitalized software costs                                  (689)        (559)
    Change in Other Assets                                                    --          (13)
                                                                        --------     --------
Net Cash Used In Investing Activities                                       (836)      (1,144)
                                                                        --------     --------
Cash Flows from Financing Activities:
   Purchases of Common Stock                                                  --          (35)
   Proceeds from exercise of stock options                                   204           85
                                                                        --------     --------
Net Cash Provided by Financing Activities                                    204           50
                                                                        --------     --------
Net Increase in Cash and Cash Equivalents                                  2,706          679

Cash and Cash Equivalents, beginning of period                            18,471       15,926
                                                                        --------     --------
Cash and Cash Equivalents, end of period                                $ 21,177     $ 16,605
                                                                        ========     ========

Supplemental Information - During the six months ended September 30, 2001 and 2000, the Company made income tax payments, net of refunds received, of $1,444,000 and $831,000 respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 2001. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. Certain amounts in the accompanying financial statements have been reclassified to conform with the September 30, 2001 presentation.

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

As of September 30, 2001, the Company had the following amounts related to intangible assets with determinable lives. Under FASB 142, these intangible assets will continue to be amortized over their assumed lives as seen below:

(amounts in thousands)                                                  Gross Carrying   Accumulated
                                                                            Amount       Amortization
                                                                        --------------   -----------
Amortized intangible assets (Life)
Developed Technology (5 yrs)                                                $1,300          $(1,225)
Capitalized Software Development (3 yrs)                                    $4,050          $(2,158)
Aggregate Amortization Expense Six Months Ended September 30, 2001          $  641

The following table represents the total estimated amortization of intangible assets beginning with fiscal year ending March 31, 2002:

                                            Estimated Amortization Expense
For the year ending March 31,                     (in thousands)
-----------------------------               ------------------------------
         2002                                       $1,264
         2003                                       $  811
         2004                                       $  444
         2005                                       $   89

Reconciliation of reported net income adjusted for adoption of FASB 142:

(in thousands except per share amounts)

                                    Three Months Ended        Six Months Ended
                                      September 30,             September 30,
                                  ----------------------    ----------------------
                                     2001        2000         2001          2000
                                  ---------    ---------    ---------    ---------
Reported Net Income               $   1,132    $     744    $   2,390    $   1,369

Addback:
Goodwill amortization                          $     100                 $     200
                                  ---------    ---------    ---------    ---------
Adjusted Net Income               $   1,132    $     844    $   2,390    $   1,569
                                  ---------    ---------    ---------    ---------
Basic earnings per share:
Reported Net Income               $    0.19    $    0.12    $    0.40    $     .22
Goodwill amortization                                .02                       .03
                                  ---------    ---------    ---------    ---------
Adjusted Net Income               $    0.19    $    0.14    $    0.40    $    0.25
                                  ---------    ---------    ---------    ---------
Diluted earnings per share:
Reported Net Income               $    0.18    $    0.12    $    0.39    $    0.22
Goodwill amortization                                .01                       .03
                                  ---------    ---------    ---------    ---------
Adjusted Net Income               $    0.18    $    0.13    $    0.39    $    0.25
                                  ---------    ---------    ---------    ---------

3.    Stock Repurchase Plan

In October 2001, the Company's Board of Directors authorized the repurchase on the open market of up to 5% of the shares of the Company's outstanding Common stock, subject to compliance with applicable laws and regulations. Purchases are entirely at the discretion of the company's management. This authorization expires on the date of the Fiscal 2003 annual shareholders meeting .

4.    Income Taxes

The provision for income taxes for the three and six month periods ended September 30, 2001 and 2000 differ from the expected combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. and the effect of varying state income tax rates.

5.    Net Income Per Share

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

(in thousands except per share amounts)
                                                  Three Months Ended     Six Months Ended
                                                     September 30,          September 30,
                                                  ------------------     ----------------
                                                    2001        2000      2001      2000
                                                   ------      ------    ------    ------
Net income                                         $1,132      $  744    $2,390    $1,369
Basic net income per common share:
  Weighted average of common shares outstanding     5,997       6,209     5,997     6,209
                                                   ------      ------    ------    ------
Basic net income per common share                  $ 0.19      $ 0.12    $ 0.40    $ 0.22
                                                   ======      ======    ======    ======
Diluted net income per share:
  Weighted average of common shares outstanding     5,997       6,209     5,997     6,209
     Effect of potentially dilutive securities
     (options)                                        207          64       192        77
                                                   ------      ------    ------    ------
  Weighted average number of common and
     shares - Diluted                               6,204       6,273     6,189     6,286
                                                   ------      ------    ------    ------
Diluted net income per common share                $ 0.18      $ 0.12    $ 0.39    $ 0.22
                                                   ======      ======    ======    ======

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

      Operating segment data for the six months ended September 30, was as follows:

(in thousands)
                                                     MicroMed     Unallocated
                                     QSI Division    Division  Corporate Expenses   Consolidated
                                     ------------    --------  ------------------   ------------
Six Months Ended September 30, 2001
  Revenue                               $8,545        $12,861           --             $21,406
  Operating Income (Loss)               $2,489        $ 1,926      $  (936)            $ 3,479
  Assets                                    --             --           --             $48,224

Six Months Ended September 30, 2000
  Revenue                               $8,728        $10,197           --             $18,925
  Operating Income (Loss)               $1,474        $ 1,476      $(1,008)            $ 1,942
  Assets                                    --             --           --             $44,702

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

      Enhancements to these products has continued into fiscal 2002.

      Risk Factors

      Competition. The markets for healthcare information systems are intensely competitive, and the Company faces significant competition from a number of different sources. Several of the Company's competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than the Company.

      The Company competes in all of its markets with other major healthcare related companies, information management companies, systems integrators, and other software developers. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, may

----------
1 UNIX is a registered trademark of AT&T Corporation.
2 Microsoft Windows, Windows NT, Windows 95, Windows 98, and Windows 2000 are registered trademarks of Microsoft Corporation.
3 NextGen is a registered trademark of Clinitec International, Inc.
4 NextMD.com is a trademark of Clinitec International, Inc.

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

                                                   Three Months Ended     Six Months Ended
                                                      September 30,        September 30,
                                                   ------------------     ----------------
                                                    2001       2000       2001       2000
                                                   ------     ------     ------     ------
  Net Revenues:
   Sales of computer systems, upgrades and
     supplies                                        48.7%      49.6%      50.0%      48.6%
   Maintenance and other services                    51.3       50.4       50.0       51.4
                                                   ------     ------     ------     ------
                                                    100.0      100.0      100.0      100.0
   Cost of Products and Services                     43.3       45.2       43.4       44.4
                                                   ------     ------     ------     ------
   Gross Profit                                      56.7       54.8       56.6       55.6
   Selling, General and Administrative Expenses      31.4       33.6       30.5       34.9
   Research and Development Costs                     9.5       10.1        9.8       10.5
                                                   ------     ------     ------     ------
   Income from Operations                            15.8       11.1       16.3       10.2
   Investment Income                                  1.8        2.6        1.8        2.6
                                                   ------     ------     ------     ------
   Income before Provision for Income
     Taxes                                           17.6       13.7       18.1       12.8
   Provision for Income Taxes                         6.8        6.1        6.9        5.7
                                                   ------     ------     ------     ------
   Net Income                                        10.8%       7.6%      11.2%       7.1%
                                                   ======     ======     ======     ======

      For the Three-Month Periods Ended September 30, 2001 and 2000

      The Company's net income for the three months ended September 30, 2001 was $1,132,000 or $0.19 per share on a basic and $.18 per share on a diluted basis, as compared to a net income of $744,000, or $0.12 per share on a basic and diluted basis, for the three months ended September 30, 2000.

      Net Revenues. Net revenues for the three months ended September 30, 2001 increased 9% to $10.5 million from $9.7 million for the three months ended September 30, 2000. Sales of computer systems, upgrades and supplies increased 7% to $5.1 million from $4.8 million while net revenues from maintenance and other services grew 11% to $5.4 million from $4.9 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of an increase in sales of the Company's NextGen EMR and EPM software licenses. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance and other service revenue together with an increase in revenues generated from the Company's electronic data interchange services.

      Cost of Products and Services. Cost of products and services for the three months ended June 30, 2001 rose 4% to $4.7 million from $4.4 million in the prior year quarter, while cost of products and services as a percentage of net revenues to 43.3% compared to 45.2% in the prior year quarter. The dollar increase in the cost of products and services was a result of the impact of higher sales volumes. The cost of products and services as a percentage of net revenues decreased as a result of the impact of increased sales in the September 30, 2001 period together with a change in the relative mix of hardware content in such sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended 30, 2001 increased slightly by 1.5% to approximately $3.3 million as compared to $3.2 million for the three months ended September 30, 2000. Selling, general and administrative expenses as a percentage of net revenues decreased to 31.6% from 33.6%. The increase in the dollar amount of such expenses resulted primarily from a combination of a higher level of commissions from the higher sales volumes as well as expenses related to the expansion of the MicroMed sales and marketing staff during the quarter offset by the adoption of FASB 142, which reduced amortization expenses in the September 320, 2001 quarter, and reductions in staffing levels in the QSI division.

      Research and Development Costs. Research and development costs for the three months ended September 30, 2001 increased 2.7% to $1.0 million compared to $974,000 in the three months ended September 30, 2000. The increase in research and development costs can be attributed primarily to increased investments in NextGen EMR and EPM enhancements. Research and development costs as a percentage of net revenues declined to 9.5% as compared to 10.1% for the respective periods as revenues grew faster than the increase in research and development expense.

      Investment Income. Investment income for the three months ended September 30, 2001 was down 24% at approximately $190,000 compared to $251,000 in the three months ended September 30, 2000. Investment income in the quarter ended September 30, 2001 declined primarily due to the effect of a drop in short term interest rates which occurred during the quarter. This was partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2001 was approximately $714,000 as compared to approximately $589,000 for the three months ended September 30, 2000. The provision for income taxes for the three months ended September 30, 2001 and 2000 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates. The adoption of FASB 142 eliminated certain non-deductible amortization expenses during the September quarter resulting in a decline in the Company's effective tax rate to 38.8% in the September 30, 2001 quarter compared to 44.2% in the September 30, 2000 quarter.

      For the Six-Month Periods Ended September 30, 2001 and 2000

      The Company's net income for the six months ended September 30, 2001 was $2.4 million, or $0.40 per share on a basic and $.39 per share on a diluted basis, as compared to $1.4 million, or $0.22 per share on a basic and diluted basis for the six months ended September 30, 2000.

      Net Revenues Net revenues for the six months ended September 30, 2001 increased 13.1% to $21.4 million from $18.9 million for the six months ended September 30, 2000. Sales of computer systems, upgrades and supplies increased 16.5% to $10.7 million from $9.2 million while net revenues from maintenance and other services grew 9.9% to $10.7 million from $9.7 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of increases in the sales of the NextGen EPM and NextGen EMR systems. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's growing client base from which to generate maintenance and other services revenue together with an increase in revenues generated by the Company's electronic data interchange services.

      Cost of Products and Services. Cost of products and services for the six months ended September 30, 2001 increased 10.6% to $9.3 million from $8.4 million for the six months ended September 30, 2000 while cost of products and services as a percentage of net revenues decreased to 43.4% from 44.4% during the comparable periods. The cost of products and services as a percentage of net revenues decreased primarily as a result of the impact of a change in the relative mix of hardware content of systems sales.

      Selling, General and Administrative Expenses Selling, general and administrative expenses for the six months ended September 30, 2001 decreased 1.1% to $6.5 million as compared to $6.6 million for the six months ended September 30, 2000. Selling, general and administrative expenses as a percentage of net revenues decreased to 30.5% from 34.9%. The decrease in the amount of such expenses resulted primarily from the adoption of FASB 142, which reduced amortization expenses, and a reduction in comparative bad debt expense offset by additions to sales personnel and higher commission expenses.

      Research and Development Costs Research and development costs for the six months ended September 30, 2001 and 2000 were $2.1 million and 2.0 million respectively. Research and development costs as a percentage of net revenues decreased to 9.8% from 10.5% due to the fact that revenues increased more quickly than R&D expense in the respective periods.

      Investment Income. Investment income for the six months ended September 30, 2001 was down 20% at approximately $396,000 compared to $497,000 in the six months ended September 30, 2000. Investment income in the six months ended September 30, 2001 declined primarily due to the effect of a drop in short term interest rates which occurred during the period. This was partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2001 was approximately $1,485,000 as compared to approximately $1,070,000 for the six months ended September 30, 2000. The provision for income taxes for the three months ended September 30, 2001 and 2000 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates. The adoption of FASB 142 eliminated certain non-deductible amortization expenses during the six months ended September 2001 resulting in a decline in the Company's effective tax rate to 38.3% in the September 30, 2001 period compared to 43.9% in the September 30, 2000 period.

      Liquidity and Capital Resources

      Cash and cash equivalents increased $2,706,000 during the six months ending September 30, 2001 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $679,000 during the months ended September 30, 2000 primarily as a result of operations, offset by increases in accounts receivable.

      Net cash provided by operating activities for the six months ended September 30, 2001 was $3.3 million consisting primarily of the Company's $2.4 million in net income adjusted for the principal non-cash operating expenses of depreciation and amortization plus an increase in deferred revenue and other current liabilities offset in part by an increase in other current assets and an increase in accounts receivable. Net cash provided by operating activities for the six months ended September 30, 2000 was approximately $1.8 million consisting primarily of the Company's $1.4 in net income adjusted for the principal non-cash operating expenses of depreciation and amortization plus a large decrease in deferred income taxes less, an increase in accounts receivable and a large decrease in income taxes payable.

      Net cash used in investing activities for the six months ended September 30, 2001 was $836,000 consisting of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the six months ended September 30, 2000 was $1,144,000 consisting principally of additions to equipment and improvements and capitalized software.

      Net cash provided by financing activities for the six months ended September 30, 2001 and 2000 was $204,000 and $50,000, respectively, generated primarily by the exercise of stock options.

      At September 30, 2001, the Company had cash and cash equivalents of $21.2 million and short-term investments of $258,000. Except for the Company's intention to expend funds for the development of complementary products to its existing product line and alternative versions of certain of its products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 2002 will be comparable to fiscal 2001.

      The Company believes that its cash and cash equivalents and short-term investments on hand at September 30, 2001, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

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

      Merits-related discovery in the action had been stayed pending the appointment of class counsel. In March 2001, the plaintiffs requested that documents be produced informally. Following the appointment of class counsel, plaintiffs have propounded two rounds of informal requests for the production of documents. Defendants have produced two rounds of documents informally for plaintiffs' review. The parties are scheduled to appear in court for the next status conference on December 17, 2001.

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

None.

      Item 3. Defaults Upon Senior Securities.

None.

      Item 4. Submissions of Matters to a Vote of Securities Holders.

On August 30, 2001, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Sheldon Razin (with 5,189,171 affirmative votes and 679,468 votes withheld), Ahmed Hussein (with 5,199,921 affirmative votes and 668,718 votes withheld), Mohammed-Tawfick El-Bardai (with 5,699,901 affirmative votes and 168,738 votes withheld), Dale Hanson (with 5,862,191 affirmative votes and 6,448 votes withheld), Frank Meyer (with 5,862,191 affirmative votes and 6,448 votes withheld), William Small (with 5,862,191 affirmative votes and 6,448 votes withheld), and Emad Zikry (with 5,853,291 affirmative votes and 15,348 votes withheld)

The shareholders also ratified the appointment of Grant Thornton LLP as the independent public accountants for the Company for the fiscal year ending March 31, 2002 (with 4,331,932 affirmative votes, 1,535,947 against, and 760 abstaining.)

      Item 5. Other Information.

None.

      Item 6. Exhibits and Reports on Form 8-K.

Exhibits:
---------

None.

Reports on Form 8-K:
--------------------

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUALITY SYSTEMS, INC.


Date: November 9, 2001                  By: /s/ LOUIS SILVERMAN
                                           -------------------------------------
                                            Louis Silverman
                                            Chief Executive Officer


Date: November 9, 2001                  By: /s/ PAUL HOLT
                                           -------------------------------------
                                            Paul Holt
                                            Chief Financial Officer; Principal
                                            Accounting Officer