Form 10-Q
period 2001-12-31
QUALITY SYSTEMS INC
filed 2002-02-14
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2001, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,058,310 shares of Common Stock, $.01 par value, as of February 5, 2002

================================================================================

                              QUALITY SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                       NINE MONTHS ENDED DECEMBER 31, 2001

                            TABLE OF CONTENTS                               PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of December 31, 2001
         (unaudited) and March 30, 2001                                        2

         Unaudited Condensed Consolidated Statements of Income for the Three
         and Nine Months Ended December 31, 2001 and 2000                      3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 2001 and 2000                          4

         Notes to Condensed Consolidated Financial Statements                  5

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS  OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                   7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                          16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                     17

ITEM 5.  OTHER INFORMATION                                                    18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     18

SIGNATURE                                                                     18

                   PART I - CONSOLIDATED FINANICAL INFORMATION

Item 1. Financial Statements

                             QUALITY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

------------------------------------------------------------------------------------------
                                                                    December 31,
                                                                        2001     March 31,
ASSETS                                                              (Unaudited)    2001
------------------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                                          $23,397      $18,471
   Short-term investments                                                 275          258
   Accounts receivable, net                                            12,868       13,335
   Inventories, net                                                       772        1,030
   Deferred tax assets                                                  1,566        1,566
   Other current assets                                                   849          532
                                                                    ----------------------
     Total current assets                                              39,727       35,192

Equipment and Improvements, net                                         1,550        1,819
Capitalized Software Costs, net                                         1,972        1,769
Deferred Tax Assets                                                     2,960        2,960
Goodwill, net                                                           1,840        1,840
Other Intangible Assets, net                                               45          152
Other Assets                                                            1,151        1,151
                                                                    ----------------------
     Total assets                                                     $49,245      $44,883
                                                                    ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                   $ 1,178      $ 1,829
   Deferred service revenue                                             6,119        5,595
   Other current liabilities                                            3,925        3,572
                                                                    ----------------------
     Total liabilities                                                 11,222       10,996
                                                                    ----------------------

Commitments and Contingencies

Shareholders' Equity:
   Common Stock, $0.01 par value, 20,000 shares authorized,
     6,041 and 5,987 shares issued and outstanding, respectively           60           60
   Additional paid-in capital                                          34,141       33,780
   Retained earnings                                                    3,822           47
                                                                    ----------------------
     Total shareholders' equity                                        38,023       33,887
                                                                    ----------------------
     Total liabilities and shareholders' equity                       $49,245      $44,883
--------------------------------------------------------------------======================

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                           --------------------------------------------------------------------
                                                           Three Months Ended December 31,       Nine Months Ended December 31,
                                                           --------------------------------------------------------------------
                                                               2001                2000              2001                2000
-------------------------------------------------------------------------------------------------------------------------------
Net Revenues:
   Sales of computer systems, upgrades and supplies          $  5,458            $  5,230          $ 16,162            $ 14,419
   Maintenance and other services                               5,585               5,103            16,287              14,839
                                                             ------------------------------------------------------------------
                                                               11,043              10,333            32,449              29,258
Cost of Products and Services                                   4,900               4,459            14,181              12,854
                                                             ------------------------------------------------------------------
Gross Profit                                                    6,143               5,874            18,268              16,404

Selling, General and Administrative
Expenses                                                        3,017               3,451             9,556              10,060
Research and Development Costs                                  1,057               1,010             3,164               2,989
                                                             ------------------------------------------------------------------
Income from Operations                                          2,069               1,413             5,548               3,355

Investment Income                                                 147                 261               543                 758
                                                             ------------------------------------------------------------------
Income before Provision for Income Taxes                        2,216               1,674             6,091               4,113
Provision for Income Taxes                                        833                 708             2,316               1,778
                                                             ------------------------------------------------------------------
Net Income                                                   $  1,383            $    966          $  3,775            $  2,335
                                                             ==================================================================
Net Income per Share, basic                                  $   0.23            $   0.16          $   0.63            $   0.38
                                                             ==================================================================
Net Income per Share, diluted                                $   0.22            $   0.16          $   0.61            $   0.37
-------------------------------------------------------------==================================================================

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                  Nine Months Ended December 31,
                                                                                     2001                 2000
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                         $  3,775             $  2,335
   Adjustments to reconcile net income to net
cash provided by operating activities:
       Depreciation and amortization                                                  1,556                2,037
       Gain on short-term investments and other                                         (17)                 (11)
       Deferred income taxes                                                             --                  406
         Changes in:
           Accounts receivable                                                          467               (2,228)
           Inventories                                                                  258                  111
           Other current assets                                                        (317)                  (9)
           Other assets                                                                  --                  (19)
           Accounts payable                                                            (651)                 637
           Deferred service revenue                                                     524                   91
           Income taxes payable and taxes related to equity accounts                     60                  146
           Other current liabilities                                                    293                 (536)
                                                                                   -----------------------------
Net Cash Provided By Operating Activities                                             5,948                2,960
                                                                                   -----------------------------

Cash Flows used in Investing Activities:
   Net additions to equipment and improvements                                         (327)                (643)
   Additions to capitalized software costs                                           (1,056)                (821)
     Change in Other Assets                                                              --                  (13)
                                                                                   -----------------------------
Net Cash Used In Investing Activities                                                (1,383)              (1,477)
                                                                                   -----------------------------

Cash Flows from Financing Activities:
   Purchases of Common Stock                                                             --               (1,838)
   Proceeds from exercise of stock options                                              361                   87
                                                                                   -----------------------------
Net Cash Provided by Financing Activities                                               361               (1,751)
                                                                                   -----------------------------

Net Increase(Decrease) in Cash and Cash Equivalents                                   4,926                 (268)

Cash and Cash Equivalents, beginning of period                                       18,471               15,926
                                                                                   -----------------------------
Cash and Cash Equivalents, end of period                                           $ 23,397             $ 15,658
--------------------------------------------------------------------------------================================

Supplemental Information - During the nine months ended December 31, 2001 and 2000, the Company made income tax payments, net of refunds received, of $2,028,000 and $1,056,000 respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 2001 AND 2000 (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 2001. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. Certain amounts in the accompanying financial statements have been reclassified to conform with the December 31, 2001 presentation.

2. New Accounting Pronouncement

The Company adopted Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets" ("FASB 142") effective April 1, 2001. The new statement applies to the amortization of goodwill and other intangible assets. In accordance with FASB 142, the Company has ceased amortizing amounts related to goodwill starting April 1, 2001. The balance of goodwill is related to the Company's NextGen Division. In accordance with FASB 142, the Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2001 was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

As of December 31, 2001, the Company had the following amounts related to intangible assets with determinable lives. Under FASB 142, these intangible assets will continue to be amortized over their assumed lives as seen below:

                                                                     --------------------------------
(amounts in thousands)                                                Gross Carrying    Accumulated
                                                                          Amount        Amortization
-----------------------------------------------------------------------------------------------------
Amortized intangible assets (Life)

Developed Technology (5 yrs)                                              $ 1,300          $(1,255)

Capitalized Software Development (3 yrs)                                  $ 4,417          $(2,445)

Aggregate Amortization Expense Nine Months Ended December 31, 2001        $   960
-----------------------------------------------------------------------------------------------------

The following table represents the total estimated amortization of intangible assets beginning with fiscal year ending March 31, 2002:

       ------------------------------------------------------------------
                                          Estimated Amortization Expense
        For the year ending March 31,            (in thousands)
       ------------------------------------------------------------------
                     2002                         $   1,295
                     2003                         $     933
                     2004                         $     566
                     2005                         $     183
       ------------------------------------------------------------------

Reconciliation of reported net income adjusted for adoption of FASB 142:

                                                 -----------------------------------------------------------
  (in thousands except per share amounts)              Three Months Ended             Nine Months Ended
                                                         December 31,                     December 31,
                                                 -----------------------------------------------------------
                                                          2001           2000         2001            2000
------------------------------------------------------------------------------------------------------------
Reported Net Income                                     $ 1,383        $   966      $  3,775        $  2,335

Addback:
Goodwill amortization                                                  $   100                      $    300
                                                 -----------------------------------------------------------
Adjusted Net Income                                     $ 1,383        $ 1,066      $  3,775        $  2,635
                                                 -----------------------------------------------------------

Basic earnings per share:
Reported Net Income                                     $  0.23        $  0.16      $   0.63        $    .38
Goodwill amortization                                                      .01                           .05
                                                 -----------------------------------------------------------
Adjusted Net Income                                     $  0.23        $  0.17      $   0.63        $   0.43
                                                 -----------------------------------------------------------

Diluted earnings per share:
Reported Net Income                                     $  0.22        $  0.16      $   0.61        $   0.37
Goodwill amortization                                                      .01                           .05
                                                 -----------------------------------------------------------
Adjusted Net Income                                     $  0.22        $  0.17      $   0.61        $   0.42
------------------------------------------------------------------------------------------------------------

3. Stock Repurchase Plan

In October 2001, the Company's Board of Directors authorized the repurchase on the open market of up to 5% of the shares of the Company's outstanding common stock, subject to compliance with applicable laws and regulations. Purchases are entirely at the discretion of the Company. This authorization expires on the date of the Fiscal 2003 annual shareholders meeting. No purchases of common stock have been made under the October 2001 authorization.

4. Income Taxes

The provision for income taxes for the three and nine month periods ended December 31, 2001 and 2000 differ from the expected combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec International, Inc. and the effect of varying state income tax rates.

5. Net Income Per Share

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.


                                                         ------------------------------------------------------
(in thousands except per share amounts)                      Three Months Ended         Nine Months Ended
                                                                December 31,               December 31,
                                                         ------------------------------------------------------
                                                              2001        2000         2001             2000
---------------------------------------------------------------------------------------------------------------
Net income                                                  $  1,383    $     966    $  3,775       $    2,335
Basic net income per common share:
  Weighted average of common shares outstanding                6,026        6,119       6,007            6,179
                                                         ------------------------------------------------------
Basic net income per common share                           $   0.23    $    0.16    $   0.63       $     0.38
                                                         ======================================================
Diluted net income per share:
  Weighted average of common shares outstanding                6,026        6,119       6,007            6,179
     Effect of potentially dilutive securities (options)         198           43         184               66
                                                         ------------------------------------------------------
  Weighted average number of common and
     shares - Diluted                                          6,224        6,162       6,191            6,245
                                                         ------------------------------------------------------
Diluted net income per common share                         $   0.22    $    0.16    $   0.61       $     0.37
---------------------------------------------------------======================================================

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

      The Company's reportable operating segments include its NextGen Division and the QSI Division.

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

      Operating segment data for the nine months ended December 31, was as follows:

                                        ---------------------------------------------------------------------
(in thousands)                                                                Unallocated
                                          QSI Division   NextGen Division  Corporate Expenses    Consolidated
-------------------------------------------------------------------------------------------------------------
Nine Months Ended December 31, 2001
  Revenue                                  $   12,918       $    19,531               --         $    32,449
  Operating Income (Loss)                  $    3,906       $     3,125        $  (1,483)        $     5,548
  Assets                                           --                --               --         $    49,245

Nine Months Ended December 31, 2000
  Revenue                                  $   12,820       $    16,438               --         $    29,258
  Operating Income (Loss)                  $    2,229       $     2,568        $  (1,442)        $     3,355
  Assets                                           --                --               --         $    45,058
-------------------------------------------------------------------------------------------------------------

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

      Company Overview

      Quality Systems, Inc. ("QSI") and its wholly-owned subsidiary, NextGen Healthcare Information Systems, Inc.(1) ("NextGen") (collectively, the "Company"), develop and market healthcare information systems that automate medical and dental group practices, physician hospital organizations ("PHOs"), management service organizations ("MSOs"), ambulatory care centers, community health centers, and medical and dental schools. In response to the growing need for more comprehensive, cost-effective

----------
(1) In December 2001 the Company's wholly-owned subsidiary, Clinitec International, Inc. ("Clinitec") d/b/a MicroMed Healthcare Information Systems, Inc. ("MicroMed"), changed its name to NextGen Healthcare Information Systems, Inc. The new name change was affected to reduce confusion in the marketplace and enable the Company to more easily increase the brand awareness of its NextGen product line.

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

      The Company's QSI Division develops and markets dental practice management and medical practice management software suites utilizing a UNIX(2) operating system. Its Clinical Product Suite ("CPS") utilizes a Windows NT(3) operating system and can be fully integrated with the Company's dental practice management applications. CPS incorporates a wide range of clinical tools including but not limited to periodontal charting and digital imaging of X-ray and inter-oral camera images as part of a complete electronic patient record. In addition, the QSI Division develops and markets the Company's QUIC product suite which incorporates a variety of products that enhance the connectivity between provider and payor, and provider and patient. The QSINet Application Services Provider ("ASP")/Internet product offering is also developed and marketed in this Division. QSINet enables providers to extend patient appointment scheduling, electronic bill payment, and other functions to patients via the Internet.

      QSI's NextGen Healthcare Information Systems Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(4) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGen(emr)), Enterprise Practice Management (NextGen(epm)), Enterprise Appointment Scheduling (NextGen(eas)), Enterprise Master Patient Index (NextGen(epi)), Managed Care, Electronic Data Interchange, System Interfaces, Internet Operability (NextGen(web)), and a Patient-centric and Provider-centric Web Portal Solution (NextMD.com(5)). The Company's enterprise practice management and electronic medical records software packages can run via private intranet or via the Internet in an ASP environment.

      Enhancements to the Company's NextGen(emr), NextGen(epm),
EDI/Connectivity, and QSI Dental product lines have continued during fiscal
2002.

      Risk Factors

      Competition. The markets for healthcare information systems are intensely competitive, and the Company faces significant competition from a number of different sources. Several of the Company's

----------
(2) UNIX is a registered trademark of AT&T Corporation.
(3) Microsoft Windows, Windows NT, Windows 95, Windows 98, and Windows 2000 are registered trademarks of Microsoft Corporation.
(4) NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.
(5) NextMD.com is a trademark of NextGen Healthcare Information Systems, Inc.

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

      The Company's sales are dependent upon a client's initial decision to replace, or substantially modify or enhance its existing information system, and subsequently a decision as to which products and services to purchase. These are major decisions for healthcare providers, and accordingly, the sales cycle for the Company's systems can vary significantly and typically ranges from three to twelve months from initial contact to contract execution/shipment.

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

      Proprietary Technology. The Company is heavily dependent on the maintenance and protection of its intellectual property and relies largely on license agreements, confidentiality agreements and procedures, and employee nondisclosure agreements to protect its intellectual property. The Company's software is not patented and the Company believes that existing copyright laws offer only limited practical protection.

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

                                                     -----------------------------------------------------
                                                         Three Months Ended           Nine Months Ended
                                                            December 31,                 December 31,
                                                     -----------------------------------------------------
                                                         2001          2000           2001         2000
----------------------------------------------------------------------------------------------------------
Net Revenues:
  Sales of computer systems, upgrades and supplies        49.4%         50.6%          49.8%        49.3%
  Maintenance and other services                          50.6          49.4           50.2         50.7
                                                     -----------------------------------------------------
                                                         100.0         100.0          100.0        100.0

Cost of Products and Services                             44.4          43.2           43.7         43.9
                                                     -----------------------------------------------------

Gross Profit                                              55.6          56.8           56.3         56.1
Selling, General and Administrative Expenses              27.3          33.4           29.4         34.4
Research and Development Costs                             9.6           9.8            9.8         10.2
                                                     -----------------------------------------------------

Income from Operations                                    18.7          13.7           17.1         11.5
Investment Income                                          1.3           2.5            1.7          2.6
                                                     -----------------------------------------------------

Income before Provision for Income
Taxes                                                     20.0          16.2           18.8         14.1
Provision for Income Taxes                                 7.5           6.9            7.2          6.1
                                                     -----------------------------------------------------
Net Income                                                12.5%          9.3%          11.6%         8.0%
-----------------------------------------------------=====================================================

     For the Three-Month Periods Ended December 31, 2001 and 2000

      The Company's net income for the three months ended December 31, 2001 was $1,383,000 or $0.23 per share on a basic and $.22 per share on a diluted basis, as compared to a net income of $966,000, or $0.16 per share on a basic and diluted basis, for the three months ended December 31, 2000.

      Net Revenues. Net revenues for the three months ended December 31, 2001 increased 7% to $11.0 million from $10.3 million for the three months ended December 31, 2000. Sales of computer systems, upgrades and supplies increased 4% to $5.5 million from $5.2 million, while net revenues from maintenance and other services grew 9% to $5.6 million from $5.1 million during the comparable periods. The increase in net revenues was a result of the Company's ongoing marketing and sales efforts. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's increased client base from which to generate maintenance and other service revenue together with an increase in revenues generated from the Company's electronic data interchange services.

      Cost of Products and Services. Cost of products and services for the three months ended December 31, 2001 rose 5% to $4.9 million from $4.5 million in the prior year quarter, while cost of products and services as a percentage of net revenues rose to 44.4% compared to 43.2% in the prior year quarter. The dollar increase in the cost of products and services was a result of the impact of higher sales volumes. The cost of products and services as a percentage of net revenues increased as a result of a change in the relative mix of hardware content in such sales. Gross profit margins on hardware sales are much lower than margins on software and services.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2001 declined by 12.5% to approximately $3.0 million as compared to $3.5 million for the three months ended December 31, 2000. Selling, general and administrative expenses as a percentage of net revenues decreased to 27.3% from 33.4%. The decrease in the dollar amount of such expenses resulted primarily from a combination of a reduced number of trade shows attended in the quarter compared to the prior year quarter, a drop in travel expenses, a comparatively lower provision for bad debts, and a lower amount of amortization expense as a result of the Company's adoption of FASB 142. The decrease in the Selling, General and Administrative expenses as a percentage of net revenues was a result of reduced expenses combined with the a greater operating leverage gained from increased revenues of the Company. The declines in travel, trade show, and bad debt expenses discussed above are not necessarily sustainable trends.

      Research and Development Costs. Research and development costs for the three months ended December 31, 2001 increased 4.7% to $1,057,000 compared to $1,010,000 in the three months ended December 31, 2000. The increase in research and development costs can be attributed primarily to increased investments in NextGenemr and NextGenepm enhancements. Research and development costs as a percentage of net revenues declined to 9.6% as compared to 9.8% for the respective periods as revenues grew faster than the increase in research and development expense. The Company intends to continue to invest in future product enhancements at similar levels.

      Investment Income. Investment income for the three months ended December 31, 2001 declined 44% to approximately $147,000 as compared to $261,000 in the three months ended December 31, 2000. Investment income in the quarter ended December 31, 2001 declined primarily due to the effect of a drop in short term interest rates which occurred during the quarter. This was partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2001 was approximately $833,000 as compared to approximately $708,000 for the three months ended December 31, 2000. The provision for income taxes for the three months ended December 31, 2001 and 2000 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates. The adoption of FASB 142 eliminated certain non-deductible amortization expenses during the December 2001 quarter resulting in a decline in the Company's effective tax rate to 37.6% in the December 31, 2001 quarter compared to 42.3% in the December 31, 2000 quarter.

For the Nine-Month Periods Ended December 31, 2001 and 2000

      The Company's net income for the nine months ended December 31, 2001 was $3.8 million, or $0.63 per share on a basic and $.61 per share on a diluted basis, as compared to $2.3 million, or $0.38 per share on a basic and $.37 on a fully diluted basis for the nine months ended December 31, 2000.

      Net Revenues Net revenues for the nine months ended December 31, 2001 increased 10.9% to $32.4 million from $29.3 million for the nine months ended December 31, 2000. Sales of computer systems, upgrades and supplies increased 12.1% to $16.2 million from $14.4 million while net revenues from maintenance and other services grew 9.8% to $16.3 million from $14.8 million during the comparable periods. The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of increases in the sales of NextGen EPM and NextGen EMR systems. The increase in maintenance and other services net revenue resulted principally from an increase in revenues from the Company's growing client base together with an increase in revenues generated by the Company's electronic data interchange services.

      Cost of Products and Services. Cost of products and services for the nine months ended December 31, 2001 increased 10.3% to $14.2 million from $12.9 million for the nine months ended December 31, 2000 while cost of products and services as a percentage of net revenues decreased to 43.7% from 43.9% during the comparable periods. The cost of products and services as a percentage of net revenues decreased primarily as a result of the impact of a change in the relative mix of hardware content of systems sales. Hardware has lower profit margins compared to software and services.

      Selling, General and Administrative Expenses Selling, general and administrative expenses for the nine months ended December 31, 2001 decreased 5.0% to $9.6 million as compared to $10.1 million for the nine months ended December 31, 2000. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.4% from 34.4%. The decrease in the amount of such expenses resulted primarily from the adoption of FASB 142, which reduced amortization expenses, and a reduction in comparative bad debt expense offset by additions to sales personnel and higher commission expenses.

      Research and Development Costs Research and development costs for the nine months ended December 31, 2001 increased 5.9% and to $3.2 million compared to $3.0 million in the nine months ended December 31, 2000. The increase in research and development costs can be attributed primarily to increased investments in NextGen EMR and EPM enhancements and new products. Research and development costs as a percentage of net revenues decreased to 9.8% from 10.2% due to the fact that revenues increased more quickly than research and development expense in the respective periods.

      Investment Income. Investment income for the nine months ended December 31, 2001 decreased 28% to approximately $543,000 as compared to $758,000 in the nine months ended December 31, 2000. Investment income in the nine months ended December 31, 2001 declined primarily due to the drop in short term interest rates which occurred during the period. This was partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2001 was approximately $2.3 million as compared to approximately $1.8 for the nine months ended December 31, 2000. The provision for income taxes for the nine months ended December 31, 2001 and 2000 differ from the combined statutory rates primarily due to the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 Clinitec acquisition and the effect of varying state income tax rates. The adoption of FASB 142 eliminated certain non-deductible amortization expenses during the nine months ended December 2001 resulting in a decline in the Company's effective tax rate to 38.0% in the nine month period ended December 31, 2001 compared to 43.2% in the nine months ended December 31, 2000.

Liquidity and Capital Resources

      Cash and cash equivalents increased $4.9 million during the nine months ending December 31, 2001 primarily as a result of cash provided by operating activities offset by investments in capitalized software and equipment. Cash and cash equivalents decreased approximately $268,000 during the nine months ended December 31, 2000 primarily as a result of repurchases of the Company's stock and investments in capitalized software and equipment off set by cash provided by operations.

      Net cash provided by operating activities for the nine months ended December 31, 2001 was $5.9 million consisting primarily of the Company's $3.7 million in net income adjusted for the principal non-cash operating expenses of depreciation and amortization, a decrease in accounts receivable, and an increase in deferred revenue and other current liabilities offset in part by an increase in other current assets and a decrease in accounts payable. Net cash provided by operating activities for the nine months ended December 31, 2000 was approximately $3.0 million consisting primarily of the Company's $2.3 in net income adjusted for the principal non-cash operating expenses of depreciation and amortization plus an increase in accounts payable and income tax related accounts offset in part by an increase in accounts receivable.

      Net cash used in investing activities for the nine months ended December 31, 2001 was $1.4 million consisting of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the nine months ended December 31, 2000 was $1.5 million consisting principally of additions to equipment and improvements and capitalized software.

      Net cash provided by financing activities for the nine months ended December 30, 2001 was $361,000 consisting of the exercise of stock options. Net cash used in financing activities for the nine months ended December 31, 2000 was $1.8 million consisting of the purchase of 227,400 shares of the Company's common stock offset in part by the proceeds from the exercise of stock options.

      At December 31, 2001, the Company had cash and cash equivalents of $23.4 million and short-term investments of $275,000. Except for the Company's intention to expend funds for the development of complementary products to its existing product line and alternative versions of certain of its products, the Company has no other significant capital commitments and currently anticipates that additions to equipment and improvements for fiscal 2002 will be comparable to fiscal 2001.

      The Company believes that its cash and cash equivalents and short-term investments on hand at December 31, 2001, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

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

Item 1. Legal Proceedings.

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

      Merits-related discovery in the action had been stayed pending the appointment of class counsel. In March 2001, the plaintiffs requested that documents be produced informally. Following the appointment of class counsel, plaintiffs have propounded two rounds of informal requests for the production of documents. Defendants have produced two rounds of documents informally for plaintiffs' review. The parties are scheduled to appear in court for the next status conference on February 25, 2002.

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

None

      Item 5. Other Information.

None.

      Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

None.

Reports on Form 8-K:

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      QUALITY SYSTEMS, INC.


Date: February 13, 2002               By: /s/ LOUIS SILVERMAN
                                         ---------------------------------------
                                              Louis Silverman
                                              Chief Executive Officer


Date: February 13, 2002               By: /s/ PAUL HOLT
                                         ---------------------------------------
                                              Paul Holt
                                              Chief Financial Officer; Principal
                                              Accounting Officer