Form 10-K
period 2002-03-31
QUALITY SYSTEMS INC
filed 2002-07-01
CIK 708818

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                         Commission file number 0-13801
                        --------------------------------

                              QUALITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                  California                              95-2888568
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

          18191 Von Karman Avenue, Suite 450 , Irvine, California 92612
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (949) 255-2600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2002: $43,682,649.*

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of May 31, 2002: 6,105,083.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 2002 annual meeting which is to be filed with the Commission on or before July 29, 2002.

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

      COMPANY OVERVIEW

      Quality Systems, Inc., comprised of the QSI Division ("QSI Division") and a wholly-owned subsidiary, NextGen Healthcare Information Systems, Inc. ("NextGen Division(1)") (collectively, the "Company"), develops and markets healthcare information systems that automate medical and dental group practices, physician hospital organizations ("PHOs"), management service organizations ("MSOs"), ambulatory care centers, community health centers, and medical and dental schools. In response to the growing need for more comprehensive, cost-effective information solutions for physician and dental practices, the Company's systems enable clients to redesign office workflow processes, improve productivity, reduce information processing and administrative costs, and utilize electronic clinical records to store and access patient information. The Company's proprietary software systems cover a number of important practice elements including but not limited to general patient information, electronic patient records, appointment scheduling, billing, insurance claims submission and processing, eligibility verification, managed care plan implementation, referral management, treatment outcome studies, treatment planning, drug formularies, dental charting, and letter generation. Several of the Company's software systems may be operated remotely using thin client connectivity or a standard web browser. In addition to providing fully integrated software solutions to its clients, the Company offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

      The Company currently has a base of approximately 700 clients, with each client including between one and 1,000 physicians or dentists. The Company believes that as healthcare providers are increasingly required to reduce costs and maintain the quality of healthcare, the Company will be able to capitalize on its strategy of providing fully integrated information systems and superior client service.

      The Company, a California corporation formed in 1974, was founded with an early focus on providing information systems and services for dental group practices. In the mid-1980's, the Company capitalized on the increasing focus on medical cost containment and further expanded its information processing systems to serve the medical market. Today, the Company has dedicated products serving both the medical and dental markets.

      The Company's QSI Division develops and markets dental practice management and medical practice management software suites utilizing a UNIX(2) operating system. Its Clinical Product Suite ("CPS") utilizes a Windows NT(3) operating system and can be fully integrated with the Company's dental practice management applications. CPS incorporates a wide range of clinical tools including but not limited to periodontal charting and digital imaging of X-ray and inter-oral camera images as part of a complete electronic patient record. In addition, the QSI Division develops and markets the Company's EDI/Connectivity product suite which incorporates a variety of products that enhance the connectivity between provider and payor, and provider and patient. The QSINet Application Services Provider ("ASP")/Internet product offering is also developed and marketed in this division. QSINet enables providers to extend patient appointment scheduling, electronic bill payment, and other functions to patients via the Internet.

----------
(1) The Company's NextGen Division, formerly known as "MicroMed Healthcare Information System" or "MicroMed Division", changed names in fiscal 2002.
(2)   UNIX is a registered trademark of AT&T Corporation.
(3) Microsoft Windows, Windows NT, Windows 95, Windows 98, and Windows 2000 are registered trademarks of Microsoft Corporation.

      The Company's NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(4) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGen(emr), Enterprise Practice Management (NextGen(epm), Enterprise Appointment Scheduling (NextGen(eas), Enterprise Master Patient Index (NextGen(epi), Managed Care Server (NextGen(mcs), EDI/Connectivity services (NextGen(edi), System Interfaces, Internet Operability (NextGen(web), and a Patient-centric and Provider-centric Web Portal Solution (NextMD.com(5)). The Company's enterprise practice management and electronic medical records software packages can run via private intranet or via the Internet in an ASP environment. The Company's PDA product (NextGen(pda) was involved in beta testing throughout much of fiscal 2002 with initial sales of the product occurring during the fourth quarter of the fiscal year.

      Enhancements to these products continued during fiscal 2002.

      For the purposes of Statement of Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information" the Company has provided a breakdown utilizing the management approach outlined in Notes to Consolidated Financial Statements No. 13 "Operating Segment Information."

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


      Many existing healthcare information systems were designed for limited administrative tasks such as billing and scheduling and can neither accommodate multiple computing environments nor operate effectively across multiple locations and entities. The Company believes that as the healthcare industry continues to evolve, healthcare organizations will increasingly require systems that compile structured clinical information from multiple sources and enable measurement of treatment outcomes and management of clinical processes. Further, the Company believes that practices that leverage technology to more efficiently handle patient clinical data, administrative, financial and other practice management data, will be best able to enhance patient flow, pursue cost efficiencies, and improve quality of care. As healthcare organizations transition to new computer platforms and newer technologies, the Company believes such organizations will be migrating toward the implementation of enterprise-wide, patient-centric computing systems embedded with automated clinical patient records.

      Products

      In response to the growing need for more comprehensive, cost-effective healthcare information solutions for physician and dental practices, the Company's systems provide its clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing the Company's proprietary software in combination with third party hardware solutions, the Company's products enable the integration of a variety of administrative and clinical information operations. Leveraging more than 20 years of experience in the healthcare information services industry, the Company believes that it continues to distinguish its solutions by providing its clients with sophisticated, full-featured software systems along with comprehensive systems implementation, maintenance and support services.

----------
(4) NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.
(5)   NextMD.com is a trademark of NextGen Healthcare Information Systems, Inc.

      Practice Management Systems. The Company's products consist primarily of proprietary healthcare software applications together with third party hardware and other non-industry specific software. The systems range in capacity from one to hundreds of users, allowing the Company to address the needs of both small and large organizations. The systems are modular in design and may be expanded to accommodate changing client requirements.

      The QSI Division's character-based practice management system is available in both dental and medical versions and primarily uses the IBM RS6000(6) central processing unit and IBM'S AIX(7) version of the UNIX operating system as a platform for its application software enabling a wide range of flexible and functional systems. The hardware components, as well as the requisite operating system licenses, are purchased from manufacturers or distributors of those components. The Company assembles and tests the hardware components and incorporates its software and other third party packages into completed systems tailored to accommodate particular client requirements. The Company continually evaluates the hardware components of its systems with a view toward utilizing hardware that is functional, reliable and cost-effective.

      NextGene(pm) expands the Company's practice management system product line. NextGene(pm) has been developed using a graphical user interface ("GUI") client-server platform for compatibility with Windows 95, Windows 98, Windows 2000, and Windows NT operating systems and relational databases that are ANSI SQL-compliant. NextGene(pm) is scalable and includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The system's three-tiered architecture allows work to be performed on the database server, the application server and the client workstation.

      To date, the Company generally has made hardware recommendations for NextGene(pm) to its clients based upon information provided by each client. Clients may elect to purchase hardware from the Company, or alternatively, may choose to utilize third party suppliers other than the Company for the selection, installation, and integration of their related hardware purchases.

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

      CPS incorporates Windows-based client-server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize(s) a Windows NT operating system and the hardware is typically a Pentium(8)-based single or multi-processor platform. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations. A typical configuration may also include redundant disk storage, magnetic tape units, intra- and extra-oral cameras, digital X-ray components, digital scanners, conventional and flat screen displays, and printers. The hardware components, including the requisite operating system licenses, are purchased from third party manufacturers or distributors either directly by the customer or by the Company for resale to the customer.

----------
(6) RS6000 is a registered trademark of International Business Machines Corporation.
(7)   AIX is a registered trademark of International Business Machines
      Corporation.
(8)   Pentium is a registered trademark of Intel Corporation.

      NextGen provides clinical software applications that are complementary to, and interface with, the Company's medical practice management offerings as well as many of the other leading practice management software systems on the market. The applications incorporated into the Company's practice management solutions and others such as scheduling, eligibility, billing and claims processing are augmented by clinical information captured by NextGene(mr), including services rendered and diagnoses used for billing purposes. The Company believes that it currently provides a comprehensive information management solution for the medical marketplace.

      NextGen(emr) was developed with client-server architecture and a GUI and utilizes Microsoft Windows 95, Windows 98, Windows 2000, or Windows NT on each workstation and either Windows NT, UNIX or Novell(9) on the server. NextGene(mr) maintains data using industry standard relational database engines such as Microsoft SQL Server(10), INFORMIX(11) or Oracle(12). The system is scalable from one to hundreds of workstations.

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

      NextGene(mr) also offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders, and powerful reporting and data analysis tools.

      NextGene(mr) is sold either as a combination of software and services, or as a turnkey system including computer hardware and requisite operating system software. Upon client request, computer hardware for turnkey systems is purchased for resale by the Company from third party manufacturers or distributors.

      Connectivity Services. The Company makes available electronic data interchange ("EDI") capabilities and connectivity services to its customers. These capabilities and services facilitate the sharing of information between providers and payors as well as providers and patients to increase office efficiency, reduce processing time, and enhance collection of accounts receivable. The EDI/connectivity capabilities encompass direct interfaces between the Company's products and external third party systems, as well as transaction-based services. Services include:

      o     Electronic claims submission through the Company's relationships with a number of payors and national claims clearinghouses;
      o     Electronic patient statement processing, appointment reminder cards and calls, recall cards, patient letters, and other correspondence;
      o     Electronic insurance eligibility verification; and
      o Electronic posting of remittances from insurance carriers into the accounts receivable application.

      Internet Applications. The Company's NextGen Division maintains an Internet-based consumer health portal, NextMD.com. NextMD.com is a vertical portal for the healthcare industry, linking patients with their physicians, insurers, laboratories, and online pharmacies, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal are able to request appointments, send appointment changes or cancellations, receive test results on-line, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, on-line environment. The Company's NextGen suite of information systems are or can be linked to NextMD.com, integrating a number of these features with physicians' existing systems.

      The Company's QSI Division also provides a web-based application called QSINet which allows clients to securely access information from their practice management system via the Internet. This application also enables providers to offer their patients convenient services such as on-line appointment scheduling and electronic bill payment through the client's website, and posts this data directly to the client's existing practice management system.

----------
(9)   Novell is a registered trademark of Novell, Inc.
(10) Microsoft is a registered trademark and SQL Server is a registered trademark of Microsoft Corporation.
(11)  INFORMIX is a registered trademark of Informix Corporation.
(12)  Oracle is a registered trademark of Oracle Corporation.

      Sales and Marketing

      The Company sells and markets its products nationwide through a direct sales force. Sales staff typically make presentations to potential clients by demonstrating the system and its capabilities on the prospective client's premises. The Company's sales and marketing employees identify prospective clients through a variety of means, including referrals from existing clients, industry consultants, contacts at professional society meetings, trade shows and seminars, trade journal advertising, direct mail advertising, and telemarketing.

      The Company's sales cycle can vary significantly and typically ranges from three to twelve months from initial contact to contract execution. Systems are normally delivered to a customer within sixty days of receipt of a system order. As part of the fees paid by its clients, the Company receives up-front licensing fees and a monthly or quarterly service fee based on system configuration.

      Several clients have purchased the Company's practice management system and, in turn, are providing either time-share or billing services to single and group practice practitioners. Under the time-share or billing service agreements, the client provides the use of its system for a fee to one or more practitioners. Although the Company typically does not receive a fee directly from the distributor's customers, implementation of such arrangements has, from time to time, resulted in the purchase of additional system capacity by the distributor, as well as new system purchases made by the distributor's customers should such customers decide to perform the practice management functions in-house.

      The Company continues to concentrate its direct sales and marketing efforts on medical and dental practices, professional schools, physician clinics, MSOs, PHOs, ambulatory care settings and community health centers.

      MSOs and PHOs to which the Company has sold systems provide use of the Company's software to those group and single physician practices associated with the organization or hospital on either a service basis or by directing the Company to contract with those practices for the sale of stand-alone systems.

      The Company has also entered into marketing assistance agreements with certain of its clients pursuant to which the clients allow the Company to demonstrate to potential clients the use of systems on the existing clients' premises. In addition, the Company has established a network of resellers for its systems. Through these arrangements, the reseller markets and sells the Company's products and services to prospects in a defined market area or segment. These prospects are generally smaller healthcare facilities than those actively pursued by the Company. Resellers are compensated through a variety of contractual arrangements.

      The Company from time to time assists prospective clients in identifying third party sources for financing the purchase of the Company's systems. The financing is typically obtained by the client directly from institutional lenders and typically takes the form of a loan from the institution secured by the system to be purchased or a leasing arrangement.

      The Company has numerous clients and does not believe that the loss of any single client would have a material adverse effect on the Company. No client accounted for ten percent or more of net revenues during fiscal years ended March 31, 2002, 2001, or 2000.

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

      Before activation of the client's system, Company personnel typically convert, or assist in conversion of selected elements of the relevant client data onto the system.

      Training may include a combination of computer assisted instruction ("CAI") for certain of the Company's products, remote training techniques and training classes conducted by Company staff at the client's or Company's office(s). CAI consists of workbooks, computer interaction and self-paced instruction. CAI is also offered to clients, for an additional charge, after the initial training program is completed for the purpose of training new and additional employees. Remote training allows a trainer at the Company office to train one or more people at a client site via telephone and computer connection, thus allowing an interactive and client-specific mode of training without the expense and time required for travel. In addition, the Company's on-line "help" documentation feature facilitates client training as well as ongoing support.

      Competition

      The markets for healthcare information systems are intensely competitive. The industry is highly fragmented and includes numerous competitors, none of which the Company believes dominates these markets. The electronic patient records and connectivity markets, in particular, are subject to rapid changes in technology, and the Company expects that competition in these market segments will increase as new competitors enter. The Company believes its principal competitive advantages are the features and capabilities of its products and services, its high level of customer support, and its extensive experience in the industry.

      Product Enhancement and Development

      The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring the Company to engage in continuing investments to update, enhance, and improve its systems. During fiscal years 2002, 2001, and 2000, the Company expended approximately $5.7 million, $5.1 million, and $4.9 million respectively, on research and development activities including capitalized software amounts of $1.5 million, $1.1 million, and $1.1 million, respectively. In addition, many of the Company's product enhancements have resulted from software development work performed under contracts with its clients.

      Employees

      As of May 31, 2002, the Company employed 237 persons of which 235 were full-time employees. The Company believes that its future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.

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

      Fluctuation in Quarterly Operating Results. The Company's revenues have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from clients; the length of sales cycles and installation processes; the ability of the Company's clients to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; the timing of new product announcements and product introductions by the Company or its competitors; changes in revenue recognition guidelines established by the Financial Accounting Standards Board or other rule-making bodies; the availability and cost of system components; the financial stability of major clients; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's success in expanding its sales and marketing programs; deferrals of client orders in anticipation of new products, applications or product enhancements; changes in Company strategy; personnel changes; and general market/economic factors.

      The Company's products are generally shipped as orders are received and accordingly, the Company has historically operated with a minimal backlog of license fees. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Furthermore, the Company's systems can be relatively large and expensive and individual systems sales can represent a significant portion of the Company's revenues and profits for a quarter such that the loss or deferral of even one such sale can have a significant adverse impact on the Company's quarterly revenue and profitability.

      Clients often defer systems purchases until the Company's quarter end, so quarterly results generally cannot be predicted and frequently are not known until the quarter has concluded.

      The Company's sales are dependent upon clients' initial decision to replace or substantially modify their existing information system, and subsequently a decision as to which products and services to purchase. These are major decisions for healthcare providers, and accordingly, the sales cycle for the Company's systems can vary significantly and typically ranges from three to twelve months from initial contact to contract execution/shipment.

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

      The Company recognizes revenue pursuant to Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). Additionally, in December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 became effective for the Company in the third quarter of fiscal 2001.

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

      Dependence on Principal Product and New Product Development. The Company currently derives substantially all of its net revenues from sales of its healthcare information systems and related services. The Company believes that a primary factor in the market acceptance of its systems has been its ability to meet the needs of users of healthcare information systems. The Company's future financial performance will depend in large part on the Company's ability to continue to meet the increasingly sophisticated needs of its clients through the timely development and successful introduction and implementation of new and enhanced versions of its systems and other complementary products. The Company has historically expended a significant percentage of its net revenues on product development and believes that significant continuing product development efforts will be required to sustain the Company's growth. Continued investment in the Company's sales staff and its client implementation and support staffs will also be required to support future growth.

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

      Ability to Manage Growth. The Company has in the past experienced periods of growth which have placed, and may continue to place, a significant strain on the Company's non-cash resources. The Company also anticipates expanding its overall software development, marketing, sales, client management and training capacity. In the event the Company is unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on the Company. In addition, the Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on significant expansion of its research and development, marketing and sales, management, and administrative and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

      Dependence Upon Key Personnel. The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, many of whom have been with the Company for a significant period of time. The Company does not maintain key man life insurance on any of its employees. Because the Company has a relatively small number of employees when compared to other leading companies in the same industry, its dependence on maintaining its relationship with key employees is particularly significant. The Company is also dependent on its ability to attract and retain high quality personnel, particularly in the areas of sales and applications development.

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

      Product Liability. Certain of the Company's products provide applications that relate to patient clinical information. Any failure by the Company's products to provide accurate and timely information could result in claims against the Company. In addition, a court or government agency may take the position that the Company's delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through the Company's web sites, exposes the Company to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources.

      Certain healthcare professionals who use the Company's Internet-based products will directly enter health information about their patients including information that constitutes a record under applicable law that the Company may store on the Company's computer systems. Numerous federal and state laws and regulations, the common law, and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

      o     State and federal privacy and confidentiality laws;
      o     The Company's contracts with customers and partners;
      o     State laws regulating healthcare professionals;
      o     Medicaid laws; and
      o The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and related rules proposed by the Health Care Financing Administration; and Health Care Financing Administration standards for Internet transmission of health data.

      The U.S. Congress has been working to finalize proposed legislation that would establish a new federal standard for protection and use of health information. Any failure by the Company or by its personnel or partners to comply with any applicable legal or other requirements may result in a material liability.

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

      In the past, various legislators have announced that they intend to examine proposals to reform certain aspects of the U.S. healthcare system including proposals which may change governmental involvement in healthcare and reimbursement rates, and otherwise alter the operating environment for the Company and its clients. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for the Company's systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduction in the allocation of capital funds. Such a reduction could have an adverse effect on the Company's ability to sell its systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. The Company cannot predict what impact, if any, such proposals or healthcare reforms might have on the Company's business, financial condition and results of operations.

      HIPAA mandates the use of national standards for transmissions of certain patient healthcare information, and prescribes security measures to protect the confidentiality of such information as well as other patient record privacy and security provisions within two years after the adoption of final regulations by the Department of Health and Human Services ("HHS"). These proposed regulations will establish new federal standards for privacy of health information. The Company anticipates that these regulations will directly affect the Company's products and services, but the Company cannot fully predict the impact at this time. The Company's intention is to modify its products and services as necessary to facilitate client compliance with the final regulations, but there can be no assurance that the Company will be able to do so in a timely manner. Achieving compliance with these regulations could be costly and distract management's attention and other resources, and any noncompliance by the Company could result in civil and criminal penalties. In addition, development of related federal and state regulations and policies on confidentiality of health information could positively or negatively affect the Company's business.

      In addition, the Company's software may potentially be subject to regulation by the U.S. Food and Drug Administration (the "FDA") as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products; application of detailed record-keeping and manufacturing standards; and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2. Properties

The Company's principal administrative, accounting and QSI Division operations have relocated to Irvine, California, under a lease that commenced May 15, 2002, and expires April 30, 2005. The Company leases approximately 12,000 square feet of space under this lease. In April 2002, the Company executed a new lease for the principle office of the Company's NextGen Division. This lease includes approximately 32,000 square feet of space in Horsham, Pennsylvania, and expires March 31, 2009. In addition, the Company leases approximately 6,000 square feet of space in Santa Ana, California, to house its assembly and warehouse operations, approximately 8,000 square feet of space in Atlanta, Georgia, and an aggregate of 4,000 square feet of space in Florida, Kansas, Minnesota, Texas, Wisconsin, and Washington to house additional sales, training, development and service operations. These leases, excluding options, have expiration dates ranging from month-to-month to August 2008. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space is available, if needed, at commercially reasonable rates.

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

      Merits-related discovery in the action, which had been stayed pending the appointment of class counsel, is now ongoing. In March 2002, defendant Graeme H. Frehner and certain other defendants not affiliated with the Company were dismissed from the action with prejudice by stipulated order.

      The parties are scheduled to appear in court for the next status conference on October 22, 2002. Trial in the action has been set for March 24, 2003.

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

      Executive Officers of the Company

      The executive officers of the Company as of May 31, 2002 were as follows:

           ------------------------------------------------------------------------------------------------
                  Name                   Age                    Position
           ------------------------------------------------------------------------------------------------
           Louis E. Silverman            43    President, Chief Executive Officer
           ------------------------------------------------------------------------------------------------
           Patrick B. Cline              41    President, NextGen Healthcare Information Systems Division
           ------------------------------------------------------------------------------------------------
           Greg Flynn                    44    Executive Vice President and General Manager of QSI Division
           ------------------------------------------------------------------------------------------------
           Paul Holt                     36    Chief Financial Officer, Secretary
           ------------------------------------------------------------------------------------------------

      Executive officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Additional information regarding the Company's executive officers is set forth below.

      Louis E. Silverman was appointed President and Chief Executive Officer of the company on July 31, 2000. Mr. Silverman was previously Chief Operations Officer of CorVel Corp., a publicly traded national managed care services and technology firm with headquarters in Irvine, California. Mr. Silverman holds a Master of Business Administration degree from Harvard Graduate School of Business Administration and a Bachelor of Arts degree from Amherst College.

      Patrick B. Cline currently serves as president of the Company's NextGen Healthcare Information Systems Division. He served as the Company's Interim Chief Executive Officer for the April - July 2000 period. Mr. Cline was a co-founder of Clinitec and has served as its President since its inception in January 1994 and throughout its transition to NextGen Healthcare Information Systems. Prior to co-founding Clinitec, Mr. Cline served, from July 1987 to January 1994, as Vice President of Sales and Marketing with Script Systems, a subsidiary of InfoMed, a healthcare information systems company. From January 1994 to May 1994, after the founding of Clinitec, Mr. Cline continued to serve, on a part time basis, as Script Systems' Vice President of Sales and Marketing. Mr. Cline has held senior positions in the healthcare information systems industry since 1981.

      Greg Flynn has served as the QSI Division's General Manager since April 2000 and as Executive Vice President since August 1998 after serving as Vice President of Sales and Marketing from January 1996 to August 1998. Between June 1992 and January 1996, Mr. Flynn served as Vice President Administration. In these capacities, Mr. Flynn has been responsible for numerous functions related to the ongoing management of the Company and sales. Previously, Mr. Flynn served as the Company's Vice President Corporate Communications. Mr. Flynn joined the Company in January 1982. He holds a B.A. degree in English from the University of California, Santa Barbara.

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

           --------------------------------------------------------
               Quarter Ended               High          Low
           --------------------------------------------------------
            June 30, 2000               $ 15.25        $  6.50
           --------------------------------------------------------
            September 30, 2000          $  9.75        $  6.75
           --------------------------------------------------------
            December 31, 2000           $  8.27        $  6.69
           --------------------------------------------------------
            March 31, 2001              $ 11.13        $  7.76
           --------------------------------------------------------
            June 30, 2001               $ 15.04        $  9.90
           --------------------------------------------------------
            September 30, 2001          $ 14.44        $ 10.10
           --------------------------------------------------------
            December 31, 2001           $ 18.00        $ 10.25
           --------------------------------------------------------
            March 31, 2002              $ 17.52        $ 13.59
           --------------------------------------------------------

      At May 31, 2002, there were approximately 130 holders of record of the Company's Common Stock. The Company estimates the number of beneficial holders of its Common Stock to be in excess of 1,300.

      Through May 31, 2002, the Company has not paid cash dividends on shares of its Common Stock. The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends in the future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Item 6. Selected Financial Data

The following selected financial data with respect to the Company's Consolidated Statements of Income Data for each of the five years including the period ended March 31, 2002 and the Consolidated Balance Sheet Data as of the end of each such fiscal year are derived from the audited financial statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Income." included elsewhere herein.

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                    (In thousands, except for per share data)

                                                               --------------------------------------------------------
                                                                               Year Ended March 31,
                                                                 2002        2001       2000        1999         1998
         --------------------------------------------------------------------------------------------------------------
         Net revenues                                          $44,422     $39,936     $36,373     $33,816     $ 31,216
         Cost of products and services                          19,253      17,283      16,395      15,834       13,509
                                                               --------------------------------------------------------
         Gross profit                                           25,169      22,653      19,978      17,982       17,707
         Selling, general and administrative
         expenses                                               13,068      13,585      12,645      13,495       12,485
         Research and development costs                          4,243       4,081       3,726       3,603        3,072
         Purchased in-process research and development(1)           --          --          --          --       10,200
                                                               --------------------------------------------------------
         Income (loss) from operations(2)                        7,858       4,987       3,607         884       (8,050)
         Investment income                                         643       1,032         759         413          971
                                                               --------------------------------------------------------
         Income (loss) before provision for (benefit from)
            income taxes(2)                                      8,501       6,019       4,366       1,297       (7,079)
         Provision for (benefit from) income taxes               3,233       2,510       1,862         713       (2,463)
                                                               --------------------------------------------------------
         Net income (loss)(2)                                  $ 5,268     $ 3,509     $ 2,504     $   584     $ (4,616)
                                                               --------------------------------------------------------
         Net income (loss) per share, basic(2)                 $  0.87     $  0.57     $  0.40     $  0.09     $  (0.77)
                                                               --------------------------------------------------------
         Net Income (loss) per share, diluted(2)               $  0.84     $  0.57     $  0.40     $  0.09     $  (0.77)
                                                               --------------------------------------------------------
         Weighted average shares outstanding, basic              6,025       6,130       6,208       6,176        5,981
                                                               --------------------------------------------------------
         Weighted average shares outstanding, diluted            6,240       6,203       6,261       6,185        5,981
         ------------------------------------------------------========================================================

(1) In May 1997, the Company acquired NextGen which was treated as a purchase transaction for accounting purposes. In connection with this treatment, the Company incurred a $10.2 million charge for purchased in-process research and development during the year ended March 31, 1998.

(2) Includes a charge of $10.2 million for purchased in-process research and development for the year ended March 31, 1998. Excluding the charge, on a pro forma basis, income from operations and income before provision for (benefit from) income taxes would have been $2.2 million and $3.1 million, respectively, for fiscal 1998. The income tax benefit related to the charge for purchased in-process research and development for the year ended March 31, 1998 was $3.9 million. Excluding the charge and related income tax benefit, on a pro forma basis, net income and basic and diluted income per share would have been $1.7 million, $0.29 , respectively, for fiscal 1998.

                         CONSOLIDATED BALANCE SHEET DATA
                                 (in thousands)

                                                                  -------------------------------------------------------
                                                                                          March 31,
                                                                    2002        2001        2000       1999        1998
         ----------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents and short-term investments     $25,698     $18,729     $16,169     $14,441     $17,080
                                                                  -------------------------------------------------------
         Working capital                                           30,700      24,196      21,332      18,166      15,453
                                                                  -------------------------------------------------------
         Total assets                                              52,143      44,883      44,136      40,218      40,916
                                                                  -------------------------------------------------------
         Total liabilities                                         12,192      10,996      12,053      10,554      13,475
                                                                  -------------------------------------------------------
         Shareholders' equity                                     $39,951     $33,887     $32,083     $29,664     $27,441
         ----------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of the Company's product development plans, business strategies and market factors influencing the Company's results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals, and interested persons are urged to review the risks described in "Item 1. Business. Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

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

      Critical Accounting Procedures

      The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue recognition, uncollectible accounts receivables, and intangible assets for reasonableness. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes revenue recognition, the allowance for doubtful accounts, and goodwill impairment are among the most critical accounting policies that impact its consolidated financial statements. The Company suggests that significant accounting policies, as described in its consolidated financial statements in Note 2, Summary of Significant Accounting Policies, be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Revenue Recognition. The Company's revenues are primarily generated from the sale of software licenses, maintenance fees, and EDI services. Revenue recognition is governed by Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Per SOP 97-2, if the arrangement does not require significant production, modification, or customization of software, revenue should be recognized when all of the following criteria are met:

      o     persuasive evidence of an arrangement exists;
      o     delivery has occurred;
      o     the vendor's fee is fixed or determinable; and
      o     collectibility is probable.

      In accordance with generally accepted accounting principles in the United States of America, the recognition of software license revenues is based on the Company's assessment that the above criteria has been met. In general, the first two criteria are met with a signed contract and evidence that the Company has shipped its software to the customer. In those cases where undelivered elements of a system sales exist, the Company defers revenue related to the undelivered element based on vendor specific objective evidence of each element's fair value. The Company bases each element's fair value on its price list which is used in pricing all contracts. Discounts for individual elements are aggregated, and the total discount is allocated back to the individual elements in its proportion of fair value to the total contract fair value. The Company determines that its fee is fixed and determinable based on the contract terms, which specify payment terms tied to dates and not to any future deliverables. Probability of collection is based on a credit review of new customers. The timing or amount of revenue recognition may have been different if different assessments of the above criteria had been made at the time transactions were recorded in revenue.

      Valuation Allowances. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Goodwill Impairment. The Company's long-lived assets include goodwill of $1.8 million as of March 31, 2002 and 2001, respectively. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") effective April 1, 2001. The new statement applies to the amortization of goodwill and other intangible assets. The Company has ceased amortizing amounts related to goodwill starting April 1, 2001. The balance of goodwill is related to the Company's NextGen Division. The Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2001 was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

      The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's business segments. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to operations. To the extent additional information arises or the strategies of the Company change, it is possible that the Company's conclusion regarding goodwill impairment could change and result in a material effect on its financial position or results of operations.

      Results of Operations

      The following table sets forth for the periods indicated the percentage of net revenues represented by each item in the Company's Consolidated Statements of Operations.

                                                            -------------------------------
                                                                   Year Ended March 31,
                                                                2002       2001      2000
      -------------------------------------------------------------------------------------
      Net revenues:
        Sales of computer systems, upgrades and supplies        50.7%      49.9%      52.9%
        Maintenance and other services                          49.3       50.1       47.1
                                                            -------------------------------
                                                               100.0      100.0      100.0
      Cost of products and services                             43.3       43.3       45.1
                                                            -------------------------------
      Gross profit                                              56.7       56.7       54.9
      Selling, general and administrative expenses              29.4       34.0       34.8
      Research and development costs                             9.6       10.2       10.2
                                                            -------------------------------
      Income from operations                                    17.7       12.5        9.9
      Investment income                                          1.4        2.6        2.1
                                                            -------------------------------
      Income before provision for income taxes                  19.1       15.1       12.0
      Provision for income taxes                                 7.3        6.3        5.1
                                                            -------------------------------
      Net income                                                11.8%       8.8%       6.9%
      ------------------------------------------------------===============================

      For the Year Ended March 31, 2002 versus 2001

      For the year ended March 31, 2002, the Company's net income was $5,268,000 or $0.87 per share on a basic and $0.84 on a diluted basis. In comparison, the Company earned $3,509,000 or $0.57 per share on a basic and diluted basis in the year ended March 31, 2001. The increase in net income was achieved through a combination of an increase in revenue from software systems sales, maintenance, and EDI services along with a decrease in selling, general, and administrative expenses.

      Net Revenues. Net revenues for the year ended March 31, 2002 increased 11.2% to $44.4 million from $39.9 million for the year ended March 31, 2001. Sales of computer systems, upgrades and supplies increased 13% to $22.5 million from $19.9 million while net revenues from maintenance and other service grew 9.5% to $21.9 from $20.0 million during the comparable prior period. The increase in net revenues from sales of computer systems, upgrades and supplies was principally due to increased sales of the Company's NextGenepm and NextGenemr software licenses to new customers. The increase in maintenance and other services net revenue resulted primarily from the Company's increased client base together with an increase in revenues generated from the Company's EDI services and such increases were principally in the Company's NextGen Division. Revenue from the Company's EDI services increased 19.2% to $6.2 million for the year ended March 31, 2002, compared to $5.2 million in the year ended March 31, 2001.

      Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2002 and 2001.

      Cost of Products and Services. Cost of products and services for the year ended March 31, 2002 increased 11.6% to $19.3 million from $17.3 million for the year ended March 31, 2001, while the cost of products and services as a percentage of net revenues at 43.3% of revenue was unchanged compared to the prior year.

      Gross margins for the Company are impacted by the level of hardware content included in system sales which fluctuates from period to period, the percentage of EDI revenues in the Company's overall sales mix, changes in certain headcount expenses, and the revenue split between the Company's two operating divisions.

      A higher level of hardware content in new systems sales at the NextGen Division was primarily responsible for reducing gross margins in that division from 64.7% in the year ended March 31, 2001 to 58.6% in the year ended March 31, 2002.

      The decline in gross margins at the NextGen Division was offset by certain reductions in headcount and other expenses at the QSI Division, where gross margins increased from 46.2% in the year ended March 31, 2001 to 53.6% in the year ended March 31, 2002.

      In addition, the Company's gross margin percentage was impacted as the NextGen Division, which has a higher gross margin than the QSI Division, increased its share of total company revenues to 61% from 57% in the prior year.

      Selling, General and Administrative. Selling, general and administrative expenses for the year ended March 31, 2002 decreased 3.8% to $13.1 million from $13.6 million, and decreased on a percentage of revenues basis from 34.0% to 29.4% for the respective fiscal years. The decline in selling, general and administrative expenses were driven primarily by a decline in bad debt expenses of approximately $775,000 as a result of improved credit and collections procedures put in place by the Company.. The decline in bad debt expense experienced by the Company in fiscal 2002 is not expected to continue into fiscal 2003. Should the Company be able to continue to increase revenues, an increase in selling-related expenses is expected. The Company's goal is to increase selling, general and administrative expenses at a rate less than its rate of revenue growth.

      Research and Development Costs. Research and development costs for the year ended March 31, 2002 increased 2.4% to $4.2 million from $4.1 million for the year ended March 31, 2001. The increase in research and development costs is primarily the result of increased research and development efforts at the NextGen Division. Research and development costs as a percentage of net revenues declined to 9.6% compared to 10.2% in the prior year. Research and development costs as a percentage of net revenues declined as a percentage of revenues due to the fact that an increasing percentage of the company's incremental research and development expenditures were directed at future enhancements to the NextGen EMR, EPM, and PDA products and were capitalized on the balance sheet. Capitalization of the Company's incremental development costs in fiscal 2002 resulted in research and development expenditures growing more slowly than revenue. Research and development expenses are expected to continue at or above current levels.

      Investment Income. Investment income for the year ended March 31, 2002 declined 38% to $643,000 from $1,032,000 for the year ended March 31, 2001. Investment income was impacted by a decline in average interest rates during the year ended March 31, 2002 which was partially offset by an increase in average funds available for investment during the year ended March 31, 2002.

      Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2002 was $3,233,000 as compared to $2,510,000 for the year ended March 31, 2001. The effective tax rates for fiscal 2002 and 2001 were 38.1% and 41.7% respectively. The provision for income taxes for the year ended March 31, 2001, differed from the combined statutory rates primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec.

For the Year Ended March 31, 2001 versus 2000

      For the year ended March 31, 2001, the Company's net income was $3,509,000 or $0.57 per share on a basic and diluted basis. In comparison, the Company earned $2,504,000 or $0.40 per share on a basic and diluted basis in the year ended March 31, 2000. The increase in net income was achieved through a combination of an increase in revenue from software systems sales, maintenance, and other services generated by the Company's NextGen Division along with an increase in the gross profit margin associated with software systems, maintenance and other services. Also, operating expenses grew at a lesser rate than revenues and gross margin, principally as a result of expense reductions in the Company's QSI Division.

      Net Revenues. Net revenues for the year ended March 31, 2001 increased 9.8% to $39.9 million from $36.4 million for the year ended March 31, 2000. Sales of computer systems, upgrades and supplies increased 3.6% to $19.9 million from $19.2 million while net revenues from maintenance and other service grew 16.8% to $20.0 from $17.1 million during the comparable prior period. The increase in net revenues from sales of computer systems, upgrades and supplies was principally due to increased sales of the Company's NextGenepm and NextGenemr products, offset by a decrease in sales of new systems in the Company's QSI Division. The increase in maintenance and other services net revenue resulted primarily from the Company's increased NextGen client base together with an increase in revenues generated from the Company's EDI services. Revenue from the Company's EDI services increased 37.2% to $5.2 million for the year ended March 31, 2001, compared to $3.8 million in the year ended March 31, 2000.

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

      Research and Development Costs. Research and development costs for the year ended March 31, 2001 increased 9.5% to $4.1 million from $3.7 million for the year ended March 31, 2000. The increase is primarily the result of increased research and development efforts at NextGen. Research and development costs as a percentage of net revenues remained constant at 10.2% for the respective fiscal years.

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

      Liquidity and Capital Resources

      The following table presents selected financial statistics and information for each of the past three fiscal years:

      (in thousands)                              ---------------------------------
                                                           Year Ended March 31,
                                                      2002        2001        2000
      -----------------------------------------------------------------------------
      Cash and cash equivalents at year end         $25,443     $18,471     $15,926
      -----------------------------------------------------------------------------
      Net increase in cash and cash equivalents     $ 6,972     $ 2,545     $ 1,730
      -----------------------------------------------------------------------------
      Net income                                    $ 5,268     $ 3,509     $ 2,504
      -----------------------------------------------------------------------------
      Net cash provided by operations               $ 8,218     $ 6,111     $ 3,144
      -----------------------------------------------------------------------------
      Days of sales outstanding                         111         124         131
      -----------------------------------------------------------------------------

      Cash provided by operations is the Company's principal source of cash. Cash from operations for the year ended March 31, 2002, consisted principally of net income before non-cash related expenses of depreciation, amortization, and provision for bad debts offset by an increase in gross accounts receivable. The Company was able to generate operating cash flows significantly in excess of net income in the years ended March 31, 2002 and 2001, primarily as a result of improved turnover of accounts receivable. Provided turnover of accounts receivable, revenues, and profitability remains consistent with the year ended March 31, 2002, the Company anticipates it will continue to generate cash from operations primarily from the net income. Net cash used in investing activities for the year ended March 31, 2002 was $2.0 million and was principally composed of investments in capitalized software and equipment and improvements. The Company has no significant capital commitments, and currently anticipates that additions to equipment and improvements for fiscal 2003 will be equal to or greater than historical levels.

      Net cash provided by financing activities for the year ended March 31, 2002 was $796,000, and was solely composed of proceeds from the exercise of stock options. Cash received from employee stock option exercises can fluctuate from year to year. In October 2001, the Board of Directors approved a stock repurchase plan to replace a prior plan which had expired in June 2001. This repurchase plan authorizes the repurchase of up to 5% of the Company's outstanding shares. The Company believes that cash on hand plus cash flow from operations will be sufficient to accommodate any repurchases of shares under this plan.

      At March 31, 2002, the Company had cash and cash equivalents of $25.4 million and short-term investments of $255,000. The Company believes that its cash and cash equivalents and short-term investments on hand at March 31, 2002, together with the cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for fiscal 2003.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On July 12, 2001 the Company filed a current report on Form 8-K dated July 5, 2001 reporting a change in the Company's certifying accountant.

                                    PART III

Item 10. Directors and Executive Officers of the Company

Except for information concerning the Company's executive officers which is included under the caption "Executive Officers of the Company" following Part I,
Item 4 of this report, the information required by Item 10 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2002 for the Company's 2002 annual shareholders' meeting.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2002 for the Company's 2002 annual shareholders' meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2002 for the Company's 2002 annual shareholders' meeting.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2002 for the Company's 2002 annual shareholders' meeting.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                                              Page
                                                                                                              ----
(a) 1.   Index to Financial Statements

         Report of Independent Certified Public Accountants                                                    F-1

         Independent Auditors' Report                                                                          F-2

         Consolidated Balance Sheets at March 31, 2002 and 2001                                                F-3

         Consolidated Statements of Income and Comprehensive Income for
         the Years Ended March 31, 2002, 2001 and 2000                                                         F-4

         Consolidated Statement of Shareholders' Equity for the Years Ended March 31, 2002, 2001 and 2000      F-4

         Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001 and 2000               F-5

         Notes to Consolidated Financial Statements                                                            F-6

    2.   Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts                                                      F-17

    3.   Exhibits

         Index to Exhibits                                                                                     E-1

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

         Exhibit                                                                             Sequential
         Number     Description                                                              Page Number
         ------     -----------                                                              -----------
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

          10.8      Asset Purchase Agreement, dated May 15, 1997, by and among
                    NextGen Healthcare Information Systems, Inc., MHIS
                    Acquisition Corp., Quality Systems, Inc., and certain shareholders of NextGen Healthcare Information Systems, Inc.
                    is hereby incorporated by reference to Exhibit 2 of Company's Current Report on Form 8-K, dated May 15, 1997 and filed May 29, 1997, File No. 0-13801.

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

          10.14     Lease Agreement between Company and Tower Place, L.P. dated
                    November 15, 2000, commencing February 5, 2001, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, File No.
                    0-13801.

          10.15     Lease Agreement between Company and Orangewood Business
                    Center Inc. dated April 3, 2000, amended February 22, 2001, incorporated by reference to Exhibit 10.15 to the Company's
                    Annual Report on Form 10-K for the year ended March 31,
                    2001, File No. 0-13801.

          10.16     Lease Agreement between Company and Craig Development
                    Corporation dated February 20, 2001, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, File No.
                    0-13801.

          10.17 Sublease Agreement between Company and Infinium Software dated February 22, 2002.**

          10.18     Lease Agreement between Company and HUB Properties LLC dated
                    May 8, 2002.**

          21        List of Subsidiaries.**                                                  110

          23.1      Independent Auditor's Consent - Deloitte & Touche LLP.**                 111

          23.2      Consent of Independent Certified Public Accountants - Grant
                    Thornton LLP.**                                                          112

          * This exhibit is a management contract or a compensatory plan or arrangement.

         **   Filed herewith.

(b) Reports on Form 8-K: On July 12, 2001 the Company filed a current report on Form 8-K dated July 5, 2001 reporting a change in the Company's certifying accountant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            QUALITY SYSTEMS, INC.

                                            By:  /s/  LOUIS SILVERMAN
                                               ---------------------------------
                                                       Louis Silverman
                                                   Chief Executive Officer

Date: June 26, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       Signature                      Title                                         Date
       ---------                      -----                                         ----
/s/ SHELDON RAZIN                     Chairman of the Board of Directors            June 26, 2002
-------------------------------
    SHELDON RAZIN

/s/ AHMED HUSSEIN                     Co-Chairman of the Board of Directors         June 26, 2002
-------------------------------
    AHMED HUSSEIN

/s/ LOUIS SILVERMAN                   Chief Executive Officer                       June 26, 2002
-------------------------------
    LOUIS SILVERMAN

/s/ PAUL HOLT                         Chief Financial Officer, Secretary            June 26, 2002
-------------------------------
    PAUL HOLT

/s/ MOHAMMED TAWFICK EL-BARDAI        Director                                      June 26, 2002
-------------------------------
    MOHAMMED TAWFICK EL-BARDAI

/s/ DALE HANSON                       Director                                      June 26, 2002
-------------------------------
    DALE HANSON

/s/ FRANK MEYER                       Director                                      June 24, 2002
-------------------------------
    FRANK MEYER

/s/ WILLIAM SMALL                     Director                                      June 26, 2002
-------------------------------
    WILLIAM SMALL

/s/ EMAD ZIKRY                        Director                                      June 24, 2002
-------------------------------
    EMAD ZIKRY

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Quality Systems, Inc.

We have audited the accompanying consolidated balance sheet of Quality Systems, Inc. as of March 31, 2002, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Systems, Inc. as of March 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Quality Systems, Inc. for the year ended March 31, 2002. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                        /s/ Grant Thornton LLP

Irvine, California
May 22, 2002

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Quality Systems, Inc.

We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. and subsidiary as of March 31, 2001, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years ended March 31, 2001 and 2000. Our audits also included the financial statement schedule for the years ended March 31, 2001 and 2000, listed in the Index of Item 14. (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quality Systems, Inc. and subsidiary as of March 31, 2001, and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended March 31, 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ Deloitte & Touche LLP

Costa Mesa, California
May 22, 2001

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except for per share data)

                                                                     -------------------
                                                                          March 31,
                                                                       2002        2001
----------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $25,443     $18,471
   Short-term investments                                                255         258
   Accounts receivable, less allowance for doubtful accounts
     of $813 and $1,335, respectively                                 13,695      13,335
   Inventories, net                                                    1,118       1,030
   Deferred tax assets                                                 1,368       1,566
   Other current assets                                                1,013         532
                                                                     -------------------
     Total current assets                                             42,892      35,192

Equipment and improvements, net                                        1,578       1,819
Capitalized software costs, net                                        2,103       1,769
Deferred tax assets                                                    2,778       2,960
Goodwill                                                               1,840       1,840
Other assets, net                                                        952       1,303
                                                                     -------------------
     Total assets                                                    $52,143     $44,883
                                                                     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $ 2,657     $ 1,829
   Deferred revenue                                                    6,155       5,595
   Other current liabilities                                           3,281       3,572
                                                                     -------------------
         Total liabilities                                            12,093      10,996
                                                                     -------------------
Commitments and contingencies (Note 9)

Shareholders' equity:
   Common stock, $0.01 par value, 20,000 shares authorized,
     6,105 and 5,987 shares issued and outstanding, respectively          61          60
   Additional paid-in capital                                         34,674      33,780
   Retained earnings                                                   5,315          47
                                                                     -------------------
     Total shareholders' equity                                       40,050      33,887
                                                                     -------------------
     Total liabilities and shareholders' equity                      $52,143     $44,883
---------------------------------------------------------------------===================

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (in thousands, except per share amounts)

                                                                      -------------------------------
                                                                            Year Ended March 31,
                                                                        2002        2001        2000
-----------------------------------------------------------------------------------------------------
Net revenues:
   Sales of computer systems, upgrades and supplies                   $22,520     $19,935     $19,247
   Maintenance and other services                                      21,902      20,001      17,126
                                                                      -------------------------------
                                                                       44,422      39,936      36,373
Cost of products and services                                          19,253      17,283      16,395
                                                                      -------------------------------
Gross profit                                                           25,169      22,653      19,978

Selling, general and administrative expenses                           13,068      13,585      12,645
Research and development costs                                          4,243       4,081       3,726
                                                                      -------------------------------
Income from operations                                                  7,858       4,987       3,607
Investment income                                                         643       1,032         759
                                                                      -------------------------------
Income before provision for income taxes                                8,501       6,019       4,366
Provision for income taxes                                              3,233       2,510       1,862
                                                                      -------------------------------
Net income and comprehensive income                                   $ 5,268     $ 3,509     $ 2,504
                                                                      ===============================
Net income per share, basic                                           $  0.87     $  0.57     $  0.40
                                                                      -------------------------------
Net income per share, diluted                                         $  0.84     $  0.57     $  0.40
                                                                      -------------------------------
Weighted average shares outstanding - basic                             6,025       6,130       6,208
                                                                      -------------------------------
Weighted average shares outstanding - diluted                           6,240       6,203       6,261
-----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                      Retained
                                                     Common Shares      Additional    Earnings         Total
                                                    ----------------     Paid-in    (Accumulated    Shareholders'
                                                    Number    Amount     Capital       Deficit)        Equity
-----------------------------------------------------------------------------------------------------------------
Balance at April 1, 1999                            6,214      $ 62      $ 35,568      $(5,966)       $ 29,664

Exercise of stock options                               4        --            25           --              25
Tax benefit resulting from stock options               --        --             1           --               1
Purchases of common stock                             (17)       --          (111)          --            (111)

Net income                                             --        --            --        2,504           2,504
                                                   --------------------------------------------------------------
Balance at March 31, 2000                           6,201        62        35,483       (3,462)         32,083

Exercise of stock options                              22        --           152           --             152
Tax benefit resulting from stock options               --        --             7           --               7
Purchases of common stock                            (236)       (2)       (1,862)          --          (1,864)

Net income                                             --        --            --        3,509           3,509
                                                   --------------------------------------------------------------
Balance at March 31, 2001                           5,987        60        33,780           47          33,887

Exercise of stock options                             118         1           795           --             796
Tax benefit resulting from stock options               --        --            99           --              99
Net income                                             --        --            --        5,268           5,268
                                                   --------------------------------------------------------------
Balance at March 31, 2002                           6,105      $ 61      $ 34,674      $ 5,315        $ 40,050
-----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         ------------------------------------
                                                                                 Year Ended March 31,
                                                                           2002          2001         2000
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                               $  5,268      $  3,509      $  2,504
   Adjustments to reconcile net income to net
   cash provided by operating activities:
         Depreciation                                                         807           723           574
       Amortization                                                         1,279         1,974         1,630
         Provision for bad debts                                              497         1,272           529
       Loss on short-term investments and other                                 3            19           111
       Deferred income taxes                                                  380           582        (1,088)
         Changes in:
                  Accounts receivable                                        (857)         (897)       (1,751)
                  Inventories                                                 (88)          (20)         (238)
                  Other current assets                                       (481)         (102)         (176)
                  Accounts payable                                            828           583          (567)
                  Deferred revenue                                            560           (96)        1,207
           Other current liabilities                                           22        (1,436)          859
                                                                         ------------------------------------
Net cash provided by operating activities                                   8,218         6,111         3,594
                                                                         ------------------------------------
Cash flows from investing activities:
   Additions to capitalized software costs                                 (1,477)       (1,063)       (1,130)
   Additions to equipment and improvements                                   (565)         (778)         (588)
   Change in other assets                                                      --           (13)          (60)
                                                                         ------------------------------------
Net cash used in investing activities                                      (2,042)       (1,854)       (1,778)
                                                                         ------------------------------------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                    796           152            25
   Purchases of common stock                                                   --        (1,864)         (111)
                                                                         ------------------------------------
Net cash provided by (used in) financing activities                           796        (1,712)          (86)
                                                                         ------------------------------------
Net increase in cash and cash equivalents                                   6,972         2,545         1,730
Cash and cash equivalents, beginning of year                               18,471        15,926        14,196
                                                                         ------------------------------------
Cash and cash equivalents, end of year                                   $ 25,443      $ 18,471      $ 15,926
-------------------------------------------------------------------------====================================

Supplemental Information - During fiscal 2002, 2001 and 2000 the Company made income tax payments of $3,386, $2,779 and $2,421, respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

1. Description of Business

      Quality Systems, Inc., comprised of the QSI Division ("QSI Division") and a wholly-owned subsidiary, NextGen Healthcare Information Systems, Inc. ("NextGen Division") (collectively, the "Company"), develop and market proprietary healthcare information systems that automate medical and dental group practices, community health centers, physician hospital organizations, management service organizations, and dental schools. The Company's proprietary software systems include general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, electronic medical records, dental charting and letter generation. In addition to providing fully integrated solutions, the Company provides its clients with comprehensive hardware and software maintenance and support services, system training services and electronic claims submission services. The Company's principal administrative, accounting and QSI Division operations are located in Irvine, California. The principal office of the Company's NextGen Division is located in Horsham, Pennsylvania.

2. Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company amounts and transactions have been eliminated.

      Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America.

      Revenue Recognition. The Company recognizes revenue pursuant to Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company generates revenues from licensing rights to use its software products directly to end-users and value-added resellers (VARs). The Company also generates revenues from sales of hardware and third party software, and implementation, training, software customization and post-contract support ("maintenance") services performed for customers who license the Company's products. A typical system contract contains multiple elements of two or more of the above items. In accordance with SOP 97-2, revenue is allocated to each element of the contract based on vendor specific objective evidence of each element's fair market value. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software are generally recognized upon shipment and transfer of title. Revenue from implementation, training and software customization services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period.

      In some situations, certain system sales contracts contain payment terms based on the performance of certain milestones. License and hardware revenues for such contracts are recognized using the percentage of completion or completed contract method, as appropriate.

      License arrangements with VARs generally do not provide for returns, and therefore, license revenues to VARs are generally recognized upon shipment.

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

      Trading securities are carried in the balance sheet at fair market value and unrealized gains and losses are recorded in the statement of operations. Available-for-sale securities are carried in the balance sheet at fair market value; realized gains and losses are recorded in the statement of operations when they are earned or incurred, and unrealized gains and losses, net of tax effect, are recognized as a component of shareholders' equity. Held to maturity securities are carried in the balance sheet at cost (unless there are declines in the values of individual securities that are not due to temporary declines), and realized gains and losses are recorded in the statement of operations in the period that they are earned or incurred. Realized gains and losses from investment transactions are determined on a specific identification basis.

      Accounts Receivable. The Company provides credit terms typically ranging from thirty days to twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management's estimate of the probability of collection for certain troubled accounts. General reserves are established based on the Company's historical experience of bad debt expense and the aging of the Company's accounts receivable balances net of specifically reserved accounts. Accounts are written off as uncollectible only after the Company has exhausted all possible means of collection.

      Included in accounts receivable are amounts related to maintenance and services which were billed but not yet rendered as of the end of the fiscal year. Undelivered maintenance and services are included on the balance sheet in deferred revenue.

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

      Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are amortized on a straight line basis over the estimated economic life of the related product, generally three years. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

      Goodwill and Intangible Assets. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") effective April 1, 2001. The new statement applies to the amortization of goodwill and other intangible assets. The Company has ceased amortizing amounts related to goodwill starting April 1, 2001. The balance of goodwill is related to the Company's NextGen Division. The Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of April 1, 2001 was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows. On an ongoing basis, the Company intends to evaluate the carrying amount of goodwill as of June 30 of each year.

      Long Lived Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at March 31, 2002.

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

      The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods presented.

      (in thousands except per share amounts)             -----------------------------
                                                                Year Ended March 31,
                                                            2002       2001       2000
      ---------------------------------------------------------------------------------
      Net income                                           $5,268     $3,509     $2,504
                                                           ----------------------------
      Basic net income per common share:
        Weighted average of common shares outstanding       6,025      6,130      6,208
                                                           ----------------------------
      Basic net income per common share                    $ 0.87     $ 0.57     $ 0.40
                                                           ============================
      Diluted net income per share:
        Weighted average of common shares outstanding       6,025      6,130      6,208
        Weighted average of common shares equivalents:
           Weighted average options outstanding               215         73         53
                                                           ----------------------------
        Weighted average number of common and
           common equivalent shares                         6,240      6,203      6,261
                                                           ----------------------------
      Diluted net income per common share                  $ 0.84     $ 0.57     $ 0.40
      -----------------------------------------------------=============================

      Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), as amended.

      Segment Disclosures. The Company presents reporting information regarding operating segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, and the percentage of completion related to certain service revenues. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      New Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial condition, results of operations or cash flows.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements.

      Reclassifications. Certain reclassifications have been made to prior years' balances to conform with the 2002 presentation.

3.    Intangible Assets

As of March 31, 2002, the Company had the following amounts related to intangible assets with determinable lives. Under SFAS No. 142, these intangible assets will continue to be amortized over their estimated lives as seen below:

     (in thousands)                                                       ----------------------------------------------------
                                                                          Gross Carrying      Accumulated       Net Intangible
                                                                               Amount         Amortization          Assets
      ------------------------------------------------------------------------------------------------------------------------
      Developed technology (5 yrs)                                             $1,300           $(1,285)             $   15

      Capitalized software development (3 yrs)                                 $6,663           $(4,560)             $2,103
                                                                          ----------------------------------------------------
      Total amortized intangible assets                                        $7,963           $(5,845)             $2,118
      ------------------------------------------------------------------------------------------------------------------------

      ------------------------------------------------------------------------------------------------------------------------
      Aggregate amortization expense twelve months ended March 31, 2002                                              $1,280
      ------------------------------------------------------------------------------------------------------------------------


The following table represents the total estimated amortization of intang ible assets with determinable lives:

          ------------------------------------------------------------------

                                            Estimated Amortization Expense
           For the year ended March 31,             (in thousands)
          ------------------------------------------------------------------
                       2003                          $    1,085
                       2004                          $      712
                       2005                          $      321

          ------------------------------------------------------------------

The following is reconciliation of reported net income adjusted for adoption of SFAS No. 142 for the years ended March 31, 2002 and 2001:

                                           ---------------------------------
                                                2002             2001
          ------------------------------------------------------------------

          Reported net income                    $  5,268       $  3,509
          Addback:
          Goodwill amortization                        --            400
                                           ---------------------------------
          Adjusted net income                    $  5,268       $  3,909
                                           =================================
          Basic earnings per share:
          Reported net income                    $   0.87       $    .57
          Goodwill amortization                        --            .07
                                           ---------------------------------
          Adjusted net income                    $   0.87       $   0.64
                                           =================================
          Diluted earnings per share:
          Reported net income                    $   0.87       $   0.57
          Goodwill amortization                        --            .06
                                           ---------------------------------
          Adjusted net income                    $   0.87       $   0.63
          ---------------------------------=================================

4.    Cash Equivalents and Short-Term Investments

      At March 31, 2002 and 2001, the Company had cash equivalents of $25.4 million and $18.5 million, respectively, invested in a major national brokerage firm's institutional fund that specializes in U.S. government securities and commercial paper with high credit ratings. At March 31, 2002 and 2001, all short-term investments consist of trading securities with a market value of $255,000 and $258,000, respectively. The Company bears no off-balance sheet risk on its investments.

      Investment income for each of the three years ended March 31, 2002 consists of the following:

         (in thousands)                         ------------------------------------
                                                         Year Ended March 31,
                                                  2002         2001          2000
         ---------------------------------------------------------------------------
         Interest income                        $    665    $    1,012     $    783
         Net unrealized gains (losses)               (22)           15          (24)
         Other                                         0             5            0
                                                ------------------------------------
                                                $    643    $    1,032     $    759
         ---------------------------------------====================================

5.    Capitalized Software Costs

      Information related to net capitalized software costs is as follows:

           (in thousands)                              -----------------------
                                                         Year Ended March 31,
                                                         2002            2001
           -------------------------------------------------------------------
           Beginning of year                           $ 1,769         $ 1,984
           Capitalized                                   1,477           1,063
           Amortization                                 (1,143)         (1,278)
                                                       -----------------------
           End of year                                 $ 2,103         $ 1,769
           --------------------------------------------=======================

           (in thousands)                              -----------------------
                                                         Year Ended March 31,
                                                         2002            2001
           -------------------------------------------------------------------
           Total capitalized development costs         $ 6,663        $  6,055
           Accumulated amortization                     (4,560)         (4,286)
           (in thousands)                              -----------------------
           Net capitalized software                    $ 2,103        $  1,769
           --------------------------------------------=======================

6.    Composition of Certain Financial Statement Captions

   (in thousands)                                                                           -----------------------
                                                                                             Year Ended March 31,
                                                                                              2002           2001
-------------------------------------------------------------------------------------------------------------------
   Accounts receivable:
   Accounts receivable, excluding undelivered maintenance and services                      $ 11,258      $ 12,270
   Undelivered maintenance and services billed in advance, included in deferred revenue        3,250         2,400
   Reserve for bad debts                                                                        (813)       (1,335)
                                                                                            -----------------------
   Net accounts receivable                                                                  $ 13,695      $ 13,335
                                                                                            -----------------------
   Inventories:
   Computer systems and components, net of reserve for obsolescence of $127 and
      $56, respectively                                                                     $    802      $    679
   Replacement parts for certain client systems, net of accumulated amortization of
      $674 and $633, respectively                                                                266           309
   Miscellaneous parts and supplies                                                               50            42
                                                                                            -----------------------
                                                                                            $  1,118      $  1,030
                                                                                            =======================

   EQUIPMENT AND IMPROVEMENTS:
   Computers and electronic test equipment                                                  $  4,007      $  3,764
   Furniture and fixtures                                                                      1,253         1,092
   Vehicles                                                                                        8             8

   Leasehold improvements                                                                        139           139
                                                                                               5,407         5,003
   Accumulated depreciation and amortization                                                  (3,829)       (3,184)
                                                                                            -----------------------
                                                                                            $  1,578      $  1,819
                                                                                            =======================
   OTHER ASSETS:
   Intangible assets, net                                                                   $     15      $    152
   Deferred compensation plan assets                                                             721           967
   Other assets                                                                                  216           184
                                                                                            -----------------------
                                                                                            $    952      $  1,303
                                                                                            =======================

   OTHER CURRENT LIABILITIES:
   Accrued payroll and related expenses                                                     $  1,675      $  1,373
   Deferred compensation                                                                         721           967
   Income taxes payable                                                                          229           380
   Other accrued expenses                                                                        755           852
                                                                                            -----------------------
                                                                                            $  3,380      $  3,572
--------------------------------------------------------------------------------------------=======================

7.    Income Taxes

      The provision for income taxes consists of the following components:

            (in thousands)                  --------------------------------
                                                  Year Ended March 31,
                                             2002         2001        2000
           -----------------------------------------------------------------
            Federal:
              Current taxes                 $ 1,849      $1,823     $ 2,308
              Deferred taxes                  1,043         500        (808)
                                            --------------------------------
                                              2,892       2,323       1,500
                                            --------------------------------
            State:
              Current taxes                   1,004         105         642
              Deferred taxes                   (663)         82        (280)
                                            --------------------------------

                                                341         187         362
                                            --------------------------------
                                            $ 3,233      $2,510     $ 1,862
           ---------------------------------================================

The provision for income taxes differs from an amount computed at the Federal statutory rate as follows:

                                                          --------------------------
                                                              Year Ended March 31,
                                                          2002       2001       2000
            ------------------------------------------------------------------------
            Federal income tax statutory rate               34%        34%       34%
            Increases (decreases) resulting from:
              Non-deductible amortization of Goodwill       --        2.8%      3.6%
                 State income taxes                        4.6%       4.4%      5.0%
              Other                                        (.6%)       .5%       --
                                                          --------------------------
            Effective income tax rate                       38%      41.7%     42.6%
            ----------------------------------------------==========================

      The net deferred tax assets in the accompanying consolidated balance sheets consist of the following at March 31, 2002 and 2001:

          (in thousands)

                                                                   --------------------
                                                                    2002         2001
            ---------------------------------------------------------------------------
            Deferred tax assets:
                 Accounts receivable                               $ 1,025      $ 1,062
                 Inventories                                           131           80
                 Purchased in-process research and development       2,823        2,872
                 Intangible assets                                     147          173
                 Accrued compensation                                  400          275
                 Accrued liability for deferred compensation           409          348
                 Other                                                  32          166
                                                                   --------------------
                                                                   $ 4,967      $ 4,976
                                                                   --------------------
            Deferred tax liabilities:
                 Accelerated depreciation                          $  (113)     $   (52)
                 Capitalized software                                 (513)        (369)
                 Deferred revenue                                     (195)          --
                 Inventories                                            --          (17)
                 Equipment and improvements                             --          (12)
                                                                   --------------------
                                                                      (821)        (450)
                                                                   --------------------
                                                                   $ 4,146      $ 4,526
            -------------------------------------------------------====================

      The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items which give rise to the deferred amount.

8. Employee Benefit Plans

      The Company has a profit sharing and retirement plan (collectively, the "Retirement Plans") for the benefit of substantially all of their employees. Participating employees may defer up to 15% of their compensation per year. The Company's annual contribution is determined by the Company's Board of Directors, and the Retirement Plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $116,000, $77,000 and $73,000 were made by the Company to the Retirement Plan for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

      During the fiscal year ended March 31, 1994, the Company initiated a deferred compensation plan (the "Deferral Plan") for the benefit of officers and key employees. Participating employees may defer all or a portion of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees. Each participating employee's deferred compensation and share of Company contributions has been invested in a life insurance policy which has death benefit and mutual fund features. Investment decisions are made by each participating employee from a family of mutual funds. The Company is the owner and beneficiary of the life insurance policies and has an obligation to pay the greater of the death benefit or the net cash surrender value upon each employee's death or termination. The net cash surrender value of the life insurance policies and the related Company obligation for deferred compensation was $721,000 and $967,000 at March 31, 2002 and 2001, respectively. The Company made contributions of $12,000, $11,000 and $10,000 to the Deferral Plan for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

9.    Employee Stock Option Plans

      During fiscal 1990, the Company's shareholders approved a stock option plan (the "1989 Plan") under which 1,000,000 shares of Common Stock have been reserved for the issuance of options. The 1989 Plan provides that salaried officers, key employees and non-employee directors of the Company may, at the discretion of the Board of Directors, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the option grant date. Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1989 Plan terminated on June 30, 1999, however there remain granted 103,595 outstanding options at March 31, 2002 under the 1989 Plan which remain eligible for exercise until the expiration of their respective terms.

      In September 1998, the Company's shareholders approved a stock option plan (the "1998 Plan") under which 1,000,000 shares of Common Stock have been reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Company's Board of Directors at the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At March 31, 2002, 576,300 shares were available for future grant under the 1998 Plan. As of March 31, 2002, there were 391,888 outstanding options related to this plan.

      A summary of option transactions under the 1989 & 1998 Plans for the three years ended March 31, 2002 is as follows:

                                                                     ----------------------------------------
                                                                                             Weighted Average
                                                                       Number of Shares       Exercise Price
       ------------------------------------------------------------------------------------------------------
       Outstanding, March 31, 1999 (53,821 exercisable at a
          weighted average price of $7.09)                                  180,282               $   7.04
       Granted (weighted average fair value of $3.51)                       220,250                   6.58
       Exercised                                                             (4,625)                  5.52
       Cancelled                                                            (23,048)                  6.86
                                                                     ----------------------
       Outstanding, March 31, 2000 (107,867 exercisable at a
         weighted average price of $7.11)                                   372,859               $   6.80
       Granted (weighted average fair value of $2.57)                       179,010                   7.97
       Exercised                                                            (22,512)                  6.73
       Cancelled                                                            (50,859)                  7.73
                                                                     ----------------------
       Outstanding, March 31, 2001 (143,429 exercisable at a
         weighted average price of $6.76)                                   478,498               $   7.16
       Granted (weighted average fair value of $5.97)                       139,940                  11.99
       Exercised                                                           (117,205)                  6.83
       Cancelled                                                             (5,750)                  6.74
                                                                     ----------------------
       Outstanding, March 31, 2002 (156,551 exercisable at a
       weighted average price of $7.04)                                     495,483               $   8.61
       --------------------------------------------------------------========================================

      The outstanding stock options vest ratably over a four-year period commencing from the respective option grant dates. Stock options outstanding at March 31, 2002 are summarized as follows:

                                    -----------------------------------------------------------------------------------
                                                              Number               Weighted Avg.           Weighted
                                    Range of Exercise     Outstanding at      Remaining Contractual    Average Exercise
                                         Prices           March 31, 2002            Life (Yrs.)             Price
       ----------------------------------------------------------------------------------------------------------------
       Options Outstanding          $ 3.69 - $ 6.25           72,500                   2.0                 $   6.06
                                    $ 6.38 - $ 7.75          253,668                   2.1                 $   7.39
                                    $ 9.13 - $ 12.99         169,315                   4.0                 $  11.54
                                                             -------
                                                             495,483                   2.7                 $   8.61
                                                             =======
       ----------------------------------------------------------------------------------------------------------------

                                    ---------------------------------------------------------
                                                              Number            Weighted
                                        Range of          Exercisable at        Average
                                     Exercise Prices      March 31, 2002     Exercise Price
       --------------------------------------------------------------------------------------
       Options Exercisable          $ 3.69 - $ 6.25            38,000          $   5.97
                                    $ 6.38 - $ 7.75           108,957          $   7.20
                                    $ 9.13 - $ 12.99            9,594          $   9.51
                                                              -------
                                                              156,551          $   7.04
                                                              =======
       --------------------------------------------------------------------------------------

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

      The Company's fair value calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life - twelve months following full vesting or approximately 60 months from the date of the grant; stock volatility - ranging from 55% to 57% in fiscal 2002, and 50% to 60% in both fiscal 2001 and 2000; risk free interest rates of 3.5% to 4.5% in fiscal 2002, 5.0% in 2001, and 6.0% in fiscal 2000; and, no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $4,707,000 or $0.78 per share in fiscal 2002, $3,169,000 or $0.52 per share in fiscal 2001, and $2,111,000 or
$0.34 per share in fiscal 2000. These amounts are based on calculated values for option awards in fiscal 2002, 2001 and 2000 of $884,000, $461,000 and $775,000,
respectively.

10.   Commitments and Contingencies

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

      Merits-related discovery in the action, which had been stayed pending the appointment of class counsel, is now ongoing. In March 2002, defendant Graeme H. Frehner and certain other defendants not affiliated with the Company were dismissed from the action with prejudice by stipulated order.

      The parties are scheduled to appear in court for the next status conference on October 22, 2002. Trial in the action has been set for March 24, 2003.

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

      Rental Commitments. The Company leases its facilities and offices under irrevocable operating lease agreements expiring at various dates through March 2009. The Company has rental commitments under these agreements in fiscal 2003, 2004, 2005, 2006, 2007 and thereafter of $825,000, $1,010,000, $1,085,000,
$768,000, $576,000, and $896,000, respectively. The total rental commitments is $5,160,000. Total rental expense for all operating leases was $897,000, $914,000 and $901,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

11.   Stock Repurchase Plan

      The Company had a stock repurchase plan in place that expired on June 7, 2001 in which the Company repurchased 345,800 shares at a cash cost of $2,494,000. In October 2001, the Company's Board of Directors authorized the repurchase on the open market of up to 5% of the shares of the Company's outstanding Common Stock, subject to compliance with applicable laws and regulations. This authorization expires on the date of the Fiscal 2003 Annual Shareholders meeting. As of March 31, 2002, the Company has not repurchased any shares. The Company's management could, in the exercise of its judgment, decide not to effect any repurchases, or to repurchase fewer shares than authorized.

12.   Fair Value of Financial Instruments

      The Company's financial instruments include cash, accounts receivable, accounts payable, deferred revenue, and accrued liabilities. Management believes that the fair value of cash, accounts receivable, accounts payable, deferred revenue, and accrued liabilities approximate the carrying values due to the short-term nature of these instruments.

13.   Operating Segment Information

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

      Operating segment data for the three years ended March 31, was as follows:

      (in thousands)                      ----------------------------------------------------------------------------------
                                                               NextGen (formerly         Unallocated
                                             QSI Division     MicroMed) Division      Corporate Expenses        Consolidated
      ----------------------------------------------------------------------------------------------------------------------
      Year Ended March 31, 2002
        Revenue                                $   17,224         $    27,198                     --            $    44,422
        Operating Income (Loss)                $    5,196         $     4,656              $  (1,994)           $     7,858

      Year Ended March 31, 2001
        Revenue                                $   17,225         $    22,711                     --            $    39,936
        Operating Income (Loss)                $    3,231         $     3,662              $  (1,906)           $     4,987

      Year Ended March 31, 2000
        Revenue                                $   18,955         $    17,418                     --            $    36,373
        Operating Income (Loss)                $    3,230         $     2,346              $  (1,969)           $     3,607
      ----------------------------------------------------------------------------------------------------------------------

      In fiscal 2001, management adopted certain internal allocation conventions for use in the reporting the performance of individual operating divisions on a go-forward basis. Although these conventions were not applied during the fiscal year 2000, management has estimated the segment disclosures and related corporate costs for the respective periods.

14.   Selected Quarterly Operating Results (unaudited)

      The following table presents quarterly unaudited consolidated financial information for the eight quarters in the period ended March 31, 2002. Such information is presented on the same basis as the annual information presented in other sections of this report. In management's opinion, this information reflects all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for these periods.

                              COMPARISON BY QUARTER

      (in thousands)                         ----------------------------------------------------------------------------
                                                                  Quarter Ended (Unaudited)
      -------------------------------------------------------------------------------------------------------------------
                                             6/30/00  9/30/00   12/31/00  3/31/01   6/30/01   9/30/01  12/31/01   3/31/02
                                             ----------------------------------------------------------------------------
      Systems, upgrades and supplies sales   $4,395   $ 4,794   $ 5,230   $ 5,516   $ 5,594   $ 5,110   $ 5,458   $ 6,358
      Maintenance and other                   4,867     4,869     5,103     5,162     5,315     5,387     5,585     5,615
                                             ----------------------------------------------------------------------------
                                              9,262     9,663    10,333    10,678    10,909    10,497    11,043    11,973
      Costs of products and services          4,032     4,363     4,459     4,429     4,734     4,547     4,900     5,072
                                             ----------------------------------------------------------------------------
                                              5,230     5,300     5,874     6,249     6,175     5,950     6,143     6,901
      Selling, General, & Administrative      3,365     3,244     3,451     3,525     3,245     3,294     3,019     3,510
      Research & Development                  1,005       974     1,010     1,092     1,107     1,000     1,057     1,079
                                             ----------------------------------------------------------------------------
                                                860     1,082     1,413     1,632     1,823     1,656     2,067     2,312
      Investment Income                         246       251       261       274       206       190       147       100
                                             ----------------------------------------------------------------------------
                                              1,106     1,333     1,674     1,906     2,029     1,846     2,214     2,412
      Provision for Income Taxes                481       589       708       732       771       714       832       918
      Net Income                             $  625   $   744   $   966   $ 1,174   $ 1,258   $ 1,132   $ 1,382   $ 1,494
                                             ============================================================================
      Net Income per share - Basic           $  .10   $   .12   $   .16   $   .20   $   .21   $   .19   $   .23   $   .25
      Net Income per share -
      Diluted                                $  .10   $   .12   $   .16   $   .19   $   .20   $   .18   $   .22   $   .24
      Weighted Average Shares
        Outstanding - Basic                   6,209     6,209     6,119     5,983     5,989     6,005     6,025     6,078
      Weighted Average Shares
        Outstanding - Diluted                 6,297     6,273     6,162     6,099     6,173     6,204     6,224     6,320
      -------------------------------------------------------------------------------------------------------------------

                                   Schedule II
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)

--------------------------------------------------------------------------------------------------------------------
                                                            Additions
                               Balance at      -----------------------------------
                              beginning of     Charged to costs   Charged to other                      Balance at
     Description                 period          and expenses         accounts         Deductions     End of Period
--------------------------------------------------------------------------------------------------------------------
For the year ended:
March 31, 2002                   $ 1,335           $    497            $   --            $ (1,019)      $     813
March 31, 2001                   $ 1,121           $  1,272            $   --            $ (1,058)      $   1,335
March 31, 2000                   $   754           $    529            $   --            $   (162)      $   1,121
--------------------------------------------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

10.17 Sublease Agreement between Company and Infinium Software dated February 22, 2002.

10.18    Lease Agreement between Company and HUB Properties LLC dated May 8,
         2002.