Form 10-Q
period 2002-06-30
QUALITY SYSTEMS INC
filed 2002-08-14
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-13801

                              QUALITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                   California                                  95-2888568
         (State or Other Jurisdiction of                   (I.R.S. Employer
          Incorporation or Organization)                   Identification No.)

   18191 Von Karman Avenue, Irvine California                     92612
    (Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (949) 255-2600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,122,953 shares of Common Stock, $.01 par value, as of Aug. 8, 2002.

================================================================================

                   PART I - CONSOLIDATED FINANICAL INFORMATION

Item 1. Financial Statements

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               ----------------------------
(In thousands)                                                                  June 30,          March 31,
                                                                                  2002              2002
                                                                              (unaudited)
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  28,862          $  25,443
   Short-term investments                                                             --                255
   Accounts receivable, net                                                       13,245             13,695
   Inventories, net                                                                1,019              1,118
   Deferred tax assets                                                             1,368              1,368
   Other current assets                                                              955              1,013
                                                                               ----------------------------
     Total current assets                                                         45,449             42,892

Equipment and improvements, net                                                    1,582              1,578
Capitalized software costs, net                                                    2,125              2,103
Deferred tax assets                                                                2,778              2,778
Goodwill, net                                                                      1,840              1,840
Other assets                                                                       1,022                952
                                                                               ----------------------------
     Total assets                                                              $  54,796          $  52,143
                                                                               ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $     863          $   2,657
   Deferred service revenue                                                        7,882              6,155
   Other current liabilities                                                       4,338              3,281
                                                                               ----------------------------
         Total liabilities                                                        13,083             12,093
                                                                               ----------------------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $0.01 par value, 20,000 shares authorized,
     6,111 and 6,105 shares issued and outstanding, respectively                      61                 61
   Additional paid-in capital                                                     34,711             34,674
   Retained Earnings                                                               6,941              5,315
                                                                               ----------------------------
     Total shareholders' equity                                                   41,713             40,050
                                                                               ----------------------------
     Total liabilities and shareholders' equity                                $  54,796          $  52,143
-------------------------------------------------------------------------------============================

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        ----------------------------
(In thousands except per share amounts)                                  Three Months Ended June 30,
                                                                           2002               2001
----------------------------------------------------------------------------------------------------
Net revenues:
   Sales of computer systems, upgrades and supplies                     $   6,425          $   5,594
   Maintenance and other services                                           5,882              5,315
                                                                        ----------------------------
                                                                           12,307             10,909
Cost of products and services                                               4,920              4,734
                                                                        ----------------------------
Gross profit                                                                7,387              6,175
Selling, general and administrative expenses                                3,673              3,245
Research and development costs                                              1,135              1,107
                                                                        ----------------------------
Income from operations                                                      2,579              1,823
Investment income                                                             104                206
                                                                        ----------------------------
Income before provision for income taxes                                    2,683              2,029
Provision for income taxes                                                  1,057                771
                                                                        ----------------------------
Net income                                                              $   1,626          $   1,258
                                                                        ============================
Net income per share, basic                                             $    0.27          $    0.21
                                                                        ----------------------------
Net income per share, diluted                                           $    0.26          $    0.20
                                                                        ----------------------------
Weighted average shares outstanding - basic                                 6,106              5,989
                                                                        ----------------------------
Weighted average shares outstanding - diluted                               6,332              6,173
----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             ----------------------------
(In thousands)                                                Three Months Ended June 30,
                                                               2002                2001
-----------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                   $  1,626            $  1,258
   Adjustments to reconcile net income to net
   cash provided by operating activities:
         Depreciation and amortization                            523                 532
         Loss (Gain) on short-term investments and other           20                  (5)
            Changes in:
                Accounts receivable                               450                (247)
                Inventories                                        99                 175
                Other current assets                               58                (170)
                Other assets                                      (85)                 --
                Accounts payable                               (1,794)               (277)
                Deferred service revenue                        1,727                 592
                Other current liabilities                       1,057                 (14)
                                                             ----------------------------
Net Cash Provided By Operating Activities                       3,681               1,844
                                                             ----------------------------
Cash Flows From Investing Activities:
   Proceeds from the sale of short term investments               235                  --
   Net additions to equipment and improvements                   (209)                (87)
   Additions to capitalized software costs                       (325)               (305)
                                                             ----------------------------
Net Cash Used In Investing Activities                            (299)               (392)
                                                             ----------------------------
Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                         37                  31
                                                             ----------------------------
Net Cash Provided by Financing Activities                          37                  31
                                                             ----------------------------
Net Increase in Cash and Cash Equivalents                       3,419               1,483
Cash and Cash Equivalents, beginning of period                 25,443              18,471
                                                             ----------------------------
Cash and Cash Equivalents, end of period                     $ 28,862            $ 19,954
-------------------------------------------------------------============================

Supplemental Information - During the three months ended June 30, 2002 and 2001, the Company made income tax payments, net of refunds received, of $371,000 and $669,000, respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2002 and the three months ended June 30, 2002 and 2001, have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 2002. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the June 30, 2002 presentation.

2.    Intangible Assets

The Company adopted Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets" ("FASB 142") effective April 1, 2001. In accordance with FASB 142, the Company does not amortize goodwill. The balance of goodwill is related to the Company's NextGen Healthcare Information Systems (NextGen) Division. In accordance with FASB 142, the Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2002 was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

      As of June 30, 2002, the Company had the following amounts related to intangible assets:

                                                        -----------------------------------------------------
      (In thousands)                                      Gross Carrying      Accumulated      Net Intangible
                                                              Amount          Amortization         Assets
      -------------------------------------------------------------------------------------------------------
      Developed technology (5 yrs)                            $ 1,300            $(1,300)          $     0

      Capitalized software development (3 yrs)                $ 6,988            $(4,863)          $ 2,125
                                                              -----------------------------------------------
      Total amortized intangible assets                       $ 8,288            $(6,163)          $ 2,125
      -------------------------------------------------------------------------------------------------------

      -------------------------------------------------------------------------------------------------------
      Aggregate amortization expense three months ended June 30, 2002                              $   318
      -------------------------------------------------------------------------------------------------------

      The unamortized balance of capitalized software development costs is estimated to be amortized as follows:

              ---------------------------------------------------------------------
                                                    Estimated Amortization Expense
              For the year ended March 31,                   (in thousands)
              ---------------------------------------------------------------------
                          2003                                $     851
                          2004                                $     817
                          2005                                $     457
              ---------------------------------------------------------------------

3. Stock Repurchase Plan

In October 2001, the Company's Board of Directors authorized the repurchase on the open market of up to 5% of the shares of the Company's outstanding Common stock, subject to compliance with applicable laws and regulations. There is no requirement that the Company repurchase such shares. This stock repurchase authorization expires on the date of the fiscal 2003 Annual Shareholders Meeting, currently scheduled for August 29, 2002. During the three months ended June 30, 2002, the Company did not repurchase any of its shares. Since the October 2001 authorization through June 30, 2002, no shares were repurchased.

4. Income Taxes

The provision for income taxes for the three months ended June 30, 2002 and 2001 differs from the expected combined statutory rates primarily due to the impact of the effect of varying state income tax rates.

5. Net Income Per Share

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

    (in thousands except per share amounts)                       ----------------------------
                                                                   Three Months Ended June 30,
                                                                     2002             2001
    ------------------------------------------------------------------------------------------
    Net income                                                    $   1,626        $   1,258
    Basic net income per common share:
      Weighted average of common shares outstanding                   6,106            5,989
                                                                  ----------------------------
    Basic net income per common share                             $    0.27        $    0.21
                                                                  ============================
    Diluted net income per share:
      Weighted average of common shares outstanding                   6,106            5,989
         Effect of potentially dilutive securities (options)            226              184
                                                                  ----------------------------
      Weighted average number of common and shares - Diluted          6,332            6,173
                                                                  ----------------------------
    Diluted net income per common share                           $    0.26        $    0.20
    --------------------------------------------------------------============================

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

      The Company's reportable operating segments include its NextGen Healthcare Information Systems Division and the QSI Division.

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

      Operating segment data for the quarters ended June 30, 2001 and 2002 is as follows:

                                 -------------------------------------------------------------------------------
(In thousands)                                    NextGen Healthcare
                                                  Information Systems       Unallocated
                                  QSI Division         Division          Corporate Expenses     Consolidated
----------------------------------------------------------------------------------------------------------------
Quarter ended June 30, 2002
   Revenue                          $    4,229        $     8,078                    --           $    12,307
   Operating income (loss)          $    1,166        $     2,073               $  (660)          $     2,579

Quarter ended June 30, 2001
   Revenue                          $    4,325        $     6,584                    --           $    10,909
   Operating income (loss)          $    1,177        $     1,050               $  (404)          $     1,823
----------------------------------------------------------------------------------------------------------------

7. Composition of Accounts Receivable

Included in accounts receivable are amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the consolidated balance sheet as part of the deferred revenue balance.

                                                                                   --------------------
(in thousands)                                                                            June 30,
                                                                                     2002         2001
-------------------------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE:
Accounts receivable, net of reserve for bad debts,  excluding undelivered
maintenance and services                                                           $  9,538    $ 10,403
Undelivered maintenance and services billed in advance, included in deferred
revenue                                                                               3,707       3,292
                                                                                   --------------------
Net accounts receivable                                                            $ 13,245    $ 13,695
-----------------------------------------------------------------------------------====================

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

      Company Overview

      Quality Systems, Inc., through its NextGen Healthcare Information Systems, Inc. (NextGen(1)) and QSI (QSI) divisions (collectively, the "Company"), develop and market healthcare information systems that automate medical and dental group practices, physician hospital organizations ("PHOs"), management service organizations ("MSOs"), ambulatory care centers, community health centers, and medical and dental schools. In response to the growing need for more comprehensive, cost-effective information solutions for physician and dental practices, the Company's systems enable clients to redesign office workflow processes, improve productivity, reduce information processing and administrative costs, and utilize electronic medical records to store and access patient information. The Company's proprietary

----------
(1) The Company's NextGen Division, formerly known as "MicroMed Healthcare Information Systems" or "MicroMed Division", changed its name in fiscal 2002.

software systems cover a number of important practice elements including, but not limited to, general patient information, electronic patient records, appointment scheduling, billing, insurance claims submission and processing, eligibility verification, managed care plan implementation, referral management, treatment outcome studies, treatment planning, drug formularies, dental charting, and letter generation. Several of the Company's software systems may be operated remotely using thin client connectivity or a standard web browser. In addition to providing fully integrated software solutions to its clients, the Company offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

      The Company currently has a base of approximately 700 clients, with each client generally including between one and 500 physicians or dentists. The Company believes that as healthcare providers are increasingly required to reduce costs and maintain the quality of healthcare, the Company will be able to capitalize on its strategy of providing fully integrated information systems and superior client service.

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

      The Company's QSI Division develops and markets dental practice management and medical practice management software suites utilizing a UNIX(2) operating system. Its Clinical Product Suite ("CPS") utilizes a Windows NT(3) operating system and can be fully integrated with the Company's dental practice management applications. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of an electronic patient record. In addition, the QSI Division develops and markets the Company's QUIC product suite which incorporates a variety of products that enhance the connectivity between provider and payor, and provider and patient. The QSINet Application Service Provider ("ASP")/Internet product offering is also developed and marketed in this Division. QSINet enables providers to extend patient appointment scheduling, electronic bill payment, and other functions to patients via the Internet.

      The Company's NextGen Healthcare Information Systems, Inc. Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(4) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGen(emr)), Enterprise Practice Management (NextGen(epm)), Enterprise Appointment Scheduling (NextGen(eas)), Enterprise Master Patient Index (NextGen(epi)), Managed Care, Electronic Data Interchange, System Interfaces, Internet Operability (NextGen(web)), a Patient-centric and Provider-centric Web Portal Solution (NextMD.com(5)), and a handheld product (NextGen(pda)). The Company's enterprise practice management and electronic medical records software packages can run via private intranet or via the Internet in an ASP environment.

      Enhancements to these products continued during the quarter.

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

      Fluctuation in Quarterly Operating Results. The Company's revenues and operating results have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from clients; the length of sales cycles and installation processes; the ability of the Company's clients to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; the timing of new product announcements and product introductions by the Company or its competitors; the availability and cost of system components; the financial stability of major clients; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements and to control costs; the Company's success in expanding its sales and marketing programs; deferrals of client orders in anticipation of new products, applications or product enhancements; changes in Company strategy; personnel changes; and general governmental and economic factors.

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

      There can be no assurance that the application and subsequent interpretation of these pronouncements will not further modify the Company's revenue recognition policies, or that such modifications would not have a material adverse effect on the operating results reported in any particular quarter.

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

      In response to increasing market demand, the Company is currently developing new generations of certain of its software products. There can be no assurance that the Company will successfully develop these new software products or that these products will operate successfully, or that any such development, even if successful, will be completed concurrently with or prior to introduction of competing products. Any such failure or delay could adversely affect the Company's competitive position and/or could make the Company's current products obsolete.

      Litigation. The Company faces one private Federal securities litigation action (see "Part II - Other Information, Item 1. Litigation."). At this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with this action. However, the uncertainty associated with substantial unresolved litigation may have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for the Company or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

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

      Dependence Upon Key Personnel. The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, many of whom have been with the Company for a significant period of time. The Company does not maintain key man life insurance on any of its employees. Because the Company has a relatively small number of employees when compared to other leading companies in the same industry, its dependence on retaining its employees is particularly significant. The Company is also dependent on its ability to attract high quality personnel, particularly in the areas of sales and applications development.

      The industry in which the Company operates is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company.

      The loss of the services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company may need to grant additional stock options to key employees and provide other forms of incentive compensation to attract and retain such key personnel.

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

      Critical Accounting Policies

      The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, Management evaluates estimates, including those related to revenue recognition, uncollectible accounts receivables, and intangible assets for, reasonableness. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      o     the vendor's fee is fixed or determinable; and

      o     collectibility is probable.

      In accordance with generally accepted accounting principles in the United States of America, the recognition of software license revenues is based on Management's assessment that the above criteria have been met. In general, the first two criteria are met with a signed contract and evidence that the Company has shipped its software to the customer. In those cases where undelivered elements of a system sale exists, the Company defers revenue related to the undelivered element based on vendor specific objective evidence of each element's fair value. The Company bases each element's fair value on its price list which is used in pricing all contracts. Discounts for individual elements are aggregated, and the total discount is allocated back to the individual elements in its proportion of fair value to the total contract fair value. The Company determines that the fee is fixed or determinable based on the contract terms, which specify payment terms tied to dates and not to any future deliverables. Probability of collection is based on a credit review of new customers. The timing or amount of revenue recognition may have been different if different assessments of the above criteria had been made at the time transactions were recorded in revenue.

      Valuation Allowances. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Goodwill Impairment. The Company's long-lived assets include goodwill of $1.8 million as of June 30, 2002 and 2001, respectively. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") effective April 1, 2001. The statement applies to the amortization of goodwill and other intangible assets. The Company has ceased amortizing amounts related to goodwill effective April 1, 2001. The balance of goodwill is related to the Company's NextGen Division. The Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2002 was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

      The process of evaluating goodwill for impairment involves the determination of the fair value of the relevant Company business segments. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to operations. To the extent additional information arises or the strategies of the Company change, it is possible that the Company's conclusion regarding goodwill impairment could change and result in a material effect on its financial position or results of operations.

      Results of Operations

      The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in the Company's Consolidated Statements of Income.

                                                        ----------------------------
                                                        Three Months Ended June 30,
                                                        2002                  2001
------------------------------------------------------------------------------------
Net Revenues:
  Sales of computer systems, upgrades and supplies       52.2%                 51.3%
  Maintenance and other services                         47.8                  48.7
                                                        ----------------------------
                                                        100.0                 100.0

Cost of Products and Services                            40.0                  43.4
                                                        ----------------------------
Gross Profit                                             60.0                  56.6
Selling, General and Administrative Expenses             29.8                  29.7
Research and Development Costs                            9.2                  10.1
                                                        ----------------------------
Income from Operations                                   21.0                  16.7
Investment Income                                         0.8                   1.9
                                                        ----------------------------
Income before Provision for Income Taxes                 21.8                  18.6
Provision for Income Taxes                                8.6                   7.1
                                                        ----------------------------
Net Income                                               13.2%                 11.5%
--------------------------------------------------------============================

      For the Three-Month Periods Ended June 30, 2002 and 2001

      The Company's net income for the three months ended June 30, 2002 was $1,626,000 or $0.27 per share on a basic and $.26 per share on a diluted basis, as compared to a net income of $1,258,000, or $0.21 per share on a basic and $0.20 on a diluted basis, for the three months ended June 30, 2001.

      Net Revenues. Net revenues for the three months ended June 30, 2002 increased 13% to $12.3 million from $10.9 million for the three months ended June 30, 2001. Sales of computer systems, upgrades and supplies increased 15% to $6.4 million from $5.6 million while net revenues from maintenance and other services grew 11% to $5.9 million from $5.3 million during the comparable period. The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of an increase in sales of the Company's NextGen(emr) and NextGen(epm) software. The increase in maintenance and other services revenue resulted principally from an increase in maintenance revenues generated from the Company's expanded client base, and secondarily from an increase in revenues generated from the Company's electronic data interchange services.

      Cost of Products and Services. Cost of products and services for the three months ended June 30, 2002 rose 4% to $4.9 million from $4.7 million in the prior year quarter. Cost of products and services as a percentage of net revenues decreased from 43.4% to 40.0%. The dollar increase in the cost of products and services was a result of the impact of higher labor costs associated with installation as well as increased amortization of software development expenses partially offset by a slight reduction in hardware costs. The cost of products and services as a percentage of net revenues decreased in the quarter ended June 30, 2002, largely as a result of a reduction in hardware cost of products and services as a percentage of total revenue.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2002 increased 13.2% to approximately $3.7 million as compared to $3.2 million for the three months ended June 30, 2001. Selling, general and administrative expenses as a percentage of net revenues were virtually unchanged at 29.8% as compared to 29.7% in the year earlier quarter. The increase in the dollar amount of such expenses resulted primarily from increased staffing and compensation expenses, as well as increased sales and marketing expenses at the Company's NextGen Division, and higher corporate expenses.

      Research and Development Costs. Research and development costs for the three months ended June 30, 2002 increased by 2.5% to $1,135,000 from $1,107,000 in the prior year's quarter. The modest increase in research and development costs is attributed primarily to increased investments in the NextGen(emr) and NextGen(epm) product suites. Research and development costs as a percentage of net revenues declined to 9.2% as compared to 10.1% for the quarter ended June 30, 2001. This decline was driven by the fact that revenues grew faster than the increase in research and development expense. The Company has, over time, changed the mix of its overall research and development expenditures to increase funds available for the NextGen Division while correspondingly decreasing the level of expenditure at its QSI Division. This has facilitated increased research and development spending at the NextGen Division while moderating the overall growth rate of research and development costs.

      Investment Income. Investment income for the three months ended June 30, 2002 decreased by 49.5% from approximately $206,000 to $104,000. Investment income in the quarter declined due to the lower interest rates earned on the Company's balances during the quarter vis a vis the year earlier quarter. The decrease in interest income was partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2002 was approximately $1,057,000 as compared to approximately $771,000 for the three months ended

June 30, 2001. The provision for income taxes for the three months ended June 30, 2002 and 2001 differs from the combined statutory rates primarily due to the impact of the effect of varying state income tax rates. The increase in the tax rates on a year over year basis is due, in part, to a change in the mix of Company sales generated in states with higher state tax rates.

      Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the past two quarters ended June 30, (in thousands):

                                                                       ------------------------
      (in thousands)                                                    Quarter Ended June 30,
                                                                          2002            2001
      -----------------------------------------------------------------------------------------
      Cash and cash equivalents                                         $28,862        $19,954
      -----------------------------------------------------------------------------------------
      Net increase in cash and cash equivalents during the
        quarter                                                         $ 3,419        $ 1,483
      -----------------------------------------------------------------------------------------
      Net income during the quarter                                     $ 1,626        $ 1,258
      -----------------------------------------------------------------------------------------
      Net cash provided by operations during the quarter                $ 3,681        $ 1,844
      -----------------------------------------------------------------------------------------
      Number of days of sales outstanding at start of quarter               104            114
      -----------------------------------------------------------------------------------------
      Number of days of sales outstanding at end of quarter                  98            114
      -----------------------------------------------------------------------------------------

      The Company's principal source of cash was cash provided by operations. The Company was able to generate operating cash flows significantly in excess of net income in the quarter ended June 30, 2002 primarily as a result of improved turnover of accounts receivable. Provided turnover of accounts receivable and revenues and profitability remain consistent with the quarter ended June 30, 2002, the Company anticipates being able to continue to generate cash from operations primarily from the net income of the company.

      Cash and cash equivalents increased $3,419,000 between March 31, 2002 and June 30, 2002 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $1,483,000 during the three months ended June 30, 2001, also primarily as a result of cash generated by operating activities. Also, during the quarter ended June 30, 2002, the Company liquidated approximately $235,000 in short-term equity investments, and moved those funds into accounts in cash and cash equivalent accounts.

      Net cash used in investing activities for the three months ended June 30, 2002 and 2001 was $299,000 and $392,000 respectively. Net cash used in investing activities for the three months ended June 30, 2002 consisted of additions to equipment and improvements and capitalized software and was partially offset by the proceeds from the sale of short term investments. Net cash used in investing activities for the three months ended June 30, 2001 consisted of additions to equipment and improvements and capitalized software. Management currently anticipates that additions to equipment and improvements for fiscal 2003 will be in excess of expenditures made during fiscal 2002 due to the relocation of the Company's principal administrative offices in California and the principal office of the Company's NextGen division.

      At June 30, 2002, the Company had cash and cash equivalents of $28.9 million. Except for the Company's intention to expend funds for the development of complementary products to its existing product line, new versions of certain of its products for the client-server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, and certain investments in furniture, fixtures, and equipment related to its relocation to new facilities in California and Pennsylvania, the Company has no other significant capital commitments.

      The Company believes that its cash and cash equivalents on hand at June 30, 2002, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2003.

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

99.1   Officers' Certification

Reports on Form 8-K:

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          QUALITY SYSTEMS, INC.

Date: August 12, 2002                 By: /s/ LOUIS SILVERMAN
                                         --------------------------------
                                              Louis Silverman
                                              Chief Executive Officer

Date: August 12, 2002                 By: /s/ PAUL HOLT
                                         --------------------------------
                                              Paul Holt
                                              Chief Financial Officer; Principal
                                              Accounting Officer