Form 10-Q
period 2002-09-30
QUALITY SYSTEMS INC
filed 2002-11-13
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,133,302 shares of Common Stock, $.01 par value, as of November 7, 2002

================================================================================

                   PART I - CONSOLIDATED FINANICAL INFORMATION

Item 1. Financial Statements

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


(In thousands)                                                  September 30,    March 31,
                                                                    2002           2002
                                                                 (unaudited)
                                                                -------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $29,796        $25,443
   Short-term investments                                               --            255
   Accounts receivable, net                                         13,878         13,695
   Inventories, net                                                    891          1,118
   Deferred tax assets                                               1,368          1,368
   Other current assets                                              1,239          1,013
                                                                   -------        -------
     Total current assets                                           47,172         42,892

Equipment and improvements, net                                      1,844          1,578
Capitalized software costs, net                                      2,179          2,103
Deferred tax assets                                                  2,778          2,778
Goodwill, net                                                        1,840          1,840
Other assets                                                           796            952
                                                                   -------        -------
     Total assets                                                  $56,609        $52,143
                                                                   =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $ 1,327        $ 2,657
   Deferred service revenue                                          8,326          6,155
   Other current liabilities                                         3,390          3,281
                                                                   -------        -------
         Total liabilities                                          13,043         12,093
                                                                   -------        -------
Commitments and contingencies                                           --             --
Shareholders' equity:
   Common stock, $0.01 par value, 20,000 shares authorized,
     6,130 and 6,105 shares issued and outstanding, respectively        61             61

   Additional paid-in capital                                       34,853         34,674

   Retained Earnings                                                 8,652          5,315
                                                                   -------        -------
     Total shareholders' equity                                     43,566         40,050
                                                                   -------        -------
     Total liabilities and shareholders' equity                    $56,609        $52,143
                                                                   -------        -------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Three Months Ended       Six Months Ended
                                                          September 30,           September 30,
                                                       -------------------     -------------------
                                                         2002        2001        2002        2001
                                                       -------     -------     -------     -------
Net Revenues:
   Sales of computer systems, upgrades and supplies    $ 6,814     $ 5,110     $13,239     $10,704
   Maintenance and other services                        6,180       5,387      12,062      10,702
                                                       -------     -------     -------     -------
                                                        12,994      10,497      25,301      21,406
Cost of Products and Services                            5,660       4,547      10,580       9,281
                                                       -------     -------     -------     -------
Gross Profit                                             7,334       5,950      14,721      12,125
Selling, General and Administrative Expenses             3,442       3,294       7,115       6,539
Research and Development Costs                           1,213       1,000       2,348       2,107
                                                       -------     -------     -------     -------
Income from Operations                                   2,679       1,656       5,258       3,479
Investment Income                                          123         190         227         396
                                                       -------     -------     -------     -------
Income before Provision for Income Taxes                 2,802       1,846       5,485       3,875
Provision for Income Taxes                               1,092         714       2,148       1,485
                                                       -------     -------     -------     -------
Net Income                                             $ 1,710     $ 1,132     $ 3,337     $ 2,390
                                                       =======     =======     =======     =======
Net Income per Share, basic                            $  0.28     $  0.19     $  0.55     $  0.40
                                                       =======     =======     =======     =======
Net Income per Share, diluted                          $  0.27     $  0.18     $  0.53     $  0.39
                                                       -------     -------     -------     -------


See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(In thousands)
                                                  Six Months Ended September 30,
                                                        2002           2001
                                                      --------       --------
Cash Flows from Operating Activities:
Net Income                                            $  3,337       $  2,390
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                     1,061          1,039
         Changes in:
           Accounts receivable                            (183)          (616)
           Inventories                                     227            104
           Other current assets                           (206)          (208)
           Other assets                                    141           (118)
           Accounts payable                             (1,330)          (131)
           Deferred service revenue                      2,171            532
           Other current liabilities                        10            346
                                                      --------       --------
Net Cash Provided By Operating Activities                5,228          3,338
                                                      --------       --------
Cash Flows From Investing
Activities:
   Proceeds from the sale of short term investments        235
   Net additions to equipment and improvements            (709)          (147)
   Additions to capitalized software costs                (679)          (689)
                                                      --------       --------
Net Cash Used In Investing Activities                   (1,153)          (836)
                                                      --------       --------
Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                 278            204
                                                      --------       --------
Net Cash Provided by Financing Activities                  278            204
                                                      --------       --------
Net Increase in Cash and Cash Equivalents                4,353          2,706
Cash and Cash Equivalents, beginning of period          25,443         18,471
                                                      --------       --------
Cash and Cash Equivalents, end of period              $ 29,796       $ 21,177
                                                      --------       --------

Supplemental Information - During the six months ended September 30, 2002 and 2001, the Company made income tax payments, net of refunds received, of $2,503,000 and $1,444,000, respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2002 and the three and six month periods ended September 30, 2002 and 2001, have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report on form 10-K for the fiscal year ended March 31, 2002. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform with the September 30, 2002 presentation.

2.    Intangible Assets

The Company adopted Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets" ("FASB 142") effective April 1, 2001. In accordance with FASB 142, the Company does not amortize goodwill. The balance of goodwill is related to the Company's NextGen Healthcare Information Systems (NextGen) Division. In accordance with FASB 142, the Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2002 was impaired. The fair value of the NextGen Division was determined using an estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

      As of September 30, 2002, the Company had the following amounts related to intangible assets:

      (In thousands)                            Gross Carrying  Accumulated   Net Intangible
                                                    Amount      Amortization      Assets
                                                --------------  -----------   --------------
      Capitalized software development (3 yrs)      $ 7,342       $(5,163)       $ 2,179

      Aggregate amortization expense six months ended September 30, 2002         $   619

      The unamortized balance of capitalized software development costs is estimated to be amortized as follows:

                                          Estimated Amortization Expense
         For the year ended March 31,             (in thousands)
         ----------------------------     ------------------------------
                     2003                             $ 619
                     2004                             $ 922
                     2005                             $ 548
                     2006                             $  90

3.    Stock Repurchase Plan

In October 2001, the Company's Board of Directors authorized the repurchase on the open market of up to 5% of the shares of the Company's outstanding Common stock, subject to compliance with applicable laws and regulations. There is no requirement that the Company repurchase such shares. This stock repurchase authorization expires on the date of the fiscal 2003 Annual Shareholders Meeting, currently scheduled for August 29, 2003. During the three months ended September 30, 2002, the Company did not repurchase any of its shares. Since the October 2001 authorization through September 30, 2002, no shares were repurchased.

4.    Income Taxes

The provision for income taxes for the three and six month periods ended September 30, 2002 and 2001 differs from the expected combined statutory rates primarily due to the estimated impact of the effect of varying state income tax rates.

5.    Net Income Per Share

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated.

(in thousands except per share amounts)                      Three Months Ended         Six Months Ended
                                                               September 30,              September 30,
                                                             ------------------        -------------------
                                                              2002         2001         2002         2001
                                                             ------       ------       ------       ------
Net income                                                   $1,710       $1,132       $3,337       $2,390
Basic net income per common share:
  Weighted average of common shares outstanding               6,122        5,997        6,114        5,997
                                                             ------       ------       ------       ------
Basic net income per common share                            $ 0.28       $ 0.19       $ 0.55       $ 0.40
                                                             ======       ======       ======       ======
Diluted net income per share:
  Weighted average of common shares outstanding               6,122        5,997        6,114        5,997
     Effect of potentially dilutive securities (options)        229          207          233          192
                                                             ------       ------       ------       ------
  Weighted average number of common and
     shares - Diluted                                         6,351        6,204        6,347        6,189
                                                             ------       ------       ------       ------
Diluted net income per common share                          $ 0.27       $ 0.18       $ 0.53       $ 0.39
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

      The Company's reportable operating segments include its NextGen Healthcare Information Systems Division and the QSI Division. The company's NextGen Healthcare Information Systems division sells proprietary electronic medical records software and practice management systems under the NextGen(R)(1) product name. The QSI division develops and markets dental and medical practice management software suites utlitizing a UNIX(2) operating system. Both divisions also market electronic connectivity services to their respective client basis.

      The disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs are not allocated to the individual segments by Management. The Company evaluates performance based on stand-alone segment operating income. Because the Company does not

----------
(1) NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

(2)   UNIX is a registered trademark of AT&T Corporation.

evaluate performance based on return of assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

      Operating segment data for the three and six month periods ended September 30, 2002 and 2001 is as follows:

(in thousands)                            NextGen
                                        Healthcare
                                        Information   Unallocated
                                          Systems      Corporate
                          QSI Division    Division     Expenses     Consolidated
                          ------------  ------------  ------------  ------------
Six Months Ended
September 30, 2002
  Revenue                    $ 8,632       $16,669                     $25,301
  Operating income (loss)    $ 2,302       $ 4,211      $(1,255)       $ 5,258

Six Months Ended
September 30, 2001
  Revenue                    $ 8,545       $12,861           --        $21,406
  Operating Income (Loss)    $ 2,489       $ 1,926      $  (936)       $ 3,479

Three Months Ended
September 30, 2002
  Revenue                    $ 4,403       $ 8,591           --        $12,994
  Operating Income (Loss)    $ 1,136       $ 2,138      $  (595)       $ 2,679

Three Months Ended
September 30, 2001
  Revenue                    $ 4,220       $ 6,277           --        $10,497
  Operating Income (Loss)    $ 1,312       $   877      $  (533)       $ 1,656


7.    Composition of Accounts Receivable

Included in accounts receivable are amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the consolidated balance sheet as part of the deferred revenue balance.

(in thousands)
                                                        September 30,  March 30,
                                                            2002        2002
                                                         (unaudited)
                                                        -------------  ---------
ACCOUNTS RECEIVABLE:
Accounts receivable, net of reserve for bad debts,
excluding undelivered maintenance and services             $ 9,883      $10,403
Undelivered maintenance and services billed in advance,
included in deferred revenue                                 3,995        3,292
                                                           -------      -------
Net accounts receivable                                    $13,878      $13,695
                                                           =======      =======


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

      Company Overview

      Quality Systems, Inc., through its NextGen Healthcare Information Systems, Inc. (NextGen(3)) and QSI (QSI) divisions (collectively, the "Company"), develops and markets healthcare information systems that automate medical and dental group practices, physician hospital organizations ("PHOs"), management service organizations ("MSOs"), ambulatory care centers, community health centers, and medical and dental schools. In response to the growing need for more comprehensive, cost-effective information solutions for medical and dental practices, the Company's systems allow clients the opportunity to redesign office workflow processes, improve productivity, reduce information processing and administrative costs, and utilize electronic medical records to store and access patient information. The Company's proprietary software systems cover a number of important practice elements including, but not limited to, general patient information, electronic patient records, appointment scheduling, billing, insurance claims submission and processing, eligibility verification, managed care plan implementation, referral management, treatment outcome studies, treatment planning, drug formularies, dental charting, and letter generation. Several of the Company's software systems may be operated remotely using thin client connectivity or a standard web browser. In addition to providing fully integrated software solutions to its clients, the Company offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

      The Company currently has a base of approximately 800 clients, with each client generally including between one and 500 physicians or dentists. The Company believes that as healthcare providers are increasingly required to reduce costs and maintain the quality of healthcare, the Company will be able to capitalize on its strategy of providing fully integrated information systems and superior client service.

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

      The Company's QSI Division develops and markets dental practice management and medical practice management software suites utilizing a UNIX(4) operating system. Its Clinical Product Suite ("CPS") utilizes a Windows NT(5) operating system and can be fully integrated with the Company's dental practice management applications. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of an electronic patient record. In addition, the QSI Division develops and markets the Company's QUIC product suite which incorporates a variety of products that enhance the connectivity between provider and payor, and provider and patient. The QSINet Application Service Provider ("ASP")/Internet product offering is also developed and marketed in this Division. QSINet enables providers to extend patient appointment scheduling, electronic bill payment, and other functions to patients via the Internet.

----------
(3) The Company's NextGen Division, formerly known as "MicroMed Healthcare Information Systems" or "MicroMed Division", changed its name in fiscal 2002.

(4) UNIX is a registered trademark of AT&T Corporation.

(5) Microsoft Windows, Windows NT, Windows 95, Windows 98, and Windows 2000 are registered trademarks of Microsoft Corporation.

      The Company's NextGen Healthcare Information Systems, Inc. Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(6) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGen(emr)), Enterprise Practice Management (NextGen(epm)), Enterprise Appointment Scheduling (NextGen(eas)), Enterprise Master Patient Index (NextGen(epi)), Managed Care, Electronic Data Interchange, System Interfaces, Internet Operability (NextGen(web)), a patient-centric and provider-centric Web portal solution (NextMD.com(7)), and a handheld product (NextGen(pda)). The Company's enterprise practice management and electronic medical records software packages can run via private intranet or via the Internet in an ASP environment.

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

----------

(6) NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

(7) NextMD.com is a trademark of NextGen Healthcare Information Systems, Inc.

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

      Ability to Manage Growth. The Company has in the past experienced periods of growth which have placed, and may continue to place, a significant strain on the Company's non-cash resources. The Company also anticipates expanding its overall software development, marketing, sales, support, and customer service and training capacity. In the event the Company is unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on the Company. In addition, the Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on significant expansion of its research and development, marketing and sales, management, and administrative and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

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

      Product Liability. Certain of the Company's products provide applications that relate to patient clinical information. Any failure by the Company's products to provide accurate and timely information could result in claims against the Company. In addition, a court or government agency may take the position that the Company's delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through the Company's web sites, exposes the Company to malpractice or other personal injury liability for wrongful delivery of healthcare services or erroneous health information. The Company maintains insurance to protect against claims associated with the use of its products and services, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources.

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

      Uncertainty in Healthcare Industry; Government Regulation. The healthcare industry is subject to changing political, economic and regulatory influences, which have been increasing over the past several years. This increase has the potential to heighten governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's clients.

      Healthcare providers may react to current proposals as well as the uncertainty surrounding future proposals by curtailing or deferring investments, including investments in the kinds of systems and services offered by the Company. Additionally, cost-containment measures instituted by healthcare providers and payors as a result of regulatory reform or otherwise could result in a reduction in the availability of capital funds, and such a reduction could have an adverse effect on the Company's ability to sell its systems and related services. Conversely, changes in the regulatory environment can serve to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. The Company cannot predict what impact, if any, such proposals or healthcare reforms might have on the Company's business, financial condition and results of operations.

      Numerous federal and state laws and regulations, the common law, and certain contractual obligations govern collection, dissemination, use and confidentiality of protected health information (which includes individually identifiable health information) , including but not limited to:

      o     State privacy and confidentiality laws;

      o     The Company's contracts with customers and partners;

      o     State laws regulating healthcare professionals;

      o     Medicaid laws; and

      o Requirements of the Health Insurance Portability and Accountability Act (HIPAA) of 1996 (note: while a number of HIPAA elements have been finalized, significant portions of the legislation remain to be finalized, and there exists no definitive timeline as to when these pending items will be resolved)

      Any failure by the Company or by its personnel or partners to comply with applicable elements of these or other requirements may result in a material liability to the Company.

      Although the Company has systems in place for safeguarding applicable patient health information from unauthorized disclosure which the company believes are adequate , these systems may not preclude claims against the Company for violation of applicable law or other requirements. Other third party sites or links that consumers access through the Company's web sites also may not maintain systems to safeguard this protected health information, or may circumvent systems the Company put in place to protect the protected health information from disclosure. In addition, future laws or changes in current laws may necessitate costly adaptations to the Company's systems.

      HIPAA mandates the satisfaction of national standards when electronically transmitting certain patient healthcare information, and prescribes administrative, operational, and security measures to protect the confidentiality of patient's protected health information. These proposed and finalized regulations establish new federal standards for the security and privacy of health information. The Company anticipates that these regulations may directly affect the Company's products and services, but the Company cannot fully predict the impact at this time. While HIPAA compliance requires the client to implement technological and non-technological solutions, the Company's intention is to assist in providing tools and technologies that facilitate client compliance with the final regulations, but there can be no assurance that the Company will be able to do so in a timely manner., achieving compliance with applicable regulations could be costly and distract management's attention and other resources from the Company's historical business, and any noncompliance by the Company could result in civil and criminal penalties. In addition, development of related Federal and state regulations and policies on confidentiality of health information could negatively affect the Company's business.

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

     Revenue Recognition. The Company's revenues are primarily generated from the sale of software licenses, maintenance fees, and electronic data interchange services. Revenue recognition is governed by Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Per SOP 97-2, if the arrangement does not require significant production, modification, or customization of software, revenue should be recognized when all of the following criteria are met:

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

      Goodwill Impairment. The Company's long-lived assets include goodwill of $1.8 million as of September 30, 2002 and 2001, respectively. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") effective April 1, 2001. The statement applies to the amortization of goodwill and other intangible assets. The Company has ceased amortizing amounts related to goodwill effective April 1, 2001. The balance of goodwill is related to the Company's NextGen Division. The Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of September 30, 2002 was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

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

                                                     Three Months Ended         Six Months Ended
                                                        September 30,             September 30,
                                                  ------------------------  ------------------------
                                                     2002         2001         2002         2001
                                                  (unaudited)  (unaudited)  (unaudited)  (unaudited)
                                                  -----------  -----------  -----------  -----------
Net Revenues:
  Sales of computer systems, upgrades and supplies    52.4%        48.7%        52.3%        50.0%
  Maintenance and other services                      47.6         51.3         47.7         50.0
                                                     -----        -----        -----        -----
                                                     100.0        100.0        100.0        100.0
Cost of Products and Services                         43.6         43.3         41.8         43.4
                                                     -----        -----        -----        -----
Gross Profit                                          56.4         56.7         58.2         56.6
Selling, General and Administrative Expenses          26.5         31.4         28.1         30.5
Research and Development Costs                         9.3          9.5          9.3          9.8
                                                     -----        -----        -----        -----
Income from Operations                                20.6         15.8         20.8         16.3
Investment Income                                      1.0          1.8           .9          1.8
                                                     -----        -----        -----        -----
Income before Provision for Income
Taxes                                                 21.6         17.6         21.7         18.1
Provision for Income Taxes                             8.4          6.8          8.5          6.9
                                                     -----        -----        -----        -----
Net Income                                            13.2%        10.8%        13.2%        11.2%
                                                     -----        -----        -----        -----

      For the Three-Month Periods Ended September 30, 2002 and 2001

      The Company's net income for the three months ended September 30, 2002 was $1,710,000 or $0.28 per share on a basic and $0.27 per share on a diluted basis, as compared to net income of $1,132,000, or $0.19 per share on a basic and $0.18 on a diluted basis, for the three months ended September 30, 2001.

      Net Revenues. Net revenues for the three months ended September 30, 2002 increased 24% to $13.0 million from $10.5 million for the three months ended September 30, 2001. Sales of computer systems, upgrades and supplies increased 33% to $6.8 million from $5.1 million while revenues from maintenance and other services grew 15% to $6.2 million from $5.4 million during the comparable period. The increase in revenues from sales of computer systems, upgrades and supplies was principally the result of an increase in license and services revenue at the Company's NextGen Division. The increase in maintenance and other services revenue resulted principally from an increase in maintenance revenues generated from the Company's expanded NextGen client base which represented $0.5 million of the $0.8 million dollar increase in this line item.

      Cost of Products and Services. Cost of products and services for the three months ended September 30, 2002 rose 27% to $5.7 million from $4.5 million in the prior year quarter. Cost of products and services as a percentage of net revenues increased to 43.6% from 43.3%. The dollar increase in the cost of products and services was primarily the result of a higher volume of hardware in conjunction with the increased volume of NextGenemr and NextGenepm license sales as well as the impact of higher labor costs associated with installation, training, and support. The cost of products and services as a percentage of net revenues increased slightly in the quarter ended September 30, 2002, largely as a result of an increase in the hardware component of systems sales revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2002 increased approximately 3.0% to approximately $3.4 million as compared to $3.3 million for the three months ended September 30, 2001. Selling, general and administrative expenses as a percentage of net revenues declined to 26.5% as compared to 31.4% in the year earlier quarter. The increase in the dollar amount of such expenses resulted primarily from increased staffing and compensation expenses, as well as increased sales and marketing expenses at the Company's NextGen Division.

      Research and Development Costs. Research and development costs for the three months ended September 30, 2002 increased by 21% to $1,213,000 from $1,000,000 in the prior year's quarter. The increase in research and development costs is attributed primarily to increased investments in the NextGen product suites. Research and development costs as a percentage of net revenues declined to 9.3% as compared to 9.5% for the quarter ended September 30, 2001. This decline was driven by the fact that revenues grew faster than the increase in research and development expense. The Company has, over time, changed the mix of its overall research and development expenditures to increase funds available for the NextGen Division while correspondingly decreasing the level of expenditure at its QSI Division. This has facilitated increased research and development spending at the NextGen Division while moderating the overall growth rate of research and development costs.

      Investment Income. Investment income for the three months ended September 30, 2002 decreased by 35% from approximately $190,000 to $123,000 for the three months ended September 30, 2001. Investment income in the quarter declined due to the lower interest rates earned on the Company's balances during the quarter vis a vis the year earlier quarter. The decrease in interest income was partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2002 was approximately $1,092,000 as compared to approximately $714,000 for the three months ended September 30, 2001. The provision for income taxes for the three months ended September 30, 2002 and 2001 differs from the combined statutory rates primarily due to the impact of the effect of varying state income tax rates.

For the Six-Month Periods Ended September 30, 2002 and 2001

      The Company's net income for the six months ended September 30, 2002 was $3.3 million, or $0.55 per share on a basic and $.53 per share on a diluted basis, as compared to $2.4 million, or $0.40 per share on a basic and $0.39 per share on a diluted basis for the six months ended September 30, 2001.

      Net Revenues Net revenues for the six months ended September 30, 2002 increased 18% to $25.3 million from $21.4 million for the six months ended September 30, 2001. Sales of computer systems, upgrades and supplies increased 23% to $13.2 million from $10.7 million while revenues from maintenance and other services grew 12% to $12.0 million from $10.7 million during the comparable periods. The increase in revenues from sales of computer systems, upgrades and supplies was principally the result of increases in the sales at the Company's NextGen Division. The $1.3 million dollar increase in maintenance and other services revenue resulted principally from an increase of $1.1 million in maintenance revenues from the NextGen division's growing client base.

      Cost of Products and Services. Cost of products and services for the six months ended September 30, 2002 increased 14% to $10.6 million from $9.3 million for the six months ended September 30, 2001 while cost of products and services as a percentage of net revenues decreased to 41.8% from 43.4% during the comparable periods. The cost of products and services as a percentage of net revenues decreased primarily as a result of the impact of a change in the relative mix of hardware content of systems sales slightly offset by higher labor costs. The mix of hardware content included in systems sales each quarter varies from period to period. Because gross margins from hardware are significantly lower than margins achieved from software sales, the hardware content each quarter influences the gross margins of the company either higher or lower.

      Selling, General and Administrative Expenses Selling, general and administrative expenses for the six months ended September 30, 2002 increased 9% to $7.1 million as compared to $6.5 million for the six months ended September 30, 2001. Selling, general and administrative expenses as a percentage of net revenues decreased to 28.1% from 30.5% in the year earlier period. The increase in the amount of such expenses resulted primarily from additions to sales personnel, higher commission expenses, and higher corporate expenses.

      Research and Development Costs Research and development costs for the six months ended September 30, 2002 and 2001 were $2.3 million and $2.1 million respectively. Research and development costs as a percentage of net revenues decreased to 9.3% from 9.8% due to the fact that revenues increased more quickly than R&D expense in the respective periods.

      Investment Income. Investment income for the six months ended September 30, 2002 was down 43% at approximately $227,000 compared to $396,000 in the six months ended September 30, 2001. Investment income in the six months ended September 30, 2002 declined primarily due to the effect of a drop in short term interest rates which occurred during the period. This was partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2002 was approximately $2,148,000 as compared to approximately $1,485,000 for the six months ended September 30, 2001. The provision for income taxes for the six months ended September 30, 2002 and 2001 differ from the combined statutory rates primarily due to the impact of varying state income tax rates.

      Liquidity and Capital Resources

The following table presents selected financial statistics and information for the past six months ended September 30, 2002 and 2001 (unaudited):

      (in thousands)                                               Six Months Ended September 30,
                                                                      2002             2001
      -------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                      $ 29,796         $21,177
      -------------------------------------------------------------------------------------------
      Net increase in cash and cash equivalents during the period     $  4,353         $ 2,706
      -------------------------------------------------------------------------------------------
      Net income during the period                                    $  3,337         $ 2,390
      -------------------------------------------------------------------------------------------
      Net cash provided by operations during the period               $  5,228         $ 3,338
      -------------------------------------------------------------------------------------------
      Number of days of sales outstanding at start of period                98             114
      -------------------------------------------------------------------------------------------
      Number of days of sales outstanding at end of period                  97             121
      -------------------------------------------------------------------------------------------

      The Company's principal source of cash was cash provided by operations. The Company was able to generate operating cash flows significantly in excess of net income in the quarter ended September 30, 2002 primarily as a result of improved turnover of accounts receivable. Provided turnover of accounts receivable and revenues and profitability remain consistent with the quarter ended September 30, 2002, the Company anticipates being able to continue to generate cash from operations primarily from the net income of the company.

      Cash and cash equivalents increased $4,353,000 between March 31, 2002 and September 30, 2002 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $2,706,000 during the six months ended September 30, 2001, also primarily as a result of cash generated by operating activities. Also, during the six months ended September 30, 2002, the Company liquidated approximately $235,000 in short-term equity investments, and moved those funds into cash and cash equivalent accounts.

      Net cash used in investing activities for the six months ended September 30, 2002 and 2001 was $1,153,000 and $836,000 respectively. Net cash used in investing activities for the six months ended

September 30, 2002 consisted of additions to equipment and improvements and capitalized software and was partially offset by the proceeds from the sale of short term investments. Net cash used in investing activities for the three months ended September 30, 2001 consisted of additions to equipment and improvements and capitalized software. Management currently anticipates that additions to equipment and improvements for fiscal 2003 will be in excess of expenditures made during fiscal 2002 due to the relocation of the Company's principal administrative offices in California and the relocation of the company's principal office of the Company's NextGen division.

      At September 30, 2002, the Company had cash and cash equivalents of $29.8 million. Except for the Company's intention to expend funds for the development of complementary products to its existing product line, new versions of certain of its products for the client-server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, and certain investments in furniture, fixtures, and equipment related to its relocation to new facilities in California and Pennsylvania, the Company has no other significant capital commitments at this time.

      The Company believes that its cash and cash equivalents on hand at September 30, 2002, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2003.

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

Item 4. Controls and Proceedings

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of October 31, 2002 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Merits-related discovery in the action, which had been stayed pending the appointment of class counsel, is now ongoing. In March 2002, defendant Graeme H. Frehner and certain other defendants not affiliated with the Company were dismissed from the action with prejudice by stipulated order. The parties are scheduled to appear in court for the next status conference on December 11, 2002. Trial in the action has been set for March 24, 2003.

Management is unable to assess the outcome of this case and therefore no accrual has been made to the financial statements for any loses resulting from this claim.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Securities Holders.

On August 29, 2002, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Sheldon Razin (with 4,324,588 affirmative votes and 75,934 votes withheld), Ahmed Hussein (with 4,251,972 affirmative votes and 148,550 votes withheld), Mohammed-Tawfick El-Bardai (with 4,183,554 affirmative votes and 216,968 votes withheld), Dale Hanson (with 4,391,178 affirmative votes and 9,344 votes withheld), Frank Meyer (with 4,380,528 affirmative votes and 19,994 votes withheld), William Small (with 4,325,278 affirmative votes and 75,244 votes withheld), and Emad Zikry (with 4,303,038 affirmative votes and 97,484 votes withheld)

The shareholders also ratified the appointment of Grant Thornton LLP as the independent public accountants for the Company for the fiscal year ending March 31, 2003 (with 4,383,428 affirmative votes, 16,700 against, and 394 abstaining.)

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

99.1            Officers' Certification

Reports on Form 8-K:

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     QUALITY SYSTEMS, INC.

Date: November 12 , 2002             By: /s/ LOUIS SILVERMAN
                                        ---------------------------------
                                             Louis Silverman
                                             Chief Executive Officer


Date: November 12, 2002              By: /s/ PAUL HOLT
                                        ---------------------------------
                                             Paul Holt
                                             Chief Financial Officer;
                                             Principal Accounting Officer