Form 10-Q
period 2002-12-31
QUALITY SYSTEMS INC
filed 2003-02-14
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No | |

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,139,239 shares of Common Stock, $.01 par value, as of February 12, 2003

================================================================================

                   PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                                         December 31,           March 31,
                                                                     2002 (unaudited)           2002
                                                                   --------------------  --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $33,146              $25,443
   Short-term investments                                                      --                  255
   Accounts receivable, net                                                16,488               13,695
   Inventories, net                                                           977                1,118
   Deferred tax assets                                                      1,368                1,368
   Other current assets                                                     1,105                1,013
                                                                          -------              -------
     Total current assets                                                  53,084               42,892

Equipment and improvements, net                                             1,752                1,578
Capitalized software costs, net                                             2,226                2,103
Deferred tax assets                                                         2,778                2,778
Goodwill, net                                                               1,840                1,840
Other assets                                                                  804                  952
                                                                          -------              -------
     Total assets                                                         $62,484              $52,143
                                                                          =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $ 1,875              $ 2,657
   Deferred service revenue                                                 9,739                6,155
   Other current liabilities                                                5,291                3,281
                                                                          -------              -------
         Total liabilities                                                 16,905               12,093
                                                                          -------              -------
Commitments and contingencies                                                  --                   --
Shareholders' equity:
   Common stock, $0.01 par value, 20,000 shares authorized,
     6,138 and 6,105 shares issued and outstanding, respectively               61                   61
   Additional paid-in capital                                              34,931               34,674
   Retained Earnings                                                       10,587                5,315
                                                                          -------              -------
     Total shareholders' equity                                            45,579               40,050
                                                                          -------              -------
     Total liabilities and shareholders' equity                           $62,484              $52,143
                                                                          =======              =======

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

(in thousands)                                               Three Months Ended     Nine Months Ended
                                                                December 31,           December 31,
                                                             -------------------   -------------------
                                                               2002       2001       2002       2001
                                                             --------   --------   --------   --------
Net Revenues:
   Sales of computer systems, upgrades and supplies          $  7,666   $  5,458   $ 20,905   $ 16,162
   Maintenance and other services                               6,734      5,585     18,796     16,287
                                                             --------   --------   --------   --------
                                                               14,400     11,043     39,701     32,449
Cost of Products and Services                                   6,353      4,900     16,933     14,181
                                                             --------   --------   --------   --------
Gross Profit                                                    8,047      6,143     22,768     18,268
Selling, General and Administrative Expenses                    3,918      3,017     11,033      9,556
Research and Development Costs                                  1,347      1,057      3,695      3,164
                                                             --------   --------   --------   --------
Income from Operations                                          2,782      2,069      8,040      5,548
Investment Income                                                 109        147        336        543
                                                             --------   --------   --------   --------
Income before Provision for Income Taxes                        2,891      2,216      8,376      6,091
Provision for Income Taxes                                        956        833      3,104      2,316
                                                             --------   --------   --------   --------
Net Income                                                   $  1,935   $  1,383   $  5,272   $  3,775
                                                             ========   ========   ========   ========
Net Income per Share, basic                                  $   0.32   $   0.23   $   0.86   $   0.63
                                                             ========   ========   ========   ========
Net Income per Share, diluted                                $   0.30   $   0.22   $   0.83   $   0.61

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)                                             Nine Months Ended
                                                               December 31,
                                                         -----------------------
                                                           2002            2001
                                                       --------        --------
Cash Flows from Operating Activities:
Net Income                                             $  5,272        $  3,775
   Adjustments to reconcile net income to net
   cash provided by operating activities:
            Depreciation and amortization                 1,622           1,556
            Changes in:
                    Accounts receivable                  (2,793)            467
                    Inventories                             141             258
                    Other current assets                    (92)           (317)
                    Other assets                            133              --
                    Accounts payable                       (782)           (651)
                    Deferred service revenue              3,584             524
                    Other current liabilities             2,010             336
                                                       --------        --------

Net Cash Provided By Operating Activities                 9,095           5,948
                                                       --------        --------

Cash Flows From Investing Activities:
   Proceeds from the sale of short term investments         255              --
   Net additions to equipment and improvements             (859)           (327)
   Additions to capitalized software costs               (1,045)         (1,056)
                                                       --------        --------

Net Cash Used In Investing Activities                    (1,649)         (1,383)
                                                       --------        --------

Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                  257             361
                                                       --------        --------

Net Cash Provided by Financing Activities                   257             361
                                                       --------        --------

Net Increase in Cash and Cash Equivalents                 7,703           4,926

Cash and Cash Equivalents, beginning of period           25,443          18,471
                                                       --------        --------
Cash and Cash Equivalents, end of period               $ 33,146        $ 23,397
                                                       --------        --------

Supplemental Information - During the nine months ended December 31, 2002 and 2001, the Company made income tax payments, net of refunds received, of $2,411,000 and $2,028,000, respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements as of December 31, 2002 and for the three and nine month periods ended December 31, 2002 and 2001, have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on form 10-K for the fiscal year ended March 31, 2002. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform with the December 31, 2002 presentation.

2.    Recent Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a single accounting model for the Impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued FAS No. 145, "Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FAS Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FAS Statement No. 64, which amended FAS Statement No. 4, was rescinded because it was no longer necessary. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146), which provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS 146 nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

Under SFAS 146, a liability for a cost associated with an exit or disposal activity should be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. Accounting for one-time benefits depends on whether the employee will be providing future services. In addition, a liability for costs to terminate a contract before the end of its term should be recognized and measured at its fair value at the time the entity terminates the contract in accordance with its terms. A liability for costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity should be recognized and measured at its fair value when the entity ceases to use the right conveyed by the contract.

SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact the adoption of SFAS 146 will have on its consolidated financial position or results of operations.

3.    Intangible Assets

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

      As of December 31, 2002, the Company had the following amounts related to intangible assets:

(in thousands)                                       Gross Carrying       Accumulated        Net Intangible
                                                         Amount           Amortization           Assets
                                                   ------------------- ------------------- -------------------
Capitalized software development (3 yrs)                 $ 7,408             $(5,182)            $ 2,226
                                                         -------             -------             -------

Aggregate amortization expense for the nine months ended December 31, 2002                       $   922
                                                                                                 -------

      The unamortized balance of capitalized software development costs is estimated to be amortized as follows:

                                               Estimated Amortization Expense
    For the year ending March 31,                      (in thousands)
-------------------------------------       ------------------------------------
           2003 (fourth quarter only)                        $   322
           2004                                              $ 1,059
           2005                                              $   668
           2006                                              $   177

4.    Stock Repurchase Plan

In October 2001, the Company's Board of Directors authorized the repurchase on the open market of up to 5% of the shares of the Company's outstanding Common stock, subject to compliance with applicable laws and regulations. There is no requirement that the Company repurchase such shares. This stock repurchase authorization expires on the date of the fiscal 2003 Annual Shareholders Meeting. Since the October 2001 authorization through December 31, 2002, no shares have been repurchased.

5.    Income Taxes

During the quarter ended December 31, 2002, the Company filed amended federal and state tax returns for the fiscal years ended March 31, 1998 through 2002 to take advantage of available tax credits related to the Company's research and development activities. The tax credits reported on the aforementioned returns were approximately $668,000 for federal and $266,000 for state income tax purposes. These tax credits have not yet been recorded in the income tax provision of the Company's financial statements. The provision for income tax for the quarter ended December 31, 2002 reflects estimated fiscal 2003 year-to-date research and development tax credits. Tax credits relating to previous fiscal years which have not yet been recorded will be recorded at the earlier of the amended returns having been audited or the statute of limitations running out on the amended returns (November, 2006 for the federal returns and November, 2007 for the state returns). Due to the uncertainly concerning the ultimate amount to be refunded, management has recorded a valuation allowance for the full amount of the tax credit.

The provision for income taxes for the three and nine month periods ended December 31, 2002 differ from the expected combined statutory rates primarily due to the estimated impact of varying state income tax rates, as well as research and development tax credits for fiscal 2003. The provision for income taxes for the three and nine month periods ended December 31, 2001 differs from the expected combined statutory rates primarily due to the estimated impact of varying state income tax rates.

6.    Net Income Per Share

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that the Company's outstanding options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, it later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

(in thousands, except per share amounts)                   Three Months Ended    Nine Months Ended
                                                              December 31,          December 31,
                                                           ------------------    -----------------
                                                             2002     2001         2002     2001
                                                            ------   ------       ------   ------
Net income                                                  $1,935   $1,383       $5,272   $3,775
Basic net income per common share:
   Weighted average of common shares outstanding             6,134    6,026        6,121    6,007
                                                            ------   ------       ------   ------
Basic net income per common share                           $ 0.32   $ 0.23       $ 0.86   $ 0.63
                                                            ======   ======       ======   ======
Diluted net income per common share:
   Weighted average of common shares outstanding             6,134    6,026        6,121    6,007
      Effect of potentially dilutive securities (options)      269      198          242      184
                                                            ------   ------       ------   ------
   Weighted average number of common
       shares - Diluted                                      6,403    6,224        6,363    6,191
                                                            ------   ------       ------   ------
Diluted net income per common share                         $ 0.30   $ 0.22       $ 0.83   $ 0.61

7.    Operating Segment Information

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

suites utilizing a UNIX(2) operating system. Both divisions also market electronic connectivity services to their respective client basis.

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

     Operating segment data for the three and nine month periods ended December 31, 2002 and 2001 is as follows:

                                                             NextGen Healthcare
                                                                Information             Unallocated
(in thousands)                              QSI Division      Systems Division       Corporate Expenses      Consolidated
                                            ------------      ----------------       ------------------      ------------
Nine Months Ended December 31, 2002
   Revenue                                    $13,036            $26,665                       --               $39,701
   Operating income (loss)                    $ 3,642            $ 6,470                  $(2,072)              $ 8,040

Nine Months Ended December 31, 2001
   Revenue                                    $12,918            $19,531                       --               $32,449
   Operating Income (Loss)                    $ 3,906            $ 3,125                  $(1,483)              $ 5,548
                                              -------            -------                                        -------
Three Months Ended December 31, 2002
   Revenue                                    $ 4,404            $ 9,996                       --               $14,400
   Operating Income (Loss)                    $ 1,340            $ 2,259                  $  (817)              $ 2,782

Three Months Ended December 31, 2001
   Revenue                                    $ 4,372            $ 6,671                       --               $11,043
   Operating Income (Loss)                    $ 1,417            $ 1,166                  $  (514)              $ 2,069
                                              -------            -------                                        -------

8.    Composition of Accounts Receivable

Included in accounts receivable are amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the consolidated balance sheet as part of the deferred revenue balance.

(in thousands)                                                                        December 31,
                                                                                          2002            March 31,
                                                                                      (unaudited)            2002
                                                                                      ------------       -----------
Accounts receivable:
Accounts receivable, net of reserve for bad debts,  excluding undelivered
maintenance and services                                                                  $12,004         $10,403
Undelivered maintenance and services billed in advance, included in deferred
revenue (estimated)                                                                       $ 4,484           3,292
                                                                                          -------         -------
Net accounts receivable                                                                   $16,488         $13,695
                                                                                          =======         =======

----------
(2) UNIX is a registered trademark of AT&T Corporation.

9.    Concentration of Credit Risk

The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at December 31, 2002. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

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

      The Company currently has a base of approximately 850 clients, with each client generally including between one and 500 physicians or dentists. The Company believes that as healthcare providers are increasingly required to reduce costs and maintain the quality of healthcare, the Company will be able to capitalize on its strategy of providing fully integrated information systems and superior client service.

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

      The Company's QSI Division develops and markets dental practice management and medical practice management software suites utilizing a UNIX(4) operating system. Its Clinical Product Suite ("CPS") utilizes a Windows NT(5) operating system and can be fully integrated with the Company's dental practice management applications. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of an electronic patient record. In addition, the QSI Division develops and markets the Company's QUIC and NextGen edi product suite which incorporates a variety of products that enhance the connectivity between provider and payor, and provider and patient. The QSINet Application Service Provider ("ASP")/Internet product offering is also developed and marketed in this Division. QSINet enables providers to extend patient appointment scheduling, electronic bill payment, and other functions to patients via the Internet.

      The Company's NextGen Healthcare Information Systems, Inc. Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGen(emr)), Enterprise Practice Management (NextGen(epm)), Enterprise Appointment Scheduling (NextGen(eas)), Enterprise Master Patient Index (NextGen(epi)), Managed Care, Electronic Data Interchange, System Interfaces, Internet Operability (NextGen(web)), a patient-centric and provider-centric Web portal solution (NextMD.com(6)), and a handheld product (NextGen(pda)). The Company's enterprise practice management and electronic medical records software packages can run via private intranet or via the Internet in an ASP environment.

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

      Fluctuation in Quarterly Operating Results. The Company's revenues and operating results have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from clients; the length of sales cycles and installation processes; the ability of the Company's clients to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; the timing of new product announcements and product introductions by the Company or its competitors; the availability and cost of system components; the financial stability of


----------
(4) UNIX is a registered trademark of AT&T Corporation.

(5) Microsoft Windows, Windows NT, Windows 95, Windows 98, and Windows 2000 are registered trademarks of Microsoft Corporation.

(6) NextMD.com is a trademark of NextGen Healthcare Information Systems, Inc.

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

      The Company recognizes revenue pursuant to Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). Additionally, in December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 became effective for the Company in the third quarter of fiscal 2001.

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

      Litigation. The Company faces one private Federal securities litigation action (see "Part II - Other Information, Item 1. Legal Proceedings."). At this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with these actions. However, the uncertainty associated with substantial unresolved litigation may have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for the Company or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

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

      o     Medicaid laws; and

      o Requirements of the Health Insurance Portability and Accountability Act (HIPAA) of 1996 (note: while a number of HIPAA elements have been finalized, portions of the legislation remain to be finalized, and there exists no definitive timeline as to when these pending items will be resolved).

      Any failure by the Company or by its personnel or partners to comply with applicable elements of these or other requirements may result in a material liability to the Company.

      Although the Company has systems in place for safeguarding applicable patient health information from unauthorized disclosure which the company believes are adequate, these systems may not preclude claims against the Company for violation of applicable law or other requirements. Other third party sites or links that consumers access through the Company's web sites also may not maintain systems to safeguard this protected health information, or may circumvent systems the Company put in place to protect the protected health information from disclosure. In addition, future laws or changes in current laws may necessitate costly adaptations to the Company's systems.

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

Critical Accounting Policies

      The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to revenue recognition, uncollectible accounts receivables, and intangible assets, for reasonableness. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      Valuation Allowances. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The valuation allowance is composed of both specific and general allowances. Management reviews customer accounts to determine specific valuation allowances for individual accounts and also sets general valuation allowances based on the aging of customer accounts. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Goodwill Impairment. The Company's long-lived assets include goodwill of $1.8 million as of December 31, 2002 and 2001, respectively. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") effective April 1, 2001. The statement applies to the amortization of goodwill and other intangible assets. The Company has ceased amortizing amounts related to goodwill effective April 1, 2001. The balance of goodwill is related to the Company's NextGen Division. The Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2002 was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

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

                                                                 Three Months Ended          Nine Months Ended
                                                                    December 31,                December 31,
                                                             -------------------------   -------------------------
                                                                2002          2001          2002           2001
                                                             (unaudited)   (unaudited)   (unaudited)   (unaudited)
                                                             -----------   -----------   -----------   -----------
Net Revenues:
   Sales of computer systems, upgrades and                       53.2%        49.4%          52.7%        49.8%
supplies
   Maintenance and other services                                46.8         50.6           47.3         50.2
                                                                -----        -----          -----        -----
                                                                100.0        100.0          100.0        100.0
Cost of Products and Services                                    44.1         44.4           42.7         43.7
                                                                -----        -----          -----        -----
Gross Profit                                                     55.9         55.6           57.3         56.3
Selling, General and Administrative Expenses                     27.2         27.3           27.8         29.4
Research and Development Costs                                    9.4          9.6            9.3          9.8
                                                                -----        -----          -----        -----
Income from Operations                                           19.3         18.7           20.3         17.1
Investment Income                                                 0.8          1.3            0.8          1.7
                                                                -----        -----          -----        -----
Income before Provision for Income Taxes                         20.1         20.0           21.1         18.8
Provision for Income Taxes                                        6.6          7.5            7.8          7.2
                                                                -----        -----          -----        -----
Net Income                                                       13.5%        12.5%          13.3%        11.6%
                                                                -----        -----          -----        -----

      For the Three-Month Periods Ended December 31, 2002 and 2001

      The Company's net income for the three months ended December 31, 2002 was $1,935,000 or $0.32 per share on a basic and $0.30 per share on a diluted basis, as compared to net income of $1,383,000, or $0.23 per share on a basic and $0.22 on a diluted basis, for the three months ended December 31, 2001.

      Net Revenues. Net revenues for the three months ended December 31, 2002 increased 31% to $14.4 million from $11.0 million for the three months ended December 31, 2001. Sales of computer systems, upgrades and supplies increased 40% to $7.7 million from $5.5 million while revenues from maintenance and other services grew 20% to $6.7 million from $5.6 million during the comparable period. The increase in revenues from sales of computer systems, upgrades and supplies was principally the result of an increase in license, hardware, third party software, and services revenue related to systems sales at the Company's NextGen Division. The increase in maintenance and other services revenue resulted principally from an increase in maintenance and edi revenues generated from the Company's expanded NextGen client base.

      Cost of Products and Services. Cost of products and services for the three months ended December 31, 2002 rose 31% to $6.4 million from $4.9 million in the prior year quarter. Cost of products and services as a percentage of net revenues decreased to 44.1% from 44.4%. The dollar increase in the cost of products and services was primarily the result of a higher volume of hardware associated with increased volume of NextGenemr and NextGenepm license sales as well as the impact of higher labor costs associated with installation, training, and support. The cost of products and services as a percentage of net revenues decreased slightly in the quarter ended December 31, 2002, largely as a result of a decrease in the relative hardware component of systems sales revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2002 increased approximately 30% to approximately $3.9 million as compared to $3.0 million for the three months ended December 31, 2001. Selling, general and administrative expenses as a percentage of net revenues was roughly unchanged at 27.2% as compared to 27.3% in the year earlier quarter. The increase in the dollar amount of such expenses resulted primarily from increased staffing and compensation expenses, as well as increased sales and marketing expenses at the Company's NextGen Division.

      Research and Development Costs. Research and development costs for the three months ended December 31, 2002 increased by 27% to $1,347,000 from $1,057,000 in the prior year's quarter. The increase in research and development costs is attributed primarily to increased investments in the NextGen product suites. Research and development costs as a percentage of net revenues declined to 9.4% as compared to 9.6% for the quarter ended December 31, 2001. This decline was driven by the fact that revenues grew faster than the increase in research and development expense. The Company has, over time, changed the mix of its overall research and development expenditures to increase funds available for the NextGen Division while correspondingly decreasing the level of expenditure at its QSI Division. This has facilitated increased research and development spending at the NextGen Division while moderating the overall growth rate of research and development costs.

      Investment Income. Investment income for the three months ended December 31, 2002 decreased by 26% to approximately $109,000 compared to $147,000 for the three months ended December 31, 2001. Investment income in the quarter declined due to the lower interest rates earned on the Company's balances during the quarter vis a vis the year earlier quarter. The decrease in interest income was partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2002 was approximately $956,000 as compared to approximately $833,000 for the three months ended December 31, 2001. The provision for income taxes for the three months ended December 31, 2002 and 2001 differs from the combined statutory rates primarily due to the impact of varying state income tax rates. The provision for income taxes for the three month period ended December 31, 2002 also includes the application of the estimated year to date tax credits associated with research and development activities of the Company.

For the Nine-Month Periods Ended December 31, 2002 and 2001

      The Company's net income for the nine months ended December 31, 2002 was $5.3 million, or $0.86 per share on a basic and $0.83 per share on a diluted basis, as compared to $3.8 million, or $0.63 per share on a basic and $0.61 per share on a diluted basis for the nine months ended December 31, 2001.

      Net Revenues Net revenues for the nine months ended December 31, 2002 increased 23% to $39.7 million from $32.4 million for the nine months ended December 31, 2001. Sales of computer systems, upgrades and supplies increased 29% to $20.9 million from $16.2 million while revenues from maintenance and other services grew 15% to $18.8 million from $16.3 million during the comparable period. The increase in revenues from sales of computer systems, upgrades and supplies was principally the result of increases in the sales at the Company's NextGen Division. The $2.5 million dollar increase in maintenance and other services revenue resulted principally from an increase in maintenance and edi revenues from the NextGen division's growing client base.

      Cost of Products and Services. Cost of products and services for the nine months ended December 31, 2002 increased 19% to $16.9 million from $14.2 million for the nine months ended December 31, 2001 while cost of products and services as a percentage of net revenues decreased to 42.7% from 43.7% during the comparable periods. The cost of products and services as a percentage of net revenues decreased primarily as a result of the impact of a change in the relative mix of hardware content of systems sales slightly offset by higher labor costs. The mix of hardware content included in systems sales each quarter varies from period to period. Because gross margins from hardware are significantly lower than margins achieved from software sales, the hardware content each quarter influences the gross margins of the company either higher or lower.

      Selling, General and Administrative Expenses Selling, general and administrative expenses for the nine months ended December 31, 2002 increased 15% to $11.0 million as compared to $9.6 million for the nine months ended December 31, 2001. Selling, general and administrative expenses as a percentage of net revenues decreased to 27.8% from 29.4% in the year earlier period. The increase in the dollar amount of such expenses resulted primarily from additions to sales personnel, related increased commission expenses, and higher corporate expenses.

      Research and Development Costs Research and development costs for the nine months ended December 31, 2002 and 2001 were $3.7 million and $3.2 million respectively. Research and development costs as a percentage of net revenues decreased to 9.3% from 9.8% due to the fact that revenues increased more quickly than R&D expense in the respective periods.

      Investment Income. Investment income for the nine months ended December 31, 2002 was down 38% at approximately $336,000 compared to $543,000 in the nine months ended December 31, 2001. Investment income in the nine months ended December 31, 2002 declined primarily due to the effect of a drop in short term interest rates which occurred during the period. This was partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2002 was approximately $3.1 million as compared to approximately $2.3 million for the nine months ended December 31, 2001. The provision for income taxes for the nine month period ended December 31, 2002 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, as well as tax credits associated with research and development activities of the Company occurring during fiscal 2003. The provision for income taxes for the nine month period ended December 31, 2001 differs from the combined statutory rates primarily due to the impact of varying state income tax rates.

      Liquidity and Capital Resources

The following table presents selected financial statistics and information for the past nine months ended December 31, 2002 and 2001 (unaudited):

(in thousands)                                                      Nine Months Ended December 31,
                                                                         2002            2001
                                                                        -------        -------
Cash and cash equivalents at end of period                              $33,146        $23,397
                                                                        -------        -------
Net increase in cash and cash equivalents during the period             $ 7,703        $ 4,926
                                                                        -------        -------
Net income during the period                                            $ 5,272        $ 3,775
                                                                        -------        -------
Net cash provided by operations during the period                       $ 9,095        $ 5,948
                                                                        -------        -------
Number of days of sales outstanding at start of period                      104            114
                                                                        -------        -------
Number of days of sales outstanding at end of period                        104            106


      The Company's principal source of cash was cash provided by operations. The Company was able to generate operating cash flows significantly in excess of net income in the quarter ended December 31, 2002 primarily as a result of net income and an increase in cash provided by growth in deferred revenue. Provided turnover of accounts receivable and revenues and profitability remain consistent with the quarter ended December 31, 2002, the Company anticipates being able to continue to generate cash from operations primarily from the net income of the Company.

      Cash and cash equivalents increased $7,703,000 between March 31, 2002 and December 31, 2002 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $4,926,000 during the nine months ended December 30, 2001, also primarily as a result of cash generated by operating activities. Also, during the nine months ended December 31, 2002, the Company liquidated approximately $255,000 in short-term equity investments, and moved those funds into cash and cash equivalent accounts.

      Net cash used in investing activities for the nine months ended December 31, 2002 and 2001 was $1,649,000 and $1,383,000 respectively. Net cash used in investing activities for the nine months ended December 31, 2002 consisted of additions to equipment and improvements and capitalized software and was partially offset by the proceeds from the sale of short term investments. Net cash used in investing activities for the nine months ended December 31, 2001 consisted of additions to equipment and improvements and capitalized software. Management currently anticipates that additions to equipment and improvements for fiscal 2003 will be in excess of expenditures made during fiscal 2002 due to the relocation of the Company's principal administrative offices in California and the relocation of the company's principal office of the Company's NextGen division.

      As of December 31, 2002, the Company had cash and cash equivalents of $33.1 million. Except for the Company's intention to expend funds for the development of complementary products to its existing product line, new versions of certain of its products for the client-server environment to take advantage of more powerful technologies and to enable a more seamless integration of the Company's products, and certain investments in furniture, fixtures, and equipment related to its relocation to new facilities in California and Pennsylvania, the Company has no other significant capital commitments at this time.

      The Company believes that its cash and cash equivalents on hand at December 31, 2002, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2003.

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

Item 4. Controls and Proceedings

The Company's Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of February 12, 2003 ("Evaluation Date"), that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to its management, including the Company's principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

In May 2000, plaintiffs associated in additional class legal counsel, moved for approval by the court. Upon defendants' objection, the court on August 17, 2000, denied plaintiffs' motion, and ordered plaintiffs to retain new class counsel.

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

On November 18, 2002, the parties reached an agreement to settle the consolidated action. On January 14, 2003, the court granted preliminary approval of the settlement, and approved a notice of the settlement to be mailed to shareholders who are potential class members. Shareholders who have not already requested exclusion from the class will have until March 28, 2003 to request exclusion from or opt out of the proposed settlement. The hearing for final approval of the settlement is scheduled for April 14, 2003. Upon the court's final approval of the settlement, the consolidated action will be dismissed with prejudice as to all defendants. The settlement agreement expressly provides that Quality Systems and the named defendants do not admit, and continue to deny, any and all allegations of wrongdoing.

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

                                       QUALITY SYSTEMS, INC.

Date:  February  13 , 2003             By:  /s/     LOUIS SILVERMAN
                                          --------------------------------------
                                                    Louis Silverman
                                                    Chief Executive Officer

Date:  February  13, 2003              By:  /s/     PAUL HOLT
                                          --------------------------------------
                                                    Paul Holt
                                                    Chief Financial Officer;
                                                    Principal Accounting Officer