Form 10-K
period 2003-03-31
QUALITY SYSTEMS INC
filed 2003-06-27
CIK 708818

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

                         Commission file number 0-13801

                                   ----------

                              QUALITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

          California                                             95-2888568
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          18191 Von Karman Avenue, Suite 450, Irvine, California 92612
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (949) 255-2600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 20, 2003: $103,825,924 (based on the closing sales price of the Registrant's Common Stock as reported in the NASDAQ National Market System on that date).*

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of June 20, 2003: 6,160,613.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 2003 annual meeting which is to be filed with the Commission on or before July 29, 2003.

* For purposes of this report, in addition to those shareholders which fall within the definition of "affiliates" under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant's Common Stock are deemed to be affiliates.

================================================================================

                              CAUTIONARY STATEMENT

      Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "will be," "will lead," "will assist," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," or "estimate" or variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. Other unforeseen factors not identified herein could also have such an effect. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

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

      COMPANY OVERVIEW

      Quality Systems, Inc., comprised of the QSI Division ("QSI Division") and a wholly-owned subsidiary, NextGen Healthcare Information Systems, Inc. ("NextGen(1)") (collectively, the "Company"), develops and markets healthcare information systems that automate medical and dental practices, networks of practices such as physician hospital organizations ("PHOs") and management service organizations ("MSOs"), ambulatory care centers, community health centers, and medical and dental schools. In response to the growing need for more comprehensive, cost-effective information solutions for medical and dental practices, the Company's systems enable clients to redesign office workflow processes, improve productivity, reduce information processing and administrative costs, and utilize electronic health records to store and access patient information. The Company's proprietary software systems cover a number of important practice elements including, but not limited to, general patient information, electronic patient records, appointment scheduling, billing, insurance claims submission and processing, eligibility verification, managed care plan implementation, referral management, treatment planning, drug formularies, charting, and letter generation. Several of the Company's software systems may be operated remotely using thin client connectivity or a standard web browser. In addition to providing fully integrated software solutions to its clients, the Company offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

----------

(1) The Company's NextGen Division, formerly known as "MicroMed Healthcare Information Systems" or the "MicroMed Division", changed its name in fiscal 2002.

      The Company currently has a base of approximately 800 clients, with each client including between one and 1,000 physicians or dentists. The Company believes that as healthcare providers are increasingly required to reduce costs and maintain the quality of healthcare, the Company will be able to capitalize on its strategy of providing fully integrated information systems and superior client service.

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

      The Company's QSI Division develops and markets dental practice management and medical practice management software suites utilizing a UNIX(2) operating system. Its Clinical Product Suite ("CPS") utilizes a Windows NT(3) operating system and can be fully integrated with the Company's dental practice management applications. CPS incorporates a wide range of clinical tools including but not limited to periodontal charting and digital imaging of X-ray and inter-oral camera images as part of a complete electronic patient record. The QSI Division develops and markets the Company's EDI/Connectivity product suite both within the QSI Division as well as within the NextGen Division. This product suite incorporates a variety of products that enhance the connectivity between provider and payor, and provider and patient. The QSINet Application Services Provider ("ASP")/Internet product offering is also developed and marketed in the QSI Division. QSINet enables QSI Division providers to extend patient appointment scheduling, electronic bill payment, and other functions to patients via the Internet.

      The Company's NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(4) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGen(emr)), Enterprise Practice Management (NextGen(epm)), Enterprise Appointment Scheduling (NextGen(eas)), Enterprise Master Patient Index (NextGen(epi)), Managed Care Server (NextGen(mcs)), EDI/Connectivity services (NextGenedi), System Interfaces, Internet Operability (NextGen(web)), a hand-held product (NextGen(pda)) and a Patient-centric and Provider-centric Web Portal Solution (NextMD.com(5)). The Company's enterprise practice management and electronic medical records software packages can run via private intranet or via the Internet, and can also be operated in an ASP environment Enhancements to these products continued during fiscal 2003.

      For the purposes of Statement of Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information" the Company has provided a breakdown utilizing the management approach outlined in Notes to Consolidated Financial Statements No. 13 "Operating Segment Information."

      The Company's principal executive offices are located at 18191 Von Karman Avenue, Suite 450, Irvine, California 92612 and its phone number is 949-255-2600. The Company's Internet address is www.qsii.com. The company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

      Industry Background

      To compete in the continually changing healthcare environment, providers are increasingly using technology to help maximize efficiency of their business practices, to assist in enhancing patient care, and to maintain the privacy of patient information.

      As the reimbursement environment continues to evolve, more healthcare providers enter into contracts, often with multiple entities, which define the terms under which care is administered and paid for. The diversity of payor organizations, as well as additional government regulation and changes in reimbursement models, have greatly increased the complexity of pricing, billing, reimbursement, and records management for medical and dental practices. To operate effectively, healthcare provider organizations must efficiently manage patient care and other information and workflow processes which increasingly extend across multiple locations and business entities.

----------

(2) UNIX is a registered trademark of AT&T Corporation.

(3) Microsoft Windows, Windows NT, Windows 95, Windows 98, Windows 2000 and Windows XP are registered trademarks of Microsoft Corporation.

(4) NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

(5) NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

      In response, healthcare provider organizations have placed increasing demands on their information systems. Initially, these information systems automated financial and administrative functions. As it became necessary to manage patient flow processes, the need arose to integrate "back-office" data with such clinical information as patient test results and office visits. The Company believes information systems must facilitate management of patient information incorporating administrative, financial and clinical information from multiple entities. In addition, large healthcare organizations increasingly require information systems that can deliver high performance in environments with multiple concurrent computer users.

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

      Products

      In response to the growing need for more comprehensive, cost-effective healthcare information solutions for physician and dental practices, the Company's systems provide its clients the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing the Company's proprietary software in combination with third party hardware solutions, the Company's products enable the integration of a variety of administrative and clinical information operations. Leveraging nearly 30 years of experience in the healthcare information services industry, the Company believes that it continues to distinguish its solutions by providing its clients with sophisticated, full-featured software systems along with comprehensive systems implementation, maintenance and support services.

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

      The QSI Division's character-based practice management system is available in both dental and medical versions and primarily uses the IBM RS6000(6) central processing unit and IBM'S AIX(7) version of the UNIX operating system as a platform for its application software enabling a wide range of flexible and functional systems. The hardware components, as well as the requisite operating system licenses, are purchased from manufacturers or distributors of those components. The Company configures and tests the hardware components and incorporates its software and other third party packages into completed systems tailored to accommodate particular client requirements. The Company continually evaluates third party hardware components with a view toward utilizing hardware that is functional, reliable and cost-effective.

      NextGen(epm) expands the Company's practice management system product line. NextGen(epm) has been developed using a graphical user interface ("GUI") client-server platform for compatibility with Windows 2000, Windows NT and Windows XP operating systems and relational databases that are ANSI SQL-compliant. NextGen(epm) is scalable and includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The system's three-tiered architecture allows work to be performed on the database server, the application server and the client workstation.

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

      CPS incorporates Windows-based client-server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize(s) a Windows NT/2000 operating system and the hardware is typically a Pentium(8)-based single or multi-processor platform. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations. A typical configuration may also include redundant disk storage, magnetic tape units, intra- and extra-oral cameras, digital X-ray components, digital scanners, conventional and flat screen displays, and printers. The hardware components, including the requisite operating system licenses, are purchased from third party manufacturers or distributors either directly by the customer or by the Company for resale to the customer.

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

      NextGen(emr) was developed with client-server architecture and a GUI and utilizes Microsoft Windows 2000, Windows NT or Windows on each workstation and either Windows 2000, Windows NT or UNIX on the database server. NextGen(emr) maintains data using industry standard relational database engines such as Microsoft SQL Server(9) or Oracle(10). The system is scalable from one to hundreds of workstations.

      NextGen(emr) stores and maintains clinical data including:

      o     Data captured using user-customized input "templates";

      o Scanned or electronically acquired images, including X-rays and photographs;

      o Data electronically acquired through interfaces with clinical instruments or external systems;

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

----------

(8) Pentium is a registered trademark of Intel Corporation.

(9) Microsoft is a registered trademark and SQL Server is a registered trademark of Microsoft Corporation.

(10) Oracle is a registered trademark of Oracle Corporation.

      NextGen(emr) is sold either as a combination of software and services, or as a turnkey system including computer hardware and requisite operating system software. Upon client request, computer hardware for turnkey systems is purchased for resale by the Company from third party manufacturers or distributors.

      NextGen(pda), the Pocket-PC-based suite of solutions allows mobile health professionals to utilize many of NextGen's functions using a palm-sized device.

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

      The Company's QSI Division also provides a web-based application called QSINet which allows clients to access information from their practice management system via the Internet. This application also enables providers to offer their patients convenient services such as on-line appointment scheduling and electronic bill payment through the client's website, and posts this data directly to the client's existing practice management system.

      Sales and Marketing

      The Company sells and markets its products nationwide primarily through a direct sales force. The efforts of the direct sales force are augmented by a small number of reseller relationships established by the Company. The Company's direct sales force typically makes presentations to potential clients by demonstrating the system and its capabilities on the prospective client's premises. The Company's sales and marketing employees identify prospective clients through a variety of means, including referrals from existing clients, industry consultants, contacts at professional society meetings, trade shows and seminars, trade journal advertising, direct mail advertising, and telemarketing.

      The Company's sales cycle can vary significantly and typically ranges from three to twelve months from initial contact to contract execution. Systems are normally delivered to a customer within sixty days of receipt of a system order. As part of the fees paid by its clients, the Company receives up-front licensing fees. Clients have the option to purchase maintenance services which, if purchased, are invoiced on a monthly or quarterly basis.

      Several clients have purchased the Company's practice management software and, in turn, are providing either time-share or billing services to single and group practice practitioners. Under the time-share or billing service agreements, the client provides the use of its software for a fee to one or more practitioners. Although the Company typically does not receive a fee directly from the distributor's customers, implementation of such arrangements has, from time to time, resulted in the purchase of additional software capacity by the distributor, as well as new software purchases made by the distributor's customers should such customers decide to perform the practice management functions in-house.

      The Company continues to concentrate its direct sales and marketing efforts on medical and dental practices, networks of such practices including MSOs and PHOs, professional schools, community health centers and other ambulatory care settings.

      MSOs, PHOs and similar networks to which the Company has sold systems provide use of the Company's software to those group and single physician practices associated with the organization or hospital on either a service basis or by directing the Company to contract with those practices for the sale of stand-alone systems.

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

      The Company has numerous clients and does not believe that the loss of any single client would have a material adverse effect on the Company. No client accounted for ten percent or more of net revenues during the fiscal years ended March 31, 2003, 2002, or 2001.

      Customer Service and Support

      The Company believes its success is attributable in part to its customer service and support departments. The Company offers support to its clients seven days a week, 24 hours a day. The Company's client support staff is comprised of specialists who are knowledgeable in the areas of hardware and software technology as well as in the day-to-day operations of a practice. System support activities range from correcting minor procedural problems in the client's system to performing complex database reconstructions or software updates. The Company utilizes automated online support systems which assist clients in resolving minor problems and facilitates automated electronic retrieval of problems and symptoms following a client's call to the automated support system. Additionally, this online support system maintains a complete call record, available at both the client's facility and the Company.

      The Company offers its clients support services for most system components, including hardware and software maintenance, for a fixed monthly or quarterly fee. Customers also receive access to future unspecified versions of the software, on a when-and-if available basis, as part of support services. The Company also subcontracts, in certain instances with third party vendors to perform specific hardware maintenance tasks.

      Implementation and Training

      The Company offers full service implementation and training services. When a client signs a contract for the purchase of a system, a client manager/implementation specialist trained in medical and/or dental group practice procedures is assigned to assist the client in the installation of the system and the training of appropriate practice staff. Implementation services include loading the software, training customer personnel, data conversion, running test data, and assisting in the development and documentation of procedures. Implementation and training services are provided by Company employees as well as certified third parties and certain resellers.

      Training may include a combination of computer assisted instruction ("CAI") for certain of the Company's products, remote training techniques and training classes conducted at the client's or Company's office(s). CAI consists of workbooks, computer interaction and self-paced instruction. CAI is also offered to clients, for an additional charge, after the initial training program is completed for the purpose of training new and additional employees. Remote training allows a trainer at the Company office to train one or more people at a client site via telephone and computer connection, thus allowing an interactive and client-specific mode of training without the expense and time required for travel. In addition, the Company's on-line "help" and other documentation features facilitate client training as well as ongoing support.

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

      Product Enhancement and Development

      The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring the Company to engage in continuing investments to update, enhance, and improve its systems. During fiscal years 2003, 2002, and 2001, the Company expended approximately $6.8 million, $5.7 million, and $5.1 million, respectively, on research and development activities including capitalized software amounts of $1.7 million, $1.5 million, and $1.1 million, respectively. In addition, many of the Company's product enhancements have resulted from software development work performed under contracts with its clients.

      Employees

      As of May 31, 2003, the Company employed 263 persons of which 262 were full-time employees. The Company believes that its future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.

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

      The Company's inability to make initial sales of its systems to either newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems could have a material adverse effect on the Company's business, results of operations and financial condition. If new systems sales do not materialize, the Company's near term and longer term revenues will be negatively affected.

      Fluctuation in Quarterly Operating Results. The Company's revenues have fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation: the size and timing of orders from clients; the length of sales cycles and installation processes; the ability of the Company's clients to obtain financing for the purchase of the Company's products; changes in pricing policies or price reductions by the Company or its competitors; the timing of new product announcements and product introductions by the Company or its competitors; changes in revenue recognition guidelines employed by the Company and/or established by the Financial Accounting Standards Board or other rule-making bodies; the availability and cost of system components; the financial stability of major clients; market acceptance of new products, applications and product enhancements; the Company's ability to develop, introduce and market new products, applications and product enhancements; the Company's success in expanding its sales and marketing programs; deferrals of client orders in anticipation of new products, applications or product enhancements; changes in Company strategy; personnel changes; and general market/economic factors.

      The Company's software products are generally shipped as orders are received and accordingly, the Company has historically operated with a minimal backlog of license fees. As a result, revenues in any quarter are dependent on orders booked and shipped in that quarter and are not predictable with any degree of certainty. Furthermore, the Company's systems can be relatively large and expensive and individual systems sales can represent a significant portion of the Company's revenues and profits for a quarter such that the loss or deferral of even one such sale can have a significant adverse impact on the Company's quarterly revenue and profitability.

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

      The Company currently recognizes revenue pursuant to Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as modified by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions". Additionally, in December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements.

      There can be no assurance that application and subsequent interpretations of these pronouncements will not further modify the Company's revenue recognition policies, or that such modifications would not have a material adverse effect on the operating results reported in any particular quarter or year.

      Due to all of the foregoing factors, it is possible that the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

      Stock Price Volatility. The trading price of the Company's common stock may be volatile. The market for the Company's common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, rumors about the Company's performance or software solutions, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, health care reform measures, client relationship developments, changes occurring in the markets in general and other factors, many of which are beyond the Company's control. As a matter of policy, the Company does not generally comment on rumors.

      Furthermore, the stock market in general, and the market for software, health care and high technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's common stock, regardless of actual operating performance.

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

      Subscription Pricing And/Or Application Service Provider, Or ASP, Delivered Offerings. The Company currently derives substantially all of it's revenues from traditional software license, maintenance and service fees, as well as the resale of computer hardware. Today, customers pay an initial license fee for the use of the Company's products, in addition to a periodic maintenance fee. If the marketplace demands subscription pricing and/or ASP-delivered offerings, the Company may be forced to adjust its strategy accordingly, by offering a higher percentage of the Company's products and services through these means. Shifting to subscription pricing and/or ASP-delivered offerings could materially adversely impact the Company's financial condition, cash flows and quarterly and annual revenues and results of operations, as the Company's revenues would initially decrease substantially. There can be no assurance that the marketplace will not embrace subscription pricing and/or ASP-delivered offerings.

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

      Web Site Claims. The Company could be subject to third party claims based on the nature and content of information supplied on the Company's Web site by the Company or third parties, including content providers or users. The Company could also be subject to liability for content that may be accessible through the Company's Web site or third party Web sites linked from the Company's Web site or through content and information that may be posted by users in chat rooms, bulletin boards or on Web sites created by professionals using the Company's applications. Even if these claims do not result in liability to the Company, investigating and defending against these claims could be expensive and time consuming and could divert management's attention away from the Company's operations.

      Claims From Activities of Strategic Partners. The Company relies on third parties to provide services that impact the Company's business. For example, the Company uses national clearinghouses in the processing of insurance claims and the Company outsources some of its hardware maintenance services and the printing and delivery of patient statements for the Company's customers. The Company also has relationships with certain third parties where these third parties serve as sales channels through which the Company generates a portion of its revenues. Due to these third-party relationships, the Company could be subject to claims as a result of the activities, products, or services of these third-party service providers even though the Company was not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to the Company, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from its business and result in adverse publicity that could harm the Company's business.

      Litigation. The Company faces the risks associated with litigation concerning the operation of its business. The uncertainty associated with substantial unresolved litigation may have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for the Company or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

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

      The Company does not believe that its operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against the Company with respect to its current or future products or that any such assertion will not require the Company to enter into a license agreement or royalty arrangement or other financial arrangement with the party asserting the claim. Responding to and defending any such claims may distract the attention of Company management and have a material adverse effect on the Company's business, results of operations and financial condition. In addition, claims may be brought against third parties from which the Company purchases software, and such claims could adversely affect the Company's ability to access third party software for its systems.

      Dependence on License Rights. The Company depends upon licenses for some of the technology used in its products from third-party vendors. Most of these licenses can be renewed only by mutual consent and may be terminated if the Company breaches the terms of the license and fails to cure the breach within a specified period of time. The Company may not be able to continue using the technology made available to it under these licenses on commercially reasonable terms or at all. As a result, the Company may have to discontinue, delay or reduce product shipments until it can obtain equivalent technology. Most of the Company's third-party licenses are non-exclusive. The Company's competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with the Company. In addition, if the Company's vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, the Company may not be able to modify or adapt the Company's own products.

      Possible Security Breaches. In the course of its business operations, the Company compiles and transmits confidential information, including patient health information, in the Company's processing centers and other facilities. A breach of security in any of these facilities could damage the Company's reputation and result in damages being assessed against the Company. In addition, the other systems with which the Company may interface, such as the Internet and related systems, may be vulnerable to security breaches, viruses, programming errors, or similar disruptive problems. The effect of these security breaches and related issues could reduce demand for the Company's services. Accordingly, the Company believes that it is critical that these facilities and infrastructure not only be secure, but also be viewed by the Company's customers as free from potential breach. Maintaining such standards, protecting against breaches and curing security flaws, may require the Company to expend significant capital.

Development and Maintenance of Internet Infrastructure. The Company delivers Internet-based services and, accordingly, is dependent on the maintenance of the Internet by third parties. The Internet infrastructure may be unable to support the demands placed on it and its performance may decrease if the Internet continues to experience its historic trend of expanding usage. As a result of damages to portions of its infrastructure, the Internet has experienced a variety of performance problems which may continue into the foreseeable future. Such Internet related problems may diminish Internet usage and availability of the Internet to the Company for transmittal of Internet-based services by the Company. In addition, difficulties, outages, and delays by Internet service providers, online service providers and other web site operators may obstruct or diminish access to the Company's web site by its customers resulting in a loss of potential or existing users of the Company's services.

      Security Breaches and Viruses. The success of the Company's strategy to offer our EDI services and Internet solutions depends on the confidence of the Company's customers in its ability to securely transmit confidential information. The Company's EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. The Company may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by the Company's customers. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt the Company, or the Company's customers', operations. In addition, the Company's EDI and Internet solutions may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by the Company's customers causing them to seek out other vendors, and/or, damage the Company's reputation in the market making it difficult to obtain new customers.

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

      Loss of services of key employees could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company may need to grant additional stock options to key employees and provide other forms of incentive compensation to attract and retain such key personnel. Failure to provide such types of incentive compensation could jeopardize the Company's recruitment and retention capabilities.

      Product Liability. Certain of the Company's products provide applications that relate to patient clinical information. Any failure by the Company's products to provide accurate and timely information could result in claims against the Company. In addition, a court or government agency may take the position that the Company's delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through the Company's web sites, exposes the Company to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of or outside of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources.

      Certain healthcare professionals who use the Company's Internet-based products will directly enter health information about their patients including information that constitutes a record under applicable law that the Company may store on the Company's computer systems. Numerous federal and state laws and regulations, the common law, and contractual obligations, govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

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

      The U.S. Congress has finalized the Health Insurance Portability and Accountability Act of 1996 that established, beginning April, 2003, elements including, but not limited to, new federal privacy and security standards for the use and protection of Protected Health Information. Under contractual arrangement with its customers, any failure by the Company or by its personnel or partners to comply with applicable requirements may result in a material liability to the Company.

      Although the Company has systems and policies in place for safeguarding Protected Health Information from unauthorized disclosure, these systems and policies may not preclude claims against the Company for alleged violations of applicable requirements. Also, third party sites and/or links that consumers may access through the Company's web sites may not maintain adequate systems to safeguard this information, or may circumvent systems and policies the Company has put in place. In addition, future laws or changes in current laws may necessitate costly adaptations to the Company's policies, procedures, or systems.

      There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates. Such product liability claims could have a material adverse affect on the Company's business, results of operations and financial condition.

      Effect of Payer and Provider Conduct. Electronic data transmission services are offered by certain payers to healthcare providers that establish a direct link between the provider and payer. This process bypasses third party EDI service providers such as the Company. Accordingly, the Company is unable to insure that the Company and other independent companies will continue to be used by healthcare payers and providers to transmit healthcare transactions. A significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on the Company's transaction volume and financial results. In addition, the company cannot provide assurance that the Company will be able to maintain the Company's exiting links to payers or develop new connections on terms that are economically satisfactory to the Company, if at all.

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

      The HIPAA regulation, as adopted by the Department of Health and Human Services ("HHS"), established, among other things: (i) a national standard for electronic transactions and code sets to be used in those transactions involving certain common health care transactions, (ii) privacy regulations to protect the privacy of plan participants and patients' medical records and (iii) security regulations designed to establish security controls and measures to protect the privacy and confidentiality of personal identifiable health information when it is electronically stored, maintained or transmitted (even if only internally transmitted within a medical practice.) While the privacy and transaction and code set standards are currently in effect, the security regulation will become effective by 2005. As these regulations mature and become better defined, the Company anticipates that these regulations will continue to directly affect certain of the Company's products and services, but the Company cannot fully predict this impact at this time. The Company has taken steps to modify its products, services and internal practices as necessary to facilitate its and its client's compliance with the final regulations, but there can be no assurance that the Company will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management's attention and other resources, and any noncompliance by the Company could result in civil and criminal penalties.

      In addition, development of related federal and state regulations and policies regarding the confidentiality of health information or other matters could positively or negatively affect the Company's business.

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

      Other E-commerce Regulations. The Company may be subject to additional federal and state statutes and regulations in connection with offering services and products via the Internet. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet commerce and communications. Areas being affected by these regulations include user privacy, pricing, content, taxation, copyright protection, distribution, and quality of products and services. To the extent that the Company's products and services are subject to these laws and regulations, the sale of the Company's products and services could be harmed.

      Financial Accounting Matters. Based on the Company's reading and interpretations of relevant guidance, principles or concepts, issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, Management believes its current sales and licensing contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards or changes in the Company's business practices could result in future changes in the Company's revenue recognition accounting policies and practices that could have a material adverse effect on the Company's business, financial condition, cash flows, revenues and results of operations.

Item 2. Properties

      The Company's principal administrative, accounting and QSI Division operations are located in Irvine, California, under a lease that commenced May 15, 2002, and expires April 30, 2005. The Company leases approximately 12,000 square feet of space at this location. In April 2002, the Company executed a new lease for the principle office of the Company's NextGen Division. This lease includes approximately 32,000 square feet of space in Horsham, Pennsylvania, and expires March 31, 2009. In addition, the Company leases approximately 6,000 square feet of space in Santa Ana, California, to house its assembly and warehouse operations, approximately 8,000 square feet of space in Atlanta, Georgia, and an aggregate of approximately 4,000 square feet of space in Kansas, Minnesota, Texas, Wisconsin, and Washington to house additional sales, training, development and service operations. These leases, excluding options, have expiration dates ranging from month-to-month to March 2009. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space is available, if needed, at commercially reasonable rates.

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

      On May 14, 1997, a second purported class action entitled WENDY WOO v. QUALITY SYSTEMS, INC., ET AL. was filed in the same court, essentially repeating the allegations in the Caveny lawsuit and seeking identical relief. This action was for all purposes consolidated with the Caveny action.

      On July 1, 1997, a third purported class action entitled WADE CHENEY v. QUALITY SYSTEMS, INC., ET AL. was filed in the United States District Court, repeating essentially the same factual allegations as the April 22,

1997 suit and purporting to state claims under the Federal securities laws. By court order dated August 13, 1997, this action was stayed temporarily and the Court reserved jurisdiction to lift the stay after all matters are final in the class action filed on April 22, 1997. On August 15, 1997 the case was removed from the Court's active caseload.

      On March 27, 2001, the court approved a notice of class certification to be mailed to shareholders who are potential class members. Between April 9, 2001 and May 9, 2001, class notice was mailed to potential class members. Six class members opted out of the class, and their requests were filed with the Court.

      On November 18, 2002, the parties reached an agreement to settle the consolidated action. On January 6, 2003, the parties entered into a Stipulation of Settlement whereby in consideration of a cash payment to the class fully funded by the Company's directors and officers liability insurance, all members of the class released all defendants from any and all claims that the class members had or may have had relating to the purchase of the Company's securities during the class period or based on any facts or events that were or could have been asserted against the defendants in this action or in the companion Cheney action referenced above. The settlement agreement expressly provides that the Company and the named defendants do not admit, and continue to deny, any and all allegations of wrongdoing.

      On January 14, 2003, the court granted preliminary approval of the settlement, and approved a notice of the settlement that was mailed to shareholders who were potential class members. Two additional class members opted out of the settlement, and their requests were filed with the Court. On April 14, 2003, the class action settlement was approved by the Court and an Order and Final Judgment was entered dismissing the entire action with prejudice.

      The releases given by the settling class in the Caveny action expressly released all defendants from any and all claims that were or could have been alleged in the Cheney action.

      The Company is a party to various other legal proceedings incidental to its business, none of which are considered by the Company to be material.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

      Executive Officers of the Company

      The executive officers of the Company as of May 31, 2003 were as follows:

     Name            Age                      Position
     ----            ---                      --------
Louis E. Silverman   44   President, Chief Executive Officer
Patrick B. Cline     42   President, NextGen Healthcare Information Systems Division
Greg Flynn           45   Executive Vice President and General Manager of QSI Division
Paul Holt            37   Secretary, Chief Financial Officer


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

      Greg Flynn has served as the QSI Division's General Manager since April 2000 and as Executive Vice President since August 1998 after serving as Vice President of Sales and Marketing from January 1996 to August 1998. Between June 1992 and January 1996, Mr. Flynn served as Vice President Administration. In these capacities, Mr. Flynn has been responsible for numerous functions related to the ongoing management of the Company and sales. Previously, Mr. Flynn served as the Company's Vice President, Corporate Communications. Mr. Flynn joined the Company in January 1982. He holds a B.A. degree in English from the University of California, Santa Barbara.

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


Quarter Ended               High        Low
-------------               ----        ---
June 30, 2001              $15.04      $ 9.90
September 30, 2001         $14.44      $10.10
December 31, 2001          $18.00      $10.25
March 31, 2002             $17.52      $13.59
June 30, 2002              $17.84      $14.45
September 30, 2002         $18.05      $14.92
December 31, 2002          $24.35      $16.10
March 31, 2003             $26.60      $20.05

      At May 31, 2003, there were approximately 130 holders of record of the Company's Common Stock. The Company estimates the number of beneficial holders of its Common Stock to be in excess of 1,300.

      Through May 31, 2003, the Company has not paid cash dividends on shares of its Common Stock. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Item 6. Selected Financial Data

      The following selected financial data with respect to the Company's Consolidated Statements of Income Data for each of the five years including the period ended March 31, 2003 and the Consolidated Balance Sheet Data as of the end of each such fiscal year are derived from the audited financial statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Income." included elsewhere herein.

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                    (In thousands, except for per share data)

                                                                 Year Ended March 31,
                                                     2003      2002      2001      2000      1999
                                                    -------   -------   -------   -------   -------
Net revenues                                        $54,769   $44,422   $39,936   $36,373   $33,816
Cost of products and services                        23,755    19,253    17,283    16,395    15,834
                                                    -------   -------   -------   -------   -------
Gross profit                                         31,014    25,169    22,653    19,978    17,982
Selling, general and administrative
  expenses                                           15,293    13,068    13,585    12,645    13,495
Research and development costs                        5,062     4,243     4,081     3,726     3,603
                                                    -------   -------   -------   -------   -------
Income from operations                               10,659     7,858     4,987     3,607       884
Investment income                                       434       643     1,032       759       413
                                                    -------   -------   -------   -------   -------
Income before provision for (benefit from)
  income taxes                                       11,093     8,501     6,019     4,366     1,297
Provision for (benefit from) income taxes             4,058     3,233     2,510     1,862       713
                                                    -------   -------   -------   -------   -------
Net income                                          $ 7,035   $ 5,268   $ 3,509   $ 2,504   $   584
                                                    =======   =======   =======   =======   =======
Net income per share, basic                         $  1.15   $  0.87   $  0.57   $  0.40   $  0.09
                                                    =======   =======   =======   =======   =======
Net Income per share, diluted                       $  1.10   $  0.84   $  0.57   $  0.40   $  0.09
                                                    =======   =======   =======   =======   =======
Weighted average shares outstanding, basic            6,127     6,025     6,130     6,208     6,176
                                                    =======   =======   =======   =======   =======
Weighted average shares outstanding, diluted          6,389     6,240     6,203     6,261     6,185
                                                    =======   =======   =======   =======   =======



                         CONSOLIDATED BALANCE SHEET DATA
                                 (in thousands)

                                                                   March 31,
                                                 2003      2002      2001      2000      1999
                                                -------   -------   -------   -------   -------
Cash and cash equivalents and short-term
  investments                                   $36,443   $25,698   $18,729   $16,169   $14,441
                                                -------   -------   -------   -------   -------
Working capital                                  38,717    30,700    24,196    21,332    18,166
                                                -------   -------   -------   -------   -------
Total assets                                     67,602    52,143    44,883    44,136    40,218
                                                -------   -------   -------   -------   -------
Total liabilities                                20,069    12,192    10,996    12,053    10,554
                                                -------   -------   -------   -------   -------
Shareholders' equity                             47,533    40,050    33,887    32,083    29,664
                                                -------   -------   -------   -------   -------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of the Company's product development plans, business strategies and market factors influencing the Company's results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve its goals, and interested persons are urged to review the risks described in "Item
1. Business. Risk Factors" as set forth below, as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

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

      Critical Accounting Policies

      The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to revenue recognition, uncollectible accounts receivable, and intangible assets, for reasonableness. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes revenue recognition, the allowance for doubtful accounts, and goodwill impairment are among the most critical accounting policies that impact its consolidated financial statements. The Company believes that significant accounting policies, as described in Note 2 of its consolidated financial statements, Summary of Significant Accounting Policies, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Revenue Recognition. The Company's revenues are primarily generated from the sale of software licenses, maintenance fees, and EDI services. Revenue recognition is governed by Statement of Position (SOP) 97-2 as amended by SOP 98-9. Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognition.

      In accordance with the governing revenue recognition guidelines, if the arrangement between vendor and purchaser does not require significant production, modification, or customization of software, revenue should be recognized when all of the following criteria are met:

      o     persuasive evidence of an arrangement exists;

      o     delivery has occurred;

      o     the vendor's fee is fixed or determinable; and

      o     collectibility is probable.

      In accordance with generally accepted accounting principles in the United States of America, the recognition of software license revenues is based on the Company's assessment that the above criteria have been met. In general, the first two criteria are met with a signed contract and evidence that the Company has shipped its software to the customer. The Company determines that its fee is fixed and determinable based on the contract terms, which specify payment terms tied to specific dates and not to any future deliverables. Probability of collection is based on a credit review of customers. The timing or amount of revenue recognition can differ if different assessments of the above listed criteria had been made at the time transactions were recorded in revenue.

      SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of each of those elements. The fair value of each element must be based on objective evidence that is specific to the vendor. When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the element's fair value relative to the total contract fair value. When evidence of fair value exists for the undelivered elements only, the residual method, provided for under SOP 98-9, is used. Under the residual method, the Company defers revenue related to the undelivered elements in a system sale based on vendor specific objective evidence of each element's fair value and allocates the remainder of the contract price, net of all discounts, to revenue recognized from the delivered elements. Vendor specific objective evidence of fair value is determined by the average sales price of the element when sold separately. Management estimates used in the calculation of vendor specific objective evidence include the average renewal rates for support services and the average price of implementation and training services and interfaces sold on a stand alone basis.

      Valuation Allowances. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The valuation allowance is based on interpretation of client-specific credit information and payment history as well as an aggregated review of the Company's accounts receivable. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Goodwill Impairment. The Company's long-lived assets include goodwill of $1.8 million as of March 31, 2003 and 2002, respectively. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") effective April 1, 2001. The new statement applies to the amortization of goodwill and other intangible assets. The Company has ceased amortizing amounts related to goodwill starting April 1, 2001. The balance of goodwill is related to the Company's NextGen Division. The Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2002 was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

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

                                                           Year Ended March 31,
                                                          2003     2002      2001
                                                          -----    -----    -----
Net revenues:
  Sales of computer systems, upgrades and supplies         53.3%    50.7%    49.9%
     Maintenance and other services                        46.7     49.3     50.1
                                                          -----    -----    -----
                                                          100.0    100.0    100.0
Cost of products and services                              43.4     43.3     43.3
                                                          -----    -----    -----
Gross profit                                               56.6     56.7     56.7
Selling, general and administrative expenses               27.9     29.4     34.0
Research and development costs                              9.2      9.6     10.2
                                                          -----    -----    -----
Income from operations                                     19.5     17.7     12.5
Investment income                                           0.8      1.4      2.6
                                                          -----    -----    -----
Income before provision for income taxes                   20.3     19.1     15.1
Provision for income taxes                                  7.5      7.3      6.3
                                                          -----    -----    -----
Net income                                                 12.8%    11.8%     8.8%
                                                          =====    =====    =====

      For the Year Ended March 31, 2003 versus 2002

      For the year ended March 31, 2003, the Company's net income was $7,035,000 or $1.15 per share on a basic and $1.10 per share on a fully diluted basis. In comparison, the Company earned $5,268,000 or $0.87 per share on a basic and $0.84 on a diluted basis in the year ended March 31, 2002. The increase in net income was achieved through a combination of an increase in revenue from software systems sales, maintenance, and EDI services along with a decrease in selling, general, and administrative expenses as a percentage of revenue.

      Net Revenues. Net revenues for the year ended March 31, 2003 increased 23% to $54.8 million from $44.4 million for the year ended March 31, 2002. Sales of computer systems, upgrades and supplies increased 30% to $29.2 million from $22.5 million while net revenues from maintenance and other service grew 17% to $25.6 from $21.9 million during the comparable prior period. The increase in net revenues from sales of computer systems, upgrades and supplies was principally due to increased sales of the Company's NextGen(epm) and NextGen(emr) software licenses to new customers. The increase in maintenance and other services net revenue resulted primarily from the Company's increased client base together with an increase in revenues generated from the Company's EDI services. These EDI service revenue increases were principally in the Company's NextGen Division. Revenue from the Company's EDI services increased 15% to $7.1 million for the year ended March 31, 2003, compared to $6.2 million in the year ended March 31, 2002.

      Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2003 and 2002.

      Cost of Products and Services. Cost of products and services for the year ended March 31, 2003 increased 23% to $23.4 million from $19.3 million for the year ended March 31, 2002, while the cost of products and services as a percentage of net revenues at 43.4% of revenue was roughly unchanged compared to the prior year's 43.3% of revenue.

      Gross margins for the Company are impacted by the level of hardware content included in system sales, based upon the percentage of EDI revenues in the Company's overall sales mix, and certain headcount expenses. Gross margins at the NextGen division for the year ended March 31, 2003 improved to 61.1% from 58.6% primarily due to a decrease in the relative level of applicable headcount expense associated with delivering the Company's products and services. The increase in gross margins at the NextGen Division was offset by a higher level of hardware content at the QSI Division, which drove a decrease in gross margin to 46.9% in the year ended March 31, 2003 from 53.6% in the year ended March 31, 2002. In addition, the Company's gross margin percentage increased as the higher margined NextGen Division increased its share of total Company revenues to 68% from 61% in the prior year.

      Selling, General and Administrative. Selling, general and administrative expenses for the year ended March 31, 2003 increased 17% to $15.3 million from $13.1 million for the year ended March 31, 2002, and decreased on a percentage of revenues basis to 27.9% from 29.4% for the respective fiscal years. The increase in selling, general and administrative expenses were driven primarily by an increase in selling and compensation related expenses in the NextGen Division and higher corporate related expenses. Should the Company be able to continue to increase revenues, further increases in selling-related expenses is expected. The Company's goal is to increase selling, general and administrative expenses at a rate less than its rate of revenue growth, though it may not always succeed in achieving this goal.

      Research and Development Costs. Research and development costs for the year ended March 31, 2003 increased 19% to $5.1 million from $4.2 million for the year ended March 31, 2002. The increase in research and development costs is primarily the result of increased research and development efforts at the NextGen Division. Research and development costs as a percentage of net revenues declined to 9.2% compared to 9.6% in the prior year. Research and development costs as a percentage of net revenues declined due, in part, to the fact that revenue growth exceeded the increase in research and development spending, and in part due to the fact that the Company's investments in capitalized software increased to $1.7 million from $1.5 million in the prior year, reflecting increased expenditures directed at future enhancements of the NextGen EMR, EPM, and PDA products. Research and development expenses are expected to continue at or above current levels.

      Investment Income. Investment income for the year ended March 31, 2003 declined 33% to $434,000 from $643,000 for the year ended March 31, 2002. Investment income was impacted by a decline in average short term interest rates during the year ended March 31, 2003 which decline was partially offset by an increase in average funds available for investment during the year ended March 31, 2003.

      Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2003 was $4,058,000 as compared to $3,233,000 for the year ended March 31, 2002. The effective tax rates for fiscal 2003 and 2002 were 36.6% and 38.0% respectively. The provision for income taxes for the year ended March 31, 2003, differed from the combined statutory rates primarily due to the effect of varying state tax rates together with the impact of research and development tax credits. The provision for income taxes for the year ended March 31, 2002, differed from the combined statutory rates primarily due to the effect of varying state tax rates.

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

      Net Revenues. Net revenues for the year ended March 31, 2002 increased 11.2% to $44.4 million from $39.9 million for the year ended March 31, 2001. Sales of computer systems, upgrades and supplies increased 13% to $22.5 million from $19.9 million while net revenues from maintenance and other service grew 9.5% to $21.9 from $20.0 million during the comparable prior period. The increase in net revenues from sales of computer systems, upgrades and supplies was principally due to increased sales of the Company's NextGen(epm) and NextGen(emr) software licenses to new customers. The increase in maintenance and other services net revenue resulted primarily from the Company's increased client base together with an increase in revenues generated from the Company's EDI services and such increases were principally in the Company's NextGen Division. Revenue from the Company's EDI services increased 19.2% to $6.2 million for the year ended March 31, 2002, compared to $5.2 million in the year ended March 31, 2001.

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

      In addition, the Company's gross margin percentage was positively impacted as the NextGen Division, which has a higher gross margin than the QSI Division, increased its share of total company revenues to 61% from 57% in the prior year.

      Selling, General and Administrative. Selling, general and administrative expenses decreased 3.8% from $13.6 million to $13.1 million, and decreased on a percentage of revenues basis from 34.0% to 29.4% for the respective fiscal years ended March 31, 2002 and 2001. The decline in selling, general and administrative expenses were driven primarily by a decline in bad debt expenses of approximately $775,000 as a result of improved credit and collections procedures put in place by the Company. The decline in bad debt expense experienced by the Company in fiscal 2002 is not expected to continue into fiscal 2003. Should the Company be able to continue to increase revenues, an increase in selling-related expenses is expected. The Company's goal is to increase selling, general and administrative expenses at a rate less than its rate of revenue growth.

      Research and Development Costs. Research and development costs for the year ended March 31, 2002 increased 2.4% to $4.2 million from $4.1 million for the year ended March 31, 2001. The increase in research and development costs is primarily the result of increased research and development efforts at the NextGen Division. Research and development costs as a percentage of net revenues declined to 9.6% compared to 10.2% in the prior year. Research and development costs as a percentage of net revenues declined as a percentage of revenues due to the fact that an increasing percentage of the Company's incremental expenditures were directed at enhancements of the NextGen EMR, EPM, and PDA products and were capitalized on the balance sheet. Capitalization of the Company's incremental development costs in fiscal 2002 resulted in research and development expenditures growing more slowly than revenue. Research and development expenses are expected to continue at or above current levels.


      Investment Income. Investment income for the year ended March 31, 2002 declined 38% to $643,000 from $1,032,000 for the year ended March 31, 2001. Investment income was impacted by a decline in average interest rates during the year ended March 31, 2002 which decline was partially offset by an increase in average funds available for investment during the year ended March 31, 2002.

      Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2002 was $3,233,000 as compared to $2,510,000 for the year ended March 31, 2001. The effective tax rates for fiscal 2002 and 2001 were 38.1% and 41.7% respectively. The provision for income taxes for the year ended March 31, 2002 differed from the combined statutory rates primarily due to the effect of varying state tax rates. The provision for income taxes for the year ended March 31, 2001 differed from the combined statutory rates and was slightly higher primarily due to the effect of varying state tax rates together with the impact of non-deductible amortization of certain intangible assets acquired in the May 1996 acquisition of Clinitec.

      Liquidity and Capital Resources

      The following table presents selected financial statistics and information for each of the past three fiscal years:

(in thousands)                                      Year Ended March 31,
                                                  2003      2002      2001
                                                 -------   -------   -------
Cash and cash equivalents at year end            $36,443   $25,443   $18,471
                                                 -------   -------   -------
Net increase in cash and cash equivalents        $11,000   $ 6,972   $ 2,545
                                                 -------   -------   -------
Net income                                       $ 7,035   $ 5,268   $ 3,509
                                                 -------   -------   -------
Net cash provided by operations                  $13,183   $ 8,218   $ 6,111
                                                 -------   -------   -------
Days of sales outstanding                            104       111       124
                                                 -------   -------   -------

      Cash provided by operations is the Company's principal source of cash. Cash from operations for the year ended March 31, 2003, consisted principally of net income before non-cash related expenses of depreciation, amortization, and provision for bad debts, increases in deferred revenue and other current liabilities, offset by an increase in gross accounts receivable. The Company was able to generate operating cash flows significantly in excess of net income in the year ended March 31, 2003 primarily as a result of increases in other current liabilities of $2.6 million and improved turnover of accounts receivable. The Company was able to generate operating cash flows significantly in excess of net income in the year ended March 31, 2002, primarily as a result of improved turnover of accounts receivable. Provided turnover of accounts receivable, increased revenues, and profitability remain consistent with results experienced for the year ended March 31, 2003, the Company anticipates it will continue to generate cash from operations primarily from net income. Net cash used in investing activities for the year ended March 31, 2003 was $2.5 million and was primarily composed of investments in capitalized software and equipment and improvements. The Company has no significant capital commitments, and currently anticipates that additions to equipment and improvements for fiscal 2004 will be equal to or greater than historical levels.

      Net cash provided by financing activities for the year ended March 31, 2003 was $352,000, and was solely composed of proceeds from the exercise of stock options. Cash received from employee stock option exercises can fluctuate from year to year. In October 2001, the Company's Board of Directors authorized the repurchase on the open market of up to 5% of the shares of the Company's outstanding Common stock, subject to compliance with applicable laws and regulations. There is no requirement that the Company repurchase such shares. This stock repurchase authorization expires on the date of the fiscal 2003 Annual Shareholders Meeting. Since the October 2001 authorization through March 31, 2003, no shares have been repurchased. The Company believes that cash on hand plus cash flow from operations will be sufficient to accommodate any repurchases of shares under this plan.

      At March 31, 2003, the Company had cash and cash equivalents of $36.4 million. Management believes that its cash and cash equivalents on hand at March 31, 2003, together with the cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for fiscal 2004.

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

      Item 8. Financial Statements and Supplementary Data

The Financial Statements of the Company identified in the Index to Financial Statements appearing under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of this report are incorporated herein by reference to
Item 14.

      Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

      Item 10. Directors and Executive Officers of the Company

      Except for information concerning the Company's executive officers which is included under the caption "Executive Officers of the Company" following Part I, Item 4 of this report, the information required by Item 10 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2003 for the Company's 2003 annual shareholders' meeting.

      Item 11. Executive Compensation

      The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2003 for the Company's 2003 annual shareholders' meeting.

      Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2003 for the Company's 2003 annual shareholders' meeting.

      Item 13. Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement scheduled to be filed with the Securities and Exchange Commission on or before July 29, 2003 for the Company's 2003 annual shareholders' meeting.

      Item 14. Evaluation of Controls and Procedures

      Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report, the Company's officers including the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934 and the rules thereunder.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. However, the Company recently received a letter from Grant Thornton LLP expressing its opinion as to material weaknesses involving (i) the adequacy of the Company's current staffing levels and technical expertise concerning interpretation of its software arrangements as it relates to revenue recognition, (ii) the independence of mental attitude of certain members of the board of directors relating to the Company's auditors and certain of their conclusions reached and (iii) an over reliance by the board and management upon such auditors to formulate judgments and interpretations of the accounting literature applicable to the Company's revenue recognition practices. The Audit Committee has carefully reviewed the issues and discussed them with both Grant Thornton LLP and management. Without accepting Grant Thorton LLP's conclusions, the Audit Committee has nevertheless begun the process of gathering information which addresses the issues raised and engaging a third party expert to study what corrective action, if any, is warranted.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                            Page
                                                                            ----

(a)   1.    Index to Financial Statements

            Report of Independent Certified Public Accountants              F-1

            Independent Auditors' Report                                    F-2

            Consolidated Balance Sheets at March 31, 2003 and 2002          F-3

            Consolidated Statements of Income for the Years Ended March 31,
            2003, 2002 and 2001                                             F-4

            Consolidated Statement of Shareholders' Equity for the Years
            Ended March 31, 2003, 2002 and 2001                             F-4

            Consolidated Statements of Cash Flows for the Years Ended
            March 31, 2003, 2002 and 2001                                   F-5

            Notes to Consolidated Financial Statements                      F-6

      2.    Financial Statement Schedule

            Schedule II - Valuation and Qualifying Accounts                 F-19

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

            10.17       Sublease Agreement between Company and
                        Infinium Software dated February 22, 2002.**

            10.18       Lease Agreement between Company and HUB
                        Properties LLC dated May 8, 2002.**

            21          List of Subsidiaries.                              33

            23.1        Independent Auditors' Consent - Deloitte &
                        Touche LLP.                                        34

            23.2        Consent of Independent Certified Public
                        Accountants - Grant Thornton LLP.                  35

            99.1        Section 906 Certification, as furnished by
                        the Chief Executive Officer and Chief
                        Financial Officer pursuant to SEC Releases
                        No. 33-8212, 34-47551. **                          36

* This exhibit is a management contract or a compensatory plan or arrangement.

**    Filed herewith.

(b)   Reports on Form 8-K:

      None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QUALITY SYSTEMS, INC.

                                        By:  /s/ LOUIS SILVERMAN
                                           --------------------------------
                                           Louis Silverman
                                           President and Chief Executive Officer

Date: June 26, 2003

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                      Title                               Date
---------                      -----                               ----

/s/ Sheldon Razin              Chairman of the Board of Directors  June 20, 2003
--------------------------
SHELDON RAZIN

/s/ Louis Silverman            Chief Executive Officer             June 26, 2003
--------------------------
LOUIS SILVERMAN

/s/ Paul Holt                  Secretary, Chief Financial Officer  June 26, 2003
--------------------------
PAUL HOLT

/s/ Mohammed Tawfick El-Bardai Director                            June 26, 2003
-----------------------------
MOHAMMED TAWFICK EL-BARDAI

/s/ Dale Hanson                Director                            June 23, 2003
--------------------------
DALE HANSON

/s/ Frank Meyer                Director                            June 26, 2003
--------------------------
FRANK MEYER

/s/ William Small              Director                            June 25, 2003
--------------------------
WILLIAM SMALL

                        CERTIFICATION OF CEO PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Louis E. Silverman, President and Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Quality Systems, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ LOUIS E. SILVERMAN
                                           -------------------------------------
                                           Louis E. Silverman
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

June 23, 2003

                        CERTIFICATION OF CFO PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Holt, Secretary and Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Quality Systems, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ PAUL HOLT
                                           -------------------------------------
                                           Paul Holt
                                           Secretary and Chief Financial Officer
                                           (Principal Financial Officer)

June 23, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Quality Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. as of March 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Systems, Inc. as of March 31, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      We have also audited Schedule II of Quality Systems, Inc. for the years ended March 31, 2003 and 2002. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Grant Thornton LLP

Irvine, California
May 21, 2003

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Quality Systems, Inc.

      We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Quality Systems, Inc. and subsidiary for the year ended March 31, 2001. Our audit also included the financial statement schedule for the year ended March 31, 2001, listed in the Index of Item 15. (a)
(2). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audit.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Quality Systems, Inc. and subsidiary for the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended March 31, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

Costa Mesa, California
May 22, 2001

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           March 31,
                                                                         2003      2002
                                                                        -------   -------
ASSETS
Current assets:
    Cash and cash equivalents                                           $36,443   $25,443
    Short-term investments                                                   --       255
    Accounts receivable, less allowance for doubtful accounts
     of $990 and $813, respectively                                      17,561    13,695
    Inventories, net                                                        667     1,118
    Net deferred tax assets                                               2,029     1,368
    Other current assets                                                  2,086     1,013
                                                                        -------   -------
     Total current assets                                                58,786    42,892

Equipment and improvements, net                                           1,777     1,578
Capitalized software costs, net                                           2,511     2,103
Net deferred tax assets                                                   1,819     2,778
Goodwill                                                                  1,840     1,840
Other assets, net                                                           869       952
                                                                        -------   -------
     Total assets                                                       $67,602   $52,143
                                                                        =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $ 2,477   $ 2,657
    Deferred revenue                                                     11,699     6,155
    Other current liabilities                                             5,893     3,281
                                                                        -------   -------
          Total liabilities                                              20,069    12,093
                                                                        -------   -------

Commitments and contingencies (Note 9)

Shareholders' equity:
    Common stock, $0.01 par value, 20,000 shares authorized,
     6,152 and 6,105 shares issued and outstanding, respectively             62        61
    Additional paid-in capital                                           35,121    34,674
    Retained earnings                                                    12,350     5,315
                                                                        -------   -------
     Total shareholders' equity                                          47,533    40,050
                                                                        -------   -------
     Total liabilities and shareholders' equity                         $67,602   $52,143
                                                                        =======   =======

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                               Year Ended March 31,
                                                             2003      2002      2001
                                                            -------   -------   -------
Net revenues:
  Sales of computer systems, upgrades and supplies          $29,169   $22,520   $19,935
  Maintenance and other services                             25,600    21,902    20,001
                                                            -------   -------   -------
                                                             54,769    44,422    39,936
Cost of products and services                                23,755    19,253    17,283
                                                            -------   -------   -------
Gross profit                                                 31,014    25,169    22,653
Selling, general and administrative
  expenses                                                   15,293    13,068    13,585
Research and development costs                                5,062     4,243     4,081
                                                            -------   -------   -------
Income from operations                                       10,659     7,858     4,987
Investment income                                               434       643     1,032
                                                            -------   -------   -------
Income before provision for income taxes                     11,093     8,501     6,019
Provision for income taxes                                    4,058     3,233     2,510
                                                            -------   -------   -------
Net income                                                  $ 7,035   $ 5,268   $ 3,509
                                                            =======   =======   =======
Net income per share, basic                                 $  1.15   $  0.87   $  0.57
                                                            -------   -------   -------
Net income per share, diluted                               $  1.10   $  0.84   $  0.57
                                                            -------   -------   -------
Weighted average shares outstanding - basic                   6,127     6,025     6,130
                                                            -------   -------   -------
Weighted average shares outstanding - diluted                 6,389     6,240     6,203
                                                            -------   -------   -------

See notes to consolidated financial statements.



                              QUALITY SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                   Retained
                                                         Common Shares             Additional       Earnings         Total
                                                         -------------              Paid-in       (Accumulated    Shareholders'
                                                     Number          Amount         Capital         Deficit)         Equity
                                                    --------        --------        --------        --------        --------
Balance at March 31, 2000                              6,201        $     62        $ 35,483        $ (3,462)       $ 32,083

Exercise of stock options                                 22              --             152              --             152
Tax benefit resulting from stock options                  --              --               7              --               7
Purchases of common stock                               (236)             (2)         (1,862)             --          (1,864)
Net income                                                --              --              --           3,509           3,509
                                                    --------        --------        --------        --------        --------
Balance at March 31, 2001                              5,987              60          33,780              47          33,887

Exercise of stock options                                118               1             795              --             796
Tax benefit resulting from stock options                  --              --              99              --              99
Net income                                                --              --              --           5,268           5,268
                                                    --------        --------        --------        --------        --------
Balance at March 31, 2002                              6,105              61          34,674           5,315          40,050

Exercise of stock options                                 47               1             351              --             352
Tax benefit resulting from stock options                  --              --              96              --              96
Net income                                                --              --              --           7,035           7,035
                                                    --------        --------        --------        --------        --------
Balance at March 31, 2003                              6,152        $     62        $ 35,121        $ 12,350        $ 47,533
                                                    ========        ========        ========        ========        ========

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Year Ended March 31,
                                                                 2003          2002          2001
                                                               --------      --------      --------
Cash flows from operating activities:
Net income                                                     $  7,035      $  5,268      $  3,509
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                                 910           807           723
       Amortization                                               1,267         1,279         1,974
       Provision for bad debts                                      623           497         1,272
       Loss on short-term investments and other                      21             3            19
       Deferred income taxes                                        298           380           582
          Changes in:
            Accounts receivable                                  (4,489)         (857)         (897)
            Inventories                                             451           (88)          (20)
            Other assets                                           (909)         (481)         (102)
            Accounts payable                                       (180)          828           583
            Deferred revenue                                      5,544           560           (96)
            Other current liabilities                             2,612            22        (1,436)
                                                               --------      --------      --------
Net cash provided by operating activities                        13,183         8,218         6,111
                                                               --------      --------      --------
Cash flows from investing activities:
    Proceeds from the sale of short-term investments                234            --            --
    Additions to capitalized software costs                      (1,660)       (1,477)       (1,063)
    Additions to equipment and improvements                      (1,109)         (565)         (778)
    Change in other assets                                           --            --           (13)
                                                               --------      --------      --------
Net cash used in investing activities                            (2,535)       (2,042)       (1,854)
                                                               --------      --------      --------
Cash flows from financing activities:
    Proceeds from exercise of stock options                         352           796           152
    Purchases of common stock                                        --            --        (1,864)
                                                               --------      --------      --------
Net cash provided by (used in) financing activities                 352           796        (1,712)
                                                               --------      --------      --------
Net increase in cash and cash equivalents                        11,000         6,972         2,545
Cash and cash equivalents, beginning of year                     25,443        18,471        15,926
                                                               --------      --------      --------
Cash and cash equivalents, end of year                         $ 36,443      $ 25,443      $ 18,471
                                                               ========      ========      ========


Supplemental Information. During fiscal 2003, 2002 and 2001 the Company made income tax payments of $4,280, $3,386 and $2,779, respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

1.    Description of Business

      Quality Systems, Inc., comprised of the QSI Division ("QSI Division") and a wholly-owned subsidiary, NextGen Healthcare Information Systems, Inc. ("NextGen Division") (collectively, the "Company"), develop and market proprietary healthcare information systems that automate medical and dental group practices, community health centers, physician hospital organizations, management service organizations, and dental schools. The Company's proprietary software systems include general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, electronic patient records, dental charting and letter generation. In addition to providing fully integrated solutions, the Company provides its clients with comprehensive hardware and software maintenance and support services, system training services and electronic claims submission services. The Company's principal administrative, accounting and QSI Division operations are located in Irvine, California. The principal office of the Company's NextGen Division is located in Horsham, Pennsylvania.

2.    Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company amounts and transactions have been eliminated.

      Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America.

      Revenue Recognition. The Company currently recognizes revenue pursuant to Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2") as amended by SOP 98-9 "Modification of SOP 97-2, "Software Revenue Recognition". The Company generates revenues from licensing rights to use its software products directly to end-users and value-added resellers (VARs). The Company also generates revenues from sales of hardware and third party software, and implementation, training, software customization and post-contract support ("maintenance") services performed for customers who license the Company's products. A typical system contract contains multiple elements of two or more of the above items. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on objective evidence that is specific to the vendor. When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated back to the individual elements in proportion to the elements' fair value to the total contract fair value.

      When evidence of fair value exists for the undelivered elements only, the residual method, provided for under SOP 98-9, is required to be used. Under the residual method, the Company defers revenue related to the undelivered elements in a system sale based on vendor specific objective evidence of each element's fair value, which is based on the average sales price of those elements when sold separately, and allocates the remainder of the contract price to revenue recognized from the delivered elements. Typically, the Company will bill for the entire contract amount upon contract execution. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates.

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

      Certain system sales contracts contain payment terms based on the performance of certain milestones or include services to provide significant production, or customization of the software. License and hardware revenues for such contracts are recognized using the percentage of completion or completed contract method, as appropriate.

      License arrangements with VARs do not provide for returns, and thus license revenues from VARs are generally recognized upon shipment.

      Cash and Cash Equivalents. Cash and cash equivalents generally consist of cash, money market funds and short term U.S. Treasuries. The Company invests its excess cash in a money market fund which invests in only investment grade money market instruments from a variety of industries, and therefore bears minimal risk. The average maturity of the investments owned by the money market fund is approximately two months.

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

      Accounts Receivable. The Company provides credit terms typically ranging from thirty days to less than twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management's estimate of the probability of collection for certain troubled accounts. General reserves are established based on the Company's historical experience of bad debt expense and the aging of the Company's accounts receivable balances net of deferred revenues and specifically reserved accounts. Accounts are written off as uncollectible only after the Company has exhausted all possible means of collection.

      Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the fiscal year. Undelivered maintenance and services are included on the balance sheet in deferred revenue.

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

      Long Lived Assets. The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a single accounting model for the Impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The adoption of this statement did not have a material effect on the Company's consolidated financial statements. Management periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at March 31, 2003.

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

      The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods presented.

(in thousands except per share amounts)                        Year Ended March 31,
                                                            2003       2002       2001
                                                           ------     ------     ------
Net income                                                 $7,035     $5,268     $3,509
                                                           ------     ------     ------
Basic net income per common share:
   Weighted average of common shares outstanding            6,127      6,025      6,130
                                                           ------     ------     ------
Basic net income per common share                          $ 1.15     $ 0.87     $ 0.57
                                                           ======     ======     ======
Diluted net income per share:
   Weighted average of common shares outstanding            6,127      6,025      6,130
   Weighted average of common shares equivalents:
     Weighted average options outstanding                     262        215         73
                                                           ------     ------     ------
   Weighted average number of common and
     common equivalent shares                               6,389      6,240      6,203
                                                           ------     ------     ------
Diluted net income per common share                        $ 1.10     $ 0.84     $ 0.57
                                                           ======     ======     ======

      Stock-Based Compensation.

      The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective March 31, 2003, has adopted Statement of Financial Accounting Standards ("SFAS") 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148") that supercedes Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the years ended March 31, 2003, 2002 and 2001 is presented immediately below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

      The Company's fair value calculations for options granted in fiscal 2002 and 2001 were made using the Black-Scholes option pricing model with the following assumptions: expected life - twelve months following full vesting or approximately 60 months from the date of the grant; stock volatility - ranging from 55% to 57% in fiscal 2002, and 50% to 60% in fiscal 2001, risk free interest rates of 3.5% to 4.5% in fiscal 2002 and 5.0% in fiscal 2001; and, no dividends during the expected term. No options were granted in fiscal 2003.

      The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:

Year Ended March 31,                                         2003           2002           2001
                                                          ----------     ----------     ----------
Net Income                                                $7,035,000     $5,268,000     $3,509,000

Proforma Option Compensation Cost (Net of Taxes)             530,000        561,000        340,000

                                                          ----------     ----------     ----------
Proforma Net Income                                       $6,505,000     $4,707,000     $3,169,000
                                                          ==========     ==========     ==========

Reported Net Income Per Share                             $     1.10     $     0.84     $     0.57
                                                          ----------     ----------     ----------
Proforma Net Income Per Share                             $     1.06     $     0.78     $     0.52
                                                          ----------     ----------     ----------
Value of Option Awards Granted                            $        0     $  884,000     $  461,000
                                                          ----------     ----------     ----------

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

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, vendor specific objective evidence, and the percentage of completion related to certain service revenues. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      In December 2002, the FASB issued Statement of Financial Standards No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based employee compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Since the Company has not adopted the fair value based method of accounting for stock-based employee compensation that is permitted, but not mandated, by SFAS 148, the adoption of SFAS 148 did not have a material impact on the Company's financial position and results of operations.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The adoption of FIN 45 effective January 1, 2003, did not have a material impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entities' activities or the company receives a majority of the entities' residual returns. FIN 46 also requires certain disclosure about variable interest entities in which the company has a significant interest, regardless of whether consolidation is required. The Company has no interests in variable interest entities and the adoption of FIN 46 on January 1, 2003, did not have a material impact on the Company's consolidated financial statements.

      3.    Intangible Assets

      As of March 31, 2003 and 2002, the Company had the following amounts related to intangible assets with determinable lives. Under SFAS No. 142, these intangible assets will continue to be amortized over their estimated lives as seen below:

(in thousands)                                          2003         2002
                                                       ------       ------
Developed technology (5 yrs)
Gross Carrying Amount                                 $ 1,300      $ 1,300
Accumulated Amortization                               (1,300)      (1,285)
                                                      -------      -------
Net Developed technology                              $     0      $    15
                                                      =======      =======

Capitalized software development (3 yrs)
Gross Carrying Amount                                 $ 8,023      $ 6,663
Accumulated Amortization                               (5,512)      (4,560)
                                                      -------      -------
Net Capitalized Software development                  $ 2,511      $ 2,103
                                                      =======      =======

Aggregate amortization expense twelve months
  ended March 31                                      $ 1,267      $ 1,280
                                                      =======      =======


      The following table represents the total estimated amortization of intangible assets with determinable lives as of March 31, 2003 (in thousands):


For the year ended March 31,
----------------------------
       2004                         $1,269
       2005                         $  875
       2006                         $  367


      The following is reconciliation of reported net income adjusted for adoption of SFAS No. 142 for the years ended March 31, 2003, 2002 and 2001.


                                       2003          2002          2001
                                     ---------     ---------     ---------
Reported Net income                  $   7,035     $   5,268     $   3,509
                                     ---------     ---------     ---------
Addback:
Goodwill amortization                       --            --           400
                                     ---------     ---------     ---------
Adjusted Net Income                  $   7,035     $   5,268     $   3,909
                                     =========     =========     =========
Earnings per share:
Reported Net Income                  $    1.10     $    0.87     $    0.57
Goodwill amortization                       --            --          0.07
                                     ---------     ---------     ---------
Adjusted net income                  $    1.10     $    0.87     $    0.64
                                     =========     =========     =========
Diluted earnings per share:
Reported net income                  $    1.10     $    0.87     $    0.57
Goodwill amortization                       --            --           .06
                                     ---------     ---------     ---------
Adjusted net income                  $    1.10     $    0.87     $    0.63
                                     =========     =========     =========


4.    Cash Equivalents and Short-Term Investments

      At March 31, 2003 and 2002, the Company had cash equivalents of $36.4 million and $25.4 million, respectively, invested in a major national brokerage firm's institutional fund that specializes in U.S. government securities and commercial paper with high credit ratings. The Company also invests a portion of its cash in short term U.S. treasury securities. At March 31, 2002, all short-term investments consist of trading securities with a market value of $255,000.

      Investment income for each of the three years in the period ended March 31, 2003 consists of the following:

(in thousands)                              Year Ended March 31,
                                        2003        2002         2001
                                       -------     -------      -------
Interest income                        $   434     $   665      $ 1,012
Net unrealized gains (losses)               --         (22)          15
Other                                       --          --            5
                                       -------     -------      -------
                                       $   434     $   643      $ 1,032
                                       =======     =======      =======


5.    Capitalized Software Costs

      Information related to net capitalized software costs is as follows:

(in thousands)                               Year Ended March 31,
                                              2003         2002
                                             -------      -------
Beginning of year                            $ 2,103      $ 1,769
Capitalized                                    1,660        1,477
Capitalized costs retired                       (300)
Amortization                                  (1,252)      (1,143)
Amortization related to retirements              300
                                             -------      -------
End of year                                  $ 2,511      $ 2,103
                                             =======      =======


(in thousands)                               Year Ended March 31,
                                              2003         2002
                                             -------      -------
Total capitalized development costs          $ 8,023      $ 6,663
Accumulated amortization                      (5,512)      (4,560)
                                             -------      -------
Net capitalized software                     $ 2,511      $ 2,103
                                             =======      =======


6.    Composition of Certain Financial Statement Captions

(in thousands)                                                                             Year Ended March 31,
                                                                                            2003          2002
                                                                                          --------      --------
ACCOUNTS RECEIVABLE:
Accounts receivable, excluding undelivered maintenance and services                       $ 12,392      $ 11,258
Undelivered maintenance and services billed in advance, included in deferred
  revenue                                                                                    6,159         3,250
Reserve for bad debts                                                                         (990)         (813)
                                                                                          --------      --------
Net accounts receivable                                                                   $ 17,561      $ 13,695
                                                                                          ========      ========
INVENTORIES:
Computer systems and components, net of reserve for obsolescence of $160 and
  $127, respectively                                                                      $    348      $    802
Replacement parts for certain client systems, net of accumulated amortization of
  $676 and $674, respectively                                                                  268           266
Miscellaneous parts and supplies                                                                51            50
                                                                                          --------      --------
                                                                                          $    667      $  1,118
                                                                                          ========      ========
EQUIPMENT AND IMPROVEMENTS:
Computers and electronic test equipment                                                   $  3,869      $  4,007
Furniture and fixtures                                                                       1,321         1,253
Vehicles                                                                                         8             8
Leasehold improvements                                                                         143           139
                                                                                          --------      --------
                                                                                             5,341         5,407
Accumulated depreciation and amortization                                                   (3,564)       (3,829)
                                                                                          --------      --------
                                                                                          $  1,777      $  1,578
                                                                                          ========      ========

DEFERRED REVENUES
Maintenance                                         $  2,709      $  2,462
Implementation services                                6,984         2,629
Undelivered software and other                         2,006         1,064
                                                    --------      --------
                                                    $ 11,699      $  6,155
                                                    ========      ========
OTHER CURRENT LIABILITIES:
Accrued payroll and related expenses                $  2,259      $  1,675
Deferred compensation                                    679           721
Income taxes payable                                      --           229
Other accrued expenses                                 2,955           755
                                                    --------      --------
                                                    $  5,893      $  3,380
                                                    ========      ========


7.    Income Taxes

      During the year ended March 31, 2003, the Company filed amended federal and state tax returns for the fiscal years ended March 31, 1998 through 2001, to take advantage of available tax credits related to the Company's research and development activities. The tax credits reported on the aforementioned returns resulted in refund claims of $390,000 for federal and $158,000 for state income tax purposes. Additionally, the Company claimed research and development credits of $207,000 and $222,000 for the years ended March 31, 2003 and 2002, respectively. The provision for income taxes for the years ended March 31, 2003 and 2002 account for approximately 50% of the aggregate tax credits accumulated through March 31, 2003 due to the uncertainly concerning the ultimate amount to be refunded.

      The provision for income taxes consists of the following components:

(in thousands)                                    Year Ended March 31,
                                              2003        2002         2001
                                             -------     -------      -------
Federal:
 Current taxes                               $ 3,211     $ 1,849      $ 1,823
 Deferred taxes                                  268       1,043          500
                                             -------     -------      -------
                                               3,479       2,892        2,323
                                             -------     -------      -------
State:
 Current taxes                                   549       1,004          105
 Deferred taxes                                   30        (663)          82
                                             -------     -------      -------
                                                 579         341          187
                                             -------     -------      -------
                                             $ 4,058     $ 3,233      $ 2,510
                                             =======     =======      =======


      The provision for income taxes differs from an amount computed at the federal statutory rate as follows:

                                                      Year Ended March 31,
                                                   2003       2002       2001
                                                   ----       ----       ----
Federal income tax statutory rate                  34.0%      34.0%      34.0%
Increases (decreases) resulting from:
  Non-deductible amortization of goodwill            --         --        2.8%
  State income taxes                                5.1%       4.6%       4.4%
  Research & development tax credits               (1.9%)       --         --
  Other                                            (0.5%)     (0.6%)      0.5%
                                                   ----       ----       ----
Effective income tax rate                          36.7%      38.0%      41.7%
                                                   ====       ====       ====


      The net deferred tax assets in the accompanying consolidated balance sheets consist of the following at March 31, 2003 and 2002:

(in thousands)                                                                2003         2002
                                                                             -------      -------
Deferred tax assets:
     Timing differences in revenue recognition & bad debt allowance          $ 1,644      $ 1,025
     Book versus tax inventory valuation                                         178          131
     Purchased in-process research and development                             2,544        2,823
     Intangible assets                                                           114          147
     Accrued compensation                                                        382          400
     Accrued liability for deferred compensation                                 290          409
     Other                                                                        68           32
                                                                             -------      -------
                                                                               5,220        4,967
                                                                             -------      -------
Deferred tax liabilities:
     Accelerated depreciation                                                $  (386)     $  (113)
     Capitalized software                                                       (663)        (513)
     State income taxes                                                         (323)        (195)
                                                                             -------      -------
                                                                              (1,372)        (821)
                                                                             -------      -------
                                                                             $ 3,848      $ 4,146
                                                                             =======      =======


      The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items which give rise to the deferred amount. The Company has available approximately $548,000 of research and development credits to recognize for financial reporting purposes, once the amount of the credit has been cleared by the tax authorities.

8.    Employee Benefit Plans and Employment Agreements

      The Company has a profit sharing and retirement plan (collectively, the "Retirement Plans") for the benefit of substantially all of their employees. Participating employees may defer up to 15% of their compensation per year. The Company's annual contribution is determined by a formula set by the Company's Board of Directors. The Retirement Plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $143,000, $116,000 and $77,000 were made by the Company to the Retirement Plans for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

      During the fiscal year ended March 31, 1994, the Company initiated a deferred compensation plan (the "Deferral Plan") for the benefit of officers and key employees. Participating employees may defer all or a portion of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees. Each participating employee's deferred compensation and share of Company contributions has been invested in a life insurance policy which has death benefit and mutual fund features. Investment decisions are made by each participating employee from a family of mutual funds. The Company is the owner and beneficiary of the life insurance policies and has an obligation to pay the greater of the death benefit or the net cash surrender value upon each employee's death or termination of employment. The net cash surrender value of the life insurance policies and the related Company obligation for deferred compensation was $679,000 and $721,000 at March 31, 2003 and 2002, respectively. The Company made contributions of $12,000, $12,000 and $11,000 to the Deferral Plan for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

      The Company has an Employment Agreement ("Agreement") with Mr. Louis Silverman dated July 20, 2000 which details the terms of his employment as the Company's Chief Executive Officer. Mr. Silverman is eligible for a cash bonus of up to 50% of his annual base compensation based on performance goals established jointly between himself and the Board of Directors.

      Mr. Silverman's employment may be terminated for any reason by himself or the Company upon 60 days written notice. Should Mr. Silverman terminate his employment due to the Company's breach of the Agreement he will be entitled to
(i) a lump sum payment equal to six months base compensation; and (ii) immediate vesting of 25% of all unvested stock options. Should Mr. Silverman's employment be terminated without cause or by himself for good reason, he will be entitled to (i) unpaid base compensation and vacation earned and accrued through his date of termination plus a lump sum equal to six months base compensation, (ii) any other performance bonus earned and not paid, and (iii) immediate vesting of an additional 25% of all granted but unvested stock options. Should Mr. Silverman's employment be terminated due to a "change of control" he will be entitled to (i) unpaid base compensation and vacation earned plus a lump sum payment equal to six months base compensation; (ii) any performance bonus earned but not paid; and (iii) immediate vesting of all unvested options. A "change of control" is defined as the earliest occurrence of any of the following events: the direct or indirect sale, lease, exchange or other transfer of 35% of more of the total assets of the Company, the merger or consolidation of the Company with another company with the effect that the shareholders of the Company immediately prior to the merger hold less than 51% of the combined voting power of the then outstanding securities of the surviving company; the replacement of a majority of the Company's Directors without the approval of the Board of Directors; the purchase of 25% or more of the combined voting power of the outstanding securities of the Company with the exception of the purchase of securities by Ahmed Hussein or Sheldon Razin of shares owned by either Sheldon Razin or Ahmed Hussein. The Agreement also grants immediate vesting of all unvested options should a change of control occur whether or not Mr. Silverman's employment is terminated.

9.    Employee Stock Option Plans

      During fiscal 1990, the Company's shareholders approved a stock option plan (the "1989 Plan") under which 1,000,000 shares of Common Stock have been reserved for the issuance of options. The 1989 Plan provides that salaried officers, key employees and non-employee directors of the Company may, at the discretion of the Board of Directors, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the option grant date. Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1989 Plan terminated on June 30, 1999, however there remain granted 77,750 outstanding options at March 31, 2003 under the 1989 Plan which remain eligible for exercise until the expiration of their respective terms.

      In September 1998, the Company's shareholders approved a stock option plan (the "1998 Plan") under which 1,000,000 shares of Common Stock have been reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Company's Board of Directors at the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At March 31, 2003, 576,300 shares were available for future grant under the 1998 Plan. As of March 31, 2002, there were 370,327 outstanding options related to this plan.

      A summary of option transactions under the 1989 & 1998 Plans for the three years ended March 31, 2003 is as follows:

                                                                                      Weighted Average
                                                                   Number of Shares    Exercise Price
                                                                   ----------------    --------------
Outstanding, March 31, 2000 (107,867 exercisable at a
  weighted average price of $7.11)                                      372,859           $ 6.80
Granted (weighted average fair value of $2.57)                          179,010             7.97
Exercised                                                               (22,512)            6.73
Cancelled                                                               (50,859)            7.73
                                                                       --------

Outstanding, March 31, 2001 (143,429 exercisable at a
  weighted average price of $6.76)                                      478,498           $ 7.16
Granted (weighted average fair value of $5.97)                          139,940            11.99
Exercised                                                              (117,205)            6.83
Cancelled                                                                (5,750)            6.74
                                                                       --------

Outstanding, March 31, 2002 (156,551 exercisable at a weighted
  average price of $7.04)                                               495,483           $ 8.61
Granted                                                                       0               --
Exercised                                                               (47,406)            7.43
Cancelled                                                                     0               --
                                                                       --------

Outstanding, March 31, 2003 (230,147 exercisable at a weighted
  average price of $7.94)                                               448,077           $ 8.74
                                                                       ========           ======

      The outstanding stock options vest ratably over a four-year period commencing from the respective option grant dates. Stock options outstanding at March 31, 2003 are summarized as follows:


                            Range of Exercise           Number           Weighted Avg.        Weighted
                                 Prices             Outstanding at   Remaining Contractual    Average
                                                    March 31, 2003       Life (Yrs.)        Exercise Price
                            -----------------       --------------   ---------------------  --------------
Options Outstanding          $ 6.25 - $  7.00          117,376             1.3                $    6.54
                             $ 7.01 - $ 10.00          195,261             2.2                $    7.82
                             $10.01 - $ 12.99          135,440             3.4                $   11.98
                                                       -------
                                                       448,077             2.3                $    8.74
                                                       =======


                                Range of                Number             Weighted
                             Exercise Prices        Exercisable at         Average
                                                    March 31, 2003      Exercise Price
                             ---------------        --------------      --------------
Options Exercisable          $ 6.25 - $  7.00           88,032          $   6.54
                             $ 7.01 - $ 10.00          105,631          $   7.77
                             $10.01 - $ 12.99           36,485          $  11.85
                                                       -------
                                                       230,148          $   7.94
                                                       =======


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

      On May 14, 1997, a second purported class action entitled WENDY WOO v. QUALITY SYSTEMS, INC., ET AL. was filed in the same court, essentially repeating the allegations in the Caveny lawsuit and seeking identical relief. This action was for all purposes consolidated with the Caveny action.

      On July 1, 1997, a third purported class action entitled WADE CHENEY v. QUALITY SYSTEMS, INC., ET AL. was filed in the United States District Court, repeating essentially the same factual allegations as the April 22, 1997 suit and purporting to state claims under the Federal securities laws. By court order dated August 13, 1997, this action was stayed temporarily and the Court reserved jurisdiction to lift the stay after all matters are final in the class action filed on April 22, 1997. On August 15, 1997 the case was removed from the Court's active caseload.

      On March 27, 2001, the court approved a notice of class certification to be mailed to shareholders who are potential class members. Between April 9, 2001 and May 9, 2001, class notice was mailed to potential class members. Six class members opted out of the class, and their requests were filed with the Court.

      On November 18, 2002, the parties reached an agreement to settle the consolidated action. On January 6, 2003, the parties entered into a Stipulation of Settlement whereby in consideration of a cash payment to the class fully funded by the Company's directors and officers liability insurance, all members of the class released all defendants from any and all claims that the class members had or may have had relating to the purchase of the Company's securities during the class period or based on any facts or events that were or could have been asserted against the defendants in this action or in the companion Cheney action. The settlement agreement expressly provides that Quality Systems and the named defendants do not admit, and continue to deny, any and all allegations of wrongdoing.

      On January 14, 2003, the court granted preliminary approval of the settlement, and approved a notice of the settlement that was mailed to shareholders who were potential class members. Two additional class members opted out of the settlement, and their requests were filed with the Court. On April 14, 2003, the class action settlement was approved by the Court and an Order and Final Judgment was entered dismissing the entire action with prejudice.

      The releases given by the settling class in the Caveny action expressly released all defendants from any and all claims that were or could have been alleged in the Cheney action.

      The Company is a party to various other legal proceedings incidental to its business, none of which are considered by management to be material.

      Rental Commitments.

      The Company leases its facilities and offices under irrevocable operating lease agreements expiring at various dates through March 2010. Rent expense for the years ended March 31, 2003, 2002, and 2001 was $1,068,000, $897,000, and
$914,000, respectively. The Company has rental commitments under these agreements as follows:



Year Ending March 31              Amount
--------------------              ------
2004                              $1,077
2005                               1,087
2006                                 765
2007                                 571
2008                                 586
Thereafter                         1,008
                                  ------
Total                             $5,094
                                  ------


11.   Stock Repurchase Plan

      In October 2001, the Company's Board of Directors authorized the repurchase on the open market of up to 5% of the shares of the Company's outstanding Common stock, subject to compliance with applicable laws and regulations. There is no requirement that the Company repurchase such shares. This stock repurchase authorization expires on the date of the fiscal 2003 Annual Shareholders Meeting. Since the October 2001 authorization through March 31, 2003, no shares have been repurchased.

12.   Fair Value of Financial Instruments

      The Company's financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities. Management believes that the fair value of cash, accounts receivable, accounts payable, deferred revenue, and accrued liabilities approximate the carrying values due to the short-term nature of these instruments.

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

      The accounting policies of the Company's operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies - except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel related expenses, are not allocated to the individual segments by management. The Company evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

      Operating segment data for the three years ended March 31, was as follows:

(in thousands)                    QSI Division      NextGen Division           Unallocated           Consolidated
                                                                           Corporate Expenses
                                  ------------      ----------------       ------------------        ------------
Year Ended March 31, 2003
 Revenue                           $ 17,423             $ 37,346                                       $ 54,769
 Operating Income (Loss)           $  4,675             $  8,902               $ (2,918)               $ 10,659

Year Ended March 31, 2002
 Revenue                           $ 17,224             $ 27,198                     --                $ 44,422
 Operating Income (Loss)           $  5,196             $  4,656               $ (1,994)               $  7,858

Year Ended March 31, 2001
 Revenue                           $ 17,225             $ 22,711                     --                $ 39,936
 Operating Income (Loss)           $  3,231             $  3,662               $ (1,906)               $  4,987



14.   Selected Quarterly Operating Results (unaudited)

      The following table presents quarterly unaudited consolidated financial information for the eight quarters in the period ended March 31, 2003. Such information is presented on the same basis as the annual information presented in other sections of this report. In management's opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.


                            COMPARISON BY QUARTER(1)

(in thousands)                                                        Quarter Ended (Unaudited)
                                            -----------------------------------------------------------------------------
                                            6/30/01   9/30/01  12/31/01   3/31/02   6/30/02   9/30/02  12/31/02   3/31/03
                                            -------   -------  --------   -------   -------   -------  --------   -------
Systems, upgrades and supplies sales        $ 5,594   $ 5,110   $ 5,458   $ 6,358   $ 6,425   $ 6,814   $ 7,666   $ 8,264
Maintenance and other                         5,315     5,387     5,585     5,615     5,882     6,180     6,734     6,804
                                            -------   -------   -------   -------   -------   -------   -------   -------
                                             10,909    10,497    11,043    11,973    12,307    12,994    14,400    15,068
Costs of products and services                4,734     4,547     4,900     5,072     4,920     5,660     6,353     6,822
                                            -------   -------   -------   -------   -------   -------   -------   -------
Gross Profit                                  6,175     5,950     6,143     6,901     7,387     7,334     8,047     8,246
Selling, General, & Administrative            3,245     3,294     3,019     3,510     3,673     3,442     3,918     4,260
Research & Development                        1,107     1,000     1,057     1,079     1,135     1,213     1,347     1,367
                                            -------   -------   -------   -------   -------   -------   -------   -------
                                              1,823     1,656     2,067     2,312     2,579     2,679     2,782     2,619
Investment Income                               206       190       147       100       104       123       109        98
                                            -------   -------   -------   -------   -------   -------   -------   -------
                                              2,029     1,846     2,214     2,412     2,683     2,802     2,891     2,717
Provision for Income Taxes                      771       714       832       918     1,057     1,092       956       953
                                            -------   -------   -------   -------   -------   -------   -------   -------
Net Income                                  $ 1,258   $ 1,132   $ 1,382   $ 1,494     1,626     1,710     1,935     1,764
                                            =======   =======   =======   =======     =====     =====     =====     =====
Net Income per share - Basic                $   .21   $   .19   $   .23   $   .25   $   .27   $   .28   $   .32   $   .29
Net Income per share - Diluted              $   .20   $   .18   $   .22   $   .24   $   .26   $   .27   $   .30   $   .27
Weighted Average Shares
  Outstanding - Basic                         5,989     6,005     6,025     6,078     6,106     6,122     6,134     6,144
Weighted Average Shares
  Outstanding - Diluted                       6,173     6,204     6,224     6,320     6,333     6,351     6,403     6,431



      (1) In the quarter ended December 31, 2002 the Company recorded a $165,000 reduction in its provision for income taxes to reflect the cumulative year to date benefit of the availability of certain state and federal research and development tax credits. In the quarter ended March 31, 2003, the application of the residual method for revenue recognition resulted in a $475,000 reduction in revenue for the fourth quarter.

                                   Schedule II
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)

Description                     Balance at        Additions
                               beginning of    Charged to costs                      Balance at
                                  period         and expenses      Deductions      End of Period
                                ----------     ----------------    ----------        ----------
For the year ended:
March 31, 2003                    $   813          $   623          $  (446)          $   990
                                                   -------
March 31, 2002                    $ 1,335          $   497          $(1,019)          $   813
                                                   -------
March 31, 2001                    $ 1,121          $ 1,272          $(1,058)          $ 1,335
                                                   -------

                                INDEX TO EXHIBITS

10.17 Sublease Agreement between Company and Infinium Software dated February 22, 2002.

10.18       Lease Agreement between Company and HUB Properties LLC dated May 8,
            2002.

99.1        Section 906 Officer Certifications.