Form 10-Q
period 2003-06-30
QUALITY SYSTEMS INC
filed 2003-08-14
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,162,988 shares of Common Stock, $.01 par value, as of August 5, 2003

================================================================================

                  PART I - CONSOLIDATED FINANICAL INFORMATION

Item 1. Financial Statements

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         -------------------------------
(In thousands)                                                             June 30,            March 31,
                                                                             2003                2003
                                                                         (unaudited)
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $38,976              $36,443
   Accounts receivable, net                                                  19,039               17,561
   Inventories, net                                                           1,152                  667
   Deferred tax assets                                                        2,029                2,029
   Other current assets                                                       1,432                2,086
                                                                         -------------------------------
     Total current assets                                                    62,628               58,786

Equipment and improvements, net                                               1,734                1,777
Capitalized software costs, net                                               2,760                2,511
Deferred tax assets                                                           1,819                1,819
Goodwill                                                                      1,840                1,840
Other assets                                                                    861                  869
                                                                         -------------------------------
     Total assets                                                           $71,642              $67,602
                                                                            =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $ 1,483              $ 2,477
   Deferred revenue                                                          13,979               11,699
   Other current liabilities                                                  6,298                5,893
                                                                         -------------------------------
         Total liabilities                                                   21,760               20,069
                                                                         -------------------------------
Commitments and contingencies                                                    --                   --
Shareholders' equity:
   Common stock, $0.01 par value, 20,000 shares authorized,
     6,161 and 6,152 shares issued and outstanding, respectively                 62                   62
   Additional paid-in capital                                                35,193               35,121
   Retained Earnings                                                         14,627               12,350
                                                                         -------------------------------
     Total shareholders' equity                                              49,882               47,533
                                                                         -------------------------------
     Total liabilities and shareholders' equity                             $71,642              $67,602
                                                                         ===============================
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        ----------------------------
(In thousands except per share amounts)                                  Three Months Ended June 30,
                                                                          2003                 2002
----------------------------------------------------------------------------------------------------
Net revenues:
   Sales of computer systems, upgrades and supplies                     $ 9,474              $ 6,425
   Maintenance and other services                                         6,832                5,882
                                                                        ----------------------------
                                                                         16,306               12,307
Cost of products and services                                             6,610                4,920
                                                                        ----------------------------
Gross profit                                                              9,696                7,387
Selling, general and administrative expenses                              4,740                3,673
Research and development costs                                            1,366                1,135
                                                                        ----------------------------
Income from operations                                                    3,590                2,579
Investment income                                                           100                  104
                                                                        ----------------------------
Income before provision for income taxes                                  3,690                2,683
Provision for income taxes                                                1,413                1,057
                                                                        ----------------------------
Net income                                                              $ 2,277              $ 1,626
                                                                        ============================
Net income per share, basic                                             $  0.37              $  0.27
                                                                        ----------------------------
Net income per share, diluted                                           $  0.35              $  0.26
                                                                        ----------------------------
Weighted average shares outstanding - basic                               6,157                6,106
                                                                        ----------------------------
Weighted average shares outstanding - diluted                             6,466                6,332
----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             ---------------------------
(In thousands)                                               Three Months Ended June 30,
                                                                2003         2002
----------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                   $  2,277           $  1,626
   Adjustments to reconcile net income to net
   cash provided by operating activities:
         Depreciation and amortization                            573                523
       Loss on short-term investments and other                    --                 20
         Changes in:
                  Accounts receivable                          (1,478)               450
                  Inventories                                    (485)                99
                  Other current assets                            654                 58
                  Other assets                                      8                (85)
                  Accounts payable                               (994)            (1,794)
                  Deferred  revenue                             2,280              1,727
                  Other current liabilities                       405              1,057
                                                             ---------------------------
Net Cash Provided By Operating Activities                       3,240              3,681
                                                             ---------------------------
Cash Flows From Investing Activities:
   Proceeds from the sale of short term investments                --                235
   Net additions to equipment and improvements                   (175)              (209)
   Additions to capitalized software costs                       (604)              (325)
                                                             ---------------------------
Net Cash Used In Investing Activities                            (779)              (299)
                                                             ---------------------------
Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                         72                 37
                                                             ---------------------------
Net Cash Provided by Financing Activities                          72                 37
                                                             ---------------------------
Net Increase in Cash and Cash Equivalents                       2,533              3,419
Cash and Cash Equivalents, beginning of period                 36,443             25,443
                                                             ---------------------------
Cash and Cash Equivalents, end of period                     $ 38,976           $ 28,862
                                                             ===========================
----------------------------------------------------------------------------------------

Supplemental Information - During the three months ended June 30, 2003 and 2002, the Company made income tax payments, net of refunds received, of $30 and $371 respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2003 and the three months ended June 30, 2003 and 2002, have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 2003. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Revenue Recognition. The Company currently recognizes revenue pursuant to Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2") as amended by SOP 98-9 "Modification of SOP 97-2, "Software Revenue Recognition". The Company generates revenues from licensing rights to use its software products directly to end-users and value-added resellers (VARs). The Company also generates revenues from sales of hardware and third party software, and implementation, training and post-contract support ("maintenance") services performed for customers who license the Company's products. A typical system contract contains multiple elements of two or more of the above items. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on objective evidence that is specific to the vendor. When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated back to the individual elements in proportion to the elements' fair value to the total contract fair value.

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

      Certain system sales contracts contain payment terms based on certain performance milestones or include services to provide significant customization of the software. License and hardware revenues for such contracts may be recognized using the percentage of completion or completed contract method, as appropriate.

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

Stock-Based Compensation. The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective March 31, 2003, has adopted Statement of Financial Accounting Standards ("SFAS") 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148") that supercedes Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the quarters ended June 30, 2003 and 2002 is presented immediately below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

      The Company's fair value calculations for options granted in fiscal 2002 and 2001 were made using the Black-Scholes option pricing model with the following assumptions: expected life - twelve months following full vesting or approximately 60 months from the date of the grant; stock volatility - ranging from 55% to 57% in fiscal 2002, and 50% to 60% in fiscal 2001, risk free interest rates of 3.5% to 4.5% in fiscal 2002 and 5.0% in fiscal 2001; and, no dividends during the expected term. No options were granted in fiscal 2003 or the first quarter of fiscal 2004.

      The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:

                                                           -------------------------
                                                            Quarter Ended June 30,
                                                              2003           2002
      ------------------------------------------------------------------------------
      Net Income                                           $2,277,000     $1,626,000
      ------------------------------------------------------------------------------
      Proforma Option Compensation Cost (Net of Taxes)         84,000        133,000
      ------------------------------------------------------------------------------
      Proforma Net Income                                  $2,193,000     $1,493,000
      ==============================================================================
      Reported Basic Net Income Per Share                  $     0.37     $     0.27
      ------------------------------------------------------------------------------
      Proforma Net Income Per Share                        $     0.36     $     0.24
      ------------------------------------------------------------------------------
      Value of Option Awards Granted                       $        0     $        0
      ------------------------------------------------------------------------------

3. Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 but do not expect a material impact on our consolidated financial position or results of operations.

In December, 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS 148"), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 supercedes Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and provides alternative methods of transition to the fair value method of accounting for stock based compensation. SFAS 148 also requires (i) pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants and (ii) disclosure of option status on a more prominent and frequent basis. The statement is required for annual periods ending after December 15, 2002. The Company adopted SFAS 148 effective March 31, 2003. Adoption of SFAS 148 did not have a material impact on the Company's consolidated financial position or results of operations

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entities' activities or the company receives a majority of the entities' residual returns. FIN 46 also requires certain disclosure about variable interest entities in which the company has a significant interest, regardless of whether consolidation is required. The Company has no interests in variable interest entities and the adoption of FIN 46 on January 1, 2003, did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

4. Intangible Assets

In accordance with FASB 142, the Company does not amortize goodwill. The balance of goodwill is related to the Company's NextGen Healthcare Information Systems Division (NextGen), which was acquired by virtue of two acquisitions in May of 1996 and 1997, respectively. In accordance with FASB 142, the Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2003 was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

      As of June 30, 2003, the Company had the following amounts related to intangible assets:

                                                           ------------------------------------------------------
      (in thousands)                                       Gross Carrying       Accumulated        Net Intangible
                                                               Amount           Amortization           Assets
      -----------------------------------------------------------------------------------------------------------
      Capitalized software development (3 yrs)                 $ 8,627             $5,867              $2,760
      -----------------------------------------------------------------------------------------------------------

      -----------------------------------------------------------------------------------------------------------
      Aggregate amortization expense three months ended June 30, 2003                                  $  355
      -----------------------------------------------------------------------------------------------------------

      The unamortized balance of capitalized software development costs as of June 30, 2003 is estimated to be amortized as follows:

              ---------------------------------------------------------------

                                               Estimated Amortization Expense
              For the year ended March 31,             (in thousands)
              ---------------------------------------------------------------
                          2004                              $  1,065
                          2005                              $  1,076
                          2006                              $    619
              ---------------------------------------------------------------

5. Stock Repurchase Plan

In October 2001, the Company's Board of Directors authorized the repurchase on the open market of up to 5% of the shares of the Company's outstanding Common stock, subject to compliance with applicable laws and regulations. There is no requirement that the Company repurchase such shares. This stock repurchase authorization expires on the date of the fiscal 2003 Annual Shareholders Meeting. Since the October 2001 authorization through June 30, 2003, no shares have been repurchased

6. Income Taxes

The provision for income taxes for the three month period ended June 30, 2003 differs from the expected combined statutory rates primarily due to the estimated impact of varying state income tax rates, as well as estimated research and development tax credits for fiscal 2004. The provision for income taxes for the three month period ended June 30, 2002 differs from the expected combined statutory rates primarily due to the estimated impact of varying state income tax rates.

7. Net Income Per Share

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that the Company's outstanding options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                                                                    ---------------------------
    (in thousands except per share amounts)                         Three Months Ended June 30,
                                                                      2003               2002
    -------------------------------------------------------------------------------------------
      Net income                                                    $  2,277           $  1,626
      Basic net income per common share:
        Weighted average of common shares outstanding                  6,157              6,106
                                                                    ---------------------------
      Basic net income per common share                             $   0.37           $   0.27
                                                                    ===========================
      Diluted net income per share:
        Weighted average of common shares outstanding                  6,157              6,106
           Effect of potentially dilutive securities (options)           309                226
                                                                    ---------------------------
        Weighted average number of common and shares - Diluted         6,466              6,332
                                                                    ---------------------------
      Diluted net income per common share                           $   0.35           $   0.26
                                                                    ===========================
    -------------------------------------------------------------------------------------------

8. Operating Segment Information

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

      The Company's reportable operating segments include its NextGen Healthcare Information Systems Division and the QSI Division.

      The disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs are not allocated to the individual segments by management. The Company evaluates performance based on stand-alone segment revenue and operating income performance. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

      Operating segment data for the quarters ended June 30, 2002 and 2003 is as follows:

                                        ------------------------------------------------------------------------
(In thousands)                                         NextGen Healthcare
                                                      Information Systems       Unallocated
                                        QSI Division        Division        Corporate Expenses      Consolidated
----------------------------------------------------------------------------------------------------------------
Quarter ended June 30, 2003
  Revenue                                 $4,064             $12,242                                   $ 16,306
  Operating income (loss)                 $1,064             $ 3,359             $   (833)             $  3,590

Quarter ended June 30, 2002
  Revenue                                 $4,229             $ 8,078                                   $ 12,307
  Operating income (loss)                 $1,166             $ 2,073             $   (660)             $  2,579
----------------------------------------------------------------------------------------------------------------

9. Composition of Accounts Receivable

Included in accounts receivable are amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the consolidated balance sheet as part of the deferred revenue balance.

                                                                      ---------------------------------
(in thousands)                                                        June 30, 2003      March 31, 2003
-------------------------------------------------------------------------------------------------------
Accounts receivable:
Accounts receivable, excluding undelivered maintenance and services      $ 12,372          $ 12,392
Undelivered maintenance and services billed in advance,
included in deferred revenue                                                7,656             6,159
                                                                      ---------------------------------
Gross Accounts receivable                                                  20,028            18,551
                                                                      ---------------------------------
Reserve for bad debts                                                        (989)             (990)
                                                                      ---------------------------------
Net accounts receivable                                                  $ 19,039          $ 17,561
                                                                      =================================
-------------------------------------------------------------------------------------------------------

10. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions, which exceeded federally insured limits at June 30, 2003. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance by these institutions.

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

      The Company's sales are dependent upon clients' initial decision to replace or substantially modify their existing information system, and subsequently a decision as to which products and services to purchase. These are major decisions for healthcare providers, and accordingly, the sales cycle for the

----------
(5)   NextMD.com is a trademark of NextGen Healthcare Information Systems, Inc.

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

                                                     ---------------------------
(unaudited)                                          Three Months Ended June 30,
                                                        2003            2002
--------------------------------------------------------------------------------
Net Revenues:
  Sales of computer systems, upgrades and supplies       58.1%           52.2%
     Maintenance and other services                      41.9            47.8
                                                     ---------------------------
                                                        100.0           100.0
Cost of Products and Services                            40.5            40.0
                                                     ---------------------------
Gross Profit                                             59.5            60.0
Selling, General and Administrative Expenses             29.1            29.8
Research and Development Costs                            8.4             9.2
                                                     ---------------------------
Income from Operations                                   22.0            21.0
Investment Income                                         0.6             0.8
                                                     ---------------------------
Income before Provision for Income Taxes                 22.6            21.8
Provision for Income Taxes                                8.6             8.6
                                                     ---------------------------
Net Income                                               14.0%           13.2%
                                                     ===========================
--------------------------------------------------------------------------------

      For the Three-Month Periods Ended June 30, 2003 and 2002

      The Company's net income for the three months ended June 30, 2003 was $2,277,000 or $0.37 per share on a basic and $.35 per share on a diluted basis, as compared to a net income of $1,626,000, or $0.27 on a basic and $0.26 per share on a diluted basis, for the three months ended June 30, 2002.

      Net Revenues. Net revenues for the three months ended June 30, 2003 increased 33% to $16.3 million from $12.3 million for the three months ended June 30, 2002. Sales of computer systems, upgrades and supplies increased 48% to $9.5 million from $6.4 million in the year ago quarter while net revenues from maintenance and other services grew 15% to $6.8 million from $5.9 million during the comparable period last year. The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of an increase in sales of the Company's NextGenemr and NextGenepm software as well as related hardware and third party software. The increase in maintenance and other services revenue resulted principally from an increase in maintenance revenues generated from the Company's expanded client base, and secondarily from an increase in revenues generated from the Company's electronic data interchange services.

      Cost of Products and Services. Cost of products and services for the three months ended June 30, 2003 rose 35% to $6.6 million from $4.9 million in the prior year quarter. Cost of products and services as a percentage of net revenues increased from 40.0% to 40.5% for the respective periods. The dollar increase in the cost of products and services was a result of the impact of higher labor costs associated with installation and customer support as well as increased hardware and third party software costs. The cost of products and services as a percentage of net revenues increased in the quarter ended June 30, 2003 compared to the same period last year, largely as a result of an increase in hardware and third party software sales as a percentage of total revenue.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2003 increased 27% to approximately $4.7 million as compared to $3.7 million for the three months ended June 30, 2002. Selling, general and administrative expenses as a percentage of net revenues were slightly lower at 29.1% as compared to 29.8% in the prior year quarter. The increase in the dollar amount of such expenses resulted primarily from increased sales and marketing expenses at the Company's NextGen Division and higher corporate expenses.

      Research and Development Costs. Research and development costs for the three months ended June 30, 2003 increased by 20% to $1,366,000 from $1,135,000 in the prior year's quarter. The increase in research and development costs is attributed primarily to increased investments in the NextGen(emr) and NextGen(epm) product suites. Research and development costs as a percentage of net revenues declined to 8.4% as compared to 9.2% for the quarter ended June 30, 2002. This percentage decline was driven by the fact that revenues grew faster than the increase in research and development expense. The Company has, over time, changed the mix of its overall research and development expenditures to facilitate increased research and development spending at the NextGen Division while moderating the overall growth rate of research and development costs.

      Investment Income. Investment income for the three months ended June 30, 2003 decreased by 4% from approximately $104,000 to $100,000. Investment income in the quarter declined due to the lower interest rates earned on the Company's balances during the quarter vis a vis the year earlier quarter. The decrease in interest rates was partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2003 was approximately $1,413,000 as compared to approximately $1,057,000 for the three months ended June 30, 2002. The provision for income taxes for the three months ended June 30, 2003 differs from the combined statutory rates primarily due to the impact of the effect of varying state income tax rates as well as the impact of estimated research and development tax credits. The provision for income taxes for the three months ended June 30, 2002 differs from the combined statutory rates primarily due to the impact of the effect of varying state income tax rates.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the past two quarters ended June 30:

                                                                          --------------------------
      ($ in thousands)                                                      Quarter Ended June 30,
      (unaudited)                                                          2003              2002
      ----------------------------------------------------------------------------------------------
      Cash and cash equivalents                                           $38,976            $28,862
      ----------------------------------------------------------------------------------------------

      Net increase in cash and cash equivalents during the quarter        $ 2,533            $ 3,419
      ----------------------------------------------------------------------------------------------

      Net income during the quarter                                       $ 2,277            $ 1,626
      ----------------------------------------------------------------------------------------------

      Net cash provided by operations during the quarter                  $ 3,240            $ 3,681
      ----------------------------------------------------------------------------------------------

      Number of days of sales outstanding at start of quarter                 106                104
      ----------------------------------------------------------------------------------------------

      Number of days of sales outstanding at end of quarter                   107                 98
      ----------------------------------------------------------------------------------------------

      The Company's principal source of cash was cash provided by operations. The Company was able to generate operating cash flows in excess of net income in the quarter ended June 30, 2003 primarily as a result of an increase in deferred revenue which grew faster than accounts receivable during the period. Provided turnover of accounts receivable and deferred revenue, and profitability remain consistent with the quarter ended June 30, 2003, the Company anticipates being able to continue to generate cash from operations primarily from the net income of the Company.

      Cash and cash equivalents increased $2,533,000 between March 31, 2003 and June 30, 2003 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $3,419,000 during the three months ended June 30, 2002, also primarily as a result of cash generated by operating activities. Also, during the quarter ended June 30, 2002, the Company liquidated approximately $235,000 in short-term equity investments, and moved those funds into cash and cash equivalent accounts.

      Net cash used in investing activities for the three months ended June 30, 2003 and 2002 was $779,000 and $299,000 respectively. Net cash used in investing activities for the three months ended June 30, 2003 consisted of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the three months ended June 30, 2002 consisted of additions to equipment and improvements and capitalized software and was partially offset by the proceeds from the sale of short term investments.

      At June 30, 2003, the Company had cash and cash equivalents of $39.0 million. The Company intends to expend funds for the development of products complementary to its existing product line as well as new versions of certain of its products. These developments are intended to take advantage of more powerful technologies and to increase the integration of the Company's products. The Company has no additional significant current capital commitments.

      Management believes that its cash and cash equivalents on hand at June 30, 2003, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2004.

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

Item 4. Controls and Procedures

      The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, which was conducted within 90 days of the date on which this quarterly report was filed with the Securities and Exchange Commission, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding whether or not disclosure is required.

      During the quarter ended June 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting except that subsequent to the end of the quarter, the Company's Audit Committee engaged a third party consulting firm to examine certain matters described as material weaknesses by the Company's accountants, Grant Thornton LLP. Upon conclusion of its review, the consulting firm will issue its report to the Company's Audit Committee. Following review and analysis of the report by the Audit Committee, the Company shall take any appropriate required corrective action.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

      31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

On May 16, 2003, the Company filed a Report on Form 8-K with the SEC concerning the settlement of certain legal actions involving the Company.

On May 28, 2003, the Company filed a Report on Form 8-K with the SEC concerning the Company's financial performance for the period ended March 31, 2003 and a transcript of the conference call with management regarding such period. A copy of the (i) Company's press release announcing the results and certain other information and (ii) the conference call transcript, were attached to the Report on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            QUALITY SYSTEMS, INC.


Date: August 14, 2003                   By: /s/ LOUIS SILVERMAN
                                            ------------------------------------
                                                Louis Silverman
                                                Chief Executive Officer


Date: August 14, 2003                   By: /s/ PAUL HOLT
                                            ------------------------------------
                                                Paul Holt
                                                Chief Financial Officer;
                                                Principal Accounting Officer