Form 10-Q
period 2003-09-30
QUALITY SYSTEMS INC
filed 2003-11-17
CIK 708818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-13801

                             QUALITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                     California                                 95-2888568
           (State or other jurisdiction of                   (I.R.S. Employer
            Incorporation or Organization)                  Identification No.)

    18191 Von Karman Avenue, Irvine, California                   92612
      (Address of Principal Executive Offices)                  (Zip Code)

       Registrant's telephone number, including area code: (949) 255-2600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,270,261 shares of Common Stock, $.01 par value, as of November 14, 2003

                   PART I - CONSOLIDATED FINANICAL INFORMATION

Item 1. Financial Statements

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)                               September 30,        March 31,
                                                                           2003               2003
                                                                        (unaudited)
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $40,573           $36,443
   Accounts receivable, net                                                 21,240            17,561
   Inventories, net                                                            984               667
   Deferred tax assets                                                       2,029             2,029
   Other current assets                                                      1,867             2,086
                                                                           -------           -------
     Total current assets                                                   66,693            58,786

Equipment and improvements, net                                              1,797             1,777
Capitalized software costs, net                                              3,020             2,511
Deferred tax assets                                                          1,819             1,819
Goodwill                                                                     1,840             1,840
Other assets                                                                   972               869
                                                                           -------           -------
     Total assets                                                          $76,141           $67,602
                                                                           =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $ 1,742           $ 2,477
   Deferred revenue                                                         15,093            11,699
   Other current liabilities                                                 6,900             5,893
                                                                           -------           -------
         Total liabilities                                                  23,735            20,069
                                                                           -------           -------
Commitments and contingencies
Shareholders' equity:
   Common stock, $0.01 par value, 20,000 shares authorized,
     6,174 and 6,152 shares issued and outstanding, respectively                62                62
   Additional paid-in capital                                               35,309            35,121
   Retained Earnings                                                        17,035            12,350
                                                                           -------           -------
     Total shareholders' equity                                             52,406            47,533
                                                                           -------           -------
     Total liabilities and shareholders' equity                            $76,141           $67,602
                                                                           =======           =======

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

(in thousands, except per share amounts)             Three Months Ended   Six Months Ended
                                                        September 30,       September 30,
-------------------------------------------------------------------------------------------
                                                       2003       2002     2003       2002
                                                      -------   -------   -------   -------
Net revenues:
   Sales of computer systems, upgrades and supplies    10,026   $ 6,814   $19,500   $13,239
   Maintenance and other services                       7,616     6,180    14,448    12,062
                                                      -------   -------   -------   -------

                                                       17,642    12,994    33,948    25,301
Cost of products and services                           7,492     5,660    14,102    10,580
                                                      -------   -------   -------   -------
Gross profit                                           10,150     7,334    19,846    14,721
Selling, general and administrative expenses            4,768     3,442     9,508     7,115
Research and development costs                          1,502     1,213     2,868     2,348
                                                      -------   -------   -------   -------
Income from operations                                  3,880     2,679     7,470     5,258
Investment income                                          89       123       189       227
                                                      -------   -------   -------   -------
Income before provision for income taxes                3,969     2,802     7,659     5,485
Provision for income taxes                              1,561     1,092     2,974     2,148
                                                      -------   -------   -------   -------
Net income                                            $ 2,408   $ 1,710   $ 4,685   $ 3,337
                                                      =======   =======   =======   =======
Net income per share, basic                           $  0.39   $  0.28   $  0.76   $  0.55
                                                      -------   -------   -------   -------
Net income per share, diluted                         $  0.37   $  0.27   $  0.72   $  0.53
                                                      -------   -------   -------   -------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)

                                                  Six Months Ended September 30,
                                                        2003        2002
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                            $  4,685    $  3,337
   Adjustments to reconcile net income to net
   cash provided by operating activities:
         Depreciation and amortization                   1,154       1,061
       Loss on short-term investments and other
         Changes in:
                  Accounts receivable                   (3,679)       (183)
                  Inventories                             (317)        227
                  Other current assets                     219        (206)
           Other assets                                   (103)        141
                  Accounts payable                        (735)     (1,330)
                  Deferred  revenue                      3,394       2,171
           Other current liabilities                     1,007          10
                                                      --------    --------
Net Cash Provided By Operating Activities                5,625       5,228
                                                      --------    --------
Cash Flows From Investing Activities:
   Proceeds from the sale of short term investments          0         235
   Net additions to equipment and improvements            (452)       (709)
   Additions to capitalized software costs              (1,231)       (679)
                                                      --------    --------
Net Cash Used In Investing Activities                   (1,683)     (1,153)
                                                      --------    --------
Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                 188         278
                                                      --------    --------
Net Cash Provided by Financing Activities                  188         278
                                                      --------    --------
Net Increase in Cash and Cash Equivalents                4,130       4,353

Cash and Cash Equivalents, beginning of period          36,443      25,443
                                                      --------    --------
Cash and Cash Equivalents, end of period              $ 40,573    $ 29,796
                                                      ========    ========

Supplemental Information - During the six months ended September 30, 2003 and 2002, the Company made income tax payments, net of refunds received, of $3,014 and $2,503 respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2003 and for the three and six month periods ended September 30, 2003 and 2002, have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 2003. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Revenue Recognition. The Company recognizes revenue pursuant to Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2") as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition". The Company generates revenues from licensing rights to use its software products directly to end-users and value-added resellers (VARs). The Company also generates revenues from sales of hardware and third party software, and implementation, training and post-contract support ("maintenance") services performed for customers who license the Company's products. A typical system contract contains multiple elements of two or more of the above items. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on objective evidence that is specific to the vendor. When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated back to the individual elements in proportion to the elements' fair value to the total contract fair value.

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

      License arrangements with VARs generally do not provide for returns, and thus license revenues from VARs are generally recognized upon shipment.

Cash and Cash Equivalents. Cash and cash equivalents generally consist of cash, money market funds and short term U.S. Treasuries. The Company invests a portion of its cash in a money market fund which invests in only investment grade money market instruments from a variety of industries, and therefore bears minimal risk. The average maturity of the investments owned by the money market fund is approximately two months.

Accounts Receivable. The Company provides credit terms typically ranging from thirty days to less than twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management's estimate of the probability of collection for certain troubled accounts. General reserves are established based on the Company's historical experience of bad debt expense and the aging of the Company's accounts receivable balances net of deferred revenues and specifically reserved accounts. Accounts are written off as uncollectible only after the Company has expended extensive collection efforts.

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

Stock-based Compensation. The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective March 31, 2003, has adopted SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" that supercedes Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied to employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the quarters ended September 30, 2003 and 2002 is presented immediately below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

      The Company's fair value calculations for options granted in fiscal 2002 were made using the Black-Scholes option pricing model with the following assumptions: expected life - twelve months following full vesting or approximately 60 months from the date of the grant; stock volatility - ranging from 55% to 57% in fiscal 2002, and 50% to 60% in fiscal 2001, risk free interest rates of 3.5% to 4.5% in fiscal 2002 and 5.0% in fiscal 2001; and, no dividends during the expected term. No options were granted in fiscal 2003 or the first six months of fiscal 2004.

      The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:

(in thousands except for per share amounts)            Quarter Ended         Six Months Ended
                                                       September 30,           September 30,
                                                   ---------------------------------------------
                                                     2003         2002       2003         2002
------------------------------------------------------------------------------------------------
Net Income                                         $   2,408   $   1,710   $   4,685   $   3,337
                                                   ---------   ---------   ---------   ---------
Proforma Option Compensation Cost (Net of Taxes)          51          80         102         160
                                                   ---------   ---------   ---------   ---------
Proforma Net Income                                $   2,357   $   1,630   $   4,583   $   3,177
                                                   =========   =========   =========   =========
Reported Basic Net Income Per Share                $    0.39   $    0.28   $    0.76   $    0.55
                                                   ---------   ---------   ---------   ---------
Proforma Net Income Per Share                      $    0.38   $    0.27   $    0.74   $    0.52
                                                   ---------   ---------   ---------   ---------
Reported Diluted Net Income Per Share              $    0.37   $    0.27   $    0.72   $    0.53
                                                   ---------   ---------   ---------   ---------
Proforma Diluted Net Income Per Share              $    0.36   $    0.26   $    0.71   $    0.50
                                                   ---------   ---------   ---------   ---------

3. Recent Accounting Pronouncements

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

In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's consolidated financial condition or results of operations.

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

      As of September 30, 2003, the Company had the following amounts related to intangible assets:

(in thousands)                             Gross Carrying   Accumulated    Net Intangible
                                               Amount       Amortization       Assets
-----------------------------------------------------------------------------------------
Capitalized software development (3 yrs)       $9,254          $6,234          $3,020
                                           --------------   ------------   --------------

Aggregate amortization expense for the six months ended September 30, 2003    $   722
                                                                              -----------

      The unamortized balance of capitalized software development costs as of September 30, 2003 is estimated to be amortized as follows:

      ----------------------------    ------------------------------
      For the year ended March 31,    Estimated Amortization Expense
                                              (in thousands)
      ----------------------------    ------------------------------
                  2004                             $     725
                  2005                             $   1,285
                  2006                             $     728
                  2007                             $     282
      ----------------------------    ------------------------------

5. Stock Repurchase Plan

In October 2001, the Company's Board of Directors authorized the repurchase on the open market of up to 5% of the shares of the Company's outstanding Common stock, subject to compliance with applicable laws and regulations. There was no requirement that the Company repurchase such shares. This stock repurchase authorization expired on September 24, 2003. From the October 2001 authorization through the expiration of the plan, no shares were repurchased.

6. Income Taxes

The provision for income taxes for the six month period ended September 30, 2003 differs from the expected combined statutory rates primarily due to the estimated impact of varying state income tax rates, as well as estimated research and development tax credits for fiscal 2004. The provision for income taxes for the six month period ended September 30, 2002 differs from the expected combined statutory rates primarily due to the estimated impact of varying state income tax rates.

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

(in thousands, except per share amounts)               Three Months Ended  Six Month Ended
                                                          September 30,     September 30
                                                         ---------------   --------------
                                                          2003     2002     2003     2002
                                                         ---------------------------------
Net income                                               $2,408   $1,710   $4,685   $3,337
Basic net income per common share:
  Weighted average of common shares outstanding           6,167    6,122    6,162    6,114
                                                         ------   ------   ------   ------
Basic net income per common share                        $ 0.39   $ 0.28   $ 0.76   $ 0.55
                                                         ======   ======   ======   ======
Diluted net income per share:
  Weighted average of common shares outstanding           6,167    6,122    6,162    6,114
   Effect of potentially dilutive securities (options)      324      229      317      233
                                                         ------   ------   ------   ------
  Weighted average common shares outstanding-diluted      6,491    6,351    6,479    6,347
                                                         ------   ------   ------   ------
Diluted net income per common share                      $ 0.37   $ 0.27   $ 0.72   $ 0.53
                                                         ------   ------   ------   ------

8. Operating Segment Information

The Company has prepared operating segment information in accordance with Statement of Accounting Standards SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" to report components that are evaluated regularly by the Company's chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance.

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

      Operating segment data for the three and six month periods ended September 30, 2003 and 2002 is as follows:

(in thousands)                                  NextGen
                             QSI Division      Healthcare           Unallocated     Consolidated
                                           Information Systems  Corporate Expenses
                                                Division
                             -------------------------------------------------------------------
Six Months Ended
September 30, 2003
   Revenue                     $  8,254         $ 25,694                   --         $ 33,948
  Operating income (loss)      $  2,350         $  7,206             $ (2,086)        $  7,470

Six Month Ended
September 30, 2002
   Revenue                     $  8,632         $ 16,669                   --         $ 25,301
  Operating income (loss)      $  2,302         $  4,211             $ (1,255)        $  5,258
                               --------         --------             --------         --------
Three Months Ended
September 30, 2003
  Revenue                      $  4,190         $ 13,452                   --         $ 17,642
  Operating Income (Loss)      $  1,286         $  3,847             $ (1,253)        $  3,880

Three Months Ended
September 30, 2002
  Revenue                      $  4,403         $  8,591                   --         $ 12,994
  Operating Income (Loss)      $  1,136         $  2,138             $   (595)        $  2,679
                               -----------------------------------------------------------------

9. Composition of Accounts Receivable

Included in accounts receivable are amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the consolidated balance sheet as part of the deferred revenue balance.

(in thousands)                                                       September 30,  March 31,
                                                                         2003         2003
                                                                     ------------------------
Accounts receivable:
Accounts receivable,  excluding undelivered maintenance and services   $ 13,654    $ 12,392
Undelivered maintenance and services billed in advance, included in
deferred revenue                                                          8,632       6,159
                                                                       --------    --------
Gross Accounts receivable                                                22,286      18,551
                                                                       --------    --------
Reserve for bad debts                                                    (1,046)       (990)
                                                                       --------    --------

Net accounts receivable                                                $ 21,240    $ 17,561
                                                                       ========    ========

10. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2003. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

11. Subsequent Events

On October 29, 2003, the Board of Directors granted 3,500 options to Emad Zikry, a director of the company, at an exercise price of $7.00 per share, as director fees solely for his service on the Board of Directors. The options vested immediately and expire on October 20, 2008. This option grant resulted in compensation expense of approximately $130,000 to be recorded in the December, 2003 quarter.

On October 29, 2003, the Board of Directors granted 60,000 options to employees at an exercise price of $15.46 per share. The options vest in four equal annual installments beginning October 29, 2004 and expire on October 20, 2008. Based on the closing share price of the Company's stock on October 29, 2003 ($44.16 per share), this option grant will result in compensation expense of up to $1,722,000 (assuming all employees granted options continue their employment at the Company throughout the entire four year vesting period) to be amortized evenly over the next four years.

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

      Company Overview

      Quality Systems, Inc., through its NextGen Healthcare Information Systems, Inc. (NextGen(1)) and QSI (QSI) Divisions (collectively, the "Company"), develops and market healthcare information systems that automate medical and dental group practices, physician hospital organizations ("PHOs"), management service organizations ("MSOs"), ambulatory care centers, community health centers, and medical and dental schools. In response to the growing need for more comprehensive, cost-effective information solutions for physician and dental practices, the Company's systems enable clients to redesign office workflow processes, improve productivity, reduce information processing and administrative costs, and utilize electronic medical records to store and access patient information. The Company's proprietary software systems cover a number of important practice elements including, but not limited to, general patient information, electronic patient records, appointment scheduling, billing, insurance claims submission and processing, eligibility verification, managed care plan implementation, referral management, treatment outcome studies, treatment planning, drug formularies, dental charting, and letter generation. Several of the Company's software systems may be operated remotely using thin client connectivity or a standard web browser. In addition to providing fully integrated software solutions to its clients, the Company offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

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

      Furthermore, the stock market in general, and the market for software, health care and high technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's common stock, regardless of actual operating performance.

      Dependence On Principal Product and New Product Development. The Company currently derives substantially all of its net revenues from sales of its healthcare information systems and related services. The Company believes that a primary factor in the market acceptance of its systems has been its ability to meet the needs of users of healthcare information systems. The Company's future financial performance will depend in large part on the Company's ability to continue to meet the increasingly sophisticated needs of its clients through the timely development and successful introduction and implementation of new and enhanced versions of its systems and other complementary products. The Company has historically expended a significant percentage of its net revenues on product development and believes that significant continuing product development efforts will be required to sustain the Company's growth. Continued investment in the Company's sales staff and its client implementation and support staff will also be required to support future growth.

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

      Dependence on License Rights. The Company depends upon licenses from third party vendors for some of the technology used in its products. Most of these licenses can be renewed only by mutual consent and may be terminated if the Company breaches the terms of the license and fails to cure the breach within a specified period of time. The Company may not be able to continue using the technology made available to it under these licenses on commercially reasonable terms or at all. As a result, the Company may have to discontinue, delay or reduce product shipments until it can obtain equivalent technology. Most of the Company's third-party licenses are non-exclusive. The Company's competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with the Company. In addition, if the Company's vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, the Company may be negatively impacted.

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

      Security Breaches and Viruses. The success of the Company's strategy to offer its EDI services and Internet solutions depends on the confidence of the Company's customers in its ability to securely transmit confidential information. The Company's EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. The Company may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by the Company's customers. Anyone who is able to circumvent security measures could misappropriate confidential user information or interrupt the Company's, or the Company's customers', operations. In addition, the Company's EDI and Internet solutions may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by the Company's customers causing them to seek out other vendors, and/or, damage the Company's reputation in the market making it difficult to obtain new customers.

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

      Dependence Upon Key Personnel. The Company's future performance also depends in significant part upon the continued service of its key technical and senior management personnel, many of whom have been with the Company for a significant period of time. The Company does not maintain key man life insurance on any of its employees. Because the Company has a relatively small number of employees when compared to other leading companies in the same industry, its dependence on maintaining its relationship with key employees is particularly significant. The Company is also dependent on its ability to attract and retain high quality personnel, particularly in the areas of sales, management and applications development.

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

      The HIPAA regulation, as adopted by the Department of Health and Human Services, established, among other things: (i) a national standard for electronic transactions and code sets to be used in those transactions involving certain common health care transactions, (ii) privacy regulations to protect the privacy of plan participants and patients' medical records and (iii) security regulations designed to establish security controls and measures to protect the privacy and confidentiality of personal identifiable health information when it is electronically stored, maintained or transmitted (even if only internally transmitted within a medical practice.) While the privacy and transaction and code set standards are currently in effect, the security regulation is expected to become effective by 2005. As these regulations mature and become better defined, the Company anticipates that these regulations will continue to directly affect certain of the Company's products and services, but the Company cannot fully predict this impact at this time. The Company has taken steps to modify its products, services and internal practices as necessary to facilitate its and its client's compliance with the final regulations, but there can be no assurance that the Company will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management's attention and other resources, and any noncompliance by the Company could result in civil and criminal penalties.

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

(unaudited)                                     Three Months Ended       Six Months Ended
                                                   September 30,           September 30,
                                               --------------------------------------------
                                                 2003        2002        2003        2002
                                               --------    --------    --------    --------
Net Revenues:
  Sales of computer systems, upgrades and          56.8%       52.4%       57.4%       52.3%
supplies
     Maintenance and other services                43.2        47.6        42.6        47.7
                                               --------    --------    --------    --------
                                                  100.0       100.0       100.0       100.0
Cost of Products and Services                      42.5        43.6        41.5        41.8
                                               --------    --------    --------    --------
Gross Profit                                       57.5        56.4        58.5        58.2
Selling, General and Administrative Expenses       27.0        26.5        28.0        28.1
Research and Development Costs                      8.5         9.3         8.4         9.3
                                               --------    --------    --------    --------
Income from Operations                             22.0        20.6        22.0        20.8
Investment Income                                    .5         1.0          .6          .9
                                               --------    --------    --------    --------
Income before Provision for Income Taxes           22.5        21.6        22.6        21.7
Provision for Income Taxes                          8.9         8.4         8.8         8.5
                                               --------    --------    --------    --------
Net Income                                         13.6%       13.2%       13.8%       13.2%
                                               --------    --------    --------    --------

      For the Three-month Periods Ended September 30, 2003 and 2002

      The Company's net income for the three months ended September 30, 2003 was $ 2,408,000 or $0.39 per share on a basic and $.37 per share on a diluted basis, as compared to a net income of $1,710,000, or $0.28 per share on a basic and $0.27 per share on a diluted basis, for the three months ended September 30, 2002.

      Net Revenues. Net revenues for the three months ended September 30, 2003 increased 35% to $17.6 million from $13.0 million for the three months ended September 30, 2002. Sales of computer systems, upgrades and supplies increased 47% to $10.0 million from $6.8 million in the year ago quarter while net revenues from maintenance and other services grew 23% to $7.6 million from $6.2 million during the comparable period last year. The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of an increase in sales of the Company's NextGenemr and NextGenepm software as well as related hardware and third party software. The increase in maintenance and other services revenue resulted principally from an increase in maintenance revenues generated from the Company's expanded client base, and secondarily from an increase in revenues generated from the Company's electronic data interchange services.

      Cost of Products and Services. Cost of products and services for the three months ended September 30, 2003 rose 32% to $7.5 million from $5.7 million in the prior year quarter. Cost of products and services as a percentage of net revenues decreased slightly to 42.5% from 43.6% for the respective periods. The dollar increase in the cost of products and services was a result of increased hardware and third party software costs as well as the impact of higher labor costs associated with increased installation and customer support staffing. The cost of products and services as a percentage of net revenues decreased in the quarter ended September 30, 2003 compared to the same period last year, largely as a result of a revenue growing at a faster rate than labor and overhead costs associated with installation and customer support services.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2003 increased 41% to approximately $4.8 million as compared to $3.4 million for the three months ended September 30, 2002. Selling, general and administrative expenses as a percentage of net revenues increased slightly to 27% as compared to 26.5% in the prior year quarter.

The increase in the amount of such expenses resulted primarily from additions to sales personnel, higher commission expenses in the NextGen Division, and higher corporate expenses. Sales personnel and commissions expenses grew by approximately $0.5 million while corporate expenses grew by approximately $0.7 million compared to the prior year quarter.

      Research and Development Costs. Research and development costs for the three months ended September 30, 2003 increased by 25% to $1.5 million from $1.2 million in the prior year's quarter. The increase in research and development costs is attributed primarily to increased investments in the NextGenemr and NextGenepm product suites. Research and development costs as a percentage of net revenues declined to 8.5% as compared to 9.3% for the quarter ended September 30, 2002. This percentage decline was driven by the fact that revenues grew faster than the increase in research and development expense.

      Investment Income. Investment income for the three months ended September 30, 2003 decreased by 28% from approximately $123,000 to $89,000. Investment income in the quarter declined due to the lower interest rates earned on the Company's balances during the quarter versus the year earlier quarter. The decrease in investment returns were partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2003 was approximately $1.6 million as compared to approximately $1.1 million for the three months ended September 30, 2002. The provision for income taxes for the three months ended September 30, 2003 differs from the combined statutory rates primarily due to the impact of the effect of varying state income tax rates as well as the impact of estimated research and development tax credits. The provision for income taxes for the three months ended September 30, 2002 differs from the combined statutory rates primarily due to the impact of the effect of varying state income tax rates.

For the Six-Month Periods Ended September 30, 2003 and 2002

      The Company's net income for the six months ended September 30, 2003 was $4.7 million, or $0.76 per share on a basic and $0.72 per share on a diluted basis, as compared to $3.3 million, or $0.55 per share on a basic and $0.53 per share on a diluted basis for the six months ended September 30, 2002.

      Net Revenues Net revenues for the six months ended September 30, 2003 increased 34% to $33.9 million from $25.3 million for the six months ended September 30, 2002. Sales of computer systems, upgrades and supplies increased 48% to $19.5 million from $13.2 million while revenues from maintenance and other services grew 19% to $14.4 million from $12.1 million during the comparable period. The increase in revenues from sales of computer systems, upgrades and supplies was principally the result of increases in the sales of Company's NextGenemr and NextGenepm software as well as related hardware and third party software at the Company's NextGen Division. The increase in maintenance and other services revenue resulted principally from an increase in maintenance and other revenues from the NextGen division's growing client base.

      Cost of Products and Services. Cost of products and services for the six months ended September 30, 2003 increased 33% to $14.1 million from $10.6 million for the six months ended September 30, 2002 while cost of products and services as a percentage of net revenues declined slightly to 41.5% from 41.8% during the comparable periods. The cost of products and services as a percentage of net revenues decreased primarily as a result of a revenue growing at a faster rate than labor and overhead costs associated with installation and customer support services. This was offset by a higher amount of lower margin hardware and third party software content included in revenues.

      Selling, General and Administrative Expenses Selling, general and administrative expenses for the six months ended September 30, 2003 increased 34% to $9.5 million as compared to $7.1 million for the six months ended September 30, 2002. The increase in the amount of such expenses resulted primarily from additions to the sales personnel, higher commission expenses in the NextGen Division, and higher corporate expenses Sales personnel and commission expenses in the Nextgen Division grew by approximately $1.1 million while corporate expenses grew by approximately $0.8 million compared to the same period last year. Selling, general and administrative expenses as a percentage of net revenues was virtually unchanged from the year ago period.

      Research and Development Costs Research and development costs for the six months ended September 30, 2003 and 2002 were $2.9 million and $2.3 million respectively. Research and development costs as a percentage of net revenues decreased to 8.4% from 9.3% due to the fact that revenues increased more quickly than research and development expense .

      Investment Income. Investment income for the six months ended September 30, 2003 decreased 17% to approximately $189,000 compared with $227,000 in the six months ended September 30, 2002. Investment income in the six months ended September 30, 2003 declined primarily due to the effect of the drop in short term interest rates versus the prior year. The decrease in returns were partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2003 was approximately $3.0 million as compared to approximately $2.1 million for the six months ended September 30, 2002. The provision for income taxes for the six months ended September 30, 2003 differs from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of research and development tax credits. The provision for income taxes for the six months ended September 30, 2002 differs from the combined statutory rates primarily due to the impact of varying state income tax rates only.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the six months ended September 30, 2003 and 2002:

                                                              ------------------------------
      ( in thousands )                                        Six Months Ended September 30,
      (unaudited)
                                                              ------------------------------
                                                                      2003             2002
                                                                     -------         -------
Cash and cash equivalents at end of period                           $40,573         $29,796
                                                                     -------         -------
Net increase in cash and cash equivalents during the period          $ 4,130         $ 4,353
                                                                     -------         -------
Net income during the period                                         $ 4,685         $ 3,337
                                                                     -------         -------
Net cash provided by operations during the period                    $ 5,625         $ 5,228
                                                                     -------         -------
Number of days of sales outstanding at start of period                   106              98
                                                                     -------         -------
Number of days of sales outstanding at end of period                     110              97
                                                                     -------         -------

      The Company's principal source of cash was cash provided by operations. The number of days sales outstanding during the period increased by four days primarily due to an increase in the volume of services sold by the NextGen Division which had not yet been rendered resulting in an increase in both accounts receivable and deferred revenue. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the quarter ended September 30, 2003, the Company anticipates being able to continue to generate cash from operations primarily from the net income of the Company.

      Cash and cash equivalents increased $4,130,000 between March 31, 2003 and September 30, 2003 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $4,353,000 during the six months ended September 30, 2002, also primarily as a result of cash generated by operating activities. Also, during the quarter ended September 30, 2002, the Company liquidated approximately $235,000 in short-term equity investments, and moved those funds into cash and cash equivalent accounts.

      Net cash used in investing activities for the six months ended September 30, 2003 and 2002 was $1,683,000 and $1,153,000 respectively. Net cash used in investing activities for the six months ended September 30, 2003 consisted of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the six months ended September 30, 2002 consisted of additions to equipment and improvements and capitalized software and was partially offset by the proceeds from the sale of short term investments.

      At September 30, 2003, the Company had cash and cash equivalents of $40.6 million. The Company intends to expend funds for the development of products complementary to its existing product line as well as new versions of certain of its products. These developments are intended to take advantage of more powerful technologies and to increase the integration of the Company's products. The Company has no additional significant current capital commitments.

      Management believes that its cash and cash equivalents on hand at September 30, 2003, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2004.

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

Item 4. Disclosure Controls and Procedures

      The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, which was conducted within 90 days of the date on which this quarterly report was filed with the Securities and Exchange Commission, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding whether or not disclosure is required.

      During the quarter ended September 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting except that as stated in the Company's most recent Form 10-K, the Company received a letter from the Company's independent auditors expressing the auditor's opinion as to certain material weaknesses in the Company's accounting controls and procedures. The Audit Committee has carefully reviewed such issues and discussed them with the Company's independent auditors and management. In addition, the Audit Committee retained a "Big 4" independent auditing firm (the "Review Accountants") to review the issues raised by the Company's independent auditors and to advise the Audit Committee with respect to corrective action, if any, that would be warranted. Following its review, the Review Accountants submitted their report to the Audit Committee. In response to the report, the Audit Committee and management have begun an expansion of the company's accounting department resources.

                           PART II - OTHER INFORMATION

Item 1. Litigation.

None

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Securities Holders.

      On September 24, 2003, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Sheldon Razin (with 5,716,236 affirmative votes and 89,423 votes withheld), Ahmed Hussein (with 4,168,755 affirmative votes and 1,636,904 votes withheld), Mohammed-Tawfick El-Bardai (with 4,169,397 affirmative votes and 1,636,262 votes withheld), Dale Hanson (with 5,713,967 affirmative votes and 91,962 votes withheld), Frank Meyer (with 5,714,615 affirmative votes and 91,044 votes withheld), William Small (with 5,713,059 affirmative votes and 92,600 votes withheld), and Emad Zikry (with 3,242,558 affirmative votes and 2,563,101 votes withheld)

The shareholders also ratified the appointment of Grant Thornton LLP as the independent public accountants for the Company for the fiscal year ending March 31, 2004 (with 5,737,577 affirmative votes, 64,910 against, and 3,172 abstaining.)

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

On July 28, 2003, the Company filed a Report on Form 8-K with the SEC concerning the Company's financial performance for the period ended June 30, 2003. A copy of the Company's press release announcing the results and certain other information was attached to the Report on Form 8-K.

On August 4, 2003, the Company filed a Report on Form 8-K with the SEC concerning a transcript of the conference call with management covering the financial performance for the period ended June 30, 2003. A copy of a transcript of the conference call was attached to the report on Form 8-K.

On August 5, 2003, the Company filed a Report on Form 8-K with the SEC concerning a correction of a figure quoted in error on the conference call with management covering the financial performance for the period ended June 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUALITY SYSTEMS, INC.

Date:  November 14, 2003               By:  /s/ LOUIS SILVERMAN
                                          --------------------------------------
                                            Louis Silverman
                                            Chief Executive Officer

Date:  November 14, 2003               By:  /s/ PAUL HOLT
                                          --------------------------------------
                                            Paul Holt
                                            Chief Financial Officer; Principal
                                            Accounting Officer