Form 10-Q
period 2003-12-31
QUALITY SYSTEMS INC
filed 2004-02-17
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,312,164 shares of Common Stock, $.01 par value, as of February 9, 2004

================================================================================

                   PART I - CONSOLIDATED FINANICAL INFORMATION

Item 1. Financial Statements

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           ----------------------------
(in thousands, except per share amounts)                                   December 31,       March 31,
                                                                              2003              2003
                                                                           (unaudited)
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 45,348          $ 36,443
   Accounts receivable, net                                                    21,545            17,561
   Inventories, net                                                               837               667
   Deferred tax assets                                                          2,029             2,029
   Other current assets                                                         1,408             2,086
                                                                             --------------------------
     Total current assets                                                      71,167            58,786

Equipment and improvements, net                                                 1,919             1,777
Capitalized software costs, net                                                 3,323             2,511
Deferred tax assets                                                             1,819             1,819
Goodwill                                                                        1,840             1,840
Other assets                                                                    1,049               869
                                                                             --------------------------
     Total assets                                                            $ 81,117          $ 67,602
                                                                             ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  2,066          $  2,477
   Deferred revenue                                                            16,299            11,699
   Other current liabilities                                                    6,747             5,893
                                                                             --------------------------
         Total liabilities                                                     25,112            20,069
                                                                             --------------------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $0.01 par value, 20,000 shares authorized,
     6,276 and 6,152 shares issued and outstanding, respectively                   63                62
   Additional paid-in capital                                                  37,946            35,121
   Retained Earnings                                                           19,646            12,350
   Deferred Compensation                                                       (1,650)               --
                                                                             --------------------------
     Total shareholders' equity                                                56,005            47,533
                                                                             --------------------------
     Total liabilities and shareholders' equity                              $ 81,117          $ 67,602
                                                                             ==========================
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              ------------------------------------------------
(in thousands, except per share amounts)                       Three Months Ended        Nine Months Ended
                                                                   December 31,              December 31,
--------------------------------------------------------------------------------------------------------------
                                                                2003          2002        2003          2002
                                                              ------------------------------------------------
Net revenues:
   Sales of computer systems, upgrades and supplies           $   9,859    $   7,666    $  29,359    $  20,905
   Maintenance and other services                                 8,340        6,734       22,788       18,796
                                                              ------------------------------------------------
                                                                 18,199       14,400       52,147       39,701
Cost of products and services                                     7,523        6,353       21,625       16,933
                                                              ------------------------------------------------
Gross profit                                                     10,676        8,047       30,522       22,768
Selling, general and administrative expenses                      4,902        3,918       14,410       11,033
Research and development costs                                    1,628        1,347        4,496        3,695
                                                              ------------------------------------------------
Income from operations                                            4,146        2,782       11,616        8,040
Investment income                                                    95          109          284          336
                                                              ------------------------------------------------
Income before provision for income taxes                          4,241        2,891       11,900        8,376
Provision for income taxes                                        1,630          956        4,604        3,104
                                                              ------------------------------------------------
Net income                                                    $   2,611    $   1,935    $   7,296    $   5,272
                                                              ================================================
Net income per share, basic                                   $     .42    $    0.32    $    1.18    $    0.86
                                                              ------------------------------------------------
Net income per share, diluted                                 $     .40    $    0.30    $    1.13    $    0.83
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            ------------------------------
(in thousands)                                              Nine Months Ended December 31,
                                                                2003               2002
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                    $  7,296          $  5,272
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                             1,789             1,622
       Non-cash compensation from stock option grants              203                --
         Changes in:
           Accounts receivable                                  (3,984)           (2,793)
           Inventories                                            (170)              141
           Other current assets                                    678               (92)
           Other assets                                           (180)              133
           Accounts payable                                       (411)             (782)
           Deferred  revenue                                     4,600             3,584
           Other current liabilities                               854             2,010
                                                              --------------------------

Net Cash Provided By Operating Activities                       10,675             9,095
                                                              --------------------------
Cash Flows From Investing Activities:
   Proceeds from the sale of short term investments                 --               255
   Net additions to equipment and improvements                    (788)             (859)
   Additions to capitalized software costs                      (1,955)           (1,045)
                                                              --------------------------

Net Cash Used In Investing Activities                           (2,743)           (1,649)
                                                              --------------------------

Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                         973               257
                                                              --------------------------

Net Cash Provided by Financing Activities                          973               257
                                                              --------------------------

Net Increase in Cash and Cash Equivalents                        8,905             7,703

Cash and Cash Equivalents, beginning of period                  36,443            25,443
                                                              --------------------------
Cash and Cash Equivalents, end of period                      $ 45,348          $ 33,146
                                                              ==========================
----------------------------------------------------------------------------------------

Supplemental Information - During the Nine months ended December 31, 2003 and 2002, the Company made income tax payments, net of refunds received, of $4,254,000 and $2,411,000 respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of December 31, 2003 and for the three and nine month periods ended December 31, 2003 and 2002, have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 2003. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

      Certain system sales contracts may contain payment terms based on certain performance milestones or may include services to provide significant customization of the software. License and hardware revenues for such contracts may be recognized using the percentage of completion or completed contract method, as appropriate.

      License arrangements with VARs generally do not provide for returns, and in such cases, license revenues from VARs are generally recognized upon shipment.

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

Accounts Receivable. The Company provides credit terms typically ranging from thirty days to less than twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management's estimate of the probability of collection for certain overdue accounts. General reserves are established based on the Company's historical collection experience of bad debt expense and the aging of the Company's accounts receivable balances net of deferred revenues and specifically reserved accounts. Accounts are written off as uncollectible only after the Company has expended extensive collection efforts. Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the fiscal year. Undelivered maintenance and services are included on the balance sheet in deferred revenue.

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

Stock-Based Compensation. The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective March 31, 2003, has adopted SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" that supercedes Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied to employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the three and nine month periods ended December 31, 2003 and 2002 is presented immediately below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

      On October 29, 2003, the Board of Directors granted 3,500 options to Emad Zikry, a director of the Company, at an exercise price of $7.00 per share, as director fees solely for his service on the Board of

Directors. The options vested immediately and expire on October 20, 2008. This option grant resulted in compensation expense of approximately $130,000 recorded in the December, 2003 quarter using the intrinsic value method.

      On October 29, 2003, the Board of Directors granted 60,000 options to employees at an exercise price of $15.46 per share. The options vest in four equal annual installments beginning October 29, 2004 and expire on October 20, 2008. Based on the closing share price of the Company's stock on October 29, 2003 ($44.16 per share), this option grant will result in compensation expense of up to $1,722,000 (assuming all employees granted options continue their employment at the Company throughout the entire four year vesting period) to be amortized evenly over the next four years. During the quarter ended December 31, 2003, the Company recognized prorata compensation expense of $73,000 related to these options.

      The Company's fair value calculations for options granted in fiscal 2004 were made using the Black-Scholes option pricing model with the following assumptions: expected life - approximately 48 months from the date of the grant; stock volatility - 55% , risk free interest rate of 3.0%; and, no dividends during the expected term. The Company used these assumptions to value the 63,500 options granted on October 29, 2003. No options were granted in fiscal 2003.

      The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:

                                                                   ------------------------------------------------------
(in thousands except for per share amounts)                              Quarter Ended              Nine Months Ended
                                                                          December 31,                 December 31,
                                                                   ------------------------------------------------------
                                                                     2003           2002           2003            2002
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                         $   2,611      $   1,935      $   7,296      $   5,272
                                                                   ------------------------------------------------------
Proforma Option Compensation Cost (Net of Taxes)                          64             80            166            240
                                                                   ------------------------------------------------------
Proforma Net Income                                                $   2,547      $   1,855      $   7,130      $   5,032
                                                                   ======================================================
Reported Basic Net Income Per Share                                $    0.42      $    0.32      $    1.18      $    0.86
                                                                   ------------------------------------------------------
Proforma Net Income Per Share                                      $    0.41      $    0.30      $    1.16      $    0.82
                                                                   ------------------------------------------------------
Reported Diluted Net Income Per Share                              $    0.40      $    0.30      $    1.13      $    0.83
                                                                   ------------------------------------------------------
Proforma Diluted Net Income Per Share                              $    0.39      $    0.29      $    1.10      $    0.79
-------------------------------------------------------------------------------------------------------------------------

3.  Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entities' activities or the company receives a majority of the entities' residual returns. FIN 46 also requires certain disclosure about variable interest entities in which the company has a significant interest, regardless of whether consolidation is required. The Company has no interests in variable interest entities and therefore the adoption of FIN 46 on January 1, 2003, did not have a material impact on the Company's consolidated financial statements.

      In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's consolidated financial condition or results of operations because the Company does not have such financial instruments.

      In May 2003, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus sets revenue recognition guidance for arrangements that have multiple deliverables. The consensus is effective for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the consensus, and the adoption had no material impact on it's consolidated financial position or results of operations as the Company continues to account for it's software arrangements with multiple elements under SOP 97-2, as amended by SOP 98-9.

4. Intangible Assets

In accordance with FASB 142, the Company does not amortize goodwill. The balance of goodwill is related to the Company's wholly owned subsidiary, NextGen Healthcare Information Systems Inc. ("NextGen Division"), which was acquired by virtue of two acquisitions in May of 1996 and 1997, respectively. In accordance with FASB 142, the Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2003 was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

      As of December 31, 2003, the Company had the following amounts related to intangible assets:

                                                           ------------------------------------------------------
      (in thousands)                                       Gross Carrying       Accumulated        Net Intangible
                                                               Amount           Amortization           Assets
      -----------------------------------------------------------------------------------------------------------
      Capitalized software development (3 yrs)                 $   9,926           $   6,603           $   3,323
      -----------------------------------------------------------------------------------------------------------

      -----------------------------------------------------------------------------------------------------------
      Aggregate amortization expense for the nine months ended December 31, 2003                       $   1,091
      -----------------------------------------------------------------------------------------------------------

      The unamortized balance of capitalized software development costs as of December 31, 2003 is estimated to be amortized as follows:

           ----------------------------------------------------------------

                                             Estimated Amortization Expense
           For the year ended March 31,              (in thousands)
           ----------------------------------------------------------------
                       2004                               $     356
                       2005                               $   1,509
                       2006                               $     952
                       2007                               $     506

5. Stock Repurchase Plan

In October 2001, the Company's Board of Directors authorized the repurchase on the open market of up to 5% of the shares of the Company's outstanding Common stock, subject to compliance with applicable laws and regulations. There was no requirement that the Company repurchase such shares. This stock repurchase authorization expired on September 24, 2003. No shares were repurchased under the plan.

6. Income Taxes

The provision for income taxes for the three and nine month periods ended December 31, 2003 and 2002 differ from the expected combined statutory rates primarily due to the estimated impact of varying state income tax rates, as well as estimated research and development tax credits.

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

                                                            ------------------------------------------
                                                            Three Months Ended      Nine Month Ended
(in thousands, except per share amounts)                        December 31,          December 31,
                                                            ------------------------------------------
                                                             2003        2002       2003        2002
------------------------------------------------------------------------------------------------------
Net income                                                  $2,611      $1,935      $7,296      $5,272
Basic net income per common share:
  Weighted average of common shares outstanding              6,237       6,134       6,162       6,121
                                                            ------------------------------------------
Basic net income per common share                           $ 0.42      $ 0.32      $ 1.18      $ 0.86
                                                            ==========================================
Diluted net income per share:
  Weighted average of common shares outstanding              6,237       6,134       6,162       6,121
  Effect of potentially dilutive securities (options)          312         269         314         242
                                                            ------------------------------------------
  Weighted average common shares outstanding- diluted        6,549       6,403       6,476       6,363
                                                            ------------------------------------------
Diluted net income per common share                         $ 0.40      $ 0.30      $ 1.13      $ 0.83
                                                            ==========================================
------------------------------------------------------------------------------------------------------

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

      Operating segment data for the three and nine month periods ended December 31, 2003 and 2002 is as follows:

                                      ------------------------------------------------------------------------------
(in thousands)                                               NextGen
                                                           Healthcare
                                                      Information Systems       Unallocated
                                      QSI Division          Division         Corporate Expenses         Consolidated
--------------------------------------------------------------------------------------------------------------------
Nine Months Ended
December 31, 2003
   Revenue                              $  12,452          $  39,695              $      --               $  52,147
   Operating income (loss)              $   3,701          $  10,995              $  (3,080)              $  11,616

Nine Months Ended
December 31, 2002
   Revenue                              $  13,036          $  26,665              $      --               $  39,701
   Operating income (loss)              $   3,642              6,470              $  (2,072)              $   8,040
-------------------------------------------------------------------------------------------------------------------
Three Months Ended
December 31, 2003
  Revenue                               $   4,198          $  14,001              $      --               $  18,199
  Operating Income (Loss)               $   1,351          $   3,789              $    (994)              $   4,146

Three Months Ended
December 31, 2002
  Revenue                               $   4,404          $   9,996              $      --               $  14,400
  Operating Income (Loss)               $   1,340          $   2,259              $    (817)              $   2,782
-------------------------------------------------------------------------------------------------------------------

9. Composition of Accounts Receivable

Included in accounts receivable are amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the consolidated balance sheet as part of the deferred revenue balance.

                                                                                       --------------------------
(in thousands)                                                                         December 31,    March 31,
                                                                                           2003            2003
-----------------------------------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE:                                                                   (unaudited)
Accounts receivable, excluding undelivered maintenance and services                      $ 13,460       $ 12,392
Undelivered maintenance and services billed in advance, included in
deferred revenue                                                                            9,214          6,159
                                                                                         -----------------------
Gross Accounts receivable                                                                  22,674         18,551
                                                                                         -----------------------
Reserve for bad debts                                                                      (1,129)          (990)
                                                                                         -----------------------
Net accounts receivable                                                                  $ 21,545       $ 17,561
                                                                                         =======================
-----------------------------------------------------------------------------------------------------------------

10. Concentration of Credit Risk

      The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2003. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

11. Commitments and Guarantees

      The Company's standard sales agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company's software. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of December 31, 2003.

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

      Company Overview

      Quality Systems Inc., comprised of the QSI Division ("QSI Division") and a wholly owned subsidiary, NextGen Healthcare Information Systems, Inc. ("NextGen Division") (collectively, the "Company") develops and markets healthcare information systems that automate medical and dental practices, networks of practices such as physician hospital organizations (PHO's) and management service organizations ("MSO's"), ambulatory care centers, community health centers, and medical and dental schools.

      The Company, a California Corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980's, the Company capitalized on the increasing focus on medical cost containment and further expanded its information processing systems to serve the medical market. In the mid 1990's the Company made two acquisitions that accelerated its penetration of the medical market. These two acquisitions formed the basis for what is today the NextGen Division. Today, the Company serves both the medical and dental markets through its two divisions.

      The two divisions operate largely as stand-alone operations with each division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing, and branding. The two divisions share the resources of the "corporate office" which includes a variety of accounting and other administrative functions. Additionally, there are a small number of clients who are simultaneously utilizing software from each of the Company's two divisions.

      The QSI Division, co-located with the Corporate headquarters in Irvine, California, currently focuses primarily on developing and marketing software to dental and certain niche medical practices. The division supports a number of medical clients using medical practice management software developed by the division.

      The NextGen Division, with headquarters in Horsham, Pennsylvania and a second significant location in Atlanta, Georgia, focuses principally on developing and marketing its products and services to medical practices.

      Both divisions develop and market practice management software which is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include scheduling and billing capabilities. It is important to note that in both the medical and dental environments, practice management software systems have been implemented by the vast majority of practices. Therefore, the Company actively competes for the replacement market.

      In addition, both divisions develop and market software that automates the patient record and enhances patient-provider interactions. Adoption of this software, commonly referred to as clinical software, is in its relatively early stages. Therefore, the Company is typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems.

      Electronic Data Interchange ("EDI")/connectivity products are intended to automate a number of manual, often paper-based or telephony intensive communications between patients and/or providers and/or payors. Two of the more common EDI services are forwarding insurance claims electronically from providers to payors and assisting practices with issuing statements to patients. Most practices utilize at least some of these services from the Company or one of its competitors. Additional EDI/connectivity services are used more sporadically by client practices. The Company typically competes to displace incumbent vendors for claims and statements accounts, and attempts to increase usage of other elements in its product line.

      The QSI Division's practice management software suites utilize a UNIX(1) operating system. Its Clinical Product Suite (CPS) utilizes a Windows NT(2) operating system and can be fully integrated with the practice management software from each division. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The division develops, markets, and manages the Company's QUIC product suite which focuses on EDI/connectivity applications. The QSInet Application Service Provider (ASP/Internet) offering is also developed and marketed by the division.

      The Company's NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(3) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGen(emr)), Enterprise Practice Management (NextGen(epm)), Enterprise Appointment Scheduling (NextGen(eas)), Enterprise Master Patient Index (NextGen(epi)), NextGen Image Control System (NextGen(ics)), Managed Care, Electronic Data Interchange, System Interfaces, Internet Operability (NextGen(web)), a Patient-centric and Provider-centric Web Portal Solution (NextMD.com(4)), and a handheld product (NextGen(pda)). NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

      The Company continues to pursue product enhancement initiatives within each division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base. Recent product enhancements by the QSI Division include laser generated forms and an electronic signature capability within the division's CPS product line. While these enhancements are not projected to materially increase divisional revenues or profits, the enhancements are designed to maintain and/or increase client satisfaction within the division's established base of customers.

      The NextGen Division recently released NextGen Image Control System (NextGen(ics)). This module works in conjunction with both NextGen(epm) and NextGen(emr) to address the high volume scanning needs of clients. Management does not expect that NextGen(ics) will add materially to the Company's revenues in the near term, and views this offering as part of the continued build-out of the division's product line as well as a viable means of addressing an area where the division had been reliant on third party alternatives.

      Inclusive of divisional EDI revenues, the NextGen Division accounts for approximately 76% of the Company's revenues. The QSI Division accounts for the balance. The NextGen Division has been growing at annual rates of between 20% and 37% for the past few years, while the QSI Division's overall revenues have been relatively stable.

      In addition to the aforementioned software solutions offered by the Company through its two divisions, each division offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

----------
(1)   UNIX is a registered trademark of the AT&T Corporation.

(2) Microsoft Windows, Windows NT, Windows 95, Windows 98, and Windows 2000 are registered trademarks of the Microsoft Corporation.

(3) NextGen is a registered trademark of NextGen Healtcare Information Systems, Inc

(4)   NextMD.com is a trademark of NextGen Healthcare Information Systems, Inc

      The Company currently has a base of approximately 800 clients, with each client generally including between one and 500 physicians or dentists.

      The Company had 301 employees as of December 31, 2003. This total is comprised of: NextGen Division 219, QSI Division 66, and Corporate 16. For comparison, the Company had 254 employees at December 31, 2002. The NextGen Division accounted for 166, the QSI Division employed 72, and corporate staffing was 16. Revenue per employee was $242,000 at December 31, 2003, up from $227,000 at the end of the same quarter of the prior year.

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

      Dependence Upon Key Personnel. The Company's future performance depends in significant part upon the continued service of its key technical, sales, marketing and senior management personnel, many of whom have been with the Company for a significant period of time and may be difficult to replace. Because the Company has a relatively small number of employees when compared to other leading companies in the same industry, its dependence on maintaining its relationship with key employees is particularly significant and the loss of a few key people can have a relatively major negative impact upon the Company. The Company is also dependent on its ability to attract and retain high quality personnel, particularly in the highly competitive areas of sales, management and applications development.

      The industry is characterized by a high level of employee mobility, highly variable compensation packages, and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company.

      Loss of services of one or more key employees could have a material adverse effect on the Company's business, results of operations and financial condition. Generally, within the industry, key personnel are often attracted by packages that include competitive base remuneration, bonuses and equity (usually option) plans. Accordingly, the Company believes that it may need to grant additional stock options to key employees from time to time and provide other forms of incentive compensation to attract and retain such key personnel. Failure to provide such types of incentive compensation could jeopardize the Company's recruitment and retention capabilities and have a material adverse effect on the Company's business, results of operations and financial condition.

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

                                                                  ----------------------------------------------
      (unaudited)                                                      Three Months Ended      Nine Months Ended
                                                                          December 31,            December 31,
      ----------------------------------------------------------------------------------------------------------
                                                                        2003        2002        2003        2002
                                                                  ----------------------------------------------
      Net Revenues:
        Sales of computer systems, upgrades and supplies                54.2%       53.2%       56.3%       52.7%
        Maintenance and other services                                  45.8        46.8        43.7        47.3
                                                                  ----------------------------------------------
                                                                       100.0       100.0       100.0       100.0

      Cost of Products and Services                                     41.3        44.1        41.5        42.7
                                                                  ----------------------------------------------

      Gross Profit                                                      58.7        55.9        58.5        57.3
      Selling, General and Administrative Expenses                      26.9        27.2        27.6        27.8
      Research and Development Costs                                     9.0         9.4         8.6         9.3
                                                                  ----------------------------------------------
      Income from Operations                                            22.8        19.3        22.3        20.3
      Investment Income                                                  0.5         0.8         0.5         0.8
                                                                  ----------------------------------------------
      Income before Provision for Income Taxes                          23.3        20.1        22.8        21.1
      Provision for Income Taxes                                         9.0         6.6         8.8         7.8
                                                                  ----------------------------------------------
      Net Income                                                        14.3%       13.5%       14.0%       13.3%
      ----------------------------------------------------------------------------------------------------------

      For the Three-Month Periods Ended December 31, 2003 and 2002

      The Company's net income for the three months ended December 31, 2003 was $ 2,611,000 or $0.42 per share on a basic and $.40 per share on a diluted basis, as compared to a net income of $1,935,000, or $0.32 per share on a basic and $0.30 per share on a diluted basis, for the three months ended December 31, 2002.

      Net Revenues. Net revenues for the three months ended December 31, 2003 increased 26% to $18.2 million from $14.4 million for the three months ended December 31, 2002. Net revenue totals were the result of a 40% increase in the NextGen Division's net revenue from $10 million to $14 million and a 5% decline in QSI Division net revenue from $4.4 million from $4.2.

      Company wide sales of computer systems, upgrades and supplies increased 29% to $9.9 million from $7.7 million in the year ago quarter while net revenues from maintenance and other services grew 24% to $8.3 million from $6.7 million during the comparable period last year. Included in computer systems sales are revenues from the sale of software, hardware, third party software and implementation services. Included in maintenance and other revenues are revenues from maintenance, electronic data interchange services, and professional services, excluding installation.

      The increase in net revenues from sales of computer systems, upgrades and supplies was principally the result of a 33% increase in such revenues at the NextGen division, which grew from $7.0 million to $9.3 million. This increase was driven by higher sales of software license and related service revenue. Category revenues in the QSI Division declined from approximately $0.7 million to $0.5 million. Software sales in the QSI division included had a relatively lower amount of hardware resulting in lower revenue compared to the prior year quarter.

      The increase in maintenance and other services revenue resulted principally from a 56% increase in such revenues generated from the expanded client base of the NextGen Division. Total maintenance revenue in the NextGen Division grew 58% to $3.2 million from $2.0 million in the year ago quarter. Total EDI revenue in the NextGen Division grew to $0.9 million from $0.5 million in the year ago quarter The QSI Division experienced slight declines in maintenance revenue (from $2.0 to $1.9 million) and EDI revenue (from $1.4 to $1.3 million) from the quarter ended December 31, 2002 to the quarter ended December 31, 2003.

      Cost of Products and Services. Cost of products and services for the three months ended December 31, 2003 rose 18% to $7.5 million from $6.4 million in the prior year quarter. Cost of products and services as a percentage of net revenues decreased to 41% from 44% for the respective period. The dollar increase in the cost of products and services was principally the result of increased labor and other costs associated with increased installation and customer support activity. The cost of products and services as a percentage of net revenues decreased in the quarter ended December 31, 2003 compared to the same period last year, largely as a result of a revenue growing at a faster rate than labor and overhead costs associated with installation and customer support services as well as a lower level of hardware and third party software content included in system sales. The gross margin percentage in the quarter ended December 31, 2003 was 58.7% versus 55.9% in the prior year. Despite the year over year increase, the gross margin percentage in the December 31, 2003 quarter was still within the Company's historical band.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2003 increased 25% to approximately $4.9 million as compared to $3.9 million for the three months ended December 31, 2002. Selling, general and administrative expenses as a percentage of net revenues decreased slightly to 26.9% as compared to 27.2% in the prior year quarter. The increase in the amount of such expenses resulted primarily from additions to sales personnel, higher trade show expenses, higher commission expenses in the NextGen Division of $0.4 million , as well as $0.2 million of higher corporate expenses.

      Research and Development Costs. Research and development costs for the three months ended December 31, 2003 increased by 21% to $1.6 million from $1.3 million in the prior year's quarter. The increase in research and development costs is attributed primarily to increased investments in the NextGen Division product suites. Research and development costs as a percentage of net revenues declined to 8.9% as compared to 9.4% for the quarter ended December 31, 2002. This percentage decline was driven by the fact that revenues grew faster than the increase in research and development expense.

      Investment Income. Investment income for the three months ended December 31, 2003 decreased by 12.8% from approximately $109,000 to $95,000. Investment income in the quarter declined due to the lower interest rates earned on the Company's balances during the quarter versus the year earlier quarter. The decrease in investment returns were partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2003 was approximately $1.6 million as compared to approximately $1.0 million for the three months ended December 31, 2002. The provision for income taxes for the three months ended December 31, 2003 differs from the combined statutory rates primarily due to the impact of the effect of varying state income tax rates as well as the impact of estimated research and development tax credits. The provision for income taxes for the three months ended December 31, 2002 differs from the combined statutory rates primarily due to the impact of the effect of varying state income tax rates as well as the impact of the estimated year to date research and development tax credits available to the Company.

For the Nine-Month Periods Ended December 31, 2003 and 2002

      The Company's net income for the nine months ended December 31, 2003 was $7.3 million, or $1.18 per share on a basic and $1.13 per share on a diluted basis, as compared to $5.3 million, or $.86 per share on a basic and $.83 per share on a diluted basis for the nine months ended December 31, 2002.

      Net Revenues Net revenues for the nine months ended December 31, 2003 increased 31% to $52.1 million from $39.7 million for the nine months ended December 31, 2002. NextGen Division net revenue increased 49% from approximately $26.7 million to approximately $39.7 million in the period while QSI Division net revenue declined by 4% during the period from approximately $13 million to $12.5 million.

      Company wide sales of computer systems, upgrades and supplies increased 41% to $29.4 million from $20.9 million while revenues from maintenance and other services grew 21% to $22.8 million from $18.8 million during the comparable period.

      The increase in revenues from sales of computer systems, upgrades and supplies for the Company was principally the result of a 48% increase in such revenue at the Company's NextGen Division which grew from $18.8 million to $27.7 million. This increase was driven by higher sales of NextGen(emr) and NextGen(epm) software as well as related hardware and third party software. Category revenue in the QSI division declined by 23% from $2.1 million to $1.6 million.

      The increase in maintenance and other services revenue for the Company resulted principally from an increase in maintenance, EDI and other revenues from the NextGen Division's growing client base. Total maintenance revenue for the nine months ended December 31, 2003 in the NextGen Division grew 52% to $7.9 million from $5.2 million in the year ago period, while QSI Division maintenance declined 5% from $6.0 million to $5.7 million in the same comparable period.. Total EDI revenue in the NextGen Division grew 75% to $2.1 million compared to $1.2 million in the year ago period while QSI Division EDI revenue was unchanged at approximately $4.0 million in both periods.

      Cost of Products and Services. Cost of products and services for the nine months ended December 31, 2003 increased 28% to $21.6 million from $16.9 million for the nine months ended December 31, 2002, while cost of products and services as a percentage of net revenues declined to 41.5% from 42.7% during the comparable periods. The cost of products and services as a percentage of net revenues decreased primarily as a result of a revenue growing at a faster rate than labor and overhead costs associated with installation and customer support services as well as proportionately lower hardware and third party software content included in revenues.

      Selling, General and Administrative Expenses Selling, general and administrative expenses for the nine months ended December 31, 2003 increased 31% to $14.4 million as compared to $11.0 million for the nine months ended December 31, 2002. The increase in the amount of such expenses resulted primarily from additions to the sales personnel and higher commission expenses in the NextGen Division of $1.6 million, and $1.0 million in higher corporate expenses.

      Research and Development Costs Research and development costs for the nine months ended December 31, 2003 and 2002 were $4.5 million and $3.7 million respectively. The increase in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenues decreased to 8.6% from 9.3% due to the fact that revenues increased more quickly than research and development expense.

      Investment Income. Investment income for the nine months ended December 31, 2003 decreased 15% to approximately $284,000 compared with $336,000 in the nine months ended December 31, 2002. Investment income in the nine months ended December 31, 2003 declined primarily due to the effect of the drop in short term interest rates versus the prior year. The decrease in returns were partially offset by higher cash balances.

      Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2003 was approximately $4.6 million as compared to approximately $3.1 million for the nine months ended December 31, 2002. The provision for income taxes for the nine months ended December 31, 2003 and 2002 differ from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of research and development tax credits.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the nine months ended December 31, 2003 and 2002:

                                                                      ------------------------------
      (in thousands)                                                  Nine Months Ended December 31,
      (unaudited)
                                                                      ------------------------------
                                                                         2003                2002
      ----------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                       $  45,348          $  33,146
      ----------------------------------------------------------------------------------------------
      Net increase in cash and cash equivalents during the period      $   8,905          $   7,703
      ----------------------------------------------------------------------------------------------
      Net income during the period                                     $   7,296          $   5,272
      ----------------------------------------------------------------------------------------------
      Net cash provided by operations during the period                $  10,675          $   9,095
      ----------------------------------------------------------------------------------------------
      Number of days of sales outstanding at start of period                 106                104
      ----------------------------------------------------------------------------------------------
      Number of days of sales outstanding at end of period                   108                104
      ----------------------------------------------------------------------------------------------

      The Company's principal source of cash was provided by operations. The number of days sales outstanding during the period increased by two days primarily due to an increase in the volume of services sold by the NextGen Division which had not yet been rendered resulting in an increase in both accounts receivable and deferred revenue. With the growth of the NextGen Division as a percentage of consolidated revenues, the overall number of days sales outstanding has more closely mirrored that of the NextGen Division, which has historically had a higher days sales outstanding compared to the QSI Division due to a higher amount of services invoiced in advance and included in deferred revenue. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the quarter ended December 31, 2003, the Company anticipates being able to continue to generate cash from operations primarily from the net income of the Company.

      Cash and cash equivalents increased $8,905,000 between April 1, 2003 and December 31, 2003 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $7,703,000 during the nine months ended December 31, 2002, also primarily as a result of cash generated by operating activities. Also, during the nine months ended December 31, 2002, the Company liquidated approximately $255,000 in short-term equity investments, and moved those funds into cash and cash equivalent accounts.

      Net cash used in investing activities for the nine months ended December 31, 2003 and 2002 was $2,743,000 and $1,649,000 respectively. Net cash used in investing activities for the nine months ended December 31, 2003 consisted of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the nine months ended December 31, 2002 consisted of additions to equipment and improvements and capitalized software and was partially offset by the proceeds from the sale of short term investments.

      Net cash from financing activities is composed entirely of proceeds from stock option exercises which for the nine periods ended December 31, 2003 and 2002 totaled $973,000 and $257,000 respectively.

      At December 31, 2003, the Company had cash and cash equivalents of $45.3 million. The Company intends to expend funds for the development of products complementary to its existing product line as well as new versions of certain of its products. The Company has no additional significant current capital commitments.

      Management believes that its cash and cash equivalents on hand at December 31, 2003, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2004.

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

      During the quarter ended December 31, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. As stated in the Company's most recent Form 10-K, the Company received a letter from it's independent auditors expressing the auditor's opinion as to certain material weaknesses in the Company's accounting controls and procedures. The Audit Committee has carefully reviewed such issues and discussed them with the Company's independent auditors and management. In addition, the Audit Committee retained a "Big 4" independent auditing firm (the "Review Accountants") to review the issues raised by the Company's independent auditors and to advise the Audit Committee with respect to corrective action, if any, that would be warranted. Following its review, the Review Accountants submitted their report to the Audit Committee. In response to the report, the Audit Committee and management are in the process of expanding the Company's accounting department resources.

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

On October 30, 2003, the Company filed a Report on Form 8-K with the SEC concerning the Company's financial performance for the period ended September 30, 2003. A copy of the Company's press release announcing the results and certain other information was attached to the Report on Form 8-K.

On November 6, 2003, the Company filed a Report on Form 8-K with the SEC concerning a transcript of the conference call with management covering the financial performance for the period ended September 30, 2003. A copy of a transcript of the conference call was attached to the Report on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              QUALITY SYSTEMS, INC.


Date: February 13, 2004                By: /s/ Louis Silverman
                                          --------------------------------------
                                       Louis Silverman
                                       Chief Executive Officer


Date: February 13, 2004                By: /s/ Paul Holt
                                          --------------------------------------
                                       Paul Holt
                                       Chief Financial Officer; Principal
                                       Accounting Officer