Form 10-K
period 2004-03-31
QUALITY SYSTEMS INC
filed 2004-06-10
CIK 708818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 27, 2004: $150,729,695 (based on the closing sales price of the Registrant's Common Stock as reported in the NASDAQ National Market System on that date).*

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of May 27, 2004: 6,325,604.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14, of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 2004 annual meeting which is to be filed with the Commission within 120 days of its fiscal year ended on March 31, 2004.

* For purposes of this report, in addition to those shareholders which fall within the definition of "affiliates" under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant's Common Stock are deemed to be affiliates for purposes of this Report.

================================================================================

                              CAUTIONARY STATEMENT

      Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by our representatives that are not historical in nature, or that state our or management's intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "will be," "will lead," "will assist," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," or "estimate" or variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition, or business, over time.

                                     PART I

Item 1. Business

      Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of the Registrant's product development plans, business strategies and market factors influencing the Registrant's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Registrant as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Registrant's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within the Registrant's target marketplace and among the Registrant's competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Registrant's ability to achieve our goals. Interested persons are urged to review the risks described under "Item 1. Business. Risk Factors" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Registrant's other public disclosures and filings with the Securities and Exchange Commission.

      Company Overview

      Quality Systems Inc., comprised of the QSI Division ("QSI Division") and a wholly owned subsidiary, NextGen Healthcare Information Systems, Inc. ("NextGen Division") (collectively, the "Company", "we", "our", or "us") develops and markets healthcare information systems that automate medical and dental practices, networks of practices such as physician hospital organizations (PHO's) and management service organizations ("MSO's"), ambulatory care centers, community health centers, and medical and dental schools.

      The Company, a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980's, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid 1990's we made two acquisitions that accelerated our penetration of the medical market. These two acquisitions formed the basis for what is today the NextGen Division. Today, we serve both the medical and dental markets through our two divisions.

      The two divisions operate largely as stand-alone operations with each division maintaining it's own distinct product lines, product platforms, development, implementation and support teams, sales staffing, and branding. The two divisions share the resources of the "corporate office" which includes a variety of accounting and other administrative functions. Additionally, there are a small number of clients who are simultaneously utilizing software from each of our two divisions.

      The QSI Division, co-located with the Company's Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the division supports a number of medical clients that utilize the division's UNIX(1) based medical practice management software product.

      The NextGen Division, with headquarters in Horsham, Pennsylvania and a second significant location in Atlanta, Georgia, focuses principally on developing and marketing products and services to medical practices.

      Both divisions develop and market practice management software which is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include scheduling and billing capabilities. It is important to note that in both the medical and dental environments, practice management software systems have been implemented by the vast majority of practices. Therefore, we actively compete for the replacement market.

      In addition, both divisions develop and market software that automates the patient record and enhances patient-provider interactions. Adoption of this software, commonly referred to as clinical software, is in its relatively early stages. Therefore, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems.

      Electronic Data Interchange ("EDI")/connectivity products are intended to automate a number of manual, often paper-based or telephony intensive communications between patients and/or providers and/or payors. Two of the more common EDI services are forwarding insurance claims electronically from providers to payors and assisting practices with issuing statements to patients. Most practices utilize at least some of these services from us or one of our competitors. Other EDI/connectivity services are used more sporadically by client practices. We typically compete to displace incumbent vendors for claims and statements accounts, and attempt to increase usage of other elements in our EDI/connectivity product line. In general, EDI services are only sold to those accounts utilizing software from one of our divisions.

      The QSI Division's practice management software suite utilizes a UNIX operating system. Its Clinical Product Suite (CPS) utilizes a Windows NT(2) operating system and can be fully integrated with the practice management software from each division. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The division develops, markets, and manages our EDI/connectivity applications. The QSInet Application Service Provider (ASP/Internet) offering is also developed and marketed by the division.

      Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(3) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGen(emr)), Enterprise Practice Management (NextGen(epm)), Enterprise Appointment Scheduling (NextGen(eas)), Enterprise Master Patient Index (NextGen(epi)), NextGen Image Control System (NextGen(ics)), Managed Care Server (NextGen(mcs)), Electronic Data Interchange, System Interfaces, Internet Operability (NextGen(web)), a Patient-centric and Provider-centric Web Portal Solution (NextMD(4).com), and a handheld product (NextGen(pda)). NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

---------------------
(1)   UNIX is a registered trademark of the AT&T Corporation.

(2) Microsoft Windows, Windows NT, Windows 95, Windows 98, Windows XP, and Windows 2000 are registered trademarks of the Microsoft Corporation.

(3) NextGen is a registered trademark of NextGen Healtcare Information Systems, Inc

(4)   NextMD is a registered trademark of NextGen Healtcare Information Systems,
      Inc

      We continue to pursue product enhancement initiatives within each division. The majority of such expenditures are currently targeted for the NextGen Division product line and client base. During the year ended March 31, 2004, the NextGen Division released NextGen Image Control System (NextGen(ics)). This module works in conjunction with both NextGen(epm) and NextGen(emr) to address the high volume scanning needs of clients. Management does not expect that NextGen(ics) will add materially to Company revenue in the near term, and views this offering as part of the continued build-out of the division's product line as well as a viable means of addressing an area where the division had been reliant on third party alternatives.

      Product enhancements completed by the QSI Division during fiscal 2004 include laser generated forms and an electronic signature capability within the division's CPS product line. While these enhancements are not projected to materially increase divisional revenue or profits, the enhancements are designed to maintain and/or increase client satisfaction within the division's established base of customers.

      Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 77% of our revenue for fiscal 2004 compared to 68% in fiscal 2003. The QSI Division accounted for 23% and 32% of revenue in fiscal 2004 and 2003, respectively. The NextGen Division's revenue grew at annual rates of 46% and 37% in fiscal 2004 and 2003, respectively, while the QSI Division's revenue declined by 5% in fiscal 2004 after growing by 1% during fiscal 2003.

      In addition to the aforementioned software solutions which we offer through our two divisions, each division offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

      We currently have a base of approximately 850 clients, with each client generally including between one and 500 physicians or dentists.

      We had 319 full time and 8 part time employees as of March 31, 2004. Full time employees by functional area as of March 31, 2004 and 2003 was as follows:

------------------------------------------------------------------------------------------------
As of March 31, 2004
------------------------------------------------------------------------------------------------
                               NextGen              QSI         Corporate        Consolidated
------------------------------------------------------------------------------------------------
Sales & Marketing                 43                 5                                 48
------------------------------------------------------------------------------------------------
Support/Implementation           103                43                                146
------------------------------------------------------------------------------------------------
Software Development              81                14                                 95
------------------------------------------------------------------------------------------------
Administration                     9                 4              17                 30
------------------------------------------------------------------------------------------------
Total                            236                66              17                319
------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------
As of March 31, 2003
------------------------------------------------------------------------------------------------
                               NextGen              QSI          Corporate        Consolidated
------------------------------------------------------------------------------------------------
Sales & Marketing                 33                 5                                 38
------------------------------------------------------------------------------------------------
Support/Implementation            77                44                                121
------------------------------------------------------------------------------------------------
Software Development              60                15                                 75
------------------------------------------------------------------------------------------------
Administration                     9                 4              16                 29
------------------------------------------------------------------------------------------------
Total                            179                68              16                263
------------------------------------------------------------------------------------------------

      For the purposes of Statement of Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information" we have provided a breakdown utilizing the management approach outlined in Notes to Consolidated Financial Statements No. 13 "Operating Segment Information."

      Our principal executive offices are located at 18191 Von Karman Avenue, Suite 450, Irvine, California 92612 and our telephone number is 949-255-2600. Our Internet address is www.qsii.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or "SEC" filings, are available free of charge through a link on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. We have adopted a Code of Business Conduct and Ethics that applies to our employees including our Chief Executive Officer and Chief Financial Officer. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above. Information contained on our website is not part of this report or any other report filed with the SEC.

      Industry Background

      To compete in the continually changing healthcare environment, providers are increasingly using technology to help maximize the efficiency of their business practices, to assist in enhancing patient care, and to maintain the privacy of patient information.

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

      Many existing healthcare information systems were designed for limited administrative tasks such as billing and scheduling and can neither accommodate multiple computing environments nor operate effectively across multiple locations and entities. We believe that practices that leverage technology to more efficiently handle patient clinical data as well as administrative, financial and other practice management data, will be best able to enhance patient flow, pursue cost efficiencies, and improve quality of care. As healthcare organizations transition to new computer platforms and newer technologies, we believe such organizations will be migrating toward the implementation of enterprise-wide, patient-centric computing systems embedded with automated clinical patient records.

      Company Strategy

      The Company's strategy is, at present, to focus on maintenance and growth of it's core software business. Among the key elements central to this strategy are:

      o Continued development and enhancement of select software solutions in target markets;

      o Continued investments in the Company's infrastructure including but not limited to product development, sales, implementation, and support;

      o Continued efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline; and

      o Addition of new customers through maintaining and expanding sales, marketing and product development activities.

      While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change, or that we will succeed in achieving these goals individually or collectively.

      Products

      In response to the growing need for more comprehensive, cost-effective healthcare information solutions for physician and dental practices, our systems provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations. Leveraging more than 30 years of experience in the healthcare information services industry, we believe that we continue to add value by providing our clients with sophisticated, full-featured software systems along with comprehensive systems implementation, maintenance and support services. Any single transaction may or may not include software, hardware or services.

      Practice Management Systems. Our products consist primarily of proprietary healthcare software applications together with third party hardware and other non-industry specific software. The systems range in capacity from one to hundreds of users, allowing us to address the needs of both small and large organizations. The systems are modular in design and may be expanded to accommodate changing client requirements.

      The QSI Division's character-based practice management system is available in both dental and medical versions and primarily uses the IBM RS6000(5) central processing unit and IBM'S AIX(6) version of the UNIX operating system as a platform for our application software enabling a wide range of flexible and functional systems. The hardware components, as well as the requisite operating system licenses, are purchased from manufacturers or distributors of those components. We configure and test the hardware components and incorporate our software and other third party packages into completed systems tailored to accommodate particular client requirements. We continually evaluate third party hardware components with a view toward utilizing hardware that is functional, reliable and cost-effective.

      NextGen(epm) is the NextGen division's practice management offering. NextGen(epm) has been developed using a graphical user interface ("GUI") client-server platform for compatibility with Windows 2000, Windows NT and Windows XP operating systems and relational databases that are ANSI SQL-compliant. NextGen(epm) is scalable and includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The system's three-tiered architecture allows work to be performed on the database server, the application server and the client workstation.

      We also offer practice management solutions for both dental and medical practices through the Internet. These products are marketed under the QSINet and NextGenweb trade names, respectively.

      Clinical Systems. Our dental charting software system, the Clinical Product Suite (CPS), is a comprehensive solution designed specifically for the dental group practice environment. CPS integrates the dental practice management product with a computer-based clinical information system that incorporates a wide range of clinical tools, including:

------------
(5) RS6000 is a registered trademark of International Business Machines Corporation.

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

      o Full access to patient information, treatment plans, and insurance plans via a fully integrated interface with our dental practice management product; and

      o Document and image scanning for digital storage and linkage to the electronic patient record.

      The result is a comprehensive clinical information management system that helps practices save time, reduce costs, improve case presentation, and enhance the delivery of dental services and quality of care. Clinical information is managed and maintained electronically thus forming an electronic patient record that allows for the implementation of the "chartless" office.

      CPS incorporates Windows-based client-server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize(s) a Windows NT or Windows 2000 or Windows XP operating system and the hardware is typically a Pentium(7)-based single or multi-processor platform. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations. A typical configuration may also include redundant disk storage, magnetic tape units, intra- and extra-oral cameras, digital X-ray components, digital scanners, conventional and flat screen displays, and printers. The hardware components, including the requisite operating system licenses, are purchased from third party manufacturers or distributors either directly by the customer or by us for resale to the customer.

     NextGen provides clinical software applications that are complementary to, and interface with, our medical practice management offerings as well as many of the other leading practice management software systems on the market. The applications incorporated into our practice management solutions and others such as scheduling, eligibility, billing and claims processing are augmented by clinical information captured by NextGen(emr), including services rendered and diagnoses used for billing purposes. We believe that we currently provide a comprehensive information management solution for the medical marketplace.

     NextGen(emr) was developed with client-server architecture and a GUI and utilizes Microsoft Windows 2000, Windows NT or Windows XP on each workstation and either Windows 2000, Windows NT, Windows XP or UNIX on the database server. NextGen(emr) maintains data using industry standard relational database engines such as Microsoft SQL Server(8) or Oracle(9). The system is scalable from one to hundreds of workstations.

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

----------------
(7)   Pentium is a registered trademark of Intel Corporation.

(8)   Microsoft and SQL Server is a registered trademark of Microsoft
      Corporation.

(9)  Oracle is a registered trademark of Oracle Corporation.

      NextGen(pda), the Pocket-PC-based suite of solutions, allows mobile health professionals to utilize many of NextGen's functions using a palm-sized device.

      Connectivity Services. The Company makes available electronic data interchange ("EDI") capabilities and connectivity services to our customers. The EDI/connectivity capabilities encompass direct interfaces between our products and external third party systems, as well as transaction-based services. Services include:

      o Electronic claims submission through our relationships with a number of payors and national claims clearinghouses;

      o Electronic patient statement processing, appointment reminder cards and calls, recall cards, patient letters, and other correspondence;

      o     Electronic insurance eligibility verification; and

      o Electronic posting of remittances from insurance carriers into the accounts receivable application.

      Internet Applications. Our NextGen Division maintains an Internet-based consumer health portal, NextMD.com. NextMD.com is a vertical portal for the healthcare industry, linking patients with their physicians, insurers, laboratories, and online pharmacies, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal are able to request appointments, send appointment changes or cancellations, receive test results on-line, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, on-line environment. Our NextGen suite of information systems are or can be linked to NextMD.com, integrating a number of these features with physicians' existing systems.

      Our QSI Division also provides a web-based application called QSINet which allows clients to access information from their practice management system via the Internet. This application also enables providers to offer their patients convenient services such as on-line appointment scheduling and electronic bill payment through the client's website, and posts this data directly to the client's existing practice management system.

      Sales and Marketing

      We sell and market our products nationwide primarily through a direct sales force. The efforts of the direct sales force are augmented by a small number of reseller relationships established by us. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2004 and 2003.

      Our direct sales force typically makes presentations to potential clients by demonstrating the system and our capabilities on the prospective client's premises. Our sales and marketing employees identify prospective clients through a variety of means, including referrals from existing clients, industry consultants, contacts at professional society meetings, trade shows and seminars, trade journal advertising, direct mail advertising, and telemarketing.

      Our sales cycle can vary significantly and typically ranges from three to twelve months from initial contact to contract execution. Software licenses are normally delivered to a customer almost immediately upon receipt of an order. Implementation and training services are normally rendered based on a mutually agreed upon timetable. As part of the fees paid by our clients, we receive up-front licensing fees. Clients have the option to purchase maintenance services which, if purchased, are invoiced on a monthly or quarterly basis.

      Several clients have purchased our practice management software and, in turn, are providing either time-share or billing services to single and group practice practitioners. Under the time-share or billing service agreements, the client provides the use of our software for a fee to one or more practitioners. Although we typically do not receive a fee directly from the distributor's customers, implementation of such arrangements has, from time to time, resulted in the purchase of additional software capacity by the distributor, as well as new software purchases made by the distributor's customers should such customers decide to perform the practice management functions in-house.

      We continue to concentrate our direct sales and marketing efforts on medical and dental practices, networks of such practices including MSOs and PHOs, professional schools, community health centers and other ambulatory care settings.

      MSOs, PHOs and similar networks to which we have sold systems provide use of our software to those group and single physician practices associated with the organization or hospital on either a service basis or by directing us to contract with those practices for the sale of stand-alone systems.

      We have also entered into marketing assistance agreements with certain of our clients pursuant to which the clients allow us to demonstrate to potential clients the use of systems on the existing clients' premises.

      From time to time we assist prospective clients in identifying third party sources for financing the purchase of our systems. The financing is typically obtained by the client directly from institutional lenders and typically takes the form of a loan from the institution secured by the system to be purchased or a leasing arrangement. We do not guarantee the financing nor retain any continuing interest in the transaction.

      We have numerous clients and do not believe that the loss of any single client would have a material adverse effect on us. No client accounted for ten percent or more of net revenue during the fiscal years ended March 31, 2004, 2003, or 2002.

      Customer Service and Support

      We believe our success is attributable in part to our customer service and support departments. We offer support to our clients seven days a week, 24 hours a day.

      Our client support staff is comprised of specialists who are knowledgeable in the areas of software and hardware as well as in the day-to-day operations of a practice. System support activities range from correcting minor procedural problems in the client's system to performing complex database reconstructions or software updates.

      We utilize automated online support systems which assist clients in resolving minor problems and facilitate automated electronic retrieval of problems and symptoms following a client's call to the automated support system. Additionally, our online support systems maintain call records, available at both the client's facility and our offices.

      We offer our clients support services for most system components, including hardware and software, for a fixed monthly or quarterly fee. Customers also receive access to future unspecified versions of the software, on a when-and-if available basis, as part of support services. We also subcontract, in certain instances, with third party vendors to perform specific hardware maintenance tasks.

      Implementation and Training

      We offer full service implementation and training services. When a client signs a contract for the purchase of a system that includes implementation and training services, a client manager/implementation specialist trained in medical and/or dental group practice procedures is assigned to assist the client in the installation of the system and the training of appropriate practice staff. Implementation services include loading the software, training customer personnel, data conversion, running test data, and assisting in the development and documentation of procedures. Implementation and training services are provided by our employees as well as certified third parties and certain resellers.

      Training may include a combination of computer assisted instruction ("CAI") for certain of our products, remote training techniques and training classes conducted at the client's or our office(s). CAI consists of workbooks, computer interaction and self-paced instruction. CAI is also offered to clients, for an additional charge, after the initial training program is completed for the purpose of training new and additional employees. Remote training allows a trainer at our offices to train one or more people at a client site via telephone and computer connection, thus allowing an interactive and client-specific mode of training without the expense and time required for travel. In addition, our on-line "help" and other documentation features facilitate client training as well as ongoing support.

      Competition

      The markets for healthcare information systems are intensely competitive. The industry is highly fragmented and includes numerous competitors, none of which we believe dominates these markets. The electronic patient records and connectivity markets, in particular, are subject to rapid changes in technology, and we expect that competition in these market segments will increase as new competitors enter the market. We believe our principal competitive advantages are the features and capabilities of our products and services, our high level of customer support, and our extensive experience in the industry.

      Product Enhancement and Development

      The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance, and improve our systems. During fiscal years 2004, 2003, and 2002, we expended approximately $8.7 million, $6.8 million, and $5.7 million, respectively, on research and development activities, including capitalized software amounts of $2.6 million, $1.7 million, and $1.5 million, respectively. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.

      Employees

      As of May 27, 2004, we employed 335 persons, of which 325 were full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.

      Risk Factors

      The more prominent risks and uncertainties inherent in our business are described below. However, additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations will likely suffer. Any of these or other factors could harm our business and future results of operations and may cause you to lose all or part of your investment.

      We face significant competition. The markets for healthcare information systems are intensely competitive and we face significant competition from a number of different sources. Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than we do.

      We compete in all of our markets with other major healthcare related companies, information management companies, systems integrators, and other software developers. Competitive pressures and other factors, such as new product introductions by ourselves or our competitors, may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that our applications will achieve broad market acceptance or will successfully compete with other available software products.

      Our inability to make initial sales of our systems to newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems could have a material adverse effect on our business, results of operations and financial condition. If new systems sales do not materialize, our near term and longer term revenue will be negatively affected.

      Our quarterly operating results have historically fluctuated and may do so in the future. Our revenue has fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation:

      o     the size and timing of orders from clients;

      o     the length of sales cycles and installation processes;

      o the ability of our clients to obtain financing for the purchase of our products;

      o changes in pricing policies or price reductions by us or our competitors;

      o the timing of new product announcements and product introductions by us or our competitors;

      o changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

      o     the availability and cost of system components;

      o     the financial stability of clients;

      o market acceptance of new products, applications and product enhancements;

      o our ability to develop, introduce and market new products, applications and product enhancements;

      o     our success in expanding our sales and marketing programs;

      o deferrals of client orders in anticipation of new products, applications or product enhancements;

      o     execution of or changes to Company strategy;

      o     personnel changes; and

      o     general market/economic factors.

      Our software products are generally shipped as orders are received and accordingly, we have historically operated with a minimal backlog of license fees. As a result, revenue in any quarter is dependent on orders booked and shipped in that quarter and is not predictable with any degree of certainty. Furthermore, our systems can be relatively large and expensive and individual systems sales can represent a significant portion of our revenue and profits for a quarter such that the loss or deferral of even one such sale can have a significant adverse impact on our quarterly revenue and profitability.

      Clients often defer systems purchases until our quarter end, so quarterly results generally cannot be predicted and frequently are not known until the quarter has concluded.

      Our sales are dependent upon clients' initial decision to replace or substantially modify their existing information systems, and subsequently a decision as to which products and services to purchase. These are major decisions for healthcare providers, and accordingly, the sales cycle for our systems can vary significantly and typically ranges from three to twelve months from initial contact to contract execution/shipment.

      Because a significant percentage of our expenses are relatively fixed, a variation in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter. As a result, we believe that interim period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, our historical operating results are not necessarily indicative of future performance for any particular period.

      We currently recognize revenue pursuant to Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions", Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), and SAB 104, "Revenue Recognition" ("SAB 104"). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 104 modifies certain guidance provided in SAB 101.

      There can be no assurance that application and subsequent interpretations of these pronouncements will not further modify our revenue recognition policies, or that such modifications would not have a material adverse effect on the operating results reported in any particular quarter or year.

      Due to all of the foregoing factors, it is possible that our operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock would likely be materially adversely affected.

      The price of our shares and the trading volume of our shares have been volatile historically and may continue to be volatile. Volatility may be caused by a number of factors including but not limited to:

      o     actual or anticipated quarterly variations in operating results;

      o rumors about our performance, software solutions, or merger and acquisition activity;

      o changes in expectations of future financial performance or changes in estimates of securities analysts;

      o     governmental regulatory action;

      o     health care reform measures;

      o     client relationship developments;

      o     purchases or sales of company stock;

      o     changes occurring in the markets in general; and

      o     other factors, many of which are beyond our control.

      Furthermore, the stock market in general, and the market for software, healthcare and high technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance.

      Two of our directors are significant shareholders which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval, which influence may be alleged to conflict with our interests and the interests of our other shareholders. Two of our directors and principal shareholders beneficially owned approximately 40% of the outstanding shares of our common stock at March 31, 2004. As such, these shareholders will have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. In addition, such influence by one or both of these affiliates could have the effect of discouraging others from attempting to take us over, and/or reducing the market price offered for our common stock in such an event.

      We are dependent on our principal products and our new product development. We currently derive substantially all of our net revenue from sales of our healthcare information systems and related services. We believe that a primary factor in the market acceptance of our systems has been our ability to meet the needs of users of healthcare information systems. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our clients through the timely development and successful introduction and implementation of new and enhanced versions of our systems and other complementary products. We have historically expended a significant percentage of our net revenue on product development and believe that significant continuing product development efforts will be required to sustain our growth. Continued investment in our sales staff and our client implementation and support staffs will also be required to support future growth.

      There can be no assurance that we will be successful in our product development efforts, that the market will continue to accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance. If new products or product enhancements do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected. At certain times in the past, we have also experienced delays in purchases of our products by clients anticipating our launch of new products. There can be no assurance that material order deferrals in anticipation of new product introductions from ourselves or other entities will not occur.

If the emerging technologies and platforms of Microsoft and others upon which we build our products do not gain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies, we may not be able to compete effectively and our ability to generate revenue will suffer. Our software products are built and depend upon several underlying and evolving relational database management system platforms such as those developed by Microsoft. To date, the standards and technologies upon which we have chosen to develop our products have proven to have gained industry acceptance. However, the market for our software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products.

      We face the possibility of subscription pricing and/or application service provider, ("ASP") delivered offerings. We currently derive substantially all of our revenue from traditional software license, maintenance and service fees, as well as the resale of computer hardware. Today, customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. If the marketplace demands subscription pricing and/or ASP-delivered offerings, we may be forced to adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to subscription pricing and/or ASP-delivered offerings could materially adversely impact our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially. There can be no assurance that the marketplace will not embrace subscription pricing and/or ASP-delivered offerings.

      The industry in which we operate is subject to significant technological change. The software market generally is characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. New product development depends upon significant research and development expenditures which depend ultimately upon sales growth. Any material weakness in revenue or research funding could impair our ability to respond to technological advances or opportunities in the marketplace and to remain competitive. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition may be materially adversely affected.

      In response to increasing market demand, we are currently developing new generations of certain of our software products. There can be no assurance that we will successfully develop these new software products or that these products will operate successfully, or that any such development, even if successful, will be completed concurrently with or prior to introduction of competing products. Any such failure or delay could adversely affect our competitive position or could make our current products obsolete.

      We face the possibility of claims based upon our web site. We could be subject to third party claims based on the nature and content of information supplied on our Web site by us or third parties, including content providers or users. We could also be subject to liability for content that may be accessible through our Web site or third party Web sites linked from our Web site or through content and information that may be posted by users in chat rooms, bulletin boards or on Web sites created by professionals using our applications. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management's attention away from our operations.

      We face the possibility of claims from activities of strategic partners. We rely on third parties to provide services that impact our business. For example, we use national clearinghouses in the processing of some insurance claims and we outsource some of our hardware maintenance services and the printing and delivery of patient statements for our customers. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenue. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.

      We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. We currently have no commitments or agreements with respect to any acquisitions. The specific risks we may encounter in these types of transactions include the following:

      o Potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial conditions;

      o Difficulty in effectively integrating any acquired technologies or software products into our current products and technologies;

      o Difficulty in predicting and responding to issues related to product transition such as development, distribution and customer support;

      o The possible adverse impact of such acquisitions on existing relationships with third party partners and suppliers of technologies and services;

      o The possibility that staff or customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including maintenance or support agreements;

      o The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies; and

      o Difficulty in integrating acquired operations due to geographical distance, and language and cultural differences.

      A failure to successfully integrate acquired businesses or technology for any of these reasons could have a material adverse effect on the Company's results of operations.

      We face the risks and uncertainties that are associated with litigation against us. We face the risks associated with litigation concerning the operation of our business. The uncertainty associated with substantial unresolved litigation may have an adverse impact on our business. In particular, such litigation could impair our relationships with existing customers and our ability to obtain new customers. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on our business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

      There can be no assurance that such litigation will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.

      We rely heavily on our proprietary technology. We are heavily dependent on the maintenance and protection of our intellectual property and we rely largely on license agreements, confidentiality procedures, and employee nondisclosure agreements to protect our intellectual property. Our software is not patented and existing copyright laws offer only limited practical protection.

      There can be no assurance that the legal protections and precautions we take will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies equivalent or superior to ours. Further, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and are often not enforced as vigorously as those in the United States.

      We do not believe that our operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against us with respect to our current or future products or that any such assertion will not require us to enter into a license agreement or royalty arrangement or other financial arrangement with the party asserting the claim. Responding to and defending any such claims may distract the attention of Company management and have a material adverse effect on our business, results of operations and financial condition. In addition, claims may be brought against third parties from which we purchase software, and such claims could adversely affect our ability to access third party software for our systems.

      We are dependent on our license rights from third parties. We depend upon licenses for some of the technology used in our products from third-party vendors. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. We may not be able to continue using the technology made available to us under these licenses on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until we can obtain equivalent technology. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, we may not be able to modify or adapt our own products.

      We face the possibility of damages resulting from internal and external security breaches, and viruses. In the course of our business operations, we compile and transmit confidential information, including patient health information, in our processing centers and other facilities. A breach of security in any of these facilities could damage our reputation and result in damages being assessed against us. In addition, the other systems with which we may interface, such as the Internet and related systems, may be vulnerable to security breaches, viruses, programming errors, or similar disruptive problems. The effect of these security breaches and related issues could reduce demand for our services. Accordingly, we believe that it is critical that these facilities and related infrastructures not only be secure, but also be viewed by our customers as free from potential breach. Maintaining such standards, protecting against breaches and curing security flaws, may require us to expend significant capital. The success of our strategy to offer our EDI services and Internet solutions depends on the confidence of our customers in our ability to securely transmit confidential information. Our EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt us, or our customers', operations. In addition, our EDI and Internet solutions may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by our customers causing them to seek out other vendors, and/or, damage our reputation in the market making it difficult to obtain new customers.

      We are subject to the development and maintenance of the Internet infrastructure which is not within our control. We deliver Internet-based services and, accordingly, we are dependent on the maintenance of the Internet by third parties. The Internet infrastructure may be unable to support the demands placed on it and our performance may decrease if the Internet continues to experience it's historic trend of expanding usage. As a result of damage to portions of its infrastructure, the Internet has experienced a variety of performance problems which may continue into the foreseeable future. Such Internet related problems may diminish Internet usage and availability of the Internet to us for transmittal of our Internet-based services. In addition, difficulties, outages, and delays by Internet service providers, online service providers and other web site operators may obstruct or diminish access to our Web site by our customers resulting in a loss of potential or existing users of our services.

      Our failure to manage growth could harm us. We have in the past experienced periods of growth which have placed, and may continue to place, a significant strain on our non-cash resources. We also anticipate expanding our overall software development, marketing, sales, client management and training capacity. In the event we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have a material adverse effect on us. In addition, our ability to manage future increases, if any, in the scope of our operations or personnel will depend on significant expansion of our research and development, marketing and sales, management, and administrative and financial capabilities. The failure of our management to effectively manage expansion in our business could have a material adverse effect on our business, results of operations and financial condition.

      Our operations are dependent upon our key personnel. If such personnel were to leave unexpectedly, we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of our key technical and senior management personnel, many of whom have been with us for a significant period of time. These personnel have acquired specialized knowledge and skills with respect to our business. We do not maintain key man life insurance on any of our employees. Because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with key employees is particularly significant. We are also dependent on our ability to attract and retain high quality personnel, particularly in the areas of sales and applications development.

      The industry in which we operate is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that our current employees will continue to work for us. Loss of services of key employees could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may need to grant additional equity incentives to key employees and provide other forms of incentive compensation to attract and retain such key personnel. Failure to provide such types of incentive compensation could jeopardize our recruitment and retention capabilities.

      Our products may be subject to product liability legal claims. Certain of our products provide applications that relate to patient clinical information. Any failure by our products to provide accurate and timely information could result in claims against us. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our web sites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

      Certain healthcare professionals who use our Internet-based products will directly enter health information about their patients including information that constitutes a record under applicable law that we may store on our computer systems. Numerous federal and state laws and regulations, the common law, and contractual obligations, govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

      o     state and federal privacy and confidentiality laws;

      o     our contracts with customers and partners;

      o     state laws regulating healthcare professionals;

      o     Medicaid laws;

      o the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and related rules proposed by the Health Care Financing Administration; and

      o Health Care Financing Administration standards for Internet transmission of health data.

      The U.S. Congress has finalized the Health Insurance Portability and Accountability Act of 1996 that established elements including, but not limited to, new federal privacy and security standards for the use and protection of Protected Health Information. Any failure by us or by our personnel or partners to comply with applicable requirements may result in a material liability to us.

      Although we have systems and policies in place for safeguarding Protected Health Information from unauthorized disclosure, these systems and policies may not preclude claims against us for alleged violations of applicable requirements. Also, third party sites and/or links that consumers may access through our web sites may not maintain adequate systems to safeguard this information, or may circumvent systems and policies we have put in place. In addition, future laws or changes in current laws may necessitate costly adaptations to our policies, procedures, or systems.

      There can be no assurance that we will not be subject to product liability claims, that such claims will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates. Such product liability claims could have a material adverse affect on our business, results of operations and financial condition.

      We are subject to the effect of payor and provider conduct which we cannot control. Electronic data transmission services are offered by certain payors to healthcare providers that establish a direct link between the provider and payor. This process reduces revenue to third party EDI service providers such as us. Accordingly, we are unable to insure that we will continue to generate revenue at or in excess of prior levels for such services. A significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on our transaction volume and financial results. In addition, we cannot provide assurance that we will be able to maintain our exiting links to payors or develop new connections on terms that are economically satisfactory to us, if at all.

      There is significant uncertainty in the healthcare industry in which we operate and we are subject to the possibility of changing government regulation. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures.

      In the past, various legislators have announced that they intend to examine proposals to reform certain aspects of the U.S. healthcare system including proposals which may change governmental involvement in healthcare and reimbursement rates, and otherwise alter the operating environment for us and our clients. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for our systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduction in the allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. We cannot predict what impact, if any, such proposals or healthcare reforms might have on our business, financial condition and results of operations.

      The HIPAA regulations, as adopted by the Department of Health and Human Services ("HHS"), established, among other things:

      o a national standard for electronic transactions and code sets to be used in those transactions involving certain common health care transactions;

      o privacy regulations to protect the privacy of plan participants and patients' medical records; and

      o security regulations designed to establish security controls and measures to protect the privacy and confidentiality of personal identifiable health information when it is electronically stored, maintained or transmitted (even if only internally transmitted within a medical practice).

      While the privacy and transaction and code set standards are currently in effect, the security regulation will become effective by 2005. As these regulations mature and become better defined, we anticipate that these regulations will continue to directly affect certain of our products and services, but we cannot fully predict the impact at this time. We have taken steps to modify our products, services and internal practices as necessary to facilitate our and our client's compliance with the final regulations, but there can be no assurance that we will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management's attention and other resources, and any noncompliance by us could result in civil and criminal penalties.

      In addition, development of related federal and state regulations and policies regarding the confidentiality of health information or other matters could positively or negatively affect our business.

      In addition, our software may potentially be subject to regulation by the U.S. Food and Drug Administration (the "FDA") as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could have a material adverse effect on our business, financial condition and results of operations.

      We may be subject to other e-commerce regulations. We may be subject to additional federal and state statutes and regulations in connection with offering services and products via the Internet. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet commerce and communications. Areas being affected by these regulations include user privacy, pricing, content, taxation, copyright protection, distribution, and quality of products and services. To the extent that our products and services are subject to these laws and regulations, the sale of our products and services could be harmed.

      We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, Management believes our current sales and licensing contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition and/or other accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

      Our earnings may be adversely affected if we change our accounting policy with respect to employee stock options. Stock options have from time to time been an important component of the compensation packages for many of our mid- and senior-level employees. We currently do not deduct the expense of employee stock option grants from our income. Many companies, however, are considering a change to their accounting policies to record the value of stock options issued to employees as an expense and changes in the accounting treatment of stock options are currently under consideration by the Financial Accounting Standards Board or other accounting standards-setting bodies. If we were to voluntarily or involuntarily change our accounting policy with respect to the treatment of employee stock option grants, our earnings could be materially adversely affected.

      Continuing worldwide political and economic uncertainties may adversely impact our revenue and profitability. In the last three years, worldwide economic conditions have experienced a downturn due to numerous factors including but not limited to concerns about inflation and deflation, decreased consumer confidence, the lingering effects of international conflicts, and terrorist and military activities. These conditions make it extremely difficult for our customers, our vendors and ourselves to accurately forecast and plan future business activities, and they could cause constrained spending on our products and services, and/or delay and lengthen sales cycles.

Item 2. Properties

      Our principal administrative, accounting and QSI Division operations are located in Irvine, California, under a lease that commenced May 15, 2002, and expires April 30, 2005. We lease approximately 12,000 square feet of space at this location. In April 2002, we executed a new lease for the principal office of our NextGen Division. This lease includes approximately 32,000 square feet of space in Horsham, Pennsylvania, and expires March 31, 2010. In addition, we lease approximately 6,000 square feet of space in Santa Ana, California, to house our assembly and warehouse operations, approximately 8,000 square feet of space in Atlanta, Georgia, and an aggregate of approximately 4,000 square feet of space in Kansas, Minnesota, Texas, Wisconsin, and Washington to house additional sales, training, development and service operations. These leases, excluding options, have expiration dates ranging from month-to-month to March 2010. Should the Company's near term growth continue, we will be required to lease additional space. We believe that suitable additional or substitute space is available, if needed, at commercially reasonable rates.

Item 3. Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

      Executive Officers of the Company

      Our executive officers as of May 31, 2004 were as follows:

     ------------------------------------------------------------------------------------------
            Name           Age                           Position
     ------------------------------------------------------------------------------------------
     Louis E. Silverman    45     President, Chief Executive Officer
     ------------------------------------------------------------------------------------------
     Patrick B. Cline      43     President, NextGen Healthcare Information Systems Division
     ------------------------------------------------------------------------------------------
     Greg Flynn            46     Executive Vice President and General Manager of QSI Division
     ------------------------------------------------------------------------------------------
     Paul Holt             38     Secretary, Chief Financial Officer
     ------------------------------------------------------------------------------------------

      Our executive officers are elected by, and serve at the discretion of, the Board of Directors. Additional information regarding our executive officers is set forth below.

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

      Patrick B. Cline currently serves as President of our NextGen Healthcare Information Systems Division. He served as our interim Chief Executive Officer for the April - July 2000 period. Mr. Cline was a co-founder of Clinitec and has served as its President since its inception in January 1994 and throughout its transition to NextGen Healthcare Information Systems. Prior to co-founding Clinitec, Mr. Cline served, from July 1987 to January 1994, as Vice President of Sales and Marketing with Script Systems, a subsidiary of InfoMed, a healthcare information systems company. From January 1994 to May 1994, after the founding of Clinitec, Mr.

Cline continued to serve, on a part time basis, as Script Systems' Vice President of Sales and Marketing. Mr. Cline has held senior positions in the healthcare information systems industry since 1981.

      Greg Flynn has served as the QSI Division's General Manager since April 2000 and as Executive Vice President since August 1998 after serving as Vice President of Sales and Marketing from January 1996 to August 1998. Between June 1992 and January 1996, Mr. Flynn served as Vice President Administration. In these capacities, Mr. Flynn has been responsible for numerous functions related to our ongoing management and sales. Previously, Mr. Flynn served as our Vice President, Corporate Communications. Mr. Flynn joined us in January 1982. He holds a B.A. degree in English from the University of California, Santa Barbara.

      Paul Holt was appointed Chief Financial Officer in November 2000. Mr. Holt has served as our Controller from January 2000 to May 2000 and was appointed interim Chief Financial Officer in May 2000. Prior to joining us, Mr. Holt was the Controller of Sierra Alloys Co., Inc., a titanium metal manufacturing company from August 1999 to December 1999. From May 1997 to July 1999, he was Controller of Refrigeration Supplies Distributor, a wholesale distributor and manufacturer of refrigeration supplies and heating controls. From March 1995 to April 1997 he was Assistant Controller of Refrigeration Supplies Distributor. Mr. Holt is a Certified Public Accountant and holds an M.B.A. from the University of Southern California and a B.A. in Economics from the University of California, Irvine.

                                     PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our Common Stock is traded on the NASDAQ National Market under the symbol "QSII". The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

             -------------------------------------------------
               Quarter Ended              High           Low
             -------------------------------------------------
             June 30, 2002               $17.84         $14.45
             -------------------------------------------------
             September 30, 2002          $18.05         $14.92
             -------------------------------------------------
             December 31, 2002           $24.35         $16.10
             -------------------------------------------------
             March 31, 2003              $26.60         $20.05
             -------------------------------------------------
             June 30, 2003               $36.45         $22.50
             -------------------------------------------------
             September 30, 2003          $46.85         $25.15
             -------------------------------------------------
             December 31, 2003           $49.75         $39.81
             -------------------------------------------------
             March 31, 2004              $61.60         $39.00
             -------------------------------------------------

      At May 25, 2004, there were approximately 104 holders of record of our Common Stock. We estimate the number of beneficial holders of our Common Stock to be in excess of 4,300.

      Through May 27, 2004, we have not paid cash dividends on shares of our Common Stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

      In October 2001, our Board of Directors authorized the repurchase on the open market of up to 5% of the shares of our outstanding Common stock, subject to compliance with applicable laws and regulations. There was no requirement that we repurchase such shares. This stock repurchase authorization expired on the date of our fiscal 2003 Annual Shareholders Meeting. Since the October 2001 authorization through the date of our fiscal 2003 Annual Shareholders Meeting, no shares were repurchased.

      We did not make any unregistered sales of our common stock during the fourth quarter of our fiscal year ended March 31, 2004

Item 6. Selected Financial Data

      The following selected financial data with respect to our Consolidated Statements of Income Data for each of the five years in the period ended March 31, 2004 and the Consolidated Balance Sheet Data as of the end of each such fiscal year are derived from our audited financial statements. The following information should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." included elsewhere herein.

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                    (In thousands, except for per share data)

                                                     -----------------------------------------------------------------------
                                                                             Year Ended March 31,
                                                      2004            2003            2002            2001            2000
----------------------------------------------------------------------------------------------------------------------------
Net revenue                                          $70,934         $54,769         $44,422         $39,936         $36,373
Cost of products and services                         28,673          23,755          19,253          17,283          16,395
                                                     -----------------------------------------------------------------------

Gross profit                                          42,261          31,014          25,169          22,653          19,978
Selling, general and administrative expenses          19,482          15,293          13,068          13,585          12,645
Research and development costs                         6,139           5,062           4,243           4,081           3,726
                                                     -----------------------------------------------------------------------

Income from operations                                16,640          10,659           7,858           4,987           3,607
Investment income                                        386             434             643           1,032             759
                                                     -----------------------------------------------------------------------
Income before provision for income taxes              17,026          11,093           8,501           6,019           4,366
Provision for income taxes                             6,626           4,058           3,233           2,510           1,862
                                                     -----------------------------------------------------------------------

Net income                                           $10,400         $ 7,035         $ 5,268         $ 3,509         $ 2,504
                                                     -----------------------------------------------------------------------

Net income per share, basic                          $  1.67         $  1.15         $  0.87         $  0.57         $  0.40
                                                     -----------------------------------------------------------------------
Net Income per share, diluted                        $  1.60         $  1.10         $  0.84         $  0.57         $  0.40
                                                     -----------------------------------------------------------------------

Weighted average shares outstanding, basic             6,218           6,127           6,025           6,130           6,208
                                                     -----------------------------------------------------------------------

Weighted average shares outstanding, diluted           6,483           6,389           6,240           6,203           6,261
----------------------------------------------------------------------------------------------------------------------------

                         CONSOLIDATED BALANCE SHEET DATA
                                 (in thousands)

                                                          -----------------------------------------------------------
                                                                                   March 31,
                                                           2004         2003         2002         2001         2000
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents and short-term investments      $51,395      $36,443      $25,698      $18,729      $16,169
                                                          -----------------------------------------------------------
Working capital                                            51,199       38,717       30,700       24,196       21,332
                                                          -----------------------------------------------------------
Total assets                                               86,678       67,602       52,143       44,883       44,136
                                                          -----------------------------------------------------------
Total liabilities                                          25,673       20,069       12,192       10,996        2,053
                                                          -----------------------------------------------------------
Shareholders' equity                                       61,005       47,533       40,050       33,887       32,083
---------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of our product development plans, business strategies and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals, and interested persons are urged to review the risks described in "Item 1. Business. Risk Factors" as set forth above, as well as in our other public disclosures and filings with the Securities and Exchange Commission.

      The following discussion should be read in conjunction with, and is qualified in our entirety by, the Consolidated Financial Statements and related notes thereto included elsewhere in this Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

      Critical Accounting Policies. The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to revenue recognition, uncollectible accounts receivable, and intangible assets, for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe revenue recognition, the allowance for doubtful accounts, and goodwill impairment are among the most critical accounting policies that impact our consolidated financial statements. We believe that significant accounting policies, as described in Note 2 of our Consolidated Financial Statements, "Summary of Significant Accounting Policies", should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Revenue Recognition. Our revenue is primarily generated from the sale of software licenses, services, hardware, maintenance fees, and EDI services. We currently recognize revenue pursuant to Statement of Position No. 97-2, "Software Revenue Recognition", as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions", Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", and SAB 104, "Revenue Recognition". SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 104 modifies certain guidance provided in SAB 101.

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

      o     the vendor's fee is fixed or determinable; and

      o     collectibility is probable.

      In accordance with generally accepted accounting principles in the United States of America, the recognition of software license revenue is based on our assessment that the above criteria have been met. In general, the first two criteria are met with a signed contract and evidence that we have shipped our software to the customer. We determine that our fee is fixed and determinable based on the contract terms, which specify payment terms tied to specific dates and not to any future deliverables. Probability of collection is based on a credit review of customers. The timing or amount of revenue recognition may differ if different assessments of the above listed criteria had been made at the time transactions were recorded in revenue.

      SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Our determination of the fair value of each element in multi-element arrangements is based on vendor-specific objective evidence ("VSOE"). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. Management determines the price of individual elements sold separately using a rolling average of stand alone transactions. VSOE calculations are reviewed on a quarterly basis.

      If evidence of fair value of all undelivered elements exists but evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred at VSOE and the remaining portion of the arrangement fee is recognized as revenue, net of all discounts.

      Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue reported in its consolidated financial statements.

      Valuation Allowances. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We perform ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management's estimate of the probability of collection for certain troubled accounts. General reserves are established based on our historical experience of bad debt expense and the aging of our accounts receivable balances net of deferred revenue and specifically reserved accounts. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

      Goodwill Impairment. Our long-lived assets include goodwill of $1.8 million as of March 31, 2004 and 2003, respectively. We adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") effective April 1, 2001. The new statement applies to the amortization of goodwill and other intangible assets. We ceased amortizing amounts related to goodwill beginning April 1, 2001. The balance of goodwill is related to our NextGen Division. Under SFAS 142, we are required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. We have compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2003 (the date of our last annual impairment test) was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

      The process of evaluating goodwill for impairment involves the determination of the fair value of our business segments. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

      Research and Development Tax Credits. During the year ended March 31, 2003, the Company filed amended federal and state tax returns for the fiscal years ended March 31, 1998 through 2001, to take advantage of tax credits related to our research and development activities. In addition, the Company claimed research and development credit on its tax returns for the years ended March 31, 2004, 2003 and 2002. The provision for income taxes for the year ended March 31, 2004 accounts for approximately 50% of the aggregate federal tax credits accumulated through March 31, 2004 due to the uncertainly concerning the ultimate amount to be credited. The provision for income taxes for the year ended March 31, 2003 accounts for a portion of the aggregate state and federal tax credits claimed through the end of the period due to the uncertainly concerning the ultimate amount to be refunded. Management's election to not recognize all of the tax credits claimed represents a significant estimate which affects the effective income tax rate for the Company in the years ending March 31, 2004 and 2003. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax codes. While the Company has received all of federal refunds claimed, none of the credits have been audited by the Internal Revenue Service. Credits claimed for state income tax purposes are in the process of being audited. However, no final conclusions have been received by the Company as of June 1, 2004.

      Results of Operations. The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our Consolidated Statements of Operations.

                                                   --------------------------------
                                                         Year Ended March 31,
                                                   2004         2003         2002
-----------------------------------------------------------------------------------
Net revenue:
  Sales of computer systems, upgrades and supplies  55.7%        53.3%        50.7%
     Maintenance and other services                 44.3         46.7         49.3
                                                   --------------------------------
                                                   100.0        100.0        100.0
Cost of products and services                       40.4         43.4         43.3
                                                   --------------------------------
Gross profit                                        59.6         56.6         56.7
Selling, general and administrative expenses        27.4         27.9         29.4
Research and development costs                       8.7          9.2          9.6
                                                   --------------------------------
Income from operations                              23.5         19.5         17.7
Investment income                                    0.5          0.8          1.4
                                                   --------------------------------
Income before provision for income taxes            24.0         20.3         19.1
Provision for income taxes                           9.3          7.5          7.3
                                                   --------------------------------
Net income                                          14.7%        12.8%        11.8%
-----------------------------------------------------------------------------------

For the Year Ended March 31, 2004 versus 2003

      For the year ended March 31, 2004, our net income was $10,400,000 or $1.67 per share on a basic and $1.60 per share on a fully diluted basis. In comparison, we earned $7,035,000 or $1.15 per share on a basic and

$1.10 on a fully diluted basis in the year ended March 31, 2003. The increase in net income for the year ended March 31, 2004, was achieved through the following:

      o     a 30% increase in revenue;

      o     an increase in our gross margin percentage from 56.6% to 59.6%; and

      o Selling, general and administrative and research and development expenses which grew at 27% and 21% respectively; slower than the overall revenue growth rate.

      Net Revenue. Net revenue for the year ended March 31, 2004 increased 30% to $70.9 million from $54.8 million for the year ended March 31, 2003. NextGen Division net revenue increased 46% from approximately $37.3 million to approximately $54.4 million in the period, while QSI Division net revenue declined by 5% during the period from approximately $17.4 million to $16.5 million.

      The Company divides revenue into two categories, "Computer systems, upgrades, and supplies" and "Maintenance and other". Revenue in the computer systems, upgrades, and supplies category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company's software systems. The majority of the revenue in the Computer systems, upgrades, and supplies category is related to the sale of software systems. Revenue in the maintenance and other category includes maintenance, EDI, and other revenue. Maintenance and EDI revenue are the principle sources of revenue in this category.

      Computer Systems, Upgrades and Supplies. Company-wide sales of computer systems, upgrades and supplies increased 35% to $39.5 million from $29.2 million.

      The increase in revenue from sales of computer systems, upgrades and supplies for the Company was principally the result of a 42% increase in such revenue at the Company's NextGen Division whose sales in this category grew from $26.2 million to $37.3 million. This increase was driven primarily by higher sales of NextGen(emr) and NextGen(epm) software to both new and existing clients, as well as related implementation services and hardware and third party software. During the quarter ended March 31, 2004, the Company conducted a successful program within its existing customer base which generated approximately $0.8 million in add on license revenue for the quarter. The Company may or may not conduct the same or similar programs in future quarters. During the year and quarter ended March 31, 2004, licenses sales to existing users increased over prior periods.

      Category revenue in the QSI division declined from $3.0 million to $2.2 million.

      Maintenance and Other. Company-wide revenue from maintenance and other services grew 23% to $31.4 million from $25.6 million. The increase in this category resulted principally from an increase in maintenance and EDI revenue from the NextGen Division's client base. Total NextGen Division maintenance revenue for the year ended March 31, 2004 grew 57% to $11.5 million from $7.3 million in the year ago period, while EDI revenue grew 76% to $3.0 million compared to $1.7 million in the same period. QSI Division maintenance revenue declined 5% from $8.0 million to $7.6 million in the same period while QSI Divisional EDI revenue declined by approximately 2% from $5.4 million to $5.3 million.

      The following table details revenue by category for the twelve month periods ended March 31, 2004 and 2003:

                                           ---------------------------------------------------------------------------
                                               Year Ended March 31, 2004              Year Ended March 31, 2003
       (in thousands)
                                           ---------------------------------------------------------------------------
                                             QSI        NextGen   Consolidated     QSI         NextGen   Consolidated
----------------------------------------------------------------------------------------------------------------------
Computer Systems, Upgrades & Supplies      $ 2,181      $37,344      $39,525      $ 2,956      $26,213      $29,169
======================================================================================================================
Maintenance                                  7,571       11,481       19,052        7,941        7,267       15,208
----------------------------------------------------------------------------------------------------------------------
EDI                                          5,310        3,015        8,325        5,426        1,733        7,159
----------------------------------------------------------------------------------------------------------------------
Other                                        1,429        2,603        4,032        1,100        2,133        3,233
======================================================================================================================
Total Maintenance & Other                   14,310       17,099       31,409       14,467       11,133       25,600
======================================================================================================================
Total Revenue                              $16,491      $54,443      $70,934      $17,423      $37,346      $54,769
----------------------------------------------------------------------------------------------------------------------

      Cost of Products and Services. Cost of products and services for the year ended March 31, 2004 increased 21% to $28.7 million from $23.8 million for the year ended March 31, 2003, while the cost of products and services as a percentage of net revenue declined to 40.4% from 43.4% during the same period. Our consolidated gross margins are impacted by the level of hardware content included in system sales, the percentage of EDI revenue in our overall sales mix, and certain headcount expenses directly related to the cost of delivering our products and services. Consolidated gross margin percentages were also impacted by the higher margin revenues of the NextGen Division which increased it's share of total company revenue to 77% from 68% in the prior year.

                                 ----------------------------------------
                                          Year Ended March 31,
                                 ----------------------------------------
                                   2004         %       2003         %
     ====================================================================

     Consolidated
     --------------------------------------------------------------------
     Net Revenue                  $70,934     100.0%   $54,769     100.0%
     --------------------------------------------------------------------
     Cost of Product & Services    28,673      40.4%    23,755      43.4%
     --------------------------------------------------------------------
     Gross Margin                  42,261      59.6%    31,014      56.6%
     ====================================================================

     NextGen Division
     --------------------------------------------------------------------
     Net Revenue                  $54,443     100.0%   $37,346     100.0%
     --------------------------------------------------------------------
     Cost of Product & Services    20,398      37.5%    14,511      38.9%
     --------------------------------------------------------------------
     Gross Margin                  34,045      62.5%    22,835      61.1%
     ====================================================================

     QSI  Division
     --------------------------------------------------------------------
     Net Revenue                  $16,491     100.0%   $17,423     100.0%
     --------------------------------------------------------------------
     Cost of Product & Services     8,275      50.2%     9,244      53.1%
     --------------------------------------------------------------------
     Gross Margin                 $ 8,216      49.8%   $ 8,179      46.9%
     ====================================================================

      Gross margins at the NextGen division for the year ended March 31, 2004 improved to 62.5% from 61.1% primarily due to a decrease in the relative level of applicable headcount expense associated with delivering our products and services, as well as a slightly lower proportionate level of hardware and third party software content included in revenue. The QSI Division's gross margin improved to 49.8% in the year ended March 31, 2004 from 46.9% in the same period last year due to a proportionately lower hardware and third party software content included in revenue.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 2004 increased 27% to $19.5 million as compared to $15.3 million for the year ended March 31, 2003. The increase in the amount of such expenses resulted primarily from increases of $1.1 million in corporate expenses, principally in the area of professional service fees, as well as $1.0 million in selling and administrative payroll and benefits expenses, $0.9 million in commission expense, and $0.6 million in travel and trade show expenses primarily in the NextGen division. Further increases in selling, general and administrative expenses are expected.

      Research and Development Costs. Research and development costs for the year ended March 31, 2004 and 2003 were $6.1 million and $5.1 million, respectively. The increase in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 8.7% from 9.2% due in part, to the fact that revenue growth exceeded the increase in research and development spending, and in part due to the fact that our investments in capitalized software increased to $2.6 million from $1.7 million in the prior year, reflecting increased expenditures directed at enhancements of NextGen products. Research and development expenses are expected to continue at or above current levels.

      Investment Income. Investment income for the year ended March 31, 2004 decreased 11% to approximately $386,000 compared with $434,000 in the year ended March 31, 2003. Investment income in the year ended March 31, 2004 declined primarily due to the effect of the drop in short term interest rates versus the prior year. The decline in interest rates was partially offset by an increase in average funds available for investment during the year ended March 31, 2004.

      Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2004 was approximately $6.6 million as compared to approximately $4.1 million for the year ago period. The effective tax rates for fiscal 2004 and 2003 were 38.9% and 36.6%, respectively. The provision for income taxes for the years ended March 31, 2004 and 2003 differ from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of research and development tax credits. The effective rate for the fiscal year 2004 increased from the prior year primarily due to a relatively smaller impact of research and development tax credits as well as higher federal income tax rates.

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

      Net Revenue. Net revenue for the year ended March 31, 2003 increased 23% to $54.8 million from $44.4 million for the year ended March 31, 2002. Sales of computer systems, upgrades and supplies increased 30% to $29.2 million from $22.5 million while net revenue from maintenance and other service grew 17% to $25.6 from $21.9 million during the comparable prior period. The increase in net revenue from sales of computer systems, upgrades and supplies was principally due to increased sales of the Company's NextGen(epm) and NextGen(emr) software licenses to new customers. The increase in maintenance and other services net revenue resulted primarily from the Company's increased client base together with an increase in revenue generated from the Company's EDI services. These EDI service revenue increases were principally in the Company's NextGen Division. Revenue from the Company's EDI services increased 15% to $7.1 million for the year ended March 31, 2003, compared to $6.2 million in the year ended March 31, 2002.

      Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2003 and 2002.

The following table details revenue by category for the years ended March 31, 2003 and 2002:

----------------------------------------------------------------------------------------------------------------------
                                                Year Ended March 31, 2003              Year Ended March 31, 2002
                                           --------------------------------------------------------------------------
(in thousands)                               QSI        NextGen    Consolidated     QSI        NextGen   Consolidated
---------------------------------------------------------------------------------------------------------------------
Computer Systems, upgrades & supplies      $ 2,956      $26,213      $29,169      $ 2,932      $19,588      $22,520
=====================================================================================================================
Maintenance                                  7,941        7,267       15,208        7,907        4,894       12,801
---------------------------------------------------------------------------------------------------------------------
EDI                                          5,426        1,733        7,159        5,242          942        6,184
---------------------------------------------------------------------------------------------------------------------
Other                                        1,100        2,133        3,233        1,143        1,774        2,917
=====================================================================================================================
Total Maintenance & Other                   14,467       11,133       25,600       14,292        7,610       21,902
=====================================================================================================================
Total Revenue                              $17,423      $37,346      $54,769      $17,224      $27,198      $44,422
---------------------------------------------------------------------------------------------------------------------

      Cost of Products and Services. Cost of products and services for the year ended March 31, 2003 increased 23% to $23.4 million from $19.3 million for the year ended March 31, 2002, while the cost of products and services as a percentage of net revenue at 43.4% of revenue was roughly unchanged compared to the prior year's 43.3% of revenue.

      Gross margins for the Company are impacted by the level of hardware content included in system sales, the percentage of EDI revenue in the Company's overall sales mix, and certain headcount expenses. Gross margins at the NextGen division for the year ended March 31, 2003 improved to 61.1% from 58.6% primarily due to a decrease in the relative level of applicable headcount expense associated with delivering the Company's products and services. The increase in gross margins at the NextGen Division was offset by a higher level of hardware content at the QSI Division, which drove a decrease in gross margin to 46.9% in the year ended March 31, 2003 from 53.6% in the year ended March 31, 2002. In addition, the Company's gross margin percentage increased as the higher margined NextGen Division increased its share of total Company revenue to 68% from 61% in the prior year.

                                   ------------------------------------
                                           Year Ended March 31,
                                   ------------------------------------
                                     2003       %       2002       %
       ================================================================

       Consolidated
       ----------------------------------------------------------------
       Net Revenue                  $54,769   100.0%   $44,422   100.0%
       ----------------------------------------------------------------
       Cost of Product & Services    23,755    43.4%    19,253    43.3%
       ----------------------------------------------------------------
       Gross Margin                  31,014    56.6%    25,169    56.7%
       ================================================================

       NextGen Division
       ----------------------------------------------------------------
       Net Revenue                  $37,346   100.0%   $27,198   100.0%
       ----------------------------------------------------------------
       Cost of Product & Services    14,511    38.9%    11,264    41.4%
       ----------------------------------------------------------------
       Gross Margin                  22,835    61.1%    15,934    58.6%
       ================================================================

       QSI  Division
       ----------------------------------------------------------------
       Net Revenue                  $17,423   100.0%   $17,224   100.0%
       ----------------------------------------------------------------
       Cost of Product & Services     9,244    53.1%     7,989    46.4%
       ----------------------------------------------------------------
       Gross Margin                 $ 8,179    46.9%   $ 9,235    53.6%
       ================================================================

      Selling, General and Administrative. Selling, general and administrative expenses for the year ended March 31, 2003 increased 17% to $15.3 million from $13.1 million for the year ended March 31, 2002, and decreased on a percentage of revenue basis to 27.9% from 29.4% for the respective fiscal years. The increase in selling, general and administrative expenses was driven primarily by an increase in selling and compensation related expenses in the NextGen Division and higher corporate related expenses.

      Research and Development Costs. Research and development costs for the year ended March 31, 2003 increased 19% to $5.1 million from $4.2 million for the year ended March 31, 2002. The increase in research and development costs is primarily the result of increased research and development efforts at the NextGen Division. Research and development costs as a percentage of net revenue declined to 9.2% compared to 9.6% in the prior year. Research and development costs as a percentage of net revenue declined due, in part, to the fact that revenue growth exceeded the increase in research and development spending, and, in part due to the fact that the Company's investments in capitalized software increased to $1.7 million from $1.5 million in the prior year, reflecting increased expenditures directed at future enhancements of the NextGen(emr) NextGen(epm) and NextGen(pda) products.

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

      Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2003 was $4,058,000 as compared to $3,233,000 for the year ended March 31, 2002. The effective tax rates for fiscal 2003 and 2002 were 36.6% and 38.0%, respectively. The provision for income taxes for the year ended March 31, 2003 differed from the combined statutory rates primarily due to the effect of varying state tax rates together with the impact of research and development tax credits. The provision for income taxes for the year ended March 31, 2002, differed from the combined statutory rates primarily due to the effect of varying state tax rates.

      Liquidity and Capital Resources. The following table presents selected financial statistics and information for each of the past three fiscal years:

                                                ---------------------------
    (in thousands)                                 Year Ended March 31,
                                                 2004      2003      2002
    -----------------------------------------------------------------------
    Cash and cash equivalents at year end       $51,395   $36,443   $25,443
    -----------------------------------------------------------------------
    Net increase in cash and cash equivalents   $14,952   $11,000   $ 6,972
    -----------------------------------------------------------------------
    Net income                                  $10,400   $ 7,035   $ 5,268
    -----------------------------------------------------------------------
    Net cash provided by operating activities   $17,547   $13,183   $ 8,218
    -----------------------------------------------------------------------
    Days sales outstanding                           98       104       111
    -----------------------------------------------------------------------

      Cash provided by operations is our principal source of cash. Cash from operations for the year ended March 31, 2004 consisted principally of net income before non-cash related expenses of depreciation, amortization, and provision for bad debts, and increases in deferred revenue and other current liabilities, offset by an increase in gross accounts receivable. We were able to generate operating cash flows significantly in excess of net income in the year ended March 31, 2004 primarily as a result of increases in deferred revenue of $5.6 million and improved turnover of accounts receivable. We were able to generate operating cash flows significantly in excess of net income in the year ended March 31, 2003 primarily as a result of improved turnover of accounts receivable. Provided turnover of accounts receivable, increased revenue, and profitability remain consistent with results experienced for the year ended March 31, 2004, we anticipate continuing to generate cash from operations primarily from net income. Net cash used in investing activities for the year ended March 31, 2004 was $3.7 million and was primarily composed of investments in capitalized software and equipment and improvements. We have no significant capital commitments, and currently anticipate that additions to equipment and improvements for fiscal 2005 will be equal to or greater than historical levels.

      Net cash provided by financing activities for the year ended March 31, 2004 was $1.3 million, and was solely composed of proceeds from the exercise of stock options and related tax benefits. Cash received from employee stock option exercises can fluctuate from year to year.

      At March 31, 2004, we had cash and cash equivalents of $51.4 million. Management believes that our cash and cash equivalents on hand at March 31, 2004, together with the cash flows from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for fiscal 2005.

      The following table summarizes our significant contractual obligations at March 31, 2004, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

-------------------------------------------------------------------------------------------------------------
Contractual Obligations               Total       Less than     1 to 3 years    3 to 5 years      Beyond 5
                                                   1 Year                                          Years
-------------------------------------------------------------------------------------------------------------
Non-cancelable operating leases       3,974         1,193          1,382            1,196           203
-------------------------------------------------------------------------------------------------------------

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

      We have a significant amount of cash and short-term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates can be volatile. Given the short-term maturity structure of our investment portfolio, we believe that it is not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

Item 8. Financial Statements and Supplementary Data

      Our Financial Statements identified in the Index to Financial Statements appearing under "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of this report are incorporated herein by reference to Item 15.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Based on their evaluation of our disclosure controls and procedures as of a date within 90 days of the filing date of this report, our officers including our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 and the rules thereunder.

      There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. However, in June, 2003, we received a letter from Grant Thornton LLP expressing its opinion as to material weaknesses involving (i) the adequacy of our current staffing levels and technical expertise concerning interpretation of our software arrangements as it relates to revenue recognition (ii) the independence of mental attitude of certain members of the board of directors relating to our auditors and certain of their conclusions reached, and (iii) an over reliance by the board and management upon such auditors to formulate judgments and interpretations of the accounting literature applicable to our revenue recognition practices. The Audit Committee has carefully reviewed the issues and discussed them with both Grant Thornton LLP and management. The Audit Committee engaged a third party expert to study what corrective action was warranted. During the year ended March 31, 2004, the Company made several enhancements to its internal processes including additional staffing, additional professional education for staff in the area of revenue recognition, and the initiation of the implementation of new software to assist in the accounting for its rendered contracts.

                                    PART III

Item 10. Directors and Executive Officers of the Company

      Except for information concerning our executive officers which is included under the caption "Executive Officers of the Company" following Part I, Item 4 of this Report, the information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2004 annual shareholders' meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2004.

Item 11. Executive Compensation

      The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2004 annual shareholders' meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2004 annual shareholders' meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2004.

Item 13. Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2004 annual shareholders' meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2004.

Item 14. Principal Accounting Fees and Services

      The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2004 annual shareholders' meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2004.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   Page
                                                                            ----
(a)  1.  Index to Financial Statements

         Report of Independent Certified Public Accountants                  F-1

         Consolidated Balance Sheets at March 31, 2004 and 2003              F-2

         Consolidated Statements of Income for  the Years Ended March 31,
         2004, 2003 and 2002                                                 F-3

         Consolidated Statement of Shareholders' Equity for the Years
         Ended March 31, 2004, 2003 and 2002                                 F-4

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2004, 2003 and 2002                                       F-5

         Notes to Consolidated Financial Statements                          F-6

     2.  Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts                    F-21

     3.  Exhibits

         Index to Exhibits                                                   E-1

Exhibits

Sequential                                                               Page
  Number      Description                                               Number
  ------      -----------                                               ------

    3.1 Articles of Incorporation of the Company, as amended, are hereby incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 1984, File No. 2-80056.

    3.2 Bylaws of the Company, as amended, are hereby incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, File No. 2-80056.

    3.3 Certificate of Amendment of Bylaws of the Company is hereby incorporated by reference to Exhibit 3.2.1 to our Registration Statement on Form S-1, File No. 333-00161.

    3.4 Text of Sections 2 and 3 of Article II of the bylaws of the Company is hereby incorporated by reference to
              Exhibit 3.2.2 to our Quarterly report on Form 10-QSB for the period Ended December 31, 1996, File No. 0-13801.

    3.5 Certificate of Amendment of Bylaws of the Company, is hereby incorporated by reference to Exhibit 3.2.3 to our Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-13801.

    3.6 Amendment of the Bylaws of the Company. The Corporate Governance Provisions exhibit to Company's Definitive Proxy Statement on schedule 14A for our 1999
              Shareholder's Meeting, File No. 001-12537, which concerns an amendment to the Company's Bylaws, is hereby incorporated by reference.

    10.2* 1989 Incentive Stock Option Plan is hereby incorporated by reference to Exhibit 4.1 to our Registration
              Statement on Form S-8, File No. 33-31949.

    10.2.1* Form of Incentive Stock Option Agreement is hereby incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-00161.

    10.2.2* Form of Non-Qualified Stock Option Agreement is hereby incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-00161.

    10.3* Form of Incentive Stock Option Agreement is hereby incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 2-80056.

Sequential                                                               Page
  Number      Description                                               Number
  ------      -----------                                               ------

    10.4* 1993 Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-KSB for the year ended March 31, 1994, File No. 0-13801.

    10.4.2* Profit Sharing and Retirement Plan, as amended, is hereby incorporated by reference to Exhibit 10.4.2 to our Annual Report on Form 10-KSB for the year ended
              March 31, 1994, File No. 0-13801.

    10.4.3* Profit Sharing and Retirement Plan, as amended, amendments No. 2 and 3, are hereby incorporated by reference to Exhibit 10.4.3 to our Annual Report on Form 10-KSB for the year ended March 31, 1996, File No.
              0-13801.

    10.5 Series "A" Convertible Preferred Stock Purchase Agreement, as amended, dated April 21, 1995 between the Company and Clinitec International, Inc., is hereby incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-KSB for the year ended March 31, 1995, File No. 0-13801.

    10.6 Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.10 to our Registration
              Statement on Form S-1, File No. 333-00161.

    10.7 Agreement and Plan of Merger, dated May 16, 1996, by and among Quality Systems, Inc., CII Acquisition Corporation, Clinitec International, Inc. and certain shareholders of Clinitec International, Inc. and certain exhibits are hereby incorporated by reference to Exhibit 2 to our Current Report on Form 8-K, dated May 17, 1996 and filed May 30, 1996.

    10.8 Asset Purchase Agreement, dated May 15, 1997, by and among NextGen Healthcare Information Systems, Inc., MHIS Acquisition Corp., Quality Systems, Inc., and certain shareholders of NextGen Healthcare Information Systems, Inc. is hereby incorporated by reference to Exhibit 2 of Company's Current Report on Form 8-K, dated May 15, 1997 and filed May 29, 1997, File No. 0-13801.

    10.9* 1998 Employee Stock Contribution Plan is hereby incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-63131.

    10.10* 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-67115.

    10.11* Memorandum of Understanding regarding the April 3, 2000 resignation of Sheldon Razin between Sheldon Razin and Quality Systems, Inc., is hereby incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended March 31, 2000, File No.
              0-13801.

    10.12*    Memorandum of Understanding Relating to Director
              Nominees is hereby incorporated by reference to Company's Definitive Proxy Statement for our 1999
              Shareholder's Meeting, File No. 001-12537.

    10.13* Employment Agreement dated July 20, 2000 between Quality Systems, Inc. and Lou Silverman is hereby incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-13801.

Sequential                                                               Page
  Number      Description                                               Number
  ------      -----------                                               ------

    10.14 Lease Agreement between Company and Tower Place, L.P. dated November 15, 2000, commencing February 5, 2001 is hereby incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended March 31, 2001, File No. 0-13801.

    10.15 Lease Agreement between Company and Orangewood Business Center Inc. dated April 3, 2000, amended February 22, 2001, is hereby incorporated by reference to Exhibit
              10.15 to our Annual Report on Form 10-K for the year ended March 31, 2001, File No. 0-13801.

    10.16 Lease Agreement between Company and Craig Development Corporation dated February 20, 2001 is hereby incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended March 31, 2001, File No. 0-13801.

    10.17 Sublease Agreement between Company and Infinium Software dated February 22, 2002 is hereby incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended March 31, 2003, File No.
              0-13801.

    10.18 Lease Agreement between Company and HUB Properties LLC dated May 8, 2002 is hereby incorporated by reference to
              Exhibit 10.18 to our Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-13801.

    14        Code of Business Conduct and Ethics.**

    21        List of Subsidiaries. **                                     43

    23.1      Consent of Independent Certified Public Accountants. **      44

    31.1 Certification by Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

    31.2 Certification by Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

    32.1      Certification of Chief Executive Officer and Chief
              Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* This exhibit is a management contract or a compensatory plan or arrangement.

**    Filed herewith.

(b)   Reports on Form 8-K:

      On February 2, 2004, the Company filed a Report on Form 8-K with the SEC concerning the Company's financial performance for the period ended December 31, 2003. A copy of the Company's press release announcing the results and certain other information was attached to the Report on Form 8-K.

      On February 6, 2004, the Company filed a Report on Form 8-K with the SEC concerning a transcript of the conference call with management covering the financial performance for the period ended December 31, 2003. A copy of a transcript of the conference call was attached to the Report on Form 8-K.

                              SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                  QUALITY SYSTEMS, INC.


                                  By:  /s/ LOUIS SILVERMAN
                                     -------------------------------------
                                           Louis Silverman
                                     President and Chief Executive Officer

Date: June 9, 2004

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             Signature               Title                                     Date
             ---------               -----                                     ----
 /s/ SHELDON RAZIN                   Chairman of the Board of Directors     May 26, 2004
--------------------------------
     SHELDON RAZIN

 /s/ LOUIS SILVERMAN                 Chief Executive Officer                June 9, 2004
--------------------------------
     LOUIS SILVERMAN

 /s/ PAUL HOLT                       Secretary, Chief Financial Officer     June 9, 2004
--------------------------------
     PAUL HOLT

 /s/ DALE HANSON                     Director                               May 26, 2004
 -------------------------------
     DALE HANSON

 /s/ FRANK MEYER                     Director                               May 26, 2004
 --------------------------------
     FRANK MEYER

 /s/ WILLIAM SMALL                   Director                               May 26, 2004
---------------------------------
     WILLIAM SMALL

 /s/ EMAD ZIKRY                      Director                               May 26, 2004
---------------------------------
     EMAD ZIKRY

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Quality Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. as of March 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2004.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Systems, Inc. as of March 31, 2004 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited Schedule II of Quality Systems, Inc. for each of the three years in the period ended March 31, 2004. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/  Grant Thornton LLP

Irvine, California
May 25, 2004


                                 -F1-

                         QUALITY SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                                                  --------------------
                                                                        March 31,
                                                                     2004       2003
--------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $ 51,395    $36,443
   Accounts receivable, less allowance for doubtful accounts
     of $1,293 and $990, respectively                                20,336     17,561
   Inventories, net                                                     725        667
   Net current deferred tax assets                                    2,979      2,029
   Other current assets                                               1,437      2,086
                                                                   -------------------
     Total current assets                                            76,872     58,786

Equipment and improvements, net                                       2,012      1,777
Capitalized software costs, net                                       3,608      2,511
Net long-term deferred tax assets                                     1,104      1,819
Goodwill                                                              1,840      1,840
Other assets, net                                                     1,242        869
                                                                   -------------------
     Total assets                                                  $ 86,678    $67,602
                                                                   -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  1,655    $ 2,477
   Deferred revenue                                                  17,263     11,699
   Accrued employee compensation and benefits                         2,985      2,259
   Other current liabilities                                          3,770      3,634
                                                                   -------------------
         Total current liabilities                                   25,673     20,069
                                                                   -------------------

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value, 20,000 shares authorized,
     6,325 and 6,152 shares issued and outstanding, respectively         63         62
   Additional paid-in capital                                        39,735     35,121
   Retained earnings                                                 22,750     12,350
   Deferred compensation                                             (1,543)        --
                                                                   -------------------
     Total shareholders' equity                                      61,005     47,533
                                                                   -------------------

     Total liabilities and shareholders' equity                    $ 86,678    $67,602
                                                                   ===================

--------------------------------------------------------------------------------------

See notes to consolidated financial statements.


                                -F2-

                         QUALITY SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share amounts)

                                                      ---------------------------
                                                         Year Ended March 31,
                                                       2004      2003      2002
---------------------------------------------------------------------------------
Net revenue:
   Sales of computer systems, upgrades and supplies   $39,525   $29,169   $22,520
   Maintenance and other services                      31,409    25,600    21,902
                                                      ---------------------------
                                                       70,934    54,769    44,422
Cost of products and services                          28,673    23,755    19,253
                                                      ---------------------------
Gross profit                                           42,261    31,014    25,169
Selling, general and administrative expenses           19,482    15,293    13,068
Research and development costs                          6,139     5,062     4,243
                                                      ---------------------------
Income from operations                                 16,640    10,659     7,858
Investment income                                         386       434       643
                                                      ---------------------------
Income before provision for income taxes               17,026    11,093     8,501
Provision for income taxes                              6,626     4,058     3,233
                                                      ---------------------------
Net income                                            $10,400   $ 7,035   $ 5,268
                                                      ===========================
Net income per share, basic                           $  1.67   $  1.15   $  0.87
                                                      ---------------------------
Net income per share, diluted                         $  1.60   $  1.10   $  0.84
                                                      ---------------------------
Weighted average shares outstanding - basic             6,218     6,127     6,025
                                                      ---------------------------
Weighted average shares outstanding - diluted           6,483     6,389     6,240
---------------------------------------------------------------------------------

See notes to consolidated financial statements.


                                -F3-

                         QUALITY SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (in thousands)

                               -----------------------------------------------------------------------------
                                 Common Shares      Additional                                    Total
                                 -------------        Paid-in      Retained        Deferred    Shareholders'
                                Number      $         Capital      Earnings      Compensation     Equity
------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001       5,987      $  60      $ 33,780      $     47       $     --       $ 33,887

Exercise of stock options         118          1           795            --             --            796

Tax benefit resulting from
stock options                                 --            99            --             --             99

Net income                                    --                       5,268             --          5,268
============================================================================================================

Balance at March 31, 2002       6,105         61        34,674         5,315             --       $ 40,050

Exercise of stock options          47          1           351            --             --            352

Tax benefit resulting from
stock options                                 --            96            --             --             96

Net income                                    --            --         7,035             --          7,035
============================================================================================================

Balance at March 31, 2003       6,152         62        35,121        12,350             --         47,533

Exercise of stock options         173          1         1,307            --             --          1,308

Tax benefit resulting from
stock options                                 --         1,454            --             --          1,454

Intrinsic value of stock
option grant                                  --         1,853            --         (1,543)           310

Net income                                    --         --           10,400             --         10,400
============================================================================================================

Balance at March 31, 2004       6,325      $  63      $ 39,735      $ 22,750       $ (1,543)      $ 61,005
============================================================================================================

See notes to consolidated financial statements.


                                -F4-

                         QUALITY SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                             ---------------------------------------
                                                                     Year Ended March 31,
---------------------------------------------------------------------------------------------------
                                                               2004           2003           2002
Cash flows from operating activities:
Net income                                                   $ 10,400       $  7,035       $  5,268
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation                                               836            910            807
       Amortization of capitalized software costs               1,490          1,267          1,279
       Provision for bad debts                                    647            623            497
       Non-cash compensation from stock option grants             310             --             --
       Loss on short-term investments and other                    --             21              3
       Deferred income taxes                                     (235)           298            380
    Changes in:
       Accounts receivable                                     (3,422)        (4,489)          (857)
       Inventories                                                (58)           451            (88)
       Other  assets                                              276           (909)          (481)
       Accounts payable                                          (822)          (180)           828
       Deferred revenue                                         5,564          5,544            560
       Accrued compensation and benefits                          726            584            302
       Other current liabilities                                1,591          2,028           (280)
                                                             ---------------------------------------

Net cash provided by operating activities                      17,303         13,183          8,218
                                                             ---------------------------------------

Cash flows from investing activities:
  Additions to capitalized software costs                      (2,587)        (1,660)        (1,477)
  Additions to equipment and improvements                      (1,072)        (1,109)          (565)
  Proceeds from the sale of short-term investments                 --            234             --
                                                             ---------------------------------------

Net cash used in investing activities                          (3,659)        (2,535)        (2,042)
                                                             ---------------------------------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                      1,308            352            796
                                                             ---------------------------------------

Net cash provided by financing activities                       1,308            352            796
                                                             ---------------------------------------

Net increase in cash and cash equivalents                      14,952         11,000          6,972
Cash and cash equivalents, beginning of year                   36,443         25,443         18,471
                                                             ---------------------------------------

Cash and cash equivalents, end of year                       $ 51,395       $ 36,443       $ 25,443

====================================================================================================

Supplemental Information. During fiscal 2004, 2003 and 2002 the
Company made income tax payments of $4,716, $4,280 and $3,386, respectively

See notes to consolidated financial statements.


                                 -F5-

                         QUALITY SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2004 AND 2003

1.    Description of Business

      Quality Systems, Inc., comprised of the QSI Division ("QSI Division") and a wholly owned subsidiary, NextGen Healthcare Information Systems, Inc. ("NextGen Division") (collectively, the "Company"), develops and markets proprietary healthcare information systems that automate medical and dental group practices, community health centers, physician hospital organizations, management service organizations, and dental schools. The Company's software systems include general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, electronic patient records, dental charting and letter generation. In addition to providing fully integrated solutions, the Company provides its clients with comprehensive hardware and software maintenance and support services, system training services and electronic claims submission services. The Company's principal administrative, accounting and QSI Division operations are located in Irvine, California. The principal office of the NextGen Division is located in Horsham, Pennsylvania.

2.    Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany amounts and transactions have been eliminated.

      Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America.

      Revenue Recognition. The Company currently recognizes revenue pursuant to Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-9 "Modification of SOP 97-2, "Software Revenue Recognition". The Company generates revenue from licensing rights to use its software products directly to end-users and value-added resellers (VARs). The Company also generates revenue from sales of hardware and third party software, and implementation, training, software customization and post-contract support ("maintenance") services performed for customers who license its products. A typical system contract contains multiple elements of two or more of the above items. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on objective evidence that is specific to the vendor. When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements' fair value to the total contract fair value.

      When evidence of fair value exists for the undelivered elements only, the residual method, provided for under SOP 98-9, is required to be used. Under the residual method, the Company defers revenue related to the undelivered elements in a system sale based on vendor specific objective evidence ("VSOE") of each element's fair value, which is based on the average sales price of those elements when sold separately, and allocates the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE is reviewed on a quarterly basis. Undelivered elements of a system sale generally may include implementation and training services, hardware and third party software, maintenance or other services.

      The Company bills for the entire contract amount upon contract execution. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates.


                                 -F6-

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

      Certain system sales contracts contain payment terms based on the performance of certain milestones or include services to provide significant production or customization of the software. License and hardware revenue for such contracts are recognized using the percentage of completion or completed contract method, as appropriate.

      License arrangements with Value-added resellers (VAR's) do not provide for returns, and thus license revenue from VARs are generally recognized upon shipment.

      Cash and Cash Equivalents. Cash and cash equivalents consist of cash, money market funds and short term U.S. Treasuries with maturities of less than 90 days. The money market fund which has a portion of the Company's cash invests in only investment grade money market instruments from a variety of industries, and therefore bears minimal risk. The average maturity of the investments held by the money market fund is approximately two months.

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

      Trading securities are carried on the balance sheet at fair market value and unrealized gains and losses are recorded in the statement of operations. Available-for-sale securities are carried in the balance sheet at fair market value; realized gains and losses are recorded in the statement of operations when they are earned or incurred, and unrealized gains and losses, net of tax effect, are recognized as a component of shareholders' equity. Held to maturity securities are carried in the balance sheet at cost (unless there are declines in the values of individual securities that are not due to temporary declines), and realized gains and losses are recorded in the statement of operations in the period that they are earned or incurred. Realized gains and losses from investment transactions are determined on a specific identification basis. The Company had no short term investments at March 31, 2004 or 2003.

      Accounts Receivable. The Company provides credit terms ranging from thirty days to less than twelve months for most system and maintenance contract sales and generally do not require collateral. The Company performs ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management's estimate of the probability of collection for certain troubled accounts. General reserves are established based on our historical experience of bad debt expense and the aging of our accounts receivable balances net of deferred revenue and specifically reserved accounts. Accounts are written off as uncollectible only after the Company has exhausted all possible means of collection.

      Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the fiscal year. Undelivered maintenance and services are included on the balance sheet in deferred revenue.

      Inventories. Inventories are valued at lower of cost (first-in, first-out) or market and consist primarily of third party products in support of current customer orders. Certain inventories are maintained for customer support pursuant to service agreements and are amortized over a five-year period using the straight-line method.


                                -F7-

      Equipment and Improvements. Equipment and improvements are stated at cost less accumulated depreciation and amortization.
Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Computers and electronic test equipment     3-5 years

Furniture and fixtures                      5-7 years

Vehicles                                    7 years

Leasehold improvements                      3-7 years

      Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such capitalized costs are amortized on a straight line basis over the estimated economic life of the related product of three years. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

      Goodwill and Intangible Assets. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective April 1, 2001. This statement applies to the amortization of goodwill and other intangible assets. The Company ceased amortizing amounts related to goodwill starting April 1, 2001. The balance of goodwill is related to the NextGen Division. Under SFAS 142, management is required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. The Company compared the fair value of the NextGen Division with the carrying amount of its assets and determined that none of the goodwill recorded was impaired as of June 30, 2003 (the date of the Company's last annual impairment test). The fair value of the NextGen Division was determined using an estimate of future cash flows for the NextGen Division over ten years and risk adjusted discount rates of between 15 and 25 percent to compute a net present value of future cash flows.

      Long Lived Assets. The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" "SFAS 144". SFAS 144 establishes a single accounting model for the Impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" , and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The adoption of this statement did not have a material effect on the Company's consolidated financial statements. Management periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at March 31, 2004.

      Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related to differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are established as a reduction of net deferred income tax assets when management determines that it is more likely than not that the deferred assets will not be realized.

      Earnings per Share. Pursuant to SFAS No. 128, "Earnings Per Share," the Company provides dual presentation of "basic" and "diluted" earnings per share ("EPS").


                                      -F8-

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

                                                      ---------------------------------
                                                            Year Ended March 31,
(in thousands except per share amounts)
                                                        2004         2003         2002
---------------------------------------------------------------------------------------
Net income                                            $10,400      $ 7,035      $ 5,268
                                                      ---------------------------------
Basic net income per common share:
  Weighted average of common shares outstanding         6,218        6,127        6,025
                                                      ---------------------------------
Basic net income per common share                     $  1.67      $  1.15      $  0.87
                                                      ---------------------------------

Diluted net income per share:
  Weighted average of common shares outstanding         6,218        6,127        6,025
  Weighted average of common shares equivalents:
     Weighted average options outstanding                 265          262          215
                                                      ---------------------------------
  Weighted average number of common and
  common equivalent shares                              6,483        6,389        6,240
                                                      ---------------------------------
Diluted net income per common share                   $  1.60      $  1.10      $  0.84
---------------------------------------------------------------------------------------

Stock-Based Compensation. The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Effective March 31, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 supercedes Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the years ended March 31, 2004, 2003 and 2002 is presented immediately below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

      The Company's fair value calculations for options granted in fiscal 2004 and 2002 were made using the Black-Scholes option pricing model with the following assumptions: expected life - approximately 48 and 60 months from the date of the grant; stock volatility - 55 to 57% , risk free interest rate of 3.0% and 3.5 to 4.5%; and, no dividends during the expected term. No options were granted in fiscal 2003.

      The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:


                                      -F9-

                                                                    ----------------------------------------
                                                                              Year Ended March 31,
(in thousands, except for per share amounts)                         2004             2003            2002
------------------------------------------------------------------------------------------------------------
Net Income                                                          $10,400          $7,035          $5,268
                                                                    ----------------------------------------
Proforma Option Compensation Cost (Net of Taxes)                       (225)           (322)           (340)
                                                                    ----------------------------------------
Proforma Net Income                                                  10,175           6,713           4,928
                                                                    ========================================
Reported Basic Net Income Per Share                                 $  1.67          $ 1.15          $ 0.87
                                                                    ----------------------------------------
Proforma Basic Net Income Per Share                                    1.64            1.10            0.82
                                                                    ----------------------------------------
Reported Diluted Net Income Per Share                                  1.60            1.10            0.84
                                                                    ----------------------------------------
Proforma Diluted Net Income Per Share                                  1.57            1.05            0.79
------------------------------------------------------------------------------------------------------------
Fair Value of Option Awards Granted                                 $ 2,078          $    0          $  884
============================================================================================================

      Had the Company used a different model such as the binomial model to value options, a different valuation may have been determined which may have changed the reported expense.

      Segment Disclosures. The Company presents reporting information regarding operating segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, vendor specific objective evidence, and the percentage of completion related to certain service revenue. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      New Accounting Pronouncements. In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's consolidated financial condition or results of operations, because the Company did not have such financial instruments.

      In May 2003, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus establishes revenue recognition guidance for arrangements that have multiple deliverables. The consensus is effective for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company continues to account for it's software arrangements with multiple elements under SOP 97-2, as amended by SOP 98-9, thus the new consensus had no impact on its financial statements.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", which supercedes portions of SAB 101. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of


                                     -F10-
the issuance of EITF 00-21. While the wording of SAB 104 changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB No. 104 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

      In December 2003, the FASB revised SFAS No. 132 -- "Employers' Disclosures about Pensions and Other Postretirement Benefits" . The revisions to SFAS 132 retain the disclosure requirements contained in the original SFAS No. 132 but require additional disclosures describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of SFAS No. 132 had no effect on the Company's Consolidated Financial statement disclosures, as the Company does not provide any defined benefit plans to its employees.

3. Intangible Assets - Capitalized Software Costs

      As of March 31, 2004 and 2003, the Company had the following amounts related to intangible assets with determinable lives:

                                                       ------------------------
      (in thousands)                                     2004           2003
 -----------------------------------------------------------------------------
 Capitalized software development (3 yrs)

 Gross Carrying Amount                                 $ 10,610       $  8,023
                                                       ------------------------
 Accumulated Amortization                                (7,002)        (5,512)
                                                       ------------------------
 Net Capitalized Software development                  $  3,608       $  2,511
                                                       ------------------------
 Aggregate amortization expense during year ended
 March 31                                              $  1,490       $  1,267
 ==============================================================================

Information related to net capitalized software costs is as follows:

                                                       -----------------------
       (in thousands)                                    2004           2003
------------------------------------------------------------------------------
Beginning of year                                      $ 2,511        $ 2,103

Capitalized                                              2,587          1,660

Amortization                                            (1,490)        (1,252)
                                                       -----------------------
End of year                                            $ 3,608        $ 2,511
==============================================================================

      The following table represents the remaining estimated amortization of intangible assets with determinable lives as of March 31, 2004 (in thousands):


                                     -F11-

             -----------------------------------------------------
             For the year ended March 31,
             -----------------------------------------------------
             2005                                           $1,716
             2006                                            1,246
             2007                                              646
             -----------------------------------------------------
             Total                                          $3,608
             -----------------------------------------------------

4.    Cash Equivalents and Short-Term Investments

      At March 31, 2004 and 2003, the Company had cash equivalents of $51.4 million and $36.4 million, respectively, invested in both a major national brokerage firm's institutional fund that specializes in U.S. government securities and commercial paper with high credit ratings and short term U.S. treasury securities.

      Investment income for each of the three years ended March 31 consists of the following:

                                       ----------------------------
                                           Year Ended March 31,
            (in thousands)              2004       2003       2002
            -------------------------------------------------------
            Interest income            $ 386      $ 434      $ 665
            Net unrealized losses         --         --        (22)
                                       ----------------------------
                                       $ 386      $ 434      $ 643
            =======================================================

5.    Composition of Certain Financial Statement Captions

                                                                        ------------------------
                                                                          Year Ended March 31
(in thousands)                                                            2004           2003
------------------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE:
Accounts receivable, excluding undelivered maintenance and services     $ 13,131       $ 12,392
Undelivered maintenance and services billed in advance, included in
deferred revenue                                                           8,498          6,159
Reserve for bad debts                                                     (1,293)          (990)
                                                                        ------------------------
Net accounts receivable                                                 $ 20,336       $ 17,561
                                                                        ========================

INVENTORIES:
Computer systems and components, net of reserve for obsolescence of
$207 and $160, respectively                                             $    478       $    348
Replacement parts for certain client systems, net of accumulated
amortization of $684 and $676, respectively                                  221            268
Miscellaneous parts and supplies                                              26             51
                                                                        ------------------------
                                                                        $    725       $    667
                                                                        ========================

EQUIPMENT AND IMPROVEMENTS:
Computers and electronic test equipment                                 $  4,568       $  3,869
Furniture and fixtures                                                     1,509          1,321
Vehicles                                                                       8              8
Leasehold improvements                                                       151            143
                                                                        ------------------------

                                                                           6,236          5,341
Accumulated depreciation and amortization                                 (4,224)        (3,564)
                                                                        ------------------------

                                                                        $  2,012       $  1,777
                                                                        ------------------------

DEFERRED REVENUE
Maintenance                                                             $  3,794       $  2,709
Implementation services                                                   10,756          6,984
Undelivered software and other                                             2,713          2,006
                                                                        ------------------------
                                                                        $ 17,263       $ 11,699
                                                                        ========================
OTHER CURRENT LIABILITIES:
Deferred compensation                                                      1,013            679
Income taxes payable                                                         273             --
Sales taxes payable                                                          442            612
Customer deposits                                                            397            450
Deferred Rent                                                                352            339
Other accrued expenses                                                     1,293          1,554
                                                                        ------------------------

                                                                        $  3,770       $  3,634
================================================================================================


                                     -F12-

6. Income Taxes

      During the year ended March 31, 2003, the Company filed amended federal returns for the fiscal years ended March 31, 1999 through 2001 and state tax returns for the fiscal years ended March 31, 1998 through 2001, to take advantage of available tax credits related to its research and development activities. The tax credits reported on the aforementioned returns resulted in refund claims of $418,000 for federal and $158,000 for state income tax purposes. Additionally, the Company claimed research and development credits of $207,000 and $222,000 for the years ended March 31, 2003 and 2002 respectively and estimated $175,000 in tax credits for the year ended March 31, 2004. In the quarter ended March 31, 2004, the state of California initiated an audit of the Company's tax returns. The Company has not received any final results of that audit as of May 31, 2004, however, preliminary results did not materially change credits related to research and development

      The provision for income taxes for the year ended March 31, 2004 accounts for approximately 50% of the aggregate federal tax credits accumulated through March 31, 2004 due to the uncertainly concerning the ultimate amount of federal tax to be credited. The provision for income taxes for the year ended March 31, 2003 accounted for a portion of the aggregate state and federal tax credits claimed through the end of the period due to the uncertainty concerning the ultimate amount to be refunded.

      The provision for income taxes consists of the following components:

                                       ---------------------------------
                                             Year Ended March 31,

          (in thousands)                2004         2003         2002
          ---------------------------------------------------------------

          Current:

            Federal taxes              $ 5,551       $3,211      $ 1,849

            State taxes                  1,310          549        1,004
                                       ----------------------------------
                                         6,861        3,760        2,853
                                       ----------------------------------
          Deferred:

            Federal taxes                 (179)         268        1,043

            State taxes                    (56)          30         (663)
                                       ----------------------------------
                                          (235)         298          380
                                       ----------------------------------
                                       $ 6,626       $4,058      $ 3,233
          ===============================================================


                                     -F13-

      The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

                                             -----------------------------------
                                                   Year Ended March 31,

                                              2004          2003          2002
  ------------------------------------------------------------------------------

  Federal income tax statutory rate           35.0%         34.0%         34.0%

  Increases (decreases) resulting from:

      State income taxes                       4.9%          5.1%          4.6%

      Research & development tax credits      (1.0%)        (1.9%)          --

      Other                                     --          (0.6%)        (0.6%)
  ==============================================================================
  Effective income tax rate                   38.9%         36.6%         38.0%
  ==============================================================================

      The net deferred tax assets in the accompanying consolidated balance sheets consist of the following at March 31, 2004 and 2003:

                                                         -------------------
    (in thousands)
                                                           2004       2003
    ------------------------------------------------------------------------
    Deferred tax assets:
         Deferred revenue  and bad debt allowance        $ 2,477    $ 1,644
         Inventory valuation                                 164        178
         Purchased in-process research and development     2,348      2,544
         Intangible assets                                   118        114
         Accrued compensation                                716        382
         Deferred compensation                               442        290
         Other                                               147         68
                                                         -------------------
                                                           6,412      5,220
                                                         -------------------

    Deferred tax liabilities:
         Accelerated depreciation                           (927)      (386)
         Capitalized software                             (1,133)      (663)
         State income taxes                                 (269)      (323)
                                                         -------------------
                                                          (2,329)    (1,372)
                                                         -------------------
    Net Deferred Tax Assets                              $ 4,083    $ 3,848
    ========================================================================


                                     -F14-

      The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items which give rise to the deferred amount.

      The Company has available a balance of approximately $505,000 of research and development credits which may be recognized as a whole or in part, once the amount of the credit has been cleared by the tax authorities, or once the statute of limitations related to the corresponding tax return has passed. The available balance of research and development credits account for approximately 50% of the aggregate federal tax credits accumulated through March 31, 2004. Management's election to not recognize all of the tax credits claimed represents a significant estimate which affects the effective income tax rate for the Company in the years ending March 31, 2004 and 2003. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax codes.

7.    Employee Benefit Plans and Employment Agreements

      The Company has a profit sharing and retirement plan (collectively, the "Retirement Plans") for the benefit of substantially all of its employees. Participating employees may defer up to 15% of their compensation per year. The annual contribution is determined by a formula set by the Company's Board of Directors and may include matching and/or discretionary contributions. The Retirement Plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $161,000, $143,000 and $116,000 were made by the Company to the Retirement Plans for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

      The Company has a deferred compensation plan (the "Deferral Plan") for the benefit of officers and key employees. Participating employees may defer all or a portion of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees. Each participating employee's deferred compensation and share of Company contributions has been invested in a life insurance policy which has death benefit and mutual fund features. Investment decisions are made by each participating employee from a family of mutual funds. The Company is the owner and beneficiary of the life insurance policies and has an obligation to pay the greater of the death benefit or the net cash surrender value upon each employee's death or termination of employment. The net cash surrender value of the life insurance policies and an equal amount of related Company obligation for deferred compensation was $1,013,000 and $679,000 at March 31, 2004 and 2003, respectively. The values of the life insurance policies and the related Company obligation are included on the balance sheet in other assets and other current liabilities, respectively. The Company made contributions of $12,000 to the Deferral Plan for each of the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

      The Company has a voluntary employee stock contribution plan for the benefit of all full time employees. The plan is designed to allow employees to acquire shares of the Company's common stock through automatic payroll deduction. Each eligible employee may authorize the withholding of up to 10% of his/her gross payroll each pay period to be used to purchase shares on the open market by a broker designated by the Company. In addition, the Company will match 5% of each employee's contribution and will pay all brokerage commissions and fees in connection with each purchase. The amount of the Company match is discretionary and subject to change. The plan is not intended to be an employee benefit plan under the Employee Retirement Income Security Act of 1974, and is therefore not required to comply with that act. Contributions of approximately $3,000, $1,000 and $1,000 were made by the Company for fiscal years ended March 31, 2004, 2003 and 2002, respectively.

      The Company has an Employment Agreement ("Agreement") with Mr. Louis E. Silverman dated July 20, 2000 which details the terms of his employment as its


                                     -F15-

Chief Executive Officer. Mr. Silverman is eligible for a cash bonus of up to 50% of his annual base compensation based on performance goals established jointly between himself and the Board of Directors.

      Mr. Silverman's employment may be terminated for any reason by himself or the Company upon 60 days written notice. Should Mr. Silverman terminate his employment due to the Company's breach of the Agreement he will be entitled to
(i) a lump sum payment equal to six months base compensation; and (ii) 12 months worth of accelerated vesting of stock options granted pursuant to the agreement. Should Mr. Silverman's employment be terminated without cause or by himself for good reason, he will be entitled to (i) unpaid base compensation and vacation earned and accrued through his date of termination plus a lump sum equal to six months base compensation, (ii) any other performance bonus earned and not paid, and (iii) 12 months worth of accelerated vesting of stock options granted pursuant to the agreement. Should Mr. Silverman's employment be terminated due to a "change of control" he will be entitled to (i) unpaid base compensation and vacation earned plus a lump sum payment equal to six months base compensation;
(ii) any performance bonus earned but not paid; and (iii) immediate vesting of all unvested options. A "change of control" is defined as the earliest occurrence of any of the following events: the direct or indirect sale, lease, exchange or other transfer of 35% or more of the total assets of the Company, the merger or consolidation of the Company with another company with the effect that the shareholders of the Company immediately prior to the merger hold less than 51% of the combined voting power of the then outstanding securities of the surviving company; the replacement of a majority of the Company's Directors without the approval of the Board of Directors; the purchase of 25% or more of the combined voting power of the outstanding securities of the Company with the exception of the purchase of securities by Sheldon Razin or Ahmed Hussein of shares owned by either Sheldon Razin or Ahmed Hussein. The Agreement also grants immediate vesting of all unvested options should a change of control occur whether or not Mr. Silverman's employment is terminated.

8.    Employee Stock Option Plans

      During fiscal 1990, the Company's shareholders approved a stock option plan (the "1989 Plan") under which 1,000,000 shares of Common Stock have been reserved for the issuance of options. The 1989 Plan provides that salaried officers, key employees and non-employee directors of the Company may, at the discretion of the Board of Directors, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the option grant date. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1989 Plan terminated on June 30, 1999, however there remain granted 250 outstanding options at March 31, 2004 under the 1989 Plan which remain eligible for exercise until the expiration of their respective terms in June of 2004.

      In September 1998, the Company's shareholders approved a stock option plan (the "1998 Plan") under which 1,000,000 shares of Common Stock have been reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At March 31, 2004, 512,800 shares were available for future grant under the 1998 Plan. As of March 31, 2004, there were 330,337 outstanding options related to this plan.

      On October 29, 2003, the Board of Directors granted 3,500 options to Emad Zikry, a director of the Company, at an exercise price of $7.00 per share, as director fees solely for his service on the Board of Directors. The options vested immediately and expire on October 20, 2008. This option grant resulted in compensation expense of approximately $130,000 recorded in the quarter ended December 31, 2003 using the intrinsic value method.

      On October 29, 2003, the Board of Directors granted 60,000 options to employees at an exercise price of $15.46 per share. The options vest in four equal annual installments beginning October 29, 2004 and expire on October 29, 2008. Based on the closing share price of the Company's stock on October 29, 2003


                                     -F16-

($44.16 per share), this option grant will result in compensation expense of up to $1,722,000 (assuming all employees granted options continue their employment at the Company throughout the entire four year vesting period) to be amortized evenly over the next four years. During the year ended March 31, 2004, the Company recognized compensation expense of $180,000 related to these options.

A summary of option transactions under the 1989 & 1998 Plans for the three years ended March 31, 2004 is as follows:

                                                         -------------------------------------
                                                                                 Weighted
                                                                                  Average
                                                         Number of Shares      Exercise Price
----------------------------------------------------------------------------------------------
Outstanding, March 31, 2001 (143,429 exercisable
at a weighted average price of $6.76)                         478,498             $   7.16
Granted (weighted average fair value of $5.97)                139,940                11.99
Exercised                                                    (117,205)                6.83
Cancelled                                                      (5,750)                6.74
                                                         =====================================

Outstanding, March 31, 2002 (156,551 exercisable
at a weighted average price of $7.04)                         495,483             $   8.61
Granted                                                             0                   --
Exercised                                                     (47,406)                7.43
Cancelled                                                           0                   --
                                                         =====================================

Outstanding, March 31, 2003 (230,147 exercisable
at a weightedaverage price of $7.94)                          448,077             $   8.74
Granted (weighted average fair value of $32.72)                63,500                14.99
Exercised                                                    (173,240)                7.55
Cancelled                                                      (7,250)                8.98
                                                         =====================================
Outstanding, March 31, 2004 (159,989) exercisable
at a weighted average price of $8.73)                         330,587             $  10.52
----------------------------------------------------------------------------------------------

      The outstanding stock options vest ratably over a four-year period commencing from the respective option grant dates. Stock options outstanding at March 31, 2004 are summarized as follows:

                        ---------------------------------------------------------------------------
                                                                 Weighted Avg.
                              Range of           Number           Remaining           Weighted
                              Exercise        Outstanding at   Contractual Life        Average
                               Prices         March 31, 2004        (Yrs.)          Exercise Price
---------------------------------------------------------------------------------------------------
Options Outstanding       $ 6.25 - $  7.01         57,188             0.5               $  6.97
                          $ 7.75 - $ 11.24        153,459             1.7               $  8.95
                          $12.99 - $ 15.46        119,940             3.5               $ 14.23
                                                  -------
                                                  330,587             2.1               $ 10.52
                                                  =======

---------------------------------------------------------------------------------------------------


                                     -F17-

                     ----------------------------------------------------------
                                                Number
                           Range of         Exercisable at    Weighted Average
                       Exercise Prices      March 31, 2004    Exercise Price
-------------------------------------------------------------------------------

Options Exercisable    $ 6.25 - $  7.01        57,188            $  6.97
                       $ 7.75 - $ 11.24        72,831            $  8.35
                       $12.99 - $ 15.46        29,970            $ 12.99
                                              -------
                                              159,989            $  8.73
                                              =======

-------------------------------------------------------------------------------

9.    Commitments and Contingencies

      Litigation. The Company is a party to various legal proceedings incidental to its business, none of which are considered by management to be material.

      Rental Commitments. The Company leases facilities and offices under irrevocable operating lease agreements expiring at various dates through March 2010. Rent expense for the years ended March 31, 2004, 2003, and 2002 was $1,226,000, $1,068,000, and $897,000, respectively. Rental commitments under these agreements are as follows:

                     --------------------------------------
                     Year Ending March 31            Amount
                     --------------------------------------

                     2005                            $1,193
                     2006                               796
                     2007                               586
                     2008                               593
                     2009                               603
                     Thereafter                         203

                     --------------------------------------
                     Total                           $3,974
                     --------------------------------------

10.   Stock Repurchase Plan

      In October 2001, the Company's Board of Directors authorized the repurchase on the open market of up to 5% of the shares of its outstanding Common stock, subject to compliance with applicable laws and regulations. There was no requirement that the Company repurchase such shares. This stock repurchase authorization expired on the date of the fiscal 2003 Annual Shareholders Meeting. Under the authorization no shares were repurchased.

11.   Fair Value of Financial Instruments

      The Company's financial instruments include cash, accounts receivable, accounts payable, deferred revenue and accrued liabilities. Management believes that the fair value of cash, accounts receivable, accounts payable, deferred revenue, and accrued liabilities approximate their carrying values due to the short-term nature of these instruments.

12.   Operating Segment Information

      The Company has prepared operating segment information in accordance with SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" to report components that are evaluated regularly by


                                     -F18-
its chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Reportable operating segments include the NextGen Division and the QSI Division.

      The accounting policies of the Company's operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel related expenses, are not allocated to the individual segments by management. Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

      Operating segment data for the three years ended March 31, was as follows:

                                  ------------------------------------------------------------------------
                                                                        Unallocated
(in thousands)                    QSI Division     NextGen Division  Corporate Expenses      Consolidated
----------------------------------------------------------------------------------------------------------
Year Ended March 31, 2004
   Revenue                           $16,491            $54,443                 --             $70,934
   Operating Income (Loss)           $ 4,877            $15,789            $(4,026)            $16,640

Year Ended March 31, 2003
   Revenue                           $17,423            $37,346                 --             $54,769
   Operating Income (Loss)           $ 4,675            $ 8,902            $(2,918)            $10,659

Year Ended March 31, 2002
   Revenue                           $17,224            $27,198                 --             $44,422
   Operating Income (Loss)           $ 5,196            $ 4,656            $(1,994)            $ 7,858
----------------------------------------------------------------------------------------------------------

13.   Selected Quarterly Operating Results (unaudited)

      The following table presents quarterly unaudited consolidated financial information for the eight quarters in the period ended March 31, 2004. Such information is presented on the same basis as the annual information presented in other sections of this report. In management's opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.


                                     -F19-

                             COMPARISON BY QUARTER *

                                       -----------------------------------------------------------------------------

(in thousands)                                                   Quarter Ended (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                       6/30/02   9/30/02   12/31/02  3/31/03   6/30/03   9/30/03   12/31/03  3/31/04
                                       -----------------------------------------------------------------------------
Systems, upgrades and supplies sales   $ 6,425   $ 6,814   $ 7,666   $ 8,264   $ 9,474   $10,026   $ 9,859   $10,166
Maintenance and other                    5,882     6,180     6,734     6,804     6,832     7,616     8,340     8,621
                                       -----------------------------------------------------------------------------
                                        12,307    12,994    14,400    15,068    16,306    17,642    18,199    18,787
Costs of products and services           4,920     5,660     6,353     6,822     6,610     7,492     7,523     7,048
                                       -----------------------------------------------------------------------------
Gross Profit                             7,387     7,334     8,047     8,246     9,696    10,150    10,676    11,739
Selling, General, & Administrative       3,673     3,442     3,918     4,260     4,740     4,768     4,902     5,072
Research & Development                   1,135     1,213     1,347     1,367     1,366     1,502     1,628     1,643
                                       -----------------------------------------------------------------------------
                                         2,579     2,679     2,782     2,619     3,590     3,880     4,146     5,024
Investment Income                          104       123       109        98       100        89        95       102
                                       -----------------------------------------------------------------------------
                                         2,683     2,802     2,891     2,717     3,690     3,969     4,241     5,126
Provision for Income Taxes               1,057     1,092       956       954     1,413     1,561     1,630     2,022
                                       -----------------------------------------------------------------------------
Net Income                             $ 1,626   $ 1,710   $ 1,935   $ 1,763   $ 2,277   $ 2,408   $ 2,611   $ 3,104
                                       -----------------------------------------------------------------------------

Net Income per share - Basic           $   .27   $   .28   $   .32   $   .29   $   .37   $   .39   $   .42   $   .49
Net Income per share - Diluted         $   .26   $   .27   $   .30   $   .27   $   .35   $   .37   $   .40   $   .47
Weighted Average Shares
     Outstanding - Basic                 6,106     6,122     6,134     6,144     6,157     6,167     6,239     6,312
Weighted Average Shares
     Outstanding - Diluted               6,333     6,351     6,403     6,431     6,466     6,491     6,549     6,582
--------------------------------------------------------------------------------------------------------------------

      * In the quarter ended December 31, 2002 the Company recorded a $165,000 reduction in the Company's provision for income taxes to reflect the cumulative year to date benefit of the availability of certain state and federal research and development tax credits. In the quarter ended March 31, 2003, the application of the residual method for revenue recognition resulted in a $475,000 reduction in revenue in the fourth quarter of fiscal 2003.

                                   Schedule II
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                 (in thousands)
    ---------------------------------------------------------------------------
                                        Additions
                           Balance at    Charged
                           beginning     to costs                   Balance at
        Description        of period   and expenses   Deductions  End of Period
    ---------------------------------------------------------------------------
    For the year ended:
    March 31, 2004           $   990      $   647      $  (344)      $ 1,293
    March 31, 2003           $   813      $   623      $  (446)      $   990
    March 31, 2002           $ 1,335      $   497      $(1,019)      $   813
    ---------------------------------------------------------------------------


                                     -F20-

                                INDEX TO EXHIBITS

23.1  Consent of Independent Certified Public Accountants.

31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              QUALITY SYSTEMS, INC.
                              LIST OF SUBSIDIARIES

1. NextGen Healthcare Information Systems, Inc, Inc., a California corporation, is a wholly-owned subsidiary of Quality Systems, Inc.