Form 10-Q
period 2004-06-30
QUALITY SYSTEMS INC
filed 2004-08-06
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,364,354 shares of Common Stock, $.01 par value, as of July 28, 2004

================================================================================

                   PART I - CONSOLIDATED FINANICAL INFORMATION

Item 1. Financial Statements

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  --------------------------
(In thousands, except per share amounts)                            June 30,       March 31,
                                                                     2004            2004
                                                                  (unaudited)
--------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $ 54,941       $ 51,395
   Accounts receivable, net                                           23,013         20,336
   Inventories, net                                                      784            725
   Deferred tax assets                                                 2,979          2,979
   Other current assets                                                1,439          1,437
                                                                    -----------------------
     Total current assets                                             83,156         76,872

Equipment and improvements, net                                        2,213          2,012
Capitalized software costs, net                                        3,732          3,608
Deferred tax assets                                                    1,104          1,104
Goodwill                                                               1,840          1,840
Other assets                                                           1,226          1,242
                                                                    -----------------------
     Total assets                                                   $ 93,271       $ 86,678
                                                                    =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  3,222       $  1,655
   Deferred revenue                                                   19,442         17,263
   Accrued compensation & benefits                                     2,092          2,985
   Other current liabilities                                           3,753          3,770
                                                                    -----------------------
         Total liabilities                                            28,509         25,673
                                                                    -----------------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $0.01 par value, 20,000 shares authorized,
   6,361 and 6,325 shares issued and outstanding, respectively            64             63
   Additional paid-in capital                                         40,002         39,735
   Retained Earnings                                                  26,132         22,750
   Deferred compensation                                              (1,436)        (1,543)
                                                                    -----------------------
     Total shareholders' equity                                       64,762         61,005
                                                                    -----------------------
     Total liabilities and shareholders' equity                     $ 93,271       $ 86,678
                                                                    =======================
--------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    ---------------------------
(In thousands except per share amounts)                             Three Months Ended June 30,
                                                                         2004         2003
-----------------------------------------------------------------------------------------------
Net revenues:
   Sales of computer systems, upgrades and supplies                    $11,084      $ 9,474
   Maintenance and other services                                        9,046        6,832
                                                                       --------------------
                                                                        20,130       16,306
Cost of products and services                                            8,101        6,610
                                                                       --------------------
Gross profit                                                            12,029        9,696
Selling, general and administrative
expenses                                                                 4,953        4,740
Research and development costs                                           1,612        1,366
                                                                       --------------------
Income from operations                                                   5,464        3,590
Investment income                                                          120          100
                                                                       --------------------
Income before provision for income taxes                                 5,584        3,690
Provision for income taxes                                               2,202        1,413
                                                                       --------------------
Net income                                                             $ 3,382      $ 2,277
                                                                       ====================

Net income per share, basic                                            $  0.53      $  0.37
                                                                       --------------------
Net income per share, diluted                                          $  0.51      $  0.35
                                                                       --------------------

Weighted average shares outstanding - basic                              6,333        6,157
                                                                       --------------------

Weighted average shares outstanding - diluted                            6,577        6,466
-----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            ---------------------------
(In thousands)                                              Three Months Ended June 30,
                                                               2004            2003
---------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                   $  3,382       $  2,277
   Adjustments to reconcile net income to net
   cash provided by operating activities:
         Depreciation                                             225            219
         Amortization of capitalized software costs               418            354
         Provision for bad debts                                  137             52
         Non-Cash Compensation from stock option grants           107             --
   Changes in:
         Accounts receivable                                   (2,814)        (1,530)
         Inventories                                              (59)          (485)
         Other assets                                              14            662
         Accounts payable                                       1,567           (994)
         Deferred  revenue                                      2,179          2,280
         Accrued compensation & benefits                         (893)          (304)
         Other current liabilities                                (16)           709
                                                             -----------------------

Net Cash Provided By Operating Activities                       4,247          3,240
                                                             -----------------------

Cash Flows From Investing
Activities:
   Additions to equipment and improvements                       (426)          (175)
   Additions to capitalized software costs                       (542)          (604)
                                                             -----------------------

Net Cash Used In Investing Activities                            (968)          (779)
                                                             -----------------------

Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                        267             72
                                                             -----------------------

Net Cash Provided by Financing Activities                         267             72
                                                             -----------------------

Net Increase in Cash and Cash Equivalents                       3,546          2,533
Cash and Cash Equivalents, beginning of period                 51,395         36,443
                                                             -----------------------

Cash and Cash Equivalents, end of period                     $ 54,941       $ 38,976
                                                             -----------------------
---------------------------------------------------------------------------------------

Supplemental Information - During the three months ended June 30, 2004 and 2003, the Company made income tax payments, net of refunds received, of $1,884,000 and $30,000 respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2004 and for the three months ended June 30, 2004 and 2003, have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 2004. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Stock-Based Compensation. The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" that supercedes Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied to employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the quarters ended June 30, 2004 and 2003 is presented immediately below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The Company's fair value calculations for options granted in the quarter ended June 30, 2004 were made using the Black-Scholes option pricing model with the following assumptions: expected life - time required to reach full vesting or approximately 48 months from the date of the grant; stock volatility - 50%, risk free interest rate of 3.0% ; and, no dividends during the expected term. No options were granted in quarter ended June 30, 2003.

The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:

                                                      -------------------------
(in thousands, except for per share amounts)            Quarter Ended June 30,
                                                        2004             2003
-------------------------------------------------------------------------------
Net Income                                            $   3,382       $   2,277
                                                      -------------------------
Proforma Option Compensation Cost (Net of Taxes)            (79)            (51)
                                                      -------------------------
Proforma Net Income                                       3,303           2,226
                                                      =========================
Reported Basic Net Income Per Share                   $    0.53       $    0.37
                                                      -------------------------
Proforma Basic Net Income Per Share                        0.52            0.36
                                                      -------------------------
Reported Diluted Net Income Per Share                      0.51            0.35
                                                      -------------------------
Proforma Diluted Net Income Per Share                      0.50            0.34
-------------------------------------------------------------------------------
Fair Value of Option Awards Granted                   $   2,942       $       0
-------------------------------------------------------------------------------

      On October 29, 2003, the Board of Directors granted 60,000 options to selected employees at an exercise price of $15.46 per share. The options vest in four equal annual installments beginning October 29, 2004 and expire on October 29, 2008. Based on the closing share price of the Company's stock on October 29, 2003 ($44.16 per share), this option grant will result in compensation expense of up to $1,722,000 (assuming all employees granted options continue their employment at the Company throughout the entire four year vesting period) to be amortized evenly over the next four years. During the quarter ended June 30, 2004, the Company recognized compensation expense of $107,000 related to these options.

      On June 10, 2004, the Board of Directors granted 150,000 options to selected employees at an exercise price equal to the market price of the Company's common stock on the date of the grant ($46.67 per share). The options vest in four equal annual installments beginning June 10, 2005 and expire on June 10, 2009. No compensation expense has been recorded for these options.

3.  Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" , which supercedes portions of SAB 101. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21. While the wording of SAB 104 changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB No. 104 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

 In December 2003, the FASB revised SFAS No. 132 --"Employers' Disclosures about Pensions and Other Postretirement Benefits" . The revisions to SFAS 132 retain the disclosure requirements contained in the original SFAS No. 132 but require additional disclosures describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of SFAS No. 132 had no effect on the Company's Consolidated Financial statement disclosures, as the Company does not provide any defined benefit plans to its employees.

4.   Intangible Assets - Capitalized Software Development Costs

In accordance with FASB 142, the Company does not amortize goodwill. The balance of goodwill is related to the Company's NextGen Healthcare Information Systems Division (NextGen), which was acquired by virtue of two acquisitions in May of 1996 and 1997, respectively. In accordance with FASB 142, the Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2004 was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

      The Company had the following amounts related to intangible assets:

                                                   ------------------------------
(in thousands)                                      June 30, 2004  March 31, 2004
                                                     (unaudited)
---------------------------------------------------------------------------------
Capitalized software development (3 yrs)
                                                       -----------------------
Gross Carrying Amount                                  $ 11,152       $ 10,610
                                                       -----------------------
Accumulated Amortization                                 (7,420)        (7,002)
                                                       -----------------------
Net Capitalized Software development                   $  3,732       $  3,608
                                                       =======================

Aggregate amortization expense during the quarter
ended:                                                 $    418       $    399
                                                       -----------------------
---------------------------------------------------------------------------------

      Information related to net capitalized software costs for the three month period ended June 30, 2004 is as follows:

                                                        --------------
(in thousands)                                          June 30, 2004
                                                         (unaudited)
----------------------------------------------------------------------
Beginning of period                                        $ 3,608
Capitalized                                                    542
Amortization                                                  (418)
                                                           -------
End of period                                              $ 3,732
----------------------------------------------------------------------

     The following table represents the remaining estimated amortization of intangible assets with determinable lives as of June 30, 2004 (in thousands):

            For the year ended March 31,
-----------------------------------------------------------------
                      2005                                 $1,384
                      2006                                  1,349
                      2007                                    857
                      2008                                    142
-----------------------------------------------------------------
Total                                                      $3,732
-----------------------------------------------------------------

5.   Income Taxes

The provision for income taxes for the three month periods ended June 30, 2004 and 2003 differ from the expected combined statutory rates primarily due to the estimated impact of varying state income tax rates, as well as estimated research and development tax credits for each of the corresponding periods. The Company has available a balance of approximately $525,000 of research and development credits which may be recognized as a whole or in part, once the amount of the credit has been cleared by the tax authorities, or once the statute of limitations related to the corresponding tax return has passed. The available balance of research and development credits account for approximately 50% of the aggregate federal tax credits accumulated through June 30, 2004.

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

                                                           ---------------------
(in thousands, except per share amounts)                    Three Months Ended
                                                                 June 30,
                                                           ---------------------
                                                            2004        2003
--------------------------------------------------------------------------------
Net income                                                 $3,382      $2,277
Basic net income per common share:
  Weighted average of common shares outstanding             6,333       6,157
                                                           ------------------
Basic net income per common share                          $ 0.53      $ 0.37
                                                           ------------------
Diluted net income per share:
  Weighted average of common shares outstanding             6,333       6,157
   Effect of potentially dilutive securities
   (options)                                                  244         309
                                                           ------------------
  Weighted average common shares outstanding- diluted       6,577       6,466
                                                           ------------------
Diluted net income per common share                        $ 0.51      $ 0.35
                                                           ------------------
--------------------------------------------------------------------------------

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

      Operating segment data for the three month periods ended June 30, 2004 and 2003 is as follows:

                                   -------------------------------------------------------------------------
(In thousands)                                     NextGen Healthcare
                                                   Information Systems       Unallocated
                                   QSI Division         Division          Corporate Expenses    Consolidated
------------------------------------------------------------------------------------------------------------
Quarter ended June 30,2004
  Revenue                             $3,982            $16,148                  $  --             $20,130
  Operating income (loss)             $1,264            $ 5,194                  $(994)            $ 5,464

Quarter ended June 30,2003
  Revenue                             $4,064            $12,242                  $  --             $16,306
  Operating income (loss)             $1,064            $ 3,359                  $(833)            $ 3,590
------------------------------------------------------------------------------------------------------------

9.   Composition of Accounts Receivable

      Included in accounts receivable are amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the consolidated balance sheet as part of the deferred revenue balance.

                                                                                        -------------------------------
(in thousands)                                                                           June 30,       March 31, 2004
                                                                                          2004
-----------------------------------------------------------------------------------------------------------------------
Accounts receivable:
Accounts receivable,  excluding undelivered maintenance and services                    $ 12,439             $ 13,131
Undelivered maintenance and services billed in advance, included in deferred
revenue                                                                                   11,889                8,498
                                                                                        -----------------------------
Gross accounts receivable                                                                 24,328               21,629
                                                                                        -----------------------------
Reserve for bad debts                                                                     (1,315)              (1,293)
                                                                                        -----------------------------
Net accounts receivable                                                                 $ 23,013             $ 20,336
                                                                                        -----------------------------
-----------------------------------------------------------------------------------------------------------------------

10.  Concentration of Credit Risk

      The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2004. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Except for the historical information contained herein, the matter discussed in this quarterly report may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals, and interested persons are urged to review the risks described in Risk Factors" as set forth herein, as well as in our other public disclosures and filings with the Securities and Exchange Commission.

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

      Goodwill Impairment. Our long-lived assets include goodwill of $1.8 million as of June 30, 2004 and 2003, respectively. We adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") effective April 1, 2001. The statement applies to the amortization of goodwill and other intangible assets. We ceased amortizing amounts related to goodwill beginning April 1, 2001. The balance of goodwill is related to our NextGen Division. Under SFAS 142, we are required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. We have compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2004 (the date of our last annual impairment test) was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

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

      Research and Development Tax Credits. During the year ended March 31, 2003, we filed amended federal and state tax returns for the fiscal years ended March 31, 1998 through 2001, to take advantage of tax credits related to our research and development activities. In addition, we claimed research and development credit on its tax returns for the years ended March 31, 2004, 2003 and 2002. Management has recorded a cumulative tax benefit through the quarter ended June 30, 2004 which accounts for approximately 50% of the aggregate federal tax credits accumulated through June 30, 2004 due to the uncertainly concerning the ultimate amount to be credited. Management's election to not recognize all of the tax credits claimed represents a significant estimate which affects the effective income tax rate for the Company in the three month periods ending June 30, 2004 and 2003.. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax codes. While the Company we have received all of federal refunds claimed, none of the credits have been audited by the Internal Revenue Service. Credits claimed for state income tax purposes are in the process of being audited. However, no final conclusions have been received by us as of August 1, 2004.

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

      The QSI Division, co-located with out Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize the division's UNIX(1) based medical practice management software product.

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

      The QSI Division's practice management software suite utilizes a UNIX operating system. Its Clinical Product Suite (CPS) utilizes a Windows NT(2) operating system and can be fully integrated with the practice management software from each division. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera

--------
(1)   UNIX is a registered trademark of the AT&T Corporation.

(2) Microsoft Windows, Windows NT, Windows 95, Windows 98, Windows XP, and Windows 2000 are registered trademarks of the Microsoft Corporation.

images as part of the electronic patient record. The Division develops, markets, and manages our EDI/connectivity applications. The QSInet Application Service Provider (ASP/Internet) offering is also developed and marketed by the Division.

      Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(3) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGenemr), Enterprise Practice Management (NextGenepm), Enterprise Appointment Scheduling (NextGeneas), Enterprise Master Patient Index (NextGenepi), NextGen Image Control System (NextGenics), Managed Care Server (NextGenmcs), Electronic Data Interchange, System Interfaces, Internet Operability (NextGenweb), a Patient-centric and Provider-centric Web Portal Solution (NextMD(4).com), and a handheld product (NextGenpda). NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

      We continue to pursue product enhancement initiatives within each division. The majority of such expenditures are currently targeted for the NextGen Division product line and client base.

      Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 80% of our revenue for the first quarter of fiscal 2005 compared to 75% in the first quarter of fiscal 2004. The QSI Division accounted for 20% and 25% of revenue in the first quarter of fiscal 2005 and 2004, respectively. The NextGen Division's year over year revenue grew at 32% and 52% in first quarter of fiscal 2005 and 2004, respectively, while the QSI Division's year over year revenue declined by 2% and 4% in the first quarter of fiscal 2005 and 2004 respectively.

      In addition to the aforementioned software solutions which we offer through our two divisions, each division offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

      We currently have a base of approximately 900 clients, with each client generally including between one and 500 physicians or dentists.

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

      Our inability to make initial sales of our systems to newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems

--------
(3) NextGen is a registered trademark of NextGen Healtcare Information Systems, Inc

(4)   NextMD is a registered trademark of NextGen Healtcare Information Systems,
      Inc
could have a material adverse effect on our business, results of operations and financial condition. If new systems sales do not materialize, our near term and longer term revenue will be negatively affected.

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

      Results of Operations

      The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in our Consolidated Statements of Income.

                                                 ---------------------------
(unaudited)                                      Three Months Ended June 30,
                                                      2004         2003
----------------------------------------------------------------------------
Net Revenues:
  Sales of computer systems, upgrades and supplies    55.1%        58.1%
  Maintenance and other services                      44.9         41.9
                                                     ------------------
                                                     100.0        100.0

Cost of Products and Services                         40.2         40.5
                                                     ------------------

Gross Profit                                          59.8         59.5
Selling, General and Administrative Expenses          24.6         29.1
Research and Development Costs                         8.0          8.4
                                                     ------------------

Income from Operations                                27.2         22.0
Investment Income                                      0.6          0.6
                                                     ------------------

Income before Provision for Income Taxes              27.8         22.6
Provision for Income Taxes                            11.0          8.6
                                                     ------------------
Net Income                                            16.8%        14.0%
                                                     ------------------
----------------------------------------------------------------------------

      For the Quarter Ended June 30, 2004 versus 2003

      For the quarter ended June 30, 2004, our net income was $3,382,000 or $
0.53 per share on a basic and $ 0.51 per share on a fully diluted basis. In comparison, we earned $2,277,000 or $.37 per share on a basic and $0.35 on a fully diluted basis in the quarter ended June 30, 2003. The increase in net income for the quarter ended June 30, 2004, was achieved through the following:

      o     a 23% increase in revenue; and

      o Selling, general and administrative and research and development expenses which grew at 4% and 18% respectively; slower than the overall revenue growth rate.

      Net Revenue. Net revenue for the quarter ended June 30, 2004 increased 23% to $20.1 million from $16.3 million for the year ended June 30, 2003. NextGen Division net revenue increased 32% from approximately $12.2 million to approximately $16.1 million in the period, while QSI Division net revenue declined by 2% during the period from approximately $4.1 million to approximately $ 4.0 million.

      We report revenue in two categories, "Computer systems, upgrades, and supplies" and "Maintenance and other". Revenue in the computer systems, upgrades, and supplies category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company's software systems. The majority of the revenue in the Computer systems, upgrades, and supplies category is related to the sale of software systems. Revenue in the maintenance and other category includes maintenance, EDI, and other revenue. Maintenance and EDI revenue are the principal sources of revenue in this category.

      Computer systems, upgrades and supplies. Company-wide sales of computer systems, upgrades and supplies increased 17% to $11.1 million from $9.5 million.

      Our increase in revenue from sales of computer systems, upgrades and supplies for the Company was principally the result of a 18% increase in such revenue at out NextGen Division whose sales in this category grew from $9.0 million to $10.6 million. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as related implementation services and hardware and third party software.

      Category revenue in the QSI Division was unchanged at approximately $0.5 million.

      Maintenance and Other. Company-wide revenue from maintenance and other services grew 32% to $ 9.0 million from $6.8 million. The increase in this category resulted principally from an increase in maintenance and EDI revenue from the NextGen Division's client base. Total NextGen Division maintenance revenue for the quarter ended June 30, 2004 grew 72% to $3,755,000 from $2,183,000 in the year ago period, while EDI revenue grew 78% to $1,060,000 compared to $596,000 during the same period. QSI Division maintenance revenue declined 3% from $1,938,000 to $1,884,000 in the same period while QSI Divisional EDI revenue declined by approximately 9% from $1,342,000 to $1,228,000.

      The following table details revenue by category for the three month periods ended June 30, 2004 and 2003:

                                     -------------------------------------------------------------------------------
                                      Quarter Ended June 30, 2004                  Quarter Ended June 30, 2003
    (in thousands)                   -------------------------------------------------------------------------------
                                      QSI         NextGen    Consolidated      QSI         NextGen     Consolidated
--------------------------------------------------------------------------------------------------------------------
Computer Systems, upgrades &
supplies                             $  520       $10,564       $11,084       $  504       $ 8,970       $ 9,474
                                     ===========================================================================
Maintenance                           1,884         3,755         5,639        1,938         2,183         4,121
                                     ---------------------------------------------------------------------------
EDI                                   1,228         1,060         2,288        1,342           596         1,938
                                     ---------------------------------------------------------------------------
Other                                   349           770         1,119          280           493           773
                                     ===========================================================================
Total Maintenance & Other
                                      3,461         5,585        9,046         3,560         3,272         6,832
Total Revenue                        $3,981       $16,149       $20,130       $4,064       $12,242       $16,306
--------------------------------------------------------------------------------------------------------------------

      Cost of Products and Services. Cost of products and services for the quarter ended June 30, 2004 increased 23% to $ 8.1 million from $6.6 million for the quarter ended June 30, 2004, while the cost of products and services as a percentage of net revenue decreased to 40.2% from 40.5% during the same period a year ago. Our consolidated gross margins are impacted by the level of hardware content included in system sales, the percentage of EDI revenue in our overall sales mix, and certain headcount expenses directly related to the cost of delivering our products and services. Consolidated gross margin percentages were also impacted by the higher margin revenues of the NextGen Division which increased it's share of our total revenue to 80% from 75% in the prior year quarter.

      Gross margins at the NextGen Division for the quarter ended June 30, 2004 declined to 61.9% from 63.2% in the prior year quarter primarily due to an increase in the relative level of applicable headcount expense associated with delivering our products and services. The QSI

Division's gross margin improved to 51.0% in the quarter ended June 30, 2004 from 48.3% in the same period last year due to a proportionately lower hardware and third party software content included in revenue.

The following table details revenue and cost of products and services on a consolidated and divisional basis for the three month periods ended June 30, 2004 and 2003:

                                                      ----------------------------------------------
(in thousands)                                               Quarter Ended June 30,
                                                      ----------------------------------------------
                                                       2004            %        2003           %
====================================================================================================
Consolidated
                                                      ---------------------------------------------
Net Revenue                                           $20,130        100.0%    $16,306        100.0%
                                                      ---------------------------------------------
Cost of Product & Services                              8,101         40.2%      6,610         40.5%
                                                      ---------------------------------------------
Gross Margin                                           12,029         59.8%      9,696         59.5%
                                                      =============================================
NextGen Division
                                                      ---------------------------------------------
Net Revenue                                           $16,148        100.0%    $12,242        100.0%
                                                      ---------------------------------------------
Cost of Product & Services                              6,151         38.1%      4,507         36.8%
                                                      ---------------------------------------------
Gross Margin                                            9,997         61.9%      7,735         63.2%
                                                      =============================================
QSI  Division
                                                      ---------------------------------------------
Net Revenue                                           $ 3,982        100.0%    $ 4,064        100.0%
                                                      ---------------------------------------------
Cost of Product & Services                              1,950         49.0%      2,103         51.7%
                                                      =============================================
Gross Margin                                          $ 2,032         51.0%    $ 1,961         48.3%
---------------------------------------------------------------------------------------------------

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2004 increased 4% to $4.9 million as compared to $4.7 million for the quarter ended June 30, 2003. The increase in the amount of such expenses resulted primarily from increases of $0.2 million in general, unallocated corporate expenses. Selling, general and administrative expenses as a percentage of revenue declined from 29.1% in the quarter ended June 30, 2003 to 24.6% in the quarter ended June 30, 2004 due to minimal growth in consolidated non-corporate selling, general and administrative expenses compared to the prior year. Total selling, general and administrative expenses in the NextGen Division increased by approximately $0.2 million dollars compared to the prior year, this was mostly offset by $0.2 million dollar decrease in the same type of expenses at the QSI Division.

      Research and Development Costs. Research and development costs for the quarter ended June 30, 2004 and 2003 were $1.6 million and $1.4 million, respectively. The increase in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 8.0% from 8.4% due in part, to the fact that revenue growth exceeded the increase in research and development spending. Research and development expenses are expected to continue at or above current levels.

      Investment Income. Investment income for the quarter ended June 30, 2004 increased 20% to approximately $120,000 compared with $100,000 in the quarter ended June 30, 2003. Investment income in the quarter ended June 30, 2004 increased primarily due to the effect of an increase in average funds available for investment during the quarter ended June 30, 2004, offset by a drop in short term interest rates versus the prior year quarter.

      Provision for Income Taxes. The provision for income taxes for the quarter ended June 30, 2004 was approximately $2.2 million as compared to approximately $1.4 million for the year ago period. The effective tax rates for the quarter ended June 30, 2004 and 2003 were 39.4% and 38.3%, respectively. The provision for income taxes for the quarters ended June 30, 2004 and 2003 differ from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of research and development tax credits. The effective rate for the quarter ended June 30, 2004 increased from the prior year primarily due to a relatively smaller impact of research and development tax credits as well as slightly higher effective federal income tax rates.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the three months ended June 30, 2004 and 2003:

                                                                    ----------------------
($ in thousands)                                                    Quarter Ended June 30,
(unaudited)                                                           2004         2003
------------------------------------------------------------------------------------------
Cash and cash equivalents                                           $54,941      $38,976
                                                                    --------------------
Net increase in cash and cash equivalents during the
quarter                                                             $ 3,546      $ 2,533
                                                                    --------------------
Net income during the quarter                                       $ 3,382      $ 2,277
                                                                    --------------------
Net cash provided by operations during the quarter                  $ 4,247      $ 3,240
                                                                    --------------------
Number of days of sales outstanding at start of quarter                  99          106
                                                                    --------------------
Number of days of sales outstanding at end of quarter                   104          107
------------------------------------------------------------------------------------------

      The Company's principal source of cash was cash provided by operations. The number of days sales outstanding at the end of the quarter increased by five days compared to the beginning of the quarter primarily due to an increase in the volume of services sold by the NextGen Division which had not yet been rendered resulting in an increase in both accounts receivable and deferred revenue. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the quarter ended June 30, 2004, the Company anticipates being able to continue to generate cash from operations primarily from the net income of the Company.

      Cash and cash equivalents increased $3,546,000 between March 31, 2004 and June 30, 2004 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $2.5 million during the three months ended June 30, 2003, also primarily as a result of cash generated by operating activities.

      Net cash used in investing activities for the three months ended June 30, 2004 and 2003 was $1.0 and $0.8 million respectively. Net cash used in investing activities for the three months ended June 30, 2004 and 2003 consisted of additions to equipment and improvements and capitalized software.

      At June 30, 2004, we had cash and cash equivalents of $54.9 million. We intend to expend funds for the development of products complementary to its existing product line as well as new versions of certain of its products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

      Management believes that its cash and cash equivalents on hand at June 30, 2004, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2005. The following table summarizes our significant contractual obligations at June 30, 2004, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

----------------------------------------------------------------------------------------------------------------------
Contractual Obligations                          Total      Less than a     1-3 years      3-5 years       Beyond 5
                                                                year                                        years
----------------------------------------------------------------------------------------------------------------------
Non-concealable lease obligations                3,594         1,092          1,331          1,120            51
----------------------------------------------------------------------------------------------------------------------

Item 3. Qualitative and Quantitative Disclosures About Market Risk

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

Item 4. Disclosure Controls and Procedures

      The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, which was conducted within 90 days of the date on which this quarterly report was filed with the Securities and Exchange Commission, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by use in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding whether or not disclosure is required.

      During the quarter ended June 30, 2004, the following changes have occurred in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting occurred. We began a process of implementing new software which will automate certain processes surrounding the recognition and the deferral of revenue related to our software sales arrangements with multiple elements. These processes include computing the amount of deferred revenue related to undelivered elements at the time a new sales arrangement is recorded and then subsequently recognizing the applicable portion of revenue as the elements are delivered to customers or are earned. These processes have historically been, and are currently being performed manually. During the quarter ended June 30, 2004 we used both the existing manual process as well as the new software to perform in a parallel manner the processes described above which related to revenue recognition of our software sales arrangements with multiple elements. As of June 30, 2004 (i) we had not developed sufficient controls over our new software in order to rely on the new automated processes and instead, relied on our existing manual process for the June 30, 2004 quarter financial statements and (ii) we had also not completed our evaluation over our internal controls related to this new software. We have hired a third party accounting firm to assist in the process of evaluating and documenting our internal controls structure. Our goal is for this process to be completed by the end of the September 30, 2004 quarter.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

On May 27, 2004, we filed a Report on Form 8-K with the SEC concerning the Company's financial performance for the period ended March 31, 2004. A copy of our press release announcing the results and certain other information was attached to the Report on Form 8-K.

On June 3, 2004, we filed a Report on Form 8-K with the SEC concerning a transcript of the conference call with management covering the financial performance for the period ended March 31, 2004. A copy of a transcript of the conference call was attached to the report on Form 8-K.

On June 17, 2004, we filed a Report on Form 8-K with the SEC concerning a letter dated June 11,2004 from Dale Hanson, a member of our Board of Directors, informing us that Mr. Hanson has chosen not to stand for re-election at our 2004 Annual Shareholders' Meeting

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            QUALITY SYSTEMS, INC.


Date:  August 5, 2004                       By: /s/ Louis Silverman
                                               ---------------------------------
                                                    Louis Silverman
                                                    Chief Executive Officer


Date:  August 5, 2004                       By: /s/ Paul Holt
                                               ------------------------
                                                    Paul Holt
                                                    Chief Financial Officer;
                                                    Principal Accounting Officer