Form 10-Q
period 2004-09-30
QUALITY SYSTEMS INC
filed 2004-11-09
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,451,366 shares of Common Stock, $.01 par value, as of November 5, 2004.

================================================================================

                   PART I - CONSOLIDATED FINANICAL INFORMATION

Item 1. Financial Statements

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  ---------------------------
(in thousands, except per share amounts)                          September 30,     March 31,
                                                                       2004            2004
                                                                   (unaudited)
---------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $  59,522       $  51,395
   Accounts receivable, net                                            25,198          20,336
   Inventories, net                                                     1,058             725
   Deferred tax assets                                                  2,979           2,979
   Other current assets                                                 1,595           1,437
                                                                    -------------------------
     Total current assets                                              90,352          76,872

Equipment and improvements, net                                         2,302           2,012
Capitalized software costs, net                                         3,707           3,608
Deferred tax assets                                                     1,104           1,104
Goodwill                                                                1,840           1,840
Other assets                                                            1,282           1,242
                                                                    -------------------------
     Total assets                                                   $ 100,587       $  86,678
                                                                    =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   2,068       $   1,655
   Deferred revenue                                                    20,933          17,263
   Accrued compensation & benefits                                      2,594           2,985
   Income taxes payable                                                 1,363             273
   Other current liabilities                                            4,519           3,497
                                                                    -------------------------
         Total liabilities                                             31,477          25,673
                                                                    -------------------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $0.01 par value, 20,000 shares authorized,
   6,431 and 6,325 shares issued and outstanding, respectively             64              63
   Additional paid-in capital                                          40,527          39,735
   Retained Earnings                                                   29,847          22,750
   Deferred compensation                                               (1,328)         (1,543)
                                                                    -------------------------
     Total shareholders' equity                                        69,110          61,005
                                                                    -------------------------
     Total liabilities and shareholders' equity                     $ 100,587       $  86,678
                                                                    =========================

---------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  ------------------------------------------------------
(in thousands, except per share amounts)             Three Months Ended             Six Months Ended
                                                        September 30,                 September 30,
--------------------------------------------------------------------------------------------------------
                                                     2004          2003            2004           2003
                                                  ------------------------------------------------------
Net revenues:
   Software, hardware and supplies                $   9,307      $   8,244      $  18,110      $  16,063
   Implementation and training services               2,300          1,782          4,566          3,437
                                                  ------------------------------------------------------
Systems sales                                        11,607         10,026         22,676         19,500

Maintenance and other services                        9,610          7,616         18,671         14,448
                                                  ------------------------------------------------------

Total revenue                                        21,217         17,642         41,347         33,948

Cost of revenue:
   Software, hardware and supplies                    1,692          2,603          4,044          4,575
   Implementation and training services               1,579          1,284          2,971          2,538
                                                  ------------------------------------------------------
Total Cost of system sales                            3,271          3,887          7,015          7,113

Cost of maintenance and other services                4,666          3,605          9,023          6,989

                                                  ------------------------------------------------------
Total cost of revenue                                 7,937          7,492         16,039         14,102

Gross profit                                         13,280         10,150         25,309         19,846

Selling, general and administrative expenses          5,414          4,768         10,367          9,508
Research and development costs                        1,818          1,502          3,430          2,868
                                                  ------------------------------------------------------
Income from operations                                6,048          3,880         11,512          7,470
Investment income                                       170             89            290            189
                                                  ------------------------------------------------------
Income before provision for income taxes              6,218          3,969         11,802          7,659
Provision for income taxes                            2,503          1,561          4,705          2,974
                                                  ------------------------------------------------------
Net income                                            3,715      $   2,408      $   7,097      $   4,685
                                                  ======================================================

Net income per share, basic                       $    0.58      $    0.39      $    1.12      $    0.76
                                                  ------------------------------------------------------
Net income per share, diluted                     $    0.56      $    0.37      $    1.08      $    0.72
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            ------------------------------
(in thousands)                                              Six Months Ended September 30,
                                                              2004               2003
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                   $  7,097            $  4,685
   Adjustments to reconcile net income to net
   cash provided by operating activities:
         Depreciation                                             466                 432
         Amortization of capitalized software costs               932                 722
         Provision for bad debts                                  295                 172
         Non-Cash compensation from stock option grants           215                  --
    Changes in:
          Accounts receivable                                  (5,157)             (3,851)
          Inventories                                            (333)               (317)
          Other assets                                           (198)                116
          Accounts payable                                        413                (735)
          Deferred  revenue                                     3,670               3,394
          Accrued compensation & benefits                        (391)                106
          Income taxes payable                                  1,090                 (28)
          Other current liabilities                             1,022                 929
                                                             ----------------------------

Net Cash Provided By Operating Activities                       9,121               5,625
                                                             ----------------------------

                                                             ----------------------------
Cash Flows From Investing
Activities:
   Additions to equipment and improvements                       (756)               (452)
   Additions to capitalized software costs                     (1,031)             (1,231)
                                                             ----------------------------

Net Cash Used In Investing Activities                          (1,787)             (1,683)
                                                             ----------------------------

Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                        793                 188
                                                             ----------------------------

Net Cash Provided by Financing Activities                         793                 188
                                                             ----------------------------

Net Increase in Cash and Cash Equivalents                       8,127               4,130
                                                             ----------------------------
Cash and Cash Equivalents, beginning of period                 51,395            $ 36,443
                                                             ----------------------------

Cash and Cash Equivalents, end of period                     $ 59,522            $ 40,573
                                                             ----------------------------

-----------------------------------------------------------------------------------------

Supplemental Information - During the six months ended September 30, 2004 and 2003, the Company made income tax payments, net of refunds received, of $3,741,000 and $3,014,000 respectively.

See notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2004 and for the three and six months ended September 30, 2004 and 2003, have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report for the fiscal year ended March 31, 2004. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company amounts and transactions have been eliminated.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Revenue Recognition. The Company currently recognizes revenue pursuant to Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition". The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers ("VARs"). The Company also generates revenue from sales of hardware and third party software, and implementation, training, software customization, Electronic Data Interchange
(EDI), post-contract support ("maintenance") and other services performed for customers who license its products.

A typical system contract contains multiple elements of the above items. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence ("VSOE"). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately (using a rolling average of stand alone transactions) or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter.

When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements' fair value relative to the total contract fair value.

When evidence of fair value exists for the undelivered elements only, the residual method, provided for under SOP 98-9, is used. Under the residual method, the Company defers revenue related to the undelivered elements in a system sale based on VSOE of fair value of each of the undelivered elements, and allocates the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. Undelivered elements of a system sale may include implementation and training services, hardware and third party software, maintenance, future purchase discounts, or other services. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.

The Company bills for the entire contract amount upon contract execution. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates.

Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. Revenue from implementation and training services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period.

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Pursuant to SOP 81-1, the Company uses the percentage of completion method provided all of the following conditions exist:

      o contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement;

      o the customer can be expected to satisfy its obligations under the contract;

      o     the Company can be expected to perform it's contractual obligations;
            and

      o     reliable estimates of progress towards completion can be made.

The Company measures completion using labor input hours. Costs of providing services, including services accounted for in accordance with SOP 81-1, are expensed as incurred.

If a situation occurs in which a contract is so short term that the financial statements would not vary materially from using the percentage-of-completion method or in which the Company is unable to make reliable estimates of progress of completion of the contract, the completed contract method is utilized.

From time to time, the Company offers future purchase discounts on our products and services as part of it's sales arrangements. Discounts which are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, which are incremental to the range of discounts typically given in comparable transactions, and which are significant, are treated as an additional element of the contract to be deferred. Amounts deferred related to future purchase options are not recognized until either the customer exercises the discount offer or the offer expires.

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

Accounts Receivable. The Company provides credit terms typically ranging from thirty days to less than twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs credit evaluations of its customers and maintains reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management's estimate of the probability of collection for certain troubled accounts. General reserves are established based on the Company's historical experience of bad debt expense and the aging of the Company's accounts receivable balances net of deferred revenues and specifically reserved accounts. Accounts are written off as uncollectible only after the Company has expended extensive collection efforts.

Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the period. Undelivered maintenance and services are included on the balance sheet in deferred revenue.

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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are amortized on a straight line basis over the estimated economic life of the related product, which is generally three years. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Stock-Based Compensation. The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" that supercedes Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied to employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the quarters ended September 30, 2004 and 2003 is presented immediately below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The Company's fair value calculations for options granted in the six month period ended September 30, 2004 were made using the Black-Scholes option pricing model with the following assumptions: expected life - four years; stock volatility - 50%, risk free interest rate of 3.0% ; and, no dividends during the expected term.

The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:

                                                                   --------------------------------------------------------
                                                                         Quarter Ended                Six Months Ended
(in thousands except for per share amounts)                              September 30,                  September 30,
                                                                   --------------------------------------------------------
                                                                     2004             2003            2004           2003
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                         $   3,715       $   2,408       $   7,097      $   4,685
                                                                   --------------------------------------------------------
Proforma Option Compensation Cost (Net of Taxes)                        (156)            (51)           (235)          (102)
                                                                   --------------------------------------------------------
Proforma Net Income                                                $   3,559       $   2,357       $   6,862      $   4,583
                                                                   ========================================================
Reported Basic Net Income Per Share                                $    0.58       $    0.39       $    1.12      $    0.76
                                                                   --------------------------------------------------------
Proforma Net Income Per Share                                      $    0.56       $    0.38       $    1.08      $    0.74
                                                                   --------------------------------------------------------
Reported Diluted Net Income Per Share                              $    0.56       $    0.37       $    1.08      $    0.72
                                                                   --------------------------------------------------------
Proforma Diluted Net Income Per Share                              $    0.54       $    0.36       $    1.04      $    0.71
---------------------------------------------------------------------------------------------------------------------------

      On October 29, 2003, the Board of Directors granted 60,000 options to selected employees at an exercise price of $15.46 per share. The options vest in four equal annual installments beginning October 29, 2004 and expire on October 29, 2008. Based on the closing share price of the Company's stock on October 29, 2003 ($44.16 per share), this option grant will result in compensation expense of up to $1,722,000 (assuming all employees granted options continue their employment at the Company throughout the entire four year vesting period) to be amortized evenly over the next four years. During the six month period ended September 30, 2004, the Company recognized compensation expense of $215,000 related to these options.

      On June 10, 2004, the Board of Directors granted 150,000 options to selected employees at an exercise price equal to the market price of the Company's common stock on the date of the grant ($46.67 per share). The options vest in four equal annual installments beginning June 10, 2005 and expire on June 10, 2009. No compensation expense has been recorded for these options.

      On September 3, 2004, the Board of Directors granted 15,000 options to selected employees at an exercise price equal to the market price of the Company's common stock on the date of the grant ($47.42 per share). The options vest in four equal annual installments beginning September 3, 2005 and expire on September 3, 2009. No compensation expense has been recorded for these options.

      On September 21, 2004, the Board of Directors granted 17,500 options to Directors (2,500 for each Director) at an exercise price equal to the market price of the Company's common stock on the date of the grant ($51.00 per share). The options fully vest on March 21, 2005 and expire on September 21, 2009. No compensation expense has been recorded for these options.

3. Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supercedes portions of SAB 101. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21. While the wording of SAB 104 changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB No. 104 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

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

4. Intangible Assets - Capitalized Software Development Costs

In accordance with FASB 142, the Company does not amortize goodwill. The balance of goodwill is related to the Company's NextGen Healthcare Information Systems Division (NextGen), which was acquired by virtue of two acquisitions in May of 1996 and 1997, respectively. In accordance with FASB 142, the Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2004 (the annual assessment date) was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

      The Company had the following amounts related to intangible assets:


                                                           ----------------------------------------
      (in thousands)                                         Six Months Ended     Fiscal Year Ended
                                                           September 30, 2004       March 31, 2004
                                                                (unaudited)
      ---------------------------------------------------------------------------------------------
      Capitalized software development (3 yrs)
                                                           ----------------------------------------
      Gross Carrying Amount                                      $ 11,641             $ 10,610
                                                           ----------------------------------------
      Accumulated Amortization                                     (7,934)              (7,002)
                                                           ----------------------------------------
      Net Capitalized Software development                       $  3,707             $  3,608
                                                           ========================================

      Aggregate amortization expense during the
      period ended:                                              $    932             $  1,490
                                                           ----------------------------------------
      ---------------------------------------------------------------------------------------------

      Information related to net capitalized software costs for the six month period ended September 30, 2004 is as follows:

                                                             ------------------
            (in thousands)                                   September 30, 2004
                                                                 (unaudited)
            -------------------------------------------------------------------
            Beginning of period                                    $ 3,608
            Capitalized                                              1,031
            Amortization                                              (932)
                                                             ------------------
            End of period                                          $ 3,707
            -------------------------------------------------------------------

      The following table represents the remaining estimated amortization of intangible assets with determinable lives as of September 30, 2004:

        -------------------------------------------------------------

        (in thousands)       For the year
                           ended March 31,
        -------------------------------------------------------------
                                 2005                      $    1,345
                                 2006                           1,571
                                 2007                             709
                                 2008                              82
        -------------------------------------------------------------
        Total                                              $    3,707
        -------------------------------------------------------------

5. Income Taxes

The provision for income taxes for the six month periods ended September 30, 2004 and 2003 differ from the expected combined statutory rates primarily due to the estimated impact of varying state income tax rates, as well as estimated research and development tax credits for each of the corresponding periods. The Company has available a balance of approximately $502,000 of research and development credits which may be recognized as a whole or in part, once the amount of the credit has been cleared by the tax authorities, or once the statute of limitations related to the corresponding tax return has expired. The Company has received refunds covering $417,000 of the available credits as of September 30, 2004. The unrecognized research and development credits account for approximately 50% of the aggregate federal tax credits accumulated from April 1, 1999 through September 30, 2004.

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

                                                           --------------------------------------------------
(in thousands, except per share amounts)                     Three Months Ended           Six Month Ended
                                                                September 30,               September 30
                                                           --------------------------------------------------
                                                              2004         2003          2004          2003
-------------------------------------------------------------------------------------------------------------
Net income                                                 $  3,715      $  2,408      $  7,097      $  4,685

Basic net income per common share:
  Weighted average of common shares outstanding               6,390         6,167         6,361         6,162
                                                           --------------------------------------------------
Basic net income per common share                          $   0.58      $   0.39      $   1.12      $   0.76
                                                           --------------------------------------------------

                                                           --------------------------------------------------
Diluted net income per share:
  Weighted average of common shares outstanding               6,390         6,167         6,361         6,162
  Effect of potentially dilutive securities (options)           208           324           219           317
                                                           --------------------------------------------------
  Weighted average common shares outstanding-diluted          6,598         6,491         6,580         6,479
                                                           --------------------------------------------------
Diluted net income per common share                        $   0.56      $   0.37      $   1.08      $   0.72
                                                           --------------------------------------------------
-------------------------------------------------------------------------------------------------------------

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

      Operating segment data for the three and six month periods ended September 30, 2004 and 2003 is as follows:

                                         -----------------------------------------------------------------------

                                                            NextGen Healthcare      Unallocated
                                                            Information Systems      Corporate
(in thousands)                           QSI Division           Division              Expenses      Consolidated
----------------------------------------------------------------------------------------------------------------
Six Months Ended
September 30, 2004
  Revenue                                  $   7,936             $  33,411                  --         $  41,347
  Operating income (loss)                  $   2,399             $  11,259           $  (2,146)        $  11,512

Six Months Ended
September 30, 2003
  Revenue                                  $   8,254             $  25,694                  --         $  33,948
  Operating income (loss)                  $   2,350             $   7,206           $  (2,086)        $   7,470

----------------------------------------------------------------------------------------------------------------

Three Months Ended
September 30, 2004
  Revenue                                  $   3,955             $  17,262                  --         $  21,217
  Operating Income (Loss)                  $   1,137             $   6,064           $  (1,153)        $   6,048

Three Months Ended
September 30, 2003
  Revenue                                  $   4,190             $  13,452                  --         $  17,642
  Operating Income (Loss)                  $   1,286             $   3,847           $  (1,253)        $   3,880

----------------------------------------------------------------------------------------------------------------

8. Composition of Accounts Receivable

      Included in accounts receivable are amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the consolidated balance sheet as part of the deferred revenue balance.

                                                                          --------------------------------------
(in thousands)                                                            September 30, 2004     March 31, 2004
                                                                              (unaudited)
----------------------------------------------------------------------------------------------------------------
Accounts receivable:
Accounts receivable,  excluding undelivered maintenance and services           $   14,652          $   13,131
Undelivered maintenance and services billed in advance, included in
deferred revenue                                                                   12,019               8,498
                                                                               ---------------------------------
Gross accounts receivable                                                          26,671              21,629
                                                                               ---------------------------------
Reserve for bad debts                                                              (1,473)             (1,293)
                                                                               ---------------------------------
Net accounts receivable                                                        $   25,198          $   20,336
                                                                               ---------------------------------

----------------------------------------------------------------------------------------------------------------

9. Concentration of Credit Risk

      The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2004. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

10. Commitments and Guarantees

      Software license agreements in both our QSI and NextGen Divisions include a performance guarantee that our software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, we have not incurred any significant costs associated with these warranties and do not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties.

      We have historically offered short-term rights of return of less than 20 days in certain of our sales arrangements. Based on our historical experience with similar types of sales transactions bearing these short-term rights of return, we have not recorded any accrual for returns in our financial statements.

      Our standard sales agreements in the NextGen Division contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, any copyright or other intellectual property infringement claim by any third party with respect to our software. The QSI Division arrangements occasionally utilize this type of language as well. As we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification agreements, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these indemnification obligations.

      From time to time, we offer future purchase discounts on our products and services as part of our sales arrangements. Discounts which are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, which are incremental to the range of discounts typically given in comparable transactions, and which are significant are treated as an additional element of the contract to be deferred. Amounts deferred related to future purchase options are not recognized until either the customer exercises the discount offer or the offer expires.

      The Company has entered into marketing assistance agreements with existing users of the Company's products which provide the opportunity for those users to earn commissions if and only if they host specific site visits upon our request for prospective customers which directly result in a purchase of our software by the visiting prospects. Amounts earned by existing users under this program are treated as a selling expense in the period in which commissionable software has been recognized as revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Except for the historical information contained herein, the matters discussed in this quarterly report may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals, and interested persons are urged to review the risks described in "Risk Factors" as set forth herein, as well as in our other public disclosures and filings with the Securities and Exchange Commission.

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

      We believe revenue recognition, the allowance for doubtful accounts, and goodwill impairment are among the most critical accounting policies that impact our consolidated financial statements. We believe that our significant accounting policies, as described in Note 2 of our Consolidated Financial Statements, "Summary of Significant Accounting Policies", should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Revenue Recognition. We currently recognize revenue pursuant to Statement of Position ("SOP") 97-2, Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-9 "Modification of SOP 97-2, "Software Revenue Recognition". We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers (VARs). We also generate revenue from sales of hardware and third party software, and implementation, training, software customization, EDI, post-contract support ("maintenance") and other services performed for customers who license our products.

      A typical system contract contains multiple elements of the above items. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence ("VSOE"). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately (using a rolling average of stand alone transactions) or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter.

      When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements' fair value relative to the total contract fair value.

      When evidence of fair value exists for the undelivered elements only, the residual method, provided for under SOP 98-9, is used. Under the residual method, the Company defers revenue related to the undelivered elements in a system sale based on VSOE of fair value of each of the undelivered elements, and allocates the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. Undelivered elements of a system sale may include implementation and training services, hardware and third party software, maintenance, future purchase discounts, or other services. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.

      We bill for the entire contract amount upon contract execution. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates.

      Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. Revenue from implementation and training services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period.

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".

Pursuant to SOP 81-1, the Company uses the percentage of completion method provided all of the following conditions exist:

      o contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement;

      o the customer can be expected to satisfy its obligations under the contract.;

      o     the Company can be expected to perform it's contractual obligations;
            and

      o     reliable estimates of progress towards completion can be made.

We measure completion using labor input hours. Costs of providing services, including services accounted for in accordance with SOP 81-1, are expensed as incurred.

If a situation occurs in which a contract is so short term that the financial statements would not vary materially from using the percentage-of-completion method or in which we are unable to make reliable estimates of progress of completion of the contract, the completed contract method is utilized.

From time to time, we offer future purchase discounts on our products and services as part of our sales arrangements. Pursuant to AICPA TPA 5100.51, discounts which are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, which are incremental to the range of discounts typically given in comparable transactions, and which are significant, are treated as an additional element of the contract to be deferred. Amounts deferred related to future purchase options are not recognized until either the customer exercises the discount offer or the offer expires.

      Valuation Allowances. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We perform credit evaluations of our customers and maintain reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management's estimate of the probability of collection for certain troubled accounts. General reserves are established based on our historical experience of bad debt expense and the aging of our accounts receivable balances net of deferred revenue and specifically reserved accounts. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

      Goodwill Impairment. Our long-lived assets include goodwill of $1.8 million as of September 30, 2004 and 2003, respectively. We adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") effective April 1, 2001. The statement applies to the amortization of goodwill and other intangible assets. We ceased amortizing amounts related to goodwill beginning April 1, 2001. The balance of goodwill is related to our NextGen Division. Under SFAS 142, we are required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. We have compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2004 (the date of our last annual impairment test) was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

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

      Research and Development Tax Credits. During the year ended March 31, 2003, we filed amended federal and certain state tax returns for the fiscal years ended March 31, 1998 through 2001, to take advantage of tax credits related to our research and development activities. In addition, we claimed research and development credit on our tax returns for the years ended March 31, 2004, 2003 and 2002. Management has recorded a cumulative tax benefit which accounts for approximately 50% of the aggregate federal tax credits accumulated through September 30, 2004 due to the uncertainly concerning the ultimate amount to be credited. Management's election to not recognize all of the tax credits claimed represents a significant estimate which affects the effective income tax rate for the Company in the six month periods ending September 30, 2004 and 2003. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax codes. While we have received all of federal refunds claimed on the amended returns for fiscal years ended March 31, 1998 through 2001, none of the credits have been audited by the Internal Revenue Service. Credits claimed for state income tax purposes are in the process of being audited. However, no final conclusions have been received by us as of November 9, 2004.

Company Overview

      Quality Systems Inc., comprised of the QSI Division ("QSI Division") and a wholly owned subsidiary, NextGen Healthcare Information Systems, Inc. ("NextGen Division") (collectively, the "Company", "we", "our", or "us") develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (PHO's) and management service organizations ("MSO's"), ambulatory care centers, community health centers, and medical and dental schools.

      The Company, a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980's, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid 1990's we made two acquisitions that accelerated our penetration of the medical market. These two acquisitions formed the basis for what is today the NextGen Division. Today, we serve the medical and dental markets through our two divisions.

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

      The QSI Division, co-located with our Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize the Division's UNIX(1) based medical practice management software product.

      The NextGen Division, with headquarters in Horsham, Pennsylvania, and a second significant location in Atlanta, Georgia, focuses principally on developing and marketing products and services for medical practices.

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

(3) NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

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

      Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 81% of our revenue for the second quarter of fiscal 2005 compared to 76% in the second quarter of fiscal 2004. The QSI Division accounted for 19% and 24% of revenue in the second quarter of fiscal 2005 and 2004, respectively. The NextGen Division's year over year revenue grew at 38% and 57% in second quarter of fiscal 2005 and 2004, respectively, while the QSI Division's year over year revenue declined by 6% and 5% in the second quarter of fiscal 2005 and 2004 respectively.

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

----------
(4) NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

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

      Our sales are dependent upon clients' initial decisions to replace or substantially modify their existing information systems, and subsequently a decision as to which products and services to purchase. These are major decisions for healthcare providers, and accordingly, the sales cycle for our systems can vary significantly and typically ranges from three to twelve months from initial contact to contract execution/shipment.

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

      We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. We currently have no commitments or agreements with respect to any acquisitions. The specific risks we may encounter in these types of transactions include but are not limited to the following:

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

      The HIPAA regulations, as adopted by the Department of Health and Human Services, established, among other things:

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

      Our per share price may be adversely effected if weaknesses in our internal controls are identified by ourselves or our independent auditors. Any weaknesses identified in our internal controls as part of the evaluation being undertaken by us and our independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and the price at which our stock trades.

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

      Results of Operations

            Overview of results

      o We have experienced significant growth in revenue as a result of revenue growth in our NextGen division. Revenue grew 22% on a consolidated basis in the six months ended September 30, 2004 versus 2003 and 34% in the six months ended September 30, 2003 versus 2002.

      o Consolidated Operating Income grew 54% in the six months ended September 30, 2004 versus 2003 and 42% in the six months ended September 30, 2003 versus 2002. This performance was driven in large part by the results in our NextGen Division.

      o We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology.

            NextGen Division

      o Our NextGen Division has experienced significant growth in revenue and operating income. Divisional revenue grew 30% in the six months ended September 30, 2004 versus 2003 and 57% in the six months ended September 30, 2003 versus 2002 while divisional operating income grew 56% in the six months end September 30, 2004 and 72% in the six months ended September 30, 2003.

      o During the six months ended September 30, 2004, we added staffing resources to departments including sales, support, implementation, and software development areas and intend to continue to do so during the remainder of fiscal year 2005.

      o Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, and expanding penetration of connectivity services to new and existing customers.

            QSI Division

      o Our QSI division experienced a revenue decline of 5% in the six months ended September 30, 2004 versus 2003 and 3% in the six months ended September 30, 2003 versus 2002. The division experienced a 2% increase in operating income in the six months ended September 30, 2004 and 2003.

      o Our goals for the QSI division include maximizing revenue and profit performance given the constraints present in this division's target market.

      The following table sets forth for the periods indicated, the percentage of net revenues represented by each item in our Consolidated Statements of Income.

                                                           -----------------------------------------
(unaudited)                                                Three Months Ended       Six Months Ended
                                                              September 30,           September 30,
----------------------------------------------------------------------------------------------------
                                                            2004        2003        2004        2003
                                                           -----------------------------------------
Net revenues:
  Software, hardware and supplies                           43.9        46.7        43.8        47.3
  Implementation and training services                      10.8        10.1        11.0        10.1
                                                           -----------------------------------------
Systems sales                                               54.7%       56.8%       54.8%       57.4%

Maintenance and other services                              45.3        43.2        45.2        42.6
                                                           -----------------------------------------
                                                           100.0       100.0       100.0       100.0

Cost of revenue:

  Software, hardware and supplies                            8.0        14.8         9.8        13.5
  Implementation and training services                       7.4         7.3         7.2         7.5
                                                           -----------------------------------------
Total cost of systems sales                                 15.4        22.1        17.0        21.0

Cost of  Maintenance and other services                     22.0        20.4        21.8        20.5
                                                           -----------------------------------------

Total cost of revenue                                       37.4        42.5        38.8        41.5

                                                           -----------------------------------------
Gross profit                                                62.6        57.5        61.2        58.5

Selling, General and Administrative Expenses                25.5        27.0        25.1        28.0
Research and Development Costs                               8.6         8.5         8.3         8.4
                                                           -----------------------------------------

Income from Operations                                      28.5        22.0        27.8        22.0
Investment Income                                             .8          .5          .7          .6
                                                           -----------------------------------------

Income before Provision for Income Taxes                    29.3        22.5        28.5        22.6
Provision for Income Taxes                                  11.8         8.9        11.3         8.8
                                                           -----------------------------------------
Net Income                                                  17.5%       13.6%       17.2%       13.8%
----------------------------------------------------------------------------------------------------

      For the Three-Month Periods September 30, 2004 versus 2003

      Net Income. The Company's net income for the three months ended September 30, 2004 was $3,715,000 or $ 0.58 per share on a basic and $ 0.56 per share on a fully diluted basis. In comparison, we earned $2,408,000 or $0.39 per share on a basic and $0.37 per share on a fully diluted basis for the three months ended September 30, 2003. The increase in net income for the three months ended September 30, 2004 was achieved through the following:

      o     a 20% increase in consolidated revenue; and

      o selling, general and administrative expenses and cost of revenues which grew at 14% and 6% respectively; slower than the overall revenue growth rate.

      Net Revenue. Net revenue for the three months ended September 30, 2004 increased 20% to $21.2 million from $17.6 million for the three months ended September 30, 2003. NextGen Division net revenue increased 28% from approximately $13.5 million to approximately $17.3 million in the period, while QSI Division net revenue declined by 5% during the period from approximately $4.2 million to approximately $ 4.0 million.

      We report revenue in two major categories, "Systems sales" and "Maintenance and other services". Revenue in the Systems sales category includes software license fees, hardware, third party software, supplies and implementation and training services related to purchase of the Company's software systems. The majority of the revenue in the System sales category is related to the sale of software. Revenue in the maintenance and other category includes maintenance, EDI, and other revenue. Maintenance and EDI revenue are the principal sources of revenue in this category.

      Systems Sales. Company-wide sales of systems for the three months ended September 30, 2004 increased 16% to $11.6 million from $10.0 million in the prior year quarter.

      Our increase in revenue from sales of systems was principally the result of a 16% increase in category revenue at our NextGen Division whose sales in this category grew from $9.5 million during the quarter ended September 30, 2003 to $11.0 million during the quarter ended September 30, 2004. This increase was driven primarily by higher sales of NextGen(emr) and NextGen(epm) software to both new and existing clients, as well as delivery of related implementation services offset by declines in related hardware, third party software, and supplies.

      Systems sales revenue in the QSI Division was relatively unchanged at approximately $0.6 million in each period.

      The following table breaks down our reported Systems sales into software, hardware, third party software, supplies, and implementation and training services components by division:

                                     ------------------------------------------------------------------------
                                                         Hardware,
                                                        Third Party        Implementation
                                                        Software &           & Training
       (In thousands)                Software            Supplies             Services          Systems sales
   ----------------------------------------------------------------------------------------------------------
   Three Months Ended
   September 30,  2004
   ----------------------------------------------------------------------------------------------------------
   NextGen                            $7,484                 $1,306             $2,200            $10,990
   ----------------------------------------------------------------------------------------------------------
   QSI Division                          196                    321                100                617
   -----------------------------------=======================================================================
   Consolidated                       $7,680                 $1,627             $2,300            $11,607
   ----------------------------------------------------------------------------------------------------------

   ----------------------------------------------------------------------------------------------------------
   Three Months Ended
   September 30,  2003
   ----------------------------------------------------------------------------------------------------------
   NextGen                            $5,756                 $2,001             $1,699             $9,456
   ----------------------------------------------------------------------------------------------------------
   QSI Division                          117                    370                 83                570
   -----------------------------------=======================================================================
   Consolidated                       $5,873                 $2,371             $1,782            $10,026
   ----------------------------------------------------------------------------------------------------------

      NextGen division software revenue increased 30% between the three months ended September 30, 2003 and the three months ended September 30, 2004. The Division's software revenue accounted for 68% of divisional category revenue during the three months ended September 30, 2004, an increase from 61% in the prior year period. The increase in software's share of systems sales was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division and management was pleased with the division's performance in this area.

      During the three months ended September 30, 2004, 12% of NextGen's systems sales revenue was represented by hardware and third party software compared to 21% in the same prior year period. This decrease was not the result of any identifiable trend or change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the division's sales arrangements is typically at the request of the customer and is not a priority focus for us.

      Implementation and training revenue at the NextGen Division increased 30% in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Implementation and training revenue at the NextGen division increased its share of category revenue slightly to 20% in the three months ended September 30, 2004 from 18% in the three months ended September 30, 2003. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The number of implementation and training staff increased during the three months ended September 30, 2004 versus 2003 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business conditions, and our ability to retain current staff members.

      The NextGen Division's growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division's flagship NextGen(emr) and NextGen(epm) software products in fiscal years 2004 and 2003, as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

      For the QSI division, sales of software systems increased 8% in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. We do not presently foresee any material changes in the business environment for the Division with respect to the constrained environment that has been in place for the past several years. The year over year increases in software sales and implementation services was partially offset by decreases in hardware/third party software.

      Maintenance and Other. For the three months ended September 30, 2004, company-wide revenue from maintenance and other services grew 26% to $9.6 million from $7.6 million in the same period in the prior year. The increase in this category resulted from an increase in maintenance and EDI revenue from the NextGen Division's client base. Total NextGen Division maintenance revenue for the three months ended September 30, 2004 grew 63% to $4,245,000 from $2,606,000 in the same year ago period, while EDI revenue grew 109% to $1,361,000 compared to $652,000 during the same period. QSI Division maintenance revenue declined 6% from $1,902,000 to $1,794,000 in the same period during the prior year while QSI Divisional EDI revenue declined by approximately 8% from $1,339,000 to $1,227,000 between the same periods.

      The following table details revenue included in the maintenance and other category for the three month periods ended September 30, 2004 and 2003:

                                   -----------------------------------------------------------------------------
                                     Three Months Ended September 30,        Three Months Ended September 30,
       (in thousands)                            2004                                       2003
                                   -----------------------------------------------------------------------------
                                      QSI      NextGen    Consolidated        QSI      NextGen     Consolidated
================================================================================================================
Maintenance                         $1,794      $4,245        $6,039        $1,902      $2,606        $4,508
----------------------------------------------------------------------------------------------------------------
EDI                                  1,227       1,361         2,588         1,339         652         1,991
----------------------------------------------------------------------------------------------------------------
Other                                  317         666           983           379         738         1,117
================================================================================================================
Total Maintenance & Other           $3,338      $6,272        $9,610        $3,620      $3,996        $7,616
----------------------------------------------------------------------------------------------------------------

      The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter as well as our relative success in retaining existing maintenance customers. NextGen EDI revenue growth has come from new customers, further penetration of the Division's existing customer base, and an increase in the average EDI revenue per customer . NextGen's growth in maintenance and EDI revenue was at or above our expectations for the period. We intend to continue to promote maintenance and EDI services to both new and existing customers.

      The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended September 30, 2004 and 2003 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites.

   --------------------------------------------------------------------------------------------------------
                                         NextGen               QSI Division              Consolidated

   Period                         Maintenance   EDI    Maintenance       EDI       Maintenance       EDI
   --------------------------------------------------------------------------------------------------------
   --------------------------------------------------------------------------------------------------------
   September 30, 2003                404        267         343          253            747         520
   --------------------------------------------------------------------------------------------------------
   Billing sites added               145        131           5            3            150         134
   --------------------------------------------------------------------------------------------------------
   Billing sites removed              (6)       (26)        (44)         (37)           (50)        (63)
   --------------------------------------------------------------------------------------------------------
   September 30, 2004                543        372         304          219            847         591
   --------------------------------------------------------------------------------------------------------

      Cost of Products and Services. Cost of products and services for the three months ended September 30, 2004 increased 6% to $7.9 million from $7.5 million in the quarter ended September 30, 2003 , while the cost of products and services as a percentage of net revenue decreased to 37.4% from 42.5%.

      The decrease in our consolidated cost of revenue as a percentage of revenue between the three months ended September 30, 2004 and the three months ended September 30, 2003 is attributable to three main factors:

      o a reduction in the level of hardware and third party software expense as a percentage of revenue in the NextGen Division;

      o an increase in the NextGen division's share of consolidated revenue from 76% in the quarter ended September 30, 2003 to 81% in the quarter ended September 30, 2004. The NextGen division's gross margins have been and continue to be higher than those of the QSI Division; and

      o a decrease in the cost of revenue as a percentage of revenue at each of our divisions causing a corresponding increase in gross profit margins of both of our divisions.

The following table details the individual components of cost of products and services and gross profits as a percentage of total revenue for our Company and our two divisions:

                              -----------------------------------------------------------------------------
                              Hardware                      Outside Services,
                              & Third                    Amortization of Software       Total
                               Party       Payroll &       Development Costs &         Cost of       Gross
                              Software      Benefits              Other                Revenue       Profit
-----------------------------------------------------------------------------------------------------------
Three months ended
September 30, 2004
-----------------------------------------------------------------------------------------------------------
NextGen                          5.5%          12.9%              16.1%                  34.5%        65.5%
-----------------------------------------------------------------------------------------------------------
QSI Division                     9.3           16.9               24.1                   50.3         49.7
------------------------------=============================================================================
Consolidated                     6.2%          13.7%              17.5%                  37.4%        62.6%
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Three months ended
September 30, 2003
-----------------------------------------------------------------------------------------------------------
NextGen                         14.8%          12.5%              12.3%                  39.6%        60.4%
-----------------------------------------------------------------------------------------------------------
QSI Division                     7.9           16.5               27.2                   51.6         48.4
------------------------------=============================================================================
Consolidated                    13.2%          13.4%              15.7%                  42.5%        57.5%
-----------------------------------------------------------------------------------------------------------

      During the three months ended September 30, 2004, hardware and third party software constituted a smaller portion of consolidated revenue compared to the same year ago period driven principally by the composition of NextGen Division revenue. This year over year reduction was not the result of any identifiable trend or change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

      Our payroll and benefits expense associated with delivering our products and services increased to 13.7% of consolidated revenue compared to 13.4% during the prior three months ended September 30, 2003. The absolute level of consolidated payroll and benefit expenses grew from $2.4 million in the three months ended September 30, 2003 to $2.9 million in the three months ended September 30, 2004, an increase of 21% or $0.5 million. This increase was due primarily to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division where such expenses increased to $2.2 million in three months ended September 30, 2004 from $1.7 million in the three months ended September 30, 2003. Payroll and benefits expense associated with delivering products and services in the QSI Division during the three months ended September 30, 2004 and 2003 remained relatively unchanged at approximately $0.7 million.

      We anticipate continued additions to headcount in the NextGen Division in areas related to delivering products and services in future periods but due to the uncertainties in the timing of our sales arrangements, our sales mix, the acquisition and training of qualified personnel, and other issues, we cannot accurately predict if related headcount expense as a percentage of revenue will increase or decrease in the future.

      We do not currently intend to make any significant additions to related headcount at the QSI Division.

      Should the NextGen division continue to represent an increasing share of our revenue and should the NextGen division continue to carry higher gross margins than the QSI division, our consolidated gross margin percentages should increase to more closely match those of the NextGen division.

      As a result of the foregoing events and activities, our gross margins for the Company and our two operating divisions increased for the three month period ended September 30, 2004 versus the prior year period.

The following table details revenue and cost of products and services on a consolidated and divisional basis for the three month periods ended September 30, 2004 and 2003:

                                               ----------------------------------------------------
         (in thousands)                                 Three Months Ended September 30,
                                               ----------------------------------------------------
                                                2004              %         2003            %
         ==========================================================================================
         Consolidated
         ------------------------------------------------------------------------------------------
         Net Revenue                          $21,217           100%      $17,642           100%
         ------------------------------------------------------------------------------------------
         Cost of Product & Services             7,937          37.4%        7,492          42.5%
         ------------------------------------------------------------------------------------------
         Gross Margin                          13,280          62.6%       10,150          57.5%
         ==========================================================================================
         NextGen Division
         ------------------------------------------------------------------------------------------
         Net Revenue                          $17,262           100%      $13,452           100%
         ------------------------------------------------------------------------------------------
         Cost of Product & Services             5,947          34.5%        5,332          39.6%
         ------------------------------------------------------------------------------------------
         Gross Margin                          11,315          65.5%        8,120          60.4%
         ==========================================================================================
         QSI  Division
         ------------------------------------------------------------------------------------------
         Net Revenue                          $ 3,955           100%      $ 4,190           100%
         ------------------------------------------------------------------------------------------
         Cost of Product & Services             1,990          50.3%        2,160          51.6%
         ==========================================================================================
         Gross Margin                         $ 1,965          49.7%      $ 2,030          48.4%
         ------------------------------------------------------------------------------------------

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2004 increased 13% to $5.4 million as compared to $4.8 million for the three months ended September 30, 2003. The increase in the amount of such expenses resulted primarily from a $0.4 million increase in selling related compensation expenses and a net $0.3 million increase in other selling, general and administrative expenses in the NextGen Division offset by a $0.1 million decline in corporate related expenses. Selling, general and administrative expenses as a percentage of revenue declined from 27.0% in the three months ended September 30, 2003 to 25.5% in the three months ended September 30, 2004 due to the fact that the rate of growth in selling, general and administrative expense was less than the aggregate revenue growth rate for the Company.

We anticipate increased expenditures for trade shows, advertising and the employment of additional sales representatives primarily at the NextGen Division. We also anticipate future increases in corporate expenditures being made in the areas of staffing and professional services in areas including but not limited to the Sarbanes-Oxley Act and related compliance issues. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general, and administrative expenses as a percentage of revenue.

      Research and Development Costs. Research and development costs for the three months ended September 30, 2004 and 2003 were $1.8 million and $1.5 million, respectively. The increase in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue increased to 8.6% from 8.5% during the months ended September 30, 2003. Research and development expenses are expected to continue at or above current levels.

      Investment Income. Investment income for the three months ended September 30, 2004 increased 93% to approximately $170,000 compared with $89,000 in the three months ended September 30, 2003.

Investment income in the three months ended September 30, 2004 increased primarily due to the effect of an increase in short term interest rates versus the prior year quarter as well as comparatively higher amounts of funds available for investment during the three months ended September 30, 2004.

      Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds and short term U.S. Treasuries with maturities of less than 90 days. Our Board of Directors may consider alternate uses for our cash including, but not limited to payment of a special dividend, initiation of a regular dividend, initiation of a stock buy-back program, an expansion of our investment policy to include investments with maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund an acquisition or other similar business activity. Any or all of these programs could significantly impact our investment income in future periods.

      Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2004 was approximately $2.5 million as compared to approximately $1.6 million for the year ago period. The effective tax rates for the three months ended September 30, 2004 and 2003 were 40.3% and 39.3%, respectively. The provision for income taxes for the three months ended September 30, 2004 and 2003 differ from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of research and development tax credits. The effective rate for the three months ended September 30, 2004 increased from the prior year primarily due to a relatively smaller impact of research and development tax credits as well as slightly higher effective federal income tax rates.

For the Six-Month Periods September 30, 2004 versus 2003

      Net Income. The Company's net income for the six months ended September 30, 2004 was $7,097,000 or $ 1.12 per share on a basic and $ 1.08 per share on a fully diluted basis. In comparison, we earned $4,685,000 or $0.76 per share on a basic and $0.72 per share on a fully diluted basis in the six months ended September 30, 2003. The increase in net income for the six months ended September 30, 2004, was achieved through the following:

      o     a 22% increase in consolidated revenue; and

      o selling, general and administrative and costs of revenues which grew at 9% and 14% respectively; slower than the overall revenue growth rate.

      Net Revenue. Net revenue for the six months ended September 30, 2004 increased 22% to $41.3 million from $33.9 million for the six months ended September 30, 2003. NextGen Division net revenue increased 30% from approximately $25.7 million during the quarter ended September 30, 2003 to approximately $33.4 million during the quarter ended September 30, 2004, while QSI Division net revenue declined by 4% during the same period from approximately $8.3 million to approximately $7.9 million.

      We report revenue in two major categories, "Systems sales" and "Maintenance and other services". Revenue in the systems sales category includes software license fees, hardware, third party software, supplies and implementation and training services related to purchase of the Company's software systems. The majority of the revenue in the System sales category is related to the sale of software. Revenue in the maintenance and other category includes maintenance, EDI, and other revenue. Maintenance and EDI revenue are the principal sources of revenue in this category.

      Systems Sales. Company-wide sales of systems for the six months ended September 30, 2004 increased 16% to $22.7 million from $19.5 million in the prior year period

      Our increase in revenue from sales of systems for the Company was principally the result of a 17% increase in category revenue at our NextGen Division whose systems sales grew from $18.4 million to $21.6 million. This increase was driven primarily by higher sales of NextGen(emr) and NextGen(epm) software to both new and existing clients, as well as delivery of related implementation and training services, partially offset by declines in the sale of hardware, third party software, and supplies.

      Category revenue in the QSI Division was unchanged at approximately $1.1 million in each period.

      The following table breaks down our reported systems sales into software, hardware and third party software and supplies, and implementation and training services components by division:

                             ----------------------------------------------------------------------
                                              Hardware, third
                                              party software &   Implementation &
         (in thousands)         Software          supplies       training services    Systems Sales
   ------------------------------------------------------------------------------------------------
   Six Months Ended
   September 2004
   ------------------------------------------------------------------------------------------------
   NextGen                     $14,220             $2,925            $4,409                $21,554
   ------------------------------------------------------------------------------------------------
   QSI Division                    519                446               157                  1,122
   ----------------------------====================================================================
   Consolidated                $14,739             $3,371            $4,566                $22,676
   ------------------------------------------------------------------------------------------------

   ------------------------------------------------------------------------------------------------
   Six Months Ended
   September  2003
   ------------------------------------------------------------------------------------------------
   NextGen                     $11,623             $3,560            $3,244                $18,427
   ------------------------------------------------------------------------------------------------
   QSI Division                    306                574               193                  1,073
   ----------------------------====================================================================
   Consolidated                $11,929             $4,134            $3,437                $19,500
   ------------------------------------------------------------------------------------------------

NextGen Division software revenue increased 22% between the six months ended September 30, 2004 and the six months ended September, 2003. The Division's software revenue accounted for 66% of divisional systems sales revenue during the six months ending 2004, an increase from 63% in the six months ended September 30, 2003. This increase was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue continues to be an area of primary emphasis for the NextGen Division and management was pleased with the division's performance in this area.

During the six months ended September 30, 2004, 14% of NextGen's systems sales revenue was represented by hardware and third party software compared to 19% in the same prior year period. This decrease was not the result of any new trend or change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the division's sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 36% from the six months ended September 30, 2003 to the six months ended September, 2004. Implementtion and training revenue at the NextGen Division increased its share of category revenue from 18% in the six months ended September 30, 2003 to 20% in the six months ended September 30, 2004. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The number of implementation and training staff increased during the course of the six months ended September 30, 2004 versus 2003 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases will depend upon the availability of qualified staff, business conditions, and our ability to retain current staff members.

The NextGen Division's growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division's flagship NextGen(emr) and NextGen(epm) software products in fiscal years 2004 and 2003 as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

For the QSI Division, sales of systems increased 4% from the six months ended September 30, 2003 to the six months ended September 30, 2004. Increased software revenue in the division was offset by decreases in hardware, third party software, and implementation and training services. We do not presently foresee any material changes in the business environment for the division from that which we have experienced in recent quarters.

      Maintenance and Other. For the six months ended September 30, 2004, company-wide revenue from maintenance and other services grew 29% to $ 18.7 million from $14.4 million during the same period last year. The increase in this category resulted principally from an increase in maintenance and EDI revenue from the NextGen Division's client base. Total NextGen Division maintenance revenue for the six months ended September 30, 2004 grew 67% to $8,000,000 from $4,789,000 in the year ago period, while EDI revenue grew 94% to $2,421,000 compared to $1,248,000 during the same period. QSI Division maintenance revenue declined 4% from $3,841,000 to $3,678,000 in the same period while QSI Divisional EDI revenue declined by approximately 8% from $2,682,000 to $2,455,000 during such period.

      The following table details revenue included in maintenance and other for the six month periods ended September 30, 2004 and 2003:

                               -------------------------------------------------------------------------------------
(in thousands)                     Six Months Ended September 30, 2004         Six Months Ended September 30, 2003
                               -------------------------------------------------------------------------------------
                                 QSI          NextGen       Consolidated        QSI          NextGen    Consolidated
====================================================================================================================
Maintenance                    $  3,678      $   8,000       $  11,678       $  3,841       $  4,789     $   8,630
--------------------------------------------------------------------------------------------------------------------
EDI                               2,455          2,421           4,876          2,682          1,248         3,930
--------------------------------------------------------------------------------------------------------------------
Other                               681          1,436           2,117             657         1,231         1,888
--------------------------------------------------------------------------------------------------------------------
Total Maintenance & Other      $  6,814      $  11,857       $  18,671       $  7,180       $  7,268     $  14,448
--------------------------------------------------------------------------------------------------------------------

      The growth in overall maintenance revenue has come from new customers that have been added each quarter as well as our relative success in retaining existing maintenance customers. NextGen EDI revenue growth has come from new customers, further penetration of the Division's existing customer base, and an increase in the average EDI revenue per customer. NextGen's growth in maintenance and EDI revenue was at or above our expectations for the period. We intend to continue to promote maintenance and EDI services to both new and existing customers.

The following table provides the number of billing site who were receiving maintenance services as of the last business day of the quarters ended September 30, 2004 and 2003 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note that a single client may include one or multiple billing sites.

   --------------------------------------------------------------------------------------------------------
                                         NextGen               QSI Division              Consolidated

   Period                         Maintenance   EDI    Maintenance       EDI       Maintenance       EDI
   --------------------------------------------------------------------------------------------------------
   --------------------------------------------------------------------------------------------------------
   September 30, 2003                404        267         343          253            747         520
   --------------------------------------------------------------------------------------------------------
   Billing sites added               145        131           5            3            150         134
   --------------------------------------------------------------------------------------------------------
   Billing sites removed              (6)       (26)        (44)         (37)           (50)        (63)
   --------------------------------------------------------------------------------------------------------
   September 30, 2004                543        372         304          219            847         591
   --------------------------------------------------------------------------------------------------------

      Cost of Products and Services. The Cost of products and services for the six months ended September 30, 2004 increased 14% to $ 16.0 million from $14.1, while the cost of products and services as a percentage of net revenue decreased to 39% from 42% during the same period a year ago.

The decrease in our consolidated cost of revenue as a percentage of revenue between the six months ended September 30, 2004 and the six months ended September 30, 2003 is attributable to three main factors:

      o a reduction in the level of third party hardware and software as a percentage of revenue in the NextGen Division;

      o an increase in the NextGen Division's share of consolidated revenue from 76% in the six months ended September 30, 2003 to 81% in September 30, 2004. The NextGen Division's gross margins have been and continue to be higher than those of the QSI Division; and

      o a decrease in the cost of revenue as a percentage of revenue at each of our divisions causing a corresponding increase in gross profit margins at both of our divisions.

      The following table details the individual components of cost of products and services and gross profits as a percentage of total revenue for our Company and our two divisions:

-------------------------------------------------------------------------------------------------------------
                             Hardware &                      Outside Services,
                            Third Party    Payroll &     Amortization of Software     Total Cost    Gross
                              Software      Benefits     Development Costs & Other    of revenue    Profit
-------------------------------------------------------------------------------------------------------------
Six months ended
September 30, 2004
-------------------------------------------------------------------------------------------------------------
NextGen                        7.5%            13.6%               15.1%                36.2%         63.8%
-------------------------------------------------------------------------------------------------------------
QSI Division                   8.1             17.2                24.4                 47.7          50.3
-----------------------------================================================================================
Consolidated                   8.0%            14.3%               16.5%                38.8%         61.2%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Six months ended
September 30, 2003
-------------------------------------------------------------------------------------------------------------
NextGen                       13.4%            12.6%               12.2%                38.2%         61.8%
-------------------------------------------------------------------------------------------------------------
QSI Division                   8.1             17.1                26.5                 51.7          48.3
-----------------------------================================================================================
Consolidated                  12.1%            13.7%               15.8%                41.6%         58.4%
-------------------------------------------------------------------------------------------------------------

      During the six months ended September 30, 2004, the cost of hardware and third party software constituted 8.0% of consolidated revenue compared to 12.1% in the same year ago period. This year over year reduction was not the result of any identifiable trend or change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

      Our payroll and benefits expense associated with delivering our products and services increased to 14.3% of consolidated revenue compared to 13.7% in the six months ended September 30, 2003. The absolute level of consolidated payroll and benefit expenses grew from $4.6 million in the six months ended September 30, 2003 to $5.9 million in 2004, an increase of 28% or $1.3 million. This increase was due primarily to additions to headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division. These expenses increased to $4.5 million in the six months ended

September 30, 2004 compared to $3.2 million in the six months ended September 30, 2003, an increase of 41%. The Division's payroll and benefits expense associated with delivering products and services as a percentage of divisional revenue in the six months ended September 30, 2004 increased to 13.6% compared to 12.6% in the prior year period. Headcount expense as a percentage of revenue for the six month period ended September 30, 2004 at the QSI Division remained relatively unchanged compared to the prior year at 17.2% versus 17.1%, in the prior year period.

      We anticipate continued additions to headcount in the NextGen Division in areas related to delivering products and services in future periods but due to the uncertainties in the timing of our sales arrangements, our sales mix, the acquisition and training of qualified personnel, and other issues we cannot accurately predict if related headcount expense as a percentage of revenue will increase or decrease in the future.

      We do not currently intend to make any significant additions to related headcount at the QSI Division.

      Should the NextGen division continue to represent an increasing share of our revenue and NextGen continue to show higher margins compared to the QSI division, our gross margin percentages should increase to more closely match those of the NextGen division.

      As a result of the foregoing events and activities, our gross margins for the Company and our two operating divisions increased for the six month period ended September 30, 2004 versus the prior year period.

      The following table details revenue and cost of products and services on a consolidated and divisional basis for the six month periods ended September 30, 2004 and 2003:

                                                                  ----------------------------------------------
            (in thousands)                                                  Six Months Ended September 30,
                                                                  ----------------------------------------------
                                                                    2004          %          2003          %
            ====================================================================================================
            Consolidated
            ----------------------------------------------------------------------------------------------------
            Net Revenue                                           $41,347        100%      $33,948        100%
            ----------------------------------------------------------------------------------------------------
            Cost of Product & Services                             16,038       38.8%       14,102       41.6%
            ----------------------------------------------------------------------------------------------------
            Gross Margin                                           25,309       61.2%       19,846       58.4%
            ====================================================================================================
            NextGen Division
            ----------------------------------------------------------------------------------------------------
            Net Revenue                                           $33,411        100%      $25,694        100%
            ----------------------------------------------------------------------------------------------------
            Cost of Product & Services                             12,098       36.2%        9,839       38.2%
            ----------------------------------------------------------------------------------------------------
            Gross Margin                                           21,313       63.8%       15,855       61.8%
            ====================================================================================================
            QSI  Division
            ----------------------------------------------------------------------------------------------------
            Net Revenue                                           $ 7,936        100%      $ 8,254        100%
            ----------------------------------------------------------------------------------------------------
            Cost of Product & Services                              3,940       49.7%        4,263       51.7%
            ====================================================================================================
            Gross Margin                                          $ 3,996       50.3%      $ 3,991       48.3%
            ----------------------------------------------------------------------------------------------------

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2004 increased 9% to $10.4 million as compared to $9.5 million for the six months ended September 30, 2003. The increase in the amount of such expenses resulted primarily from increases of $1.0 million in selling related compensation expenses in the NextGen Division. Selling, general and administrative expenses as a percentage of revenue declined from 28.0% in the six months ended September 30, 2003 to 25.1% in the six months ended September 30, 2004 due to minimal growth in consolidated non-corporate selling, general and administrative expenses compared to the prior year, as well as revenues growing at a faster rate then selling, general, administrative expenses at the NextGen Division.

      We anticipate increased expenditures for trade shows, advertising and the employment of additional sales representatives primarily at the NextGen Division We also anticipate continued increases in corporate expenditures being made in the areas of staffing and professional services in areas including but not limited to Sarbanes-Oxley Act and related compliance issues. While we expect selling, general and administrative expenses to increase, we cannot accurately predict the impact these additional expenditures will have on selling, general, and administrative expenses as a percentage of revenue.

      Research and Development Costs. Research and development costs for the six months ended September 30, 2004 and 2003 were $3.4 million and $2.9 million, respectively. The increase in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 8.3% from 8.4% due in part, to the fact that revenue growth exceeded the increase in research and development spending. Research and development expenses are expected to continue at or above current levels.

      Investment Income. Investment income for the six months ended September 30, 2004 increased 53% to approximately $290,000 compared with $189,000 in the six months ended September 30, 2003. Investment income in the six months ended September 30, 2004 increased primarily due to the effect of an increase in short term interest rates versus the prior year period as well as comparatively higher amounts of funds available for investment during the six months ended September 30, 2004.

      Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds and short term U.S. Treasuries with maturities of less than 90 days. Our Board of Directors may consider alternate uses for our cash including, but not limited to payment of a special dividend, initiation of a regular dividend, initiation of a stock buy back program, an expansion of our investment policy to include investments with maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund an acquisition or other similar business activity. Any or all of these programs could significantly impact our investment income in future periods.

      Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2004 was approximately $4.7 million as compared to approximately $3.0 million for the year ago period. The effective tax rates for the six months ended September 30, 2004 and 2003 were 39.9% and 38.8%, respectively. The provision for income taxes for the six months ended September 30, 2004 and 2003 differ from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of research and development tax credits. The effective rate for the six months ended September 30, 2004 increased from the prior year primarily due to a relatively smaller impact of research and development tax credits as well as slightly higher effective federal income tax rates.

Liquidity and Capital Resources

      The following table presents selected financial statistics and information for each of the six months ended September 30, 2004 and 2003:

                                                                                  ------------------------------
            ($ in thousands)                                                      Six Months Ended September 30,

            (unaudited)                                                              2004               2003
            ----------------------------------------------------------------------------------------------------
            Cash and cash equivalents                                               $59,522           $40,573
            ----------------------------------------------------------------------------------------------------
            Net increase in cash and cash equivalents during the six
            month period                                                            $ 8,127           $ 4,130
            ----------------------------------------------------------------------------------------------------

            Net income during the period                                            $ 7,097           $ 4,685
            ----------------------------------------------------------------------------------------------------

            Net cash provided by operations during the period                       $ 9,121           $ 5,625
            ----------------------------------------------------------------------------------------------------

            Number of days of sales outstanding at start of period                       99               106
            ----------------------------------------------------------------------------------------------------

            Number of days of sales outstanding at end of period                        108               110
            ----------------------------------------------------------------------------------------------------

      The Company's principal source of cash was cash provided by operations. The number of days sales outstanding at the end of the period decreased by two days compared to September 30, 2003. The number of days sales outstanding increased by nine days during the six months ended September 30, 2004 primarily due to an increase in the volume of services sold by the NextGen Division which had not yet been rendered resulting in an increase in both accounts receivable and deferred revenue. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the six months ended September 30, 2004, the Company anticipates being able to continue to generate cash from operations during fiscal 2005 primarily from the net income of the Company.

      Cash and cash equivalents increased $8.1 million between March 31, 2004 and September 30, 2004 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $4.1 million during the six months ended September 30, 2003, also primarily as a result of cash generated by operating activities.

      Net cash used in investing activities for the six months ended September 30, 2004 and 2003 was $1.8 and $1.7 million respectively. Net cash used in investing activities for the three months ended September 30, 2004 and 2003 consisted of additions to equipment and improvements and capitalized software.

      At September 30, 2004, we had cash and cash equivalents of $59.5 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

      Management believes that its cash and cash equivalents on hand at September 30, 2004, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2005.

      The following table summarizes our significant contractual obligations at September 30, 2004, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

----------------------------------------------------------------------------------------------------------
                                                    Less than a                                   Beyond 5
Contractual Obligations                  Total          year        1-3 years      3-5 years        years
----------------------------------------------------------------------------------------------------------
Non-cancelable lease obligations         2,741         1.157          1,391            393            0
----------------------------------------------------------------------------------------------------------

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

      During the quarter ended September 30, 2004, the following changes have occurred in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. We have continued a process of implementing new software which will automate certain processes surrounding the recognition and the deferral of revenue related to our software sales arrangements with multiple elements. These processes include computing the amount of deferred revenue related to undelivered elements at the time a new sales arrangement is recorded and then subsequently recognizing the applicable portion of revenue as the elements are delivered to customers or are earned. These processes have historically been, and are currently being performed manually. During the quarter ended September 30, 2004 we used both the existing manual process as well as the new software to perform in a parallel manner the processes described above which related to revenue recognition of our software sales arrangements with multiple elements. As of September 30, 2004 (i) we had not developed sufficient controls over our new software in order to rely on the new automated processes and instead, relied our existing manual process for the September 30, 2004 quarter financial statements, and (ii) we had also not completed our evaluation over our internal controls related to this new software. We have hired a third party accounting firm to assist in the process of evaluating and documenting our internal controls structure in preparation for our reporting requirements under Section 404 of the Sarbanes-Oxley Act.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Securities Holders.

      On September 21, 2004, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Sheldon Razin (with 5,645,610 affirmative votes and 155,634 votes withheld), Ahmed Hussein (with 6,300,001 affirmative votes and 237,189 votes withheld),Maurice DeWald (with 5,645,610 affirmative votes and 155,959 votes withheld), William Botts (with 5,645,610 affirmative votes and 155,634 votes withheld), Vincent Love (with 5,645,610 affirmative votes and 156,034 votes withheld), Jonathan Javitt (with 5,645,610 affirmative votes and 155,678 votes withheld), and Steve Plochocki (with 5,645,609 affirmative votes and 155,959 votes withheld)

The shareholders also ratified the appointment of Grant Thornton LLP as the independent public accountants for the Company for the fiscal year ending March 31, 2005 (with 5,059,979 affirmative votes, 12,087 against, and 4,218 abstaining.)

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits:
---------

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

                              QUALITY SYSTEMS, INC.


Date: November 9, 2004                     By: /s/ Louis Silverman
                                               ---------------------------------
                                           Louis Silverman
                                           Chief Executive Officer


Date: November 9, 2004                     By: /s/ Paul Holt
                                               ---------------------------------
                                           Paul Holt
                                           Chief Financial Officer;
                                           Principal Accounting Officer