Form 10-Q/A
period 2004-09-30
QUALITY SYSTEMS INC
filed 2004-12-23
CIK 708818

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                         Commission File Number -0-13801

                              QUALITY SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               California                                   95-2888568
      (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

         18191 Von Karman Avenue
           Irvine, California                                 92612
(Address of Principal Executive Offices)                    Zip Code)

                                 (949) 255-2600
              (Registrant's Telephone Number, Including Area Code)

                                 Not applicable
              (Former Name, Former Address And Former Fiscal Year,
                         if Changed Since Last Report)

      Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of December 21, 2004, there were 6,505,280 shares of the issuer's common stock, $0.01 par value, outstanding.

================================================================================

                              PURPOSE OF AMENDMENT

      This Amendment No. 1 to Form 10-Q is being filed solely to amend Items 5 and 6 of Part II to include information that otherwise was required to be filed on Form 8-K.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      Quality Systems, Inc. (referred herein to as the "Company," "Registrant" or "QSI") has previously adopted (i) a form of Incentive Stock Option Agreement (the "Incentive Option Agreement") for use in conjunction with its 1998 Stock Option Plan for its employees, (ii) a form of Nonqualified Stock Option Agreement (the "Nonqualified Option Agreement") for use in conjunction with its 1998 Stock Option Plan for its employees and members of the Board of Directors,
(iii) bonus criteria for its "Named Executive Officers"; and (iv) a compensation program for the members of its Board of Directors (the "Director Compensation Program").

      The Incentive Option Agreement provides for the grant of options to purchase a specified number of shares of Common Stock with an exercise price equal to 100% of the fair market value of the shares as of the date of the grant ("Incentive Options"). Incentive Options shall have the following vesting schedule: 25% on the first anniversary of the grant of options, 25% on the second anniversary of the grant of options; 25% on the third anniversary of the grant of options, and 25% on the fourth anniversary of the grant of options. Incentive Options have a term of five years from their date of grant. Subject to certain exclusions, Incentive Options are generally non-transferable. Incentive Options immediately terminate upon an option holder's voluntary resignation or termination for cause. Upon termination without cause, an option holder has a limited period to exercise vested Incentive Options. An option holder's disability or death or the Company's dissolution, liquidation, merger, consolidation, acquisition, sale of substantially all assets or shares, or a similar event may also affect the option holder's rights with respect to Incentive Options. The foregoing summary description of the Incentive Option Agreement does not purport to be complete and is qualified in its entirety by reference to the Incentive Option Agreement, which is attached hereto as Exhibit
10.1 and incorporated by reference into this report. Under the Incentive Option Agreement, Paul Holt, Chief Financial Officer and Secretary of the Company was granted 4,000 options, and Greg Flynn, Executive Vice President, General Manager QSI Division, was granted 4,500 options, on September 3, 2004.

      The Nonqualified Option Agreement provides for the grant of options to purchase a specified number of shares of Common Stock with an exercise price that is required to equal the fair market value of the shares as of the date of the grant ("Nonqualified Options"). Nonqualified Options shall have the following vesting schedule: 25% on the first anniversary of the grant of options, 25% on the second anniversary of the grant of options; 25% on the third anniversary of the grant of options, and 25% on the fourth anniversary of the grant of options. Nonqualified Options have a term of five years from their date of grant. Subject to certain exclusions, Nonqualified Options are generally non-transferable. Nonqualified Options immediately terminate upon an option holder's voluntary resignation or termination for cause. Upon termination without cause, an option holder has a limited period to exercise vested Nonqualified Options. An option holder's disability or death or the Company's dissolution, liquidation, merger, consolidation, acquisition, sale of substantially all assets or shares, or a similar event will also affect the option holder's rights with respect to Nonqualified Options. The foregoing summary description of the Nonqualified Option Agreement does not purport to be complete and is qualified in its entirety by reference to the Nonqualified Option Agreement, which is attached hereto as Exhibit 10.2 and incorporated by reference into this report.

      The bonus criteria (the "Bonus Criteria") approved by the Company's Compensation Committee and its Board of Directors for each of the Company's Named Executive Officers provides as follows: (i) for the Company's President and Chief Executive Officer, Mr. Louis Silverman, the Bonus Criteria permit a bonus of up to 50% of his base salary to be earned based upon the achievement of certain growth milestones in the Company's earnings per share; (ii) for the President of the Company's NextGen Healthcare Information Systems Division, Mr. Patrick Cline, a bonus of up to 100% of his base salary may be earned based on a formula which takes into account growth, on a year-to-year basis, of revenue and operating income of the NextGen Healthcare Information Systems Division; (iii) for the Executive Vice President, General Manager of the Company's QSI Division, Mr. Gregory Flynn, a bonus of up to 25% of his base salary may be earned based 40% on qualitative goals and 60% based upon the achievement of certain revenue and operating performance goals related to the QSI Division; and (iv) for the Company's Chief Financial Officer and Secretary, Mr. Paul Holt, a bonus of up to $60,000 may be earned based upon the achievement of certain qualitative goals as approved by the Compensation Committee of the Board of Directors. The foregoing summary description of the Bonus Criteria does not purport to be complete and is qualified in its entirety by reference to the Bonus Criteria which is attached hereto as Exhibit 10.3 and incorporated by reference into this report. Such
Exhibit 10.3 is also a summary of the actual Bonus Criteria used by the Company and does not contain the specific qualitative and quantitative performance related factors and such factors considered confidential by the Company, the disclosure of which may have an adverse effect upon the Company.

      Under the terms of the Company's Director Compensation Program, directors of the Company who are also employees of the Company are not compensated for their services as directors or committee members. Directors of the Company who are not also employees receive a fee of $2,000 per month and $2,000 per meeting of the Board, along with reasonable expenses for serving on the Board of Directors. Directors who serve on a committee of the Board of Directors receive an additional fee of $1,000 per committee meeting attended, together with reasonable expenses for attendance at committee meetings. On September 21, 2004, the Company's Directors were each granted 2,500 options to purchase common stock of the Company. The options fully vest in six months from the date of grant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 Exhibit
  Number    Description
---------   --------------------------------------------------------------------

  10.1      Form of Incentive Stock Option Agreement (Employees) (#)

  10.2      Form of Nonqualified Stock Option Agreement (Directors) (#)

  10.3      Bonus Criteria for Named Executive Officers (#)

  10.4      Director Compensation Program (#)

  31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

----------

(#)   Management contract or compensatory plan, contract or arrangement.

(1)   Filed as an exhibit to the initial filing of this Form 10-Q.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUALITY SYSTEMS, INC.


Dated: December 22, 2004            By: /S/ LOUIS SILVERMAN
                                        ----------------------------------------
                                        Louis Silverman, Chief Executive Officer
                                        (principal executive officer)


                                    By: /S/ PAUL HOLT
                                        ----------------------------------------
                                        Paul Holt, Chief Financial Officer
                                        (principal financial officer)

                                INDEX TO EXHIBITS

 Exhibit
  Number          Description
--------          --------------------------------------------------------------

   10.1           Form of Incentive Stock Option Agreement (Employees) (#)

   10.2           Form of Nonqualified Stock Option Agreement (Directors) (#)

   10.3           Bonus Criteria for Named Executive Officers (#)

   10.4           Director Compensation Program (#)

   31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

----------

(#)   Management contract or compensatory plan, contract or arrangement.

(1)   Filed as an exhibit to the initial filing of this Form 10-Q.