Form 10-Q
period 2004-12-31
QUALITY SYSTEMS INC
filed 2005-02-08
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2004

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,534,105 shares of Common Stock, $0.01 par value, as of January 24, 2005 .

================================================================================

                                     PART I

                       CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            December 31,          March 31,
                                                                                                2004                2004
                                                                                             -----------        -----------
                                            ASSETS                                           (UNAUDITED)
Current assets:
      Cash and cash equivalents ......................................................       $    66,432        $    51,395
      Accounts receivable, net .......................................................            27,929             20,336
      Inventories, net ...............................................................             1,405                725
      Deferred tax assets ............................................................             2,979              2,979
      Other current assets ...........................................................             1,353              1,437
                                                                                             -----------        -----------
                Total current assets .................................................           100,098             76,872

Equipment and improvements, net ......................................................             2,406              2,012
Capitalized software costs, net ......................................................             3,961              3,608
Deferred tax assets ..................................................................             1,104              1,104
Goodwill .............................................................................             1,840              1,840
Other ................................................................................             1,616              1,242
                                                                                             -----------        -----------
                Total assets .........................................................       $   111,025        $    86,678
                                                                                             ===========        ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable ...............................................................       $     2,269        $     1,655
      Deferred revenue ...............................................................            22,599             16,016
      Accrued compensation and related benefits ......................................             2,304              2,985
      Income taxes payable ...........................................................             1,806                273
      Other current liabilities ......................................................             4,478              3,497
                                                                                             -----------        -----------
                Total current liabilities ............................................            33,456             24,426

Deferred revenue .....................................................................             1,103              1,247
                                                                                             -----------        -----------
                Total liabilities ....................................................            34,559             25,673
                                                                                             -----------        -----------

Commitments and contingencies ........................................................                --                 --

Shareholders' equity:
      Common stock, $0.01 par value; authorized 20,000 shares; issued and outstanding 6,525 and 6,325 shares at December 31, 2004 and
          March 31, 2004, respectively ...............................................                65                 63
      Additional paid-in capital .....................................................            43,553             39,735
      Retained earnings ..............................................................            34,068             22,750
      Deferred compensation ..........................................................            (1,220)            (1,543)
                                                                                             -----------        -----------
                Total shareholders' equity ...........................................            76,466             61,005
                                                                                             -----------        -----------
                Total liabilities and shareholders' equity ...........................       $   111,025        $    86,678
                                                                                             ===========        ===========

     See accompanying condensed notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    -----------------------------     -----------------------------
                                                                    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                        2004             2003             2004            2003
                                                                    ------------     ------------     ------------     ------------
Revenues:
  Software, hardware and supplies ............................      $     9,781      $     8,068      $    27,891      $    24,130
  Implementation and training services .......................            1,889            1,791            6,455            5,229
                                                                    -----------      -----------      -----------      -----------
System sales .................................................           11,670            9,859           34,346           29,359

Maintenance and other services ...............................           10,418            8,340           29,089           22,788
                                                                    -----------      -----------      -----------      -----------
   Total revenue .............................................           22,088           18,199           63,435           52,147
                                                                    -----------      -----------      -----------      -----------

Cost of revenue:
  Software, hardware and supplies ............................            1,384            1,966            5,428            6,541
  Implementation and training services .......................            1,575            1,427            4,546            3,964
                                                                    -----------      -----------      -----------      -----------
Total cost of system sales ...................................            2,959            3,393            9,974           10,505

Total cost of maintenance and other services .................            4,556            4,130           13,580           11,120
                                                                    -----------      -----------      -----------      -----------
   Total cost of revenue .....................................            7,515            7,523           23,554           21,625
                                                                    -----------      -----------      -----------      -----------

   Gross profit ..............................................           14,573           10,676           39,881           30,522
                                                                    -----------      -----------      -----------      -----------

Operating expenses:
   Selling, general and administrative .......................            6,420            4,902           16,786           14,410
   Research and development costs ............................            1,707            1,628            5,137            4,496
                                                                    -----------      -----------      -----------      -----------
     Total operating expenses ................................            8,127            6,530           21,923           18,906
                                                                    -----------      -----------      -----------      -----------

   Income from operations ....................................            6,446            4,146           17,958           11,616

Interest income ..............................................              263               95              553              284
                                                                    -----------      -----------      -----------      -----------

Income before provision for income taxes .....................            6,709            4,241           18,511           11,900
Provision for income taxes ...................................            2,488            1,630            7,193            4,604
                                                                    -----------      -----------      -----------      -----------

   Net income ................................................      $     4,221      $     2,611      $    11,318      $     7,296
                                                                    ===========      ===========      ===========      ===========

Net income per share:
   Basic .....................................................      $      0.65      $      0.42      $      1.77      $      1.18
                                                                    ===========      ===========      ===========      ===========
   Diluted ...................................................      $      0.64      $      0.40      $      1.72      $      1.13
                                                                    ===========      ===========      ===========      ===========

     See accompanying condensed notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                              ------------------------------
                                                                                              DECEMBER 31,      DECEMBER 31,
                                                                                                  2004              2003
                                                                                              ------------      ------------
Cash flows from operating activities:
            Net income ..................................................................     $     11,318      $      7,296
            Adjustments to reconcile net income to net cash used in
            operating activities:
              Depreciation ..............................................................              724               676
              Amortization of capitalized software costs ................................            1,424             1,113
              Provision for bad debts ...................................................              635               370
              Non-cash compensation from issuance of options ............................              323               203
              Tax benefit from exercise of stock options ................................            2,067                --
            Changes in assets and liabilities:
              Accounts receivable .......................................................           (8,228)           (4,354)
              Inventories ...............................................................             (680)             (170)
              Other current assets ......................................................               84               678
              Other assets ..............................................................             (374)             (180)
              Accounts payable ..........................................................              614              (411)
              Deferred revenue ..........................................................            6,439             4,600
              Accrued compensation and related benefits .................................             (681)              467
              Income taxes payable ......................................................            1,533               481
              Other current liabilities .................................................              981               (94)
                                                                                              ------------      ------------
Net cash provided by operating activities ...............................................           16,179            10,675
                                                                                              ------------      ------------

Cash flows from investing activities:
            Additions to equipment and improvements .....................................           (1,118)             (788)
            Additions to capitalized software costs .....................................           (1,777)           (1,955)
                                                                                              ------------      ------------
Net cash used in investing activities ...................................................           (2,895)           (2,743)
                                                                                              ------------      ------------

Cash flows from financing activities:
            Proceeds from the exercise of stock options .................................            1,753               973
                                                                                              ------------      ------------
Net cash provided by financing activities ...............................................            1,753               973
                                                                                              ------------      ------------

Net increase in cash and cash equivalents ...............................................           15,037             8,905

Cash and cash equivalents at beginning of period ........................................           51,395            36,443
                                                                                              ------------      ------------

Cash and cash equivalents at end of period ..............................................     $     66,432      $     45,348
                                                                                              ============      ============

Supplemental disclosures of cash flow information:
                Cash paid during the period for income taxes, net of refunds ............     $      3,741      $      4,254
                                                                                              ============      ============

     See accompanying condensed notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of December 31, 2004 and for the three and nine months ended December 31, 2004 and 2003, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to dollar amounts in this financial statement section are in thousands, except share and per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with fiscal year 2005 presentation.

2. Summary of Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Revenue recognition. The Company currently recognizes revenue pursuant to Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9 "Modification of SOP 97-2, Software Revenue Recognition" (SOP 98-9). The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers ("VARs"). The Company also generates revenue from sales of hardware and third party software, implementation, training, software customization, Electronic Data Interchange ("EDI"), post-contract support ("maintenance") and other services performed for customers who license its products.

A typical system contract contains multiple elements of the above items. SOP 98-9, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence ("VSOE"). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately (using a rolling average of stand alone transactions) or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter.

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

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1). Pursuant to SOP 81-1, the Company uses the percentage of completion method provided all of the following conditions exist:

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

From time to time, the Company offers future purchase discounts on its products and services as part of its sales arrangements. Pursuant to AICPA TPA 5100.51, such discounts which are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, which are incremental to the range of discounts typically given in comparable transactions, and which are significant, are treated as an additional element of the contract to be deferred. Amounts deferred related to future purchase options are not recognized until either the customer exercises the discount offer or the offer expires.

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

Software development costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Such costs are amortized on a straight line basis over the estimated economic life of the related product, which is generally three years. The Company reviews the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Stock-based compensation. The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and has adopted the disclosure provisions from the Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148) that supercedes Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied to employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the three and nine months ended December 31, 2004 and 2003 is presented immediately below.

The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and Board of Director members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The Company's fair value calculations for options granted in the three and nine months ended December 31, 2004 and 2003 were made using the Black-Scholes option pricing model with the following assumptions: expected life - four years; stock volatility - 50%, risk free interest rate of 3.0%; and, no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows (unaudited):

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          DECEMBER 31,                    DECEMBER 31,
                                                   ------------------------         ------------------------
                                                      2004           2003              2004           2003
                                                   ---------      ---------         ---------      ---------
Net income, as reported ..................         $   4,221      $   2,611         $  11,318      $   7,296
Deduct: Stock-based employee
compensation expense determined
under the fair value based method,
net of related tax effects ...............               279             64               514            166
                                                   ---------      ---------         ---------      ---------
Pro forma net income .....................         $   3,942      $   2,547         $  10,804      $   7,130
                                                   =========      =========         =========      =========

Net income per  share:
   Basic, as reported ....................         $    0.65      $    0.42         $    1.77      $    1.18
                                                   =========      =========         =========      =========
   Basic, pro forma ......................         $    0.61      $    0.41         $    1.69      $    1.16
                                                   =========      =========         =========      =========
   Diluted, as reported ..................         $    0.64      $    0.40         $    1.72      $    1.13
                                                   =========      =========         =========      =========
   Diluted, pro forma ....................         $    0.59      $    0.39         $    1.65      $    1.10
                                                   =========      =========         =========      =========

On October 29, 2003, the Board of Directors granted 60,000 options to selected employees at an exercise price of $15.46 per share. The options vest in four equal annual installments beginning October 29, 2004 and expire on October 29, 2008. Based on the closing share price of the Company's stock on October 29, 2003 ($44.16 per share), these option grants will result in compensation expense of up to $1,722 (assuming all employees granted options continue their employment at the Company throughout the entire four year vesting period) to be amortized evenly over the four year vest period. During the nine month periods ended December 31, 2004 and 2003, the Company recognized compensation expense of $323 and $203, respectively, related to these options.

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

3. Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS 151) to clarify the accounting for abnormal amount of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have material effect on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R) which is a revision of SFAS 123. Statement 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (SFAS 95). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative is no longer allowable under Statement 123R. The revised standard is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005, which for the Company will be the second quarter of fiscal 2006 beginning July 1, 2005. The adoption of SFAS 123R will result in additional pre-tax compensation expense in fiscal 2006 and beyond for remaining unvested stock options and any future stock option grants.

4. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the consolidated balance sheet as part of the deferred revenue balance.

                                                                       DECEMBER 31,        MARCH 31,
                                                                           2004               2004
                                                                       ------------       -----------
                                                                       (Unaudited)
Accounts receivable, excluding undelivered maintenance
 and services ....................................................     $    14,455        $    13,131
Undelivered maintenance and services billed in advance,
 included in deferred revenue ....................................          15,149              8,498
                                                                       -----------        -----------
Accounts receivable, gross .......................................          29,604             21,629

Reserve for bad debts ............................................          (1,675)            (1,293)
                                                                       -----------        -----------

Accounts receivable, net .........................................     $    27,929        $    20,336
                                                                       ===========        ===========

Inventories are summarized as follows:

                                                                              DECEMBER 31,       MARCH 31,
                                                                                  2004              2004
                                                                              ------------      -----------
                                                                              (Unaudited)
Computer systems and components, net of reserve for
 obsolescence of $284 and $207, respectively ...........................      $     1,192       $       478
Replacement parts for certain client systems, net of
 accumulated amortization of $693 and $684, respectively ...............              157               221
Miscellaneous parts and supplies .......................................               56                26
                                                                              -----------       -----------

                                                                              $     1,405       $       725
                                                                              ===========       ===========

Other current liabilities are summarized as follows:

                                                                              DECEMBER 31,       MARCH 31,
                                                                                  2004              2004
                                                                              ------------      -----------
                                                                              (Unaudited)

Deferred compensation ..................................................      $     1,075       $     1,013
Sales tax payable ......................................................              534               442
Accrued EDI expenses ...................................................              421               467
Deferred rent ..........................................................              218               352
Customer deposits ......................................................              203               397
Other accrued expenses .................................................            2,027               826
                                                                              -----------       -----------

                                                                              $     4,478       $     3,497
                                                                              ===========       ===========

Short and long-term deferred revenue are summarized as follows:

                                                                              DECEMBER 31,       MARCH 31,
                                                                                  2004              2004
                                                                              ------------      -----------
                                                                              (Unaudited)
Maintenance ............................................................      $     5,442       $     3,794
Implementation services ................................................           16,298            10,756
Undelivered software and other .........................................            1,962             2,713
                                                                              -----------       -----------

                                                                              $    23,702       $    17,263
                                                                              ===========       ===========

5. Intangible Assets - Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company does not amortize goodwill as the goodwill has been determined to have indefinite useful life. The balance of goodwill is related to the Company's NextGen Healthcare Information Systems Division (NextGen or Division), which was acquired by virtue of two acquisitions completed in May of 1996 and 1997, respectively. In accordance with SFAS 142, the Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2004 (the annual assessment date) was impaired. The fair value of NextGen was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

6. Intangible Assets - Capitalized Software Development Costs

The Company had the following amounts related to capitalized software development:

                                                                              DECEMBER 31,       MARCH 31,
                                                                                  2004              2004
                                                                              ------------      -----------
                                                                              (Unaudited)
Gross carrying amount ..................................................      $    12,387       $    10,610
Accumulated amortization ...............................................           (8,426)           (7,002)
                                                                              -----------       -----------

Capitalized software costs, net ........................................      $     3,961       $     3,608
                                                                              ===========       ===========

Aggregate amortization expense during the nine month
and twelve month periods ended, respectively ...........................      $     1,424       $     1,490
                                                                              ===========       ===========

Activity related to net capitalized software costs for the nine month period ended December 31, 2004 is as follows:

Beginning of period .............................................     $   3,608
Capitalized costs ...............................................         1,777
Amortization expense ............................................        (1,424)
                                                                      ---------
End of the period ...............................................     $   3,961
                                                                      =========

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of December 31, 2004:

For the year ended March 31,
2005 ............................................................     $     330
2006 ............................................................         1,320
2007 ............................................................         1,320
2008 ............................................................           991
                                                                      ---------
Total ...........................................................     $   3,961
                                                                      =========

7. Income Taxes

The provision for income taxes for the nine month periods ended December 31, 2004 and 2003 differ from the expected combined statutory rates primarily due to the estimated impact of varying state income tax rates, as well as research and development tax credits. As of December 31, 2004, the Company has available a balance of approximately $575 of research and development credits which may be recognized as a whole or in part, once the amount of the credit has been cleared by the tax authorities, or once the statute of limitations related to the corresponding tax return has expired. The unrecognized research and development credits account for approximately 50% of the aggregate tax credits accumulated from April 1, 2001 through December 31, 2004. During the quarter ended December 31, 2004, the provision for income taxes was reduced by $231 for research and development tax credits from prior periods which had not been recognized previously, including $49 related to an adjustment of the estimated credit from the prior fiscal year and $182 from prior year credits which had expired statute of limitations.

8. Net Income Per Share

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

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            DECEMBER 31,                        DECEMBER 31,
                                                   -----------------------------       -----------------------------
                                                      2004              2003               2004             2003
                                                   -----------       -----------       -----------       -----------
                                                   (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Net income .................................       $     4,221       $     2,611       $    11,318       $     7,296
Basic net income per common share:
  Weighted average of common
   shares outstanding ......................             6,476             6,237             6,400             6,162
Basic net income per common share ..........       $      0.65       $      0.42       $      1.77       $      1.18
                                                   ===========       ===========       ===========       ===========

Net income .................................       $     4,221       $     2,611       $    11,318       $     7,296
Diluted net income per common
 Share:
 Weighted average of common
  shares outstanding .......................             6,476             6,237             6,400             6,162
 Effect of potentially
  dilutive securities (options) ............               165               312               167               314
                                                   -----------       -----------       -----------       -----------
 Weighted average of common
  shares outstanding-diluted ...............             6,641             6,549             6,567             6,476
Diluted net income per common
 share .....................................       $      0.64       $      0.40       $      1.72       $      1.13
                                                   ===========       ===========       ===========       ===========

9. Operating Segment Information

The Company has prepared operating segment information in accordance with Statement of Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131) to report components that are evaluated regularly by the Company's chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance.

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

Operating segment data for the three and nine month periods ended December 31, 2004 and 2003 is as follows (unaudited):

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         DECEMBER 31,                          DECEMBER 31,
                                                 -----------------------------       -----------------------------
                                                     2004              2003              2004              2003
                                                 -----------       -----------       -----------       -----------
Revenue:
  QSI Division ............................      $     3,742       $     4,198       $    11,678       $    12,452
  NextGen Division ........................           18,346            14,001            51,757            39,695
                                                 -----------       -----------       -----------       -----------
Consolidated revenue ......................      $    22,088       $    18,199       $    63,435       $    52,147
                                                 ===========       ===========       ===========       ===========

Operating income(loss):
  QSI Division ............................      $     1,037       $     1,351       $     3,436       $     3,701
  NextGen Division ........................            6,727             3,789            17,986            10,995
  Unallocated corporate expenses ..........           (1,318)             (994)           (3,464)           (3,080)
                                                 -----------       -----------       -----------       -----------
Consolidated operating income .............      $     6,446       $     4,146       $    17,958       $    11,616
                                                 ===========       ===========       ===========       ===========

10. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2004. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

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

12. Subsequent Events

On January 31, 2005, the Board of Directors declared a one-time cash dividend of $3.00 per share payable on its outstanding shares of common stock. The cash dividend record date is February 24, 2005 and is expected to be distributed to shareholders on or about March 16, 2005.

On February 2, 2005, the Board of Directors declared a 2-for-1 stock split with respect to its outstanding shares of common stock. The stock split record date is March 4, 2005. The share and per share data presented and disclosed on the December 31, 2004 Consolidated Financial Statements and the Condensed Notes to the Consolidated Financial Statements are not adjusted for the stock split.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes thereto included elsewhere in this report. Historical results of operations, percentage profit fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

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

We believe revenue recognition, the allowance for doubtful accounts, goodwill impairment and research and development tax credits are among the most critical accounting policies that impact our consolidated financial statements. We believe that our significant accounting policies, as described in Note 2 of our Condensed Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies", should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition. We currently recognize revenue pursuant to SOP 97-2, as amended by SOP 98-9. We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers
(VARs). We also generate revenue from sales of hardware and third party software, and implementation, training, software customization, EDI, post-contract support ("maintenance") and other services performed for customers who license our products.

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

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1).

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

Goodwill Impairment. Our long-lived assets include goodwill of $1.8 million as of December 31, 2004 and 2003, respectively. We adopted SFAS 142 effective April 1, 2001. The statement applies to the amortization of goodwill and other intangible assets. We ceased amortizing amounts related to goodwill beginning April 1, 2001 as we determined that it had an indefinite life. The balance of goodwill is related to our NextGen Division. Under SFAS 142, we are required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. We have compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2004 (the date of our last annual impairment test) was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

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

Research and Development Tax Credits. During the year ended March 31, 2003, we filed amended federal and certain state tax returns for the fiscal years ended March 31, 1998 through 2001, to take advantage of tax credits related to our research and development activities. In addition, we claimed research and development credit on our tax returns for the years ended March 31, 2004, 2003 and 2002 and have estimated tax credits for fiscal year 2005. Management has recorded a cumulative tax benefit which accounts for approximately 50% of the aggregate tax credits accumulated from April 1, 2001 through December 31, 2004 due to the uncertainly concerning the ultimate amount to be credited. Management's election to not recognize all of the tax credits claimed represents a significant estimate which affects the effective income tax rate for the Company in the nine month periods ending December 31, 2004 and 2003. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax codes. While we have received all of federal refunds claimed on the amended returns for fiscal years ended March 31, 1998 through 2001, none of the credits have been audited by the Internal Revenue Service. Credits claimed for state income tax purposes are in the process of being audited. However, no final conclusions have been received by us as of January 25, 2005.

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

----------
(1)   UNIX is a registered trademark of the AT&T Corporation.

The NextGen Division, with headquarters in Horsham, Pennsylvania, and a second significant location in Atlanta, Georgia, focuses principally on developing and marketing products and services for medical practices.

Both Divisions develop and market practice management software which is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include scheduling and billing capabilities. It is important to note that in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices. Therefore, we actively compete for the replacement market.

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

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 83% of our revenue for the third quarter of fiscal 2005 compared to 77% in the third quarter of fiscal 2004. The QSI Division accounted for 17% and 23% of revenue in the third quarter of fiscal 2005 and 2004, respectively. The NextGen Division's year over year revenue grew at 31% and 40% in the third quarter of fiscal 2005 and 2004, respectively, while the QSI Division's year over year revenue declined by 11% and 5% in the third quarter of fiscal 2005 and 2004 respectively.


----------
(2) Microsoft Windows, Windows NT, Windows 95, Windows 98, Windows XP, and Windows 2000 are registered trademarks of the Microsoft Corporation.

(3) NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

(4) NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

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

o     execution of or changes to our strategy;

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

We currently recognize revenue pursuant to SOP 97-2, as modified by SOP 98-9, SAB 101 and SAB 104. SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 104 modifies certain guidance provided in SAB 101.

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

Two of our directors are significant shareholders which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval, which influence may be alleged to conflict with our interests and the interests of our other shareholders. Two of our directors and principal shareholders beneficially owned an aggregate of approximately 38% of the outstanding shares of our common stock at December 31, 2004. As such, these shareholders will have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. In addition, such influence by one or both of these affiliates could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

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

We face the possibility of subscription pricing. We currently derive substantially all of our revenue from traditional software license, maintenance and service fees, as well as the resale of computer hardware. Today, customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. If the marketplace demands subscription pricing, we may be forced to adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to a significantly greater degree of subscription pricing could materially adversely impact our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially. There can be no assurance that the marketplace will not increasingly embrace subscription pricing.

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

Our operations are dependent upon our key personnel. If such personnel were to leave unexpectedly, we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of our key technical and senior management personnel, many of whom have been with us for a significant period of time. These personnel have acquired specialized knowledge and skills with respect to our business. We do not maintain key man life insurance on any of our employees. Because we have a relatively small number of employees when compared to other leading companies in our industry, our dependence on maintaining our relationships with key employees is particularly significant. We are also dependent on our ability to attract high quality personnel, particularly in the areas of sales and applications development.

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

Our per share price may be adversely effected if weaknesses in our internal controls are identified by ourselves or our independent auditors. Any weaknesses identified in our internal controls as part of the evaluation being undertaken by us and our independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the price at which our stock trades. We are in the process of evaluating and documenting our controls pursuant to Section 404 of the Sarbanes-Oxley Act. In the course of our evaluation and documentation of our internal controls, we have identified various deficiencies which we are in the course of remediating. Management does not believe that any of these identified deficiencies constitute a material weakness in our internal controls. Our evaluation of our internal controls over financial reporting is still is process.

Our earnings will be affected beginning quarter ended September 30, 2005 when we begin recognizing employee stock option expense, pursuant to recently issued accounting standards. Stock options have from time to time been an important component of the compensation packages for many of our mid- and senior-level employees. We currently do not deduct the expense of employee stock option grants from our income. However, beginning quarter ended September 30, 2005 and beyond, we will begin recognizing employee stock option expense for remaining unvested stock options and any future stock option grants, resulting in additional pre-tax compensation expense. Option expensing could have a negative impact upon the price of our stock.

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

Our future policy concerning the payment of dividends is uncertain. While we declared a one-time cash dividend in January 2005, we have not historically paid dividends, cash or otherwise, and there can be no assurance that we will pay another dividend in the future. Unfulfilled expectation to the contrary could have a material negative impact upon the price of our stock.

Results of Operations

Overview of results

o We have experienced significant growth in our total revenue as a result of revenue growth in our NextGen Division. Revenue grew 21.7% on a consolidated basis in the nine months ended December 31, 2004 versus 2003 and 31.4% in the nine months ended December 31, 2003 versus 2002.

o Consolidated income from operations grew 54.6% in the nine months ended December 31, 2004 versus 2003 and 44.5% in the nine months ended December 31, 2003 versus 2002. This performance was driven in large part by the results in our NextGen Division.

o We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology.

NextGen Division

o Our NextGen Division has experienced significant growth in revenue and operating income. Divisional revenue grew 30.4% in the nine months ended December 31, 2004 versus 2003 and 49.9% in the nine months ended December 31, 2003 versus 2002 while divisional operating income (excluding unallocated corporate expenses) grew 63.6% in the nine months end December 31, 2004 and 69.9% in the nine months ended December 31, 2003.

o During the nine months ended December 31, 2004, we added staffing resources to departments including sales, support, implementation, and software development and intend to continue to do so during the remainder of fiscal year 2005.

o Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

o Our QSI Division experienced a revenue decline of 6.2% in the nine months ended December 31, 2004 versus 2003 and 4.5% in the nine months ended December 31, 2003 versus 2002. The Division experienced a 7.2% decrease in operating income (excluding unallocated corporate expenses) in the nine months ended December 31, 2004 versus 2003.

o Our goals for the QSI Division include maximizing revenue and profit performance given the constraints present in this Division's target market.

The following table sets forth for the periods indicated, the percentage of revenues represented by each item in our Consolidated Statements of Income.

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 DECEMBER 31,                     December 31,
                                                       ----------------------------      ----------------------------
                                                           2004             2003             2004             2003
                                                       -----------      -----------      -----------      -----------
                                                       (unaudited)      (unaudited)      (unaudited)      (unaudited)
Revenues:
  Software, hardware and supplies ................            44.3%            44.3%            44.0%            46.3%
  Implementation and training services ...........             8.5              9.9             10.1             10.0
                                                       -----------      -----------      -----------      -----------
System sales .....................................            52.8             54.2             54.1             56.3

Maintenance and other services ...................            47.2             45.8             45.9             43.7
                                                       -----------      -----------      -----------      -----------
   Total revenue .................................           100.0            100.0            100.0            100.0
                                                       -----------      -----------      -----------      -----------

Cost of revenue:
  Software, hardware and supplies ................             6.3             10.8              8.6             12.6
  Implementation and training services ...........             7.1              7.8              7.1              7.6
                                                       -----------      -----------      -----------      -----------
Total cost of system sales .......................            13.4             18.6             15.7             20.2

Total cost of maintenance and other
services .........................................            20.6             22.7             21.4             21.3
                                                       -----------      -----------      -----------      -----------
   Total cost of revenue .........................            34.0             41.3             37.1             41.5
                                                       -----------      -----------      -----------      -----------

   Gross profit ..................................            66.0             58.7             62.9             58.5
                                                       -----------      -----------      -----------      -----------

   Selling, general and administrative ...........            29.1             26.9             26.5             27.6
   Research and development ......................             7.7              9.0              8.1              8.6
                                                       -----------      -----------      -----------      -----------

   Income from operations ........................            29.2             22.8             28.3             22.3
                                                       -----------      -----------      -----------      -----------

Interest income ..................................             1.2              0.5              0.9              0.5
                                                       -----------      -----------      -----------      -----------

Income before provision for income
taxes ............................................            30.4             23.3             29.2             22.8
Provision for income taxes .......................            11.3              9.0             11.4              8.8
                                                       -----------      -----------      -----------      -----------

   Net income ....................................            19.1%            14.3%            17.8%            14.0%
                                                       ===========      ===========      ===========      ===========

For the Three-Month Periods December 31, 2004 versus 2003

Net Income. The Company's net income for the three months ended December 31, 2004 was $4.2 million or $0.65 per share on a basic and $0.64 per share on a fully diluted basis. In comparison, we earned $2.6 million or $0.42 per share on a basic and $0.40 per share on a fully diluted basis for the three months ended December 31, 2003. The increase in net income for the three months ended December 31, 2004 was achieved primarily through the following:

o     a 21.4% increase in consolidated revenue; and

o an increase in the consolidated gross profit margin percentage which increased to 66.0% in the quarter ended December 31, 2004 versus 58.7% in the same period last year.

Revenue. Revenue for the three months ended December 31, 2004 increased 21.4% to $22.1 million from $18.2 million for the three months ended December 31, 2003. NextGen Division revenue increased 31.0% from approximately $14.0 million to approximately $18.3 million in the period, while QSI Division revenue declined by 10.9% during the period from approximately $4.2 million to approximately $3.7 million.

We report revenue in two major categories, "Systems sales" and "Maintenance and other services". Revenue in the systems sales category includes software license fees, hardware, third party software, supplies and implementation and training services related to the purchase of the Company's software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance and other category includes maintenance, EDI, and other revenue. Maintenance and EDI revenue are the principal sources of revenue in this category.

System Sales. Company-wide sales of systems for the three months ended December 31, 2004 increased 18.4% to $11.7 million from $9.9 million in the prior year quarter.

Our increase in revenue from sales of systems was principally the result of a 21.1% increase in category revenue at our NextGen Division whose sales in this category grew from $9.3 million during the quarter ended December 31, 2003 to $11.3 million during the quarter ended December 31, 2004. This increase was driven primarily by higher sales of NextGen(emr) and NextGen(epm) software to both new and existing clients, as well as delivery of related implementation services offset by declines in sales of related hardware, third party software, and supplies.

Systems sales revenue in the QSI Division declined 28.3% to approximately $0.4 million in the quarter ended December 31, 2004 from $0.5 million in the quarter ended December 31, 2003.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by Division:

                                      ------------------------------------------------------------------------
                                                        Hardware, Third      Implementation
                                                         Party Software        and Training          Total
                                        Software          and Supplies          Services          System Sales
                                      ------------      ----------------     --------------       ------------
Three months ended
  December 31, 2004
QSI Division .................        $        167        $        132        $         89        $        388
NextGen Division .............               8,660                 822               1,800              11,282
                                      ------------        ------------        ------------        ------------
Consolidated .................        $      8,827        $        954        $      1,889        $     11,670
                                      ============        ============        ============        ============

Three months ended
  December 31, 2003
QSI Division .................        $        246        $        215        $         80        $        541
NextGen Division .............               5,801               1,806               1,711               9,318
                                      ------------        ------------        ------------        ------------
Consolidated .................        $      6,047        $      2,021        $      1,791        $      9,859
                                      ============        ============        ============        ============

NextGen Division software revenue increased 49.3% between the three months ended December 31, 2003 and the three months ended December 31, 2004. The Division's software revenue accounted for 76.8% of divisional system sales revenue during the three months ended December 31, 2004, an increase from 62.3% in the prior year period. The increase in software's share of systems sales was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division and management was pleased with the Division's performance in this area.

During the three months ended December 31, 2004, 7.3% of NextGen's system sales revenue was represented by hardware and third party software compared to 19.4% in the same prior year period. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared to prior periods. However, this decrease was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division's sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 5.2% in the three months ended December 31, 2004 compared to the three months ended December 31, 2003. Implementation and training revenue at the NextGen Division decreased its share of divisional system sales revenue to 16.0% in the three months ended December 31, 2004 from 18.4% in the three months ended December 31, 2003. The slight growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The amount of implementation and training services revenue and the corresponding rate of growth compared to a prior period in any given quarter is dependant on several factors including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended December 31, 2004 versus 2003 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

For the QSI Division, total system sales decreased 28.3% in the three months ended December 31, 2004 compared to the three months ended December 31, 2003. We do not presently foresee any material changes in the business environment for the Division with respect to the constrained environment that has been in place for the past several years. The slight year over year increase in implementation services was more than offset by decreases in software and hardware/third party software sales.

Maintenance and Other Services. For the three months ended December 31, 2004, company-wide revenue from maintenance and other services grew 24.9% to $10.4 million from $8.3 million in the same period in the prior year. The increase in this category resulted from an increase in maintenance and EDI revenue from the NextGen Division's client base. Total NextGen Division maintenance revenue for the three months ended December 31, 2004 grew 53.5% to $4.9 million from $3.2 million in the same year ago period, while EDI revenue grew 74.4% to $1.5 million compared to $0.9 million during the same period. QSI Division maintenance revenue declined 1.0% from $1.9 million in the same period during the prior year to $1.8 million while QSI divisional EDI revenue declined by approximately 7.0% from $1.3 million to $1.2 million between the same periods.

The following table details revenue included in the maintenance and other category for the three month periods ended December 31, 2004 and 2003:

                                         --------------------------------------------------------------------
                                         Maintenance            EDI                Other             Total
                                         -----------        -----------        -----------        -----------
Three months ended
  December 31, 2004
QSI Division ....................        $     1,845        $     1,232        $       277        $     3,354
NextGen Division ................              4,852              1,505                707              7,064
                                         -----------        -----------        -----------        -----------
Consolidated ....................        $     6,697        $     2,737        $       984        $    10,418
                                         ===========        ===========        ===========        ===========

Three months ended
  December 31, 2003
QSI Division ....................        $     1,863        $     1,325        $       469        $     3,657
NextGen Division ................              3,160                863                660              4,683
                                         -----------        -----------        -----------        -----------
Consolidated ....................        $     5,023        $     2,188        $     1,129        $     8,340
                                         ===========        ===========        ===========        ===========

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter as well as our relative success in retaining existing maintenance customers. NextGen's EDI revenue growth has come from new customers and from further penetration of the Division's existing customer base. NextGen's growth in maintenance and EDI revenue was at or above our expectations for the period. We intend to continue to promote maintenance and EDI services to both new and existing customers.

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended December 31, 2004 and 2003 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each Division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites.

                                         ------------------------------------------------------------------------------------------
                                                   NextGen                           QSI                          Consolidated
                                         --------------------------      --------------------------      --------------------------
                                         Maintenance         EDI         Maintenance         EDI         Maintenance         EDI
                                         -----------     ----------      -----------     ----------      -----------     ----------
December 31, 2003 ..................            409             267             240             334             649             601
Billing sites added ................             99             148              10               4             109             152
Billing sites removed ..............             (4)            (42)            (25)            (37)            (29)            (79)
                                         ----------      ----------      ----------      ----------      ----------      ----------
December 31, 2004 ..................            504             373             225             301             729             674
                                         ==========      ==========      ==========      ==========      ==========      ==========

Cost of Revenue. Cost of revenue for the three months ended December 31, 2004 was unchanged at $7.5 million in the quarter ended December 31, 2004 and 2003, while the cost of revenue as a percentage of net revenue decreased to 34.0% from 41.3%.

The decrease in our consolidated cost of revenue as a percentage of revenue between the three months ended December 31, 2004 and the three months ended December 31, 2003 is attributable to three main factors:

o a reduction in the level of hardware and third party software expense as a percentage of revenue in the NextGen Division;

o an increase in the NextGen Division's share of consolidated revenue from 76.9% in the quarter ended December 31, 2003 to 83.1% in the quarter ended December 31, 2004. The NextGen Division's gross profit has been and continues to be higher than the QSI Division; and

o a decrease in the cost of revenue as a percentage of revenue at each of our Divisions causing a corresponding increase in gross profit margins of both of our Divisions.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two
Divisions:

                                   --------------------------------------------------------------      -----------
                                    Hardware,       Payroll and
                                   Third Party        related                          Total Cost         Gross
                                     Software         Benefits          Other          of Revenue         Profit
                                   -----------      -----------      -----------      -----------      -----------
Three months ended
December 31, 2004
QSI Division .................             5.0%            17.8%            25.7%            48.5%            51.5%
NextGen Division .............             4.5             12.3             14.3             31.1             68.9
                                   -----------      -----------      -----------      -----------      -----------
Consolidated .................             4.6%            13.2%            16.2%            34.0%            66.0%
                                   ===========      ===========      ===========      ===========      ===========

Three months ended
December 31, 2003
QSI Division .................             7.0%            16.0%            26.1%            49.1%            50.9%
NextGen Division .............             9.9             16.1             13.0             39.0             61.0
                                   -----------      -----------      -----------      -----------      -----------
Consolidated .................             9.3%            16.0%            16.0%            41.3%            58.7%
                                   ===========      ===========      ===========      ===========      ===========

During the three months ended December 31, 2004, hardware and third party software constituted a smaller portion of consolidated revenue compared to the same year ago period driven principally by the composition of NextGen Division revenue. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared with prior periods. However, this reduction was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 13.2% of consolidated revenue compared to 16.0% during the three months ended December 31, 2003. The absolute level of consolidated payroll and benefit expenses grew from $2.4 million in the three months ended December 31, 2003 to $2.9 million in the three months ended December 31, 2004, an increase of 21% or $0.5 million. This increase was due primarily to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division where such expenses increased to $2.2 million in three months ended December 31, 2004 from $1.7 million in the three months ended December 31, 2003. Payroll and benefits expense associated with delivering products and services in the QSI Division during the three months ended December 31, 2004 and 2003 remained relatively unchanged at approximately $0.7 million.

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

Other, which consists of outside service costs, amortization of software development costs and other costs remained fairly consistent on a consolidated basis between periods.

Should the NextGen Division continue to represent an increasing share of our revenue and should the NextGen Division continue to carry higher gross profit than the QSI Division, our consolidated gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, gross profit for the Company and our two operating Divisions increased for the three month period ended December 31, 2004 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended December 31, 2004 and 2003:

                                         --------------------------------------------------------------------
                                         Three months ended December 31,      Three months ended December 31,
                                         -------------------------------      -------------------------------
                                            2004                  %              2003                   %
                                         ----------           ----------      ----------           ----------
QSI Division
Revenue ........................         $    3,742                100.0%     $    4,198                100.0%
Cost of revenue ................              1,815                 48.5           2,060                 49.1
                                         ----------           ----------      ----------           ----------
Gross profit ...................         $    1,927                 51.5      $    2,138                 50.9
                                         ==========           ==========      ==========           ==========
NextGen Division
Revenue ........................         $   18,346                100.0      $   14,001                100.0
Cost of revenue ................              5,700                 31.1           5,463                 39.0
                                         ----------           ----------      ----------           ----------
Gross profit ...................         $   12,646                 68.9      $    8,538                 61.0
                                         ==========           ==========      ==========           ==========
Consolidated
Revenue ........................         $   22,088                100.0      $   18,199                100.0
Cost of revenue ................              7,515                 34.0           7,523                 41.3
                                         ----------           ----------      ----------           ----------
Gross profit ...................         $   14,573                 66.0%     $   10,676                 58.7%
                                         ==========           ==========      ==========           ==========

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2004 increased 31% to $6.4 million as compared to $4.9 million for the three months ended December 31, 2003. The increase in the amount of such expenses resulted primarily from a $0.6 million increase in selling related compensation expenses in the NextGen Division, a net $0.6 million increase in other selling, general and administrative expenses in the NextGen Division and a $0.3 million increase in corporate related expenses. Selling, general and administrative expenses as a percentage of revenue increased from 26.9% in the three months ended December 31, 2003 to 29.1% in the three months ended December 31, 2004 due to the fact that the rate of growth in selling, general and administrative expense was more than the aggregate revenue growth rate for the Company.

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

Research and Development Costs. Research and development costs for the three months ended December 31, 2004 and 2003 were $1.7 million and $1.6 million, respectively. The increase in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 7.7% from 9.0% during the months ended December 31, 2004. Research and development expenses are expected to continue at or above current levels.

Interest Income. Interest income for the three months ended December 31, 2004 increased 176.8% to approximately $0.02 million compared with $0.01 million in the three months ended December 31, 2003. Interest income in the three months ended December 31, 2004 increased primarily due to the effect of an increase in short term interest rates versus the prior year quarter as well as comparatively higher amounts of funds available for investment during the three months ended December 31, 2004.

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

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2004 was approximately $2.5 million as compared to approximately $1.6 million for the year ago period. The effective tax rates for the three months ended December 31, 2004 and 2003 were 37.1% and 38.4%, respectively. The provision for income taxes for the three months ended December 31, 2004 and 2003 differ from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of the recognition of research and development tax credits. The effective rate for the three months ended December 31, 2004 increased from the prior year primarily due to a relatively smaller impact of research and development tax credits as well as slightly higher effective federal income tax rates. During the quarter ended December 31, 2004, the provision for income taxes was reduced by $0.2 million for research and development tax credits from prior periods which had not been recognized previously. These tax credits are principally from credits in which the statute of limitations had expired.

For the Nine-Month Periods December 31, 2004 versus 2003

Net Income. The Company's net income for the nine months ended December 31, 2004 was $11.3 million or $1.77 per share on a basic and $1.72 per share on a fully diluted basis. In comparison, we earned $7.3 million or $1.18 per share on a basic and $1.13 per share on a fully diluted basis in the nine months ended December 31, 2003. The increase in net income for the nine months ended December 31, 2004, was achieved primarily through the following:

o     a 21.7% increase in consolidated revenue; and

o an increase in the consolidated gross profit margin percentage which increased to 62.9% in the nine months ended December 31, 2004 versus 58.5% in the same period last year.

Revenue. Revenue for the nine months ended December 31, 2004 increased 21.7% to $63.4 million from $52.1 million for the nine months ended December 31, 2004. NextGen Division revenue increased 30.4% from approximately $39.7 million during the nine month ended December 31, 2003 to approximately $51.8 million during the nine month ended December 31, 2004, while QSI Division revenue declined by 6.2% during the same period from approximately $12.5 million to approximately $11.7 million.

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

System Sales. Company-wide sales of systems for the nine months ended December 31, 2004 increased 17.0% to $34.3 million from $29.4 million in the same prior year period.

Our increase in revenue from sales of systems was principally the result of a 18.4% increase in category revenue at our NextGen Division whose systems sales grew from $27.7 million to $32.8 million. This increase was driven primarily by higher sales of NextGen(emr) and NextGen(epm) software to both new and existing clients, as well as delivery of related implementation and training services, partially offset by declines in the sale of hardware, third party software, and supplies.

Category revenue in the QSI Division declined by 6.6% from $1.6 million in the nine months ended December 31, 2003 to approximately $1.5 million in the quarter ended December 31, 2004.

The following table breaks down our reported systems sales into software, hardware and third party software and supplies, and implementation and training services components by Division:

                                       --------------------------------------------------------------------
                                                           Hardware,
                                                          Third Party       Implementation         Total
                                                         Software and        and Training          System
                                        Software            Supplies           Services            Sales
                                       -----------       ------------       --------------      -----------
Nine months ended
 December 31, 2004
QSI Division ..................        $       686        $       576        $       246        $     1,508
NextGen Division ..............             22,821              3,808              6,209             32,838
                                       -----------        -----------        -----------        -----------
Consolidated ..................        $    23,507        $     4,384        $     6,455        $    34,346
                                       ===========        ===========        ===========        ===========

Nine months ended
 December 31, 2003
QSI Division ..................        $       553        $       788        $       274        $     1,615
NextGen Division ..............             17,423              5,366              4,955             27,744
                                       -----------        -----------        -----------        -----------
Consolidated ..................        $    17,976        $     6,154        $     5,229        $    29,359
                                       ===========        ===========        ===========        ===========

NextGen Division software revenue increased 31.0% between the nine months ended December 31, 2004 and the nine months ended December 31, 2003. The Division's software revenue accounted for 69.5% of divisional systems sales revenue during the nine months ending 2004, an increase from 62.8% in the nine months ended December 31, 2003. This increase was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue continues to be an area of primary emphasis for the NextGen division and management was pleased with the Division's performance in this area.

During the nine months ended December 31, 2004, 11.6% of NextGen's systems sales revenue was represented by hardware and third party software compared to 19.3% in the same prior year period. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared to prior periods. However, this decrease was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the division's sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 25.3% from the nine months ended December 31, 2003 to the nine months ended December 31, 2004. Implementation and training revenue at the NextGen Division increased its share of category revenue from 17.9% in the nine months ended December 31, 2003 to 18.9% in the nine months ended December 31, 2004. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The number of implementation and training staff increased during the course of the nine months ended December 31, 2004 versus 2003 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases will depend upon the availability of qualified staff, business conditions, and our ability to retain current staff members.

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

For the QSI Division, sales of systems, decreased 6.6% from the nine months ended December 31, 2003 to the nine months ended December 31, 2004. Increased software revenue in the division was offset by decreases in hardware, third party software, and implementation and training services. We do not presently foresee any material changes in the business environment for the division from that which we have experienced in recent quarters.

Maintenance and Other. For the nine months ended December 31, 2004, Company-wide revenue from maintenance and other services grew 27.7% to $29.1 million from $22.8 million during the same period last year. The increase in this category resulted principally from an increase in maintenance and EDI revenue from the NextGen Division's client base. Total NextGen Division maintenance revenue for the nine months ended December 31, 2004 grew 61.7% to $12.9 million from $7.9 million in the period a year ago, while EDI revenue grew 86.0% to $3.9 million compared to $2.1 million during the same period. QSI Division maintenance revenue declined 3.2% from $5.7 million to $5.5 million in the same period while QSI Divisional EDI revenue declined by approximately 8.0% from $4.0 million to $3.7 million during such period.

The following table details revenue included in maintenance and other for the nine month periods ended December 31, 2004 and 2003:

                                                     --------------------------------------------------------------------
                                                     Maintenance            EDI               Other              Total
                                                     -----------        -----------        -----------        -----------
Nine months ended
  December 31, 2004
QSI Division .................................       $     5,523        $     3,687        $       959        $    10,169
NextGen Division .............................            12,852              3,925              2,143             18,920
                                                     -----------        -----------        -----------        -----------
Consolidated .................................       $    18,375        $     7,612        $     3,102        $    29,089
                                                     ===========        ===========        ===========        ===========

Nine months ended
  December 31, 2003
QSI Division .................................       $     5,704        $     4,006        $     1,127        $    10,837
NextGen Division .............................             7,949              2,110              1,892             11,951
                                                     -----------        -----------        -----------        -----------
Consolidated .................................       $    13,653        $     6,116        $     3,019        $    22,788
                                                     ===========        ===========        ===========        ===========

The growth in overall maintenance revenue has come from new customers that have been added each quarter, additional software purchases by existing customers as well as our relative success in retaining existing maintenance customers. NextGen EDI revenue growth has come from new customers and from further penetration of the Division's existing customer base. NextGen's growth in maintenance and EDI revenue was at or above our general expectations for the period. We intend to continue to promote maintenance and EDI services to both new and existing customers.

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended December 31, 2004 and 2003 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites.

                                ------------------------------------------------------------------------------------------------
                                          NextGen                             QSI                           Consolidated
                                ----------------------------      ----------------------------      ----------------------------
                                Maintenance          EDI          Maintenance          EDI          Maintenance          EDI
                                -----------      -----------      -----------      -----------      -----------      -----------
December 31, 2003 .........             409              267              240              334              649              601
Billing sites added .......              99              148               10                4              109              152
Billing sites removed .....              (4)             (42)             (25)             (37)             (29)             (79)
                                -----------      -----------      -----------      -----------      -----------      -----------
December 31, 2004 .........             504              373              225              301              729              674
                                ===========      ===========      ===========      ===========      ===========      ===========

Cost of Revenue. The cost of revenue for the nine months ended December 31, 2004 increased 8.9% to $23.6 million from $21.6 million, while the cost of revenue as a percentage of net revenue decreased to 37.1% from 41.5% during the same period a year ago.

The decrease in our consolidated cost of revenue as a percentage of revenue between the nine months ended December 31, 2004 and the nine months ended December 31, 2003 is attributable to three main factors:

o a reduction in the level of third party hardware and software as a percentage of revenue in the NextGen Division;

o an increase in the NextGen Division's share of consolidated revenue from 76.1% in the nine months ended December 31, 2003 to 81.6% in December 31, 2004. The NextGen Division's gross profit percentage has been and continues to be higher than that of the QSI Division; and

o a decrease in the cost of revenue as a percentage of revenue at each of our Divisions causing a corresponding increase in gross profit margins at both of our Divisions.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two
Divisions:

                                    --------------------------------------------------------------------------------
                                      Hardware,       Payroll and
                                    Third Party         related                          Total Cost         Gross
                                      Software          Benefits          Other          of Revenue         Profit
                                     -----------      -----------      -----------      -----------      -----------
Nine months ended
December 31, 2004
QSI Division ...................             6.9%            17.4%            25.0%            49.3%            50.7%
NextGen Division ...............             6.8             13.1             14.5             34.4             65.6
                                     -----------      -----------      -----------      -----------      -----------
Consolidated ...................             6.8%            15.0%            15.3%            37.1%            62.9%
                                     ===========      ===========      ===========      ===========      ===========

Nine months ended
December 31, 2003
QSI Division ...................             7.5%            16.7%            26.6%            50.8%            49.2%
NextGen Division ...............            12.2             13.8             12.5             38.5             61.5
                                     -----------      -----------      -----------      -----------      -----------
Consolidated ...................            11.1%            14.5%            15.9%            41.5%            58.5%
                                     ===========      ===========      ===========      ===========      ===========

During the nine months ended December 31, 2004, the cost of hardware and third party software constituted 6.8% of consolidated revenue compared to 11.1% in the same year ago period. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared to prior periods. However this year over year reduction was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 15.0% of consolidated revenue compared to 14.5% in the nine months ended December 31, 2003. The absolute level of consolidated payroll and benefit expenses grew from $7.6 million in the nine months ended December 31, 2003 to $8.8 million in 2004, an increase of 16% or $1.2 million. This increase was due primarily to additions to headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division. These expenses increased to $6.8 million in the nine months ended December 31, 2004 compared to $5.5 million in the nine months ended December 31, 2003, an increase of 24%. The Division's payroll and benefits expense associated with delivering products and services as a percentage of divisional revenue in the nine months ended December 31, 2004 decreased to 13.1% compared to 13.8% in the prior year period. Headcount expense as a percentage of revenue for the nine month period ended December 31, 2004 at the QSI Division increased slightly compared to the prior year at 17.4% versus 16.7%, in the prior year period.

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

Other, which consists of outside service costs, amortization of software development costs and other costs remained fairly consistent on a consolidated basis between periods.

Should the NextGen Division continue to represent an increasing share of our revenue and should NextGen continue to show higher gross profit percentages compared to the QSI Division, our gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, our gross profit for the Company and our two operating Divisions increased for the nine month period ended December 31, 2004 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the nine month periods ended December 31, 2004 and 2003:

                              Nine months ended December 31,         Nine months ended December 31,
                              ------------------------------         ------------------------------
                                 2004                  %                2003                 %
                              ----------          ----------         ----------          ----------
QSI Division
Revenue ..............        $   11,678               100.0%        $   12,452               100.0%
Cost of revenue ......             5,756                49.3              6,323                50.8
                              ----------          ----------         ----------          ----------
Gross profit .........        $    5,922                50.7         $    6,129                49.2
                              ==========          ==========         ==========          ==========

NextGen Division
Revenue ..............        $   51,757               100.0         $   39,695               100.0
Cost of revenue ......            17,798                34.4             15,302                38.5
                              ----------          ----------         ----------          ----------
Gross profit .........        $   33,959                65.6         $   24,393                61.5
                              ==========          ==========         ==========          ==========

Consolidated
Revenue ..............        $   63,435               100.0         $   52,147               100.0
Cost of revenue ......            23,554                37.1             21,625                41.5
                              ----------          ----------         ----------          ----------
Gross profit .........        $   39,881                62.9%        $   30,522                58.5%
                              ==========          ==========         ==========          ==========

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2004 increased 16.5% to $16.8 million as compared to $14.4 million for the nine months ended December 31, 2003. The increase in the amount of such expenses resulted primarily from increases of $1.3 million in selling related compensation expenses at the NextGen Division, $0.8 million in other general selling, general and administrative expenses in the NextGen Division and $0.3 million in increased corporate related expenses. Selling, general and administrative expenses as a percentage of revenue declined from 27.6% in the nine months ended December 31, 2003 to 26.5% in the nine months ended December 31, 2004 due to revenues growing at a faster rate then selling, general, administrative expenses.

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

Research and Development Costs. Research and development costs for the nine months ended December 31, 2004 and 2003 were $5.1 million and $4.5 million, respectively. The increase in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 8.1% from 8.6% due in part, to the fact that revenue growth exceeded the increase in research and development spending. Research and development expenses are expected to continue at or above current levels.

Interest Income. Interest income for the nine months ended December 31, 2004 increased 94.7% to approximately $0.6 million compared with $0.3 million in the nine months ended

December 31, 2003. Interest income in the nine months ended December 31, 2004 increased primarily due to the effect of an increase in short term interest rates versus the prior year period as well as comparatively higher amounts of funds available for investment during the nine months ended December 31, 2004.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds and short term U.S. Treasuries with maturities of less than 90 days. Our Board of Directors continues to review alternate uses for our cash including, but not limited to payment of a special dividend, initiation of a regular dividend, initiation of a stock buy back program, an expansion of our investment policy to include investments with maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund an acquisition or other similar business activity. Any or all of these programs could significantly impact our investment income in future periods.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2004 was approximately $7.2 million as compared to approximately $4.6 million for the year ago period. The effective tax rates for the nine months ended December 31, 2004 and 2003 were 38.9% and 38.7%, respectively. The provision for income taxes for the nine months ended December 31, 2004 and 2003 differ from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of research and development tax credits. During the nine months ended December 31, 2004, the provision for income taxes was reduced by approximately $0.3 million for research and development tax credits from prior periods which had not been recognized previously including $0.2 million from credits in which the statute of limitations had expired.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the nine months ended December 31, 2004 and 2003:

                                                                  Nine months ended December 31,
                                                                  ------------------------------
                                                                     2004                 2003
------------------------------------------------------------------------------------------------
Cash and cash equivalents ................................        $   66,432          $   45,348

Net increase in cash and cash equivalents
during the nine month period .............................        $   15,037          $    8,905

Net income during the period .............................        $   11,318          $    7,296

Net cash provided by operations during the
period ...................................................        $   16,179          $   10,675

Number of days of sales outstanding at start
of the period ............................................                99                 106

Number of days of sales outstanding at the end
of the period ............................................               115                 108

The Company's principal source of cash was cash provided by operations. The number of days sales outstanding at the end of the period increased by two days during the nine month period ended December 31, 2003. The number of days sales outstanding increased by 16 days during the nine months ended December 31, 2004 primarily due to an increase in the volume of services sold by the NextGen Division which had not yet been rendered resulting in an increase in both deferred revenue and accounts receivable. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the nine months ended December 31, 2004, we anticipate being able to continue to generate cash from operations during fiscal 2005 primarily from the net income of the Company.

Cash and cash equivalents increased by $15.0 million between March 31, 2004 and December 31, 2004 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $8.9 million during the nine months ended December 31, 2003, also primarily as a result of cash generated by operating activities.

Net cash used in investing activities for the nine months ended December 31, 2004 and 2003 was $2.9 and $2.7 million respectively. Net cash used in investing activities for the nine months ended December 31, 2004 and 2003 consisted of additions to equipment and improvements and capitalized software.

During the nine months ended December 31, 2004, we received proceeds of $1.8 million from the exercise of stock options and recorded a reduction in income tax liability of $2.1 million related to tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

At December 31, 2004, we had cash and cash equivalents of $66.4 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

Management believes that its cash and cash equivalents on hand at December 31, 2004, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2005.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2004, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

--------------------------------                 -----------------------------------------------------------------
                                                               Less than       1-3            3-5          Beyond
Contractual Obligations                            Total         a year        years         years        5 years
--------------------------------                 ---------     ---------     ---------     ---------     ---------
Non-cancelable lease obligations                 $   2,459     $     334     $   2,068     $      56     $       0
                                                 =========     =========     =========     =========     =========

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

During the quarter ended December 31, 2004, the following changes have occurred in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. We have continued a process of implementing new software which will automate certain processes surrounding the recognition and the deferral of revenue related to our software sales arrangements with multiple elements. These processes include computing the amount of deferred revenue related to undelivered elements at the time a new sales arrangement is recorded and then subsequently recognizing the applicable portion of revenue as the elements are delivered to customers or are earned. These processes have historically been, and are currently being performed manually. During the quarter ended December 31, 2004 we used both the existing manual process as well as the new software to perform in a parallel manner the processes described above which related to revenue recognition of our software sales arrangements with multiple elements. As of December 31, 2004 (i) we had not developed sufficient controls over our new software in order to rely on the new automated processes and instead, relied on our existing manual process for the December 31, 2004 quarter financial statements, and (ii) we had also not completed our evaluation over our internal controls related to this new software. We have hired a third party accounting firm to assist in the process of evaluating and documenting our internal controls structure in preparation for our reporting requirements under Section 404 of the Sarbanes-Oxley Act.

In the course of our evaluation and documentation of our internal controls we have identified various deficiencies which we are in the course of remediating. Management does not believe that any identified deficiencies are considered material to our internal controls. Our evaluation of our internal controls over financial reporting is still in process.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

31.1 Certifications Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      QUALITY SYSTEMS, INC.


Date: February 7, 2005             By: /s/ Louis Silverman
                                       -----------------------------------------
                                   Louis Silverman
                                   Chief Executive Officer


Date: February 7, 2005             By: /s/ Paul Holt
                                       -----------------------------------------
                                   Paul Holt
                                   Chief Financial Officer; Principal Accounting
                                   Officer