Form 10-Q/A
period 2004-12-31
QUALITY SYSTEMS INC
filed 2005-02-11
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,534,105 shares of Common Stock, $0.01 par value, as of January 24, 2005.

================================================================================

                              PURPOSE OF AMENDMENT

This amendment No. 1 to Form 10-Q is being filed solely to amend Item 2. to correct billing site information on the QSI Maintenance and EDI site tables where amounts were transposed.

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

Research and Development Tax Credits. During the year ended March 31, 2003, we filed amended federal and certain state tax returns for the fiscal years ended March 31, 1998 through 2001, to take advantage of tax credits related to our research and development activities. In addition, we claimed research and development credits on our tax returns for the years ended March 31, 2004, 2003 and 2002 and have estimated tax credits for fiscal year 2005. Management has recorded a cumulative tax benefit which accounts for approximately 50% of the aggregate tax credits accumulated from April 1, 2001 through December 31, 2004 due to the uncertainly concerning the ultimate amount to be credited. Management's election to not recognize all of the tax credits claimed represents a significant estimate which affects the effective income tax rate for the Company in the nine month periods ending December 31, 2004 and 2003. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax codes. While we have received all of federal refunds claimed on the amended returns for fiscal years ended March 31, 1998 through 2001, none of the credits have been audited by the Internal Revenue Service. Credits claimed for state income tax purposes are in the process of being audited. However, no final conclusions have been received by us as of January 25, 2005.

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

The QSI Division, co-located with our Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize the Division's UNIX1 based medical practice management software product.

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

The QSI Division's practice management software suite utilizes a UNIX operating system. Its Clinical Product Suite ("CPS") utilizes a Windows NT2 operating system and can be fully integrated with the practice management software from each Division. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The Division develops, markets, and manages our EDI/connectivity applications. The QSInet Application Service Provider (ASP/Internet) offering is also developed and marketed by the Division.

Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)3 product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGenemr), Enterprise Practice Management (NextGenepm), Enterprise Appointment Scheduling (NextGeneas), Enterprise Master Patient Index (NextGenepi), NextGen Image Control System (NextGenics), Managed Care Server (NextGenmcs), Electronic Data Interchange, System Interfaces, Internet Operability (NextGenweb), a Patient-centric and Provider-centric Web Portal solution (NextMD4.com), and a handheld product (NextGenpda). NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

We continue to pursue product enhancement initiatives within each Division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 83% of our revenue for the third quarter of fiscal 2005 compared to 77% in the third quarter of fiscal 2004. The QSI Division accounted for 17% and 23% of revenue in the third quarter

---------------
(1)   UNIX is a registered trademark of the AT&T Corporation.

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

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                DECEMBER 31,              December 31,
                                          ------------------------  ------------------------
                                              2004         2003         2004         2003
                                          -----------  -----------  -----------  -----------
                                          (unaudited)  (unaudited)  (unaudited)  (unaudited)
Revenues:
  Software, hardware and supplies ....        44.3%        44.3%        44.0%        46.3%
  Implementation and training services         8.5          9.9         10.1         10.0
                                             -----        -----        -----        -----
System sales .........................        52.8         54.2         54.1         56.3

Maintenance and other services .......        47.2         45.8         45.9         43.7
                                             -----        -----        -----        -----
   Total revenue .....................       100.0        100.0        100.0        100.0
                                             -----        -----        -----        -----

Cost of revenue:
  Software, hardware and supplies ....         6.3         10.8          8.6         12.6
  Implementation and training services         7.1          7.8          7.1          7.6
                                             -----        -----        -----        -----
Total cost of system sales ...........        13.4         18.6         15.7         20.2

Total cost of maintenance and other
services .............................        20.6         22.7         21.4         21.3
                                             -----        -----        -----        -----
   Total cost of revenue .............        34.0         41.3         37.1         41.5
                                             -----        -----        -----        -----

   Gross profit ......................        66.0         58.7         62.9         58.5
                                             -----        -----        -----        -----

   Selling, general and administrative        29.1         26.9         26.5         27.6
   Research and development ..........         7.7          9.0          8.1          8.6
                                             -----        -----        -----        -----

   Income from operations ............        29.2         22.8         28.3         22.3
                                             -----        -----        -----        -----

Interest income ......................         1.2          0.5          0.9          0.5
                                             -----        -----        -----        -----

Income before provision for income
taxes ................................        30.4         23.3         29.2         22.8
Provision for income taxes ...........        11.3          9.0         11.4          8.8
                                             -----        -----        -----        -----

   Net income ........................        19.1%        14.3%        17.8%        14.0%
                                             =====        =====        =====        =====

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

Our increase in revenue from sales of systems was principally the result of a 21.1% increase in category revenue at our NextGen Division whose sales in this category grew from $9.3 million during the quarter ended December 31, 2003 to $11.3 million during the quarter ended December 31, 2004. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as delivery of related implementation services offset by declines in sales of related hardware, third party software, and supplies.

Systems sales revenue in the QSI Division declined 28.3% to approximately $0.4 million in the quarter ended December 31, 2004 from $0.5 million in the quarter ended December 31, 2003.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by Division:

                         ----------------------------------------------------------
                                      Hardware,
                                       Third
                                   Party Software    Implementation
                                        and            and Training       Total
                         Software     Supplies          Services       System Sales
                         --------  --------------    --------------    ------------
Three months ended
  December 31, 2004
QSI Division ......       $  167       $  132            $   89           $   388
NextGen Division ..        8,660          822             1,800            11,282
                          ------       ------            ------           -------
Consolidated ......       $8,827       $  954            $1,889           $11,670
                          ======       ======            ======           =======

Three months ended
  December 31, 2003
QSI Division ......       $  246       $  215            $   80           $   541
NextGen Division ..        5,801        1,806             1,711             9,318
                          ------       ------            ------           -------
Consolidated ......       $6,047       $2,021            $1,791           $ 9,859
                          ======       ======            ======           =======

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

The NextGen Division's growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division's flagship NextGenemr and NextGenepm software products in fiscal years 2004 and 2003, as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

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

The following table details revenue included in the maintenance and other category for the three month periods ended December 31, 2004 and 2003:

                       -------------------------------------------------
                       Maintenance      EDI         Other         Total
                       -----------     ------       ------       -------
Three months ended
  December 31, 2004
QSI Division ......       $1,845       $1,232       $  277       $ 3,354
NextGen Division ..        4,852        1,505          707         7,064
                          ------       ------       ------       -------
Consolidated ......       $6,697       $2,737       $  984       $10,418
                          ======       ======       ======       =======

Three months ended
  December 31, 2003
QSI Division ......       $1,863       $1,325       $  469       $ 3,657
NextGen Division ..        3,160          863          660         4,683
                          ------       ------       ------       -------
Consolidated ......       $5,023       $2,188       $1,129       $ 8,340
                          ======       ======       ======       =======

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

                 --------------------------------------------------------------------
                        NextGen                 QSI                Consolidated
                 -------------------     -------------------    ---------------------
                 Maintenance     EDI     Maintenance     EDI    Maintenance      EDI
                 --------------------------------------------------------------------
December 31,
2003 ........        409         267         334         240         743         507
Billing sites
added .......         99         148           4          10         103         158
Billing sites
removed .....         (4)        (42)        (37)        (25)        (41)        (67)
                    ----        ----        ----        ----        ----        ----
December 31,
2004 ........        504         373         301         225         805         598
                    ====        ====        ====        ====        ====        ====

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

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two
Divisions:

                      ------------------------------------------------  --------------
                        Hardware,  Payroll and
                      Third Party    related                Total Cost
                        Software     Benefits      Other    of Revenue   Gross Profit
                      -----------  ------------  ---------  ----------  --------------
Three months ended
December 31, 2004
QSI Division .....        5.0%         17.8%       25.7%       48.5%          51.5%
NextGen Division .        4.5          12.3        14.3        31.1           68.9
                         ----          ----        ----        ----           ----
Consolidated .....        4.6%         13.2%       16.2%       34.0%          66.0%
                         ====          ====        ====        ====           ====

Three months ended
December 31, 2003
QSI Division .....        7.0%         16.0%       26.1%       49.1%          50.9%
NextGen Division .        9.9          16.1        13.0        39.0           61.0
                         ----          ----        ----        ----           ----
Consolidated .....        9.3%         16.0%       16.0%       41.3%          58.7%
                         ====          ====        ====        ====           ====

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

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended December 31, 2004 and 2003:

                          -----------------------------------------------------
                            Three months ended            Three months ended
                                December 31,                  December 31,
                          ----------------------         ----------------------
                            2004            %             2003             %
                          -------         -----          -------         -----
QSI Division
Revenue .........         $ 3,742         100.0%         $ 4,198         100.0%
Cost of revenue .           1,815          48.5            2,060          49.1
                          -------         -----          -------         -----
Gross profit ....         $ 1,927          51.5          $ 2,138          50.9
                          =======         =====          =======         =====

NextGen Division
Revenue .........         $18,346         100.0          $14,001         100.0
Cost of revenue .           5,700          31.1            5,463          39.0
                          -------         -----          -------         -----
Gross profit ....         $12,646          68.9          $ 8,538          61.0
                          =======         =====          =======         =====

Consolidated
Revenue .........         $22,088         100.0          $18,199         100.0
Cost of revenue .           7,515          34.0            7,523          41.3
                          -------         -----          -------         -----
Gross profit ....         $14,573          66.0%         $10,676          58.7%
                          =======         =====          =======         =====

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

Research and Development Costs. Research and development costs for the three months ended December 31, 2004 and 2003 were $1.7 million and $1.6 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 7.7% from 9.0% during the months ended December 31, 2004. Research and development expenses are expected to continue at or above current levels.

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

Our increase in revenue from sales of systems was principally the result of a 18.4% increase in category revenue at our NextGen Division whose systems sales grew from $27.7 million to $32.8 million. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as delivery of related implementation and training services, partially offset by declines in the sale of hardware, third party software, and supplies.

Category revenue in the QSI Division declined by 6.6% from $1.6 million in the nine months ended December 31, 2003 to approximately $1.5 million in the quarter ended December 31, 2004.

The following table breaks down our reported systems sales into software, hardware and third party software and supplies, and implementation and training services components by Division:

                         -----------------------------------------------
                                     Hardware,
                                       Third
                                       Party      Implementation  Total
                                    Software and   and Training   System
                         Software     Supplies       Services      Sales
                         --------   ------------  --------------  -------
Nine months ended
 December 31, 2004
QSI Division .......      $   686      $  576         $  246      $ 1,508
NextGen Division ...       22,821       3,808          6,209       32,838
                          -------      ------         ------      -------
Consolidated .......      $23,507      $4,384         $6,455      $34,346
                          =======      ======         ======      =======

Nine months ended
 December 31, 2003
QSI Division .......      $   553      $  788         $  274      $ 1,615
NextGen Division ...       17,423       5,366          4,955       27,744
                          -------      ------         ------      -------
Consolidated .......      $17,976      $6,154         $5,229      $29,359
                          =======      ======         ======      =======

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

The NextGen Division's growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division's flagship NextGenemr and NextGenepm software products in fiscal years 2004 and 2003 as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

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

The following table details revenue included in maintenance and other for the nine month periods ended December 31, 2004 and 2003:


                                                  -----------------------------------------------
                                                  Maintenance     EDI        Other        Total
                                                  -----------   --------   ---------   ----------
Nine months ended
  December 31, 2004
QSI Division .................................      $ 5,523      $3,687      $  959      $10,169
NextGen Division .............................       12,852       3,925       2,143       18,920
                                                    -------      ------      ------      -------
Consolidated .................................      $18,375      $7,612      $3,102      $29,089
                                                    =======      ======      ======      =======

Nine months ended
  December 31, 2003
QSI Division .................................      $ 5,704      $4,006      $1,127      $10,837
NextGen Division .............................        7,949       2,110       1,892       11,951
                                                    -------      ------      ------      -------
Consolidated .................................      $13,653      $6,116      $3,019      $22,788
                                                    =======      ======      ======      =======

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

                    ----------------------------------------------------------------
                           NextGen               QSI                Consolidated
                    -------------------  ---------------------  --------------------
                    Maintenance    EDI    Maintenance     EDI   Maintenance     EDI
                    ----------------------------------------------------------------
December 31,
2003 .............       409        267        334        240        743        507
Billing sites
added ............        99        148          4         10        103        158
Billing sites
removed ..........        (4)       (42)       (37)       (25)       (41)       (67)
                        ----       ----       ----       ----       ----       ----
December 31,
2004 .............       504        373        301        225        805        598
                        ====       ====       ====       ====       ====       ====

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

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two
Divisions:

                     -----------------------------------------   --------
                     Hardware,  Payroll
                       Third      and
                       Party    related             Total Cost    Gross
                     Software   Benefits    Other   of Revenue    Profit
                     -----------------------------------------   --------
Nine months ended
December 31, 2004
QSI Division ....       6.9%      17.4%      25.0%      49.3%      50.7%
NextGen Division        6.8       13.1       14.5       34.4       65.6
                       ----       ----       ----       ----       ----
Consolidated ....       6.8%      15.0%      15.3%      37.1%      62.9%
                       ====       ====       ====       ====       ====

Nine months ended
December 31, 2003
QSI Division ....       7.5%      16.7%      26.6%      50.8%      49.2%
NextGen Division       12.2       13.8       12.5       38.5       61.5
                       ----       ----       ----       ----       ----
Consolidated ....      11.1%      14.5%      15.9%      41.5%      58.5%
                       ====       ====       ====       ====       ====

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

The following table details revenue and cost of revenue on a consolidated and divisional basis for the nine month periods ended December 31, 2004 and 2003:

                          Nine months ended          Nine months ended
                             December 31,                December 31,
                         --------------------       --------------------
                           2004          %           2003           %
                         -------      -------       -------      -------
QSI Division
Revenue ...........      $11,678        100.0%      $12,452        100.0%
Cost of revenue ...        5,756         49.3         6,323         50.8
                         -------      -------       -------      -------
Gross profit ......      $ 5,922         50.7       $ 6,129         49.2
                         =======      =======       =======      =======

NextGen Division
Revenue ...........      $51,757        100.0       $39,695        100.0
Cost of revenue ...       17,798         34.4        15,302         38.5
                         -------      -------       -------      -------
Gross profit ......      $33,959         65.6       $24,393         61.5
                         =======      =======       =======      =======

Consolidated
Revenue ...........      $63,435        100.0       $52,147        100.0
Cost of revenue ...       23,554         37.1        21,625         41.5
                         -------      -------       -------      -------
Gross profit ......      $39,881         62.9%      $30,522         58.5%
                         =======      =======       =======      =======

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

Research and Development Costs. Research and development costs for the nine months ended December 31, 2004 and 2003 were $5.1 million and $4.5 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 8.1% from 8.6% due in part, to the fact that revenue growth exceeded the increase in research and development spending. Research and development expenses are expected to continue at or above current levels.

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

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the nine months ended December 31, 2004 and 2003:

                                                     Nine months ended
                                                         December 31,
                                                    --------------------
                                                      2004         2003
------------------------------------------------------------------------

Cash and cash equivalents ....................      $66,432      $45,348

Net increase in cash and cash equivalents
during the nine month period .................      $15,037      $ 8,905

Net income during the period .................      $11,318      $ 7,296

Net cash provided by operations during the
period .......................................      $16,179      $10,675

Number of days of sales outstanding at start
of the period ................................           99          106

Number of days of sales outstanding at the end
of the period ................................          115          108

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2004, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

--------------------------------      -----------------------------------------------------------
                                                  Less than      1-3           3-5        Beyond
Contractual Obligations                 Total       a year       years        years       5 years
--------------------------------      -------      -------      -------      -------      -------
Non-cancelable lease obligations      $ 2,459      $   334      $ 2,068      $    56      $     0
                                      =======      =======      =======      =======      =======

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit
Number                 Description
------                 -----------

31.1 Certifications Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

-----------------

(1)   Filed as an exhibit to the initial filing of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      QUALITY SYSTEMS, INC.


Date:  February 11, 2005         By: /s/ Louis Silverman
                                    --------------------------------------
                                        Louis Silverman
                                        Chief Executive Officer


Date:  February 11, 2005         By: /s/ Paul Holt
                                    --------------------------------------
                                        Paul Holt
                                        Chief Financial Officer; Principal
                                        Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number                 Description
------                 -----------

31.1 Certifications Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

-----------
(1)   Filed as an exhibit to the initial filing of this report.