Form 10-Q/A
period 2004-09-30
QUALITY SYSTEMS INC
filed 2005-04-18
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 13,110,885 shares of Common Stock, $.01 par value, as of April 15, 2005.

================================================================================

                              PURPOSE OF AMENDMENT

This Amendment No. 2 to Form 10-Q is being filed solely to amend Part I, Item 2. to modify NextGen maintenance billing site information to conform to what was presented in our December 31, 2004 quarterly filing, which counts resellers who are being billed for more than one end user as one billing site.

                         PART I - FINANCIAL INFORMATION

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

      Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(3) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGenemr), Enterprise Practice Management (NextGen(epm)),

--------
(1)   UNIX is a registered trademark of the AT&T Corporation.

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

                                                  --------------------------------------------------------
                                                     Three Months Ended              Six Months Ended
(unaudited)                                             September 30,                  September 30,
----------------------------------------------------------------------------------------------------------
                                                    2004            2003            2004          2003
                                                  --------------------------------------------------------
Net revenues:
  Software, hardware and supplies                     43.9           46.7           43.8           47.3
   Implementation and training services               10.8           10.1           11.0           10.1
                                                  --------------------------------------------------------
Systems sales                                         54.7%          56.8%          54.8%          57.4%

Maintenance and other services                        45.3           43.2           45.2           42.6
                                                  --------------------------------------------------------
                                                     100.0          100.0          100.0          100.0

Cost of revenue:

  Software, hardware and supplies                      8.0           14.8            9.8           13.5
   Implementation and training services                7.4            7.3            7.2            7.5
                                                  --------------------------------------------------------
Total cost of System sales                            15.4           22.1           17.0           21.0

Cost of Maintenance and other services                22.0           20.4           21.8           20.5
                                                  --------------------------------------------------------

Total cost of revenue                                 37.4           42.5           38.8           41.5

                                                  --------------------------------------------------------
Gross profit                                          62.6           57.5           61.2           58.5

Selling, General and Administrative Expenses          25.5           27.0           25.1           28.0
Research and Development Costs                         8.6            8.5            8.3            8.4
                                                  --------------------------------------------------------

Income from Operations                                28.5           22.0           27.8           22.0
Investment Income                                       .8             .5             .7             .6
                                                  --------------------------------------------------------

Income before Provision for Income Taxes              29.3           22.5           28.5           22.6
Provision for Income Taxes                            11.8            8.9           11.3            8.8
                                                  --------------------------------------------------------
Net Income                                            17.5%          13.6%          17.2%          13.8%
----------------------------------------------------------------------------------------------------------

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

      The following table breaks down our reported Systems sales into software, hardware, third party software, supplies, and implementation and training services components by division:

                                   -------------------------------------------------------------
                                                   Hardware,
                                                 Third Party      Implementation
                                                  Software &        & Training
       (In thousands)               Software       Supplies          Services     Systems sales
------------------------------------------------------------------------------------------------
Three Months Ended
September 30, 2004
------------------------------------------------------------------------------------------------
NextGen                            $   7,484      $   1,306          $   2,200      $  10,990
------------------------------------------------------------------------------------------------
QSI Division                             196            321                100            617
-----------------------------------=============================================================
Consolidated                       $   7,680      $   1,627          $   2,300      $  11,607
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Three Months Ended
September 30, 2003
------------------------------------------------------------------------------------------------
NextGen                            $   5,756      $   2,001          $   1,699      $   9,456
------------------------------------------------------------------------------------------------
QSI Division                             117            370                 83            570
-----------------------------------=============================================================
Consolidated                       $   5,873      $   2,371          $   1,782      $  10,026
------------------------------------------------------------------------------------------------

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

      The following table details revenue included in the maintenance and other category for the three month periods ended September 30, 2004 and 2003:

                                -----------------------------------------------------------------------------------
                                     Three Months Ended September 30,            Three Months Ended September 30,
       (in thousands)                         2004                                         2003
                                -----------------------------------------------------------------------------------
                                 QSI        NextGen      Consolidated           QSI      NextGen      Consolidated
===================================================================================================================
Maintenance                     $1,794       $4,245          $6,039           $1,902      $2,606          $4,508
-------------------------------------------------------------------------------------------------------------------
EDI                              1,227        1,361           2,588            1,339         652           1,991
-------------------------------------------------------------------------------------------------------------------
Other                              317          666             983              379         738           1,117
===================================================================================================================
Total Maintenance & Other       $3,338       $6,272          $9,610           $3,620      $3,996          $7,616
-------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------
                                     NextGen              QSI Division                 Consolidated

Period                     Maintenance     EDI      Maintenance      EDI        Maintenance        EDI
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
September 30, 2003              373        267            343        253            716            520
---------------------------------------------------------------------------------------------------------------
Billing sites added              96        131              5          3            101            134
---------------------------------------------------------------------------------------------------------------
Billing sites removed            (4)       (26)           (44)       (37)           (48)           (63)
---------------------------------------------------------------------------------------------------------------
September 30, 2004              465        372            304        219            769            591
---------------------------------------------------------------------------------------------------------------

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

The following table details the individual components of cost of products and services and gross profits as a percentage of total revenue for our Company and our two divisions:

                         ----------------------------------------------------------------------------------
                         Hardware &                          Outside Services,
                         Third Party     Payroll &       Amortization of Software    Total Cost    Gross
                          Software       Benefits       Development Costs & Other    of Revenue    Profit
-----------------------------------------------------------------------------------------------------------
Three months ended
September 30, 2004
-----------------------------------------------------------------------------------------------------------
NextGen                      5.5%          12.9%                   16.1%                34.5%       65.5%
-----------------------------------------------------------------------------------------------------------
QSI Division                 9.3           16.9                    24.1                 50.3        49.7
--------------------------=================================================================================
Consolidated                 6.2%          13.7%                   17.5%                37.4%       62.6%
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Three months ended
September 30, 2003
-----------------------------------------------------------------------------------------------------------
NextGen                     14.8%          12.5%                   12.3%                39.6%       60.4%
-----------------------------------------------------------------------------------------------------------
QSI Division                 7.9           16.5                    27.2                 51.6        48.4
--------------------------=================================================================================
Consolidated                13.2%          13.4%                   15.7%                42.5%       57.5%
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

      The following table details revenue and cost of products and services on a consolidated and divisional basis for the three month periods ended September 30, 2004 and 2003:

                                    --------------------------------------------
    (in thousands)                         Three Months Ended September 30,
                                    --------------------------------------------
                                      2004         %          2003         %
    ============================================================================
    Consolidated
    ----------------------------------------------------------------------------
    Net Revenue                     $21,217       100%      $17,642       100%
    ----------------------------------------------------------------------------
    Cost of Product & Services        7,937      37.4%        7,492      42.5%
    ----------------------------------------------------------------------------
    Gross Margin                     13,280      62.6%       10,150      57.5%
    ============================================================================
    NextGen Division
    ----------------------------------------------------------------------------
    Net Revenue                     $17,262       100%      $13,452       100%
    ----------------------------------------------------------------------------
    Cost of Product & Services        5,947      34.5%        5,332      39.6%
    ----------------------------------------------------------------------------
    Gross Margin                     11,315      65.5%        8,120      60.4%
    ============================================================================
    QSI  Division
    ----------------------------------------------------------------------------
    Net Revenue                     $ 3,955       100%      $ 4,190       100%
    ----------------------------------------------------------------------------
    Cost of Product & Services        1,990      50.3%        2,160      51.6%
    ============================================================================
    Gross Margin                    $ 1,965      49.7%      $ 2,030      48.4%
    ----------------------------------------------------------------------------

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

      The following table breaks down our reported systems sales into software, hardware and third party software and supplies, and implementation and training services components by division:

   -----------------------------------------------------------------------------------------------------
                                                Hardware, third
                                                party software &    Implementation &
       (in thousands)             Software          supplies        training services    Systems Sales
   -----------------------------------------------------------------------------------------------------
   Six Months Ended
   September 2004
   -----------------------------------------------------------------------------------------------------
   NextGen                         $14,220           $2,925             $4,409              $21,554
   -----------------------------------------------------------------------------------------------------
   QSI Division                        519              446                157                1,122
   --------------------------------=====================================================================
   Consolidated                    $14,739           $3,371             $4,566              $22,676
   -----------------------------------------------------------------------------------------------------
   Six Months Ended
   September  2003
   -----------------------------------------------------------------------------------------------------
   NextGen                         $11,623           $3,560             $3,244              $18,427
   -----------------------------------------------------------------------------------------------------
   QSI Division                        306              574                193                1,073
   --------------------------------=====================================================================
   Consolidated                    $11,929           $4,134             $3,437              $19,500
   -----------------------------------------------------------------------------------------------------

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

      For the QSI Division, sales of systems,increased 4% from the six months ended September 30, 2003 to the six months ended September 30, 2004. Increased software revenue in the division was offset by decreases in hardware, third party software, and implementation and training services. We do not presently foresee any material changes in the business environment for the division from that which we have experienced in recent quarters.

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

      The following table details revenue included in maintenance and other for the six month periods ended September 30, 2004 and 2003:

                                -------------------------------------------------------------------------------
(in thousands)                       Six Months Ended September 30, 2004    Six Months Ended September 30, 2003
                                -------------------------------------------------------------------------------
                                      QSI        NextGen  Consolidated        QSI       NextGen   Consolidated
===============================================================================================================
Maintenance                          $3,678      $ 8,000      $11,678        $3,841      $4,789      $ 8,630
---------------------------------------------------------------------------------------------------------------
EDI                                   2,455        2,421        4,876         2,682       1,248        3,930
---------------------------------------------------------------------------------------------------------------
Other                                   681        1,436        2,117           657       1,231        1,888
---------------------------------------------------------------------------------------------------------------
Total Maintenance & Other            $6,814      $11,857      $18,671        $7,180      $7,268      $14,448
---------------------------------------------------------------------------------------------------------------

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

      The following table provides the number of billing sites who were receiving maintenance services as of the last business day of the quarters ended September 30, 2004 and 2003 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note that a single client may include one or multiple billing sites.

  ----------------------------------------------------------------------------------------------------
                                   NextGen                 QSI Division              Consolidated

  Period                     Maintenance     EDI        Maintenance    EDI        Maintenance    EDI
  ----------------------------------------------------------------------------------------------------
  ----------------------------------------------------------------------------------------------------
  September 30, 2003              373        267            343        253            716        520
  ----------------------------------------------------------------------------------------------------
  Billing sites added              96        131              5          3            101        134
  ----------------------------------------------------------------------------------------------------
  Billing sites removed            (4)       (26)           (44)       (37)           (48)       (63)
  ----------------------------------------------------------------------------------------------------
  September 30, 2004              465        372            304        219            769        591
  ----------------------------------------------------------------------------------------------------

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

      The following table details the individual components of cost of products and services and gross profits as a percentage of total revenue for our Company and our two divisions:

                         -------------------------------------------------------------------------------
                                                          Outside Services,
                           Hardware &                 Amortization of Software
                         Third Party    Payroll &        Development Costs &     Total Cost     Gross
                           Software      Benefits               Other            of revenue     Profit
--------------------------------------------------------------------------------------------------------
Six months ended
September 30, 2004
--------------------------------------------------------------------------------------------------------
NextGen                      7.5%          13.6%                15.1%                36.2%       63.8%
--------------------------------------------------------------------------------------------------------
QSI Division                 8.1           17.2                 24.4                 47.7        50.3
------------------------================================================================================
Consolidated                 8.0%          14.3%                16.5%                38.8%       61.2%
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Six months ended
September 30, 2003
--------------------------------------------------------------------------------------------------------
NextGen                     13.4%          12.6%                12.2%                38.2%       61.8%
--------------------------------------------------------------------------------------------------------
QSI Division                 8.1           17.1                 26.5                 51.7        48.3
------------------------================================================================================
Consolidated                12.1%          13.7%                15.8%                41.6%       58.4%
--------------------------------------------------------------------------------------------------------

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

      The following table details revenue and cost of products and services on a consolidated and divisional basis for the six month periods ended September 30, 2004 and 2003:

                                            ------------------------------------------------
            (in thousands)                           Six Months Ended September 30,
                                            ------------------------------------------------
                                              2004            %          2003           %
            ================================================================================
            Consolidated
            --------------------------------------------------------------------------------
            Net Revenue                     $41,347          100%      $33,948          100%
            --------------------------------------------------------------------------------
            Cost of Product & Services       16,038         38.8%       14,102         41.6%
            --------------------------------------------------------------------------------
            Gross Margin                     25,309         61.2%       19,846         58.4%
            ================================================================================
            NextGen Division
            --------------------------------------------------------------------------------
            Net Revenue                     $33,411          100%      $25,694          100%
            --------------------------------------------------------------------------------

            --------------------------------------------------------------------------------
            Cost of Product & Services       12,098         36.2%        9,839         38.2%
            --------------------------------------------------------------------------------
            Gross Margin                     21,313         63.8%       15,855         61.8%
            ================================================================================
            QSI  Division
            --------------------------------------------------------------------------------
            Net Revenue                     $ 7,936          100%      $ 8,254          100%
            --------------------------------------------------------------------------------
            Cost of Product & Services        3,940         49.7%        4,263         51.7%
            ================================================================================
            Gross Margin                    $ 3,996         50.3%      $ 3,991         48.3%
            --------------------------------------------------------------------------------

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

Liquidity and Capital Resources

      The following table presents selected financial statistics and information for each of the six months ended September 30, 2004 and 2003:

                                                                    --------------------------------
      ($ in thousands)                                              Six Months Ended September 30,
      ----------------------------------------------------------------------------------------------
      (unaudited)                                                        2004            2003
      ----------------------------------------------------------------------------------------------
      Cash and cash equivalents                                        $59,522         $40,573
      ----------------------------------------------------------------------------------------------

      Net increase in cash and cash equivalents during the six
      month period                                                     $ 8,127         $ 4,130
      ----------------------------------------------------------------------------------------------

      Net income during the period                                     $ 7,097         $ 4,685
      ----------------------------------------------------------------------------------------------

      Net cash provided by operations during the period                $ 9,121         $ 5,625
      ----------------------------------------------------------------------------------------------

      Number of days of sales outstanding at start of period                99             106
      ----------------------------------------------------------------------------------------------

      Number of days of sales outstanding at end of period                 108             110
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

      The following table summarizes our significant contractual obligations at September 30, 2004, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

----------------------------------------------------------------------------------------------------------------------
                                                            Less than a                                   Beyond 5
Contractual Obligations                          Total          year        1-3 years      3-5 years        years
----------------------------------------------------------------------------------------------------------------------
Non-cancelable lease obligations                 2,941         1,157          1,391           393             0
----------------------------------------------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

Item 6. Exhibits

  Exhibit
  Number      Description
---------     ------------------------------------------------------------------
  10.1        Form of Incentive Stock Option Agreement (Employees) (#) (1)

  10.2        Form of Nonqualified Stock Option Agreement (Directors) (#) (1)

  10.3        Bonus Criteria for Named Executive Officers (#) (1)

  10.4        Director Compensation Program (#) (1)

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

(1)   Filed as an exhibit to Amendment No. 1 to this Form 10-Q.

      Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      QUALITY SYSTEMS, INC.


Date: April 15 , 2005                 By: /s/ Louis Silverman
                                         ---------------------------------------
                                             Louis Silverman
                                             Chief Executive Officer


Date: April 15, 2005                  By: /s/ Paul Holt
                                         ---------------------------------------
                                             Paul Holt
                                             Chief Financial Officer; Principal
                                             Accounting Officer