Form 10-K
period 2005-03-31
QUALITY SYSTEMS INC
filed 2005-06-14
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ----------------------
                                    FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended March 31, 2005

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-13801

                              Quality Systems, Inc.
             (Exact name of Registrant as specified in its charter)

              California                             95-2888568
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

                18191 Von Karman Avenue, Irvine, California 92603
          (Address of principal executive offices, including zip code)

                                 (949) 255-2600
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                 None                                   None
         (Title of each class)      (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per Share
                                (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2004: 200,543,000 (based on the closing sales price of the Registrant's Common Stock as reported in the NASDAQ National Market System on that date, $50.51 per share).*

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 3, 2005: $415,011,000 (based on the closing sales price of the Registrant's Common Stock as reported in the NASDAQ National Market System on that date, $51.30 per share).*

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

     Common Stock, $.01 par value                      13,115,360
--------------------------------------  ----------------------------------------
               (Class)                       (Outstanding at June 8, 2005)

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III, Items 10, 11, 12, 13 and 14, of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 2005 annual meeting which is to be filed with the Commission within 120 days of its fiscal year ended on March 31, 2005.

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

                                     PART I

ITEM 1.     BUSINESS

General

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of the Registrant's product development plans, business strategies and market factors influencing the Registrant's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Registrant as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Registrant's ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within the Registrant's target marketplace and among the Registrant's competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Registrant's ability to achieve our goals. Interested persons are urged to review the risks described under "Item 1. Business. Risk Factors" and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Registrant's other public disclosures and filings with the Securities and Exchange Commission.

Company Overview

Quality Systems Inc., comprised of the QSI Division (QSI Division) and a wholly owned subsidiary, NextGen Healthcare Information Systems, Inc. (NextGen Division) (collectively, the Company, we, our, or us) develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (PHO's) and management service organizations (MSO's), ambulatory care centers, community health centers, and medical and dental schools.

The Company, a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980's, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid 1990's we made two acquisitions that accelerated our penetration of the medical market. These two acquisitions formed the basis for the NextGen Division. Today, we serve the medical and dental markets through our two divisions.

The two Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing, and branding. The two Divisions share the resources of our "corporate office" which includes a variety of accounting and other administrative functions. Additionally, there are a small number of clients who are simultaneously utilizing software from each of our two Divisions.

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

Electronic Data Interchange (EDI)/connectivity products are intended to automate a number of manual, often paper-based or telephony intensive communications between patients and/or providers and/or payors. Two of the more common EDI services are forwarding insurance claims electronically from providers to payors and assisting practices with issuing statements to patients. Most practices utilize at least some of these services from us or one of our competitors. Other EDI/connectivity services are used

______________________________
(1)   UNIX is a registered trademark of the AT&T Corporation.

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

Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(3) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGen(emr)), Enterprise Practice Management (NextGen(epm)), Enterprise Appointment Scheduling (NextGen(eas)), Enterprise Master Patient Index (NextGen(epi)), NextGen Image Control System (NextGen(ics)), Managed Care Server (NextGen(mcs)), Electronic Data Interchange, System Interfaces, Internet Operability (NextGen(web)), a Patient-centric and Provider-centric Web Portal solution (NextMD(4).com), and a handheld product (NextGen(pda)). During the year ended March 31, 2005, the NextGen Division introduced NextGen Express, a version of NextGen(emr) designed for small practices. NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

We continue to pursue product enhancement initiatives within each Division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 82.7% of our revenue for fiscal 2005 compared to 76.8% in fiscal 2004. Inclusive of divisional EDI revenue ,the QSI Division accounted for 17.3% and 23.2% of revenue in fiscal 2005 and 2004, respectively. The NextGen Division's year over year revenue grew at 35.2% and 45.8% in fiscal 2005 and 2004, respectively, while the QSI Division's year over year revenue declined by 6.8% and 5.3% in fiscal 2005 and 2004, respectively.

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

As the reimbursement environment continues to evolve, more healthcare providers enter into contracts, often with multiple entities, which define the terms under which care is administered and paid for. The diversity of payor organizations, as well as additional government regulation and changes in

______________________________
(2) Microsoft Windows, Windows NT, Windows 95, Windows 98, Windows XP, and Windows 2000 are registered trademarks of the Microsoft Corporation.

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

Company Strategy

The Company's strategy is, at present, to focus on it's core software business. Among the key elements central to this strategy are:

      o Continued development and enhancement of select software solutions in target markets;

      o Continued investments in our infrastructure including but not limited to product development, sales, marketing, implementation, and support;

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

      Practice Management Systems. Our products consist primarily of proprietary healthcare software applications together with third party hardware and other non-industry specific software. The systems range in capacity from one to thousands of users, allowing us to address the needs of both small and large organizations. The systems are modular in design and may be expanded to accommodate changing client requirements.

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

NextGen(epm)   is  the  NextGen   division's   practice   management   offering.
NextGen(epm) has been developed using a graphical user interface (GUI) client-server platform for compatibility with Windows 2000, Windows NT and Windows XP operating systems and relational databases that are ANSI SQL-compliant. NextGen(epm) is scalable and includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The system's three-tiered architecture allows work to be performed on the database server, the application server and the client workstation.

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

CPS incorporates Windows-based client-server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize(s) a Windows NT or Windows 2000 or Windows XP operating system and the hardware is typically a Pentium(7)-based single or multi-processor platform. Based on the

______________________________
(5) RS6000 is a registered trademark of International Business Machines Corporation.

(6)   AIX  is  a  registered   trademark  of  International   Business  Machines
Corporation.

(7)   Pentium is a registered trademark of Intel Corporation.

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

NextGen provides clinical software applications that are complementary to, and are integrated with, our medical practice management offerings and interface with many of the other leading practice management software systems on the market. The applications incorporated into our practice management solutions and others such as scheduling, eligibility, billing and claims processing are augmented by clinical information captured by NextGen(emr), including services rendered and diagnoses used for billing purposes. We believe that we currently provide a comprehensive information management solution for the medical marketplace.

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

_______________________________
(8)   Microsoft   and  SQL  Server  is  a  registered   trademark  of  Microsoft
Corporation.

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

Sales and Marketing

We sell and market our products nationwide primarily through a direct sales force. The efforts of the direct sales force are augmented by a small number of reseller relationships established by us. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2005 and 2004.

Our direct sales force typically makes presentations to potential clients by demonstrating the system and our capabilities on the prospective client's premises. Sales efforts aimed at smaller practices are primarily performed remotely via telephone or internet based presentations. Our sales and marketing employees identify prospective clients through a variety of means, including referrals from existing clients, industry consultants, contacts at professional society meetings, trade shows and seminars, trade journal advertising, direct mail advertising, and telemarketing.

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

We continue to concentrate our direct sales and marketing efforts on medical and dental practices, networks of such practices including MSO's and PHO's, professional schools, community health centers and other ambulatory care settings.

MSO's, PHO's and similar networks to which we have sold systems provide use of our software to those group and single physician practices associated with the organization or hospital on either a service basis or by directing us to contract with those practices for the sale of stand-alone systems.

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

We have numerous clients and do not believe that the loss of any single client would have a material adverse effect on us. No client accounted for ten percent or more of net revenue during the fiscal years ended March 31, 2005, 2004, or 2003.

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

Training may include a combination of computer assisted instruction (CAI) for certain of our products, remote training techniques and training classes conducted at the client's or our office(s). CAI consists of workbooks, computer interaction and self-paced instruction. CAI is also offered to clients, for an additional charge, after the initial training program is completed for the purpose of training  new and  additional  employees.  Remote  training  allows a trainer  at our  offices  to  train  one or more  people  at a  client  site via
telephone   and  computer   connection,   thus  allowing  an   interactive   and
client-specific mode of training without the expense and time required for travel. In addition, our on-line "help" and other documentation features facilitate client training as well as ongoing support.

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

Production Enhancement and Development

The  healthcare  information  management  and  computer  software  and  hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance, and improve our systems. During fiscal years 2005, 2004, and 2003, we expended approximately $9.6 million, $8.7 million, and $6.7 million, respectively, on research and development activities, including capitalized software amounts of $2.7 million, $2.6 million, and $1.7 million, respectively. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.

Employees

As of May 27, 2005, we employed 418 persons, of which 409 were full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.

Risks Relating to our Business

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

o     the specific mix of software, hardware, and services in client orders;

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

o deferrals of client orders in anticipation of new products, applications, product enhancements, or public/private sector initiatives;

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

Because a significant percentage of our expenses are relatively fixed, a variation in the timing of systems sales, implementations, and installations can cause significant variations in operating results from quarter to quarter. As a result, we believe that interim period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, our historical operating results are not necessarily indicative of future performance for any particular period.

We currently recognize revenue pursuant to SOP 97-2, as modified by SOP 98-9 and SAB 104. SAB 104 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements.

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

Two of our directors are significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. Two of our directors and principal shareholders beneficially owned an aggregate of approximately 38% of the outstanding shares of our common stock at March 31, 2005. The Company's Bylaws permit its shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of Company shares the opportunity to assure themselves one or more seats on the Company's Board. The amounts required to assure a Board position can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected and the number of shares held by the shareholder exercising cumulative voting rights. In the event that cumulative voting is invoked, it is likely that the two of our directors holding an aggregate of approximately 38% of the outstanding shares of our common stock at March 31, 2005 will each have sufficient votes to assure themselves of one or more seats on our Board. With or without cumulative voting, these shareholders will have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. In addition, such influence by one or both of these affiliates could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

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

o use of cash as acquisition currency may adversely impact interest or investment income , thereby potentially negatively affecting our earnings and /or earnings per share

o     difficulty  in  effectively   integrating  any  acquired  technologies  or
      software products into our current products and technologies;

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

o the possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies; and

o     difficulty  in  integrating   acquired   operations  due  to  geographical
      distance, and language and cultural differences;

o The possibility that acquired assets become impaired, requiring the Company to take a charge to earnings which could be significant.

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

We face the possibility of damages resulting from internal and external security breaches, and viruses. In the course of our business operations, we compile and transmit confidential information, including patient health information, in our processing centers and other facilities. A breach of security in any of these facilities could damage our reputation and result in damages being assessed against us. In addition, the other systems with which we may interface, such as the Internet and related systems may be vulnerable to security breaches, viruses, programming errors, or similar disruptive problems. The effect of these security breaches and related issues could disrupt our ability to perform certain key business functions and could potentially reduce demand for our services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures, although no assurance can be given that they will be entirely free from potential breach. Maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.

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

Any failure to provide secure infrastructure and/or electronic communication services could result in a lack of trust by our customers causing them to seek out other vendors, and/or, damage our reputation in the market making it difficult to obtain new customers.

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

Our operations are dependent upon our key personnel. If such personnel were to leave unexpectedly, we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of our key technical and senior management personnel, many of whom have been with us for a significant period of time. These personnel have acquired specialized knowledge and skills with respect to our business. We maintain key man life insurance on only one of our employees. Because we have a relatively small number of employees when compared to other leading companies in our industry, our dependence on maintaining our relationships with key employees is particularly significant. We are also dependent on our ability to attract high quality personnel, particularly in the areas of sales and applications development.

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

o     Medicaid laws;

o the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related rules proposed by the Health Care Financing Administration; and

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

We are subject to the effect of payor and provider conduct which we cannot control. We offer certain electronic claims submission products and services as part of our product line. While we have implemented certain product features designed to maximize the accuracy and completeness of claims submissions, these features may not be sufficient to prevent inaccurate claims data from being submitted to payors. Should inaccurate claims data be submitted to payors, we may be subject to liability claims.

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

In addition, development of related federal and state regulations and policies regarding the confidentiality of health information or other matters may or may not supercede HIPAA and have the potential to positively or negatively affect our business.

In addition, our software may potentially be subject to regulation by the U.S. Food and Drug Administration (the FDA) as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could have a material adverse effect on our business, financial condition and results of operations.

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

No evaluation process can provide complete assurance that our internal controls will detect and correct all failures within the Company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, if we continue to expand, the challenges involved in implementing appropriate controls will increase and may require that we evolve some or all of our internal control processes.

It is also possible that the overall scope of Section 404 of the Sarbanes Oxley Act of 2002 may be revised in the future, thereby causing our auditors and ourselves to review, revise or reevaluate our internal control processes which may result in the expenditure of additional human and financial resources.

Our earnings will be affected beginning fiscal year 2007 when we begin recognizing employee stock option expense, pursuant to recently issued accounting standards. Stock options have from time to time been an important component of the compensation packages for many of our mid- and senior-level employees. We currently do not deduct the expense of employee stock option grants from our income. However, beginning with the quarter ended June 30, 2006 and beyond, we will begin recognizing employee stock option expense for remaining unvested stock options and any future stock option grants, resulting in additional pre-tax compensation expense. Option expensing could have a negative impact upon the price of our stock.

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

Our future policy concerning the payment of dividends is uncertain. While we paid a one-time cash dividend in March 2005, we have not historically paid dividends, cash or otherwise, and there can be no assurance that we will pay another dividend in the future. Unfulfilled expectation to the contrary could have a material negative impact upon the price of our stock.

ITEM 2.     PROPERTIES

Our principal administrative, accounting and QSI Division operations are located in Irvine, California, under a lease that commenced May 15, 2002, and expired in April 30, 2005. In April 2005, we renewed our lease through May 31, 2008. We lease approximately 12,000 square feet of space at this location. In August 2002, we executed a new lease for the principal office of our NextGen Division. This lease includes approximately 32,000 square feet of space in Horsham, Pennsylvania, and expires on January 31, 2010. In the year ended March 31, 2005, we added approximately 14,000 of additional space in Horsham, Pennsylvania under new lease which expires on January 31, 2010. In addition, we lease approximately 6,000 square feet of space in Santa Ana, California, to house our assembly and warehouse operations. We have approximately 12,000 square feet of space in Atlanta, Georgia under a lease which expires in February, 2006. We also have an aggregate of approximately 4,000 square feet of space in Massachusetts, Minnesota, New Jersey, Texas, Utah, Wisconsin, and Washington to house additional sales, training, development and service operations. These leases, excluding options, have expiration dates ranging from month-to-month to March 2010. The Company's growth will require it to lease additional space. We believe that suitable additional or substitute space is available, if needed, at commercially reasonable rates.

ITEM 3.     LEGAL PROCEEDINGS

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these matters, has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

Executive Officers of the Company

Our executive officers as of May 31, 2005 were as follows:

Name                                Age                            Position
----                                ---   -----------------------------------------------------------
Louis E. Silverman...............   46    President, Chief Executive Officer

Patrick B. Cline.................   44    President, NextGen Healthcare Information Systems Division

Greg Flynn.......................   47    Executive Vice President and General Manger of QSI Division

Paul A. Holt.....................   39    Secretary, Chief Financial Officer

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

Paul A. Holt was appointed Chief Financial Officer in November 2000. Mr. Holt has served as our Controller from January 2000 to May 2000 and was appointed interim Chief Financial Officer in May 2000. Prior to joining us, Mr. Holt was the Controller of Sierra Alloys Co., Inc., a titanium metal manufacturing company from August 1999 to December 1999. From May 1997 to July 1999, he was Controller of Refrigeration Supplies Distributor, a wholesale distributor and manufacturer of refrigeration supplies and heating controls. From March 1995 to April 1997 he was Assistant Controller of Refrigeration Supplies Distributor. Mr. Holt is a Certified Public Accountant and holds an M.B.A. from the University of Southern California and a B.A. in Economics from the University of California, Irvin

                                     PART II

ITEM 5.     MARKET  FOR   REGISTRANT'S   COMMON   STOCK,   RELATED   STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ National Market under the symbol "QSII". The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

            Quarter Ended                                High          Low
            -------------                               -------      -------

            June 30, 2003 .........................     $ 18.23      $ 11.25

            September 30, 2003 ....................       23.43        12.58

            December 31, 2003 .....................       24.88        19.91

            March 31, 2004 ........................       30.80        19.50

            June 30, 2004 .........................       25.75        19.75

            September 30, 2004 ....................       27.75        20.77

            December 31, 2004 .....................       32.49        24.05

            March 31, 2005 ........................     $ 48.90      $ 27.90

At May 31, 2005, there were approximately 130 holders of record of our Common Stock. We estimate the number of beneficial holders of our Common Stock to be in excess of 6,000.

On February 2, 2005, the Company announced that its Board of Directors had declared a 2-for-1 stock split with respect to our outstanding shares of common stock for shareholders of record on March 4, 2005. The stock began trading post split on March 28, 2005. All share prices in the foregoing table have been retroactively adjusted to reflect such stock split.

On March 16, 2005, we paid a one time dividend on shares of our Common Stock equal to $1.50 per share. ($3.00 pre-split) The record date for the dividend was February 24, 2005. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

We did not make any unregistered sales of our common stock during the fourth quarter of 2005.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended March 31 and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited financial statements. The following information should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." included elsewhere herein.

Consolidated Financial Data

(In Thousands, Except Per Share Data)                                 Year Ended March 31,
                                                        2005       2004       2003       2002       2001
                                                      --------   --------   --------   --------   --------
Statement of Income Data:
      Revenue......................................   $ 88,961   $ 70,934   $ 54,769   $ 44,422   $ 39,936
      Cost of revenue..............................     32,669     28,673     23,755     19,253     17,283
                                                      --------   --------   --------   --------   --------
      Gross profit.................................     56,292     42,261     31,014     25,169     22,653
      Selling, general and administrative expenses.     24,776     19,482     15,293     13,068     13,585
      Research and development costs...............      6,903      6,139      5,062      4,243      4,081
                                                      --------   --------   --------   --------   --------
      Income from operations.......................     24,613     16,640     10,659      7,858      4,987
      Investment income............................        876        386        434        643      1,032
                                                      --------   --------   --------   --------   --------
      Income before provision for income taxes.....     25,489     17,026     11,093      8,501      6,019
      Provision for income taxes...................      9,380      6,626      4,058      3,233      2,510
                                                      --------   --------   --------   --------   --------
      Net income...................................   $ 16,109   $ 10,400   $  7,035   $  5,268   $  3,509
                                                      ========   ========   ========   ========   ========

      Basic net income per share...................   $   1.25   $   0.84   $   0.57   $   0.44   $   0.29
      Diluted net income per share.................   $   1.22   $   0.80   $   0.55   $   0.42   $   0.28
      Basic weighted average shares outstanding....     12,872     12,436     12,254     12,050     12,260
      Diluted weighted average shares outstanding..     13,203     12,966     12,778     12,480     12,406

Balance Sheet Data (at end of period):
      Cash and cash equivalents and short-term
      investments..................................   $ 51,157   $ 51,395   $ 36,443   $ 25,698   $ 18,729
      Working capital..............................     55,111     53,415     38,717     30,799     24,196
      Total assets.................................     99,442     86,678     67,602     52,143     44,883
      Total liabilities............................     36,711     25,673     20,069     12,093     10,996
      Total shareholders' equity...................   $ 62,731   $ 61,005   $ 47,533   $ 40,050   $ 33,887

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We believe revenue recognition, the allowance for doubtful accounts, goodwill impairment, capitalized software costs and research and development tax credits are among the most critical accounting policies that impact our consolidated financial statements. We believe that significant accounting policies, as described in Note 2 of our Consolidated Financial Statements, "Summary of Significant Accounting Policies", should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition. Our revenue is primarily generated from the sale of software licenses, services, hardware, maintenance fees, and EDI services. We currently recognize revenue pursuant to Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as modified by Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions" (SOP 98-9), Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) and Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 104 modifies certain guidance provided in SAB 101.

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

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Our determination of the fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. Management determines the price of individual elements sold separately using a rolling average of stand alone transactions. VSOE calculations are reviewed on a quarterly basis.

If evidence of fair value of all undelivered elements exists but evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred at VSOE and the remaining portion of the arrangement fee is recognized as revenue, net of all discounts.

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1), whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue reported in its consolidated financial statements.

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

Goodwill Impairment. Our long-lived assets include goodwill of $1.8 million as of March 31, 2005 and 2004, respectively. We follow Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). The statement applies to the amortization of goodwill and other intangible assets. We no longer amortize amounts related to goodwill. The balance of goodwill is related to our NextGen Division. Under SFAS 142, we are required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. We have compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2004 (the date of our last annual impairment test) was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows. There have been no changes that would lead us to believe there is any impairment of the goodwill since the date of the last annual impairment test through March 31, 2005.

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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Such capitalized costs are amortized on a straight line basis over the estimated economic life of the related product, of three years. We perform an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Research and Development Tax Credits. During the year ended March 31, 2003, the Company filed amended federal and state tax returns for the fiscal years ended March 31, 1998 through 2001, to take advantage of tax credits related to our research and development activities. In addition, the Company claimed research and development credit on its tax returns for the years ended March 31, 2004, 2003 and 2002. The provision for income taxes for the year ended March 31, 2004 and 2003 accounted for a portion of the aggregate tax credits accumulated through the end of each period due to the uncertainly concerning the ultimate amount of tax to be credited. As of March 31, 2004, the Company had a balance of $0.5 million in credits which had not been recognized. In the quarter ended March 31, 2005, the state of California completed an audit of the Company's tax returns and did not materially change credits related to research and development. Based on the results of that audit as well the expiration of the statue of limitations on certain amended returns, the provision for income taxes for the year ended March 31, 2005 was reduced by the $0.5 million in tax credits which had not been recognized as of March 31 2004.

Management's treatment of research and development tax credits represented a significant estimate which affected the effective income tax rates for the Company in the years ending March 31, 2005 and 2004. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax codes. While the Company has received all of federal refunds claimed, none of the credits have been audited by the Internal Revenue Service.

Overview of Company results

o We have experienced significant growth in our total revenue as a result of revenue growth in our NextGen Healthcare Information Services Division. Our total Company revenue grew 25.4% on a consolidated basis during the twelve months ended March 31, 2005 versus 2004 and 29.5% in the twelve months ended March 31, 2004 versus 2003.

o Consolidated income from operations grew 47.9% in the twelve months ended March 31, 2005 versus 2004 and 56.1% in the twelve months ended March 31, 2004 versus 2003. This performance was driven in large part by the results in our NextGen Division.

o We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates of technology in the healthcare arena.

NextGen Division

o Our NextGen Division has experienced significant growth in revenue and operating income. Divisional revenue grew 35.2% in the twelve months ended March 31, 2005 versus 2004 and 45.8% in the twelve months ended March 31, 2004 versus 2003 while divisional operating income (excluding unallocated corporate expenses) grew 64.1% in the twelve months end March 31, 2005 and 77.4% in the twelve months ended March 31, 2004.

o During the twelve months ended March 31, 2005, we added staffing resources to departments including sales, marketing, support, implementation, software development, and administration and intend to continue to do so in fiscal year 2006.

o Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

o Our QSI Division experienced a revenue decline of 6.8% in the twelve months ended March 31, 2005 versus 2004 and 5.3% in the twelve months ended March 31, 2004 versus 2003. The Division experienced a 14.7% decrease in operating income (excluding unallocated corporate expenses) in the twelve months ended March 31, 2005 versus 2004.

o Our goals for the QSI Division include maximizing revenue and profit performance given the constraints present in this Division's target market.

The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our Consolidated Statements of Operations.


                                                                     Year Ended March 31,
                                                                2005         2004        2003
                                                              ---------    ---------   ---------
Revenue:
   System sales............................................        54.5%        55.7%       53.3%
   Maintenance, EDI, and other services....................        45.5         44.3        46.7
                                                              ---------    ---------   ---------
   Total revenue...........................................       100.0        100.0       100.0
   Cost of revenue.........................................        36.7         40.4        43.4
                                                              ---------    ---------   ---------
   Gross profit............................................        63.3         59.6        56.6
   Selling, general and administrative expenses............        27.9         27.4        27.9
   Research and development costs..........................         7.8          8.7         9.2
                                                              ---------    ---------   ---------
   Income from operations..................................        27.7         23.5        19.5
   Investment income.......................................         1.0          0.5         0.8
                                                              ---------    ---------   ---------
   Income before provision for income taxes................        28.7         24.0        20.3
   Provision for income taxes..............................        10.5          9.3         7.5
                                                              ---------    ---------   ---------
   Net income..............................................        18.1%        14.7%       12.8%

Comparison of the Years Ended March 31, 2005 and March 31, 2004

For the year ended March 31, 2005, our net income was $16.1 million or $1.25 per share on a basic and $1.22 per share on a fully diluted basis. In comparison, we earned $10.4 million or $0.84 per share on a basic and $0.80 on a fully diluted basis in the year ended March 31, 2004. The increase in net income for the year ended March 31, 2005, was achieved primarily through the following:

      o     a 25.4% increase in revenue;

      o     an increase in our gross profit margin from 59.6% to 63.3%.

Revenue. Revenue for the year ended March 31, 2005 increased 25.4% to $89.0 million from $70.9 million for the year ended March 31, 2004. NextGen Division revenue increased 35.2% from $54.4 million to approximately $73.6 million in the period, while QSI Division revenue declined by 6.8% during the period from approximately $16.5 million to $15.4 million.

We divide revenue into two categories, "System sales" and "Maintenance, EDI, and other services". Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company's software systems. Revenue in the maintenance and other services category includes maintenance, EDI, and other revenue. Maintenance and EDI revenue are the principle sources of revenue in this category.

System Sales. Company-wide sales of systems for the twelve months ended March 31, 2005 increased 22.8% to $48.5 million from $39.5 million in the prior year.

Our increase in revenue from sales of systems was principally the result of a 24.8% increase in category revenue at our NextGen Division whose sales in this category grew from $37.3 million during the year ended March 31, 2004 to $46.6 million during the year ended March 31, 2005. This increase was driven primarily by higher sales of NextGen(emr) and NextGen(epm) software to both new and existing clients, as well as an increase in the delivery of related implementation services offset by a decline in the sale of related hardware, third party software and supplies.

Systems sales revenue in the QSI Division declined 11.1% to approximately $1.9 million in the year ended March 31, 2005 from $2.2 million in the year ended March 31, 2004.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by Division:

                          --------------------------------------------------------------------
                                              Hardware,
                                             Third Party      Implementation
                                             Software and      and Training         Total
                            Software           Supplies          Services        System Sales
                          -------------     -------------     --------------     -------------
Twelve months ended
  March 31, 2005
QSI Division............  $        889      $         744     $          306     $       1,939
NextGen Division........        33,230              4,811              8,548            46,589
                          -------------     -------------     --------------     -------------
Consolidated............  $     34,119      $       5,555     $        8,854     $      48,528
                          =============     =============     ==============     =============

Twelve months ended
  March 31, 2004
QSI Division............  $        807      $       1,029     $          345     $       2,181
NextGen Division........        24,657              6,139              6,548            37,344
                          -------------     -------------     --------------     -------------
Consolidated............  $     25,464      $       7,168     $        6,893     $      39,525
                          =============     =============     ==============     =============

NextGen Division software revenue increased 34.8% between the twelve months ended March 31, 2004 and the twelve months ended March 31, 2005. The Division's software revenue accounted for 71.3% of divisional system sales revenue during the twelve months ended March 31, 2005, an increase from 66.0% in the prior year period. The increase in software's share of systems sales was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division and management was pleased with the Division's performance in this area.

During the twelve months ended March 31, 2005, 10.3% of NextGen's system sales revenue was represented by hardware and third party software compared to 16.4% in the same prior year period. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared to prior year periods. However, this decrease was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each year depending on the needs of customers. The inclusion of hardware and third party software in the division's sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 30.5% in the twelve months ended March 31, 2005 compared to the twelve months ended March 31, 2004. Implementation and training revenue at the NextGen Division increased its share of divisional system sales revenue to 18.3% in the twelve months ended March 31, 2005 from 17.5% in the twelve months ended March 31, 2004. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The amount of implementation and training services revenue and the corresponding rate of growth compared to a prior period in any given year is dependant on several factors including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the twelve months ended March 31, 2005 versus March 31, 2004 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

The NextGen Division's growth has come in part from investments in sales and marketing activities, including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division's flagship NextGenemr and NextGenepm software products in fiscal years 2005 and 2004, as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

For the QSI Division, total system sales decreased 11.1% in the twelve months ended March 31, 2005 compared to the twelve months ended March 31, 2004. We do not presently foresee any material changes in the business environment for the Division with respect to the constrained environment that has been in place for the past several years. QSI systems sales during the fiscal year ended March 31, 2005 were impacted by year over year declines in hardware and implementation and training services.

Maintenance, EDI, and other. Company-wide revenue from maintenance, EDI, and other services grew 28.7% to $40.4 million from $31.4 million. The increase in this category resulted principally from an increase in maintenance and EDI revenue generated from the NextGen Division's client base. Total NextGen Division maintenance revenue for the year ended March 31, 2005 grew 55.7% to $17.9 million from $11.5 million in the year ago period, while EDI revenue grew 86.0% to $5.6 million compared to $3.0 million in the year ago period. QSI Division maintenance revenue declined 3.8% from $7.6 million to $7.3 million in the same period while divisional EDI revenue declined by approximately 7.6% from $5.3 million to $4.9 million.

The following table details revenue by category for the twelve month periods ended March 31, 2005 and 2004:

                          --------------------------------------------------------------------
                           Maintenance           EDI              Other              Total
                          -------------     -------------     -------------      -------------
Twelve months ended
  March 31, 2005
QSI Division............  $       7,279     $       4,877     $       1,273      $      13,429
NextGen Division........         17,881             5,611             3,512             27,004
                          -------------     -------------     -------------      -------------
Consolidated............  $      25,160     $      10,488     $       4,785      $      40,433
                          =============     =============     =============      =============

Twelve months ended
  March 31, 2004
QSI Division............  $       7,570     $       5,276     $       1,464      $      14,310
NextGen Division........         11,481             3,016             2,602             17,099
                          -------------     -------------     -------------      -------------
Consolidated............  $      19,051     $       8,292     $       4,066      $      31,409
                          =============     =============     =============      =============

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the period ended March 31, 2005 and 2004 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each Division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites.

                          -------------------------------------------------------------------------------------------------------
                                      NextGen                               QSI                            Consolidated
                          -------------------------------     -------------------------------     -------------------------------
                           Maintenance          EDI            Maintenance          EDI            Maintenance           EDI
                          -------------     -------------     -------------     -------------     -------------     -------------
March 31, 2004.                     421               293               321               234               742               527
Billing sites added                 138               144                 4                 7               142               151
Billing sites removed                (1)              (43)              (29)              (23)              (30)              (66)
                          -------------     -------------     -------------     -------------     -------------     -------------
March  31, 2005                     558               394               296               218               854               612
                          =============     =============     =============     =============     =============     =============

Cost of revenue. Cost of revenue for the year ended March 31, 2005 increased 13.9% to $32.7 million from $28.7 million for the year ended March 31, 2004, while the cost of revenue as a percentage of net revenue declined to 36.7% from 40.4% during the same period. Our consolidated gross profit is impacted by the level of hardware content included in system sales, the percentage of EDI revenue in our overall sales mix, and certain headcount expenses directly related to the cost of delivering our products and services. Consolidated gross profit is also impacted by the higher margin revenues of the NextGen Division which increased its share of total company revenue to 82.7% from 76.8% in the prior year.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the twelve month periods ended March 31, 2005 and 2004:

                                                 Year Ended March 31,
                          -------------------------------------------------------------------
                              2005                %               2004                %
Consolidated
Revenue.................  $      88,961             100.0%    $     70,934              100.0%
Cost of revenue.........         32,669              36.7           28,673               40.4
                          -------------     -------------     ------------      -------------
Gross profit............         56,292              63.3           42,261               59.6

NextGen Division
Revenue.................         73,594             100.0           54,443              100.0
Cost of revenue.........         25,004              34.0           20,398               37.5
                          -------------     -------------     ------------      -------------
Gross profit............         48,590              66.0           34,045               62.5

QSI Division
Revenue.................         15,367             100.0           16,491              100.0
Cost of revenue.........          7,665              49.9            8,275               50.2
                          -------------     -------------     ------------      -------------
Gross profit............  $       7,702              50.1%    $      8,216               49.8%

Gross profit margins at the NextGen Division for the year ended March 31, 2005 increased to 66.0% from 62.5% primarily due to a decrease in the proportionate level of hardware and third party software content included in revenue as well as a slight decrease in the relative level of applicable headcount expense associated with delivering our products and services. The QSI Division's gross profit margin improved slightly to 50.1% in the year ended March 31, 2005 from 49.8% in the same period last year due to proportionately lower hardware and third party software content included in revenue.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two divisions:

                        -------------------------------------------------------------------    -------------
                                                               Outside
                                                              Services,
                                                           Amortization of
                          Hardware,        Payroll and        Software
                         Third Party         related        Development       Total Cost of
                          Software          Benefits       Costs and Other       Revenue       Gross Profit
                        -------------     -------------    ---------------    -------------    -------------
Twelve months ended
March 31, 2005
QSI Division..........            6.1%             17.8%              26.0%            49.9%            50.1%
NextGen Division......            6.8              12.6               14.6             34.0             66.0
                        -------------     -------------    ---------------    -------------    -------------
Consolidated..........            6.7              13.5               16.5             36.7             63.3
                        =============     =============    ===============    =============    =============

Twelve months ended
March 31, 2004
QSI Division..........            7.6              16.8               25.8             50.2             49.8
NextGen Division......           10.8              14.2               12.5             37.5             62.5
                        -------------     -------------    ---------------    -------------    -------------
Consolidated..........           10.0%             14.8%              15.6%            40.4%            59.6%
                        =============     =============    ===============    =============    =============

During the twelve months ended March 31, 2005, hardware and third party software constituted a smaller portion of consolidated revenue compared to the same prior year period, driven principally by the composition of NextGen Division revenue. This year over year reduction was not the result of any identifiable trend or change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 13.5% of consolidated revenue compared to 14.8% during the prior twelve months ended March 31, 2004. The absolute level of consolidated payroll and benefit expenses grew primarily due to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division. Payroll and benefits expense associated with delivering products and services in the QSI Division declined slightly on an absolute basis, but increased slightly on a percentage of revenue basis. We anticipate continued additions to headcount in the NextGen Division in areas related to delivering products and services in future periods, but due to the uncertainties in the timing of our sales arrangements, our sales mix, the acquisition and training of qualified personnel, and other issues, we cannot accurately predict if related headcount expense as a percentage of revenue will increase or decrease in the future.

We do not currently intend to make any significant additions to related headcount at the QSI Division.

Should the NextGen Division continue to represent an increasing share of our revenue and should the NextGen Division continue to carry higher gross margins than the QSI Division, our consolidated gross margin percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, our gross profit for the Company and our two operating divisions increased for the twelve month period ending March 31, 2005 versus the prior year period.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses for the year ended March 31, 2005 increased 27.2% to $24.8 million as compared to $19.5 million for the year ended

March 31, 2004. The increase resulted primarily from increases of $2.0 million in selling and administrative salaries and related benefits expenses in the NextGen Division, $0.9 million for corporate related professional services principally in the area of Sarbanes-Oxley compliance, $0.6 million in commission expense principally in the NextGen division, $0.4 million in corporate related salaries and related benefit expenses, $0.4 million in NextGen travel expenses and $1.0 million in other general and administrative expenses primarily in the NextGen Division. Selling, general and administrative expenses as a percentage of revenue slightly increased to 27.9% in the fiscal year ended March 31, 2005 from 27.4% in the fiscal period ended March 31, 2004 due to selling, general and administrative expenses growing at a slightly faster rate than revenue.

We  anticipate  increased  expenditures  for trade  shows,  advertising  and the
employment  of  additional  sales  representatives   primarily  at  the  NextGen
Division. We are hopeful that we will be able to achieve at least a moderate reduction in expenses related to Sarbanes Oxley Act compliance. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general, and administrative expenses as a percentage of revenue.

Research and Development Costs. Research and development costs for the year ended March 31, 2005 and 2004 were $6.9 million and $6.1 million, respectively. The increase in research and development costs was primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 7.8% from 8.7% primarily due to revenue growing at a faster rate than the increase in research and development spending. Research and development costs are expected to continue at or above current levels.

Investment Income. Investment income for the year ended March 31, 2005 increased 127% to approximately $0.9 million compared with $0.4 million in the year ended March 31, 2004. The increase was primarily due to the effect of an increase in short term interest rates versus the prior year period as well as comparatively higher amounts available for investment during the fiscal period ended March 31, 2005. During the fourth quarter of fiscal year 2005, the Company paid a one time dividend of approximately $19.6 million, which reduced the amount of funds available for investment during this period.

Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2005 was approximately $9.4 million as compared to approximately $6.6 million for the year ago period. The effective tax rates for fiscal 2005 and 2004 were 36.8% and 38.9%, respectively. The provision for income taxes for the years ended March 31, 2005 and 2004 differ from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of research and development tax credits. During fiscal 2005, the Company recognized approximately $0.5 million of research and development credits which had not been recognized previously due to the uncertainly concerning the ultimate amount of tax to be credited. In the quarter ended March 31, 2005, the State of California completed an audit of the Company's tax returns and did not materially change credits related to research and development. Based on the results of that audit as well the expiration of the statue of limitations on certain amended returns, the provision for income taxes for the year ended March 31, 2005 was reduced by the $0.5 million in tax credits which had not been recognized as of March 31 2004.

Comparison of the Years Ended March 31, 2004 and March 31, 2003

For the year ended March 31, 2004, our net income was $10.4 million or $0.84 per share on a basic and $0.80 per share on a fully diluted basis. In comparison, the Company earned $7.0 million or $0.57 per share on a basic and $0.55 per shares on a diluted basis in the year ended March 31, 2003. The increase in net income for the year ended March 31, 2004, was achieved through the following:

      o     a 29.5% increase in revenue;

      o     an increase in our gross profit margin from 56.6% to 59.6%; and

      o Selling, general and administrative and research and development expenses which grew at 27.4% and 21.3% respectively; slower than the overall revenue growth rate.

Revenue. Net revenue for the year ended March 31, 2004 increased 29.5% to $70.9 million from $54.8 million for the year ended March 31, 2003. Sales of computer systems, upgrades and supplies increased 35.5% to $39.5 million from $29.2 million while net revenue from maintenance, EDI, and other service grew 22.7% to $31.4 from $25.6 million during the comparable prior period. The increase in net revenue from sales of computer systems, upgrades and supplies was principally due to increased sales of the Company's NextGen(epm) and NextGen(emr) software licenses to new customers.

We divide revenue into two categories, "System sales" and "Maintenance, EDI, and other services". Revenue in the systems sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company's software systems. Revenue in the maintenance and other services category includes maintenance, EDI, and other revenue. Maintenance and EDI revenue are the principle sources of revenue in this category.

System Sales. Company-wide sales of systems for the twelve months ended March 31, 2004 increased 35.5% to $39.5 million from $29.2 million in the prior year.

Our increase in revenue from sales of systems was principally the result of a 42.5% increase in category revenue at our NextGen Division whose sales in this category grew from $26.2 million during the year ended March 31, 2003 to $37.3 million during the year ended March 31, 2004. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as delivery of related implementation services and sales of related hardware, third party software, and supplies.

Systems sales revenue in the QSI Division declined 26.2% to approximately $2.2 million in the year ended March 31, 2004 from $3.0 million in the year ended March 31, 2003.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by Division:

                          --------------------------------------------------------------------
                                              Hardware,
                                             Third Party      Implementation
                                             Software and      and Training         Total
                            Software           Supplies          Services        System Sales
                          -------------     -------------     --------------     -------------
Twelve months ended
  March 31, 2004
QSI Division.........     $         807     $       1,029     $          345     $       2,181
NextGen Division.....            24,657             6,139              6,548            37,344
                          -------------     -------------     --------------     -------------
Consolidated.........     $      25,464     $       7,168     $        6,893     $      39,525
                          =============     =============     ==============     =============

Twelve months ended
  March 31, 2003
QSI Division.........     $       1,591     $       1,160     $          205     $       2,956
NextGen Division.....            17,982             4,658              3,573            26,213
                          -------------     -------------     --------------     -------------
Consolidated.........     $      19,573     $       5,818     $        3,778     $      29,169
                          =============     =============     ==============     =============

Maintenance, EDI, and other. Company-wide revenue from maintenance, EDI, and other services grew 22.7% to $31.4 million from $25.6 million. The increase in this category resulted principally from an increase in maintenance and EDI revenue from the NextGen Division's client base. Total NextGen Division maintenance revenue for the year ended March 31, 2004 grew 58.0% to $11.5 million from $7.3 million in the year ago period, while EDI revenue grew 74.0% to $3.0 million compared to $1.7 million in the same period. QSI Division maintenance revenue declined 4.7% from $7.9 million to $7.6 million in the same period while divisional EDI revenue declined by approximately 2.8% from $5.4 million to $5.3 million.

The following table details revenue by category for the twelve month periods ended March 31, 2004 and 2003:

                          --------------------------------------------------------------------
                           Maintenance           EDI              Other              Total
                          -------------     -------------     -------------      -------------
Twelve months ended
  March 31, 2004
QSI Division.........     $       7,570     $       5,276     $       1,464      $      14,310
NextGen Division.....            11,481             3,016             2,602             17,099
                          -------------     -------------     -------------      -------------
Consolidated.........     $      19,051     $       8,292     $       4,066      $      31,409
                          =============     =============     =============      =============

Twelve months ended
  March 31, 2003
QSI Division.........     $       7,941     $       5,426     $       1,100      $      14,467
NextGen Division.....             7,267             1,733             2,133             11,133
                          -------------     -------------     -------------      -------------
Consolidated.........     $      15,208     $       7,159     $       3,233      $      25,600
                          =============     =============     =============      =============

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the period ended March 31, 2004 and 2003 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each Division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites.

                          -------------------------------------------------------------------------------------------------------
                                      NextGen                               QSI                            Consolidated
                          -------------------------------     -------------------------------     -------------------------------
                           Maintenance          EDI            Maintenance          EDI            Maintenance           EDI
                          -------------     -------------     -------------     -------------     -------------     -------------
March 31, 2003                      315               219               348               254               663               473
Billing sites added                 117                99                 4                 4               121               103
Billing sites removed               (11)              (25)              (31)              (24)              (42)              (49)
                          -------------     -------------     -------------     -------------     -------------     -------------
March  31, 2004                     421               293               321               234               742               527
                          =============     =============     =============     =============     =============     =============

Cost of Revenue. Cost of revenue for the year ended March 31, 2004 increased 20.7% to $28.7 million from $23.8 million for the year ended March 31, 2003, while the cost of revenue as a percentage of revenue at 40.4% for 2004 declined compared to the prior year's 43.4% of revenue.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the twelve month periods ended March 31, 2004 and 2003:

                                                 Year Ended March 31,
                          -------------------------------------------------------------------
                              2004                %               2003                %
Consolidated
Revenue.................  $      70,934             100.0%    $      54,769             100.0%
Cost of revenue.........         28,673              40.4            23,755              43.4
                          -------------     -------------     -------------     -------------
Gross profit............         42,261              59.6            31,014              56.6

NextGen Division
Revenue.................         54,443             100.0            37,346             100.0
Cost of revenue.........         20,398              37.5            14,511              38.9
                          -------------     -------------     -------------     -------------
Gross profit............         34,045              62.5            22,835              61.1

QSI Division
Revenue.................         16,491             100.0            17,423             100.0
Cost of revenue.........          8,275              50.2             9,244              53.1
                          -------------     -------------     -------------     -------------
Gross profit............  $       8,216              49.8%    $       8,179              46.9%

Gross profit is impacted by the level of hardware content included in system sales, the percentage of EDI revenue in our overall sales mix, and certain headcount expenses. Gross profit at the NextGen Division for the year ended March 31, 2004 improved to 62.5% from 61.1% primarily due to a decrease in the relative level of applicable outside service, amortization of software development costs and other expenses associated with delivering the Company's products and services. The QSI Division's gross profit for the year ended March 31, 2004 improved to 49.8% from 46.9% in the same period during the prior year primarily due to a proportionately lower hardware and third party software content included in revenue. In addition, our gross profit percentage increased as the higher margined NextGen Division increased its share of total Company revenue to 76.8% from 68.2% in the prior year.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two divisions:

                        ------------------------------------------------------------------------------------
                                                               Outside
                                                              Services,
                                                           Amortization of
                                                              Software
                          Hardware,        Payroll and       Development
                         Third Party         related          Costs and        Total Cost
                          Software          Benefits            Other          of Revenue       Gross Profit
                        -------------     -------------    ---------------    -------------    -------------
Twelve months ended
March 31, 2004
QSI division.......               7.6%             16.8%              25.8%            50.2%            49.8%
NextGen division...              10.8              14.2               12.5             37.5             62.5
                        -------------     -------------    ---------------    -------------    -------------
Consolidated.......              10.0              14.8               15.6             40.4             59.6
                        =============     =============    ===============    =============    =============

Twelve months ended
March 31, 2003
QSI division.......              11.1              15.5               26.5             53.1             46.9
NextGen division...              11.9              11.8               15.2             38.9             61.1
                        -------------     -------------    ---------------    -------------    -------------
Consolidated.......              11.6%             13.0%              18.8%            43.4%            56.6%
                        =============     =============    ===============    =============    =============

During the twelve months ended March 31, 2004, hardware and third party software constituted a slightly smaller portion of consolidated revenue compared to the same year ago period driven principally by the composition of NextGen Division revenue. This year over year reduction was not the result of any identifiable trend or change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 14.8% of consolidated revenue compared to 13.0% during the prior twelve months ended March 31, 2003. The level of consolidated payroll and benefit expenses grew due to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division. Payroll and benefits expense associated with delivering products and services in the QSI Division increased slightly on both an absolute and a percentage of revenue basis. We anticipate continued additions to headcount in the NextGen Division in areas related to delivering products and services in future periods but due to the uncertainties in the timing of our sales arrangements, our sales mix, the acquisition and training of qualified personnel, and other issues, we cannot accurately predict if related headcount expense as a percentage of revenue will increase or decrease in the future. We do not currently intend to make any significant additions to related headcount at the QSI Division.

Our outside services, amortization of software development costs and other expenses included in cost of revenue declined to 15.6% compared to 18.8% during the twelve months ended March 31, 2003. This decline was due to a number of factors including a slight decline in the proportion of EDI revenue included in consolidated revenue during fiscal 2004, a slight improvement in gross profit related to EDI revenue, and certain overhead and amortization of capitalized software costs increasing at a slower rate compared to the rate of revenue growth.

Should the NextGen Division continue to represent an increasing share of our revenue and should the NextGen Division continue to carry higher gross margins than the QSI Division, our consolidated gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, our gross profit for the Company and our two operating divisions increased for the twelve month period ending March 31, 2004 versus the prior year period.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended March 31, 2004 increased 27.4% to $19.5 million from $15.3 million for the year ended March 31, 2003, and declined on a percentage of revenue basis to 27.4% from 27.9% for the respective fiscal years. The increase in the amount of such expenses resulted primarily from increases of $1.1 million in corporate expenses, principally in the area of professional service fees, as well as $1.0 million in selling and administrative payroll and benefits expenses, $0.9 million in commissions expenses, and $0.6 million in travel and trade show expenses primarily in the NextGen Division. Further increases in selling, general and administrative expenses are expected.

Research and Development Costs. Research and development costs for the year ended March 31, 2004 and 2003 were $6.1 million and $5.1 million, respectively. The increase in research and development costs was primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 8.7% from 9.2% due in part, to the fact that revenue growth exceeded the increase in research and development spending, and in part due to the fact that our investments in capitalized software increased to $2.6 million from $1.7 million in the prior year, reflecting increased expenditures directed at enhancements of the NextGen products. Research and development costs are expected to continue at or above current levels.

Investment Income. Investment income for the year ended March 31, 2004 decreased 11.1% to approximately $0.4 million compared with $0.4 million in the year ended March 31, 2003. Investment income in the year ended March 31, 2004 declined primarily due to the effect of the drop in short term interest rates versus the prior year. The decline in interest rates was partially offset by an increase in average funds available for investment during the year ended March 31, 2004.

Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2004 was approximately $6.6 million as compared to approximately $4.1 million for the year ago period. The effective tax rates for fiscal 2004 and 20003 were 38.9% and 36.6%, respectively. The provision for income taxes for the years ended March 31, 2004 and 2003 differ from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of research and development tax credits. The effective rate for the fiscal year 2004 increased from the prior year primarily due to a relatively smaller impact of research and development tax credits as well as slightly higher effective state income tax rates. The provision for income taxes for the year ended March 31, 2004 and 2003 accounted for a portion of the aggregate tax credits accumulated through the end of each period due to the uncertainly concerning the ultimate amount of tax to be credited.

Liquidity and Capital Resources. The following table presents selected financial statistics and information for each of the past three fiscal years:

                                                                         Year Ended March 31,
                                                              ------------------------------------------
                                                                 2005           2004            2003
                                                              ----------     ----------      -----------
Cash and cash equivalents at year end....................     $   51,157     $   51,395      $   36,443

Net (decrease) increase in cash and cash equivalents.....           (238)        14,952          11,000

Net income...............................................         16,109         10,400           7,035

Net cash provided by operating activities................     $   21,631     $   17,303      $   13,183

Days of sales outstanding................................            119             98             104

Cash provided by operations is our principal source of cash. Cash from operations for the year ended March 31, 2005 consisted principally of net income before non-cash related expenses of depreciation, amortization, and provision for bad debts and inventory obsolescence, and increases in deferred revenue and other current liabilities, offset by an increase in gross accounts receivable. We were able to generate operating cash flows significantly in excess of net income in the year ended March 31, 2005 primarily as a result of increases in deferred revenue of $8.2 million. We were able to generate operating cash flows significantly in excess of net income in the year ended March 31, 2004 primarily as a result of increases in deferred revenue of $5.6 million and improved turnover of accounts receivable. Provided turnover of accounts receivable, increased revenue, and profitability remain consistent with results experienced for the year ended March 31, 2005, we anticipate continuing to generate cash from operations primarily from net income.

Net cash used in investing activities for the year ended March 31, 2005 was $4.4 million and was primarily composed of investments in capitalized software and equipment and improvements. We have no significant capital commitments, and currently anticipate that additions to equipment and improvements for fiscal 2006 will be equal to or greater than historical levels.

Net cash used in financing activities for the year ended March 31, 2005 was $17.5 million was primarily composed of a one-time dividend paid to shareholders of $19.6 million partially offset by proceeds from the exercise of stock options. Cash received from employee stock option exercises can fluctuate from year to year.

At March 31, 2005, we had cash and cash equivalents of $51.2 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments. Management believes that our cash and cash equivalents on hand at March 31, 2005, together with the cash flows from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for fiscal 2006.

The following table summarizes our significant contractual obligations at March 31, 2005, and the effect of such obligations is expected to have on our liquidity and cash in future periods:

Contractual Obligations               Total        2006          2007-2008       2009-2010     Beyond 2010
Non-cancelable operating leases      $ 4,001      $ 1,257         $ 1,867         $ 877            --

ITEM 7A.    QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISKS

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements identified in the Index to Financial Statements appearing under "Item 15. Exhibits and Financial Statement Schedules" of this report are incorporated herein by reference to Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of a date within 90 days of the filing date of this report, our officers including our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 and the rules there under.

Changes in Internal Control Over Financial Reporting

During the year ended March 31, 2005, the following changes have occurred in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function.

During the year ended March 31, 2005, the Company implemented revenue application software "Softrax" to automate certain processes surrounding the recognition and the deferral of revenue related to our software sales arrangements with multiple elements. The Company added numerous additional policies and procedures in order to strengthen the Company's internal control structure in conjunction with the Company's evaluation of internal controls. The Company also added a controller with public accounting and SEC reporting experience.

There were no other significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that its internal control over financial reporting was effective as of March 31, 2005.

The Company's internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's independent registered public accounting firm has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005 as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Except for information concerning our executive officers which is included under the caption "Executive Officers of the Company" following Part I, Item 4 of this Report, the information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2005 annual shareholders' meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2005.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2005 annual shareholders' meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2005 annual shareholders' meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2005 annual shareholders' meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2005.

ITEM 14.    PRINCIPAL ACCOUNTING AND FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2005 annual shareholders' meeting to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2005.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL  STATEMENT,  SCHEDULES AND REPORTS ON FORM
                  10-K

(a)   (1)   Index to Financial Statements:

                                                                            Page
                                                                            ----
            o     Report of Independent Registered Public Accounting Firm...  49

            o     Report of Independent Registered Public Accounting Firm on
                  Internal Control Over Financial Reporting.................  50

            o     Consolidated Balance Sheets -- Years Ended
                  March 31, 2005 and March 31, 2004.........................  52

            o     Consolidated Statements of Income -- Years Ended
                  March 31, 2005, March 31, 2004 and 2003...................  53

            o     Consolidated Statements of Shareholders' Equity -- Years
                  Ended March 31, 2005, March 31, 2004 and 2003.............  54

            o     Consolidated Statements of Cash Flows -- Years Ended
                  March 31, 2005, March 31, 2004 and 2003...................  55

            o     Notes to Consolidated Financial Statements................  56

      (2) The following financial statement schedule for the years ended March 31, 2005, March 31, 2004 and 2003, read in conjunction with the financial statements of Quality Systems, Inc., is filed as part of this Annual Report on Form 10-K.

            o     Schedule II -- Valuation and Qualifying Accounts..........  71

            Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

      (3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as apart of this Report.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT

      3.1 Articles of Incorporation of the Company, as amended, are hereby incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 1984, File No. 2-80056.

      3.1.1       Amendment  to Articles of  Incorporation,  effective  March 4,
                  2005. **

      3.2         Bylaws of the Company, as amended and restated. **

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

      10.6.1* Form of Indemnification Agreement for directors and executive officers authorized January 27, 2005. **

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

      10.10.1*    Amended and Restated 1998 Stock Option Plan. **

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

      10.19       Lease  Agreement  between  the Company  and  LakeShore  Towers
                  Limited   Partnership   Phase   IV,   a   California   limited
                  partnership, dated September 15, 2004. **

      10.20* Board Service Agreement between the Company and Lou Silverman is incorporated by reference to Exhibit 10.2.1 to our Current Report of Form 8-K, dated May 31, 2005, File No. 001-12537.

      10.21* Board Service Agreement between the Company and Patrick Cline is incorporated by reference to Exhibit 10.2.1 to our Current Report of Form 8-K, dated May 31, 2005, File No. 001-12537.

      21          List of Subsidiaries.

      23.1 Consent of Independent Certified Public Accountants - Grant Thornton LLP.

      31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002. **

      32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

* This exhibit is a management contract or a compensatory plan or arrangement.

**    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                        By: /s/ LOUIS E. SILVERMAN
                                        --------------------------
                                        Louis E. Silverman,
                                        President and Chief Executive Officer

Date: June 3, 2005

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Louis E. Silverman and Paul Holt, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf in the capacities and on the dates indicated.

Signature                Title                                      Date
-----------------------  -----------------------------------------  ------------

/s/ SHELDON RAZIN        Chairman of the Board                      June 9, 2005
-----------------------
Sheldon Razin

/s/ LOUIS E. SILVERMAN.  Director, President and Chief Executive    June 9, 2005
-----------------------  Officer (Principal Executive
Louis E. Silverman       Officer)/Director

/s/ PATRICK CLINE        Director,  President,  NextGen Healthcare  June 9, 2005
-----------------------  Information Systems Division
Patrick Cline

/s/ PAUL HOLT            Secretary and Chief Financial  Officer     June 9, 2005
-----------------------  (Principal  Financial Officer)
Paul Holt

/s/ WILLIAM BOTTS        Director                                   June 9, 2005
-----------------------
William Botts

/s/ MAURICE DEWALD       Director                                   June 9, 2005
-----------------------
Maurice DeWald

Signature                Title                                      Date
-----------------------  -----------------------------------------  ------------

/s/ AHMED HUSSEIN        Director                                   June 9, 2005
-----------------------
Ahmed Hussein

/s/ JONATHAN JAVITT      Director                                   June 9, 2005
-----------------------
Jonathan Javitt

/s/ VINCENT LOVE         Director                                   June 6, 2005
-----------------------
Vincent Love

/s/ STEVEN PLOCHOCKI     Director                                   June 9, 2005
-----------------------
Steven Plochocki

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quality Systems, Inc.

We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. as of March 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flow for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Systems, Inc. as of March 31, 2005 and 2004 and the consolidated results of operations and its consolidated cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Quality Systems, Inc. for each of the three years in the period ended March 31, 2005. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also  audited,  in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States), the effectiveness of Quality Systems, Inc.'s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 3, 2005, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
June 3, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Quality Systems, Inc.

We have audited management's assessment, included in the accompanying Quality Systems, Inc. Management's Report on Internal Control Over Financial Reporting, that Quality Systems, Inc. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal
Control - Integrated Framework issues by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Quality Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Quality Systems, Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Quality Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quality Systems, Inc. as of March 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2005, and our report dated June 3, 2005 expressed an unqualified opinion.


/s/ GRANT THORNTON LLP

Irvine, California
June 3, 2005

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                  --------------------
                                                                                  March 31,   March 31,
                                                                                    2005         2004
                                                                                  --------    --------
                                        ASSETS
Current Assets
       Cash and cash equivalents ..............................................   $ 51,157    $ 51,395
       Accounts receivable, net ...............................................     33,362      20,280
       Inventories, net .......................................................        960         725
       Income tax receivable ..................................................         15          --
       Net current deferred tax assets ........................................      1,796       2,979
       Other current assets ...................................................      1,677       1,493
                                                                                  --------    --------
             Total current assets .............................................     88,967      76,872

Other assets
       Equipment and improvements, net ........................................      2,697       2,012
       Capitalized software costs, net ........................................      4,334       3,608
       Net long-term deferred tax assets ......................................         --       1,104
       Goodwill, net ..........................................................      1,840       1,840
       Other assets, net ......................................................      1,604       1,242
                                                                                  --------    --------
             Total assets .....................................................   $ 99,442    $ 86,678
                                                                                  ========    ========

                         LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable .......................................................   $  2,284    $  1,655
       Deferred revenue .......................................................     24,115      16,060
       Accrued employee compensation and benefits .............................      3,436       2,610
       Income tax payable .....................................................         --         273
       Other current liabilities ..............................................      4,021       2,859
                                                                                  --------    --------
             Total current liabilities ........................................     33,856      23,457

Deferred revenue, net of current ..............................................      1,362       1,203
Net deferred tax liabilities ..................................................        291          --
Deferred compensation .........................................................      1,202       1,013
                                                                                  --------    --------
             Total liabilities                                                      36,711      25,673
                                                                                  --------    --------

Commitments and contingencies .................................................         --          --

Shareholders' equity

       Common Stock, $0.01 par value; 40,000 shares authorized, 13,111 and
         12,650 shares issued and outstanding at March 31, 2005 and 2004,
         respectively .........................................................        131         127
       Additional paid-in capital .............................................     44,499      39,671
       Retained earnings ......................................................     19,213      22,750
       Deferred compensation ..................................................     (1,112)     (1,543)
                                                                                  --------    --------
             Total shareholders' equity .......................................     62,731      61,005
                                                                                  --------    --------
             Total liabilities and shareholders' equity .......................   $ 99,442    $ 86,678
                                                                                  ========    ========

________________________________________________________________________________
The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, except per share amounts)

                                                                Year Ended March 31,
                                                             ---------------------------
                                                              2005      2004      2003
                                                             -------   -------   -------
Revenue:
      Software, hardware and supplies .....................  $39,672   $32,632   $25,391
      Implementation and training services ................    8,856     6,893     3,778
                                                             -------   -------   -------
System sales ..............................................   48,528    39,525    29,169
                                                             -------   -------   -------

      Maintenance and other services ......................   29,945    23,117    18,441
      Electronic data interchange services ................   10,488     8,292     7,159
                                                             -------   -------   -------
Maintenance, EDI, and other services ......................   40,433    31,409    25,600
                                                             -------   -------   -------
      Total revenue .......................................   88,961    70,934    54,769
                                                             -------   -------   -------
Cost of revenue:
      Software, hardware and supplies .....................    7,525     8,141     7,299
      Implementation and training services ................    6,300     5,197     2,929
                                                             -------   -------   -------
Total cost of system sales                                    13,825    13,338    10,228
                                                             -------   -------   -------

      Maintenance and other ...............................   12,120    10,313     9,072
      Electronic data interchange services ................    6,724     5,022     4,455
                                                             -------   -------   -------
Total cost of maintenance, EDI, and other services            18,844    15,335    13,527
                                                             -------   -------   -------
      Total cost of revenue ...............................   32,669    28,673    23,755
                                                             -------   -------   -------
      Gross profit ........................................   56,292    42,261    31,014
                                                             -------   -------   -------

Operating expenses:
Selling, general and administrative expenses ..............   24,776    19,482    15,293
Research and development costs ............................    6,903     6,139     5,062
                                                             -------   -------   -------
      Total operating expenses ............................   31,679    25,621    20,355
                                                             -------   -------   -------

      Income from operations ..............................   24,613    16,640    10,659

Investment income .........................................      876       386       434
                                                             -------   -------   -------

Income before provision for income taxes ..................   25,489    17,026    11,093
Provision for income taxes ................................    9,380     6,626     4,058
                                                             -------   -------   -------

      Net income ..........................................  $16,109   $10,400   $ 7,035
                                                             =======   =======   =======

Net income per share, basic ...............................  $  1.25   $  0.84   $  0.57
Net income per share, diluted .............................  $  1.22   $  0.80   $  0.55

Weighted average shares outstanding, basic ................   12,872    12,436    12,254
Weighted average shares outstanding, diluted ..............   13,203    12,966    12,778

________________________________________________________________________________
The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

                              QUALITY SYSTEMS, INC.
               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                                     EQUITY
             For the Three Years Ended March 31, 2005, 2004 and 2003
                                 (In Thousands)


                                                   Common Stock                                                Total
                                                 -----------------               Retained      Deferred    Shareholders'
                                                 Shares   Amount      APIC       Earnings    Compensation     Equity
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                          12,210   $    122   $ 34,613    $  5,315    $         --   $    40,050
Exercise of stock options ...................        94          1        351          --              --           352
Tax benefit resulting from stock
options .....................................        --         --         96          --              --            96
Net income ..................................        --         --         --       7,035              --         7,035
                                                 ------   --------   --------    --------    ------------   -----------

Balance, March 31, 2003                          12,304        123     35,060      12,350              --        47,533
Exercise of stock options ...................       346          4      1,304          --              --         1,308
Tax benefit resulting from stock
options .....................................        --         --      1,454          --              --         1,454
Stock based compensation ....................        --         --      1,853          --          (1,543)          310
Net income ..................................        --         --         --      10,400              --        10,400
                                                 ------   --------   --------    --------    ------------   -----------

Balance, March 31, 2004                          12,650        127     39,671      22,750          (1,543)       61,005
Exercise of stock options ...................       461          4      2,148          --              --         2,152
Tax benefit resulting from stock
options .....................................        --         --      2,680          --              --         2,680
Stock based compensation ....................        --         --         --          --             431           431
Dividends paid ..............................        --         --         --     (19,646)             --       (19,646)
Net income ..................................        --         --         --      16,109              --        16,109
                                                 ------   --------   --------    --------    ------------   -----------
Balance, March 31, 2005                          13,111   $    131   $ 44,499    $ 19,213    $     (1,112)  $    62,731
                                                 ======   ========   ========    ========    ============   ===========

________________________________________________________________________________
The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                             Year Ended March 31,
                                                                       --------------------------------
                                                                         2005        2004        2003
                                                                       --------    --------    --------
Cash flows from operating activities:
     Net income                                                        $ 16,109    $ 10,400    $  7,035
       Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation ..............................................     1,012         836         910
          Amortization of capitalized software costs ................     1,952       1,490       1,267
          Provision for bad debts ...................................       797         647         623
          Provision for inventory obsolescence ......................       160          54          40
          Non-cash compensation from stock option grants ............       431         310          --
          Loss on short-term investments and other ..................        --          --          21
          Tax benefit from exercise of stock options ................     2,680       1,454          96
          Deferred income taxes, net ................................     2,578        (235)        298
     Change in assets and liabilities:
          Accounts receivable .......................................   (13,879)     (3,400)     (4,455)
          Inventories ...............................................      (395)       (112)        411
          Income tax receivable .....................................       (15)         --          --
          Other current assets ......................................      (184)        627        (943)
          Other assets ..............................................      (362)       (373)         --
          Accounts payable ..........................................       629        (822)       (180)
          Deferred revenue ..........................................     8,214       5,564       5,544
          Accrued compensation and related benefits .................       826         248         687
          Income tax payable ........................................      (273)        273          --
          Other current liabilities .................................     1,162           8       1,871
          Deferred compensation .....................................       189         334         (42)
                                                                       --------    --------    --------
             Net cash provided by operating activities                   21,631      17,303      13,183
                                                                       --------    --------    --------
Cash flows from investing activities:
     Additions to capitalized software costs ........................    (2,678)     (2,587)     (1,660)
     Additions to equipment and improvements ........................    (1,697)     (1,072)     (1,109)
     Proceeds from the sale of short-term investments ...............        --          --         234
                                                                       --------    --------    --------
             Net cash used in investing activities ..................    (4,375)     (3,659)     (2,535)
                                                                       --------    --------    --------
 Cash flows from financing activities:
          Dividends paid                                                (19,646)         --          --
          Proceeds from the exercise of stock options ...............     2,152       1,308         352
                                                                       --------    --------    --------
             Net cash (used in) provided by financing activities ....   (17,494)      1,308         352
                                                                       --------    --------    --------
Net (decrease) increase in cash and cash equivalents ................      (238)     14,952      11,000
Cash and cash equivalents, beginning of year ........................    51,395      36,443      25,443
                                                                       --------    --------    --------
Cash and cash equivalents, end of year ..............................  $ 51,157    $ 51,395    $ 36,443
                                                                       ========    ========    ========

________________________________________________________________________________
The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

Supplemental Information. During fiscal 2005, 2004 and 2003 the Company made income tax payments of $4,541, $4,716, and $4,280, respectively.

                              QUALITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 and 2004
                (dollars in thousands, except per share amounts)

1.    Description of Business

Quality Systems, Inc., comprised of the QSI Division (QSI Division) and a wholly owned subsidiary, NextGen Healthcare Information Systems, Inc. (NextGen Division) (collectively, the Company), develops and markets proprietary healthcare information systems that automate medical and dental group practices, community health centers, physician hospital organizations, management service organizations, and dental schools. The Company's software systems include general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, electronic patient records, dental charting and letter generation. In addition to providing fully integrated solutions, the Company offers its clients comprehensive hardware and software maintenance and support services, system training services and electronic claims submission services. The Company's principal administrative, accounting and QSI Division operations are located in Irvine, California. The principal office of the NextGen Division is located in Horsham, Pennsylvania.

On February 2, 2005, the Board of Directors declared a 2-for-1 stock split with respect to the Company's outstanding shares of common stock. The stock split record date was March 4, 2005 and the stock began trading post split on March 28, 2005. References to share and per share data contained in the consolidated financial statements and notes to the consolidated financial statements has been retroactively adjusted to reflect the stock split.

2.    Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

      Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America.

References to dollar amounts in this financial statement sections are in thousands, except share and per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with fiscal year 2005 presentation.

      Revenue recognition. The Company currently recognizes revenue pursuant to Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9 "Modification of SOP 97-2, Software Revenue Recognition" (SOP 98-9). The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers (VARs). The Company also generates revenue from sales of hardware and third party software, implementation, training, software customization, Electronic Data Interchange (EDI), post-contract support (maintenance) and other services performed for customers who license its products.

A typical system contract  contains  multiple  elements of the above items.  SOP
98-9, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately (using a rolling average of stand alone transactions) or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter.

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

Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. In certain transactions where collection risk is high, the cash basis method is used to recognized revenue. Revenue from implementation and training services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period.

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

      Cash and Cash Equivalents. Cash and cash equivalents consist of cash, money market funds and short term U.S. Treasuries with maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears minimal risk. The average maturity of the investments held by the money market fund is approximately two months.

      Short-Term Investments. The Company classifies any short-term investments into one of the following categories:

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

Trading securities are carried on the balance sheet at fair market value and unrealized gains and losses are recorded in the statement of operations. Available-for-sale securities are carried in the balance sheet at fair market value; realized gains and losses are recorded in the statement of operations when they are earned or incurred, and unrealized gains and losses, net of tax effect, are recognized as a component of shareholders' equity. Held to maturity securities are carried in the balance sheet at cost (unless there are declines in the values of individual securities that are not due to temporary declines), and realized gains and losses are recorded in the statement of operations in the period that they are earned or incurred. Realized gains and losses from investment transactions are determined on a specific identification basis. The Company had no short term investments at March 31, 2005 or 2004.

      Accounts Receivable. The Company provides credit terms ranging from thirty days to less than twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs ongoing credit evaluations of it's customers and maintains reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management's estimate of the probability of collection for certain troubled accounts. General reserves are established based on our historical experience of bad debt expense and the aging of our accounts receivable balances, net of deferred revenue and specifically reserved accounts. Accounts are written off as uncollectible only after the Company has expended extensive collection efforts.

Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the fiscal year. Undelivered maintenance and services are included on the balance sheet in deferred revenue.

      Inventories. Inventories consist of hardware for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value.

      Equipment and Improvements. Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, generally by the straight-line method. Useful lives range as follows:

Computers and electronic test equipment                                               3-5 years
Furniture and fixtures                                                                5-7 years
Vehicles                                                                                7 years
Leasehold improvements                   lesser of lease term or estimated useful life of asset

      Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Such capitalized costs are amortized on a straight line basis over the estimated economic life of the related product, of three years. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

      Goodwill and Intangible Assets. The Company follows Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This statement applies to the amortization of goodwill and other intangible assets. The Company ceased amortizing amounts related to goodwill effective April 1, 2001. The balance of goodwill is related to the NextGen Division. Under SFAS 142, management is required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. The Company compared the fair value of the NextGen Division with the carrying amount of its assets and determined that none of the goodwill recorded was impaired as of June 30, 2004 (the date of the Company's last annual impairment test). The fair value of the NextGen Division was determined using an estimate of future cash flows for the NextGen Division over ten years and risk adjusted discount rates of between 15 and 25 percent to compute a net present value of future cash flows.

      Long Lived Assets. The Company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment at March 31, 2005.

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

      Advertising Costs. Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which includes trade shows and conventions, were approximately $1,251, $1,262 and $874 for the years ended March 31, 2005, 2004 and 2003, respectively, and were included primarily in selling, general and administrative expenses in the consolidated statements of income

      Marketing Assistance Agreements. The Company has entered into marketing assistance agreements with existing users of the Company's products which provide the opportunity for those users to earn commissions if and only if they host specific site visits upon our request for prospective customers which directly result in a purchase of our software by the visiting prospects. Amounts earned by existing users under this program are treated as a selling expense in the period in which commissionable software has been recognized as revenue.

      Earnings  per  Share.   Pursuant  to  Statement  of  Financial  Accounting
Standards No. 128, "Earnings Per Share" (SFAS 128), the Company provides dual presentation of "basic" and "diluted" earnings per share (EPS).

      Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents.

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods presented.

   (In thousands except per share amounts)                                 Year Ended March 31,
                                                                      ------------------------------
                                                                        2005       2004       2003
                                                                      --------   --------   --------
Basic net income per share:

         Net income ................................................. $ 16,109   $ 10,400   $  7,035
         Weighted average of common shares outstanding ..............   12,872     12,436     12,254
                                                                      --------   --------   --------
         Net income share ........................................... $   1.25   $   0.84   $   0.57
                                                                      ========   ========   ========
Diluted net income per share:

         Weighted average of common shares outstanding                  12,872     12,436     12,254
         Weighted average of common shares equivalents:
         Weighted average options outstanding .......................      331        530        524
                                                                      --------   --------   --------
         Weighted average number of common and common  equivalent
         shares .....................................................   13,203     12,966     12,778
                                                                      ========   ========   ========
         Net income per share ....................................... $   1.22   $   0.80   $   0.55
                                                                      ========   ========   ========

      Stock-Based Compensation. The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and has adopted the disclosure provisions from the Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS
148) that supersedes Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the years ended March 31, 2005, 2004 and 2003 is presented immediately below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

      The Company's fair value calculations for options granted on February 11, 2005 were made using the Black-Scholes option pricing model with the following assumptions: expected life - approximately 57 months from the date of the grant; stock volatility - 47.7% , risk free interest rate of 3.7% and, no dividends during the expected term. Although the Company announced a one-time $1.50 per share dividend on January 31, 2005, no commitment to any future dividends was made at the time the dividend was announced and no commitment to any future dividends exists as of the filing of the Company's annual report. The Company had not paid a dividend to its shareholders prior to the one-time dividend announced on January 31, 2005. Therefore, management believes that using a zero dividend rate in the valuation of the stock options granted on February 11, 2005 is appropriate.

      The Company's fair value calculations for options granted in fiscal years ended 2005 and 2004 with the exception of the above grant on February 11, 2005, were made using the Black-Scholes option pricing model with the following assumptions: expected life - approximately 48 months from the date of the grant; stock volatility - 55 to 57% , risk free interest rate of 3.0% ; and, no dividends during the expected term. No options were granted in fiscal 2003.

      The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:

(in thousands, except for per share amounts)          Year Ended March 31,
                                                 ------------------------------
                                                   2005       2004         2003
                                                 --------   --------    -------
Net income ..................................... $ 16,109   $ 10,400    $ 7,035
Option compensation expense (net of taxes) .....      272        189         --
Proforma option compensation cost (net of taxes)   (1,483)      (414)      (322)
                                                 --------   --------    -------
Proforma net income ............................   14,898     10,175      6,713
                                                 ========   ========    =======
    Reported basic net income per share ........ $   1.25   $   0.84    $  0.57
    Proforma basic net income per share ........     1.16       0.82       0.55
    Reported diluted net income per share ......     1.22       0.80       0.55
    Proforma diluted net income per share ......     1.13       0.78       0.53

Fair value of option awards granted ............ $ 12,707   $  2,078    $    --

      Had the Company used a different methodology such as the binomial model to value options, a different valuation may have been determined which may have changed the proforma expense.

      Segment Disclosures. The Company presents reporting information regarding operating segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

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

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R) which is a revision of SFAS 123. Statement 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (SFAS 95). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative is no longer allowable under Statement 123R. Subsequently, in April 2005, the Securities and Exchange Commission (SEC) changed the effective date from the first interim or annual reporting period beginning after June 15, 2005 to the first annual reporting period beginning after June 15, 2005, which for the Company will be fiscal year 2007. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123R and is therefore unable to disclose the impact that adoption will have on the Company's financial position and results of operations.

      3.    Intangible Assets - Capitalized Software Costs

      As of March 31, 2005 and 2004, the Company had the following amounts related to intangible assets with definite lives:

(in thousands)                                                 As of March 31,
                                                             ------------------
                                                               2005      2004
                                                             --------  --------
Capitalized software development (3 yrs):
  Gross carry amount ....................................... $ 13,287  $ 10,610
  Accumulated amortization .................................   (8,953)   (7,002)
                                                             --------  --------
  Net capitalization software development .................. $  4,334  $  3,608
                                                             ========  ========
  Aggregate amortization expense during year ended March 31. $  1,952  $  1,490
                                                             ========  ========

Information related to net capitalized software costs is as follows:

(in thousands)                                                 As of March 31,
                                                             ------------------
                                                               2005      2004
                                                             --------  --------
Beginning of year .......................................... $  3,608  $ 2,511
Capitalization .............................................    2,678    2,587
Amortization ...............................................   (1,952)  (1,490)
                                                             --------  --------
End of year ................................................ $  4,334  $ 3,608
                                                             ========  ========

The  following  table  represents  the  remaining   estimated   amortization  of
intangible assets with determinable lives as of March 31, 2005 (in thousands):

For the year ended March 31,
----------------------------
  2006 .....................................................            $  2,055
  2007 .....................................................               1,574
  2008 .....................................................                 705
                                                                        --------
        Total                                                           $  4,334
                                                                        ========

4.    Cash and Cash Equivalents

      At March 31, 2005 and 2004, the Company had cash and cash equivalents of $51,157 and $51,395, respectively, invested in both a major national brokerage firm's institutional fund that specializes in U.S. government securities and commercial paper with high credit ratings, and short term U.S. treasury securities.

      Investment income for each of the three years ended March 31 consists of the following:

(in thousands)                            Year Ended
                       ---------------------------------------------------
                       March 31, 2005    March 31, 2004     March 31, 2003
                       --------------    --------------     --------------

Investment income ....      $ 876           $ 386                $ 434

5.   Composition of Certain Financial Statement Captions

(in thousands)                                                                       March 31,
                                                                               --------------------
                                                                                 2005        2004
                                                                               --------    --------
Accounts Receivable
    Accounts receivable, excluding undelivered maintenance and services .....  $ 22,162    $ 13,075
    Undelivered  maintenance and services billed in  advance, included in
    deferred revenue ........................................................    13,037       8,498
    Reserved for bad debt ...................................................    (1,837)     (1,293)
                                                                               --------    --------
          Accounts receivable, net ..........................................  $ 33,362    $ 20,280
                                                                               ========    ========

Inventories
    Computer systems and components, net of reserve for obsolescence of $146
    and $207, respectively ..................................................  $    891    $    478
    Replacement parts  for  certain  client systems, net of accumulated
    amortization of $849 and $684, respectively .............................        --         221
    Miscellaneous parts and supplies ........................................        69          26
                                                                               --------    --------
          Inventories, net ..................................................  $    960    $    725
                                                                               ========    ========

 Equipment and Improvements
    Computer and electronic test equipment ..................................  $  5,788    $  4,568
    Furniture and fixtures ..................................................     1,950       1,509
    Vehicles ................................................................        --           8
    Leasehold improvements ..................................................       187         151
                                                                               --------    --------
                                                                                  7,925       6,236
    Accumulated depreciation and amortization ...............................    (5,228)     (4,224)
                                                                               --------    --------
          Equipment and improvements, net ...................................  $  2,697    $  2,012
                                                                               ========    ========

 Deferred Revenue
    Maintenance .............................................................  $  4,639    $  3,794
    Implementation services .................................................    17,471      10,756
    Undelivered software and other ..........................................     3,367       2,713
                                                                               --------    --------
          Deferred revenue ..................................................  $ 25,477    $ 17,263
                                                                               ========    ========
Accrued Compensation and Related Benefits
    Bonus ...................................................................  $  1,998    $  1,435
    Vacation ................................................................     1,438       1,175
                                                                               --------    --------
                                                                               $  3,436    $  2,610
                                                                               ========    ========
Other current liabilities
    Sales tax payable .......................................................  $    726    $    442
    Commissions payable .....................................................       625         356
    Customer deposits .......................................................       527         397
    Accrued EDI expenses ....................................................       419         467
    Professional services ...................................................       417          96
    Deferred rent ...........................................................       198         352
    Other accrued expenses ..................................................     1,109         749
                                                                               --------    --------
                                                                               $  4,021    $  2,859
                                                                               ========    ========

6.    Income Taxes

      During the year ended March 31, 2003, the Company filed amended federal returns for the fiscal years ended March 31, 1999 through 2001 and certain state tax returns for the fiscal years ended March 31, 1998 through 2001, to take advantage of available tax credits related to its research and development activities. The tax credits reported on the aforementioned returns resulted in refund claims of $418 for federal and $158 for state income tax purposes. Additionally, the Company claimed research and development credits of $781 for the years ended March 31, 2002, 2003, and 2004 and has estimated $400 in tax credits for the year ended March 31, 2005.

      The provision for income taxes for the year ended March 31, 2004 and 2003 accounted for a portion of the aggregate tax credits accumulated through the end of each period due to the uncertainly concerning the ultimate amount of tax to be credited. As of March 31, 2004, the Company had a balance of $505 in credits which had not been recognized. In the quarter ended March 31, 2005, the state of California completed an audit of the Company's tax returns and did not materially change credits related to research and development. Based on the results of that audit, the provision for income taxes for the year ended March 31, 2005 was offset by the recognition of the $505 in tax credits which had not been recognized as of March 31 2004.

The provision for income taxes consists of the following components:

(in thousands)                                    Year Ended
                                        -------------------------------
                                        March 31,   March 31,  March 31,
                                           2005        2004      2003
                                        --------    --------   --------
Current:
     Federal taxes ...................  $  5,365    $  5,551   $  3,211
     State taxes ....................      1,438       1,310        549
                                        --------    --------   --------
              Total ..................     6,803       6,861      3,760
                                        --------    --------   --------

Deferred:
     Federal taxes ...................     2,040        (179)       268
     State taxes .....................       537         (56)        30
                                        --------    --------   --------
                                           2,577        (235)       298
                                        --------    --------   --------
          Total ......................  $  9,380    $  6,626   $  4,058
                                        ========    ========   ========

      The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

(in thousands)                                    Year Ended
                                        -------------------------------
                                        March 31,   March 31,  March 31,
                                           2005        2004      2003
                                        --------    --------   --------
Federal income tax statutory ...........    35.0%       35.0%      34.0%

Increase (decreases) resulting from:
   State income taxes ..................     4.6         4.9        5.1
   Research & development tax credits ..    (4.3)       (1.0)      (1.9)
   Other ...............................     1.5          --       (0.6)
                                        --------    --------   --------
Effective income tax rate ..............    36.8%       38.9%      36.6%
                                        ========    ========   ========

      The net deferred tax assets in the accompanying consolidated balance sheets consist of the following at March 31, 2005 and 2004:

(in thousands)                                              As of March 31,
                                                          -------------------
                                                            2005       2004
                                                          --------   --------
Deferred tax assets:
    Deferred revenue and bad debt allowance ............  $  1,081   $  2,477
    Inventory valuation                                        195        164
    Purchased in-process research and development ......     2,038      2,348
    Intangible assets ..................................       118        118
    Accrued compensation ...............................       903        716
    Deferred compensation ..............................       517        442
    Other ..............................................       102        147
                                                          --------   --------
          Total deferred tax assets ....................     4,954      6,412
                                                          --------   --------

Deferred tax liabilities:
    Accelerated depreciation ...........................    (1,791)      (927)
    Capitalized software ...............................    (1,469)    (1,133)
    State income taxes/Other ...........................      (189)      (269)
                                                          --------   --------
          Total deferred tax liabilities ...............    (3,449)    (2,329)
                                                          --------   --------
          Total deferred tax assets, net ...............  $  1,505   $  4,083
                                                          ========   ========

      The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items which give rise to the deferred amount. No valuation allowance has been made against the deferred tax assets as the Company expects to receive the full benefit of the assets recorded.

7.    Employee Benefit Plans and Employment Agreements

      The Company has a 401 (k) for the benefit of substantially all of its employees. Participating employees may defer up to the IRS limit based on the IRS Code per year. The annual contribution is determined by a formula set by the Company's Board of Directors and may include matching and/or discretionary contributions. The Retirement Plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $162, $161 and $143 were made by the Company to the retirement plan for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

      The Company has a deferred compensation plan (the Deferral Plan) for the benefit of officers and key employees. Participating employees may defer between five and 50% of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees. Each employee's deferrals together with earnings thereon are accrued as part of the long-term liabilities of the Company. Investment decisions are made by each participating employee from a family of mutual funds. To offset this liability, the Company has purchased life insurance policies on most of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The values of the life insurance policies and the cumulative liability for deferrals are included on the balance sheet of the Company. . The net cash surrender value of the life insurance policies and an equal amount of related Company obligation for deferred compensation was $1,202 and $1,013 at March 31, 2005 and 2004, respectively. The values of the life insurance policies and the related Company obligation are included on the balance sheet in other assets and other liabilities, respectively. The Company made contributions of $13, $12 and $12 to the Deferral Plan for each of the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

      The Company has a voluntary employee stock contribution plan for the benefit of all full time employees. The plan is designed to allow employees to acquire shares of the Company's common stock through automatic payroll deduction. Each eligible employee may authorize the withholding of up to

10% of his/her gross payroll each pay period to be used to purchase shares on the open market by a broker designated by the Company. In addition, the Company will match 5% of each employee's contribution and will pay all brokerage commissions and fees in connection with each purchase. The amount of the Company match is discretionary and subject to change. The plan is not intended to be an employee benefit plan under the Employee Retirement Income Security Act of 1974, and is therefore not required to comply with that act. Contributions of approximately $6, $3 and $1 were made by the Company for fiscal years ended March 31, 2005, 2004 and 2003, respectively.

      The Company has an Employment Agreement ("Agreement") with Mr. Louis E. Silverman dated July 20, 2000 which details the terms of his employment as its Chief Executive Officer. Mr. Silverman is eligible for a cash bonus of up to 50% of his annual base compensation based on performance goals established jointly between himself and the Board of Directors.

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

8.    Employee Stock Option Plans

      During fiscal 1990, the Company's shareholders approved a stock option plan (the "1989 Plan") under which 2,000,000 shares of Common Stock were reserved for the issuance of options. The 1989 Plan provides that salaried officers, key employees and non-employee Directors of the Company may, at the discretion of the Board of Directors, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of their fair market value on the option grant date. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1989 Plan terminated on June 30, 1999, and there are no outstanding options under this plan at March 31, 2005.

      In September 1998, the Company's shareholders approved a stock option plan (the "1998 Plan") under which 2,000,000 shares of Common Stock have been reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At March 31, 2005, 138,150 shares were available for future grant under the 1998 Plan. As of March 31, 2005, there were 1,084,722 outstanding options related to this plan.

      On February 11, 2005, the Board of Directors granted 522,450 options under the 1998 plan to selected employees and to Directors (7,000 for each Director) at an exercise price equal to the market price of the Company's Common Stock on the date of grant ($38.68 per share). The options granted to employees vest in four annual installments beginning February 11, 2006 and expire on February 11, 2012. The options granted to Directors fully vested on May 11, 2005 and expire on February 11, 2012. No compensation expense has been recorded for these options.

      On September 21, 2004, the Board of Directors granted 35,000 options under the 1998 plan to Directors (5,000 for each Director) at an exercise price equal to the market price of the Company's Common Stock on the date of the grant ($25.50 per share). The options fully vested on March 21, 2005 and expire on September 21, 2009. No compensation expense has been recorded for these options.

      On September 3, 2004, the Board of Directors granted 30,000 options under the 1998 plan to selected employees at an exercise price equal to the market price of the Company's Common Stock on the date of the grant ($23.71 per share). The options vest in four equal annual installments beginning September 3, 2005 and expire on September 3, 2009. No compensation expense has been recorded for these options.

      On June 10, 2004, the Board of Directors granted 300,000 options under the 1998 plan to selected employees at an exercise price equal to the market price of the Company's Common Stock on the date of the grant ($23.34 per share). The options vest in four equal annual installments beginning June 10, 2005 and expire on June 10, 2009. No compensation expense has been recorded for these options.

      On October 29, 2003, the Board of Directors granted 7,000 options under the 1998 plan to Emad Zikry, a then Director of the Company, at an exercise price of $3.50 per share, as director fees solely for his service on the Board of Directors. The options vested immediately and expire on October 20, 2008. This option grant resulted in compensation expense of approximately $130 recorded in the quarter ended December 31, 2003 using the intrinsic value method.

      On October 29, 2003, the Board of Directors granted 120,000 options under the 1998 plan to employees at an exercise price of $7.73 per share. The options vest in four equal annual installments beginning October 29, 2004 and expire on October 29, 2008. Based on the closing share price of the Company's stock on October 29, 2003 ($22.08 per share), this option grant will result in compensation expense of up to $1,722 (assuming all employees granted options continue their employment at the Company throughout the entire four year vesting period) to be amortized evenly over the next four years ending October, 2007. During the years ended March 31, 2005 and 2004, the Company recognized compensation expense of $431 and $180 related to these options. During the years ended March 31, 2005, 2004 and 2003, the Company received tax benefit from the exercise of stock options of $2,680, $1,454 and $96, respectively.

      A summary of option transactions under the 1989 & 1998 Plans for the three years ended March 31, 2005 is as follows:

                       ----------------------------------------------------------------------------
                                2005                      2004                       2003
                       ----------------------    ----------------------    ------------------------
                                    Weighted-                 Weighted-                  Weighted-
                                     Average                   Average                    Average
                                    Exercise                  Exercise                    Exercise
                         Options      Price       Options       Price        Options       Price
                       ---------    ---------    ---------    ---------    ----------    ----------
Outstanding,
 beginning of year       661,174    $    5.26      896,154         4.37       990,966    $     4.31
Granted                  887,450        32.46      127,000         7.50            --            --
Exercised               (460,278)        4.58     (346,480)        3.78       (94,812)         3.72
Canceled                  (3,624)        4.05      (15,500)        4.49            --            --
                       ---------                 ---------                 ----------
Outstanding,
   end of year         1,084,722    $   27.77      661,174    $    5.26       896,154    $     4.37
                       ---------    =========    ---------    =========    ----------    ==========
Available
  for future grants      138,150                 1,025,600                  1,152,600
                       =========                 =========                 ==========

      The majority of the outstanding stock options vest ratably over a four-year period commencing from the respective option grant dates. Stock options outstanding at March 31, 2005 are summarized as follows:

                                 Options Outstanding             Options Exercisable
                       ---------------------------------------  ---------------------
                                        Weighted      Weighted               Weighted
                                        Average       Average                Average
      Range of           Number        Remaining      Exercise    Number     Exercise
   Exercise Price      Outstanding  Contractual Life    Price   Exercisable   Price
---------------------  -----------  ----------------  --------  -----------  --------
$   3.50  to  $  7.73      197,272              2.44  $   6.68       46,550  $  5.46
   23.34  to    25.50      365,000              4.17     23.57       35,000    25.50
$  38.68  to  $ 38.68      522,450              6.22  $  38.68           --  $    --

9.    Commitments and Contingencies

      Litigation. The Company is a party to various legal proceedings incidental to its business, none of which are considered by management to be material.

      Rental Commitments. The Company leases facilities and offices under irrevocable operating lease agreements expiring at various dates through March 2010. Rent expense for the years ended March 31, 2005, 2004, and 2003 was
$1,285, $1,226 and $1,068, respectively. Rental commitments under these agreements are as follows:

Year Ending March 31,
---------------------
     2006 ........................................    $ 1,257
     2007 ........................................        925
     2008 ........................................        942
     2009 ........................................        671
     2010 ........................................        206
                                                      --------
                                                      $ 4,001
                                                      ========

      Commitments & Guarantees. Software license agreements in both our QSI and NextGen Divisions include a performance guarantee that our software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, we have not incurred any significant costs associated with these warranties and do not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties.

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

10.   Fair Value of Financial Instruments

      The Company's financial instruments include cash, accounts receivable, accounts payable, deferred revenue and accrued liabilities. Management believes that the fair value of cash, accounts receivable, accounts payable, deferred revenue, and accrued liabilities approximate their carrying values due to the short-term nature of these instruments.

11.   Operating Segment Information

      The Company has prepared operating segment information in accordance with SFAS 131 "Disclosures About Segments of an Enterprise and Related Information" to report components that are evaluated regularly by its chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Reportable operating segments include the NextGen Division and the QSI Division.

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

      Operating segment data for the three years ended March 31, was as follows:

(in thousands)
                                                                      Unallocated Corp.
Year Ended March 31,                QSI Division   NextGen Division       Expenses        Consolidated
2005
  Revenue ........................  $     15,367   $         73,594   $              --   $     88,961
  Operating income (loss) ........         4,162             25,904              (5,453)        24,613

2004
  Revenue. .......................        16,491             54,443                  --         70,934
  Operating income (loss) ........         4,877             15,789              (4,026)        16,640

2003
  Revenue ........................        17,423             37,346                  --         54,769
  Operating income (loss) ........  $      4,675   $          8,902   $          (2,918)  $     10,659

12.   Selected Quarterly Operating Results (unaudited)

      The following table presents quarterly unaudited consolidated financial information for the eight quarters in the period ended March 31, 2005. Such information is presented on the same basis as the annual information presented in other sections of this report. In management's opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.

COMPARISON BY QUARTER *

                                      ---------------------------------------------------------------------------------
 (in thousands)                                                   Quarter Ended (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                      6/30/03   9/30/03   12/31/03   3/31/04    6/30/04   9/30/04   12/31/04    3/31/05
                                      -------   -------   --------   -------   --------   -------   --------   --------
Software, hardware and supplies       $ 7,819   $ 8,244   $  8,068   $ 8,501   $  8,819   $ 9,307   $  9,781   $ 11,765
Implementation and training             1,655     1,782      1,791     1,665      2,265     2,300      1,889      2,402
                                      -------   -------   --------   -------   --------   -------   --------   --------
Total system sales                      9,474    10,026      9,859    10,166     11,084    11,607     11,670     14,167
                                      -------   -------   --------   -------   --------   -------   --------   --------
Maintenance, EDI and other              6,832     7,616      8,340     8,621      9,046     9,610     10,418     11,359
                                      -------   -------   --------   -------   --------   -------   --------   --------
     Total revenue                     16,306    17,642     18,199    18,787     20,130    21,217     22,088     25,526
Cost of revenue:
                                      -------   -------   --------   -------   --------   -------   --------   --------
Software, hardware and supplies         1,972     2,603      1,966     1,600      2,352     1,692      1,384      2,097
                                      -------   -------   --------   -------   --------   -------   --------   --------
Implementation and training             1,253     1,129      1,427     1,388      1,392     1,579      1,575      1,754
                                      -------   -------   --------   -------   --------   -------   --------   --------
Total cost of system sales              3,225     3,732      3,393     2,988      3,744     3,271      2,959      3,851
                                      -------   -------   --------   -------   --------   -------   --------   --------
Cost of maintenance, EDI and
other                                   3,385     3,760      4,130     4,060      4,357     4,666      4,556      5,265
                                      -------   -------   --------   -------   --------   -------   --------   --------
     Total cost of revenue              6,610     7,492      7,523     7,048      8,101     7,937      7,515      9,116
                                      -------   -------   --------   -------   --------   -------   --------   --------
Gross profit                            9,696    10,150     10,676    11,739     12,029    13,280     14,573     16,410
Selling, general, & administrative      4,740     4,768      4,902     5,072      4,953     5,414      6,420      7,989
Research  and development               1,366     1,502      1,628     1,643      1,612     1,818      1,707      1,766
                                      -------   -------   --------   -------   --------   -------   --------   --------
Income from operations                  3,590     3,880      4,146     5,024      5,464     6,048      6,446      6,655
Investment income                         100        89         95       102        120       170        263        323
                                      -------   -------   --------   -------   --------   -------   --------   --------
Income before provision for
income taxes                            3,690     3,969      4,241     5,126      5,584     6,218      6,709      6,978
Provision for income taxes              1,413     1,561      1,630     2,022      2,202     2,503      2,488      2,187
                                      -------   -------   --------   -------   --------   -------   --------   --------
Net income                            $ 2,277   $ 2,408   $  2,611   $ 3,104   $  3,382   $ 3,715   $  4,221   $  4,791
                                      =======   =======   ========   =======   ========   =======   ========   ========

Net income per share - basic*         $  0.18   $  0.20   $   0.21   $  0.25   $   0.27   $  0.29   $   0.33   $   0.37
Net income per share - diluted*       $  0.18   $  0.19   $   0.20   $  0.24   $   0.26   $  0.28   $   0.32   $   0.36
Weighted average shares
outstanding - basic                    12,314    12,334     12,478    12,624     12,666    12,780     12,952     13,089
Weighted average shares
outstanding - diluted                  12,932    12,982     13,098    13,164     13,154    13,196     13,282     13,370

* will not add to annual EPS due to rounding

                                   Schedule II
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)

                                          Additions
                             Balance at  Charged to
                             Beginning    Costs and               Balance at
For the Year Ended           of Period    Expenses   Deductions  End of Period

March 31, 2005 ............  $    1,293  $      797  $     (253) $       1,837
March 31, 2004 ............  $      990  $      647  $     (344) $       1,293
March 31, 2003 ............  $      813  $      623  $     (446) $         990

                      ALLOWANCE FOR INVENTORY OBSOLESCENSE
                                 (in thousands)

                                          Additions
                             Balance at  Charged to
                             Beginning    Costs and               Balance at
For the Year Ended           of Period    Expenses   Deductions  End of Period

March 31, 2005 ............  $      207  $    160    $     (221) $        146
March 31, 2004 ............  $      160  $     54    $       (7) $        207
March 31, 2003 ............  $      127  $     40    $       (7) $        160

                                INDEX TO EXHIBITS

3.1.1     Amendment to Articles of Incorporation, effective March 4, 2005.

3.6       Bylaws of the Company, as amended and restated.

10.6.1 Form of Indemnification Agreement for directors and executive officers authorized January 27, 2005.

10.10.1   Amended and Restated 1998 Stock Option Plan.

10.19 Lease Agreement between the Company and Lakeshore Towers Limited Partnership Phase IV, a California limited partnership.

23.1 Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

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