Form 10-Q
period 2005-06-30
QUALITY SYSTEMS INC
filed 2005-08-05
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 13,124,860 shares of Common Stock, $0.01 par value, as of July 27, 2005.

================================================================================

                                     PART I

                       CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        JUNE 30,          MARCH 31,
                                                                                                          2005              2005
                                                                                                      -----------       -----------
                                           ASSETS                                                     (UNAUDITED)
Current assets:
      Cash and cash equivalents ................................................................      $    57,509       $    51,157
      Accounts receivable, net .................................................................           37,315            33,362
      Inventories, net .........................................................................              744               960
      Income tax receivable ....................................................................               --                15
      Net current deferred tax assets ..........................................................            1,796             1,796
      Other current assets .....................................................................            2,412             1,677
                                                                                                      -----------       -----------
                Total current assets ...........................................................           99,776            88,967
Equipment and improvements, net ................................................................            2,949             2,697
Capitalized software costs, net ................................................................            4,629             4,334
Goodwill, net ..................................................................................            1,840             1,840
Other assets ...................................................................................            1,622             1,604
                                                                                                      -----------       -----------
                Total assets ...................................................................      $   110,816       $    99,442
                                                                                                      ===========       ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable .........................................................................      $     2,729       $     2,284
      Deferred revenue .........................................................................           26,554            24,115
      Accrued compensation and benefits ........................................................            3,223             3,436
      Income tax payable .......................................................................            2,614                --
      Other current liabilities ................................................................            4,779             4,021
                                                                                                      -----------       -----------
                Total current liabilities ......................................................           39,899            33,856

Deferred revenue, net of current ...............................................................            1,190             1,362
Net deferred tax liabilities ...................................................................              291               291
Deferred compensation ..........................................................................            1,369             1,202
                                                                                                      -----------       -----------
                Total liabilities ..............................................................           42,749            36,711
                                                                                                      -----------       -----------

Commitments and contingencies ..................................................................               --                --

Shareholders' equity:
      Common stock, $0.01 par value; authorized 40,000 shares; issued and outstanding 13,115 and 13,111 shares at June 30, 2005 and
          March 31, 2005, respectively .........................................................              131               131
      Additional paid-in capital ...............................................................           44,667            44,499
      Retained earnings ........................................................................           24,274            19,213
      Deferred compensation ....................................................................           (1,005)           (1,112)
                                                                                                      -----------       -----------
                Total shareholders' equity .....................................................           68,067            62,731
                                                                                                      -----------       -----------
                Total liabilities and shareholders' equity .....................................      $   110,816       $    99,442
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

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                               -------------------------------
                                                                                 JUNE 30,            JUNE 30,
                                                                                   2005                2004
                                                                               -----------         -----------
Revenues:
  Software, hardware and supplies .....................................        $    12,973         $     8,819
  Implementation and training services ................................              2,490               2,265
                                                                               -----------         -----------
System sales ..........................................................             15,463              11,084

  Maintenance and other services ......................................              8,863               6,759
  Electronic data interchange services ................................              3,102               2,287
                                                                               -----------         -----------
Maintenance, EDI and other services ...................................             11,965               9,046

                                                                               -----------         -----------
   Total revenue ......................................................             27,428              20,130
                                                                               -----------         -----------
Cost of revenue:
  Software, hardware and supplies .....................................              2,456               2,352
  Implementation and training services ................................              1,824               1,392
                                                                               -----------         -----------
Total cost of system sales ............................................              4,280               3,744

  Maintenance and other services ......................................              3,409               2,947
  Electronic data interchange services ................................              2,062               1,410
                                                                               -----------         -----------
Total cost of maintenance and other services ..........................              5,471               4,357

                                                                               -----------         -----------
   Total cost of revenue ..............................................              9,751               8,101
                                                                               -----------         -----------

   Gross profit .......................................................             17,677              12,029
                                                                               -----------         -----------

Operating expenses:
   Selling, general and administrative ................................              8,032               4,953
   Research and development costs .....................................              1,741               1,612
                                                                               -----------         -----------
     Total operating expenses .........................................              9,773               6,565
                                                                               -----------         -----------

   Income from operations .............................................              7,904               5,464

Interest income .......................................................                341                 120
                                                                               -----------         -----------

Income before provision for income taxes ..............................              8,245               5,584
Provision for income taxes ............................................              3,170               2,202
                                                                               -----------         -----------

   Net income .........................................................        $     5,075         $     3,382
                                                                               ===========         ===========

Net income per share:
Basic .................................................................        $      0.39         $      0.27
Diluted ...............................................................        $      0.38         $      0.26

Weighted average shares outstanding, basic ............................             13,112              12,666
Weighted average shares outstanding, diluted ..........................             13,475              13,154

     See accompanying condensed notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            THREE MONTHS ENDED
                                                                                                        ---------------------------
                                                                                                         JUNE 30,         JUNE 30,
                                                                                                           2005             2004
                                                                                                        ----------       ----------
Cash flows from operating activities:
            Net income ...........................................................................      $    5,075       $    3,382
            Adjustments to reconcile net income to net cash used in
            operating activities:
              Depreciation .......................................................................             332              225
              Amortization of capitalized software costs .........................................             562              418
              Provision for bad debts ............................................................             254              137
              Provision for inventory obsolescence ...............................................              10               40
              Non-cash compensation from stock option grants .....................................             107              107
            Changes in assets and liabilities:
              Accounts receivable ................................................................          (4,207)          (2,814)
              Inventories ........................................................................             206              (99)
              Income tax receivable ..............................................................              15               --
              Other current assets ...............................................................            (735)              (2)
              Other assets .......................................................................             (18)              16
              Accounts payable ...................................................................             445            1,567
              Deferred revenue ...................................................................           2,267            2,179
              Accrued compensation and benefits ..................................................            (213)            (735)
              Income tax payable .................................................................           2,614              265
              Other current liabilities ..........................................................             758             (439)
              Deferred compensation ..............................................................             167               --
                                                                                                        ----------       ----------
Net cash provided by operating activities ........................................................           7,639            4,247
                                                                                                        ----------       ----------

Cash flows from investing activities:
            Additions to equipment and improvements ..............................................            (584)            (426)
            Additions to capitalized software costs ..............................................            (857)            (542)
                                                                                                        ----------       ----------
Net cash used in investing activities ............................................................          (1,441)            (968)
                                                                                                        ----------       ----------

Cash flows from financing activities:
            Dividends paid .......................................................................             (14)              --
            Proceeds from the exercise of stock options ..........................................             168              267
                                                                                                        ----------       ----------
Net cash provided by financing activities ........................................................             154              267
                                                                                                        ----------       ----------

Net increase in cash and cash equivalents ........................................................           6,352            3,546

Cash and cash equivalents at beginning of period .................................................          51,157           51,395
                                                                                                        ----------       ----------

Cash and cash equivalents at end of period .......................................................      $   57,509       $   54,941
                                                                                                        ==========       ==========

Supplemental disclosures of cash flow information:
                Cash paid during the period for income taxes, net of refunds .....................      $      572       $    1,884
                                                                                                        ==========       ==========

     See accompanying condensed notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2005 and for the three months ended June 30, 2005 and 2004, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to dollar amounts in this financial statement section are in thousands, except share and per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with fiscal year 2006 presentation.

2. Stock Split

On February 2, 2005, the Board of Directors declared a 2-for-1 stock split with respect to the Company's outstanding shares of common stock. The stock split record date was March 4, 2005 and the stock began trading post split on March 28, 2005. References to share and per share data contained in the consolidated financial statements has been retroactively adjusted to reflect the stock split.

3. Summary of Significant Accounting Policies

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

A typical system contract  contains  multiple  elements of the above items.  SOP
98-9 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately (using a rolling average of stand alone transactions) or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter.

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

Computers and electronic test equipment                                3-5 years
Furniture and fixtures                                                 5-7 years
Vehicles                                                                 7 years
Leasehold improvements     lesser of lease term or estimateduseful life of asset

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

Stock-based   compensation.   The  Company  accounts  for  stock-based  employee
compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and has adopted the disclosure provisions from the Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148) that supercedes Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied to employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the three months ended June 30, 2005 and 2004 is presented immediately below.

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

The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                          -----------------------------
                                                                              2005              2004
                                                                          -----------       -----------
                                                                          (unaudited)        (unaudited)
Net income, as reported ...........................................       $     5,075       $     3,382
Add: Option compensation expense, net of tax ......................                65                65
                                                                          -----------       -----------
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax
effects ...........................................................              (607)             (144)
                                                                          -----------       -----------
Pro forma net income ..............................................       $     4,533       $     3,303
                                                                          ===========       ===========

Net income per  share:
   Basic, as reported .............................................       $      0.39       $      0.27
                                                                          ===========       ===========
   Basic, pro forma ...............................................       $      0.35       $      0.26
                                                                          ===========       ===========
   Diluted, as reported ...........................................       $      0.38       $      0.26
                                                                          ===========       ===========
   Diluted, pro forma .............................................       $      0.34       $      0.25
                                                                          ===========       ===========
Fair market value of option awards granted during period ..........       $        --       $     2,942
                                                                          ===========       ===========

4. Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R) which is a revision of SFAS 123. Statement 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (SFAS 95). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative is no longer allowable under Statement 123R. The revised standard is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005, which for the Company will be the second quarter of fiscal 2006 beginning July 1, 2006. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123R and is therefore unable to disclose the impact that adoption will have on the Company's financial position and results of operations.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of SFAS 154 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

5. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the consolidated balance sheet as part of the deferred revenue balance.

                                                               JUNE 30,         MARCH 31,
                                                                 2005             2005
                                                             -----------      -----------
                                                             (Unaudited)
Accounts receivable, excluding undelivered maintenance
 and services ..........................................     $    23,951      $    22,162
Undelivered maintenance and services billed in advance,
 included in deferred revenue ..........................          15,357           13,037
                                                             -----------      -----------
Accounts receivable, gross .............................          39,308           35,199

Allowance for doubtful accounts ........................          (1,993)          (1,837)
                                                             -----------      -----------

  Accounts receivable, net .............................     $    37,315      $    33,362
                                                             ===========      ===========

Inventories are summarized as follows:
                                                             (Unaudited)
Computer systems and components, net of reserve for
 obsolescence of $156 and $146, respectively ...........     $       725      $       891
Miscellaneous parts and supplies .......................              19               69
                                                             -----------      -----------
  Inventories, net .....................................     $       744      $       960
                                                             ===========      ===========

                                                                     JUNE 30,        MARCH 31,
Other current liabilities are summarized as follows:                   2005            2005
                                                                    ----------      ----------
                                                                    (Unaudited)
Customer deposits .............................................     $    1,298      $      527
Sales tax payable .............................................          1,277             833
Commission payable ............................................            764             625
Accrued EDI expenses ..........................................            402             419
Deferred rent .................................................            244             198
Professional services .........................................            215             417
Other accrued expenses ........................................            579           1,002
                                                                    ----------      ----------

                                                                    $    4,779      $    4,021
                                                                    ==========      ==========

Short and long-term deferred revenue are summarized as follows:

                                                                   (Unaudited)
Maintenance ...................................................     $    5,374      $    4,639
Implementation services .......................................         18,513          17,471
Undelivered software and other ................................          3,857           3,367
                                                                    ----------      ----------

                                                                    $   27,744      $   25,477
                                                                    ==========      ==========

6. Intangible Assets - Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company does not amortize goodwill as the goodwill has been determined to have indefinite useful life. The balance of goodwill is related to the Company's NextGen Healthcare Information Systems Division (NextGen or Division), which was acquired by virtue of two acquisitions completed in May of 1996 and 1997, respectively. In accordance with SFAS 142, the Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2005 (the annual assessment date) was impaired. The fair value of NextGen was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

7. Intangible Assets - Capitalized Software Development Costs

The  Company  had  the  following   amounts  related  to  capitalized   software
development:

                                                                     JUNE 30,        MARCH 31,
                                                                       2005            2005
                                                                    ----------      ----------
                                                                    (Unaudited)
  Gross carrying amount .......................................     $   14,144      $   13,287
  Accumulated amortization ....................................         (9,515)         (8,953)
                                                                    ----------      ----------
  Capitalized software costs, net .............................     $    4,629      $    4,334
                                                                    ==========      ==========

  Aggregate amortization expense during the three and
  twelve month periods ended, respectively ....................     $      562      $    1,952
                                                                    ==========      ==========

Activity related to net capitalized software costs for the three month period ended June 30, 2005 is as follows:

Beginning of period .......................................................         $    4,334
Capitalized costs .........................................................                857
Amortization expense ......................................................               (562)
                                                                                    ----------
End of the period .........................................................         $    4,629
                                                                                    ==========

The  following  table  represents  the  remaining   estimated   amortization  of
intangible assets with determinable lives as of June 30, 2005:

For the year ended March 31,
2006 ......................................................................         $    1,708
2007 ......................................................................              1,860
2008 ......................................................................                990
2009 ......................................................................                 71
                                                                                    ----------
Total .....................................................................         $    4,629
                                                                                    ==========

8. Income Taxes

The provision for income taxes for the three months ended June 30, 2005 was approximately $3,170 as compared to approximately $2,202, for the three months ended June 30, 2004. The Company's effective tax rates for the three months ended June 30, 2005 and 2004 were 38.4% and 39.4%, respectively. The provision for income taxes for the three months ended June 30, 2005 and 2004 differ from the expected combined statutory rates primarily due to the estimated impact of varying state income tax rates and estimated research and development tax credits.

During fiscal year 2006, the Company expects to be eligible for a new benefit associated with a new domestic manufacturer's deduction. The regulations associated with this new benefit are currently being finalized by the IRS. The Company will evaluate and account for this deduction as soon as proposed regulations are issued. The Company anticipates a benefit of up to 1% of the Company's effective tax rate.

9. Net Income Per Share

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

                                                                                THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                         ------------------------------
                                                                             2005              2004
                                                                         -----------        -----------
                                                                         (Unaudited)        (Unaudited)
Net income ......................................................        $     5,075        $     3,382
Basic net income per common share:
  Weighted average of common shares outstanding .................             13,112             12,666
Basic net income per common share ...............................        $      0.39        $      0.27
                                                                         ===========        ===========

Net income ......................................................        $     5,075        $     3,382
Diluted net income per common share:
 Weighted average of common shares outstanding ..................             13,112             12,666
 Effect of potentially dilutive securities (options) ............                363                488
                                                                         -----------        -----------
 Weighted average of common shares outstanding-diluted ..........             13,475             13,154
Diluted net income per common share .............................        $      0.38        $      0.26
                                                                         ===========        ===========

10. Operating Segment Information

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

Operating segment data for the three month period ended June 30, 2005 and 2004 is as follows:

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                              ---------------------------------
                                                                 2005                  2004
                                                              -----------           -----------
Revenue:                                                      (Unaudited)           (Unaudited)
  QSI Division .....................................          $     3,833           $     3,982
  NextGen Division .................................               23,595                16,148
                                                              -----------           -----------
Consolidated revenue ...............................          $    27,428           $    20,130
                                                              ===========           ===========

Income(loss)from operations:
  QSI Division .....................................          $       717           $     1,264
  NextGen Division .................................                8,703                 5,194
  Unallocated corporate expenses ...................               (1,516)                 (994)
                                                              -----------           -----------
Consolidated operating income ......................          $     7,904           $     5,464
                                                              ===========           ===========

11. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2005. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

12. Commitments and Guarantees

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

We believe revenue recognition, the allowance for doubtful accounts, goodwill impairment and capitalized software costs are among the most critical accounting policies that impact our consolidated financial statements. We believe that our significant accounting policies, as described in Note 3 of our Condensed Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies", should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Goodwill Impairment. Our long-lived assets include goodwill of $1.8 million as of June 30, 2005 and 2004, respectively. We adopted SFAS 142 effective April 1, 2001. The statement applies to the amortization of goodwill and other intangible assets. We ceased amortizing amounts related to goodwill beginning April 1, 2001 as we determined that it had an indefinite life. The balance of goodwill is related to our NextGen Division. Under SFAS 142, we are required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. We have compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2005 (the date of our last annual impairment test) was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

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

Both Divisions develop and market practice management software which is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include scheduling and billing capabilities. It is important to note that in both the medical and

----------
(1)   UNIX is a registered trademark of the AT&T Corporation.

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

Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(1) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGen(emr)), Enterprise Practice Management (NextGen(epm)), Enterprise Appointment Scheduling (NextGen(eas)), Enterprise Master Patient Index
(NextGen(epi)), NextGen Image Control System (NextGen(ics)), Realtime Transaction Server Server (NextGen(ICS)), Electronic Data Interchange, System Interfaces, a Patient-centric Web Portal solution (NextMD(2).com), and a handheld product (NextGen(pda)). NextGen also markets a version of NextGen(emr) with reduced capabilities (NextGen Express). NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or within an ASP environment.

We continue to pursue product enhancement initiatives within each Division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 86.0% of our revenue for the first quarter of fiscal 2006 compared to 80.2% in the first quarter of fiscal 2005. The QSI Division accounted for 14.0% and 19.8% of revenue in the first quarter of fiscal 2006 and 2005, respectively. The NextGen Division's year over year revenue grew at 46.1% and 31.9% in the first quarter of fiscal 2006 and 2005, respectively, while the QSI Division's year over year revenue declined by 3.7% and 2.0% in the first quarter of fiscal 2006 and 2005 respectively.

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

Two of our directors are significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. Two of our directors and principal shareholders beneficially owned an aggregate of approximately 38% of the outstanding shares of our common stock at June 30, 2005. The Company's Bylaws permit its shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of Company shares the opportunity to assure themselves one or more seats on the Company's Board. The amounts required to assure a Board position can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of "broker non-votes", and the number of shares held by the shareholder exercising cumulative voting rights. In the event that cumulative voting is invoked, it is likely that the two of our directors holding an aggregate of approximately 38% of the outstanding shares of our common stock at June 30, 2005 will each have sufficient votes to assure themselves of one or more seats on our Board. With or without cumulative voting, these shareholders will have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. In addition, such influence by one or both of these affiliates could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

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

o use of cash as acquisition currency may adversely impact interest or investment income, thereby potentially negatively affecting our earnings and /or earnings per share;

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

o the possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies, including any deficiencies in internal controls and procedures and the costs associated with remedying such deficiencies; and

o     difficulty  in  integrating   acquired   operations  due  to  geographical
      distance, and language and cultural differences; and

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

Our per share price may be adversely effected if weaknesses in our internal controls are identified by ourselves or our independent auditors. Any weaknesses identified in our internal controls as part of the evaluation being undertaken by us and our independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the price at which our stock trades. In the process of evaluating and documenting our controls pursuant to Section 404 of the Sarbanes-Oxley Act, we have identified various deficiencies which were remediated. Management does not believe that any of these identified deficiencies constitute a material weakness in our internal controls.

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

It is also possible that the overall scope of Section 404 of the Sarbanes-Oxley Act of 2002 may be revised in the future, thereby causing our auditors and ourselves to review, revise or reevaluate our internal control processes which may result in the expenditure of additional human and financial resources.

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

Continuing worldwide political and economic uncertainties may adversely impact our revenue and profitability. In the last three years, worldwide economic conditions have experienced a downturn due to numerous factors including but not limited to concerns about inflation and deflation, decreased consumer confidence, the lingering effects of international conflicts, energy costs and terrorist and military activities. These conditions make it extremely difficult for our customers, our vendors and ourselves to accurately forecast and plan future business activities, and they could cause constrained spending on our products and services, and/or delay and lengthen sales cycles.

Our future policy concerning the payment of dividends is uncertain. While we paid a one-time cash dividend in March 2005, we have not historically paid dividends, cash or otherwise, and there can be no assurance that we will pay another dividend in the future. Unfulfilled expectation to the contrary could have a material negative impact upon the price of our stock.

Results of Operations

Overview of results

o We have experienced significant growth in our total revenue as a result of revenue growth in our NextGen Division. Revenue grew 36.2% on a consolidated basis in the three months ended June 30, 2005 versus 2004 and 23.4% in the three months ended June 30, 2004 versus 2003.

o Consolidated income from operations grew 44.7% in the three months ended June 30, 2005 versus 2004 and 52.2% in the three months ended June 30, 2004 versus 2003. This performance was driven in large part by the results in our NextGen Division.

o We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology.

NextGen Division

o Our NextGen Division has experienced significant growth in revenue and operating income. Divisional revenue grew 46.1% in the three months ended June 30, 2005 versus 2004 and 31.9% in the three months ended June 30, 2004 versus 2003 while divisional operating income (excluding unallocated corporate expenses) grew 67.6% in the three months end June 30, 2005 and 54.6% in the three months ended June 30, 2004.

o During the three months ended June 30, 2005, we added staffing resources to departments including but not limited to sales, support, implementation, and software development and intend to continue to do so during the remainder of fiscal year 2006.

o Our goals include continuing to enhance further our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

o Our QSI Division experienced a revenue decline of 3.7% in the three months ended June 30, 2005 versus 2004 and 2.0% in the three months ended June 30, 2004 versus 2003. The Division experienced a 43.3% decrease in operating income (excluding unallocated corporate expenses) in the three months ended June 30, 2005 versus 2004.

o Our goals for the QSI Division include maximizing revenue and profit performance given the constraints present in this Division's target market.

The following table sets forth for the periods indicated the percentage of revenues represented by each item in our Consolidated Statements of Income.

                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                                2005                2004
                                                                            -----------         -----------
                                                                            (unaudited)         (unaudited)
Revenues:
  Software, hardware and supplies ................................              47.3%               43.8%
  Implementation and training services ...........................               9.1                11.3
                                                                            -----------         -----------
System sales .....................................................              56.4                55.1

  Maintenance and other services .................................              32.3                33.6
  Electronic data interchange services ...........................              11.3                11.3
                                                                            -----------         -----------
Maintenance, EDI and other services ..............................              43.6                44.9

                                                                            -----------         -----------
   Total revenue .................................................             100.0               100.0
                                                                            -----------         -----------

Cost of revenue:
  Software, hardware and supplies ................................               9.0                11.7
  Implementation and training services ...........................               6.7                 6.9
                                                                            -----------         -----------
Total cost of system sales .......................................              15.7                18.6

  Maintenance and other services .................................              12.4                14.6
  Electronic data interchange services ...........................               7.5                 7.0
                                                                            -----------         -----------
Total cost of maintenance, EDI and other services ................              19.9                21.6

                                                                            -----------         -----------
   Total cost of revenue .........................................              35.6                40.2
                                                                            -----------         -----------

   Gross profit ..................................................              64.4                59.8
                                                                            -----------         -----------

   Selling, general and administrative ...........................              29.3                24.6
   Research and development ......................................               6.3                 8.0
                                                                            -----------         -----------

   Income from operations ........................................              28.8                27.1
                                                                            -----------         -----------

Interest income ..................................................               1.2                 0.6
                                                                            -----------         -----------

Income before provision for income taxes .........................              30.1**              27.7
Provision for income taxes .......................................              11.6                10.9
                                                                            -----------         -----------

   Net income ....................................................              18.5%               16.8%
                                                                            ===========         ===========

      ** does not add due to rounding

For the Three-Month Period June 30, 2005 versus 2004

Net Income. The Company's net income for the three months ended June 30, 2005 was $5.1 million or $0.39 per share on a basic and $0.38 per share on a fully diluted basis. In comparison, we earned $3.4 million or $0.27 per share on a basic and $0.26 per share on a fully diluted basis for the three months ended June 30, 2004. The increase in net income for the three months ended June 30, 2005 was achieved primarily through the following:

o     a 36.2% increase in consolidated revenue; and

o an increase in the consolidated gross profit percentage which increased to 64.4% in the quarter ended June 30, 2005 versus 59.8% in the same period of the prior year.

Revenue. Revenue for the three months ended June 30, 2005 increased 36.2% to $27.4 million from $20.1 million for the three months ended June 30, 2004. NextGen Division revenue increased 46.1% from approximately $16.1 million to approximately $23.6 million in the period, while QSI Division revenue declined by 3.7% during the period from approximately $4.0 million to approximately $3.8 million.

We report revenue in two major categories, "Systems sales" and "Maintenance, EDI and other services". Revenue in the systems sales category includes software license fees, hardware, third party software, supplies and implementation and training services related to the purchase of the Company's software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI and other category includes maintenance, EDI, and other revenue. Maintenance and EDI revenue are the principal sources of revenue in this category.

System Sales. Company-wide sales of systems for the three months ended June 30, 2005 increased 39.5% to $15.5 million from $11.1 million in the prior year quarter.

Our increase in revenue from sales of systems was principally the result of a 41.7% increase in category revenue at our NextGen Division whose sales in this category grew from $10.6 million during the quarter ended June 30, 2004 to $15.0 million during the quarter ended June 30, 2005. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services by Division:

                                              ---------------------------------------------------------------------
                                                                  Hardware,
                                                                 Third Party       Implementation
                                                                Software and        and Training          Total
                                                Software           Supplies           Services         System Sales
                                              -----------      --------------      --------------      ------------
Three months ended
  June 30, 2005
QSI Division .........................        $        51        $       314        $       126        $       491
NextGen Division .....................             11,186              1,422              2,364             14,972
                                              -----------        -----------        -----------        -----------
Consolidated .........................        $    11,237        $     1,736        $     2,490        $    15,463
                                              ===========        ===========        ===========        ===========

Three months ended
  June 30, 2004
QSI Division .........................        $       324        $       140        $        56        $       520
NextGen Division .....................              6,676              1,679              2,209             10,564
                                              -----------        -----------        -----------        -----------
Consolidated .........................        $     7,000        $     1,819        $     2,265        $    11,084
                                              ===========        ===========        ===========        ===========

NextGen Division software revenue increased 67.6% between the three months ended June 30, 2004 and the three months ended June 30, 2005. The Division's software revenue accounted for 74.7% of divisional system sales revenue during the three months ended June 30, 2005, an increase from 63.2% in the prior year period. The increase in software's share of systems sales was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division and management was pleased with the Division's performance in this area.

During the three months ended June 30, 2005, 9.5% of NextGen's system sales revenue was represented by hardware and third party software compared to 15.9% in the same prior year period. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared to prior periods. However, this decrease was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division's sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 7.0% in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The slight growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The amount of implementation and training services revenue and the corresponding rate of growth compared to a prior period in any given quarter is dependant on several factors including timing of customer implementations, the availability of qualified staff, the amount of implementation services sold and the mix of services being rendered. During the quarter ended June 30, 2005, the Company sold approximately $1.0 million more in implementation services sold than rendered resulting in an increase in deferred implementation revenue as of June 30, 2005. The number of implementation and training staff increased during the three months ended June 30, 2005 versus 2004 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

Systems sales revenue in the QSI Division declined 5.6% in the quarter ended June 30, 2005 from the quarter ended June 30, 2004. We do not presently foresee any material changes in the business environment for the Division with respect to the constrained environment that has been in place for the past several years. The year over year increase in hardware, third party software and supplies as well as in implementation services was more than offset by decreases in software sales.

Maintenance, EDI and Other Services. For the three months ended June 30, 2005, company-wide revenue from maintenance, EDI and other services grew 32.3% to $12.0 million from $9.0 million in the same period in the prior year. The increase in this category resulted from an increase in maintenance and EDI revenue from the NextGen Division's client base. Total NextGen Division maintenance revenue for the three months ended June 30, 2005 grew 47.6% from the same year ago period, while EDI revenue grew 81.0% with respect to the same periods. QSI Division maintenance revenue declined 6.1% compared to the same year ago period while QSI divisional EDI revenue declined by approximately 3.7% with respect to the same periods.

The following table details revenue included in the maintenance and other category for the three month periods ended June 30, 2005 and 2004:

                                          --------------------------------------------------------------------
                                          Maintenance            EDI               Other              Total
                                          -----------        -----------        -----------        -----------
Three months ended
  June 30, 2005
QSI Division .....................        $     1,769        $     1,183        $       390        $     3,342
NextGen Division .................              5,542              1,919              1,162              8,623
                                          -----------        -----------        -----------        -----------
Consolidated .....................        $     7,311        $     3,102        $     1,552        $    11,965
                                          ===========        ===========        ===========        ===========

Three months ended
  June 30, 2004
QSI Division .....................        $     1,884        $     1,228        $       349        $     3,461
NextGen Division .................              3,755              1,060                770              5,585
                                          -----------        -----------        -----------        -----------
Consolidated .....................        $     5,639        $     2,288        $     1,119        $     9,046
                                          ===========        ===========        ===========        ===========

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter as well as our relative success in retaining and expanding existing maintenance customers. NextGen's EDI revenue growth has also come from new customers and from further penetration of the Division's existing customer base. NextGen's growth in maintenance and EDI revenue was at or above our expectations for the period. We intend to continue to promote maintenance and EDI services to both new and existing customers.

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended June 30, 2005 and 2004 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each Division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites.

                                   ------------------------------------------------------------------------------------------------
                                             NextGen                             QSI                           Consolidated
                                   ----------------------------      ----------------------------      ----------------------------
                                   Maintenance          EDI          Maintenance          EDI          Maintenance          EDI
                                   -----------      -----------      -----------      -----------      -----------      -----------
June 30, 2004  ...............             438              317              308              222              746              539
Billing sites added ..........             186              164                6               19              192              183
Billing sites removed ........              (5)             (31)             (30)             (25)             (35)             (56)
                                   -----------      -----------      -----------      -----------      -----------      -----------
June 30, 2005  ...............             619              450              284              216              903              666
                                   ===========      ===========      ===========      ===========      ===========      ===========

Cost of Revenue. Cost of revenue for the three months ended June 30, 2005 was $9.8 million and $8.1 million for the three months ended June 30, 2004, while the cost of revenue as a percentage of net revenue decreased to 35.6% from 40.2% during such periods.

The decrease in our consolidated cost of revenue as a percentage of revenue between the three months ended June 30, 2005 and the three months ended June 30, 2004 is attributable to three main factors:

o a reduction in the level of hardware and third party software expense as a percentage of revenue in the NextGen Division;

o an increase in the NextGen Division's share of consolidated revenue from 80.2% in the quarter ended June 30, 2004 to 86.0% in the quarter ended June 30, 2005. The NextGen Division's gross profit has been and continues to be higher than the QSI Division; and

o The NextGen Division's gross profit has been and continues to be higher than the QSI Division.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two
Divisions:

                                   --------------------------------------------------------------      ------------

                                     Hardware,      Payroll and
                                   Third Party        related        Other Direct      Total Cost
                                     Software         Benefits         Expenses        of Revenue      Gross Profit
                                   -----------      -----------      ------------     -----------      ------------
Three months ended
June 30, 2005
QSI Division .................            13.3%            19.2%            20.9%            53.4             46.6%
NextGen Division .............             6.5             11.2             14.9             32.6             67.4
                                   -----------      -----------      -----------      -----------      -----------
Consolidated .................             7.5             12.3             15.8             35.6             64.4
                                   ===========      ===========      ===========      ===========      ===========

Three months ended
June 30, 2004
QSI Division .................             6.3             17.0             25.7             49.0             51.0
NextGen Division .............            10.8             14.1             13.2             38.1             61.9
                                   -----------      -----------      -----------      -----------      -----------
Consolidated .................             9.9%            14.7%            15.6%            40.2%            59.8%
                                   ===========      ===========      ===========      ===========      ===========

During the three months ended June 30, 2005, hardware and third party software constituted a smaller portion of consolidated revenue compared to the same year ago period driven principally by the composition of NextGen Division revenue. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared with prior periods. However, this reduction was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 12.3% of consolidated revenue compared to 14.7% during the three months ended June 30, 2004. The absolute level of consolidated payroll and benefit expenses grew from $2.9 million in the three months ended June 30, 2004 to $3.4 million in the three months ended June 30, 2005, an increase of 16.7% or $0.5 million. This increase was due primarily to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division where such expenses increased to $2.6 million in three months ended June 30, 2005 from $2.2 million in the three months ended June 30, 2004. Payroll and benefits expense associated with delivering products and services in the QSI Division during the three months ended June 30, 2005 and 2004 remained relatively unchanged at approximately $0.7 million, respectively.

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

Other Direct Expenses, which consists of outside service costs, amortization of software development costs and other costs remained fairly consistent as a percentage of revenue on a consolidated basis between periods.

Should the NextGen Division continue to represent an increasing share of our revenue and should the NextGen Division continue to earn substantially more gross profit than the QSI Division, our consolidated gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, gross profit for the Company increased for the three month period ended June 30, 2005 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended June 30, 2005 and 2004:

                                        ---------------------------------------------------------------------
                                          Three months ended June 30,            Three months ended June 30,
                                        ------------------------------         ------------------------------
                                            2005                %                  2004                %
                                        -----------        -----------         -----------        -----------
QSI Division
Revenue ........................        $     3,833              100.0%        $     3,982              100.0%
Cost of revenue ................              2,048               53.4               1,950               49.0
                                        -----------        -----------         -----------        -----------
Gross profit ...................        $     1,785               46.6         $     2,032               51.0
                                        ===========        ===========         ===========        ===========

NextGen Division
Revenue ........................        $    23,595              100.0         $    16,148              100.0
Cost of revenue ................              7,703               32.6               6,151               38.1
                                        -----------        -----------         -----------        -----------
Gross profit ...................        $    15,892               67.4         $     9,997               61.9
                                        ===========        ===========         ===========        ===========

Consolidated
Revenue ........................        $    27,428              100.0         $    20,130              100.0
Cost of revenue ................              9,751               35.6               8,101               40.2
                                        -----------        -----------         -----------        -----------
Gross profit ...................        $    17,677               64.4%        $    12,029               59.8%
                                        ===========        ===========         ===========        ===========

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2005 increased 62.2% to $8.0 million as compared to $5.0 million for the three months ended June 30, 2004. The increase in the amount of such expenses resulted primarily from a $0.7 million in selling and administrative salaries and related benefits in the NextGen division, $0.4 million increase in NextGen selling commission expenses, $0.3 million in NextGen travel expenses, $1.2 million increase in other general and administrative expenses primarily in the NextGen Division, $0.2 million increase for corporate related professional services and $0.2 million in corporate related salaries and related benefits. Selling, general and administrative expenses as a percentage of revenue increased from 24.6% in the three months ended June 30, 2004 to 29.3% in the three months ended June 30, 2005 due to the fact that the rate of growth in selling, general and administrative expense was more than the aggregate revenue growth rate for the Company.

We anticipate increased expenditures for trade shows, advertising and the employment of additional sales and administrative staff at the NextGen Division. We also anticipate future increases in corporate expenditures being made in the areas of staffing and professional services. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general, and administrative expenses as a percentage of revenue.

Research and Development Costs. Research and development costs for the three months ended June 30, 2005 and 2004 were $1.7 million and $1.6 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 6.3% from 8.0% during the months ended June 30, 2005, primarily as a result of increased sales. Research and development expenses are expected to continue at or above current levels.

Interest Income. Interest income for the three months ended June 30, 2005 increased 184.2% to approximately $0.3 million compared with $0.1 million in the three months ended June 30, 2004. Interest income in the three months ended June 30, 2005 increased primarily due to the effect of an increase in short term interest rates versus the prior year quarter as well as comparatively higher amounts of funds available for investment during the three months ended June 30, 2005.

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

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2005 was approximately $3.2 million as compared to approximately $2.2 million, for the three months ended June 30, 2004. The Company's effective tax rates for the three months ended June 30, 2005 and 2004 were 38.4% and 39.4%, respectively. The provision for income taxes for the three months ended June 30, 2005 and 2004 differ from the expected combined statutory rates primarily due to the estimated impact of varying state income tax rates and estimated research and development tax credits.

During fiscal year 2006, the Company expects to be eligible for a new benefit associated with a new domestic manufacturer's deduction. The regulations associated with this new benefit are currently being finalized by the IRS. The Company will evaluate and account for this deduction as soon as proposed regulations are issued and anticipate a benefit of up to 1% of the Company's effective tax rate.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the three months ended June 30, 2005 and 2004:

                                                              Three months ended June 30,
                                                           -------------------------------
                                                               2005               2004
                                                           -----------         -----------
Cash and cash equivalents ........................         $    57,509         $    54,941

Net increase in cash and cash equivalents
during the three month period ....................         $     6,352         $     3,546

Net income during the period .....................         $     5,075         $     3,382

Net cash provided by operations during the
period ...........................................         $     7,639         $     4,247

Number of days of sales outstanding at start of
the period .......................................                 119                  99

Number of days of sales outstanding at the end
of the period ....................................                 124                 104

The Company's principal source of cash was cash provided by operations. The number of days sales outstanding at the end of the period increased by five days during the three month period ended June 30, 2005. The number of days sales outstanding increased by 20 days during the three months ended June 30, 2005 versus the prior year primarily due to an increase in the volume of services sold by the NextGen Division which had not yet been rendered resulting in an increase in both deferred revenue and accounts receivable. If amounts included in both accounts receivable and deferred revenue were netted out, the Company's turnover of accounts received expressed as days sales outstanding would be 73 days as of June 30, 2005 and 50 days as of June 30, 2004. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the three months ended June 30, 2005, we anticipate being able to continue to generate cash from operations during fiscal 2006 primarily from the net income of the Company.

Cash and cash equivalents increased by $6.4 million between March 31, 2005 and June 30, 2005 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased by approximately $3.5 million during the three months ended June 30, 2004, also primarily as a result of cash generated by operating activities.

Net cash used in investing activities for the three months ended June 30, 2005 and 2004 was $1.4 and $1.0 million respectively. Net cash used in investing activities for the three months ended June 30, 2005 and 2004 consisted of additions to equipment and improvements and capitalized software.

During the three months ended June 30, 2005, we received proceeds of $0.2 million from the exercise of stock options.

At June 30, 2005, we had cash and cash equivalents of $57.5 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

Management believes that its cash and cash equivalents on hand at June 30, 2005, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for the balance of fiscal 2006.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2005, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

-------------------------------------------    ---------------------------------------------------------------------------
                                                               Less than a                                       Beyond 5
Contractual Obligations                           Total            year         1-3 years       3-5 years          years
-------------------------------------------    -----------     -----------     -----------     -----------     -----------
Non-cancelable lease obligations               $     4,650     $     1,102     $     3,158     $       389     $         0
                                               ===========     ===========     ===========     ===========     ===========

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

During the quarter ended June 30, 2005, the following changes have occurred in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. We have continued to add internal resources to our financial reporting function including the hiring of a qualified Director of Tax Compliance and Director of Compliance. We are performing ongoing evaluations of our internal processes in order to find opportunities to further enhance our internal control system.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submissions of Matters to a Vote of Securities Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

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

      QUALITY SYSTEMS, INC.


Date: August 4, 2005                   By: /s/ Louis Silverman
                                           -------------------------------------
                                           Louis Silverman
                                           Chief Executive Officer


Date: August 4, 2005                   By: /s/ Paul Holt
                                           -------------------------------------
                                           Paul Holt
                                           Chief Financial Officer; Principal
                                           Accounting Officer