Form 10-K/A
period 2005-03-31
QUALITY SYSTEMS INC
filed 2005-08-10
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                FORM 10-K/A NO. 1
(Mark One)

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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2004: $210,543,000 (based on the closing sales price of the Registrant's Common Stock as reported in the NASDAQ National Market System on that date, $50.51 per share).*

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 3, 2005: $415,011,000 (based on the closing sales price of the Registrant's Common Stock as reported in the NASDAQ National Market System on that date, $51.30 per share).*

* For purposes of this report, in addition to those shareholders which fall within the definition of "affiliates" under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant's Common Stock are deemed to be affiliates.

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

      Common Stock, $.01 par value                           13,124,860
                (Class)                           (Outstanding at July 27, 2005)

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                EXPLANATORY NOTE

      This Amendment No. 1 to Form 10-K is being filed to include the information required by Part III, Items 10, 11, 12, 13 and 14.

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers

      The names, ages, positions held and business experience of the Company's directors and executive officers as of July 27, 2005 is as follows:

      William V. Botts (69) was a director of Summit Designs from 1996 to 2000. He served as Chairman and Chief Executive Officer of Summit Designs from July 1999 to April 2000 when the company merged with a larger private company and became publicly traded on Nasdaq as Innovada which he then served as its director through July 2002. Since 1993 he has been engaged as an independent consultant to business in areas related to problem solving, operations, strategic planning, mergers and/or acquisitions. He has held numerous other past and present directorship and chairmanship positions with privately held companies.

      Patrick B. Cline (44) currently serves as President of the Company's NextGen Healthcare Information Systems Division. He served as the Company's interim Chief Executive Officer for the April - July 2000 period. Mr. Cline was a co-founder of Clinitec; a company acquired by Quality Systems, Inc. in 1996, and has served as its President since its inception in January 1994 and throughout its transition to NextGen Healthcare Information Systems. Prior to co-founding Clinitec, Mr. Cline served, from July 1987 to January 1994, as Vice President of Sales and Marketing with Script Systems, a subsidiary of InfoMed, a healthcare information systems company. From January 1994 to May 1994, after the founding of Clinitec, Mr. Cline continued to serve, on a part time basis, as Script Systems' Vice President of Sales and Marketing. Mr. Cline has held senior positions in the healthcare information systems industry since 1981. Mr. Cline was appointed a director of the Company by the Board on May 25, 2005.

      Maurice J. DeWald (65) is and has been since 1992 the Chief Executive Officer of Verity Financial Group, Inc., a financial advisory firm. He is a director of Advanced Materials Group, Inc. and Mizuho Corporate Bank of California. He was an audit partner/managing partner with the international accounting firm KPMG, LLP and was with that firm from 1962 to 1991. He holds a B.B.A. from the University of Notre Dame and has a California C.P.A. professional certification.

      Jonathan Javitt (48) is the Co-Founder of Health Directions, LLC and has served as its Vice Chairman since 1998. Prior to his current position he was Co-Founder & Chief Scientific Officer of Active Health Management from 1999 to 2004. Additionally, Dr. Javitt was Co-Founder & Director of Coderyte, Inc. from 1999 to 2004 and Founder & Chairman of Certitude, Inc from 1994 to 1997. Between 2003 and 2005 he served as chair of the Health Subcommittee of the President's Information Technology Advisory Committee, White House Office of Science and Technology Policy. He was previously Vice Chairman/Chief Science Officer of eMedx (later Active Health) from June 1998 to April 2004. He has held senior executive positions with United Health Care (UNH) from 1997 to 1998 and First Consulting Group (FCGI) from 2004 to 2005. He holds an A.B. from Princeton University, obtained his M.D. from Cornell University, and holds a Masters Degree in Public Health from Harvard University.

      Vincent J. Love (64) is the managing partner of Kramer, Love & Cutler, LLP, a financial consulting group. He was employed by the accounting firm Ernst & Young from 1967 to 1994, and served as a partner of that firm from 1979 to 1994. He is a member of Counsel, the governing body, of the American Institute of Certified Public Accountants and an honorary member of the Executive Committee of the American Arbitration Association. He achieved the rank of Captain in the U.S. Army, has a B.B.A. from the City College of New York, and is a New York, Ohio, and Connecticut C.P.A.

      Steven T. Plochocki (53) joined Trinity Hospice, a national hospice provider, as Chief Executive Officer and board member in October 2004. Prior to joining Trinity Hospice, he was Chief Executive Officer of InSight, a national provider of diagnostic imaging services from November 1999 to August 2004. Previously he was Chief Executive Officer of Centratex Support Services, Inc., a support services company for the healthcare industry and had previously held other senior level positions with healthcare industry firms. He holds B.A. in Journalism and Public Relations from Wayne State University and a Master's degree in Business Management from Central Michigan University.

      Sheldon Razin (67) is the founder of the Company and has served as its Chairman of the Board since the Company's inception in 1974. He served as the Company's Chief Executive Officer from 1974 until April 2000. Since its inception until April 2000, he also served as the Company's President, except for the period from August 1990 to August 1991. Additionally, Mr. Razin served as Treasurer from the Company's inception until October 1982. Prior to founding the Company, he held various technical and managerial positions with Rockwell International Corporation and was a founder of the Company's predecessor, Quality Systems, a sole proprietorship engaged in the development of software for commercial and space applications and in management consulting work. Mr. Razin holds a B.S. degree in Mathematics from the Massachusetts Institute of Technology.

      Louis E. Silverman (46) was appointed President and Chief Executive Officer of the Company on July 31, 2000. Mr. Silverman was previously Chief Operations Officer of CorVel Corp., a publicly traded national managed care services and technology firm with headquarters in Irvine, California. Mr. Silverman holds a Master of Business Administration degree from Harvard Graduate School of Business Administration and a Bachelor of Arts degree from Amherst College. Mr. Silverman was appointed a director of the Company by the Board on May 25, 2005.

      Ahmed Hussein (64) is, and has been since 1997, the Director of National Investment Company, Cairo, Egypt. Mr. Hussein founded National Investment Company in 1996 and has served as a member of its Board of Directors since its inception. Mr. Hussein served as a Senior Vice President of Dean Witter from 1993 to 1996. Mr. Hussein is a director of the following publicly held Egyptian companies: Nasr City Co., Simo Paper Co., and Nobria Agriculture.

      Greg Flynn (47) has served as the QSI Division's General Manager since April 2000 and as Executive Vice President since August 1998 after serving as Vice President of Sales and Marketing from January 1996 to August 1998. Between June 1992 and January 1996, Mr. Flynn served as Vice President Administration. In these capacities, Mr. Flynn has been responsible for numerous functions related to the Company's ongoing management and sales. Previously, Mr. Flynn served as the Company's Vice President, Corporate Communications. Mr. Flynn joined us in January 1982. He holds a B.A. degree in English from the University of California, Santa Barbara.

      Paul A. Holt (39) was appointed Chief Financial Officer in November 2000. Mr. Holt has served as the Company's Controller from January 2000 to May 2000 and was appointed interim Chief Financial Officer in May 2000. Prior to joining the Company, Mr. Holt was the Controller of Sierra Alloys Co., Inc., a titanium metal manufacturing company from August 1999 to December 1999. From May 1997 to July 1999, he was Controller of Refrigeration Supplies Distributor, a wholesale distributor and manufacturer of refrigeration supplies and heating controls. From March 1995 to April 1997 he was Assistant Controller of Refrigeration Supplies Distributor. Mr. Holt is a Certified Public Accountant and holds an M.B.A. from the University of Southern California and a B.A. in Economics from the University of California, Irvine.

      The Company's executive officers are elected by, and serve at the discretion of, the Board of Directors.

Board of Directors Meetings and Related Matters

      The Company's Bylaws require that at least a majority of the members of the Board shall be independent directors. The Bylaws state that an "independent director" means a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent:

      (a) a director who is, or at any time during the past three years was, employed by the Company or by any parent or subsidiary of the Company;

      (b) a director who accepted or who has a family member (as defined below) who accepted any payments from the company or any parent subsidiary of the Company in excess of $60,000 during the current or any of the past three fiscal years, other than for the following:

                  i.    compensation for Board or Board committee service;

                  ii.   payments   arising   solely  from   investments  in  the
                        Company's securities;

                  iii.  compensation   paid  to  a  family   member   who  is  a
                        non-executive employee of the Company or a parent or subsidiary of the Company;

                  iv. benefits under a tax-qualified retirement plan, or non-discretionary compensation; or

                  v. loans permitted under Section 13(k) of the Exchange Act of 1934;

      (c) a director who is a family member of an individual who is or at any time during the past three years was, employed by the Company or by any parent or subsidiary of the Company as an executive officer;

      (d) a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

                  i.    payments   arising   solely  from   investments  in  the
                        Company's securities; or

                  ii. payments under non-discretionary charitable contribution matching programs;

      (e) a director of the Company who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the officers of the Company serve on the compensation committee of such other entity; or

      (f) a director who is, or has a family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

      A "family member" for these purposes means a person's spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person's home.

      During the fiscal year ended March 31, 2005, the Board held 12 meetings. There were no actions taken by unanimous written consent. No director standing for re-election to the Board attended less than 75% of the aggregate of all meetings of the Board and all meetings of committees of the Board upon which he served.

      On July 7, 2005, one of the Company's directors, Mr. Ahmed Hussein, filed a Schedule 13D with the Securities and Exchange Commission and sent a written notice to the Company informing the Company that, among other things, he may cumulate his votes and may seek to elect one or more of two independent director nominees (in addition to himself) at the 2005 Annual Meeting.

      In light of Mr. Hussein's schedule 13D filing, on July 18, 2005 the Board formed a Special Committee. Among other things, the Special Committee has been delegated all powers of the Board in connection with the solicitation and voting of proxies at the annual meeting. The Special Committee consists of the following directors: William Botts, Patrick Cline, Maurice DeWald, Jonathan Javitt, Vincent Love, Steven Plochocki, Sheldon Razin, and Lou Silverman.

      Additionally, Mr. Hussein declined to complete the Company's 2005 Director's Questionnaire. Therefore, this report was prepared without the benefit of any additional information that may have been included if his Questionnaire had been completed and returned to the Company.

      The Board has an Audit Committee which since September 21, 2004 has consisted of Messrs. DeWald, Love, and Botts. The Audit Committee is comprised entirely of "independent" (as defined in Rule 4200(a)(15) of the Nasdaq listing standards) directors and operates under a written charter adopted by the Board. The duties of the Audit Committee include meeting with the independent public accountants of the Company to review the scope of the annual audit and to review the quarterly and annual financial statements of the Company before the statements are released to the Company's shareholders. The Audit Committee also evaluates the independent public accountants' performance and makes recommendations to the Board as to whether the independent public accounting firm should be retained by the Company for the ensuing fiscal year. In addition, the Audit Committee reviews the Company's internal accounting and financial controls and reporting systems practices. During the fiscal year ended March 31, 2005, the Audit Committee held seven meetings. The Audit Committee's current charter, adopted January 29, 2004, is included as Appendix A to the Company's 2004 Proxy Statement. The Audit Committee and Board have confirmed that the Audit Committee does and will continue to include at least three independent members. The Audit Committee and the Board have confirmed that Mr. DeWald meets applicable Nasdaq listing standards for designation as an "Audit Committee Financial Expert" and being for being "independent."

      The Board has a Nominating Committee which since September 21, 2004 has consisted of Messrs. Plochocki, Javitt, and Love. The Nominating Committee is responsible for identifying and recommending to the Board direct nominee candidates and is composed entirely of independent directors. The Nominating Committee will consider candidate nominees for election as director who are recommended by shareholders. Recommendations should be sent to the Secretary of the Company and should include the candidate's name and qualifications and a statement from the candidate that he or she consents to being named in the proxy statement and will serve as a director if elected. In order for any candidate to be considered by the Nominating Committee and, if nominated, to be included in the proxy statement, such recommendation must be received by the Secretary not less than 150 days prior to the anniversary date of the Company's most recent annual meeting of shareholders.

      The Nominating Committee believes that it is desirable that directors possess an understanding of the Company's business environment and have the knowledge, skills, expertise and such diversity of experience that the Board's ability to manage and direct the affairs and business of the Company is enhanced. Additional considerations may include an individual's capacity to enhance the ability of committees of the Board to fulfill their duties and/or satisfy any independence requirements imposed by law, regulation or listing requirements.

      The Nominating Committee may receive suggestions from current Board members, Company executive officers or other sources, which may be either unsolicited or in response to requests from the Nominating Committee for such candidates. The Nominating Committee may also, from time to time, engage firms that specialize in identifying director candidates.

      Once a person has been identified by the Nominating Committee as a potential candidate, the Nominating Committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the Nominating Committee determines that the candidate warrants further consideration, the Chairman or another member of the Nominating Committee may contact the person. Generally, if the person expresses a willingness to be considered and to serve on the Board, the Nominating Committee may request information from the candidate, review the person's accomplishments and qualifications and may conduct one or more interviews with the candidate. The Nominating Committee may consider all such information in light of information regarding any other candidates that the Nominating Committee might be evaluating for nomination to the Board. Nominating Committee members may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate's accomplishments. With the nominee's consent, the Nominating Committee may also engage an outside firm to conduct background checks on candidates as part of the nominee evaluation process. The Nominating Committee's evaluation process does not vary based on the source of the recommendation, though in the case of a shareholder nominee, the Nominating Committee and/or Board may take into consideration the number of shares held by the recommending shareholder and the length of time that such shares have been held.

      In compiling the Board slate appearing in the Company's proxy statement for its 2005 annual meeting, nominee referrals as well as nominee recommendations were received from existing directors and members of management
- both solicited and unsolicited. No paid consultants were engaged by the Company, the Board or any of its committees for the purposes of identifying qualified, interested Board candidates.

      During the fiscal year ended March 31, 2005 the Nominating Committee held two meetings. The Nominating Committee's current charter, while not posted on the Company's website, is included as Appendix B to the Company's 2004 Proxy Statement.

      The Board has a Compensation Committee which since September 21, 2004 has consisted of Messrs. Botts, DeWald, and Javitt. The Compensation Committee is composed entirely of independent directors, and is responsible for (i) ensuring that senior management will be accountable to the Board through the effective application of compensation policies and (ii) monitoring the effectiveness of the Company's compensation plans applicable to both senior management and the Board (including committees thereof). The Compensation Committee establishes compensation policies applicable to the Company's executive officers. During the fiscal year ended March 31, 2005, the Compensation Committee held nine meetings.

      The Board has a Transaction Committee which since September 21, 2004 has consisted of Messrs. Javitt, Botts, and Plochocki. The Transaction Committee is responsible for considering and making recommendations to the Company's Board with respect to all proposals involving (i) a change in control of the Company or (ii) the purchase or sale of assets constituting more than 10% of the Company's total assets. The Transaction Committee is composed entirely of independent directors. During the fiscal year ended March 31, 2005, the Transaction Committee held five meetings.

      Under the Company's Bylaws, if at any time the Chairman of the Board shall be an executive officer of the Company, or for any other reason shall not be an independent director, a non-executive

Lead Director ("Lead Director") shall be selected by the independent directors. The Lead Director shall be one of the independent directors, shall be a member of the Audit Committee and of the Executive Committee, if there is such a committee, and shall be responsible for coordinating the activities of the independent directors. The Lead Director shall assist the Board in assuring compliance with the Company's corporate governance procedures and policies, and shall coordinate, develop the agenda for, and moderate executive sessions of the Board's independent directors. Such executive sessions shall be held immediately following each regular meeting of the Board, and or at other times as designated by the Lead Director. The Lead Director shall approve, in consultation with the other Independent Directors, the retention of consultants who report directly to the Board. If at any time the Chairman of the Board is one of the independent directors, then he or she shall perform the duties of the Lead Director.

      Directors of the Company who are also employees of the Company are not compensated for their services as directors or committee members. Under the terms of the Company's Director Compensation Program, all non-employee directors of the Company shall receive a retainer of $24,000 per year, plus a fee of $2,000 per meeting of the Board attended. Directors who serve on a committee of the Board shall receive a fee of $1,000 per committee meeting attended. Board members traveling cross country to attend a Board meeting or committee meeting shall receive an additional fee of $1,000. In addition to the cash remuneration above, each newly elected nonemployee director shall receive 12,000 options to purchase Common Stock of the Company upon election to the Board. For purposes of the Director Compensation Program, all nonemployee directors elected at the September 21, 2004, shareholder's meeting were deemed newly elected. Thereafter, each nonemployee director reelected to the Board shall receive 10,000 options to purchase Common Stock of the Company upon each annual reelection date. The options are priced at the fair market value of the Company's Common Stock on the date of grant, fully vest in three months from the date of grant, and expire seven years from the date of grant.

Section 16(a) Beneficial Ownership Reporting Compliance

      Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the directors and officers of the Company and any person who owns more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC") and Nasdaq. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all forms they file in accordance with Section 16(a).

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended March 31, 2005, all of its officers, directors and greater than 10% shareholders complied with all filing requirements applicable to such persons with the exception of Ahmed Hussein who failed to file a Form 4 related to a grant of 7,000 options received on February 11, 2005. Mr. Hussein's Form 4 concerning such grant was subsequently filed with the SEC on July 29, 2005.

Code of Ethics

      We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer (our principal accounting officer). This Code is posted on our Website located at www. qsii.com. The code of ethics may be found as follows: From our main Web page, first click on "company info" and then on "corporate governance." We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on our Website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

      The following table sets forth certain compensation information for the three fiscal years ended March 31, 2005, 2004, and 2003, respectively, by the Chief Executive Officer and the other highest paid executive officers of the Company (up to four) serving as such at the end of the 2005 fiscal year whose aggregate total annual salary and bonus for such year exceeded $100,000 (the "Named Executive Officers").

                           Summary Compensation Table

-------------------------------------------------------------------------------------------------------------
                                                                           Long Term
                                                                           Compensation
                                                                           Awards
                                                                           Securities          All Other
                                                                           Underlying          Compensation
Name and Principal Position           Year      Salary ($)    Bonus ($)    Options             ($)(1)
-------------------------------------------------------------------------------------------------------------
Louis Silverman                       2005       289,042       144,521         85,000              2,113
   Chief Executive Officer and        2004       278,500       139,250             --              2,000
   President                          2003       262,937       103,602             --              2,000
-------------------------------------------------------------------------------------------------------------
Patrick Cline
   President, NextGen                 2005       303,245       280,110        125,000              2,929
   Healthcare Information             2004       257,500       196,500         18,000              2,000
   Systems Division                   2003       243,287       118,250             --              2,000
-------------------------------------------------------------------------------------------------------------
Gregory Flynn
   Executive Vice President,          2005       202,167        20,217         38,750              4,155
   General Manager of QSI             2004       187,500        18,810         10,000              4,063
   Division                           2003       180,000            --             --              1,800
-------------------------------------------------------------------------------------------------------------
Paul Holt
   Chief Financial Officer            2005       142,051        64,570         33,500              1,962
                                      2004       119,378        28,541             --              1,479
                                      2003       101,438        27,250             --              1,197
-------------------------------------------------------------------------------------------------------------

----------

(1) This column reflects amounts attributable to Company contributions to the Company's Deferred Compensation Plan and/or 401k plan.

                     Option /SAR Grants in Last Fiscal Year

      The following table provides information with respect to option grants during fiscal 2005 to the Named Executive Officers.

----------------------------------------------------------------------------------------------------------------------
                                                                                          Potential Realizable Value
                           Number of        Percent of                                    at Assumed Annual Rates of
                          Securities      Total Options                                    Stock Price Appreciation
                          Underlying        Granted to      Exercise or                      for Option Term (#)*
                            Options        Employees in      Base Price     Expiration
         Name             Granted (#)    Fiscal Year (%)     ($/Share)         Date             5%             10%
----------------------------------------------------------------------------------------------------------------------
   Louis Silverman          85,000            9.58%           $38.675        2/10/2012      $1,338,292     3,118,789
----------------------------------------------------------------------------------------------------------------------
    Patrick Cline           40,000            4.51%           $23.335        6/9/2009       $  257,881       569,850
----------------------------------------------------------------------------------------------------------------------
    Patrick Cline           85,000            9.58%           $38.675        2/10/2012      $1,338,292     3,118,789
----------------------------------------------------------------------------------------------------------------------
    Gregory Flynn            9,000            1.01%           $23.710        9/2/2009       $   58,956       130,277
----------------------------------------------------------------------------------------------------------------------
    Gregory Flynn           29,750            3.35%           $38.675        2/10/2012      $  468,402     1,091,576
----------------------------------------------------------------------------------------------------------------------
      Paul Holt              8,000            0.90%           $23.710        9/2/2009       $   52,405       115,802
----------------------------------------------------------------------------------------------------------------------
      Paul Holt             25,500            2.87%           $38.675        2/10/2012      $  401,488       935,637
----------------------------------------------------------------------------------------------------------------------

    Aggregated Option /SAR Exercises in Last Fiscal Year and Fiscal Year-End
                               Option/SAR Values

      The following table provides information on option exercises in fiscal 2005 by the Named Executive Officers and unexercised options held by each of them at the close of such fiscal year. No Named Executive Officer exercised any stock appreciation rights during fiscal 2005 or held any stock appreciation rights at the end of such fiscal year. The value of unexercised in the money options was calculated using the closing share price on the last trading day of the fiscal year ($42.34).

--------------------------------------------------------------------------------------------------------------------------
                                                              Number of Securities
                                                             Underlying Unexercised                Value of Unexercised
                                                              Options at March 31,               In-the-Money Options at
                          Shares                                    2005(#)                        Fiscal Year-End ($)
                       Acquired on          Value      -------------------------------------------------------------------
        Name           Exercise (#)     Realized ($)      Exercisable     Unexercisable      Exercisable     Unexercisable
--------------------------------------------------------------------------------------------------------------------------
Louis Silverman         254,200          $5,645,481             0            114,972             0             1,385,871
--------------------------------------------------------------------------------------------------------------------------
Patrick Cline             8,500          $  172,830             0            142,500             0             1,685,840
--------------------------------------------------------------------------------------------------------------------------
Gregory Flynn             2,500          $   50,313             0             46,250             0               536,279
--------------------------------------------------------------------------------------------------------------------------
Paul Holt                13,000          $  293,103             0             33,500             0               242,498
--------------------------------------------------------------------------------------------------------------------------

* Calculations assume that the fair market value on the date of grant appreciates at the indicated rate, compounded annually for the entire term of the options, and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

      Stock price appreciation of 5% and 10% is assumed pursuant to the rules of the Securities and Exchange Commission. The Company cannot provide assurance that the actual stock price will appreciate over the option term at the assumed levels or at any other defined level.

Employment Contracts and Change of Control Arrangements

      Mr. Silverman has an Employment Agreement ("Agreement") with the Company which details the terms of his employment as the Company's Chief Executive Officer. The Agreement granted Mr. Silverman a total of 248,520 options which vest equally over a four year period commencing with the effective date of the Agreement (July 20, 2000). At the time the Agreement was entered into, Mr. Silverman was eligible for a cash bonus of up to 50% of his annual base compensation based on performance goals established jointly between himself and the Board.

      All share amounts set forth in this disclosure have been adjusted to give effect to a 2 for 1 stock split effective March 28, 2005 and payable to shareholders of record as of March 4, 2005.

      Mr. Silverman's employment may be terminated for any reason by himself or the Company upon 60 days written notice. Should Mr. Silverman terminate his employment due to the Company's breach of the Agreement he will be entitled to
(i) a lump sum payment equal to six months base compensation; and (ii) 12 months worth of accelerated vesting of granted stock options. Should Mr. Silverman's employment be terminated without cause or by himself for good reason, he will be entitled to (i) unpaid base compensation and vacation earned and accrued through his date of termination plus a lump sum equal to six months base compensation,
(ii) any other performance bonus earned and not paid, and (iii) vesting of an additional 25% of all unvested stock options. Should Mr. Silverman's employment be terminated due to a "change of control" he will be entitled to (i) unpaid base compensation and vacation earned plus a lump sum payment equal to six months base compensation; (ii) any performance bonus earned but not paid; and
(iii) immediate vesting of all unvested options. A "change of control" is defined as the earliest occurrence of any of the following events: the direct or indirect sale, lease, exchange or other transfer of 35% of more of the total assets of the Company, the merger or consolidation of the Company with another company with the effect that the shareholders of the Company immediately prior to the merger hold less than 51% of the combined voting power of the then outstanding securities of the surviving company; the replacement of a majority of the Company's Directors without the approval of the Board; the purchase of 25% or more of the combined voting power of the outstanding securities of the Company with the exception of the purchase of securities by Ahmed Hussein or Sheldon Razin of shares owned by either Sheldon Razin or Ahmed Hussein. The Agreement also grants immediate vesting of all unvested options should a change of control occur whether or not Mr. Silverman's employment is terminated.

      For options other than those discussed above, the Board, as the administrator of the Company's 1989 Stock Option Plan and 1998 Stock Option Plan, has the discretion to accelerate any outstanding options held by the Named Executive Officers and employees in the event of an acquisition of the Company by a merger or asset sale in which the outstanding options under each such plan are not to be assumed by the successor corporation or substituted with options to purchase shares of such corporation.

Board Compensation

      Information regarding compensation of members of the Board is included above in Part III, Item 10 under the heading "Board of Directors Meetings and Related Matters."

Compensation Committee Interlocks and Insider Participation

      No director or executive officer of the Company is known by the Company to serve as an officer, director or member of a compensation committee of any other entity for which an executive officer or director thereof is also a member of the Company's Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

      The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of July 27, 2005 by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's current directors and nominees for director, (iii) each of the Named Executive Officers (as hereinafter defined), and (iv) all current directors and Named Executive Officers of the Company as a group:

                                                                  Number of Shares                   Percent of
                                                                  Of Common Stock                   Common Stock
Name of Beneficial Owner(1)                                 Beneficially Owned(2)(4)(5)        Beneficially Owned(3)(4)
---------------------------                                 ---------------------------        ------------------------
Janet Razin and Sheldon Razin                                         2,666,440                          20.31%
Ahmed Hussein                                                         2,315,800                          17.64%
Louis Silverman                                                          47,172                           *
Patrick Cline                                                            46,500                           *
Jonathan Javitt                                                          16,074                           *
William V. Botts                                                         12,000                           *
Maurice J. DeWald                                                        12,000                           *
Vincent J. Love                                                          12,000                           *
Steven T. Plochocki                                                      12,000                           *
Paul Holt                                                                 6,000                           *
Gregory Flynn                                                             2,310                           *
All directors and Named  Executive  Officers as a group
   (11 persons, including those named above)                          5,148,296                          38.87%

----------

*     Less than 1%.

1. Unless otherwise indicated, the address is c/o Quality Systems, Inc., 18191 Von Karman Avenue, Suite 450, Irvine, California 92612.

2. Unless otherwise indicated, to the Company's knowledge, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

3. Applicable percentage ownership is based on 13,115,000 shares of Common Stock outstanding as of July 27, 2005. Any securities not outstanding but subject to options exercisable as of July 27, 2005 or exercisable within 60 days after such date are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock beneficially owned by the person holding such options but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by any other person.

4. Includes shares of Common Stock subject to stock options which were exercisable as of July 27, 2005 or exercisable within 60 days after July 27, 2005, and are, respectively, as follows: Mr. Razin, 12,000 shares; Mr. Hussein, 12,000 shares; Mr. Silverman, 29,972 shares; Mr. Cline, 10,000 shares; Mr. Flynn, 2,250 shares; Mr. Holt, 2,000 shares; Mr. Botts, 12,000 shares; Mr. DeWald, 12,000 shares; Mr. Javitt, 12,000 shares; Mr. Love, 12,000 shares; Mr. Plochocki, 12,000 shares; and all directors and Named Executive Officers as a group, 128,222 shares.

5. All share amounts set forth in this report have been adjusted to give effect to a 2 for 1 stock split effective March 28, 2005 and payable to shareholders of record as of March 4, 2005.

Equity Compensation Plan Information

      The following table sets forth information about the Company's common stock that may be issued upon the exercise of options under all of the Company's equity compensation plans as of March 31, 2005.

--------------------------------------------------------------------------------------------------------------------------
                                                                                         Number of securities remaining
                                    Number of securities to be     Weighted-average      available for future issuance
                                     issued upon exercise of      exercise price of     under equity compensation plans
                                       outstanding options,      outstanding options,   (excluding securities reflected
                                       warrants and rights       warrants and rights              in column a)
          Plan Category                        (a)                       (b)                          (c)
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                 1,084,722                   $27.77                        138,150
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                         0                       0                               0
--------------------------------------------------------------------------------------------------------------------------
Total                                        1,084,722                   $27.77                        138,150
--------------------------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      David Razin, who is Vice President EDI Services of the Company, is the son of Sheldon Razin, Chairman of the Board. David Razin earned $164,300 in salary and bonus during the fiscal year ended March 31, 2005. Kim Cline, Vice President of Client Services, at the Company's NextGen Healthcare Information System subsidiary, is the sister of Patrick Cline, President of the NextGen Healthcare Information System Division. Kim Cline earned $147,684 in salary and a bonus during the fiscal year ended March 31, 2005 and was awarded 37,000 stock options during the same period.

ITEM 14. PRINCIPAL ACCOUNTING AND FEES AND SERVICES

      The following table sets forth the aggregate fees billed to the Company by Grant Thornton, LLP for the fiscal years ended March 31, 2005 and 2004.

          ---------------------------------------------------------------

                                            2005                 2004
          ---------------------------------------------------------------

          Audit fees                      $941,000             $250,000
          ---------------------------------------------------------------

          Audit related fees              $      0             $      0
          ---------------------------------------------------------------

          Tax fees                        $  7,000             $ 11,000
          ---------------------------------------------------------------

          All other fees                  $  6,000             $ 34,000
          ---------------------------------------------------------------

      The Audit Committee's policy is to preapprove all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 which are approved by the Audit Committee prior to the completion of the audit.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                        EXHIBIT
------                                        -------

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

      3.5 Certificate of Amendment of Bylaws of the Company, is hereby incorporated by reference to Exhibit 3.2.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-13801.

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

      10.4* 1993 Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1994, File No. 0-13801.

      10.4.2* Profit Sharing and Retirement Plan, as amended, is hereby incorporated by reference to Exhibit 10.4.2 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1994, File No. 0-13801.

EXHIBIT
NUMBER                                    EXHIBIT
------                                    -------

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

      10.6.1* Form of Indemnification Agreement for directors and executive officers authorized January 27, 2005. **

      10.7 Agreement and Plan of Merger, dated May 16, 1996, by and among Quality Systems, Inc., CII Acquisition Corporation, Clinitec International, Inc. and certain shareholders of Clinitec International, Inc. and certain exhibits are hereby incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated May 17, 1996 and filed May 30, 1996.

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

      10.10.1*    Amended and Restated 1998 Stock Option Plan. **

      10.11* Memorandum of Understanding regarding the April 3, 2000 resignation of Sheldon Razin between Sheldon Razin and Quality Systems, Inc., is hereby incorporated by reference to Exhibit
                  10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-13801.

      10.12* Memorandum of Understanding Relating to Director Nominees is hereby incorporated by reference to Company's Definitive Proxy Statement for the Company's 1999 Shareholder's Meeting, File No. 001-12537.

EXHIBIT
NUMBER                                        EXHIBIT
------                                        -------

      10.13* Employment Agreement dated July 20, 2000 between Quality Systems, Inc. and Lou Silverman is hereby incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-13801.

      10.14 Lease Agreement between Company and Tower Place, L.P. dated November 15, 2000, commencing February 5, 2001 is hereby incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, File No. 0-13801.

      10.15 Lease Agreement between Company and Orangewood Business Center Inc. dated April 3, 2000, amended February 22, 2001, is hereby incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, File No. 0-13801.

      10.16 Lease Agreement between Company and Craig Development Corporation dated February 20, 2001 is hereby incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, File No. 0-13801.

      10.17 Sublease Agreement between Company and Infinium Software dated February 22, 2002 is hereby incorporated by reference to
                  Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-13801.

      10.18 Lease Agreement between Company and HUB Properties LLC dated May 8, 2002 is hereby incorporated by reference to Exhibit
                  10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-13801.

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

      10.21* Board Service Agreement between the Company and Patrick Cline is incorporated by reference to Exhibit 10.2.1 to the Company's Current Report of Form 8-K, dated May 31, 2005, File No. 001-12537.

      21          List of Subsidiaries***

      23.1 Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

EXHIBIT
NUMBER                                    EXHIBIT
------                                    -------

      24 Power of Attorney (contained on the signature page to the initial filing of this Report)**

      31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002. ***

      32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

      * This exhibit is a management contract or a compensatory plan or arrangement.

      ** Filed as an exhibit to the initial filing of this Report and incorporated herein by reference.

      ***   Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           By: /s/ LOUIS E. SILVERMAN
                                           --------------------------
                                           Louis E. Silverman,
                                           President and Chief Executive Officer

Date: August 9, 2005

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                                           Date
-----------------------------        ---------------------------------------         --------------
/s/ SHELDON RAZIN*                   Chairman of the Board                           August 9, 2005
-----------------------------
Sheldon Razin

/s/ LOUIS E. SILVERMAN               Director, President and Chief Executive
-----------------------------        Officer (Principal Executive
Louis E. Silverman                   Officer)/Director                               August 9, 2005

/s/ PATRICK CLINE*                   Director, President, NextGen Healthcare
-----------------------------        Information Systems Division                    August 9, 2005
Patrick Cline

/s/ PAUL HOLT                        Secretary and Chief Financial Officer
-----------------------------        (Principal Financial Officer)                   August 9, 2005
Paul Holt

/s/ WILLIAM BOTTS*                   Director                                        August 9, 2005
-----------------------------
William Botts

/s/ MAURICE DEWALD*                  Director                                        August 9, 2005
-----------------------------
Maurice DeWald

                                     Director                                        August 9, 2005
-----------------------------
Ahmed Hussein

/s/ JONATHAN JAVITT*                 Director                                        August 9, 2005
-----------------------------
Jonathan Javitt

/s/ VINCENT LOVE*                    Director                                        August 9, 2005
-----------------------------
Vincent Love

/s/ STEVEN PLOCHOCKI*                Director                                        August 9, 2005
-----------------------------
Steven Plochocki


*By: /S/ LOUIS E. SILVERMAN
    ---------------------------
     Louis E. Silverman,
     Attorney-In-Fact

         INDEX TO EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO FORM 10-K

EXHIBIT
NUMBER      EXHIBIT
------      -------

21          List of Subsidiaries

31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.