Form 10-K/A
period 2005-03-31
QUALITY SYSTEMS INC
filed 2005-08-19
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                FORM 10-K/A NO. 2
(Mark One)

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

          18191 Von Karman Avenue, Suite 450, Irvine, California 92603 (Address of principal executive offices, including zip code)

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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2004: $210,543,000 (based on the closing sales price of the Registrant's Common Stock as reported in the NASDAQ National Market System on that date, $50.51 per share).*

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 3, 2005: $415,011,000 (based on the closing sales price of the Registrant's Common Stock as reported in the NASDAQ National Market System on that date, $51.30 per share).*

*For purposes of this report, in addition to those shareholders which fall within the definition of "affiliates" under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant's Common Stock are deemed to be affiliates.

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

        Common Stock, $.01 par value                      13,115,360
        ----------------------------            -----------------------------
                   (Class)                      (Outstanding at June 8, 2005)

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                EXPLANATORY NOTE

      This Amendment No. 2 to Form 10-K is being filed to correct a typographical error contained on the signature page and power of attorney for the initial filing of the Registrant's Form 10-K. As originally filed, the signature page and the power of attorney contained on the signature page inadvertently included the conformed signature of Mr. Ahmed Hussein, one of the members of the Registrant's board of directors. However, Mr. Hussein did not sign the Form 10-K or power of attorney.

================================================================================

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

   21          List of Subsidiaries****

   23.1 Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP**

EXHIBIT
NUMBER                             EXHIBIT
------                             -------

   24          Power of Attorney *****

   31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               ***

   31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               ***

   32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

   * This exhibit is a management contract or a compensatory plan or arrangement.

   ** Filed as an exhibit to the initial filing of this Report and incorporated herein by reference.

   ***         Filed herewith.

   ****        Filed as an exhibit to Amendment No. 1 to this Report.

   ***** Contained on the signature page to the initial filing of this Report, and corrected via the Explanatory Note on the facing page of this Form 10-K/A No. 2.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      By: /s/ LOUIS E. SILVERMAN
                                      --------------------------
                                      Louis E. Silverman,
                                      President and Chief Executive Officer

Date: August 19, 2005

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Form 10-K/A No. 2 has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                                           Date
-----------------------------        ----------------------------------------        ---------------
/s/ SHELDON RAZIN*                   Chairman of the Board                           August 19, 2005
-----------------------------
Sheldon Razin

/s/ LOUIS E. SILVERMAN               Director, President and Chief Executive
-----------------------------        Officer (Principal Executive
Louis E. Silverman                   Officer)/Director                               August 19, 2005

/s/ PATRICK CLINE*                   Director, President, NextGen Healthcare
-----------------------------        Information Systems Division                    August 19, 2005
Patrick Cline

/s/ PAUL HOLT                        Secretary and Chief Financial Officer
-----------------------------        (Principal Financial Officer)                   August 19, 2005
Paul Holt

/s/ WILLIAM BOTTS*                   Director                                        August 19, 2005
-----------------------------
William Botts

/s/ MAURICE DEWALD*                  Director                                        August 19, 2005
-----------------------------
Maurice DeWald

-----------------------------        Director                                        August 19, 2005
Ahmed Hussein

/s/ JONATHAN JAVITT*                 Director                                        August 19, 2005
-----------------------------
Jonathan Javitt

/s/ VINCENT LOVE*                    Director                                        August 19, 2005
-----------------------------
Vincent Love

/s/ STEVEN PLOCHOCKI*                Director                                        August 19, 2005
-----------------------------
Steven Plochocki

*By: /S/ LOUIS E. SILVERMAN
     ------------------------
     Louis E. Silverman,
     Attorney-In-Fact

               INDEX TO EXHIBITS FILED WITH THIS FORM 10-K/A NO. 2

EXHIBIT
NUMBER                 EXHIBIT
------                 -------

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