Form 10-Q
period 2005-09-30
QUALITY SYSTEMS INC
filed 2005-11-07
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 13,201,628 shares of Common Stock, $0.01 par value, as of November 1, 2005.

================================================================================

                                     PART I

                       CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 SEPTEMBER 30,     MARCH 31,
                                                                                     2005             2005
                                                                                 -------------     ---------
                                     ASSETS                                       (UNAUDITED)
Current assets:
       Cash and cash equivalents ............................................      $  63,126       $  51,157
       Accounts receivable, net .............................................         40,733          33,362
       Inventories, net .....................................................            547             960
       Income tax receivable ................................................            177              15
       Net current deferred tax assets ......................................          1,796           1,796
       Other current assets .................................................          1,975           1,677
                                                                                   ---------       ---------
                 Total current assets .......................................        108,354          88,967

Equipment and improvements, net .............................................          3,113           2,697
Capitalized software costs, net .............................................          4,823           4,334
Goodwill ....................................................................          1,840           1,840
Other .......................................................................          1,715           1,604
                                                                                   ---------       ---------
                 Total assets ...............................................      $ 119,845       $  99,442
                                                                                   =========       =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable .....................................................      $   3,450       $   2,284
       Deferred revenue .....................................................         28,627          24,115
       Accrued compensation and related benefits ............................          3,874           3,436
       Other current liabilities ............................................          4,759           4,021
                                                                                   ---------       ---------
                 Total current liabilities ..................................         40,710          33,856

Deferred revenue, net of current ............................................          1,447           1,362
Net deferred tax liabilities ................................................            291             291
Deferred compensation .......................................................          1,457           1,202
                                                                                   ---------       ---------
                 Total liabilities ..........................................         43,905          36,711
                                                                                   ---------       ---------

Commitments and contingencies ...............................................             --              --

Shareholders' equity:
       Common stock, $0.01 par value; authorized 20,000 shares; issued and outstanding 13,186 and 13,111 shares at September 30, 2005 and
           March 31, 2005, respectively .....................................            131             131
       Additional paid-in capital ...........................................         46,639          44,499
       Retained earnings ....................................................         30,068          19,213
       Deferred compensation ................................................           (898)         (1,112)
                                                                                   ---------       ---------
                 Total shareholders' equity .................................         75,940          62,731
                                                                                   ---------       ---------
                 Total liabilities and shareholders' equity .................      $ 119,845       $  99,442
                                                                                   =========       =========

     See accompanying condensed notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                               ----------------------------  ----------------------------
                                               SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                    2005           2004           2005           2004
                                               -------------  -------------  -------------  -------------
Revenues:
 Software, hardware and supplies .........        $13,661        $ 9,307        $26,634        $18,110
 Implementation and training services ....          3,031          2,300          5,521          4,566
                                                  -------        -------        -------        -------
System sales .............................         16,692         11,607         32,155         22,676
                                                  -------        -------        -------        -------

 Maintenance and other services ..........          9,676          7,022         18,539         13,796
 Electronic data interchange services ....          3,174          2,588          6,276          4,875
                                                  -------        -------        -------        -------
Maintenance, EDI and other services ......         12,850          9,610         24,815         18,671
                                                  -------        -------        -------        -------

   Total revenue .........................         29,542         21,217         56,970         41,347
                                                  -------        -------        -------        -------

Cost of revenue:
 Software, hardware and supplies .........          1,907          1,692          4,364          4,044
 Implementation and training services ....          1,942          1,579          3,766          2,971
                                                  -------        -------        -------        -------
Total cost of system sales ...............          3,849          3,271          8,130          7,015
                                                  -------        -------        -------        -------

 Maintenance and other services ..........          3,637          2,956          7,045          5,902
 Electronic data interchange services ....          2,125          1,710          4,187          3,121
                                                  -------        -------        -------        -------
Total cost of maintenance and other
services .................................          5,762          4,666         11,232          9,023
                                                  -------        -------        -------        -------
   Total cost of revenue .................          9,611          7,937         19,362         16,038
                                                  -------        -------        -------        -------

   Gross profit ..........................         19,931         13,280         37,608         25,309
                                                  -------        -------        -------        -------

Operating expenses:
   Selling, general and administrative ...          8,920          5,414         16,952         10,367
   Research and development costs ........          1,977          1,818          3,718          3,430
                                                  -------        -------        -------        -------
     Total operating expenses ............         10,897          7,232         20,670         13,797
                                                  -------        -------        -------        -------

   Income from operations ................          9,034          6,048         16,938         11,512

Interest income ..........................            460            170            801            290
                                                  -------        -------        -------        -------

Income before provision for income
taxes ....................................          9,494          6,218         17,739         11,802
Provision for income taxes ...............          3,700          2,503          6,870          4,705
                                                  -------        -------        -------        -------

   Net income ............................        $ 5,794        $ 3,715        $10,869        $ 7,097
                                                  =======        =======        =======        =======

Net income per share:
 Basic ...................................        $  0.44        $  0.29        $  0.83        $  0.56
                                                  =======        =======        =======        =======
 Diluted .................................        $  0.43        $  0.28        $  0.80        $  0.54
                                                  =======        =======        =======        =======

Weighted average shares outstanding:
Basic ....................................         13,149         12,780         13,131         12,722
                                                  =======        =======        =======        =======
Diluted ..................................         13,564         13,196         13,529         13,160
                                                  =======        =======        =======        =======

     See accompanying condensed notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                     ------------------------------
                                                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                                                         2005             2004
                                                                                     -------------    -------------
Cash flows from operating activities:
             Net income .......................................................        $ 10,869         $  7,097
             Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation ...................................................             649              466
               Amortization of capitalized software costs .....................           1,160              932
               Provision for bad debts ........................................             724              295
               Provision for inventory obsolescence ...........................             118              103
               Non-cash compensation from issuance of options .................             215              215
               Tax benefit from exercise of stock options .....................           1,015              244
             Changes in assets and liabilities:
               Accounts receivable ............................................          (8,095)          (5,157)
               Inventories ....................................................             294             (436)
               Other current assets ...........................................            (298)            (158)
               Income tax receivable ..........................................            (162)              --
               Other assets ...................................................            (111)             (40)
               Accounts payable ...............................................           1,166              413
               Deferred revenue ...............................................           4,597            3,670
               Accrued compensation and related benefits ......................             438             (391)
               Income taxes payable ...........................................              --              846
               Other current liabilities ......................................             738            1,008
               Deferred compensation ..........................................             255               14
                                                                                       --------         --------
Net cash provided by operating activities .....................................          13,572            9,121
                                                                                       --------         --------

Cash flows from investing activities:
             Additions to equipment and improvements ..........................          (1,065)            (756)
             Additions to capitalized software costs ..........................          (1,649)          (1,031)
                                                                                       --------         --------
Net cash used in investing activities .........................................          (2,714)          (1,787)
                                                                                       --------         --------

Cash flows from financing activities:
             Dividends paid ...................................................             (14)              --
             Proceeds from the exercise of stock options ......................           1,125              793
                                                                                       --------         --------
Net cash provided by financing activities .....................................           1,111              793
                                                                                       --------         --------

Net increase in cash and cash equivalents .....................................          11,969            8,127

Cash and cash equivalents at beginning of period ..............................          51,157           51,395
                                                                                       --------         --------

Cash and cash equivalents at end of period ....................................        $ 63,126         $ 59,522
                                                                                       ========         ========

Supplemental disclosures of cash flow information:
               Cash paid during the period for income taxes, net of refunds ...        $  6,542         $  3,741
                                                                                       ========         ========

     See accompanying condensed notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2005 and for the three and six months ended September 30, 2005 and 2004, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to dollar amounts in this financial statement section are in thousands, except share and per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with fiscal year 2006 presentation.

2. Stock Split

On February 2, 2005, the Board of Directors declared a 2-for-1 stock split with respect to the Company's outstanding shares of common stock. The stock split record date was March 4, 2005 and the stock began trading post split on March 28, 2005. References to share and per share data contained in the consolidated financial statements have been retrospectively adjusted to reflect the stock split for all periods presented.

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

o     the Company can be expected to perform its contractual obligations; and

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

Stock-based   compensation.   The  Company  accounts  for  stock-based  employee
compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and has adopted the disclosure provisions from the Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148) that supercedes Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied to employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the three and six months ended September 30, 2005 and 2004 is presented below.

The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and Board of Director members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

On August 8, 2005, the Board of Directors granted 9,500 options under the Company's 1998 Stock Option Plan to selected employees at an exercise price equal to the market price of the Company's common stock on the date of the grant ($64.89 per share). The options vest in four equal annual installments beginning August 8, 2006 and expire on August 8, 2012. No compensation expense has been recorded for these options. The Company's fair value calculations for options granted on August 8, 2005 were made using the Black-Scholes option pricing model with the following assumptions: expected life - approximately 57 months; stock volatility - 47.7%, risk free interest rate of 3.7%; and no dividends during the expected term. Although the Company paid a one-time dividend in fiscal year 2005, as the Company had not paid a dividend to its shareholders prior to the one-time dividend in fiscal year 2005 and has no commitment to any future dividends, management believes that using a zero dividend rate in the valuation of the stock options granted on August 8, 2005 is appropriate.

The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows (unaudited):

                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                          ---------------------     ---------------------
                                            2005         2004         2005         2004
                                          ---------------------     ---------------------
Net income, as reported .............     $  5,794     $  3,715     $ 10,869     $  7,097
Add: Option expense, net of tax .....           65           64          130          129
Deduct: Stock-based employee
compensation expense determined
under the fair value based method,
net of related tax effects ..........         (504)        (220)      (1,106)        (364)
                                          --------     --------     --------     --------
Pro forma net income ................     $  5,355     $  3,559     $  9,893     $  6,862
                                          ========     ========     ========     ========

Net income per share:
   Basic, as reported ...............     $   0.44     $   0.29     $   0.83     $   0.56
                                          ========     ========     ========     ========
   Basic, pro forma .................     $   0.41     $   0.28     $   0.75     $   0.54
                                          ========     ========     ========     ========
   Diluted, as reported .............     $   0.43     $   0.28     $   0.80     $   0.54
                                          ========     ========     ========     ========
   Diluted, pro forma ...............     $   0.39     $   0.27     $   0.73     $   0.52
                                          ========     ========     ========     ========

4. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R) which is a revision of SFAS 123. Statement 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (SFAS 95). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative is no longer allowable under SFAS 123R. Subsequently, in April 2005, the Securities and Exchange Commission (SEC) extended the effective date for required implementation of SFAS 123R as described above to the first annual reporting period beginning after June 15, 2005, which for the Company will commence April 1, 2006. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123R and is therefore unable to disclose the impact that adoption will have on the Company's financial position and results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of SFAS 154 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

5. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the consolidated balance sheet as part of the deferred revenue balance.

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  2005          2005
                                                              -------------   ---------
                                                               (Unaudited)
Accounts receivable, excluding undelivered maintenance
 and services .............................................     $ 25,173      $ 22,162
Undelivered maintenance and services billed in advance,
 included in deferred revenue .............................       17,714        13,037
                                                                --------      --------
Accounts receivable, gross ................................       42,887        35,199

Reserve for bad debts .....................................       (2,154)       (1,837)
                                                                --------      --------

Accounts receivable, net ..................................     $ 40,733      $ 33,362
                                                                ========      ========

Inventories are summarized as follows:

                                                                 SEPTEMBER 30,  MARCH 31,
                                                                      2005        2005
                                                                 -------------  ---------
                                                                  (Unaudited)
Computer systems and components, net of reserve for
 obsolescence of $266 and $146, respectively ..................     $   525      $   891
Miscellaneous parts and supplies ..............................          22           69
                                                                    -------      -------

                                                                    $   547      $   960
                                                                    =======      =======

Other current liabilities are summarized as follows:

                                                                 SEPTEMBER 30,  MARCH 31,
                                                                      2005        2005
                                                                 -------------  ---------
                                                                  (Unaudited)
Other deposits ................................................     $   997      $    --
Customer deposits .............................................         927          527
Sales tax payable .............................................         802          833
Commission payable ............................................         533          625
Professional services .........................................         345          417
Payroll tax payable ...........................................         308           --
Deferred rent .................................................         291          198
Accrued EDI expenses ..........................................          --          419
Other accrued expenses ........................................         556        1,002
                                                                    -------      -------

                                                                    $ 4,759      $ 4,021
                                                                    =======      =======

Short and long-term deferred revenue are summarized as follows:

                                                                 SEPTEMBER 30,  MARCH 31,
                                                                      2005        2005
                                                                 -------------  ---------
                                                                  (Unaudited)
Maintenance ...................................................     $ 5,899      $ 4,639
Implementation services .......................................      20,024       17,471
Undelivered software and other ................................       4,151        3,367
                                                                    -------      -------

                                                                    $30,074      $25,477
                                                                    =======      =======

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

7. Intangible Assets - Capitalized Software Development Costs

The  Company  had  the  following   amounts  related  to  capitalized   software
development:

                                                         SEPTEMBER 30,    MARCH 31,
                                                              2005          2005
                                                         -------------    ---------
                                                          (Unaudited)
  Gross carrying amount ..............................      $ 14,936       $ 13,287
  Accumulated amortization ...........................       (10,113)        (8,953)
                                                            --------       --------

  Capitalized software costs, net ....................      $  4,823       $  4,334
                                                            ========       ========

  Aggregate amortization expense during the six and
twelve month periods ended, respectively .............      $  1,160       $  1,952
                                                            ========       ========

Activity related to net capitalized software costs for the six month period ended September 30, 2005 is as follows:

Beginning of period ................................................    $ 4,334
Capitalized costs ..................................................      1,649
Amortization expense ...............................................     (1,160)
                                                                        -------
End of the period ..................................................    $ 4,823
                                                                        =======

The  following  table  represents  the  remaining   estimated   amortization  of
intangible assets with determinable lives as of September 30, 2005:

For the year ended March 31,
2006 .................................................................    $1,242
2007 .................................................................     2,124
2008 .................................................................     1,254
2009 .................................................................       203
                                                                          ------
Total ................................................................    $4,823
                                                                          ======

8. Income Taxes

The provision for income taxes for the six months ended September 30, 2005 was $6,870 as compared to $4,705 for the year ago period. The effective tax rates for the six months ended September 30, 2005 and 2004 were 38.7% and 39.9%, respectively. The provision for income taxes for the six months ended September 30, 2005 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits and the domestic manufacturer's deduction. The effective rate for the six months ended September 30, 2005 decreased from the prior year primarily due to the relatively larger impact of research and development tax credits and the domestic manufacturer's production activities deduction under the Jobs Creation Act of 2004, which is effective for the fiscal year ending March 31, 2006. The provision for income taxes for the six months ended September 30, 2004 differs from the combined statutory rates primarily due to the impact of varying state income tax rates and research and development tax credits.

9. Net Income Per Share

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that the Company's outstanding options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period (unaudited).

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30
                                        ------------------    ------------------
                                          2005       2004       2005       2004
                                        -------    -------    -------    -------

Net income .........................    $ 5,794    $ 3,715    $10,869    $ 7,097
Basic net income per common share:
  Weighted average of common
   shares outstanding ..............     13,149     12,780     13,131     12,722
                                        -------    -------    -------    -------
Basic net income per common share ..    $  0.44    $  0.29    $  0.83    $  0.56
                                        =======    =======    =======    =======

Net income .........................    $ 5,794    $ 3,715    $10,869    $ 7,097
Diluted net income per common
 Share:
 Weighted average of common
  shares outstanding ...............     13,149     12,780     13,131     12,722
 Effect of potentially
  dilutive securities (options) ....        415        416        398        438
                                        -------    -------    -------    -------
 Weighted average of common
  shares outstanding-diluted .......     13,564     13,196     13,529     13,160
                                        -------    -------    -------    -------
Diluted net income per common
 share .............................    $  0.43    $  0.28    $  0.80    $  0.54
                                        =======    =======    =======    =======

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

Operating segment data for the three and six month periods ended September 30, 2005 and 2004 is as follows (unaudited):

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                       ---------------------     ---------------------
                                         2005         2004         2005         2004
                                       --------     --------     --------     --------
Revenue:
  QSI Division ....................    $  4,018     $  3,955     $  7,851     $  7,936
  NextGen Division ................      25,524       17,262       49,119       33,411
                                       --------     --------     --------     --------
Consolidated revenue ..............    $ 29,542     $ 21,217     $ 56,970     $ 41,347
                                       ========     ========     ========     ========

Operating income(loss):
  QSI Division ....................    $  1,303     $  1,137     $  2,020     $  2,399
  NextGen Division ................       9,853        6,064       18,556       11,259
  Unallocated corporate expenses ..      (2,122)      (1,153)      (3,638)      (2,146)
                                       --------     --------     --------     --------
Consolidated operating income .....    $  9,034     $  6,048     $ 16,938     $ 11,512
                                       ========     ========     ========     ========

11. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2005. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

12. Commitments and Guarantees

Software license agreements in both our QSI and NextGen divisions include a performance guarantee that its software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, the Company has not incurred any significant costs associated with these warranties and do not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties.

The Company has historically offered short-term rights of return of less than 20 days in certain of its sales arrangements. Based on its historical experience with similar types of sales transactions bearing these short-term rights of return, the Company has not recorded any accrual for returns in its financial statements.

The Company's standard sales agreements in the NextGen division contain an indemnification provision pursuant to which it shall indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, any copyright or other intellectual property infringement claim by any third party with respect to its software. The QSI division arrangements occasionally utilize this type of language as well. As the Company has not incurred any significant costs to defend lawsuits or settle claims related to these indemnification agreements, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnification obligations.

From time to time, the Company offers future purchase discounts on its products and services as part of irs sales arrangements. Discounts which are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, which are incremental to the range of discounts typically given in comparable transactions, and which are significant are treated as an additional element of the contract to be deferred. Amounts deferred related to future purchase options are not recognized until either the customer exercises the discount offer or the offer expires.

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

13. Subsequent Events

Stock options grant. On October 5, 2005, the Board of Directors granted a total of 62,000 stock options under the Company's 1998 Stock Option Plan to non-management Directors pursuant to the Company's previously announced compensation plan for non-management directors, at an exercise price equal to the market price of the Company's common stock on the date of the grant ($68.13 per share). The options fully vest on January 5, 2006 and expire on October 5, 2012. No compensation expense has been recorded for these options.

Amendment to Articles of Incorporation. On October 6, 2005, the Company filed with the California Secretary of State an amendment to the Company's Articles of Incorporation to increase the level of its authorized shares of common stock from 20,000,000 shares to 50,000,000 shares. The amendment was approved previously by the Company's shareholders and the Board.

Litigation. After the close of business on October 26, 2005, the Company learned that a lawsuit has been filed against the Company and six of its eight directors by Ahmed Hussein, a director and significant shareholder of the Company. The complaint names the Company and individual directors, Patrick Cline, Maurice DeWald, Vincent Love, Steven Plochocki, Sheldon Razin and Louis Silverman. Director Ibrahim Fawzy was not named as a defendant.

Filed in the Superior Court for Orange County, California, the complaint alleges that in connection with the Company's 2005 Annual Shareholders' Meeting, the certified results from the independent inspector of election included certain proxies that should not have been included in the final vote tabulation. The independent inspector of election has certified the election of the Company's eight directors (as previously announced) after hearing Mr. Hussein's claim concerning this matter. Specifically, Mr. Hussein seeks (i) a determination that the election of directors at the Annual Meeting is invalid, (ii) a determination that the votes of the disputed shares were improper and in violation of applicable regulations, (iii) an order requiring that the election of directors at the Annual Meeting be retabulated without including the disputed shares in the count, (iv) an order requiring the election of directors with the retabulated votes in a manner so as to provide Mr. Hussein with the greatest number of directors possible, and (v) costs.

The Company believes that Mr. Hussein's claims lack merit and that the results certified by the independent inspector of elections are conclusive of this matter. The Company intends to defend itself vigorously.

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

Critical Accounting Policies. The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including but not limited to those related to revenue recognition, uncollectible accounts receivable, intangible assets and software development cost for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe revenue recognition, the allowance for doubtful accounts, goodwill impairment and software development costs are among the most critical accounting policies that impact our consolidated financial statements. We believe that our significant accounting policies, as described in Note 3 of our Condensed Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies", should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We perform credit evaluations of our customers and maintain reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management's estimate of the probability of collection for certain troubled accounts. General reserves are established based on our historical experience of bad debt expense and the aging of our accounts receivable balances net of deferred revenue and specifically reserved accounts. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

Goodwill Impairment. Our long-lived assets include goodwill of $1.8 million as of September 30, 2005 and 2004, respectively. We adopted SFAS 142 effective April 1, 2001. The statement applies to the amortization of goodwill and other intangible assets. We ceased amortizing amounts related to goodwill beginning April 1, 2001 as we determined that it had an indefinite life. The balance of goodwill is related to our NextGen Division. Under SFAS 142, we are required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. We have compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June

30, 2005 (the date of our last annual impairment test) was impaired. The fair value of the NextGen Division was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

The process of evaluating goodwill for impairment involves the determination of the fair value of our business segments. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material negative effect on our financial position or results of operations.

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established with the completion of a working model of the enhancement or product, any additional development costs are capitalized in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Such capitalized costs are amortized on a straight line basis over the estimated economic life of the related product, of three years. We perform an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

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

Both Divisions develop and market practice management software which is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include

----------
(1) UNIX is a registered trademark of the AT&T Corporation.

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

Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen(R)(3) product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGen(emr)), Enterprise Practice Management (NextGen(epm)), Enterprise Appointment Scheduling (NextGen(eas)), Enterprise Master Patient Index
(NextGen(epi)), NextGen Image Control System (NextGen(ics)), Realtime Transaction Server Server (NextGen(rts)), Electronic Data Interchange, System Interfaces, a Patient-centric Web Portal solution (NextMD(4).com), and a handheld product (NextGen(pda)). NextGen also markets a version of NextGen(emr) with reduced capabilities (NextGen Express). NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or within an ASP environment.

We continue to pursue product enhancement initiatives within each Division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Inclusive  of  divisional  EDI  revenue,  the  NextGen  Division  accounted  for approximately 86.4% of our revenue for the second quarter of fiscal 2006 compared to 81.4% in the second quarter of fiscal 2005. The QSI Division accounted for 13.6% and 18.6% of revenue in the second quarter of fiscal 2006 and 2005, respectively. The NextGen Division's year over year revenue grew at 47.9% and 28.3% in the second quarter of fiscal 2006 and 2005, respectively, while the QSI Division's year over year revenue increased by 1.6% and declined by 5.6% in the second quarter of fiscal 2006 and 2005, respectively.

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

(3) NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

(4) NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

Risk Factors

The more prominent risks and uncertainties inherent in our business are described below. However, additional risks and uncertainties may also impair our business operations. If any of these or other risks actually occur, our business, financial condition or results of operations will likely suffer. Any of these or other factors could harm our business and future results of operations and may cause you to lose all or part of your investment.

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

Our quarterly operating results have historically fluctuated and may do so in the future. Our revenue may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation:

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

Our sales are dependent upon clients' initial decisions to replace or substantially modify their existing information systems, and subsequently a decision as to which products and services to purchase. These are major decisions for healthcare providers, and accordingly, the sales cycle for our systems can vary significantly and typically ranges from six to twenty four months from initial contact to contract execution/shipment.

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

Two of our directors are significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. Two of our directors and principal shareholders beneficially owned an aggregate of approximately 38% of the outstanding shares of our common stock at September 30, 2005. The Company's Bylaws permit its shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of Company shares the opportunity to assure themselves one or more seats on the Company's Board. The amounts required to assure a Board position can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of "broker non-votes", and the number of shares held by the shareholder exercising cumulative voting rights. In the event that cumulative voting is invoked, it is likely that the two of our directors holding an aggregate of approximately 38% of the outstanding shares of our common stock at September 30, 2005 will each have sufficient votes to assure themselves of one or more seats on our Board. With or without cumulative voting, these shareholders will have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. In addition, such influence by one or both of these affiliates could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

Certain matters presented to shareholders for approval at the Company's 2005 Annual Shareholders' Meeting held on September 21, 2005 were contested by Ahmed Hussein, one of the aforementioned directors and principal shareholders. In particular, Mr. Hussein (i) opposed shareholder approval of our 2005 Stock Option and Incentive Plan and (ii) sought to elect three of his director nominees. Upon certification of the election, the 2005 Stock Option and Incentive Plan was adopted by the shareholders and two of Mr. Hussein's nominees were elected to the Board. After the close of business on October 26, 2005, we learned that a lawsuit has been filed against us and six of our eight directors (those elected by the shareholders, but not nominated by Mr. Hussein). The complaint alleges that in connection with our 2005 Annual Shareholders' Meeting, the certified results from the independent inspector of election included certain proxies that should not have been included in the final vote tabulation. The independent inspector of election has certified the election of the eight directors presently serving on the Board after hearing Mr. Hussein's claim concerning this matter. Mr. Hussein continues to pursue his claim in California State Superior Court. As result of such litigation, the Company's operating results and share price may be negatively impacted due to the negative publicity, additional expenses incurred, management distraction, and/or other factors.

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

The success of our strategy to offer our EDI services and Internet solutions depends on the confidence of our customers in our ability to securely transmit confidential information. Our EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our customers' operations. In addition, our EDI and Internet solutions may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions.

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

The Health Insurance Portability and Accountability Act of 1996 establishes elements including, but not limited to, federal privacy and security standards for the use and protection of Protected Health Information. Any failure by us or by our personnel or partners to comply with applicable requirements may result in a material liability to us.

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

As these regulations mature and become better defined, we anticipate that these regulations will continue to directly affect certain of our products and services, but we cannot fully predict the impact at this time. We have taken steps to modify our products, services and internal practices as necessary to facilitate our and our client's compliance with the final regulations, but there can be no assurance that we will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management's attention and divert other Company resources, and any noncompliance by us could result in civil and criminal penalties.

In addition, development of related federal and state regulations and policies regarding the confidentiality of health information or other matters may or may not supercede HIPAA and have the potential to positively or negatively affect our business.

In addition, our software may potentially be subject to regulation by the U.S. Food and Drug Administration (FDA) as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our per share price may be adversely effected if weaknesses in our internal controls are identified by ourselves or our independent auditors. Any weaknesses identified in our internal controls as part of the ongoing evaluation being undertaken by us and our independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the price at which our stock trades. In the process of evaluating and documenting our controls pursuant to Section 404 of the Sarbanes-Oxley Act, we have identified various deficiencies which were remediated. Management does not believe that any of these identified deficiencies constitute a material weakness in our internal controls.

No evaluation process can provide complete assurance that our internal controls will detect and correct all failures within the Company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, if we continue to expand, either organic growth or through acquisitions (or both), the challenges involved in implementing appropriate controls will increase and may require that we evolve some or all of our internal control processes.

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

Continuing worldwide political and economic uncertainties may adversely impact our revenue and profitability. From time to time during the last four years, worldwide economic conditions have experienced a downturn due to numerous factors including but not limited to concerns about inflation and deflation, decreased consumer confidence, the lingering effects of international conflicts, energy costs and terrorist and military activities. These conditions make it extremely difficult for our customers, our vendors and ourselves to accurately forecast and plan future business activities, and they could cause constrained spending on our products and services, and/or delay and lengthen sales cycles.

Our future policy concerning the payment of dividends is uncertain. While we paid a one-time cash dividend in March 2005, we have not historically paid dividends, cash or otherwise, and there can be no assurance that we will pay another dividend in the future. Unfulfilled expectation to the contrary could have a material negative impact upon the price of our stock.

Results of Operations

Overview of results

o We have experienced significant growth in our total revenue as a result of revenue growth in our NextGen Division. Revenue grew 37.8% on a consolidated basis in the six months ended September 30, 2005 versus 2004 and 21.8% in the six months ended September 30, 2004 versus 2003.

o Consolidated income from operations grew 47.1% in the six months ended September 30, 2005 versus 2004 and 54.1% in the six months ended September 30, 2004 versus 2003. This performance was driven principally by the results in our NextGen Division.

o We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology.

NextGen Division

o Our NextGen Division has experienced significant growth in revenue and operating income. Divisional revenue grew 47.0% in the six months ended September 30, 2005 versus 2004 and 30.0% in the six months ended September 30, 2004 versus 2003 while divisional operating income (excluding unallocated corporate expenses) grew 64.8% in the six months end September 30, 2005 versus 2004 and 56.2% in the six months ended September 30, 2004 versus 2003.

o During the six months ended September 30, 2005, we added staffing resources to departments including sales, support, implementation, and software development and intend to continue to do so during the remainder of fiscal year 2006.

o Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

o Our QSI Division experienced a revenue decline of 1.1% in the six months ended September 30, 2005 versus 2004 and 3.9% in the six months ended September 30, 2004 versus 2003. The Division experienced a 15.8% decrease in operating income (excluding unallocated corporate expenses) in the six months ended September 30, 2005 versus 2004.

o Our goals for the QSI Division include maximizing revenue and profit performance given the constraints present in this Division's target market.

The following table sets forth for the periods indicated, the percentage of revenues represented by each item in our Consolidated Statements of Income.

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                              ------------------------  ------------------------
                                                  2005         2004         2005         2004
                                              -----------  -----------  -----------  -----------
                                              (unaudited)  (unaudited)  (unaudited)  (unaudited)
Revenues:
   Software, hardware and supplies ........       46.2%        43.9%        46.8%        43.8%
   Implementation and training services ...       10.3         10.8          9.7         11.0
                                                 -----        -----        -----        -----
System sales ..............................       56.5         54.7         56.5         54.8

   Maintenance and other services .........       32.8         33.1         32.5         33.4
   Electronic data interchange services ...       10.7         12.2         11.0         11.8
                                                 -----        -----        -----        -----
Maintenance, EDI and other services .......       43.5         45.3         43.5         45.2

                                                 -----        -----        -----        -----
     Total revenue ........................      100.0        100.0        100.0        100.0
                                                 -----        -----        -----        -----

Cost of revenue:
   Software, hardware and supplies ........        6.4          8.0          7.7          9.8
   Implementation and training services ...        6.6          7.4          6.6          7.2
                                                 -----        -----        -----        -----
Total cost of system sales ................       13.0         15.4         14.3         17.0

   Maintenance and other services .........       12.3         13.9         12.4         14.3
   Electronic data interchange services ...        7.2          8.1          7.3          7.5
                                                 -----        -----        -----        -----
Total cost of maintenance, EDI and
other services ............................       19.5         22.0         19.7         21.8

                                                 -----        -----        -----        -----
   Total cost of revenue ..................       32.5         37.4         34.0         38.8
                                                 -----        -----        -----        -----

   Gross profit ...........................       67.5         62.6         66.0         61.2
                                                 -----        -----        -----        -----

   Selling, general and administrative ....       30.2         25.5         29.8         25.1
   Research and development ...............        6.7          8.6          6.5          8.3
                                                 -----        -----        -----        -----

   Income from operations .................       30.6         28.5         29.7         27.8
                                                 -----        -----        -----        -----

Interest income ...........................        1.6          0.8          1.4          0.7
                                                 -----        -----        -----        -----

Income before provision for income
taxes .....................................       32.1         29.3         31.1         28.5
Provision for income taxes ................       12.5         11.8         12.0         11.3
                                                 -----        -----        -----        -----

   Net income .............................       19.6%        17.5%        19.1%        17.2%
                                                 =====        =====        =====        =====

For the Three-Month Periods September 30, 2005 versus 2004

Net Income. The Company's net income for the three months ended September 30, 2005 was $5.8 million or $0.44 per share on a basic and $0.43 per share on a fully diluted basis. In comparison, we earned $3.7 million or $0.29 per share on a basic and $0.28 per share on a fully diluted basis for the three months ended September 30, 2004. The increase in net income for the three months ended September 30, 2005 was achieved primarily through the following:

o     a 39.2% increase in consolidated revenue;

o a 47.9% increase in NextGen Division revenue which accounted for 86.4% of consolidated revenue; and

o an increase in the consolidated gross profit percentage which increased to 67.5% in the quarter ended September 30, 2005 versus 62.6% in the same period last year.

Revenue. Revenue for the three months ended September 30, 2005 increased 39.2% to $29.5 million from $21.2 million for the three months ended September 30, 2004. NextGen Division revenue increased 47.9% from approximately $17.3 million to approximately $25.5 million in the period, while QSI Division revenue increased by 1.6% during the period.

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

System Sales. Company-wide sales of systems for the three months ended September 30, 2005, increased 43.8% to $16.7 million from $11.6 million in the prior year quarter.

Our increase in revenue from sales of systems was principally the result of a 46.7% increase in category revenue at our NextGen Division whose sales in this category grew from $11.0 million during the quarter ended September 30, 2004 to $16.1 million during the quarter ended September 30, 2005. This increase was driven primarily by higher sales of NextGen(emr) and NextGen(epm) software to both new and existing clients, as well as delivery of related implementation services, offset by declines in sales of related hardware, third party software, and supplies.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by Division:

                              -------------------------------------------------------
                                            Hardware,
                                           Third Party   Implementation
                                          Software and    and Training      Total
                              Software      Supplies        Services     System Sales
                              --------    ------------   --------------  ------------
Three months ended
  September 30, 2005
QSI Division ...........       $   250       $   124         $   196       $   570
NextGen Division .......        12,274         1,013           2,835        16,122
                               -------       -------         -------       -------
Consolidated ...........       $12,524       $ 1,137         $ 3,031       $16,692
                               =======       =======         =======       =======
                               -------       -------         -------

Three months ended
  September 30, 2004
QSI Division ...........       $   196       $   321         $   100       $   617
NextGen Division .......         7,484         1,306           2,200        10,990
                               -------       -------         -------       -------
Consolidated ...........       $ 7,680       $ 1,627         $ 2,300       $11,607
                               =======       =======         =======       =======

NextGen Division software revenue increased 64.0% between the three months ended September 30, 2004 and the three months ended September 30, 2005. The Division's software revenue accounted for 76.1% of divisional system sales revenue during the three months ended September 30, 2005, an increase from 68.1% in the prior year period. Sales of additional licenses to existing customers grew to $2.2 million during the three months ended September 30, 2005 compared to $1.3 million in the year ago period. The increase in software's share of systems sales was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division and management was pleased with the Division's performance in this area.

During the three months ended September 30, 2005, 6.3% of NextGen's system sales revenue was represented by hardware and third party software compared to 11.9% in the same prior year period. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared to prior periods. However, this decrease was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division's sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 28.9% in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Implementation and training revenue at the NextGen Division decreased its share of divisional system sales revenue to 17.6% in the three months ended September 30, 2005 from 20.0% in the three months ended September 30, 2004. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The amount of implementation and training services revenue and the corresponding rate of growth compared to a prior period in any given quarter is dependant on several factors including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended September 30, 2005 versus 2004 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

The NextGen Division's growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division's flagship NextGen(emr) and NextGen(epm) software products in fiscal years 2005 and 2004, as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

For the QSI Division, total system sales decreased 7.6% in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. We do not presently foresee any material changes in the business environment for the Division with respect to the constrained environment that has been in place for the past several years.

Maintenance and Other Services. For the three months ended September 30, 2005, Company-wide revenue from maintenance and other services grew 33.7% to $12.9 million from $9.6 million in the same period in the prior year. The increase in this category resulted from an increase in maintenance and EDI revenue from the NextGen Division's client base offsetting slight decreases in the QSI Division's revenue in these areas. Total NextGen Division maintenance revenue for the three months ended September 30, 2005 grew 32.2% to $5.6 million from $4.2 million in the same year ago period, while EDI revenue grew 48.1% to $2.0 million compared to $1.4 million during the same prior year period. QSI Division maintenance revenue declined 2.6% in the same period while QSI divisional EDI revenue declined by 5.6% between the same periods.

The following table details revenue included in the Maintenance and other category for the three month periods ended September 30, 2005 and 2004:

                                      ------------------------------------------
                                      Maintenance    EDI       Other      Total
                                      -----------  -------    -------    -------
Three months ended
  September 30, 2005
QSI Division .......................    $ 1,748    $ 1,158    $   542    $ 3,448
NextGen Division ...................      5,612      2,016      1,774      9,402
                                        -------    -------    -------    -------
Consolidated .......................    $ 7,360    $ 3,174    $ 2,316    $12,850
                                        =======    =======    =======    =======

Three months ended
  September 30, 2004
QSI Division .......................    $ 1,794    $ 1,227    $   317    $ 3,338
NextGen Division ...................      4,245      1,361        666      6,272
                                        -------    -------    -------    -------
Consolidated .......................    $ 6,039    $ 2,588    $   983    $ 9,610
                                        =======    =======    =======    =======

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended September 30, 2005 and 2004 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each Division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

                    -------------------------------------------------------------------
                          NextGen                   QSI                 Consolidated
                    -------------------     -------------------     -------------------
                    Maintenance     EDI     Maintenance     EDI     Maintenance     EDI
                    -------------------------------------------------------------------
September 30,
2004 ...........        465         372         304         219         769         591
Billing sites
added ..........        248         184           5          20         253         204
Billing sites
removed ........         (6)        (79)        (29)        (40)        (35)       (119)
                       ----        ----        ----        ----        ----        ----
September 30,
2005 ...........        707         477         280         199         987         676
                       ====        ====        ====        ====        ====        ====

Cost of Revenue. Cost of revenue for the three months ended September 30, 2005 increased 21.1% to $9.6 million in the quarter ended September 30, 2005 from $7.9 million in the quarter ended September 30, 2004, while the cost of revenue as a percentage of net revenue decreased to 32.5% from 37.4%.

The decrease in our consolidated cost of revenue as a percentage of revenue between the three months ended September 30, 2005 and the three months ended September 30, 2004 is attributable to three main factors:

o a reduction in the level of hardware and third party software expense as a percentage of revenue in the NextGen Division and the QSI Division;

o a reduction in the level of employee compensation expense included in cost of sales as a percentage of revenue in the NextGen Division;

o an increase in the NextGen Division's share of consolidated revenue from 81.4% in the quarter ended September 30, 2004 to 86.4% in the quarter ended September 30, 2005. The NextGen Division's gross profit has been and continues to be higher than the QSI Division; and

o a decrease in the cost of revenue as a percentage of revenue at each of our Divisions causing a corresponding increase in gross profit margins of both of our Divisions.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two
Divisions:

                        --------------------------------------------
                        Hardware,   Payroll
                         Third        and                     Total
                         Party      related                  Cost of      Gross
                        Software    Benefits      Other      Revenue     Profit
                        ---------   --------      -----      -------     ------
Three months ended
September 30, 2005
QSI Division ........      4.5%       18.3%       21.2%       44.0%       56.0%
NextGen Division ....      5.0        11.2        14.5        30.7        69.3
                          ----        ----        ----        ----        ----
Consolidated ........      4.9%       12.2%       15.4%       32.5%       67.5%
                          ====        ====        ====        ====        ====

Three months ended
September 30, 2004
QSI Division ........      9.3%       16.9%       24.1%       50.3%       49.7%
NextGen Division ....      5.5        12.9        16.1        34.5        65.5
                          ----        ----        ----        ----        ----
Consolidated ........      6.2%       13.7%       17.5%       37.4%       62.6%
                          ====        ====        ====        ====        ====

During the three months ended September 30, 2005, hardware and third party software constituted a smaller portion of consolidated revenue compared to the same year ago period driven principally by the composition of NextGen Division revenue. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared with prior periods. However, this reduction was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 12.2% of consolidated revenue in the three months ended September 30, 2005 compared to 13.7% during the three months ended September 30, 2004. The absolute level of consolidated payroll and benefit expenses grew from $2.9 million in the three months ended September 30, 2004 to $3.6 million in the three months ended September 30, 2005, an increase of 24% or $0.7 million. This increase was due primarily to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division where such expenses increased to $2.9 million in three months ended September 30, 2005 from $2.2 million in the three months ended September 30, 2004. Payroll and benefits expense associated with delivering products and services in the QSI Division during the three months ended September 30, 2005 and 2004 remained relatively unchanged at approximately $0.7 million.

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

"Other," which consists of outside service costs, amortization of software development costs and other costs, declined on a consolidated basis to 15.4% of revenue during the three months ended September 30, 2005 compared to 17.5% a year ago.

Should the NextGen Division continue to represent an increasing share of our revenue and should the NextGen Division continue to carry higher gross profit than the QSI Division, our consolidated gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, gross profit percentage for the Company and our two operating Divisions increased for the three month period ended September 30, 2005 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended September 30, 2005 and 2004:

                            --------------------------------------------------
                                 Three months                 Three months
                             ended September 30,          ended September 30,
                            ---------------------        ---------------------
                              2005           %             2004           %
                            -------       -------        -------       -------
QSI Division
Revenue .............       $ 4,018         100.0%       $ 3,955         100.0%
Cost of revenue .....         1,769          44.0          1,990          50.3
                            -------       -------        -------       -------
Gross profit ........       $ 2,249          56.0        $ 1,965          49.7
                            =======       =======        =======       =======

NextGen Division
Revenue .............       $25,524         100.0        $17,262         100.0
Cost of revenue .....         7,842          30.7          5,947          34.5
                            -------       -------        -------       -------
Gross profit ........       $17,682          69.3        $11,315          65.5
                            =======       =======        =======       =======

Consolidated
Revenue .............       $29,542         100.0        $21,217         100.0
Cost of revenue .....         9,611          32.5          7,937          37.4
                            -------       -------        -------       -------
Gross profit ........       $19,931          67.5%       $13,280          62.6%
                            =======       =======        =======       =======

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2005 increased 64.8% to $8.9 million as compared to $5.4 million for the three months ended September 30, 2004. The increase in the amount of such expenses resulted primarily from a $0.8 million increase in commissions expenses in the NextGen Division, a $0.8 million increase in salaries and wages in the NextGen Division, a net $0.9 million increase in other selling, general and administrative expenses in the NextGen Division and a $1.0 million increase in corporate related expenses. Approximately half of the increase in year over year corporate related expense was related to expenses associated with the contested proxy election which occurred in conjunction with the 2005 Annual Shareholders' Meeting. Selling, general and administrative expenses as a percentage of revenue increased from 25.5% in the three months ended September 30, 2004 to 30.2% in the three months ended September 30, 2005 due to the fact that the rate of growth in selling, general and administrative expense was more than the aggregate revenue growth rate for the Company.

We anticipate increased expenditures for trade shows, advertising and the employment of additional sales and administrative staff at the NextGen Division. We also anticipate future increases in corporate expenditures being made in a wide range of areas. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general, and administrative expenses as a percentage of revenue.

Research and Development Costs. Research and development costs for the three months ended September 30, 2005 and 2004 were $2.0 million and $1.8 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 6.7% from 8.6% during the months ended September 30, 2005. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income. Interest income for the three months ended September 30, 2005 increased 171% to approximately $0.5 million compared with $0.2 million in the three months ended September 30, 2004. Interest income in the three months ended September 30, 2005 increased primarily due to the effect of an increase in short term interest rates versus the prior year quarter as well as comparatively higher amounts of funds available for investment during the three months ended September 30, 2005.

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

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2005 was approximately $3.7 million as compared to approximately $2.5 million for the year ago period. The effective tax rates for the three months ended September 30, 2005 and 2004 were 39.0% and 40.3%, respectively. The provision for income taxes for the three months ended September 30, 2005 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, the research and development tax credits, and the newly-created domestic manufacturer's deduction under Internal Revenue Code Section 199. The effective rate for the three months ended September 30, 2005 decreased from the prior year primarily due to the relatively larger impact of research and development tax credits and the domestic manufacturer's deduction which became effective at the start of fiscal year 2006. The provision for income taxes for the three months ended September 30, 2004 differs from the combined statutory rates primarily due to the impact of varying state income tax rates and research and development tax credits.

For the Six-Month Periods September 30, 2005 versus 2004

Net Income. The Company's net income for the six months ended September 30, 2005 was $10.9 million or $0.83 per share on a basic and $0.80 per share on a fully diluted basis. In comparison, we earned $7.0 million or $0.56 per share on a basic and $0.54 per share on a fully diluted basis in the six months ended
September 30, 2004. The increase in net income for the six months ended September 30, 2005, was achieved primarily through the following:

o     a 37.8% increase in consolidated revenue;

o a 47.0% increase in NextGen Division revenue which accounted for 86.2% of consolidated revenue; and

o increase in the consolidated gross profit percentage which increased to 66.0% in the six months ended September 30, 2005 versus 61.2% in the same period last year.

Revenue. Revenue for the six months ended September 30, 2005 increased 37.8% to $57.0 million from $41.3 million for the six months ended September 30, 2004. NextGen Division revenue increased 47.0% from $33.4 million during the six month ended September 30, 2004 to $49.1 million during the six month ended September 30, 2005, while QSI Division revenue declined by 1.1% during the same period.

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

System Sales. Company-wide sales of systems for the six months ended September 30, 2005 increased 41.8% to $32.2 million from $22.7 million in the same prior year period.

Our increase in revenue from sales of systems was principally the result of a 44.3% increase in category revenue at our NextGen Division whose systems sales grew from $21.6 million to $31.1 million. This increase was driven primarily by higher sales of NextGen(emr) and NextGen(epm) software to both new and existing clients, as well as delivery of related implementation and training services, partially offset by declines in the sale of hardware, third party software, and supplies.

Category revenue in the QSI Division declined by 5.4% between the six months ended September 30, 2004 and the six months ended September 30, 2005.

The following table breaks down our reported systems sales into software, hardware and third party software and supplies, and implementation and training services components by Division:

                                        Hardware,
                                       Third Party   Implementation     Total
                                      Software and    and Training     System
                            Software     Supplies       Services        Sales
                            --------  ------------   --------------    -------
Six months ended
 September 30, 2005
QSI Division .........      $   301      $   438         $   322       $ 1,061
NextGen Division .....       23,460        2,435           5,199        31,094
                            -------      -------         -------       -------
Consolidated .........      $23,761      $ 2,873         $ 5,521       $32,155
                            =======      =======         =======       =======

Six months ended
 September 30, 2004
QSI Division .........      $   519      $   446         $   157       $ 1,122
NextGen Division .....       14,220        2,925           4,409        21,554
                            -------      -------         -------       -------
Consolidated .........      $14,739      $ 3,371         $ 4,566       $22,676
                            =======      =======         =======       =======

NextGen Division software revenue increased 65.0% between the six months ended September 30, 2005 and the six months ended September 30, 2004. The Division's software revenue accounted for 75.4% of divisional systems sales revenue during the six months ending September 30, 2005, an increase from 66.0% in the six months ended September 30, 2004. Sales of additional licenses to existing customers grew to $3.5 million during the six months ended September 30, 2005 compared to $2.1 million in the year ago period. This increase was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue continues to be an area of primary emphasis for the NextGen division and management was pleased with the Division's performance in this area.

During the six months ended September 30, 2005, 7.8% of NextGen's systems sales revenue was represented by hardware and third party software compared to 13.6% in the same prior year period. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared to prior periods. However, this decrease was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the division's sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 17.9% from the six months ended September 30, 2004 compared to the six months ended September 30, 2005. Implementation and training revenue at the NextGen Division decreased its share of category revenue from 20.5% in the six months ended September 30, 2004 to 16.7% in the six months ended September 30, 2005. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The number of implementation and training staff increased during the course of the six months ended September 30, 2005 versus 2004 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases will depend upon the availability of qualified staff, business conditions, and our ability to retain current staff members.

The NextGen Division's growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division's flagship NextGen(emr) and NextGen(epm) software products in fiscal years 2005 and 2004, as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

Maintenance and Other Services. For the six months ended September 30, 2005, Company-wide revenue from maintenance and other services grew 32.9% to $24.8 million from $18.7 million during the same period last year. The increase in this category resulted principally from an increase in maintenance and EDI revenue from the NextGen Division's client base. Total NextGen Division maintenance revenue for the six months ended September 30, 2005 grew 39.4% to $11.2 million from $8.0 million in the period a year ago, while EDI revenue grew 62.6% to $3.9 million compared to $2.4 million during the same period. QSI Division maintenance revenue declined 4.4% from $3.7 million to $3.5 million in the same period while QSI Divisional EDI revenue declined by 4.7% from $2.5 million to $2.3 million during such period.

The following table details revenue included in Maintenance and other for the six month periods ended September 30, 2005 and 2004:

                                   ---------------------------------------------
                                   Maintenance     EDI        Other       Total
                                   -----------   -------     -------     -------
Six months ended
  September 30, 2005
QSI Division ...................     $ 3,517     $ 2,340     $   933     $ 6,790
NextGen Division ...............      11,153       3,936       2,936      18,025
                                     -------     -------     -------     -------
Consolidated ...................     $14,670     $ 6,276     $ 3,869     $24,815
                                     =======     =======     =======     =======

Six months ended
  September 30, 2004
QSI Division ...................     $ 3,678     $ 2,455     $   681     $ 6,814
NextGen Division ...............       8,000       2,421       1,436      11,857
                                     -------     -------     -------     -------
Consolidated ...................     $11,678     $ 4,876     $ 2,117     $18,671
                                     =======     =======     =======     =======

The growth in overall maintenance revenue has come from new customers that have been added each quarter, additional software purchases by existing customers, as well as our relative success in retaining existing maintenance customers.
NextGen EDI revenue growth has come from new customers and from further penetration of the Division's existing customer base. We intend to continue to promote maintenance and EDI services to both new and existing customers.

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended September 30, 2005 and 2004 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing arrangements with certain clients can cause period to period changes in the number of billing sites.

                  -------------------------------------------------------------
                       NextGen                QSI               Consolidated
                  ------------------   ------------------    ------------------
                  Maintenance    EDI   Maintenance    EDI    Maintenance    EDI
                  -------------------------------------------------------------

September 30,
2004 ............     465        372       304        219        769        591
Billing sites
added ...........     248        184         5         20        253        204
Billing sites
removed .........      (6)       (79)      (29)       (40)       (35)      (119)
                     ----       ----      ----       ----       ----       ----
September 30,
2005 ............     707        477       280        199        987        676
                     ====       ====      ====       ====       ====       ====

Cost of Revenue. The cost of revenue for the six months ended September 30, 2005 increased 20.7% to $19.4 million from $16.0 million, while the cost of revenue as a percentage of net revenue decreased to 34.0% from 38.8% during the same period a year ago.

The decrease in our consolidated cost of revenue as a percentage of revenue between the six months ended September 30, 2005 and the six months ended September 30, 2004 is attributable to three main factors:

o a reduction in the level of third party hardware and software as a percentage of revenue in the NextGen Division;

o a reduction in the level of employee compensation expense included in cost of sales as a percentage of revenue in the NextGen Division;

o an increase in the NextGen Division's share of consolidated revenue from 80.8% in the six months ended September 30, 2004 to 86.2% in September 30, 2005. The NextGen Division's gross profit percentage has been and continues to be higher than that of the QSI Division; and

o a decrease in the cost of revenue as a percentage of revenue at each of our Divisions causing a corresponding increase in gross profit margins at both of our Divisions.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two
Divisions:

                        --------------------------------------------     ------
                        Hardware,   Payroll
                         Third        and                     Total
                         Party      related                  Cost of      Gross
                        Software    Benefits      Other      Revenue     Profit
                        ---------   --------      -----      -------     ------

Six months ended
September 30, 2005
QSI Division ........      8.8%       18.7%       21.1%       48.6%       51.4%
NextGen Division ....      5.7        11.2        14.7        31.6        68.4
                          ----        ----        ----        ----        ----
Consolidated ........      6.2%       12.2%       15.6%       34.0%       66.0%
                          ====        ====        ====        ====        ====

Six months ended
September 30, 2004
QSI Division ........      8.1%       17.2%       24.4%       49.7%       50.3%
NextGen Division ....      7.5        13.6        15.1        36.2        63.8
                          ----        ----        ----        ----        ----
Consolidated ........      8.0%       14.3%       16.5%       38.8%       61.2%
                          ====        ====        ====        ====        ====

During the six months ended September 30, 2005, the cost of hardware and third party software constituted 6.2% of consolidated revenue compared to 8.0% in the same year ago period. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared to prior periods. However this year over year reduction was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 12.2% of consolidated revenue in the six months ended September 30, 2005 compared to 14.3% in the six months ended September 30, 2004. The absolute level of consolidated payroll and benefit expenses grew from $5.9 million in the six months ended September 30, 2004 to $7.0 million in September 30, 2005, an increase of 18.6%. This increase was due primarily to additions to headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division. These divisional expenses increased to $5.5 million in the six months ended September 30, 2005 compared to $4.5 million in the six months ended September 30, 2004, an increase of 22.2%. The Division's payroll and benefits expense associated with delivering products and services as a percentage of divisional revenue in the six months ended September 30, 2005 decreased to 11.2% compared to 13.6% in the prior year period. Headcount expense as a percentage of revenue for the six month period ended September 30, 2005 at the QSI Division increased compared to the prior year at 18.7% versus 17.2%, in the prior year period.

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

"Other," which consists of outside service costs, amortization of software development costs and other costs, declined slightly to 15.6% of revenue from 16.5% in the year ago period.

Should the NextGen Division continue to represent an increasing share of our revenue and should NextGen continue to show higher gross profit percentages compared to the QSI Division, our gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, our gross profit percentage for the Company and our two operating Divisions increased for the six month period ended September 30, 2005 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the six month periods ended September 30, 2005 and 2004:

                                       Six months               Six months
                                   ended September 30,      ended September 30,
                                   -------------------      -------------------
                                     2005         %           2004         %
                                   -------     -------      -------     -------
QSI Division
Revenue ......................     $ 7,851       100.0%     $ 7,936       100.0%
Cost of revenue ..............       3,817        48.6        3,940        49.7
                                   -------     -------      -------     -------
Gross profit .................       4,034        51.4        3,996        50.3
                                   =======     =======      =======     =======

NextGen Division
Revenue ......................      49,119       100.0       33,411       100.0
Cost of revenue ..............      15,545        31.6       12,098        36.2
                                   -------     -------      -------     -------
Gross profit .................      33,574        68.4       21,313        63.8
                                   =======     =======      =======     =======

Consolidated
Revenue ......................      56,970       100.0       41,347       100.0
Cost of revenue ..............      19,362        34.0       16,038        38.8
                                   -------     -------      -------     -------
Gross profit .................     $37,608        66.0%     $25,309        61.2%
                                   =======     =======      =======     =======

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2005 increased 63.5% to $17.0 million as compared to $10.4 million for the six months ended
September 30, 2004. The increase in the amount of such expenses resulted primarily from increases of $1.5 million in salaries and related benefits in the NextGen division, $1.3 million in commission expenses in the NextGen Division, $1.8 million in other general selling, general and administrative expenses in the NextGen Division and $2.0 million in increased corporate related expenses. Approximately $0.6 million of the increase in year over year corporate related expenses was salaries and related benefits and $0.5 million was related to expenses associated with the contested proxy election which occurred in conjunction with the 2005 Annual Shareholders' Meeting. Selling, general and administrative expenses as a percentage of revenue increased from 25.1% in the six months ended September 30, 2004 to 29.8% in the six months ended September 30, 2005 due to selling, general, administrative expenses growing at a faster rate then revenue.

We anticipate increased expenditures for trade shows, advertising and the employment of additional sales and administrative staff at the NextGen Division. We also anticipate future increases in corporate expenditures being made in areas including but not limited to staffing and professional services. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general, and administrative expenses as a percentage of revenue.

Research and Development Costs. Research and development costs for the six months ended September 30, 2005 and 2004 were $3.7 million and $3.4 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 6.5% from 8.3% due in part, to the fact that revenue growth exceeded the increase in research and development spending. Research and development expenses are expected to continue at or above current levels.

Interest Income. Interest income for the six months ended September 30, 2005 increased 176.2% to $0.8 million compared with $0.3 million in the six months ended September 30, 2004. Interest income in the six months ended September 30, 2005 increased primarily due to the effect of an increase in short term interest rates versus the prior year period as well as comparatively higher amounts of funds available for investment during the six months ended September 30, 2005.

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

Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2005 was approximately $6.9 million as compared to approximately $4.7 million for the year ago period. The effective tax rates for the six months ended September 30, 2005 and 2004 were 38.7% and 39.9%, respectively. The provision for income taxes for the six months ended September 30, 2005 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits and the newly-created domestic manufacturer's deduction under Internal Revenue Code
Section 199. The effective rate for the six months ended September 30, 2005 decreased from the prior year primarily due to the relatively larger impact of research and development tax credits and the domestic manufacturer's deduction, which is effective for the fiscal year ending March 31, 2006. The provision for income taxes for the six months ended September 30, 2004 differs from the combined statutory rates primarily due to the impact of varying state income tax rates and research and development tax credits.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the six months ended September 30, 2005 and 2004:

                                                              Six months ended
                                                                September 30,
                                                             -------------------
                                                               2005        2004
--------------------------------------------------------------------------------

Cash and cash equivalents ..............................     $63,126     $59,522

Net increase in cash and cash equivalents
during the six month period ............................     $11,969     $ 8,127

Net income during the period ...........................     $10,869     $ 7,097

Net cash provided by operations during the
period .................................................     $13,572     $ 9,121

Number of days of sales outstanding at start of
the period .............................................         119          99

Number of days of sales outstanding at the end
of the period ..........................................         126         108

The Company's principal source of cash was cash provided by operations. The number of days sales outstanding at the end of the period increased by 7 days during the six month period ended September 30, 2005 compared to the prior year period. Such increase was primarily due to an increase in the volume of services sold by the NextGen Division which had not yet been rendered, resulting in an increase in both deferred revenue and accounts receivable. If amounts included in both accounts receivable and deferred revenue were netted out, the Company's turnover of accounts received expressed as days sales outstanding would be 71 days as of September 30, 2005 and 72 days as of March 31, 2005. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the six months ended September 30, 2005, we anticipate being able to continue to generate cash from operations during fiscal 2006 primarily from the net income of the Company.

Cash and cash equivalents increased by $12.0 million between March 31, 2005 and September 30, 2005 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $8.1 million during the six months ended September 30, 2004, also primarily as a result of cash generated by operating activities.

Net cash used in investing activities for the six months ended September 30, 2005 and 2004 was $2.7 million and $1.8 million respectively. Net cash used in investing activities for the six months ended September 30, 2005 and 2004 consisted of additions to equipment and improvements and capitalized software.

During the six months ended September 30, 2005, we received proceeds of $1.1 million from the exercise of stock options and recorded a reduction in income tax liability of $1.0 million related to tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

At September 30, 2005, we had cash and cash equivalents of $63.1 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

Management believes that its cash and cash equivalents on hand at September 30, 2005, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements in the ordinary course of business for the balance of fiscal 2006.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2005, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

--------------------------------     --------------------------------------------------
                                                 Less
                                                than a       1-3        3-5     Beyond
Contractual Obligations               Total      year       years      years    5 years
--------------------------------     ------     ------     ------     ------    -------
Non-cancelable lease obligations     $4,774     $  769     $2,472     $1,467     $   66
                                     ======     ======     ======     ======     ======

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

During the quarter ended September 30, 2005, no significant changes have occurred in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. However, we are performing ongoing evaluations of our internal processes in order to find opportunities to further enhance our internal controls system.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

After the close of business on October 26, 2005, the Company learned that a lawsuit has been filed against the Company and six of its eight directors by Ahmed Hussein, a director and significant shareholder of the Company. The complaint names the Company and individual directors, Patrick Cline, Maurice DeWald, Vincent Love, Steven Plochocki, Sheldon Razin and Louis Silverman. Director Ibrahim Fawzy was not named as a defendant.

Filed in the Superior Court for Orange County, California, the complaint alleges that in connection with the Company's 2005 Annual Shareholders' Meeting, the certified results from the independent inspector of election included certain proxies that should not have been included in the final vote tabulation. The independent inspector of election has certified the election of the Company's eight directors (as previously announced) after hearing Mr. Hussein's claim concerning this matter. Specifically, Mr. Hussein seeks (i) a determination that the election of directors at the Annual Meeting is invalid, (ii) a determination that the votes of the disputed shares were improper and in violation of applicable regulations, (iii) an order requiring that the election of directors at the Annual Meeting be retabulated without including the disputed shares in the count, (iv) an order requiring the election of directors with the retabulated votes in a manner so as to provide Mr. Hussein with the greatest number of directors possible, and (v) costs.

The Company believes that Mr. Hussein's claims lack merit and that the results certified by the independent inspector of elections are conclusive of this matter. The Company intends to defend itself vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

Information concerning the Company's 2005 Annual Meeting of Shareholders held on September 21, 2005 is contained in Form 8-K filed with the Securities and Exchange Commission on October 11, 2005.

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

      QUALITY SYSTEMS, INC.


Date: November 4, 2005                  By: /s/ Louis Silverman
                                            ------------------------------------
                                            Louis Silverman
                                            Chief Executive Officer


Date: November 4, 2005                  By: /s/ Paul Holt
                                            ------------------------------------
                                            Paul Holt
                                            Chief Financial Officer; Principal
                                            Accounting Officer