Form 10-Q
period 2005-12-31
QUALITY SYSTEMS INC
filed 2006-02-09
CIK 708818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-13801


                              QUALITY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


                  California                               95-2888568
       (State or Other Jurisdiction of                   (I.R.S.Employer
        Incorporation or Organization)                 Identification No.)

  18191 Von Karman Avenue, Irvine California  92612
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 13,295,523 shares of Common Stock, $0.01 par value, as of January 27, 2006.

================================================================================

                                     PART I

                       CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              QUALITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,     MARCH 31,
                                                                     2005           2005
                                                                 ------------   ------------
                                                                 (UNAUDITED)
                            ASSETS
Current assets:
   Cash and cash equivalents .................................   $     75,228   $     51,157
   Accounts receivable, net ..................................         37,861         33,362
   Inventories, net ..........................................            670            960
   Prepaid income tax ........................................          2,579             15
   Net current deferred tax assets ...........................          1,796          1,796
   Other current assets ......................................          1,976          1,677
                                                                 ------------   ------------
            Total current assets .............................        120,110         88,967

Equipment and improvements, net ..............................          3,270          2,697
Capitalized software costs, net ..............................          4,880          4,334
Goodwill .....................................................          1,840          1,840
Other ........................................................          1,830          1,604
                                                                 ------------   ------------
            Total assets .....................................   $    131,930   $     99,442
                                                                 ============   ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..........................................   $      3,371   $      2,284
   Deferred revenue ..........................................         33,036         24,115
   Accrued compensation and related benefits .................          4,299          3,436
   Other current liabilities .................................          3,389          4,021
                                                                 ------------   ------------
            Total current liabilities ........................         44,095         33,856

Deferred revenue, net of current .............................          1,080          1,362
Net deferred tax liabilities .................................            291            291
Deferred compensation ........................................          1,529          1,202
                                                                 ------------   ------------
            Total liabilities ................................         46,995         36,711
                                                                 ------------   ------------

Commitments and contingencies ................................             --             --

Shareholders' equity:
Common stock, $0.01 par value; authorized 50,000 shares;
   issued and outstanding 13,296 and 13,111 shares at
   December 31, 2005 and March 31, 2005,
   respectively ..............................................            133            131
Additional paid-in capital ...................................         50,710         44,499
Retained earnings ............................................         34,883         19,213
Deferred compensation ........................................           (791)        (1,112)
                                                                 ------------   ------------
            Total shareholders' equity .......................         84,935         62,731
                                                                 ------------   ------------
            Total liabilities and shareholders' equity .......   $    131,930   $     99,442
                                                                 ============   ============

     See accompanying condensed notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                           ---------------------------   ---------------------------
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2005           2004           2005           2004
                                           ------------   ------------   ------------   ------------
Revenues:
 Software, hardware and supplies ........  $     10,835   $      9,781   $     37,469   $     27,891
 Implementation and training services ...         2,615          1,889          8,136          6,455
                                           ------------   ------------   ------------   ------------
System sales ............................        13,450         11,670         45,605         34,346
                                           ------------   ------------   ------------   ------------

 Maintenance and other services .........         9,992          7,681         28,531         21,477
 Electronic data interchange services ...         3,310          2,737          9,586          7,612
                                           ------------   ------------   ------------   ------------
Maintenance, EDI and other services .....        13,302         10,418         38,117         29,089
                                           ------------   ------------   ------------   ------------

   Total revenue ........................        26,752         22,088         83,722         63,435
                                           ------------   ------------   ------------   ------------

Cost of revenue:
 Software, hardware and supplies ........         1,659          1,384          6,023          5,428
 Implementation and training services ...         1,975          1,575          5,741          4,546
                                           ------------   ------------   ------------   ------------
Total cost of system sales ..............         3,634          2,959         11,764          9,974
                                           ------------   ------------   ------------   ------------

 Maintenance and other services .........         3,553          2,823         10,598          8,727
 Electronic data interchange services ...         2,216          1,733          6,403          4,853
                                           ------------   ------------   ------------   ------------
Total cost of maintenance, EDI and
other services ..........................         5,769          4,556         17,001         13,580
                                           ------------   ------------   ------------   ------------
   Total cost of revenue ................         9,403          7,515         28,765         23,554
                                           ------------   ------------   ------------   ------------

   Gross profit .........................        17,349         14,573         54,957         39,881
                                           ------------   ------------   ------------   ------------

Operating expenses:
   Selling, general and administrative...         8,016          6,420         24,968         16,786
   Research and development costs .......         2,208          1,707          5,926          5,137
                                           ------------   ------------   ------------   ------------
     Total operating expenses ...........        10,224          8,127         30,894         21,923
                                           ------------   ------------   ------------   ------------

   Income from operations ...............         7,125          6,446         24,063         17,958

Interest income .........................           594            263          1,395            553
                                           ------------   ------------   ------------   ------------

Income before provision for income
taxes ...................................         7,719          6,709         25,458         18,511
Provision for income taxes ..............         2,904          2,488          9,774          7,193
                                           ------------   ------------   ------------   ------------

   Net income ...........................  $      4,815   $      4,221   $     15,684   $     11,318
                                           ============   ============   ============   ============

Net income per share:
  Basic .................................  $       0.36   $       0.33   $       1.19   $       0.88
                                           ============   ============   ============   ============
  Diluted ...............................  $       0.35   $       0.32   $       1.15   $       0.86
                                           ============   ============   ============   ============

Weighted average shares outstanding:
Basic ...................................        13,245         12,952         13,169         12,800
                                           ============   ============   ============   ============
Diluted .................................        13,686         13,282         13,624         13,134
                                           ============   ============   ============   ============

     See accompanying condensed notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                         ---------------------------
                                                                         DECEMBER 31,   DECEMBER 31,
                                                                             2005           2004
                                                                         ------------   ------------
Cash flows from operating activities:
       Net income ....................................................   $     15,684   $     11,318
       Adjustments to reconcile net income to net cash provided by operating activities: .........................................
         Depreciation ................................................            989            724
         Amortization of capitalized software costs ..................          1,795          1,424
         Provision for bad debts .....................................          1,002            635
         Provision for inventory obsolescence ........................            119             19
         Non-cash compensation from issuance of options ..............            321            323
         Tax benefit from exercise of stock options ..................          3,535          2,067
       Changes in assets and liabilities:
         Accounts receivable .........................................         (5,501)        (8,228)
         Inventories .................................................            171           (699)
         Other current assets ........................................           (299)            84
         Prepaid income tax ..........................................         (2,564)            --
         Other assets ................................................           (226)          (374)
         Accounts payable ............................................          1,087            614
         Deferred revenue ............................................          8,639          6,439
         Accrued compensation and related benefits ...................            863           (681)
         Income taxes payable ........................................             --          1,533
         Other current liabilities ...................................           (632)           933
         Deferred compensation .......................................            327             48
                                                                         ------------   ------------
Net cash provided by operating activities ............................         25,310         16,179
                                                                         ------------   ------------

Cash flows from investing activities:
       Additions to equipment and improvements .......................         (1,562)        (1,118)
       Additions to capitalized software costs .......................         (2,341)        (1,777)
                                                                         ------------   ------------
Net cash used in investing activities ................................         (3,903)        (2,895)
                                                                         ------------   ------------

Cash flows from financing activities:
       Dividends paid ................................................            (14)            --
       Proceeds from the exercise of stock options ...................          2,678          1,753
                                                                         ------------   ------------
Net cash provided by financing activities ............................          2,664          1,753
                                                                         ------------   ------------

Net increase in cash and cash equivalents ............................         24,071         15,037

Cash and cash equivalents at beginning of period .....................         51,157         51,395
                                                                         ------------   ------------

Cash and cash equivalents at end of period ...........................   $     75,228   $     66,432
                                                                         ============   ============

Supplemental disclosures of cash flow information:
       Cash paid during the period for income taxes, net of refunds      $      8,600   $      3,741
                                                                         ============   ============

     See accompanying condensed notes to consolidated financial statements.

                              QUALITY SYSTEMS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements as of December 31, 2005 and for the three and nine months ended December 31, 2005 and 2004, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Cash and cash equivalents. Cash and cash equivalents generally consist of cash, money market funds and short term U.S. Treasuries. The Company invests a portion of its cash in a money market fund which invests in only investment grade money market instruments from a variety of industries, and therefore bears minimal risk. The average maturity of the investments owned by the money market fund is approximately two to three months.

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

Computers and electronic test equipment                                3-5 years
Furniture and fixtures                                                 5-7 years
Leasehold improvements    lesser of lease term or estimated useful life of asset

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

Stock-based   compensation.   The  Company  accounts  for  stock-based  employee
compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and has adopted the disclosure provisions from the Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148) that supercedes Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied to employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the three and nine months ended December 31, 2005 and 2004 is presented below.

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

On October 5, 2005, the Board of Directors granted a total of 62,000 stock options under the Company's 1998 Stock Option Plan to non-management Directors pursuant to the Company's previously announced compensation plan for non-management directors, at an exercise price equal to the market price of the Company's common stock on the date of the grant ($68.13 per share). The options fully vested on January 5, 2006 and expire on October 5, 2012. No compensation expense has been recorded for these options.

The Company's fair value calculations for options granted on August 8, 2005 and October 5, 2005 were made using the Black-Scholes option pricing model with the following assumptions: expected life - approximately 57 months; stock volatility
- 47.7%, risk free interest rate of 3.7%; and no dividends during the expected term. At the time the options were granted, the Company had no commitment to any future dividends and had not paid any dividends other than a one-time dividend in fiscal year 2005. Therefore, management believes that using a zero dividend rate in the valuation of the stock options granted on August 8, 2005 and October 5, 2005 is appropriate.

The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows (unaudited):

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              DECEMBER 31,              DECEMBER 31,
                                         -----------------------   -----------------------
                                            2005         2004         2005         2004
                                         -----------------------   -----------------------
Net income, as reported .............    $    4,815   $    4,221   $   15,684   $   11,318
Add: Option expense, net of tax .....            66           67          196          196
Deduct: Stock-based compensation
expense determined under the fair
value based method, net of related
tax effects .........................        (1,700)        (346)      (2,806)        (710)
                                         ----------   ----------   ----------   ----------
Pro forma net income ................    $    3,181   $    3,942   $   13,074   $   10,804
                                         ==========   ==========   ==========   ==========

Net income per  share:
   Basic, as reported ...............    $     0.36   $     0.33   $     1.19   $     0.88
                                         ==========   ==========   ==========   ==========
   Basic, pro forma .................    $     0.24   $     0.30   $     0.99   $     0.84
                                         ==========   ==========   ==========   ==========
   Diluted, as reported .............    $     0.35   $     0.32   $     1.15   $     0.86
                                         ==========   ==========   ==========   ==========
   Diluted, pro forma ...............    $     0.23   $     0.30   $     0.96   $     0.82
                                         ==========   ==========   ==========   ==========

4.   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R) which is a revision of SFAS 123. Statement 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (SFAS 95). SFAS 123R requires all share-based payments to employees and non-employee directors acting in their role as members of the Board of Directors, including grants of stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative is no longer allowable under SFAS 123R. Subsequently, in April 2005, the Securities and Exchange Commission (SEC) extended the effective date for required implementation of SFAS 123R as described above to the first annual reporting period beginning after June 15, 2005, which for the Company will commence April 1, 2006. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123R and is therefore unable to disclose the impact that adoption will have on the Company's financial position and results of operations.

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

                                                          DECEMBER 31,     MARCH 31,
                                                              2005            2005
                                                          ------------    ------------
                                                          (Unaudited)
Accounts receivable, excluding undelivered maintenance
 and services .........................................   $     23,816    $     22,162
Undelivered maintenance and services billed in advance,
 included in deferred revenue .........................         16,406          13,037
                                                          ------------    ------------
Accounts receivable, gross ............................         40,222          35,199

Reserve for bad debts .................................         (2,361)         (1,837)
                                                          ------------    ------------

Accounts receivable, net ..............................   $     37,861    $     33,362
                                                          ============    ============

Inventories are summarized as follows:

                                                          DECEMBER 31,     MARCH 31,
                                                              2005            2005
                                                          ------------    ------------
                                                          (Unaudited)
Computer systems and components, net of reserve for
 obsolescence of $266 and $146, respectively ..........            647    $        891
Miscellaneous parts and supplies ......................             23              69
                                                          ------------    ------------

                                                          $        670    $        960
                                                          ============    ============

Other current liabilities are summarized as follows:

                                                          DECEMBER 31,     MARCH 31,
                                                              2005            2005
                                                          ------------    ------------
                                                          (Unaudited)
Customer deposits .....................................   $        706    $        527
Sales tax payable .....................................            644             833
Commission payable ....................................            666             625
Professional services .................................            177             417
Payroll tax payable ...................................            220              --
Deferred rent .........................................            285             198
Accrued EDI expenses ..................................             --             419
Other accrued expenses ................................            691           1,002
                                                          ------------    ------------

                                                          $      3,389    $      4,021
                                                          ============    ============

Short and long-term deferred revenue are summarized as follows:

                                                          DECEMBER 31,     MARCH 31,
                                                              2005            2005
                                                          ------------    ------------
                                                          (Unaudited)
Maintenance ...........................................   $      5,881    $      4,639
Implementation services ...............................         20,705          17,471
Delivered VAR software, undelivered software and other.          7,530           3,367
                                                          ------------    ------------

                                                          $     34,116    $     25,477
                                                          ============    ============

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

7.   Intangible Assets - Capitalized Software Development Costs

The  Company  had  the  following   amounts  related  to  capitalized   software
development:

                                                          DECEMBER 31,     MARCH 31,
                                                              2005            2005
                                                          ------------    ------------
                                                          (Unaudited)
  Gross carrying amount ...............................   $     15,628    $     13,287
  Accumulated amortization ............................        (10,748)         (8,953)
                                                          ------------    ------------
  Capitalized software costs, net .....................   $      4,880    $      4,334
                                                          ============    ============

  Aggregate  amortization  expense  during the nine and
twelve month  periods ended, respectively .............   $      1,795    $      1,952
                                                          ============    ============

Activity related to net capitalized software costs for the nine month period ended December 31, 2005 is as follows:

Beginning of period...................................................    $      4,334
Capitalized costs.....................................................           2,341
Amortization expense..................................................          (1,795)
                                                                          ------------
End of the period.....................................................    $      4,880
                                                                          ============

The  following  table  represents  the  remaining   estimated   amortization  of
intangible assets with determinable lives as of December 31, 2005:

For the year ended March 31,
2006..................................................................    $        664
2007..................................................................           2,354
2008..................................................................           1,480
2009..................................................................             382
                                                                          ------------
Total.................................................................    $      4,880
                                                                          ============

8.   Income Taxes

The provision for income taxes for the nine months ended December 31, 2005 was $9,774 as compared to $7,193 for the year ago period. The effective tax rates for the nine months ended December 31, 2005 and 2004 were 38.4% and 38.9%, respectively. The provision for income taxes for the nine months ended December 31, 2005 and 2004 differ from the combined statutory rates primarily due to the impact of varying state income tax rates and research and development tax credits. The effective rate for the nine months ended December 31, 2005 decreased slightly from the prior year due to the impact of research and development tax credits and the domestic manufacturer's deduction, which is effective for the year ending March 31, 2006.

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

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          DECEMBER 31,               DECEMBER 31
                                     -----------------------   -----------------------
                                        2005         2004         2005         2004
                                     ----------   ----------   ----------   ----------
Net income .......................   $    4,815   $    4,221   $   15,684   $   11,318
Basic net income per common share:
  Weighted average of common
   shares outstanding ............       13,245       12,952       13,169       12,800
                                     ----------   ----------   ----------   ----------
Basic net income per common share    $     0.36   $     0.33   $     1.19   $     0.88
                                     ==========   ==========   ==========   ==========

Net income .......................   $    4,815   $    4,221   $   15,684   $   11,318
Diluted net income per common
 share:
 Weighted average of common
  shares outstanding .............       13,245       12,952       13,169       12,800
 Effect of potentially

  dilutive securities (options) ..          441          330          455          334
                                     ----------   ----------   ----------   ----------
 Weighted average of common
  shares outstanding-diluted .....       13,686       13,282       13,624       13,134
                                     ----------   ----------   ----------   ----------
Diluted net income per common
 share ...........................   $     0.35   $     0.32   $     1.15   $     0.86
                                     ==========   ==========   ==========   ==========

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

Operating segment data for the three and nine month periods ended December 31, 2005 and 2004 is as follows (unaudited):

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          DECEMBER 31,              DECEMBER 31,
                                     -----------------------   -----------------------
                                        2005         2004         2005         2004
                                     ----------   ----------   ----------   ----------
Revenue:
  QSI Division .................     $    3,867   $    3,742   $   11,718   $   11,678
  NextGen Division .............         22,885       18,346       72,004       51,757
                                     ----------   ----------   ----------   ----------
Consolidated revenue ...........     $   26,752   $   22,088   $   83,722   $   63,435
                                     ==========   ==========   ==========   ==========

Operating income:
  QSI Division .................     $      951   $    1,037   $    2,971   $    3,436
  NextGen Division .............          7,904        6,727       26,460       17,986
  Unallocated corporate expenses         (1,730)      (1,318)      (5,368)      (3,464)
                                     ----------   ----------   ----------   ----------
Consolidated operating income ..     $    7,125   $    6,446   $   24,063   $   17,958
                                     ==========   ==========   ==========   ==========

11.  Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2005. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

12.  Guarantees

Software license agreements in both our QSI and NextGen divisions include a performance guarantee that its software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, the Company has not incurred any significant costs associated with these warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties.

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

13.  Commitments and Contingencies

Litigation. After the close of business on October 26, 2005, the Company learned that a lawsuit has been filed against the Company and six of its eight directors by Ahmed Hussein, a director and significant shareholder of the Company. The complaint names the Company and all individual directors, except for directors Ibrahim Fawzy and Ahmed Hussein.

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

A hearing was held before the California Superior Court on February 2, 2006. A further hearing is scheduled for March 7, 2006 at which time the court has informed the parties that a ruling is expected.

The Company believes that Mr. Hussein's claims lack merit and that the results certified by the independent inspector of elections are conclusive of this matter. The Company intends to defend itself and the directors named in Mr. Hussein's complaint vigorously.

14.  Subsequent Events

On January 26, 2006, the Board of Directors approved a one-time cash dividend of $1.75 per share payable on its outstanding shares of common stock. The cash dividend record date is February 24, 2006 and is expected to be distributed to shareholders on or about March 16, 2006.

On January 26, 2006, the Board of Directors approved a 2-for-1 stock split with respect to its outstanding shares of common stock. The stock split record date is March 3, 2006. The share and per share data presented and disclosed on the December 31, 2005 Consolidated Financial Statements and the Condensed Notes to the Consolidated Financial Statements have been adjusted for the stock split.

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

We believe revenue recognition, the allowance for doubtful accounts, and software development costs are among the most critical accounting policies that impact our consolidated financial statements. We believe that our significant accounting policies, as described in Note 3 of our Condensed Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies", should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

_______________________

(1) UNIX is a registered trademark of the AT&T Corporation.

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

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 85.5% of our revenue for the third quarter of fiscal 2006 compared to 83.1% in the third quarter of fiscal 2005. The QSI Division accounted for 14.5% and 16.9% of revenue in the third quarter of fiscal 2006 and 2005, respectively. The NextGen Division's year over year revenue grew at 24.7% and 31.0% in the third quarter of fiscal 2006 and 2005, respectively, while the QSI Division's year over year revenue increased by 3.3% and declined by 10.9% in the third quarter of fiscal 2006 and 2005, respectively.

In addition to the aforementioned software solutions which we offer through our two divisions, each division offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

Risk Factors

The risk factors described below reflect material changes from risk factors as previously included in our Exchange Act reports. However, additional risks and uncertainties may also impair our business operations including but not limited to those outlined in our prior SEC filings. If any of these or other risks actually occur, our business, financial condition or results of operations will likely suffer. Any of these or other factors could harm our business and future results of operations and may cause you to lose all or part of your investment.

We face evolving competition. The markets for healthcare information systems are intensely competitive and there has been significant merger and acquisition activity among a number of our competitors in recent months. Transaction induced pressures, or other related factors may result in price erosion or other negative market dynamics that could have a material adverse effect on our business, results of operations, financial condition and price of our stock.

We face risks related to litigation advanced by a director and shareholder of the Company. After the close of business on October 26, 2005, we learned that a lawsuit has been filed against us and six of our eight directors (those elected by the shareholders, but not nominated by Mr. Hussein). The complaint alleges that in connection with our 2005 Annual Shareholders' Meeting, the certified results from the independent inspector of election included certain proxies that should not have been included in the final vote tabulation. The independent inspector of election certified the election of the eight directors

_______________________

(2) Microsoft Windows, Windows NT, Windows 95, Windows 98, Windows XP, and Windows 2000 are registered trademarks of the Microsoft Corporation.

(3) NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

(4) NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

presently serving on the Board after hearing Mr. Hussein's claim concerning this matter. Mr. Hussein continues to pursue his claim in California State Superior Court. Moreover, following a ruling by the Superior Court, it is possible that such litigation may be continued by one or more parties by appealing such ruling. As a result of such litigation, the Company's operating results and share price may be negatively impacted due to the negative publicity, additional expenses incurred, management distraction, and/or other factors. In addition, litigation of this nature may negatively impact our ability to attract and retain qualified board members. It is also possible that Mr. Hussein will launch further proxy contests in opposition to the Company's board nominees at one or more future shareholder meetings with potential negative effects similar to those discussed above.

Our future policy concerning the payment of dividends is uncertain. While we paid a one-time cash dividend in March 2005 and have announced an additional dividend for March 2006, there can be no assurance that we will pay another dividend in the future. Unfulfilled expectations to the contrary could have a material negative impact upon the price of our stock.

Our future policy concerning stock split is uncertain. While we announced a 2:1 split of our stock in February 2005 and a second 2:1 stock split has been announced with an effective date of March 3, 2006, there can be no assurance that another stock split will occur in the future. Unfulfilled expectations to the contrary could have a material negative impact upon the price of our stock.

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

Our quarterly software revenue may fluctuate significantly. Sales of software licenses may fluctuate significantly from quarter to quarter based upon the size or timing of orders received from large purchasers.

Results of Operations

Overview of results

o We have experienced significant growth in our total revenue as a result of growth in our NextGen Division. Consolidated revenue grew 32.0% in the nine months ended December 31, 2005 versus 2004 and 21.6% in the nine months ended December 31, 2004 versus 2003.

o Consolidated income from operations grew 34.0% in the nine months ended December 31, 2005 versus 2004 and 54.6% in the nine months ended December 31, 2004 versus 2003. This performance was driven principally by the results in our NextGen Division.

o We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

o During the quarter ended December 31, 2005, we had our first significant sale of licenses to Siemens Medical Solutions. This transaction was for $4 million and was included in deferred revenue as of December 31, 2005.

NextGen Division

o Our NextGen Division has experienced significant growth in revenue and operating income. Divisional revenue grew 39.1% in the nine months ended December 31, 2005 versus 2004 and 30.4% in the nine months ended December 31, 2004 versus 2003 while divisional operating income (excluding unallocated corporate expenses) grew 47.1% in the nine months ended December 31, 2005 versus 2004 and 63.6% in the nine months ended December 31, 2004 versus 2003.

o During the nine months ended December 31, 2005, we added staffing resources to departments including sales, support, implementation, and software development and intend to continue to do so during the remainder of fiscal year 2006.

o Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

o Our QSI Division revenue remained relatively consistent in the nine months ended December 31, 2005 versus 2004 and declined 6.2% in the nine months ended December 31, 2004 versus 2003. The Division experienced a 13.5% decrease in operating income (excluding unallocated corporate expenses) in the nine months ended December 31, 2005 versus 2004.

o Our goals for the QSI Division include maximizing revenue and profit performance given the constraints present in this Division's target market.

The following table sets forth for the periods indicated, the percentage of revenues represented by each item in our Consolidated Statements of Income.

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                DECEMBER 31,                   DECEMBER 31,
                                         --------------------------    ----------------------------
                                            2005           2004           2005             2004
                                         -----------    -----------    -----------      -----------
                                         (unaudited)    (unaudited)    (unaudited)      (unaudited)
Revenues:
  Software, hardware and supplies ....          40.5%          44.3%          44.8%            44.0%
  Implementation and training services           9.8            8.5            9.7             10.1
                                         -----------    -----------    -----------      -----------
System sales .........................          50.3           52.8           54.5             54.1

  Maintenance and other services .....          37.3           34.8           34.1             33.9
  Electronic data interchange services          12.4           12.4           11.4             12.0
                                         -----------    -----------    -----------      -----------
Maintenance, EDI and other services ..          49.7           47.2           45.5             45.9

                                         -----------    -----------    -----------      -----------
   Total revenue .....................         100.0          100.0          100.0            100.0
                                         -----------    -----------    -----------      -----------

Cost of revenue:
  Software, hardware and supplies ....           6.2            6.3            7.2              8.6
  Implementation and training services           7.4            7.1            6.9              7.1
                                         -----------    -----------    -----------      -----------
Total cost of system sales ...........          13.6           13.4           14.1             15.7

  Maintenance and other services .....          13.2           12.8           12.7             13.8
  Electronic data interchange services           8.3            7.8            7.6              7.6
                                         -----------    -----------    -----------      -----------
Total cost of maintenance, EDI and
other services .......................          21.5           20.6           20.3             21.4

                                         -----------    -----------    -----------      -----------
   Total cost of revenue .............          35.1           34.0           34.4             37.1
                                         -----------    -----------    -----------      -----------

   Gross profit ......................          64.9           66.0           65.6             62.9
                                         -----------    -----------    -----------      -----------

   Selling, general and administrative          30.0           29.1           29.8             26.5
   Research and development costs ....           8.2            7.7            7.1              8.1
                                         -----------    -----------    -----------      -----------

   Income from operations ............          26.7           29.2           28.7             28.3
                                         -----------    -----------    -----------      -----------

Interest income ......................           2.2            1.2            1.7              0.9
                                         -----------    -----------    -----------      -----------

Income before provision for income
taxes ................................          28.9           30.4           30.4             29.2
Provision for income taxes ...........          10.9           11.3           11.6             11.4
                                         -----------    -----------    -----------      -----------

   Net income ........................          18.0%          19.1%          18.7%**          17.8%
                                         ===========    ===========    ===========      ===========

** does not add due to rounding

For the Three-Month Periods December 31, 2005 versus 2004

Net Income. The Company's net income for the three months ended December 31, 2005 was $4.8 million or $0.36 per share on a basic and $0.35 per share on a fully diluted basis. In comparison, we earned $4.2 million or $0.33 per share on a basic and $0.32 per share on a fully diluted basis for the three months ended December 31, 2004. The increase in net income for the three months ended
December 31, 2005 was achieved primarily through a 21.1% increase in consolidated revenue, driven by a 24.7% increase in NextGen Division revenue which accounted for 85.5% of consolidated revenue.

Revenue. Revenue for the three months ended December 31, 2005 increased 21.1% to $26.8 million from $22.1 million for the three months ended December 31, 2004. NextGen Division revenue increased 24.7% from approximately $18.3 million to approximately $22.9 million in the period, while QSI Division revenue increased by 3.3% during the period.

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

System Sales. Company-wide sales of systems for the three months ended December 31, 2005, increased 15.3% to $13.5 million from $11.7 million in the prior year quarter.

Our increase in revenue from sales of systems was principally the result of a 13.2% increase in category revenue at our NextGen Division. Divisional sales in this category grew from $11.3 million during the quarter ended December 31, 2004 to $12.8 million during the quarter ended December 31, 2005. This increase was driven primarily by higher sales of NextGen(emr) and NextGen(epm) software to both new and existing clients, as well as delivery of related implementation services, offset by a decline in Company-wide sales of related hardware, third party software, and supplies.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by Division:

                          ----------------------------------------------------------
                                         Hardware,
                                        Third Party    Implementation
                                        Software and    and Training       Total
                           Software       Supplies        Services      System Sales
                          -----------   ------------   --------------   ------------
Three months ended
  DECEMBER 31, 2005
QSI Division .........    $       216   $        391   $           67   $        674
NextGen Division .....          9,696            532            2,548         12,776
                          -----------   ------------   --------------   ------------
Consolidated .........    $     9,912   $        923   $        2,615   $     13,450
                          ===========   ============   ==============   ============

Three months ended
  DECEMBER 31, 2004
QSI Division .........    $       167   $        132   $           89   $        388
NextGen Division .....          8,660            822            1,800         11,282
                          -----------   ------------   --------------   ------------
Consolidated .........    $     8,827   $        954   $        1,889   $     11,670
                          ===========   ============   ==============   ============

NextGen Division software revenue increased 12.0% between the three months ended December 31, 2004 and the three months ended December 31, 2005. During the quarter ended December 31, 2005, a $4 million sale of licenses to a VAR that was closed and paid for in full during the quarter was not recognized based on application of applicable revenue recognition guidelines. Our VAR revenue may fluctuate significantly from quarter to quarter which could have a material effect on our operations.

During the three months ended December 31, 2005, 4.2% of NextGen's system sales revenue was represented by hardware and third party software compared to 7.3% in the same prior year period. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared to prior periods. However, this decrease was not and is not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division's sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 41.6% in the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The year over year growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The amount of implementation and training services revenue and the corresponding rate of growth compared to a prior period in any given quarter is dependant on several factors including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended December 31, 2005 versus 2004 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

For the QSI Division, total system sales increased 73.7% to $0.7 million in the three months ended December 31, 2005 compared to $0.4 million in the three months ended December 31, 2004 primarily due to an increase in sales of hardware, third party software and supplies. We do not presently foresee any material changes in the business environment for the Division with respect to the constrained environment that has been in place for the past several years.

Maintenance, EDI and Other Services. For the three months ended December 31, 2005, Company-wide revenue from maintenance and other services grew 27.7% to $13.3 million from $10.4 million in the same period in the prior year. The increase in this category resulted from an increase in both EDI and maintenance and other revenue from the NextGen Division's client base offsetting slight decreases in the QSI Division's aggregate revenue in these areas. Total NextGen Division maintenance revenue for the three months ended December 31, 2005 grew 23.7% to $6.0 million from $4.9 million in the same year ago period, while EDI revenue grew 44.9% to $2.2 million compared to $1.5 million during the same prior year period. QSI Division maintenance revenue declined 6.3% in the same period while QSI divisional EDI revenue declined by 8.3% between the same periods.

The following table details revenue included in the Maintenance, EDI and other category for the three month periods ended December 31, 2005 and 2004:

                         ----------------------------------------------------------
                         Maintenance       EDI            Other           Total
                         -----------   ------------   --------------   ------------
Three months ended
  DECEMBER 31, 2005
QSI Division .........   $     1,729   $      1,130   $          334   $      3,193
NextGen Division .....         6,004          2,180            1,925         10,109
                         -----------   ------------   --------------   ------------
Consolidated .........   $     7,733   $      3,310   $        2,259   $     13,302
                         ===========   ============   ==============   ============

Three months ended
  DECEMBER 31, 2004
QSI Division .........   $     1,845   $      1,232   $          277   $      3,354
NextGen Division .....         4,852          1,505              707          7,064
                         -----------   ------------   --------------   ------------
Consolidated .........   $     6,697   $      2,737   $          984   $     10,418
                         ===========   ============   ==============   ============

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended December 31, 2005 and 2004 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each Division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

                --------------------------------------------------------------------------------
                        NextGen                       QSI                     Consolidated
                ------------------------    ------------------------    ------------------------
                Maintenance       EDI       Maintenance       EDI       Maintenance       EDI
                --------------------------------------------------------------------------------
DECEMBER 31,
2004 ........           504          373            301          225            805          598
Billing sites
added .......           287          220              6           15            293          235
Billing sites
removed .....            (8)         (63)           (27)         (50)           (35)        (113)
                -----------    ---------    -----------    ---------    -----------    ---------
DECEMBER 31,
2005 ........           783          530            280          190          1,063          720
                ===========    =========    ===========    =========    ===========    =========

Cost of Revenue. Cost of revenue for the three months ended December 31, 2005 increased 25.1% to $9.4 million from $7.5 million in the quarter ended December 31, 2004, while the cost of revenue as a percentage of net revenue increased to 35.1% from 34.0% due to the fact that the rate of growth in cost of revenue grew slightly faster than the aggregate revenue growth rate for the Company.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two
Divisions:

                     ---------------------------------------------
                     Hardware,    Payroll
                       Third        and                    Total
                       Party      related                 Cost of      Gross
                     Software     Benefits     Other      Revenue      Profit
                     ---------    --------    --------    --------    --------
Three months ended
DECEMBER 31, 2005
QSI Division .....        10.4%       19.3%       20.4%       50.1%       49.9%
NextGen Division .         3.1        13.4        16.1        32.6        67.4
                     ---------    --------    --------    --------    --------
Consolidated .....         4.1%       14.3%       16.7%       35.1%       64.9%
                     =========    ========    ========    ========    ========

Three months ended
DECEMBER 31, 2004
QSI Division .....         5.0%       17.8%       25.7%       48.5%       51.5%
NextGen Division .         4.5        12.3        14.3        31.1        68.9
                     ---------    --------    --------    --------    --------
Consolidated .....         4.6%       13.2%       16.2%       34.0%       66.0%
                     =========    ========    ========    ========    ========

During the three months ended December 31, 2005, hardware and third party software constituted a smaller portion of consolidated revenue compared to the same year ago period driven principally by the composition of NextGen Division revenue. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared with prior periods. However, this reduction was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 14.3% of consolidated revenue in the three months ended December 31, 2005 compared to 13.2% during the three months ended December 31, 2004. The absolute level of consolidated payroll and benefit expenses grew from $2.9 million in the three months ended

December 31, 2004 to $3.8 million in the three months ended December 31, 2005, an increase of 31% or $0.9 million. This increase was due primarily to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division where such expenses increased to $3.1 million in three months ended December 31, 2005 from $2.2 million in the three months ended December 31, 2004. Payroll and benefits expense associated with delivering products and services in the QSI Division during the three months ended December 31, 2005 and 2004 remained relatively unchanged at approximately $0.7 million.

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

"Other", which consists of outside service costs, amortization of software development costs and other costs, increased slightly on a consolidated basis to 16.7% of revenue during the three months ended December 31, 2005 compared to 16.2% a year ago.

Should the NextGen Division continue to represent an increasing share of our revenue and should the NextGen Division continue to carry higher gross profit than the QSI Division, our consolidated gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, the gross profit percentage for the Company and our two operating divisions slightly decreased for the three month period ended December 31, 2005 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended December 31, 2005 and 2004:

                       ----------------------------------------------
                        Three months ended       Three months ended
                           DECEMBER 31,             DECEMBER 31,
                       ---------------------    ---------------------
                          2005         %          2004          %
                       ---------    --------    ---------    --------
QSI Division
Revenue ............   $   3,867       100.0%   $   3,742       100.0%
Cost of revenue ....       1,939        50.1        1,815        48.5
                       ---------    --------    ---------    --------
Gross profit .......   $   1,928        49.9%   $   1,927        51.5%
                       =========    ========    =========    ========

NextGen Division
Revenue ............   $  22,885       100.0%   $  18,346       100.0%
Cost of revenue ....       7,464        32.6        5,700        31.1
                       ---------    --------    ---------    --------
Gross profit .......   $  15,421        67.4%   $  12,646        68.9%
                       =========    ========    =========    ========

Consolidated
Revenue ............   $  26,752       100.0%   $  22,088       100.0%
Cost of revenue ....       9,403        35.1        7,515        34.0
                       ---------    --------    ---------    --------
Gross profit .......   $  17,349        64.9%   $  14,573        66.0%
                       =========    ========    =========    ========

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2005 increased 24.9% to $8.0 million as compared to $6.4 million for the three months ended December 31, 2004. The increase in the amount of such expenses resulted primarily from a $0.5 million increase in compensation expense in the NextGen Division, a net $0.7 million increase in other selling, general and administrative expenses in the NextGen Division and a $0.4 million increase in corporate related expenses. Approximately half of the increase in year over year corporate related expense was related to an increase in compensation expense. Selling, general and administrative expenses as a percentage of revenue increased slightly from 29.1% in the three months ended December 31, 2004 to 30.0% in the three months ended December 31, 2005 due to the fact that the rate of growth in selling, general and administrative expense grew faster than the aggregate revenue growth rate for the Company.

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

Research and Development Costs. Research and development costs for the three months ended December 31, 2005 and 2004 were $2.2 million and $1.7 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue increased to 8.2% from 7.7% during the three months ended December 31, 2005. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income. Interest income for the three months ended December 31, 2005 increased to approximately $0.6 million compared with $0.3 million in the three months ended December 31, 2004. Interest income in the three months ended December 31, 2005 increased primarily due to the effect of an increase in short term interest rates versus the prior year quarter as well as comparatively higher amounts of funds available for investment during the three months ended December 31, 2005.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds and short term U.S. Treasuries with maturities of less than 90 days. Our Board of Directors may consider alternate uses for our cash including, but not limited to payment of a special dividend similar to one time dividends declared and paid in March 2005 and to be paid in March 2006, initiation of a regular dividend, initiation of a stock buy-back program, an expansion of our investment policy to include investments with maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund an acquisition or other similar business activity. Any or all of these programs could significantly impact our investment income in future periods.

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2005 was approximately $2.9 million as compared to approximately $2.5 million for the year ago period. The effective tax rates for the three months ended December 31, 2005 and 2004 were 37.6% and 37.1%, respectively. The provision for income taxes for the three months ended December 31, 2005 and 2004 differ from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits, and the newly-enacted domestic manufacturer's deduction under Internal Revenue Code Section 199. During the quarter ended December 31, 2004, the provision for income taxes was reduced by $0.2 million of research and development credits that were not recognized in their respective prior periods. These credits were principally from credits in which the statute of limitations has expired.

Research and Development Tax Credits/Domestic Manufacturer's Deduction. For the three months ended December 31, 2005 and 2004, we have estimated research and development tax credits of $138,000 and $100,000, respectively. We expect to claim these credits on our respective tax returns. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax codes.

For the three months ended December 31, 2005, we have estimated a deduction of $123,000 for the newly-enacted domestic manufacturer's deduction. The Company expects to capture this benefit on our tax returns.

For the Nine-Month Periods December 31, 2005 versus 2004

Net Income. The Company's net income for the nine months ended December 31, 2005 was $15.7 million or $1.19 per share on a basic and $1.15 per share on a fully diluted basis. In comparison, we earned $11.3 million or $0.88 per share on a basic and $0.86 per share on a fully diluted basis in the nine months ended December 31, 2004. The increase in net income for the nine months ended December 31, 2005, was achieved primarily through the following:

o a 32.0% increase in consolidated revenue driven by a 39.1% increase in NextGen Division revenue which accounted for 86.0% of consolidated revenue; and

o increase in the consolidated gross profit percentage which increased to 65.6% in the nine months ended December 31, 2005 versus 62.9% in the same period last year.

Revenue. Revenue for the nine months ended December 31, 2005 increased 32.0% to $83.7 million from $63.4 million for the nine months ended December 31, 2004. NextGen Division revenue increased 39.1% from $51.8 million during the nine month ended December 31, 2004 to $72.0 million during the nine month ended December 31, 2005, while QSI Division revenue remained relatively consistent during the same period.

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

System Sales. Company-wide sales of systems for the nine months ended December 31, 2005 increased 32.8% to $45.6 million from $34.3 million in the same prior year period.

Our increase in revenue from sales of systems was principally the result of a 33.6% increase in category revenue at our NextGen Division. Divisional systems sales grew from $32.8 million to $43.9 million. This increase was driven primarily by higher sales of NextGen(emr) and NextGen(epm) software to both new and existing clients, as well as delivery of related implementation and training services, partially offset by decline in Company-wide sale of hardware, third party software, and supplies.

Category revenue in the QSI Division increased by 15.1% between the nine months ended December 31, 2004 and the nine months ended December 31, 2005. The primary reason for the increase was an increase in sales of hardware, third party software and supplies.

The following table breaks down our reported systems sales into software, hardware and third party software and supplies, and implementation and training services components by Division:

                         ---------------------------------------------------
                                      Hardware,
                                    Third Party    Implementation    Total
                                    Software and    and Training     System
                         Software     Supplies        Services       Sales
                         --------   ------------   --------------   --------
Nine months ended
 DECEMBER 31, 2005
QSI Division .........   $    517   $        829   $          389   $  1,735
NextGen Division .....     33,156          2,967            7,747     43,870
                         --------   ------------   --------------   --------
Consolidated .........   $ 33,673   $      3,796   $        8,136   $ 45,605
                         ========   ============   ==============   ========

Nine months ended
 DECEMBER 31, 2004
QSI Division .........   $    686   $        576   $          246   $  1,508
NextGen Division .....     22,821          3,808            6,209     32,838
                         --------   ------------   --------------   --------
Consolidated .........   $ 23,507   $      4,384   $        6,455   $ 34,346
                         ========   ============   ==============   ========

NextGen Division software revenue increased 45.3% between the nine months ended December 31, 2005 and the nine months ended December 31, 2004. The Division's software revenue accounted for 75.6% of divisional systems sales revenue during the nine months ending December 31, 2005, an increase from 69.5% in the nine months ended December 31, 2004. This increase was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue continues to be an area of primary emphasis for the NextGen division and management was pleased with the Division's performance in this area.

During the nine months ended December 31, 2005, 6.8% of NextGen's systems sales revenue was represented by hardware and third party software compared to 11.6% in the same prior year period. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared to prior periods. However, this decrease was not and is not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the division's sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 24.8% from the nine months ended December 31, 2004 compared to the nine months ended December 31, 2005. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The number of implementation and training staff increased during the course of the nine months ended December 31, 2005 versus 2004 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases will depend upon the availability of qualified staff, business conditions, and our ability to retain current staff members.

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

Maintenance, EDI and Other Services. For the nine months ended December 31, 2005, company-wide revenue from maintenance and other services grew 31.0% to $38.1 million from $29.1 million during the same period last year. The increase in this category resulted principally from an increase in both EDI and maintenance and other revenue from the NextGen Division's client base. Total NextGen Division maintenance revenue for the nine months ended December 31, 2005 grew 33.5% to $17.2 million from $12.9 million in the period a year ago, while EDI revenue grew 55.8% to $6.1 million compared to $3.9 million during the same period. QSI Division maintenance revenue declined 5.0% from $5.5 million to $5.2 million in the same period while QSI Divisional EDI revenue declined by 5.9% from $3.7 million to $3.5 million during such period.

The following table details revenue included in Maintenance, EDI and other for the nine month periods ended December 31, 2005 and 2004:

                         -----------------------------------------------
                         Maintenance      EDI        Other       Total
                         -----------   ---------   ---------   ---------
Nine months ended
  DECEMBER 31, 2005
QSI Division .........   $     5,246   $   3,470   $   1,266   $   9,982
NextGen Division .....        17,157       6,116       4,862      28,135
                         -----------   ---------   ---------   ---------
Consolidated .........   $    22,403   $   9,586   $   6,128   $  38,117
                         ===========   =========   =========   =========

Nine months ended
  DECEMBER 31, 2004
QSI Division .........   $     5,523   $   3,687   $     959   $  10,169
NextGen Division .....        12,852       3,925       2,143      18,920
                         -----------   ---------   ---------   ---------
Consolidated .........   $    18,375   $   7,612   $   3,102   $  29,089
                         ===========   =========   =========   =========

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended December 31, 2005 and 2004 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

                                        --------------------------------------------------------------------------
                                               NextGen                     QSI                   Consolidated
                                        ----------------------    ----------------------    ----------------------
                                        Maintenance      EDI      Maintenance      EDI      Maintenance      EDI
                                        ---------------------------------------------------------------------------
DECEMBER 31, 2004 ...........              504          373         301           225          805          598
Billing sites added .........              287          220           6            15          293          235
Billing sites removed .......               (8)         (63)        (27)          (50)         (35)        (113)
                                        ----------    -------    -----------    -------    -----------    -------
DECEMBER 31, 2005 ...........              783          530         280           190        1,063          720
                                        ==========    =======    ===========    =======    ===========    =======

Cost of Revenue. The cost of revenue for the nine months ended December 31, 2005 increased 22.1% to $28.8 million from $23.6 million, while the cost of revenue as a percentage of net revenue decreased to 34.4% from 37.1% during the same period a year ago.

The decrease in our consolidated cost of revenue as a percentage of revenue between the nine months ended December 31, 2005 and the nine months ended December 31, 2004 is attributable to four main factors:

o a reduction in the level of third party hardware and software as a percentage of revenue in the NextGen Division;

o a reduction in the relative level of employee compensation expense included in cost of sales as a percentage of revenue in the NextGen Division as a result of increased leverage achieved with expanded revenue;

o an increase in the NextGen Division's share of consolidated revenue from 81.6% in the nine months ended December 31, 2004 to 86.0% in the nine months ended December 31, 2005. The NextGen Division's gross profit margin has been and continues to be higher than the gross profit margin for the QSI Division; and

o a decrease in the cost of revenue as a percentage of revenue in the NextGen Division causing a corresponding increase in gross profit margin.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two
Divisions:

                         ------------------------------------------   ------
                         Hardware,    Payroll
                           Third        and                 Total
                           Party      related              Cost of    Gross
                         Software     Benefits    Other    Revenue    Profit
                         ---------    --------    -----    -------    ------
Nine months ended
DECEMBER 31, 2005
QSI Division .........         9.4%       18.9%    20.8%      49.1%     50.9%
NextGen Division .....         4.9        11.9     15.2       32.0      68.0
                         ---------    --------    -----    -------    ------
Consolidated .........         5.5%       12.9%    16.0%      34.4%     65.6%
                         =========    ========    =====    =======    ======

Nine  months  ended
DECEMBER 31, 2004
QSI Division .........         6.9%       17.4%    25.0%      49.3%     50.7%
NextGen Division .....         6.8        13.1     14.5       34.4      65.6
                         ---------    --------    -----    -------    ------
Consolidated .........         6.8%       15.0%    15.3%      37.1%     62.9%
                         =========    ========    =====    =======    ======

During the nine months ended December 31, 2005, the cost of hardware and third party software constituted 5.5% of consolidated revenue compared to 6.8% in the same year ago period. We have noted that the last several quarter's results have included a relatively lower amount of hardware and third party software compared to prior periods. However this year over year reduction was and is not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 12.9% of consolidated revenue in the nine months ended December 31, 2005 compared to 15.0% in the nine months ended December 31, 2004. The absolute level of consolidated payroll and benefit expenses grew from $8.8 million in the nine months ended December 31, 2004 to $10.8 million in December 31, 2005, an increase of 23%. This increase was due primarily to additions to headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division. These divisional expenses increased to $8.6 million in the nine months ended December 31, 2005 compared to $6.8 million in the nine months ended December 31, 2004, an increase of 26%.

The Division's payroll and benefits expense associated with delivering products and services as a percentage of divisional revenue in the nine months ended December 31, 2005 decreased to 11.9% compared to 13.1% in the prior year period. Headcount expense as a percentage of revenue for the nine month period ended December 31, 2005 at the QSI Division increased compared to the prior year at 18.9% versus 17.4%, in the prior year period.

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

"Other", which consists of outside service costs, amortization of software development costs and other costs, increased slightly to 16.0% of revenue from 15.3% in the year ago period.

Should the NextGen Division continue to represent an increasing share of our revenue and should NextGen continue to show higher gross profit percentages compared to the QSI Division, our gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, our gross profit percentage for the Company and our two operating Divisions increased for the nine month period ended December 31, 2005 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the nine month periods ended December 31, 2005 and 2004:

                           Nine months ended        Nine months ended
                             DECEMBER 31,             DECEMBER 31,
                         ---------------------    ---------------------
                            2005         %          2004          %
                         ---------   ---------    ---------   ---------
QSI Division
Revenue ..............   $  11,718       100.0%   $  11,678       100.0%
Cost of revenue ......       5,756        49.1        5,756        49.3
                         ---------   ---------    ---------   ---------
Gross profit .........   $   5,962        50.9%   $   5,922        50.7%
                         =========   =========    =========   =========

NextGen Division
Revenue ..............   $  72,004       100.0%   $  51,757       100.0%
Cost of revenue ......      23,009        32.0       17,798        34.4
                         ---------   ---------    ---------   ---------
Gross profit .........   $  48,995        68.0%   $  33,959        65.6%
                         =========   =========    =========   =========

Consolidated
Revenue ..............   $  83,722       100.0%   $  63,435       100.0%
Cost of revenue ......      28,765        34.4       23,554        37.1
                         ---------   ---------    ---------   ---------
Gross profit .........   $  54,957        65.6%   $  39,881        62.9%
                         =========   =========    =========   =========

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2005 increased 48.7% to $25.0 million as compared to $16.8 million for the nine months ended December 31, 2004. The increase in the amount of such expenses resulted primarily from increases of $2.0 million in salaries and related benefits in the NextGen division, $1.3 million in commission expenses in the NextGen Division, $1.1 million in travel expenses in the NextGen division, $1.8 million in other general selling, general and administrative expenses in the NextGen Division and $2.0 million in increased corporate related expenses. Approximately $0.7 million of the increase in year over year corporate related expenses was salaries and related benefits and $0.5 million was related to expenses associated with the contested director election which occurred in conjunction with the 2005 Annual Shareholders' Meeting. Selling, general and administrative expenses as a percentage of revenue increased from 26.5% in the nine months ended December 31, 2004 to 29.8% in the nine months ended December 31, 2005 due to selling, general, administrative expenses growing at a faster rate than revenue.

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

Research and Development Costs. Research and development costs for the nine months ended December 31, 2005 and 2004 were $5.9 million and $5.1 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 7.1% from 8.1% due in part, to the fact that revenue growth exceeded the increase in research and development spending. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income. Interest income for the nine months ended December 31, 2005 increased to $1.4 million compared with $0.6 million in the nine months ended December 31, 2004. Interest income in the nine months ended December 31, 2005 increased primarily due to the effect of an increase in short term interest rates versus the prior year period as well as comparatively higher amounts of funds available for investment during the nine months ended December 31, 2005.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds and short term U.S. Treasuries with maturities of less than 90 days. Our Board of Directors continues to review alternate uses for our cash including, but not limited to payment of a special dividend similar to one time dividends declared and paid in March 2005 and to be paid in March 2006, initiation of a regular dividend, initiation of a stock buy back program, an expansion of our investment policy to include investments with maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund an acquisition or other similar business activity. Any or all of these programs could significantly impact our investment income in future periods.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2005 was approximately $9.8 million as compared to $7.2 million for the year ago period. The effective tax rates for the nine months ended December 31, 2005 and 2004 were 38.4% and 38.9%, respectively. The provision for income taxes for the nine months ended December 31, 2005 and 2004 differ from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits, and the newly-created domestic manufacturer's deduction under Internal Revenue Code
Section 199, which is effective for the tax year ended after December 31, 2004. The effective rate for the nine months ended December 31, 2005 decreased slightly from the prior year primarily due to the impact of research and development tax credits and the domestic manufacturer's deduction.

Research and Development Tax Credits/Domestic Manufacturer's Deduction. For the nine months ended December 31, 2005 and 2004, we have estimated research and development tax credits of $0.4 million and $0.3 million, respectively. The Company expects to claim these credits on our tax returns. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax codes.

For the nine months ended December 31, 2005, we have estimated a deduction of $0.4 million for the newly-enacted domestic manufacturer's deduction. The Company expects to capture this benefit on our tax returns.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the nine months ended December 31, 2005 and 2004:

                                                       Nine months ended
                                                          DECEMBER 31,
                                                  ----------------------------
                                                         2005          2004
------------------------------------------------------------------------------

Cash and cash equivalents ........................   $   75,228     $   66,432

Net increase in cash and cash equivalents
during the nine month period .....................   $   24,071     $   15,037

Net income during the nine month period ..........   $   15,684     $   11,318

Net cash provided by operations during the nine
month period .....................................   $   25,310     $   16,179

Number of days of sales outstanding at start of
 the period ......................................          119             99

Number of days of sales outstanding at the end
 of the period ...................................          129            115

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, and stock option expenses.

The following table summarizes our statement of cash flows for the nine month period ended December 31, 2005 and 2004: (000's)

                                                       2005         2004
                                                     --------     ---------
Net Income                                             15,684        11,318
Non-cash expenses                                       4,226         3,125
Tax Benefit from Stock Options                          3,535         2,067
Change in deferred revenue                              8,639         6,439
Change in accounts receivable                          (5,501)       (8,228)
Change in other assets & liabilities                   (1,273)        1,458
                                                     --------     ---------
Net Cash Provided by Operating Activities              25,310        16,179
                                                     ========     =========
Net Income

As referenced in the above table, net income makes up the majority of our cash generated from operations for the nine month period ended December 31, 2005 and 2004. Our NextGen Division's contribution to net income has increased each year due to that Division's operating income increasing more quickly than the Company as a whole.

Non-Cash expenses

Non-cash expenses include depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, and stock option expenses. Total non-cash expenses grew by approximately $1.1 million between the nine month periods ended December 31, 2005 versus 2004. Approximately $0.4 million of the increase was related to amortization of our increased investment in software development related to our NextGen division in both periods.

Tax Benefits from Stock Options

The quantity of stock options exercised by employees grew in the nine month period ending December 31, 2005 over 2004 levels resulting in an increase of approximately $1.5 million dollars of tax benefit in the period ending December 31, 2005.

Deferred Revenue

Cash from operations benefited significantly from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue. Deferred revenue grew by approximately $8.6 million in the nine month period ending December 31, 2005 versus $6.4 million in the year ago period. A $4 million sale of licenses to a VAR that was closed and paid for in full during the quarter contributed to the increase in deferred revenue during the nine month period ended December 31, 2005.

Accounts Receivable

Accounts receivable grew by approximately $5.5 million and $8.2 million in the nine month periods ending December 31, 2005 and 2004, respectively. The increase in accounts receivable in both periods is due to the following factors:

  o NextGen division revenue grew 39.1% and 30.4% in the nine month periods ended December 31, 2005 and 2004, respectively;

  o The NextGen Division constituted a larger percentage of our receivables at December 31, 2005 compared to March 31, 2005. Turnover of accounts receivable in the NextGen division is slower than the QSI division due to the fact that the majority of the QSI division's revenue is coming from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen division sales; and

  o We experienced an increase in the volume of undelivered services billed in advance by the NextGen division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $3.4 million and $6.7 million in the nine month periods ended December 31 2005 and 2004, respectively.

The turnover of accounts  receivable measured in terms of days sales outstanding
(DSO) increased from 99 days to 115 days during the nine month period ended December 31, 2004 primarily due to the above mentioned factors. During the nine month period ended December 31, 2005, DSO's increased from 119 to 129 days primarily due to the above mentioned factors.

If amounts included in both accounts receivable and deferred revenue were netted, the Company's turnover of accounts received expressed as days sales outstanding would be 73 days as of December 31, 2005 and 72 days as of March 31, 2005. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the nine months ended December 31, 2005, we anticipate being able to continue to generate cash from operations during fiscal 2006 primarily from the net income of the Company.

Cash and cash equivalents increased by $24.1 million between March 31, 2005 and December 31, 2005 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $15.0 million during the nine months ended December 31, 2004, also primarily as a result of cash generated by operating activities.

Net cash used in investing activities for the nine months ended December 31, 2005 and 2004 was $3.9 million and $2.9 million, respectively. Net cash used in investing activities for the nine months ended December 31, 2005 and 2004 consisted of additions to equipment and improvements and capitalized software.

During the nine months ended December 31, 2005, we received proceeds of $2.7 million from the exercise of stock options and recorded a reduction in income tax liability of $3.5 million related to tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

At December 31, 2005, we had cash and cash equivalents of $75.2 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

On January 26, 2006, the Board of Directors approved a one-time cash dividend of $1.75 per share payable on its outstanding shares of common stock. The cash dividend record date is February 24, 2006 and is expected to be distributed to shareholders on or about March 16, 2006.

Management believes that its cash and cash equivalents on hand at December 31, 2005, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements in the ordinary course of business for the balance of fiscal 2006.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2005, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

--------------------------------   --------------------------------------------
                                              Less
Contractual Obligations                      than a    1-3      3-5     Beyond
                                    Total     year    years    years    5 years
--------------------------------   -------   ------   ------   ------   -------

Non-cancelable lease obligations   $ 7,846   $  425   $3,650   $3,436   $   335
                                   =======   ======   ======   ======   =======

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

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on their evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2005, our officers including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 and the rules there under.

During the quarter ended December 31, 2005, no significant changes have occurred in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. However, we are performing ongoing evaluations of our internal processes in order to find opportunities to further enhance our internal controls system.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

After the close of business on October 26, 2005, the Company learned that a lawsuit has been filed against the Company and six of its eight directors by Ahmed Hussein, a director and significant shareholder of the Company. The complaint names the Company and all individual directors except for directors Ibrahim Fawzy and Ahmed Hussein.

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

A hearing was held before the California Superior Court on February 2, 2006. A further hearing is scheduled for March 7, 2006 at which time the court has informed the parties that a ruling is expected.

The Company believes that Mr. Hussein's claims lack merit and that the results certified by the independent inspector of elections are conclusive of this matter. The Company intends to defend itself and the directors named in Mr. Hussein's complaint vigorously.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Securities Holders.
Previously reported on Form 8-K filed October 6, 2005.

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

       QUALITY SYSTEMS, INC.

Date:  February 9, 2006            By: /s/ Louis Silverman
                                      ------------------------------------------
                                   Louis Silverman
                                   Chief Executive Officer

Date:  February 9, 2006            By: /s/ Paul Holt
                                      -----------------------------------
                                   Paul Holt
                                   Chief Financial Officer; Principal Accounting
                                   Officer