Form 10-K
period 2006-03-31
QUALITY SYSTEMS INC
filed 2006-06-13
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to_____________

Commission file number: 0-13801

Quality Systems, Inc.

(Exact name of Registrant as specified in its charter)

California	95-2888568

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18191 Von Karman Avenue, Irvine, California 92603

(Address of principal executive offices, including zip code)

(949) 255-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None

(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per Share

(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐            No  ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.

Yes  ☐            No  ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒ No  ☐

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2005: $564,833,000 (based on the closing sales price of the Registrant’s Common Stock as reported in the NASDAQ National Market System on that date, $33.71 per share).* (1)

          Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	26,711,117

(Class)	(Outstanding at June 8, 2006)

          * For purposes of this Report, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s Common Stock are deemed to be affiliates for purposes of this Report.

          (1)   On January 26, 2006, the Company declared a 2-for-1 stock split with respect to its outstanding shares of common stock for shareholders of record on March 3, 2006. On January 27, 2005, the Company declared a 2-for-1 stock split with respect to its outstanding shares of common stock for shareholders of record on March 4, 2005. All share prices and share amounts set forth herein have been retroactively adjusted to reflect such stock splits.

Documents incorporated by Reference: None.

CAUTIONARY STATEMENT

Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by our representatives that are not historical in nature, or that state our or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “will be,” “will lead,” “will assist,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” or “estimate” or variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

PART I

ITEM 1.	BUSINESS

General

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of our product development plans, business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. Interested persons are urged to review the risks described under “Item 1A. Risk Factors” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our other public disclosures and filings with the Securities and Exchange Commission.

Company Overview

Quality Systems Inc., comprised of the QSI Division (QSI Division) and a wholly owned subsidiary, NextGen Healthcare Information Systems, Inc. (NextGen Division) (collectively, the Company, we, our, or us) develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (PHO’s) and management service organizations (MSO’s), ambulatory care centers, community health centers, and medical and dental schools.

The Company, a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980’s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid- 1990’s we made two acquisitions that accelerated our penetration of the medical market. These two acquisitions formed the basis for the NextGen Division. Today, we serve the medical and dental markets through our two divisions.

The two Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing, and branding. The two

Divisions share the resources of our “corporate office” which includes a variety of accounting and other administrative functions. Additionally, there are a small number of clients who are simultaneously utilizing software from each of our two Divisions.

The QSI Division, co-located with our Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize the Division’s UNIX1 based medical practice management software product.

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

In addition, both Divisions develop and market software that automates the patient record. Adoption of this software, commonly referred to as clinical software, is in its relatively early stages. Therefore, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems.

Electronic Data Interchange (EDI)/connectivity products are intended to automate a number of manual, often paper-based or telephony intensive communications between patients and/or providers and/or payors. Two of the more common EDI services are forwarding insurance claims electronically from providers to payors and assisting practices with issuing statements to patients. Most client practices utilize at least some of these services from us or one of our competitors. Other EDI/connectivity services are used more sporadically by client practices. We typically compete to displace incumbent vendors for claims and statements accounts, and attempt to increase usage of other elements in our EDI/connectivity product line. In general, EDI services are only sold to those accounts utilizing software from one of our Divisions.

The QSI Division’s practice management software suite utilizes a UNIX operating system. Its Clinical Product Suite (CPS) utilizes a Windows NT2 operating system and can be fully integrated with the practice management software from each Division. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The Division develops, markets, and manages our EDI/connectivity applications. The QSInet Application Service Provider (ASP/Internet) offering is also developed and marketed by the Division.

Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen®3 product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGenemr), Enterprise Practice Management (NextGenepm), Enterprise Appointment Scheduling (NextGeneas), Enterprise Master Patient Index (NextGenepi), NextGen Image Control System (NextGenics), Managed Care Server (NextGenmcs), Electronic Data Interchange, System Interfaces, Internet Operability (NextGenweb), a Patient-centric and Provider-centric Web Portal solution (NextMD4.com), NextGen Express, a version of NextGenemr designed for small practices and NextGen Community Health Solution (NextGenchs). NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

We continue to pursue product enhancement initiatives within each Division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

1 UNIX is a registered trademark of the AT&T Corporation.

2 Microsoft Windows, Windows NT, Windows 95, Windows 98, Windows XP, and Windows 2000 are registered trademarks of the Microsoft Corporation.

3 NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

4 NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 87.0% of our revenue for fiscal 2006 compared to 82.7% in fiscal 2005. Inclusive of divisional EDI revenue, the QSI Division accounted for 13.0% and 17.3% of revenue in fiscal 2006 and 2005, respectively. The NextGen Division’s revenue grew at 41.0% and 35.2% in fiscal 2006 and 2005, respectively, while the QSI Division’s revenue increased by 1.2% and decreased by 6.8% in fiscal 2006 and 2005, respectively.

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

In response, healthcare provider organizations have placed increasing demands on their information systems. Initially, these information systems automated financial and administrative functions. As it became necessary to manage patient flow processes, the need arose to integrate “back-office” data with such clinical information as patient test results and office visits. The Company believes information systems must facilitate management of patient information incorporating administrative, financial and clinical information from multiple entities. In addition, large healthcare organizations increasingly require information systems that can deliver high performance in environments with multiple concurrent computer users.

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

Company Strategy

The Company’s strategy is, at present, to focus on its core software business. Among the key elements central to this strategy are:

•	Continued development and enhancement of select software solutions in target markets;

•	Continued investments in our infrastructure including but not limited to product development, sales, marketing, implementation, and support;

•	Continued efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline; and

•	Addition of new customers through maintaining and expanding sales, marketing and product development activities.

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

The QSI Division’s character-based practice management system is available in both dental and medical versions and primarily uses the IBM RS60005 central processing unit and IBM’S AIX6 version of the UNIX operating system as a platform for our application software enabling a wide range of flexible and functional systems. The hardware components, as well as the requisite operating system licenses, are purchased from manufacturers or distributors of those components. We configure and test the hardware components and incorporate our software and other third party packages into completed systems tailored to accommodate particular client requirements. We continually evaluate third party hardware components with a view toward utilizing hardware that is functional, reliable and cost-effective.

NextGenepm is the NextGen division’s practice management offering. NextGenepm has been developed using a graphical user interface (GUI) client-server platform for compatibility with Windows 2000, Windows NT and Windows XP operating systems and relational databases that are ANSI SQL-compliant. NextGenepm is scalable and includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The system’s multi-tiered architecture allows work to be performed on the database server, the application server and the client workstation.

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

           Clinical Systems. Our dental charting software system, the Clinical Product Suite (CPS), is a comprehensive solution designed specifically for the dental group practice environment. CPS integrates the dental practice management product with a computer-based clinical information system that incorporates a wide range of clinical tools, including:

•	Electronic charting of dental procedures, treatment plans and existing conditions;

•	Periodontal charting via light-pen, voice-activation, or keyboard entry for full periodontal examinations and PSR scoring;

•	Digital imaging of X-ray and intra-oral camera images;

•	Computer-based patient education modules, viewable chair-side to enhance case presentation;

•	Full access to patient information, treatment plans, and insurance plans via a fully integrated interface with our dental practice management product; and

•	Document and image scanning for digital storage and linkage to the electronic patient record.

The result is a comprehensive clinical information management system that helps practices save time, reduce costs, improve case presentation, and enhance the delivery of dental services and quality of care. Clinical information is

5 RS6000 is a registered trademark of International Business Machines Corporation.

6 AIX is a registered trademark of International Business Machines Corporation.

managed and maintained electronically thus forming an electronic patient record that allows for the implementation of the “chartless” office.

CPS incorporates Windows-based client-server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize(s) a Windows NT or Windows 2000 or Windows XP operating system and the hardware is typically a Pentium7-based single or multi-processor platform. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations. A typical configuration may also include redundant disk storage, magnetic tape units, intra- and extra-oral cameras, digital X-ray components, digital scanners, conventional and flat screen displays, and printers. The hardware components, including the requisite operating system licenses, are purchased from third party manufacturers or distributors either directly by the customer or by us for resale to the customer.

NextGen provides clinical software applications that are complementary to, and are integrated with, our medical practice management offerings and interface with many of the other leading practice management software systems on the market. The applications incorporated into our practice management solutions and others such as scheduling, eligibility, billing and claims processing are augmented by clinical information captured by NextGenemr, including services rendered and diagnoses used for billing purposes. We believe that we currently provide a comprehensive information management solution for the medical marketplace.

NextGenemr was developed with client-server architecture and a GUI and utilizes Microsoft Windows 2000, Windows NT or Windows XP on each workstation and either Windows 2000, Windows NT, Windows XP or UNIX on the database server. NextGenemr maintains data using industry standard relational database engines such as Microsoft SQL Server8 or Oracle9. The system is scalable from one to hundreds of workstations.

NextGenemr stores and maintains clinical data including:

•	Data captured using user-customized input “templates”;

•	Scanned or electronically acquired images, including X-rays and photographs;

•	Data electronically acquired through interfaces with clinical instruments or external systems;

•	Other records, documents or notes, including electronically captured handwriting and annotations; and

•	Digital voice recordings.

NextGenemr also offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders, and powerful reporting and data analysis tools. NextGen Express, is a version of NextGenemr designed for small practices.

In May 2006, the NextGen Division announced the launch of a new community network technology product named NextGen® Community Health Solution (NextGen CHS). The NextGen CHS facilitates cross-enterprise data sharing, enabling individual medical practices in a given community to selectively share critical data such as demographics, referrals, medications lists, allergies, diagnoses, lab results, histories and more. This is accomplished through a secure, community-wide data repository that links health care providers, whether they have the NextGen® Electronic Medical Record (NextGen® EMR) system, another compatible EMR system, or no EMR, together with hospitals, payors, labs and other entities. The product is designed to facilitate a Regional Health Information Organization, or “RHIO.” The result is that for every health care encounter in the community, a patient-centric and complete record is accessible for the provider. The availability, currency and completeness of information plus the elimination of duplicate data entry can lead to significantly improved patient safety, enhanced decision making capabilities, time efficiencies and cost savings.

In fiscal year 2006, we introduced a new service named Practice Solutions. This service provides billing services to single and group practice practitioners.

7 Pentium is a registered trademark of Intel Corporation.

8 Microsoft and SQL Server is a registered trademark of Microsoft Corporation.

9 Oracle is a registered trademark of Oracle Corporation.

           Connectivity Services. The Company makes available electronic data interchange (“EDI”) capabilities and connectivity services to our customers. The EDI/connectivity capabilities encompass direct interfaces between our products and external third party systems, as well as transaction-based services. Services include:

•	Electronic claims submission through our relationships with a number of payors and national claims clearinghouses;

•	Electronic patient statement processing, appointment reminder cards and calls, recall cards, patient letters, and other correspondence;

•	Electronic insurance eligibility verification; and

•	Electronic posting of remittances from insurance carriers into the accounts receivable application.

                   Internet Applications. Our NextGen Division maintains an Internet-based consumer health portal, NextMD.com. NextMD.com is a vertical portal for the healthcare industry, linking patients with their physicians, insurers, laboratories, and online pharmacies, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal are able to request appointments, send appointment changes or cancellations, receive test results on-line, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, on-line environment. Our NextGen suite of information systems are or can be linked to NextMD.com, integrating a number of these features with physicians’ existing systems.

Our QSI Division also provides a web-based application called QSINet which allows clients to access information from their practice management system via the Internet. This application also enables providers to offer their patients convenient services such as on-line appointment scheduling and electronic bill payment through the client’s website, and posts this data directly to the client’s existing practice management system.

Sales and Marketing

We sell and market our products nationwide primarily through a direct sales force. The efforts of the direct sales force are augmented by a small number of reseller relationships established by us. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2006 and 2005.

Our direct sales force typically makes presentations to potential clients by demonstrating the system and our capabilities on the prospective client’s premises. Sales efforts aimed at smaller practices are primarily performed remotely via telephone or internet based presentations. Our sales and marketing employees identify prospective clients through a variety of means, including referrals from existing clients, industry consultants, contacts at professional society meetings, trade shows and seminars, trade journal advertising, direct mail advertising, and telemarketing.

Our sales cycle can vary significantly and typically ranges from six to twenty four months from initial contact to contract execution. Software licenses are normally delivered to a customer almost immediately upon receipt of an order. Implementation and training services are normally rendered based on a mutually agreed upon timetable. As part of the fees paid by our clients, we receive up-front licensing fees. Clients have the option to purchase maintenance services which, if purchased, are invoiced on a monthly or quarterly basis.

Several clients have purchased our practice management software and, in turn, are providing either time-share or billing services to single and group practice practitioners. Under the time-share or billing service agreements, the client provides the use of our software for a fee to one or more practitioners. Although we typically do not receive a fee directly from the distributor’s customers, implementation of such arrangements has, from time to time, resulted in the purchase of additional software capacity by the distributor, as well as new software purchases made by the distributor’s customers should such customers decide to perform the practice management functions in-house.

We continue to concentrate our direct sales and marketing efforts on medical and dental practices, networks of such practices including MSO’s and PHO’s, professional schools, community health centers and other ambulatory care settings.

MSO’s, PHO’s and similar networks to which we have sold systems provide use of our software to those group and single physician practices associated with the organization or hospital on either a service basis or by directing us to contract with those practices for the sale of stand-alone systems.

We have also entered into marketing assistance agreements with certain of our clients pursuant to which the clients allow us to demonstrate to potential clients the use of systems on the existing clients’ premises.

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

We have numerous clients and do not believe that the loss of any single client would have a material adverse effect on us. No client accounted for ten percent or more of net revenue during the fiscal years ended March 31, 2006, 2005, or 2004.

Customer Service and Support

We believe our success is attributable in part to our customer service and support departments. We offer support to our clients seven days a week, 24 hours a day.

Our client support staff is comprised of specialists who are knowledgeable in the areas of software and hardware as well as in the day-to-day operations of a practice. System support activities range from correcting minor procedural problems in the client’s system to performing complex database reconstructions or software updates.

We utilize automated online support systems which assist clients in resolving minor problems and facilitate automated electronic retrieval of problems and symptoms following a client’s call to the automated support system. Additionally, our online support systems maintain call records, available at both the client’s facility and our offices.

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

Training may include a combination of computer assisted instruction (CAI) for certain of our products, remote training techniques and training classes conducted at the client’s or our office(s). CAI consists of workbooks, computer interaction and self-paced instruction. CAI is also offered to clients, for an additional charge, after the initial training program is completed for the purpose of training new and additional employees. Remote training allows a trainer at our offices to train one or more people at a client site via telephone and computer connection, thus allowing an interactive and client-specific mode of training without the expense and time required for travel. In addition, our on-line “help” and other documentation features facilitate client training as well as ongoing support.

During fiscal year 2006, we introduced NextGen E-learning, an on-line learning subscription service which allows end users to train on the software on the internet. E-learning allows end users to self manage their own learning with their personal learning path. The service allows users to track the status of courses taken.

Also in fiscal year 2006, we opened a NextGen training facility adjacent to our corporate offices in Irvine, California and initiated expansion of training facilities in Horsham, Pennsylvania and Atlanta, Georgia.

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

Production Enhancement and Development

The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance, and improve our systems. During fiscal years 2006, 2005, and 2004, we expended approximately $11.4 million, $9.6 million, and $8.7 million, respectively, on research and development activities, including capitalized software amounts of $3.3 million, $2.7 million, and $2.6 million, respectively. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.

Employees

As of June 1, 2006, we employed 538 persons, of which 529 were full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.

ITEM 1A.	RISK FACTORS

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

We face significant, evolving competition. The markets for healthcare information systems are intensely competitive and we face significant competition from a number of different sources. Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than we do. There has been significant merger and acquisition activity among a number of our competitors in recent months. Transaction induced pressures, or other related factors may result in price erosion or other negative market dynamics that could have a material adverse effect on our business, results of operations, financial condition and price of our stock.

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

Our quarterly operating results have historically fluctuated and may do so in the future. Our revenue may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation:

•	the size and timing of orders from clients;

•	the specific mix of software, hardware, and services in client orders;

•	the length of sales cycles and installation processes;

•	the ability of our clients to obtain financing for the purchase of our products;

•	changes in pricing policies or price reductions by us or our competitors;

•	the timing of new product announcements and product introductions by us or our competitors;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

•	the availability and cost of system components;

•	the financial stability of clients;

•	market acceptance of new products, applications and product enhancements;

•	our ability to develop, introduce and market new products, applications and product enhancements;

•	our success in expanding our sales and marketing programs;

•	deferrals of client orders in anticipation of new products, applications, product enhancements, or public/private sector initiatives;

•	execution of or changes to our strategy;

•	personnel changes; and

•	general market/economic factors.

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

Our sales are dependent upon clients’ initial decisions to replace or substantially modify their existing information systems, and subsequently a decision as to which products and services to purchase. These are major decisions for healthcare providers, and accordingly, the sales cycle for our systems can vary significantly and typically ranges from six to twenty four months from initial contact to contract execution/shipment.

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

We currently recognize revenue pursuant to Statement of Position (SOP) 97-2, as modified by SOP 98-9 and Staff Accounting Bulletin (SAB) 104. SAB 104 summarizes the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements.

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

The price of our shares and the trading volume of our shares have been volatile historically and may continue to be volatile. Volatility may be caused by a number of factors including but not limited to:

•	actual or anticipated quarterly variations in operating results;

•	rumors about our performance, software solutions, or merger and acquisition activity;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	governmental regulatory action;

•	health care reform measures;

•	client relationship developments;

•	purchases or sales of company stock;

•	changes occurring in the markets in general; and

•	other factors, many of which are beyond our control.

Furthermore, the stock market in general, and the market for software, healthcare and high technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance.

Two of our directors are significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. Two of our directors and principal shareholders beneficially owned an aggregate of approximately 38% of the outstanding shares of our common stock at March 31, 2006. The Company’s Bylaws permit its shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of Company shares the opportunity to assure themselves one or more seats on the Company’s Board. The amounts required to assure a Board position can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes”, and the number of shares held by the shareholder exercising cumulative voting rights. In the event that cumulative voting is invoked, it is likely that the two of our directors holding an aggregate of approximately 38% of the outstanding shares of our common stock at March 31, 2006 will each have sufficient votes to assure themselves of one or more seats on our Board. With or without cumulative voting, these shareholders will have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. In addition, such influence by one or both of these affiliates could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

We face risks related to litigation advanced by a director and shareholder of the Company. In October 2005, a lawsuit was filed against us and six of our eight directors (those elected by the shareholders, but not nominated by Mr. Ahmed Hussein) by one of our directors, Mr. Ahmed Hussein. The complaint alleges that in connection with our 2005 Annual Shareholders’ Meeting, the certified results from the independent inspector of election included certain proxies that should not have been included in the final vote tabulation. The independent inspector of election certified the election of the eight directors presently serving on the Board after hearing Mr. Hussein’s claim concerning this matter. On March 24, 2006 the California Superior Court issued a ruling in favor of the Company, upholding the validity of the previously announced election results and finding that Mr. Hussein was not entitled to equitable relief. Mr. Hussein has filed a notice of appeal with respect to the Court’s decision. As a result of such litigation, the Company’s operating results and share price may be negatively impacted due to the negative publicity, additional expenses incurred, management distraction, and/or other factors. In addition, litigation of this nature may negatively impact our ability to attract and retain qualified board members. It is also possible that Mr. Hussein will launch further proxy contests or legal action in opposition to the Company’s board nominees at one or more future shareholder meetings with potential negative effects similar to those discussed above.

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

We face the possibility of subscription pricing. We currently derive substantially all of our revenue from traditional software license, maintenance and service fees, as well as the resale of computer hardware. Today, customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. If the marketplace increasingly demands subscription pricing, we may be forced to adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to a significantly greater degree of subscription pricing could materially adversely impact our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially. There can be no assurance that the marketplace will not increasingly embrace subscription pricing.

The industry in which we operate is subject to significant technological change. The software market generally is characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. New product development depends upon significant research and development expenditures which depend ultimately upon sales growth. Any material shortfall in revenue or research funding could impair our ability to respond to technological advances or opportunities in the marketplace and to remain competitive. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition may be materially adversely affected.

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

We face the possibility of claims based upon our Web site. We could be subject to third party claims based on the nature and content of information supplied on our Web site by us or third parties, including content providers or users. We could also be subject to liability for content that may be accessible through our Web site or third party Web sites linked from our Web site or through content and information that may be posted by users in chat rooms, bulletin boards or on Web sites created by professionals using our applications. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations.

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

•

potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial conditions;

•	use of cash as acquisition currency may adversely impact interest or investment income, thereby potentially negatively affecting our earnings and /or earnings per share;

•	difficulty in effectively integrating any acquired technologies or software products into our current products and technologies;

•	difficulty in predicting and responding to issues related to product transition such as development, distribution and customer support;

•	the possible adverse impact of such acquisitions on existing relationships with third party partners and suppliers of technologies and services;

•

the possibility that staff or customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including maintenance or support agreements;

•

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

•	difficulty in integrating acquired operations due to geographical distance, and language and cultural differences; and

•	the possibility that acquired assets become impaired, requiring the Company to take a charge to earnings which could be significant.

A failure to successfully integrate acquired businesses or technology for any of these reasons could have a material adverse effect on the Company’s results of operations.

We face the risks and uncertainties that are associated with litigation against us. We face the risks associated with litigation concerning the operation of our business. The uncertainty associated with substantial unresolved litigation may have an adverse impact on our business. In particular, such litigation could impair our relationships with existing customers and our ability to obtain new customers. Defending such litigation may result in a diversion of management’s time and attention away from business operations, which could have a material adverse effect on our business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

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

The success of our strategy to offer our EDI services and Internet solutions depends on the confidence of our customers in our ability to securely transmit confidential information. Our EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our customers’ operations. In addition, our EDI and Internet solutions may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions.

Any failure to provide secure infrastructure and/or electronic communication services could result in a lack of trust by our customers causing them to seek out other vendors, and/or, damage our reputation in the market making it difficult to obtain new customers.

We are subject to the development and maintenance of the Internet infrastructure which is not within our control. We deliver Internet-based services and, accordingly, we are dependent on the maintenance of the Internet by third parties. The Internet infrastructure may be unable to support the demands placed on it and our performance may decrease if the Internet continues to experience it’s historic trend of expanding usage. As a result of damage to portions of its infrastructure, the Internet has experienced a variety of performance problems which may continue into the foreseeable future. Such Internet related problems may diminish Internet usage and availability of the Internet to us for transmittal of our Internet-based services. In addition, difficulties, outages, and delays by Internet service providers, online service providers and other web site operators may obstruct or diminish access to our Web site by our customers resulting in a loss of potential or existing users of our services.

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

Certain healthcare professionals who use our Internet-based products will directly enter health information about their patients including information that constitutes a record under applicable law that we may store on our computer systems. Numerous federal and state laws and regulations, the common law, and contractual obligations, govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

•	state and federal privacy and confidentiality laws;

•	our contracts with customers and partners;

•	state laws regulating healthcare professionals;

•	Medicaid laws;

•	the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related rules proposed by the Health Care Financing Administration; and

•	Health Care Financing Administration standards for Internet transmission of health data.

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

The HIPAA regulations, as adopted by the Department of Health and Human Services, established, among other things:

•	a national standard for electronic transactions and code sets to be used in those transactions involving certain common health care transactions;

•	privacy regulations to protect the privacy of plan participants and patients’ medical records; and

•

security regulations designed to establish security controls and measures to protect the privacy and confidentiality of personal identifiable health information when it is electronically stored, maintained or transmitted (even if only internally transmitted within a medical practice).

As these regulations mature and become better defined, we anticipate that these regulations will continue to directly affect certain of our products and services, but we cannot fully predict the impact at this time. We have taken steps to modify our products, services and internal practices as necessary to facilitate our and our client’s compliance with the final regulations, but there can be no assurance that we will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management’s attention and divert other Company resources, and any noncompliance by us could result in civil and criminal penalties.

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

Our per share price may be adversely effected if material weaknesses in our internal controls are identified by ourselves or our independent auditors. Any material weaknesses identified in our internal controls as part of the ongoing evaluation being undertaken by us and our independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the price at which our stock trades.

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

Our earnings will be affected beginning fiscal year 2007 when we begin recognizing employee stock option expense, pursuant to recently issued accounting standards. Stock options have from time to time been an important component of the compensation packages for many of our mid- and senior-level employees. We currently do not deduct the expense of employee stock option grants from our income. However, beginning with the quarter ending June 30, 2006 and beyond, we will begin recognizing employee stock option expense for remaining unvested stock options and any future stock option grants, resulting in additional pre-tax compensation expense. Option expensing will have a negative impact upon our earnings per share and may have a negative impact on the price of our stock.

Continuing worldwide political and economic uncertainties may adversely impact our revenue and profitability. The last several years have been periodically marked by concerns including but not limited to inflation, decreased consumer confidence, the lingering effects of international conflicts, energy costs and terrorist and military activities. These conditions can make it extremely difficult for our customers, our vendors and ourselves to accurately forecast and plan future business activities, and they could cause constrained spending on our products and services, and/or delay and lengthen sales cycles.

Our future policy concerning the payment of dividends is uncertain. While we paid special cash dividends in March 2005 and 2006, we have not historically paid dividends, cash or otherwise, and there can be no assurance that we will pay another dividend in the future. Unfulfilled expectations to the contrary could have a material negative impact upon the price of our stock.

Our future policy concerning stock splits is uncertain. While we effected a 2:1 split of our stock in March 2005 and a second 2:1 stock split in March 2006, there can be no assurance that another stock split will occur in the future. Unfulfilled expectations to the contrary could have a material negative impact upon the price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal administrative, accounting and QSI Division operations are located in Irvine, California, under a lease that commenced in May 2005, and expires in May 2008. We lease approximately 12,000 square feet of space at this location. In September 2005, we executed a lease for approximately 3,300 square feet of space in a building adjacent to our corporate office in Irvine to house additional corporate staff and NextGen training operations. This lease expires in January 2011. We lease approximately 69,000 square feet of space for the principal office of our NextGen Division in Horsham, Pennsylvania. This lease expires in July 2011. In September 2005, we executed a new lease for approximately 24,000 square feet of space for the NextGen Division in Atlanta, Georgia. This lease expires in October 2011. In addition, we lease approximately 6,000 square feet of space in Santa Ana, California, to house our assembly and warehouse operations of the QSI Division. We also have an aggregate of approximately 3,000 square feet of space in Massachusetts, Minnesota, Utah, Wisconsin, and Washington to house additional sales, training, development and service operations. These leases, excluding options, have expiration dates ranging from month-to-month to October 2011. Should we continue to grow, we will be required to lease additional space. We believe that suitable additional or substitute space is available, if needed, at commercially reasonable rates.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these matters, has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

Executive Officers of the Company

Our executive officers as of June 1, 2006 were as follows:

Name	Age	Position

Louis E. Silverman	47	President, Chief Executive Officer

Patrick B. Cline	45	President, NextGen Healthcare Information Systems Division

Greg Flynn	48	Executive Vice President and General Manger of QSI Division

Paul A. Holt	40	Secretary, Chief Financial Officer

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

Patrick B. Cline currently serves as President of our NextGen Healthcare Information Systems Division. He served as our interim Chief Executive Officer for the April - July 2000 period. Mr. Cline was a co-founder of Clinitec and has served as its President since its inception in January 1994 and throughout its transition to NextGen Healthcare Information Systems. Prior to co-founding Clinitec, Mr. Cline served, from July 1987 to January 1994, as Vice President of Sales and Marketing with Script Systems, a subsidiary of InfoMed, a healthcare information systems company. From January 1994 to May 1994, after the founding of Clinitec, Mr. Cline continued to serve, on a part time basis, as Script Systems’ Vice President of Sales and Marketing. Mr. Cline has held senior positions in the healthcare information systems industry since 1981.

Greg Flynn has served as the QSI Division’s General Manager since April 2000 and as Executive Vice President since August 1998 after serving as Vice President of Sales and Marketing from January 1996 to August 1998. Between June 1992 and January 1996, Mr. Flynn served as Vice President Administration. In these capacities, Mr. Flynn has been responsible for numerous functions related to our ongoing management and sales. Previously, Mr. Flynn served as our Vice President, Corporate Communications. Mr. Flynn joined us in January 1982. He holds a B.A. degree in English from the University of California, Santa Barbara.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ National Market under the symbol “QSII”. The following table sets forth for the quarters indicated the high and low sales prices as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High	Low

June 30, 2004	$12.875	$9.875

September 30, 2004	13.875	10.385

December 31, 2004	16.245	12.025

March 31, 2005	24.450	13.950

June 30, 2005	30.750	20.420

September 30, 2005	35.850	23.305

December 31, 2005	44.615	31.045

March 31, 2006	$45.970	$31.810

At June 1, 2006, there were approximately 102 holders of record of our Common Stock. We estimate the number of beneficial holders of our Common Stock to be in excess of 11,000.

In January 2006, the Company announced that its Board of Directors had declared a 2-for-1 stock split with respect to our outstanding shares of common stock for shareholders of record on March 3, 2006. The stock began trading post split on March 27, 2006. In January 2005, the Board of Directors declared a 2-for-1 stock split with respect to our outstanding shares of common stock for shareholders of record on March 4, 2005. The stock began trading post split on March 28, 2005. The dividend per share amount has been adjusted to reflect the stock splits. All share prices in the above table have been retroactively adjusted to reflect such stock split.

In March 2006, we paid a dividend on shares of our Common Stock equal to $0.875 per share. The record date for the dividend was February 24, 2006. In March 2005, we paid a dividend on shares of our Common Stock equal to $0.75 per share. The record date for the dividend was February 24, 2005. These dividend per share amounts have been adjusted to reflect the stock splits noted above. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

We did not make any unregistered sales of our common stock during the fourth quarter of 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended March 31 and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited financial statements. The following information should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. All share prices in the table below have been retroactively adjusted to reflect the fiscal year 2006 and 2005 stock splits.

Consolidated Financial Data

(In Thousands, Except Per Share Data)	Year ended March 31,

	2006	2005	2004	2003	2002
Statements of Income Data:
Revenue	$119,287	$88,961	$70,934	$54,769	$44,422
Cost of revenue	39,828	32,669	28,673	23,755	19,253

Gross profit	79,459	56,292	42,261	31,014	25,169
Selling, general and administrative expenses	35,554	24,776	19,482	15,293	13,068
Research and development costs	8,087	6,903	6,139	5,062	4,243

Income from operations	35,818	24,613	16,640	10,659	7,858
Interest income	2,108	876	386	434	643

Income before provision for income taxes	37,926	25,489	17,026	11,093	8,501
Provision for income taxes	14,604	9,380	6,626	4,058	3,233

Net income	$23,322	$16,109	$10,400	$7,035	$5,268

Basic net income per share	$0.88	$0.63	$0.42	$0.29	$0.22
Diluted net income per share	$0.85	$0.61	$0.40	$0.28	$0.21
Basic weighted average shares outstanding	26,413	25,744	24,872	24,508	24,100
Diluted weighted average shares outstanding	27,356	26,406	25,932	25,556	24,960

Balance Sheet Data (at end of period):
Cash and cash equivalents	$57,255	$51,157	$51,395	$36,443	$25,698
Working capital	61,724	55,111	53,415	38,717	30,799
Total assets	122,247	99,442	86,678	67,602	52,143
Total liabilities	49,838	36,711	25,673	20,069	12,093
Total shareholders’ equity	$72,409	$62,731	$61,005	$47,533	$40,050

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of our product development plans, business strategies and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals, and interested persons are urged to review the risks described in “Item 1A. Risk Factors” as set forth above, as well as in our other public disclosures and filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to revenue recognition, uncollectible accounts receivable, and intangible assets, for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe revenue recognition, the allowance for doubtful accounts, capitalized software costs and tax credits are among the most critical accounting policies that impact our consolidated financial statements. We believe that significant accounting policies, as described in Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Policies”, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition. We currently recognize revenue pursuant to SOP 97-2, as amended by SOP 98-9. We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers (VARs). We also generate revenue from sales of hardware and third party software, and implementation, training, software customization, EDI, post-contract support (“maintenance”) and other services performed for customers who license our products.

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

When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements’ fair value relative to the total contract fair value.

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

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

Pursuant to SOP 81-1, the Company uses the percentage of completion method provided all of the following conditions exist:

•

the contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement;

•	the customer can be expected to satisfy its obligations under the contract;

•	the Company can be expected to perform its contractual obligations; and

•	reliable estimates of progress towards completion can be made.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We perform credit evaluations of our customers and maintain reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management’s estimate of the probability of collection for certain troubled accounts. General reserves are established based on our historical experience of bad debt expense and the aging of our accounts receivable balances net of deferred revenue and specifically reserved accounts. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established with the completion of a working model of the enhancement or product, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Such capitalized costs are amortized on a straight line basis over the estimated economic life of the related product, which is generally three years. We perform an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Research and Development Tax Credits. During the year ended March 31, 2005, the state of California completed an audit of the Company’s tax returns and did not materially change credits related to research and development. Based on the results of that audit as well the expiration of the statute of limitations on certain amended returns, the provision for income taxes for the year ended March 31, 2005 was reduced by the $0.5 million in tax credits which had not been recognized as of March 31 2004.

During the year ended March 31, 2006, the Company recognized approximately $0.8 million in credits related to research and development.

Management’s treatment of research and development tax credits represented a significant estimate which affected the effective income tax rate for the Company in the years ending March 31, 2006 and 2005. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax codes. While the Company has received all of federal refunds claimed, none of the credits have been audited by the Internal Revenue Service.

Qualified Production Activities Deduction

During the year ended March 31, 2006, the Company recognized approximately $0.8 million in deductions related to the qualified production activities deduction (QPAD) under Internal Revenue Code (IRS). The QPAD calculation was determined using interim guidance provided by proposed IRS Regulations and Notices.

Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for the Company in the current year. The deduction taken by the Company involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under the Code and Regulations.

Overview of Company results

•

We have experienced significant growth in our total revenue as a result of revenue growth in our NextGen Division. Our total Company revenue grew 34.1% on a consolidated basis during the twelve months ended March 31, 2006 versus 2005 and 25.4% in the twelve months ended March 31, 2005 versus 2004.

•

Consolidated income from operations grew 45.5% in the twelve months ended March 31, 2006 versus 2005 and 47.9% in the twelve months ended March 31, 2005 versus 2004. This performance was driven by the results in our NextGen Division.

•

We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates of technology in the healthcare arena.

NextGen Division

•

Our NextGen Division has experienced significant growth in revenue and operating income. Divisional revenue grew 41.0% in the twelve months ended March 31, 2006 versus 2005 and 35.2% in the twelve months ended March 31, 2005 versus 2004 while divisional operating income (excluding unallocated corporate expenses) grew 55.4% in the twelve months end March 31, 2006 and 64.1% in the twelve months ended March 31, 2005.

•

During the twelve months ended March 31, 2006, we added staffing resources to departments including sales, marketing, support, implementation, software development, and administration and intend to continue to do so, as business conditions and the hiring environment allows, in fiscal year 2007.

•

During the twelve months ended March 31, 2006, we executed our first significant sale to Siemens Medical Solutions totaling $4.0 million. We recognized $2.5 million related to this sale during the quarter ended March 31, 2006. The remaining balance will be recognized in future periods.

•

Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

•

Our QSI Division experienced a revenue increase of 1.2% in the twelve months ended March 31, 2006 versus 2005 and a decline of 6.8% in the twelve months ended March 31, 2005 versus 2004. The Division experienced a 13.3% decrease in operating income (excluding unallocated corporate expenses) in the twelve months ended March 31, 2006 and 14.7% decrease in the twelve months ended March 31, 2005.

•	Our goals for the QSI Division include maximizing revenue and profit performance given the constraints present in this Division’s target market.

The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our Consolidated Statements of Operations.

	Year Ended March 31,
	2006	2005	2004

Revenue:
System sales	55.5%	54.5%	55.7%
Maintenance and other services	33.4	36.8	32.6
Electronic Data Interchange services	11.1	8.7	11.7

Total revenue	100.0	100.0	100.0
Cost of revenue:
System sales	13.6	15.5	18.8
Maintenance and other services	12.6	17.2	14.5
Electronic Data Interchange services	7.2	4.0	7.1

Cost of revenue	33.4	36.7	40.4

Gross profit	66.6	63.3	59.6
Selling, general and administrative expenses	29.8	27.9	27.4
Research and development costs	6.8	7.8	8.7

Income from operations	30.0	27.7	23.5
Interest income	1.8	1.0	0.5

Income before provision for income taxes	31.8	28.7	24.0
Provision for income taxes	12.2	10.5	9.3

Net income	19.6%	18.1%	14.7%

Comparison of the Years Ended March 31, 2006 and March 31, 2005

For the year ended March 31, 2006, our net income was $23.3 million or $0.88 per share on a basic and $0.85 per share on a fully diluted basis. In comparison, we earned $16.1 million or $0.63 per share on a basic and $0.61 on a fully diluted basis in the year ended March 31, 2005. The increase in net income for the year ended March 31, 2006, was achieved primarily through the following:

•	a 34.1% increase in consolidated revenue;

•	a 41.0% increase in NextGen Division revenue which accounted for 87.0% of consolidated revenue; and

•	an increase in our consolidated gross profit margin from 63.3% to 66.6%.

Revenue. Revenue for the year ended March 31, 2006 increased 34.1% to $119.3 million from $89.0 million for the year ended March 31, 2005. NextGen Division revenue increased 41.0% from $73.6 million to approximately $103.7 million in the period, while QSI Division revenue increased slightly by 1.2% during the period from $15.4 million to $15.5 million.

We divide revenue into three categories; “System sales”, “Maintenance and other services” and “Electronic data interchange (EDI) services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems.

System Sales. Company-wide sales of systems for the twelve months ended March 31, 2006 increased 36.5% to $66.2 million from $48.5 million in the prior year.

Our increase in revenue from sales of systems was principally the result of a 37.0% increase in category revenue at our NextGen Division whose sales in this category grew from $46.6 million during the year ended March 31, 2005 to $63.8 million during the year ended March 31, 2006. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as an increase in the delivery of related implementation services offset by a decline in the sale of related hardware, third party software and supplies.

Systems sales revenue in the QSI Division increased to approximately $2.4 million in the year ended March 31, 2006 from $1.9 million in the year ended March 31, 2005.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

(in thousands)	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Twelve months ended March 31, 2006
QSI Division	$984	$1,013	$411	$2,408
NextGen Division	48,847	4,094	10,882	63,823

Consolidated	$49,831	$5,107	$11,293	$66,231

Twelve months ended March 31, 2005
QSI Division	$889	$743	$306	$1,938
NextGen Division	33,230	4,810	8,550	46,590

Consolidated	$34,119	$5,553	$8,856	$48,528

NextGen Division software revenue increased 47.0% between the twelve months ended March 31, 2005 and the twelve months ended March 31, 2006. The Division’s software revenue accounted for 76.5% of divisional system sales revenue during the twelve months ended March 31, 2006, an increase from 71.3% in the prior year period.

Software revenue from VARs totaled approximately $7.0 million during the year ended March 31, 2006 compared to $2.7 million in the year ago period. The increase in VAR revenue was impacted in part by revenue from sales to Siemens Medical Solutions.

The increase in software’s share of systems sales was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division and management was pleased with the Division’s performance in this area.

During the twelve months ended March 31, 2006, 6.4% of NextGen’s system sales revenue was represented by hardware and third party software compared to 10.3% in the same prior year period. We have noted that the last several quarters’ and years’ results have generally included a relatively lower amount of hardware and third party software compared to prior year periods. However, this decrease is not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each year depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 27.3% in the twelve months ended March 31, 2006 compared to the twelve months ended March 31, 2005. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. Implementation and training revenue at the NextGen Division slightly decreased its share of divisional system sales revenue to 17.0% in the twelve months ended March 31, 2006 from 18.3% in the twelve months ended March 31, 2005. The amount of implementation and training services revenue and the corresponding rate of growth compared to a prior period in any given year is dependent on several factors including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the twelve months ended March 31, 2006 versus March 31, 2005 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

The NextGen Division’s growth has come in part from investments in sales and marketing activities, including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenemr and NextGenepm software products in fiscal years 2006 and 2005, as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

For the QSI Division, total system sales increased by approximately $0.5 million in the twelve months ended March 31, 2006 compared to the twelve months ended March 31, 2005 due primarily to increases in all three categories. We do not presently foresee any material changes in the business environment for the Division with respect to the constrained environment that has been in place for the past several years.

EDI, Maintenance and Other. Company-wide revenue from maintenance, EDI, and other services grew 31.2% to $53.1 million from $40.4 million. The increase in this category resulted principally from an increase in maintenance, EDI and Other revenue generated from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the year ended March 31, 2006 grew 35.3% to $24.2 million from $17.9 million in the year ago period, while EDI revenue grew 53.0% to $8.6 million compared to $5.6 million in the year ago period. Other revenue for the NextGen Division, which consists primarily of third party license renewals and time and materials billings grew 103.6% to $7.2 million compared to $3.5 million a year ago. QSI Division maintenance revenue declined 4.7% from $7.3 million to $6.9 million in the same period while divisional EDI revenue declined by approximately 4.2% from $4.9 million to $4.7 million. Other revenue for the QSI Division grew 19.7% to $1.5 million compared to $1.3 million a year ago.

The following table details revenue by category for the twelve month periods ended March 31, 2006 and 2005:

(in thousands)	Maintenance	EDI	Other	Total

Twelve months ended March 31, 2006
QSI Division	$6,939	$4,673	$1,524	$13,136
NextGen Division	24,185	8,583	7,152	39,920

Consolidated	$31,124	$13,256	$8,676	$53,056

Twelve months ended March 31, 2005
QSI Division	$7,279	$4,877	$1,273	$13,429
NextGen Division	17,881	5,611	3,512	27,004

Consolidated	$25,160	$10,488	$4,785	$40,433

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the period ended March 31, 2006 and 2005 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each Division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

March 31, 2005	558	394	296	218	854	612
Billing sites added	292	260	6	19	298	279
Billing sites removed	(19)	(87)	(27)	(48)	(46)	(135)

March 31, 2006	831	567	275	189	1,106	756

Cost of revenue. Cost of revenue for the year ended March 31, 2006 increased 21.9% to $39.8 million from $32.7 million for the year ended March 31, 2005, while the cost of revenue as a percentage of net revenue declined to 33.4% from 36.7% during the same period. Our consolidated gross profit is impacted by the level of hardware content included in system sales, the percentage of EDI revenue in our overall sales mix, and certain headcount expenses directly related to the cost of delivering our products and services. Consolidated gross profit is also impacted by the higher margin revenues of the NextGen Division which increased its share of total company revenue to 87.0% from 82.7% in the prior year.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the twelve month periods ended March 31, 2006 and 2005:

(in thousands, except percentages)	Year Ended March 31,

	2006	%	2005	%
Consolidated
Revenue	$119,287	100.0%	$88,961	100.0%
Cost of revenue	39,828	33.4	32,669	36.7

Gross profit	79,459	66.6	56,292	63.3

NextGen Division
Revenue	103,743	100.0	73,594	100.0
Cost of revenue	32,063	30.9	25,004	34.0

Gross profit	71,680	69.1	48,590	66.0

QSI Division
Revenue	15,544	100.0	15,367	100.0
Cost of revenue	7,765	50.0	7,665	49.9

Gross profit	$7,779	50.0%	$7,702	50.1%

Gross profit margins at the NextGen Division for the year ended March 31, 2006 increased to 69.1% from 66.0% primarily due to a decrease in the proportionate level of hardware and third party software content included in revenue as well as a slight decrease in the relative level of applicable headcount expense associated with delivering our products and services. The QSI Division’s gross profit margin remained consistent at approximately 50.0% in the years ended March 31, 2005 and 2006. For the QSI Division higher hardware and third party software costs offset a decrease in the relative level of applicable headcount expense associated with delivering our products and services.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two divisions:

	Hardware, Third Party Software	Payroll and related Benefits	Outside Services, Amortization of Software Development Costs and Other	Total Cost of Revenue	Gross Profit

Twelve months ended March 31, 2006
QSI Division	9.8%	19.1%	21.1%	50.0%	50.0%
NextGen Division	4.6	11.8	14.5	30.9	69.1

Consolidated	5.3	12.7	15.4	33.4	66.6

Twelve months ended March 31, 2005
QSI Division	6.1	17.8	26.0	49.9	50.1
NextGen Division	6.8	12.6	14.6	34.0	66.0

Consolidated	6.7%	13.5%	16.5%	36.7%	63.3%

During the twelve months ended March 31, 2006, hardware and third party software constituted a smaller portion of consolidated revenue compared to the same prior year period, driven principally both by the composition of NextGen Division revenue and NextGen Division revenue increasing its share of total Company revenue. This year over year reduction was not the result of any identifiable trend or change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 12.7% of consolidated revenue compared to 13.5% during the prior twelve months ended March 31, 2005. The absolute level of consolidated payroll and benefit expenses grew approximately $3.2 million primarily due to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division. Payroll and benefits expense associated with delivering products and services in the QSI Division declined on a percentage of revenue basis. We anticipate continued additions to headcount in the NextGen Division in areas related to delivering products and services in future periods, but due to the uncertainties in the timing of our sales arrangements, our sales mix, the acquisition and training of qualified personnel, and other issues, we cannot accurately predict if related headcount expense as a percentage of revenue will increase or decrease in the future.

We do not currently intend to make any significant changes to related headcount at the QSI Division.

Should the NextGen Division continue to represent an increasing share of our revenue and should the NextGen Division continue to carry higher gross margins than the QSI Division, our consolidated gross margin percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, our gross profit for the Company and the NextGen Division increased for the twelve month period ending March 31, 2006 versus the prior year period and the QSI Division remained fairly consistent for the twelve month period ending March 31, 2006 versus the prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 2006 increased 43.5% to $35.6 million as compared to $24.8 million for the year ended March 31, 2005. The increase resulted primarily from increases of $2.6 million in selling and administrative salaries and related benefits expenses in the NextGen Division, $1.8 million in commission expense in the NextGen Division, $1.2 million in travel expense in the NextGen Division, $2.6 million in other general and administrative expenses primarily in the NextGen Division and $2.6 million in increased corporate related expenses. Approximately $1.0 million of the increase in year over year corporate related expenses was salaries and related benefits. Expenses associated with the Annual Shareholders meeting, the contested director election, and subsequent litigation initiated by Ahmed Hussein also contributed to the increase in corporate expenses. Selling, general and administrative expenses as a percentage of revenue increased to 29.8% in the fiscal year ended March 31, 2006 from 27.9% in the fiscal period ended March 31, 2005 due to selling, general and administrative expenses growing at a faster rate than revenue.

We anticipate increased expenditures for trade shows, advertising and the employment of additional sales representatives primarily at the NextGen Division. We also anticipate increased expenditures at the corporate level related to headcount additions, compensation and professional service fees. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general, and administrative expenses as a percentage of revenue.

Research and Development Costs. Research and development costs for the year ended March 31, 2006 and 2005 were $8.1 million and $6.9 million, respectively. The increase in research and development costs was primarily due to increased investment in the NextGen product line. Research and development costs as a percentage of net revenue decreased to 6.8% from 7.8% primarily due to revenue growing at a faster rate than the increase in research and development spending. Research and development costs are expected to continue at or above current levels.

Interest Income. Interest income for the year ended March 31, 2006 increased 140.6% to approximately $2.1 million compared with $0.9 million in the year ended March 31, 2005. The increase was primarily due to the effect of an increase in short term interest rates versus the prior year period as well as comparatively higher amounts available for investment during the fiscal period ended March 31, 2006. During the fourth quarter of fiscal year 2006, the Company paid a dividend of approximately $23.4 million, which reduced the amount of funds available for investment during this period.

Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2006 was approximately $14.6 million as compared to approximately $9.4 million for the year ago period. The effective tax rates for fiscal 2006 and 2005 were 38.5% and 36.8%, respectively. The provision for income taxes for the year ended March 31,

2005 differs from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of research and development tax credits. The provision for income taxes for the year ended March 31, 2006 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits and the qualified production activities deduction. During fiscal 2005, the Company recognized approximately $0.5 million of research and development credits which had not been recognized previously due to the uncertainty concerning the ultimate amount of tax to be credited. During the year ended March 31, 2005, the state of California completed an audit of the Company’s tax returns and did not materially change credits related to research and development. Based on the results of that audit as well the expiration of the statue of limitations on certain amended returns, the provision for income taxes for the year ended March 31, 2005 was reduced by the $0.5 million in tax credits which had not been previously recognized.

Comparison of the Years Ended March 31, 2005 and March 31, 2004

For the year ended March 31, 2005, our net income was $16.1 million or $0.63 per share on a basic and $0.61 per share on a fully diluted basis. In comparison, we earned $10.4 million or $0.42 per share on a basic and $0.40 on a fully diluted basis in the year ended March 31, 2004. The increase in net income for the year ended March 31, 2005, was achieved primarily through the following:

•	a 25.4% increase in revenue;

•	an increase in our gross profit margin from 59.6% to 63.3%.

Revenue. Revenue for the year ended March 31, 2005 increased 25.4% to $89.0 million from $70.9 million for the year ended March 31, 2004. NextGen Division revenue increased 35.2% from $54.4 million to approximately $73.6 million in the period, while QSI Division revenue declined by 6.8% during the period from approximately $16.5 million to $15.4 million.

We divide revenue into two categories, “System sales” and “Maintenance, EDI, and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. Revenue in the maintenance and other services category includes maintenance, EDI, and other revenue. Maintenance and EDI revenue are the principle sources of revenue in this category.

System Sales. Company-wide sales of systems for the twelve months ended March 31, 2005 increased 22.8% to $48.5 million from $39.5 million in the prior year.

Our increase in revenue from sales of systems was principally the result of a 24.8% increase in category revenue at our NextGen Division whose sales in this category grew from $37.3 million during the year ended March 31, 2004 to $46.6 million during the year ended March 31, 2005. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as an increase in the delivery of related implementation services offset by a decline in the sale of related hardware, third party software and supplies.

Systems sales revenue in the QSI Division declined 11.1% to approximately $1.9 million in the year ended March 31, 2005 from $2.2 million in the year ended March 31, 2004.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by Division:

(in thousands)	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Twelve months ended March 31, 2005
QSI Division	$889	$743	$306	$1,938
NextGen Division	33,230	4,810	8,550	46,590

Consolidated	$34,119	$5,553	$8,856	$48,528

Twelve months ended March 31, 2004
QSI Division	$807	$1,029	$345	$2,181
NextGen Division	24,657	6,139	6,548	37,344

Consolidated	$25,464	$7,168	$6,893	$39,525

NextGen Division software revenue increased 34.8% between the twelve months ended March 31, 2004 and the twelve months ended March 31, 2005. The Division’s software revenue accounted for 71.3% of divisional system sales revenue during the twelve months ended March 31, 2005, an increase from 66.0% in the prior year period. The increase in software’s share of systems sales was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division and management was pleased with the Division’s performance in this area.

During the twelve months ended March 31, 2005, 10.3% of NextGen’s system sales revenue was represented by hardware and third party software compared to 16.4% in the same prior year period. We have noted that the last several quarter’s results have included a relatively lower amount of hardware and third party software compared to prior year periods. However, this decrease was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each year depending on the needs of customers. The inclusion of hardware and third party software in the division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

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

The NextGen Division’s growth has come in part from investments in sales and marketing activities, including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenemr and NextGenepm software products in fiscal years 2005 and 2004, as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

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

EDI, Maintenance and Other. Company-wide revenue from maintenance, EDI, and other services grew 28.7% to $40.4 million from $31.4 million. The increase in this category resulted principally from an increase in maintenance and EDI revenue generated from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the year ended March 31, 2005 grew 55.7% to $17.9 million from $11.5 million in the year ago period, while EDI revenue grew 86.0% to $5.6 million compared to $3.0 million in the year ago period. QSI Division maintenance revenue declined 3.8% from $7.6 million to $7.3 million in the same period while divisional EDI revenue declined by approximately 7.6% from $5.3 million to $4.9 million.

The following table details revenue by category for the twelve month periods ended March 31, 2005 and 2004:

(in thousands)	Maintenance	EDI	Other	Total

Twelve months ended March 31, 2005
QSI Division	$7,279	$4,877	$1,273	$13,429
NextGen Division	17,881	5,611	3,512	27,004

Consolidated	$25,160	$10,488	$4,785	$40,433

Twelve months ended March 31, 2004
QSI Division	$7,570	$5,276	$1,464	$14,310
NextGen Division	11,481	3,016	2,602	17,099

Consolidated	$19,051	$8,292	$4,066	$31,409

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

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

March 31, 2004	421	293	321	234	742	527
Billing sites added	138	144	4	7	142	151
Billing sites removed	(1)	(43)	(29)	(23)	(30)	(66)

March 31, 2005	558	394	296	218	854	612

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

The following table details revenue and cost of revenue on a consolidated and divisional basis for the twelve month periods ended March 31, 2005 and 2004:

(in thousands, except percentages)	Year Ended March 31,

	2005	%	2004	%
Consolidated
Revenue	$88,961	100.0%	$70,934	100.0%
Cost of revenue	32,669	36.7	28,673	40.4

Gross profit	56,292	63.3	42,261	59.6

NextGen Division
Revenue	73,594	100.0	54,443	100.0
Cost of revenue	25,004	34.0	20,398	37.5

Gross profit	48,590	66.0	34,045	62.5

QSI Division
Revenue	15,367	100.0	16,491	100.0
Cost of revenue	7,665	49.9	8,275	50.2

Gross profit	$7,702	50.1%	$8,216	49.8%

Gross profit margins at the NextGen Division for the year ended March 31, 2005 increased to 66.0% from 62.5% primarily due to a decrease in the proportionate level of hardware and third party software content included in revenue as well as a slight decrease in the relative level of applicable headcount expense associated with delivering our products and services. The QSI Division’s gross profit margin improved slightly to 50.1% in the year ended March 31, 2005 from 49.8% in the same period last year due to proportionately lower hardware and third party software content included in revenue.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two divisions:

	Hardware, Third Party Software	Payroll and related Benefits	Outside Services, Amortization of Software Development Costs and Other	Total Cost of Revenue	Gross Profit

Twelve months ended March 31, 2005
QSI Division	6.1%	17.8%	26.0%	49.9%	50.1%
NextGen Division	6.8	12.6	14.6	34.0	66.0

Consolidated	6.7	13.5	16.5	36.7	63.3

Twelve months ended March 31, 2004
QSI Division	7.6	16.8	25.8	50.2	49.8
NextGen Division	10.8	14.2	12.5	37.5	62.5

Consolidated	10.0%	14.8%	15.6%	40.4%	59.6%

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

Interest Income. Interest income for the year ended March 31, 2005 increased 127% to approximately $0.9 million compared with $0.4 million in the year ended March 31, 2004. The increase was primarily due to the effect of an increase in short term interest rates versus the prior year period as well as comparatively higher amounts available for investment during the fiscal period ended March 31, 2005. During the fourth quarter of fiscal year 2005, the Company paid a one time dividend of approximately $19.6 million, which reduced the amount of funds available for investment during this period.

Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2005 was approximately $9.4 million as compared to approximately $6.6 million for the year ago period. The effective tax rates for fiscal 2005 and 2004 were 36.8% and 38.9%, respectively. The provision for income taxes for the years ended March 31, 2005 and 2004 differ from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of research and development tax credits. During fiscal 2005, the Company recognized approximately $0.5 million of research and development credits which had not been recognized previously due to the uncertainly concerning the ultimate amount of tax to be credited. In the quarter ended March 31, 2005, the State of California completed an audit of the Company’s tax returns and did not materially change credits related to research and development. Based on the results of that audit as well the expiration of the statue of limitations on certain amended returns, the provision for income taxes for the year ended March 31, 2005 was reduced by the $0.5 million in tax credits which had not been recognized as of March 31, 2004.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the years ended March 31, 2006, 2005 and 2004:

	Year ended March 31,

(in thousands)	2006	2005	2004

Cash and cash equivalents	$57,225	$51,157	$51,395

Net increase (decrease) in cash and cash equivalents	$6,068	$(238)	$14,952

Net income	$23,322	$16,109	$10,400

Net cash provided by operating activities	$30,678	$21,631	$17,303

Number of days of sales outstanding.	115	119	98

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, and stock option expenses.

The following table summarizes our statement of cash flows for the year ended March 31, 2006, 2005 and 2004:

	Year ended March 31,

(in thousands)	2006	2005	2004

Net income	$23,322	$16,109	$10,400
Non-cash expenses	5,595	4,352	3,337
Tax benefit from exercise of stock options	4,831	2,680	1,454
Change in deferred revenue	10,439	8,214	5,564
Change in accounts receivable	(12,484)	(13,879)	(3,400)
Change in assets and liabilities	(1,025)	4,155	(52)

Net cash provided by operating activities	$30,678	$21,631	$17,303

Net Income

As referenced in the above table, net income makes up the majority of our cash generated from operations for the year ended March 31, 2006, 2005 and 2004. Our NextGen Division’s contribution to net income has increased each year due to that Division’s operating income increasing more quickly than the Company as a whole.

Non-Cash expenses

Non-cash expenses include depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, and stock option expenses. Total non-cash expenses decreased by approximately $1.2 million between the years ended March 31, 2006 versus 2005. The change is primarily related to $4.1 million decrease in deferred income taxes offset by increases in the amortization of capitalized software, depreciation and provision for bad debts.

Tax benefits from stock options

The value of stock options exercised by employees grew in the year ended March 31, 2006 resulting in an increase of approximately $2.2 million dollars of tax benefit in the period ending March 31, 2006.

Deferred Revenue

Cash from operations benefited significantly from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue. This benefit is offset by the increase in unpaid deferred revenue. Deferred revenue grew by approximately $10.4 million for the year ended March 31, 2006 versus growth of $8.2 million in the year ago period, resulting in increases to cash provided by operating activities for the respective periods.

Accounts Receivable

Accounts receivable grew by approximately $12.5 million, $13.9 million and $3.4 million for the years ended March 31, 2006, 2005 and 2004, respectively. The increase in accounts receivable in the periods is due to the following factors:

•	NextGen division revenue grew 41.0%, 35.2% and 45.8% for the years ended March 31, 2006, 2005 and 2004, respectively;

•

The NextGen Division constituted a larger percentage of our receivables at March 31, 2006 compared to March 31, 2005. Turnover of accounts receivable in the NextGen Division is slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is coming from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales; and

•

We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $4.4 million and $4.5 million for the years ended March 31, 2006 and 2005, respectively.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) decreased from 119 days to 115 days during the year ended March 31, 2006 primarily due to improved turnover of accounts receivable and revenue growing at a faster rate than the accounts receivable balance and the $4.0 million transaction with Siemens Medical Solutions that was paid upfront during fiscal year 2006.

If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts received expressed as days sales outstanding would be 70 days as of March 31, 2006 and 72 days as of March 31, 2005. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the year ended March 31, 2006, we anticipate being able to continue to generate cash from operations during fiscal 2006 primarily from the net income of the Company.

Net cash used in investing activities for the year ended March 31, 2006 was $5.7 million and consisted of additions to equipment and improvements and capitalized software.

Net cash used in financing activities for the year ended March 31, 2006 was $18.9 million and consisted of a dividend paid to shareholders of $23.4 million offset by $4.5 million of proceeds from the exercise of stock options. We recorded a reduction in income tax liability of $4.8 million related to tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

At March 31, 2006, we had cash and cash equivalents of $57.2 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2006, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Contractual Obligations – Non-cancelable lease obligations	(in thousands)

Year Ending March 31,
2007	$1,771
2008	2,137
2009	1,905
2010	1,903
2011 and beyond	2,688

$10,404

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123. Statement 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values and the pro forma disclosure alternative is no longer allowable under Statement 123R. Subsequently, in April 2005, the Securities and Exchange Commission (SEC) changed the effective date from the first interim or annual reporting period beginning after June 15, 2005 to the first annual reporting period beginning after June 15, 2005. SFAS 123R will be applicable to the Company beginning April 1, 2006, and the Company intends to adopt the standard using the “modified prospective” method. The “modified prospective” method requires compensation costs to be recognized, beginning with the effective date of adoption, for a) all share-based payments granted after the effective date and b) awards granted to employees prior to the effective date of the statement that remain unvested on the effective date. As permitted by SFAS 123 we have historically accounted for share-based payments to employees using the intrinsic value method prescribed in APB No. 25 “Accounting for Stock Issued to Employees”, and as such, generally have recognized no compensation cost for employee equity incentives. Accordingly, the adoption of SFAS 123R will have an impact on the Company’s results of operations, although it will have no impact on our overall liquidity. The impact of the adoption of SFAS 123R for currently outstanding but unvested options is approximately $7.9 million based on the estimated fair values used to prepare the proforma disclosure information. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current requirements. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Our Financial Statements identified in the Index to Financial Statements appearing under “Item 15. Exhibits and Financial Statement Schedules” of this report are incorporated herein by reference to Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of March 31, 2006, our officers including our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control over Financial Reporting

During the year ended March 31, 2006, no changes have occurred in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our financial reporting function.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2006.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The names, ages, positions held and business experience of our directors and executive officers as of June 1, 2006 are as follows:

Patrick B. Cline (45) currently serves as a director and as President of our NextGen Healthcare Information Systems Division. He served as our interim Chief Executive Officer for the April - July 2000 period. Mr. Cline was a co-founder of Clinitec; a company acquired by Quality Systems, Inc. in 1996, and has served as its President since its inception in January 1994 and throughout its transition to NextGen Healthcare Information Systems. Prior to co-founding Clinitec, Mr. Cline served, from July 1987 to January 1994, as Vice President of Sales and Marketing with Script Systems, a subsidiary of InfoMed, a healthcare information systems company. From January 1994 to May 1994, after the founding of Clinitec, Mr. Cline continued to serve, on a part time basis, as Script Systems’ Vice President of Sales and Marketing. Mr. Cline has held senior positions in the healthcare information systems industry since 1981. Mr. Cline has been a director of the Company since 2005.

Maurice J. DeWald (66) is a director and since 1992 has been the Chief Executive Officer of Verity Financial Group, Inc., a financial advisory firm. He is a director of Advanced Materials Group, Inc., Mizuho Corporate Bank of California and Integrated Healthcare Holdings, Inc. He was an audit partner/managing partner with the international accounting firm KPMG, LLP and was with that firm from 1962 to 1991. He holds a B.B.A. from the University of Notre Dame and has a California C.P.A. professional certification. Mr. DeWald has been a director of the Company since 2004.

Ibrahim Fawzy (65) is a director and has been president of Fawzy Consultant Group since 1999. Fawzy Consultant Group works mainly in investment industrial projects. Dr. Fawzy has taught mechanical engineering at Cairo University in Egypt since 1969. Previously, he taught mechanical engineering at the University of London in England. Prior to forming his own consultancy group, Dr. Fawzy held several posts with the Egyptian government, including as cultural attaché in London, from 1979 to 1983. Dr. Fawzy was the Minister of Industry and Mineral Wealth from 1993 through 1996 and the Chairman of the General Authority for Investment from 1996 to 1999. Dr. Fawzy is a director of seven companies in Egypt, three of which are public (The Egyptians Abroad for Investment and Development, Misr Canada Lube Oil and El-Nubaria for Agricultural Mechanization). Dr. Fawzy has been a director of the Company since 2005.

Ahmed Hussein (65) is a director and has been since 1997, the Director of National Investment Company, Cairo, Egypt. Mr. Hussein founded National Investment Company in 1996 and has served as a member of its Board of Directors since its inception. Mr. Hussein served as a Senior Vice President of Dean Witter from 1993 to 1996. Mr. Hussein is a director of Nobria Agriculture, a publicly held Egyptian corporation. Mr. Hussein has been a director of the Company since 1999.

Vincent J. Love (65) is a director and is the managing partner of Kramer, Love & Cutler, LLP, a financial consulting group. He was employed by the accounting firm Ernst & Young from 1967 to 1994, and served as a partner of that firm from 1979 to 1994. He is a member of Counsel, the governing body, of the American Institute of Certified Public Accountants and an honorary member of the Executive Committee of the American Arbitration Association. He achieved the rank of Captain in the U.S. Army, has a B.B.A. from the City College of New York, and is a New York, Ohio, and Connecticut C.P.A. Mr. Love has been a director of the Company since 2004.

Steven T. Plochocki (54) is a director. He joined Trinity Hospice, a national hospice provider, as Chief Executive Officer and board member in October 2004. Prior to joining Trinity Hospice, he was Chief Executive Officer of InSight, a national provider of diagnostic imaging services from November 1999 to August 2004. Previously he was Chief Executive Officer of Centratex Support Services, Inc., a support services company for the healthcare industry and had previously held other senior level positions with healthcare industry firms. He holds B.A. in Journalism and Public Relations from Wayne State University and a Master’s degree in Business Management from Central Michigan University. Mr. Plochocki has been a director of the Company since 2004.

Sheldon Razin (68) is a director. He is the founder of the Company and has served as its Chairman of the Board since our inception in 1974. He served as the Company’s Chief Executive Officer from 1974 until April 2000. Since its inception until April 2000, he also served as the our President, except for the period from August 1990 to August

1991. Additionally, Mr. Razin served as Treasurer from our inception until October 1982. Prior to founding the Company, he held various technical and managerial positions with Rockwell International Corporation and was a founder of our predecessor, Quality Systems, a sole proprietorship engaged in the development of software for commercial and space applications and in management consulting work. Mr. Razin holds a B.S. degree in Mathematics from the Massachusetts Institute of Technology.

Louis E. Silverman (47) is a director and joined the Company as President and Chief Executive Officer of the Company in July 2000. Mr. Silverman was previously Chief Operations Officer of CorVel Corp., a publicly traded national managed care services and technology firm with headquarters in Irvine, California. Mr. Silverman holds a Master of Business Administration degree from Harvard Graduate School of Business Administration and a Bachelor of Arts degree from Amherst College. Mr. Silverman has been a director of the Company since 2005.

Greg Flynn (48) has served as the QSI Division’s General Manager since April 2000 and as Executive Vice President since August 1998 after serving as Vice President of Sales and Marketing from January 1996 to August 1998. Between June 1992 and January 1996, Mr. Flynn served as Vice President Administration. In these capacities, Mr. Flynn has been responsible for numerous functions related to the Company’s ongoing management and sales. Previously, Mr. Flynn served as our Vice President, Corporate Communications. Mr. Flynn joined us in January 1982. He holds a B.A. degree in English from the University of California, Santa Barbara.

Paul A. Holt (40) was appointed Chief Financial Officer in November 2000. Mr. Holt has served as the Company’s Controller from January 2000 to May 2000 and was appointed interim Chief Financial Officer in May 2000. Prior to joining the Company, Mr. Holt was the Controller of Sierra Alloys Co., Inc., a titanium metal manufacturing company from August 1999 to December 1999. From May 1997 to July 1999, he was Controller of Refrigeration Supplies Distributor, a wholesale distributor and manufacturer of refrigeration supplies and heating controls. From March 1995 to April 1997 he was Assistant Controller of Refrigeration Supplies Distributor. Mr. Holt is a Certified Public Accountant and holds an M.B.A. from the University of Southern California and a B.A. in Economics from the University of California, Irvine.

Our directors serve until the election and qualification of their respective successors. Our executive officers are elected by, and serve at the discretion of, the Board of Directors.

Board of Directors Meetings and Related Matters

Our Bylaws require that at least a majority of the members of the Board shall be independent directors. The Bylaws state that an “independent director” means a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent:

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

	i.	compensation for Board or Board committee service;

	ii.	payments arising solely from investments in our securities;

	iii.	compensation paid to a family member who is a non-executive employee of the Company or a parent or subsidiary of the Company;

	iv.	benefits under a tax-qualified retirement plan, or non-discretionary compensation; or

	v.	loans permitted under Section 13(k) of the Exchange Act of 1934;

(c)	a director who is a family member of an individual who is or at any time during the past three years was, employed by the Company or by any parent or subsidiary of the Company as an executive officer;

(d)

a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

	i.	payments arising solely from investments in our securities; or

	ii.	payments under non-discretionary charitable contribution matching programs;

(e)

a director of the Company who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the officers of the Company serve on the compensation committee of such other entity; or

(f)

a director who is, or has a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

A “family member” for these purposes means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home.

During the fiscal year ended March 31, 2006, the Board held 10 meetings. There were no actions taken by unanimous written consent. No director attended less than 75% of the aggregate of all meetings of the Board and all meetings of committees of the Board upon which he served.

The Board has an Audit Committee which consists of Messrs. DeWald, Love, and Plochocki. The Audit Committee is comprised entirely of “independent” (as defined in Rule 4200(a)(15) of the Nasdaq listing standards) directors and operates under a written charter adopted by the Board. The duties of the Audit Committee include meeting with the independent public accountants of the Company to review the scope of the annual audit and to review the quarterly and annual financial statements of the Company before the statements are released to our shareholders. The Audit Committee also evaluates the independent public accountants’ performance and makes recommendations to the Board as to whether the independent public accounting firm should be retained by the Company for the ensuing fiscal year. In addition, the Audit Committee reviews our internal accounting and financial controls and reporting systems practices. During the fiscal year ended March 31, 2006, the Audit Committee held 15 meetings. The Audit Committee’s current charter, adopted January 29, 2004, is included as Appendix A to our 2004 Proxy Statement. The Audit Committee and Board have confirmed that the Audit Committee does and will continue to include at least three independent members. The Audit Committee and the Board have confirmed that Mr. DeWald meets applicable NASDAQ listing standards for designation as an “Audit Committee Financial Expert” and being for being “independent.”

The Board has a Nominating Committee which consists of Messrs. DeWald, Love and Plochocki. The Nominating Committee is responsible for identifying and recommending to the Board direct nominee candidates and is composed entirely of independent directors. The Nominating Committee will consider candidate nominees for election as director who are recommended by shareholders. Recommendations should be sent to the Secretary of the Company and should include the candidate’s name and qualifications and a statement from the candidate that he or she consents to being named in the proxy statement and will serve as a director if elected. In order for any candidate to be considered by the Nominating Committee and, if nominated, to be included in the proxy statement, such recommendation must be received by the Secretary not less than 150 days prior to the anniversary date of our most recent annual meeting of shareholders.

The Nominating Committee believes that it is desirable that directors possess an understanding of our business environment and have the knowledge, skills, expertise and such diversity of experience that the Board’s ability to manage and direct the affairs and business of the Company is enhanced. Additional considerations may include an individual’s capacity to enhance the ability of committees of the Board to fulfill their duties and/or satisfy any independence requirements imposed by law, regulation or listing requirements.

The Nominating Committee may receive suggestions from current Board members, Company executive officers or other sources, which may be either unsolicited or in response to requests from the Nominating Committee for such candidates. The Nominating Committee may also, from time to time, engage firms that specialize in identifying director candidates.

Once a person has been identified by the Nominating Committee as a potential candidate, the Nominating Committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the Nominating Committee determines that the candidate warrants further consideration, the Chairman or another member of the Nominating Committee may contact the person. Generally, if the person expresses a willingness to be considered and to serve on the Board, the Nominating Committee may request information from the candidate, review the person’s accomplishments and qualifications and may conduct one or more interviews with the candidate. The Nominating Committee may consider all such information in light of information regarding any other candidates that the Nominating Committee might be evaluating for nomination to the Board. Nominating Committee members may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate’s accomplishments. With the nominee’s consent, the Nominating Committee may also engage an outside firm to conduct background checks on candidates as part of the nominee evaluation process. The Nominating Committee’s evaluation process does not vary based on the source of the recommendation, though in the case of a shareholder nominee, the Nominating Committee and/or Board may take into consideration the number of shares held by the recommending shareholder and the length of time that such shares have been held.

During the fiscal year ended March 31, 2006 the Nominating Committee held five meetings. The Nominating Committee’s current charter, while not posted on our website, is included as Appendix B to our 2004 Proxy Statement.

The Board has a Compensation Committee which consists of Messrs. DeWald, Love and Plochocki. The Compensation Committee is composed entirely of independent directors, and is responsible for (i) ensuring that senior management will be accountable to the Board through the effective application of compensation policies and (ii) monitoring the effectiveness of our compensation plans applicable to both senior management and the Board (including committees thereof). The Compensation Committee establishes compensation policies applicable to our executive officers. During the fiscal year ended March 31, 2006, the Compensation Committee held 11 meetings.

The Board has a Transaction Committee which consists of Messrs. DeWald, Love and Plochocki. The Transaction Committee is responsible for considering and making recommendations to our Board with respect to all proposals involving (i) a change in control of the Company or (ii) the purchase or sale of assets constituting more than 10% of the our total assets. The Transaction Committee is composed entirely of independent directors. During the fiscal year ended March 31, 2006, the Transaction Committee held five meetings.

Under our Bylaws, if at any time the Chairman of the Board shall be an executive officer of the Company, or for any other reason shall not be an independent director, a non-executive Lead Director (“Lead Director”) shall be selected by the independent directors. The Lead Director shall be one of the independent directors, shall be a member of the Audit Committee and of the Executive Committee, if there is such a committee, and shall be responsible for coordinating the activities of the independent directors. The Lead Director shall assist the Board in assuring compliance with our corporate governance procedures and policies, and shall coordinate, develop the agenda for, and moderate executive sessions of the Board’s independent directors. Such executive sessions shall be held immediately following each regular meeting of the Board, and or at other times as designated by the Lead Director. The Lead Director shall approve, in consultation with the other Independent Directors, the retention of consultants who report directly to the Board. If at any time the Chairman of the Board is one of the independent directors, then he or she shall perform the duties of the Lead Director.

Until the election of directors at the 2006 Annual Meeting of Shareholders, the Company’s Director Compensation Program provides as follows:

Directors of the Company who are also employees of the Company are not compensated for their services as directors or committee members. Under the terms of the Company’s Director Compensation Program, all non-employee directors of the Company shall receive a retainer of $24,000 per year, plus a fee of $2,000 per meeting of the Board attended. Directors who serve on a committee of the Board shall receive a fee of $1,000 per committee meeting attended. Board members traveling cross country to attend a Board meeting or committee meeting shall receive an additional fee of $1,000. In addition to the cash remuneration above, each newly elected nonemployee director shall receive 24,000 options to purchase Common Stock of the Company upon election to the Board. Thereafter, each nonemployee director reelected to the Board shall receive 20,000 options to purchase Common Stock of the Company upon each annual reelection date. The options are priced at the fair market value of the Company’s Common Stock on the date of grant, fully vest in three months from the date of grant, and expire seven years from the date of grant.

Effective upon the election of directors at the Company’s 2006 Annual Meeting of Shareholders, the Director Compensation Program is amended to provide as follows:

All non-employee directors shall receive a retainer of $30,000 per year plus a fee of $2,000 per meeting of the Board attended. Directors who serve on a committee of the Board shall receive a fee of $1,000 per committee meeting attended. In addition to the cash remuneration above, each newly elected and re-elected nonemployee director shall receive 5,000 options to purchase Common Stock of the Company upon each annual election date. The options shall be priced at the fair market value of the Company’s Common Stock on the date of grant, vest in four equal annual installments from the date of grant (subject to the Vesting Event set forth below), and expire seven years from the date of grant. Such options shall become fully vested at the at the conclusion of such director’s term of service if the director is not re-elected to the Board except where such failure to re-elect the director is the result of (i) a voluntary withdrawal from Board service by such director or (ii) prior removal from the Board for cause under Section 304 of the California Corporations Code (the “Vesting Event”).

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the directors and officers of the Company and any person who owns more than ten percent of our Common Stock are required to report their initial ownership of our Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (“SEC”) and Nasdaq. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all forms they file in accordance with Section 16(a).

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended March 31, 2006, all of its officers, directors and greater than 10% shareholders complied with all filing requirements applicable to such persons with the exception of Ibrahim Fawzy who did not file a Form 3 on a timely basis concerning a single acquisition of director options, and Ahmed Hussein who did not file a Form 4 on a timely basis concerning a single acquisition of director options. Both Messrs. Fawzy and Hussein subsequently made such filings.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among others, our Chief Executive Officer and Chief Financial Officer (our principal accounting officer). This Code is posted on our Website located at www. qsii.com. The code of ethics may be found as follows: From our main Web page, first click on “company info” and then on “corporate governance.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on our Website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth certain compensation information for the three fiscal years ended March 31, 2006, 2005, and 2004, respectively, by the Chief Executive Officer and the other highest paid executive officers of the Company (up to four) serving as such at the end of the 2006 fiscal year whose aggregate total annual salary and bonus for such year exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Long Term Compensation Awards Securities Underlying Options	All Other ($)(1)

Louis Silverman	2006	343,883	312,934	—	2,341
Chief Executive Officer and	2005	289,042	144,521	85,000	2,113
President	2004	278,500	139,250	—	2,000

Patrick Cline President, NextGen	2006	352,605	312,619	—	11,724
Healthcare Information	2005	299,645	280,110	125,000	6,529
Systems Division	2004	253,900	196,500	18,000	5,600

Gregory Flynn
Executive Vice President,	2006	216,333	14,062	—	4,447
General Manager of QSI	2005	202,167	20,217	38,750	4,155
Division	2004	187,500	18,810	10,000	4,063

Paul Holt	2006	191,154	58,000	—	4,607
Chief Financial Officer	2005	142,051	64,570	33,500	1,962
	2004	119,378	28,541	—	1,479

(1)	This column reflects amounts attributable to auto allowance and company contributions to the Company’s Deferred Compensation Plan and/or 401k plan.

Option /SAR Grants in Last Fiscal Year

The following table provides information with respect to option grants during fiscal 2006 to the Named Executive Officers. No options were granted to the Named Executive Officers during fiscal year 2006. A total of 19,000 options were granted to other Company employees during fiscal year 2006. Non employee directors were granted an aggregate 124,000 options during fiscal year 2006.

	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (%)			Potential Realizable Value
Stock Price Appreciation
			Exercise or Base Price $/Share		for Option Term (#)*
Expiration Date
Name					5%	10%

Louis Silverman	—	—%	$—	—	$—	$—
Patrick Cline	—	—%	$—	—	$—	$—
Gregory Flynn	—	—%	$—	—	$—	$—
Paul Holt	—	—%	$—	—	$—	$—

Stock price appreciation of 5% and 10% is assumed pursuant to the rules of the Securities and Exchange Commission. The Company cannot provide assurance that the actual stock price will appreciate over the option term at the assumed levels or at any other defined level.

Aggregated Option /SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table provides information on option exercises in fiscal 2006 by the Named Executive Officers and unexercised options held by each of them at the close of such fiscal year. No Named Executive Officer exercised any stock appreciation rights during fiscal 2006 or held any stock appreciation rights at the end of such fiscal year. The value of unexercised in the money options was calculated using the closing share price on the last trading day of the fiscal year ($33.10).

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares Acquired on Exercise (#)		Options at March 31, 2006 (#)		Fiscal Year-End ($)
		Value Realized ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Louis Silverman	59,936	$1,816,369	42,508	127,500	$585,145	$1,754,719
Patrick Cline	79,500	$1,632,731	—	205,500	$—	$3,566,899
Gregory Flynn	11,912	$293,017	12,463	68,125	$171,522	$1,193,309
Paul Holt	6,000	$139,592	10,750	50,250	$147,947	$781,356

Compensation of Directors

Until the election of directors at the 2006 Annual Meeting of Shareholders, the Company’s Director Compensation Program provides as follows:

Directors of the Company who are also employees of the Company are not compensated for their services as directors or committee members. Under the terms of the Company’s Director Compensation Program, all non-employee directors of the Company shall receive a retainer of $24,000 per year, plus a fee of $2,000 per meeting of the Board attended. Directors who serve on a committee of the Board shall receive a fee of $1,000 per committee meeting attended. Board members traveling cross country to attend a Board meeting or committee meeting shall receive an additional fee of $1,000. In addition to the cash remuneration above, each newly elected nonemployee director shall receive 24,000 options to purchase Common Stock of the

Company upon election to the Board. Thereafter, each nonemployee director reelected to the Board shall receive 20,000 options to purchase Common Stock of the Company upon each annual reelection date. The options are priced at the fair market value of the Company’s Common Stock on the date of grant, fully vest in three months from the date of grant, and expire seven years from the date of grant.

Effective upon the election of directors at the Company’s 2006 Annual Meeting of Shareholders, the Director Compensation Program is amended to provide as follows:

All non-employee directors shall receive a retainer of $30,000 per year plus a fee of $2,000 per meeting of the Board attended. Directors who serve on a committee of the Board shall receive a fee of $1,000 per committee meeting attended. In addition to the cash remuneration above, each newly elected and re-elected nonemployee director shall receive 5,000 options to purchase Common Stock of the Company upon each annual election date. The options shall be priced at the fair market value of the Company’s Common Stock on the date of grant, vest in four equal annual installments from the date of grant (subject to the Vesting Event set forth below), and expire seven years from the date of grant. Such options shall become fully vested at the at the conclusion of such director’s term of service if the director is not re-elected to the Board except where such failure to re-elect the director is the result of (i) a voluntary withdrawal from Board service by such director or (ii) prior removal from the Board for cause under Section 304 of the California Corporations Code (the “Vesting Event”).

Employment Contracts and Termination of Employment and Change of Control Arrangements

Mr. Silverman has an Employment Agreement (“Agreement”) with the Company which details the terms of his employment as our Chief Executive Officer. The Agreement granted Mr. Silverman a total of 497,040 options which vested equally over a four year period commencing with the effective date of the Agreement (July 20, 2000) and a total of 239,760 options which vested equally over a four year period commencing one year from the effective date of the Agreement, July 20, 2001. At the time the Agreement was entered into, Mr. Silverman was eligible for a cash bonus of up to 50% of his annual base compensation based on performance goals established jointly between himself and the Board.

All share amounts set forth in this disclosure have been adjusted to give effect to a 2 for 1 stock split payable to shareholders of record as of March 4, 2005 and a 2 for 1 stock split payable to shareholders of record as of March 3, 2006.

Mr. Silverman’s employment may be terminated for any reason by himself or the Company upon 60 days written notice. Should Mr. Silverman terminate his employment due to the Company’s breach of the Agreement he will be entitled to (i) a lump sum payment equal to six months base compensation; and (ii) immediate vesting of an additional 25% of all granted, but unvested stock options. Should Mr. Silverman’s employment be terminated without cause or by himself for good reason, he will be entitled to (i) unpaid base compensation and vacation earned and accrued through his date of termination plus a lump sum equal to six months base compensation, (ii) any other performance bonus earned and not paid, and (iii) vesting of an additional 25% of all unvested stock options. Should Mr. Silverman’s employment be terminated due to a “change of control” he will be entitled to (i) unpaid base compensation and vacation earned plus a lump sum payment equal to six months base compensation; (ii) any performance bonus earned but not paid; and (iii) immediate vesting of all unvested options. A “change of control” is defined as the earliest occurrence of any of the following events: the direct or indirect sale, lease, exchange or other transfer of 35% of more of the total assets of the Company, the merger or consolidation of the Company with another company with the effect that the shareholders of the Company immediately prior to the merger hold less than 51% of the combined voting power of the then outstanding securities of the surviving company; the replacement of a majority of our Directors without the approval of the Board; the purchase of 25% or more of the combined voting power of the outstanding securities of the Company with the exception of the purchase of securities by Ahmed Hussein or Sheldon Razin of shares owned by either Sheldon Razin or Ahmed Hussein. The Agreement also grants immediate vesting of all unvested options should a change of control occur whether or not Mr. Silverman’s employment is terminated.

For options other than those discussed above, the Board, as the administrator of our 1989 Stock Option Plan and 1998 Stock Option Plan, has the discretion to accelerate any outstanding options held by the Named Executive

Officers and employees in the event of an acquisition of the Company by a merger or asset sale in which the outstanding options under each such plan are not to be assumed by the successor corporation or substituted with options to purchase shares of such corporation.

Board Compensation

Information regarding compensation of members of the Board is included above in Part III, Item 10 under the heading “Board of Directors Meetings and Related Matters.”

Compensation Committee Interlocks and Insider Participation

No director or executive officer of the Company is known by the Company to serve as an officer, director or member of a compensation committee of any other entity for which an executive officer or director thereof is also a member of our Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of June 1, 2006 by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of our current directors, (iii) each of the Named Executive Officers (as defined in this Report), and (iv) all current directors and Named Executive Officers of the Company as a group:

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned (2)(4)(5)	Percent of Common Stock Beneficially Owned (3)(4)

Janet Razin and Sheldon Razin	5,176,880	19.4%
Ahmed Hussein	4,651,600	17.4%
Patrick Cline	115,500	*
Louis Silverman	76,908	*
Maurice J. DeWald	44,000	*
Vincent J. Love	44,000	*
Steven T. Plochocki	44,000	*
Ibrahim Fawzy	24,000	*
Gregory Flynn	14,995	*
Paul Holt	14,950	*
All directors and Named Executive
Officers as a group (10 persons)	10,206,833	38.2%

*	Less than 1%.

          1. Unless otherwise indicated, the address is c/o Quality Systems, Inc., 18191 Von Karman Avenue, Suite 450, Irvine, California 92612.

          2. Unless otherwise indicated, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

          3. Applicable percentage ownership is based on 26,711,000 shares of Common Stock outstanding as of June 1, 2006. Any securities not outstanding but subject to options exercisable as of June 1, 2006 or exercisable within 60 days after such date are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock beneficially owned by the person holding such options but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by any other person.

          4. Includes shares of Common Stock subject to stock options which were exercisable as of June 1, 2006 or exercisable within 60 days after June 1, 2006, and are, respectively, as follows: Mr. Razin, 44,000 shares; Mr. Hussein, 44,000 shares; Mr. Fawzy, 24,000 shares; Mr. Silverman, 42,508 shares; Mr. Cline, 20,000 shares; Mr. Flynn, 12,463 shares; Mr. Holt, 10,750 shares; Mr. DeWald, 44,000 shares; Mr. Love, 44,000 shares; Mr. Plochocki, 44,000 shares; and all directors and Named Executive Officers as a group, 329,721 shares.

          5. All share amounts set forth in this report have been adjusted to give effect to a 2 for 1 stock payable to shareholders of record as of March 4, 2005 and a 2 for 1 stock split payable to shareholders of record as of March 3, 2006.

Equity Compensation Plan Information

          The following table sets forth information about our common stock that may be issued upon the exercise of options under all our equity compensation plans as of March 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-Average Exercise Price of outstanding options, warrants and rights (b)	Number of Securities Remaining available for future under equity compensation (excluding securities in column a) (c)

Equity compensation plan approved by security holders	1,798,372	$16.78	133,300

Equity compensation plans not approved by security holders	—	—	—

Total	1,798,372	$16.78	133,300

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Razin, who is Vice President EDI Services of the Company, is the son of Sheldon Razin, Chairman of the Board. David Razin earned $167,322 in salary and bonus during the fiscal year ended March 31, 2006. Kim Cline, Vice President of Client Services, at our NextGen Healthcare Information System subsidiary, is the sister of Patrick Cline, President of the NextGen Healthcare Information System Division. Kim Cline earned $160,190 in salary and bonus during the fiscal year ended March 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING AND FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by Grant Thornton, LLP for the fiscal years ended March 31, 2006 and 2005.

	2006	2005

Audit fees	$819,000	$941,000
Audit related fees	$—	$—
Tax fees	$—	$7,000
All other fees	$9,000	$6,000

The Audit Committee’s policy is to preapprove all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 which are approved by the Audit Committee prior to the completion of the audit.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements:
				Page

		•	Report of Independent Registered Public Accounting Firm	57

		•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	58

		•	Consolidated Balance Sheets March 31, 2006 and March 31, 2005	59

		•	Consolidated Statements of Income — Years Ended March 31, 2006, March 31, 2005 and March 31, 2004	60

		•	Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2006, March 31, 2005 and March 31, 2004	61

		•	Consolidated Statements of Cash Flows — Years Ended March 31, 2006, March 31, 2005 and March 31, 2004	62

		•	Notes to Consolidated Financial Statements	63

	(2)

The following financial statement schedule for the years ended March 31, 2006, March 31, 2005 and 2004, read in conjunction with the financial statements of Quality Systems, Inc., is filed as part of this Annual Report on Form 10-K.

		•	Schedule II — Valuation and Qualifying Accounts	76

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

	(3)	The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

3.1	Articles of Incorporation of the Company, as amended, are hereby incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 1984.

3.1.1	Amendment to Articles of Incorporation, effective March 4, 2005 is hereby incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K for the year ended March 31, 2005.

3.1.2	Amendment to Articles of Incorporation, effective March 2, 2006 is hereby incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed March 6, 2006.

3.2	Bylaws of the Company, as amended and restated is hereby incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended March 31, 2005.

3.3	Certificate of Amendment of Bylaws of the Company is hereby incorporated by reference to Exhibit 3.2.1 to our Registration Statement on Form S-1.

3.4	Text of Sections 2 and 3 of Article II of the Bylaws of the Company is hereby incorporated By reference to Exhibit 3.2.2 to our Quarterly report on Form 10-QSB for the period Ended December 31, 1996.

3.5	Certificate of Amendment of Bylaws of the Company, is hereby incorporated by reference to Exhibit 3.2.3 to our Annual Report on Form 10-K for the year ended March 31, 2000.

10.2*	1989 Incentive Stock Option Plan is hereby incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8.

10.2.1*	Form of Incentive Stock Option Agreement is hereby incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1.

10.2.2*	Form of Non-Qualified Stock Option Agreement is hereby incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1.

10.3*	Form of Incentive Stock Option Agreement is hereby incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1.

10.4*	1993 Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-KSB for the year ended March 31, 1994.

10.4.2*	Profit Sharing and Retirement Plan, as amended, is hereby incorporated by reference to Exhibit 10.4.2 to our Annual Report on Form 10-KSB for the year ended March 31, 1994.

10.4.3*	Profit Sharing and Retirement Plan, as amended, amendments No. 2 and 3, are hereby incorporated by reference to Exhibit 10.4.3 to our Annual Report on Form 10-KSB for the year ended March 31, 1996.

10.5

Series “A” Convertible Preferred Stock Purchase Agreement, as amended, dated April 21, 1995 between the Company and Clinitec International, Inc., is hereby incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-KSB for the year ended March 31, 1995.

10.6	Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1.

10.6.1*

Form of Indemnification Agreement for directors and executive officers authorized January 27, 2005 is hereby incorporated by reference to Exhibit 10.6.1 of our Annual Report on Form 10-K for the year ended March 31, 2005.

10.7

Agreement and Plan of Merger, dated May 16, 1996, by and among Quality Systems, Inc., CII Acquisition Corporation, Clinitec International, Inc. and certain shareholders of Clinitec International, Inc. and certain exhibits are hereby incorporated by reference to Exhibit 2 to our Current Report on Form 8-K, dated May 17, 1996 and filed May 30, 1996.

10.8

Asset Purchase Agreement, dated May 15, 1997, by and among NextGen Healthcare Information Systems, Inc., MHIS Acquisition Corp., Quality Systems, Inc., and certain shareholders of NextGen Healthcare Information Systems, Inc. is hereby incorporated by reference to Exhibit 2 of Company’s Current Report on Form 8-K, dated May 15, 1997 and filed May 29, 1997.

10.9*	1998 Employee Stock Contribution Plan is hereby incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8.

10.10*	1998 Stock Option Plan is hereby incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8.

10.10.1*	Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.10.1 of our Annual Report on Form 10-K for the year ended March 31, 2005.

10.11*

Memorandum of Understanding regarding the April 3, 2000 resignation of Sheldon Razin between Sheldon Razin and Quality Systems, Inc., is hereby incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended March 31, 2000.

10.12*	Memorandum of Understanding Relating to Director Nominees is hereby incorporated by reference to Company’s Definitive Proxy Statement for our 1999 Shareholder’s Meeting.

10.13*

Employment Agreement dated July 20, 2000 between Quality Systems, Inc. and Lou Silverman is hereby incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.14

Lease Agreement between Company and Tower Place, L.P. dated November 15, 2000, commencing February 5, 2001 is hereby incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended March 31, 2001.

10.15

Lease Agreement between Company and Orangewood Business Center Inc. dated April 3, 2000, amended February 22, 2001, is hereby incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended March 31, 2001.

10.16

Lease Agreement between Company and Craig Development Corporation dated February 20, 2001 is hereby incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended March 31, 2001.

10.17

Sublease Agreement between Company and Infinium Software dated February 22, 2002 is hereby incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended March 31, 2003.

10.18	Lease Agreement between the Company and HUB Properties LLC dated May 8, 2002 is hereby incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended March 31, 2003.

10.19

Lease Agreement between the Company and LakeShore Towers Limited Partnership Phase IV, a California limited partnership, dated September 15, 2004 is hereby incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended March 31, 2005.

10.20*	Board Service Agreement between the Company and Lou Silverman is incorporated by reference to Exhibit 10.2.1 to our Current Report of Form 8-K, dated May 31, 2005.

10.21*	Board Service Agreement between the Company and Patrick Cline is incorporated by reference to Exhibit 10.2.1 to our Current Report of Form 8-K dated May 31, 2005.

10.22*	2005 Stock Option and Incentive Plan is incorporated by reference to Exhibit A to our Schedule 14A filed on August 17, 2005.

10.23	Lease agreement between the Company and Von Karman Michelson Corporation dated September 6, 2005. **

10.24	Fourth Amendment to lease agreement between the Company and Tower Place, L.P. dated September 22, 2005. **

10.25	Second Amendment to lease agreement between the Company and HUB Properties LLC dated February 14, 2006. **

21	List of Subsidiaries. **

23.1	Consent of Independent Certified Public Accountants – Grant Thornton LLP. **

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	This exhibit is a management contract or a compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

By: /s/ LOUIS E. SILVERMAN

Louis E. Silverman,
President and Chief Executive Officer

Date:	June 8, 2006

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

Signature	Title	Date

/s/ SHELDON RAZIN	Chairman of the Board

Sheldon Razin		June 8, 2006

/s/ LOUIS E. SILVERMAN.	Director, President and Chief Executive
Officer (Principal Executive
Louis E. Silverman	Officer)/Director	June 8, 2006

/s/ PATRICK CLINE	Director, President, NextGen Healthcare
	Information Systems Division	June 8, 2006
Patrick Cline

/s/ PAUL HOLT	Secretary and Chief Financial Officer
	(Principal Financial Officer)	June 8, 2006
Paul Holt

/s/ MAURICE DEWALD	Director	June 8, 2006

Maurice DeWald

Director
Ibrahim Fawzy

Signature	Title	Date

Director
Ahmed Hussein

/s/ VINCENT LOVE	Director	June 8, 2006

Vincent Love

/s/ STEVEN PLOCHOCKI	Director	June 8, 2006

Steven Plochocki

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Quality Systems, Inc.

We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Systems, Inc. as of March 31, 2006 and 2005 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements take as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements take as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quality Systems, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 2, 2006, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP (typed)

Irvine, California

June 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Quality Systems, Inc.

We have audited management’s assessment, included in the accompanying Quality Systems, Inc. Management’s Report on Internal Control Over Financial Reporting, that Quality Systems, Inc. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Quality Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Quality Systems, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Quality Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quality Systems, Inc. as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006, and our report dated June 2, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP (typed)

Irvine, California

June 2, 2006

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	MARCH 31, 2006	MARCH 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$57,225	$51,157
Accounts receivable, net	44,665	33,362
Inventories, net	561	960
Income tax receivable	1,195	15
Net current deferred tax assets	1,824	1,796
Other current assets	2,912	1,677

Total current assets	108,382	88,967

Equipment and improvements, net	3,739	2,697
Capitalized software costs, net	5,171	4,334
Net deferred tax assets	1,157	—
Goodwill	1,840	1,840
Other	1,958	1,604

Total assets	$122,247	$99,442

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,934	$2,284
Deferred revenue	34,422	24,115
Accrued compensation and related benefits	5,490	3,436
Other current liabilities	3,812	4,021

Total current liabilities	46,658	33,856

Deferred revenue, net of current	1,494	1,362
Net deferred tax liabilities	—	291
Deferred compensation	1,686	1,202

Total liabilities	49,838	36,711

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; authorized 50,000 shares; issued and outstanding 26,711 and 26,222 shares at March 31, 2006 and March 31, 2005, respectively	267	262
Additional paid-in capital	53,675	44,368
Retained earnings	19,151	19,213
Deferred compensation	(684)	(1,112)

Total shareholders’ equity	72,409	62,731

Total liabilities and shareholders’ equity	$122,247	$99,442

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	MARCH 31, 2006	MARCH 31, 2005	MARCH 31, 2004

Revenues:
Software, hardware and supplies	$54,938	$39,672	$32,632
Implementation and training services	11,293	8,856	6,893

System sales	66,231	48,528	39,525

Maintenance and other services	39,800	29,945	23,117
Electronic data interchange services	13,256	10,488	8,292

Maintenance, EDI and other services	53,056	40,433	31,409

Total revenue	119,287	88,961	70,934

Cost of revenue:
Software, hardware and supplies	8,148	7,525	8,141
Implementation and training services	8,088	6,300	5,197

Total cost of system sales	16,236	13,825	13,338

Maintenance and other services	15,023	12,120	10,313
Electronic data interchange services	8,569	6,724	5,022

Total cost of maintenance, EDI and other services	23,592	18,844	15,335

Total cost of revenue	39,828	32,669	28,673

Gross profit	79,459	56,292	42,261

Operating expenses:
Selling, general and administrative	35,554	24,776	19,482
Research and development costs	8,087	6,903	6,139

Total operating expenses	43,641	31,679	25,621

Income from operations	35,818	24,613	16,640

Interest income	2,108	876	386

Income before provision for income taxes	37,926	25,489	17,026
Provision for income taxes	14,604	9,380	6,626

Net income	$23,322	$16,109	$10,400

Net income per share:
Basic	$0.88	$0.63	$0.42

Diluted	$0.85	$0.61	$0.40

Weighted average shares outstanding:
Basic	26,413	25,744	24,872

Diluted	27,356	26,406	25,932

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 (IN THOUSANDS)

	Common Stock		APIC	Retained Earnings	Deferred Compensation	Total Shareholders’ Equity

	Shares	Amount

Balance, March 31, 2003	24,608	$246	$34,937	$12,350	$—	$47,533
Exercise of stock options	692	8	1,300	—	—	1,308
Tax benefit resulting from stock options	—	—	1,454	—	—	1,454
Stock based compensation	—	—	1,853	—	(1,543)	310
Net income	—	—	—	10,400	—	10,400

Balance, March 31, 2004	25,300	254	39,544	22,750	(1,543)	61,005
Exercise of stock options	922	8	2,144	—	—	2,152
Tax benefit resulting from stock options	—	—	2,680	—	—	2,680
Stock based compensation	—	—	—	—	431	431
Dividends paid	—	—	—	(19,646)	—	(19,646)
Net income	—	—	—	16,109	—	16,109

Balance, March 31, 2005	26,222	262	44,368	19,213	(1,112)	62,731
Exercise of stock options	489	5	4,476	—	—	4,481
Tax benefit resulting from stock options	—	—	4,831	—	—	4,831
Stock based compensation	—	—	—	—	428	428
Dividends paid	—	—	—	(23,384)	—	(23,384)
Net income	—	—	—	23,322	—	23,322

Balance, March 31, 2006	26,711	$267	$53,675	$19,151	$(684)	$72,409

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	MARCH 31, 2006	MARCH 31, 2005	MARCH 31, 2004

Cash flows from operating activities:
Net income	$23,322	$16,109	$10,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,368	1,012	836
Amortization of capitalized software costs	2,460	1,952	1,490
Provision for bad debts	1,181	797	647
Provision for inventory obsolescence	158	160	54
Non-cash compensation from stock option exercises	428	431	310
Tax benefit from exercise of stock options	4,831	2,680	1,454
Deferred income taxes, net	(1,476)	2,578	(235)
Change in assets and liabilities:
Accounts receivable	(12,484)	(13,879)	(3,400)
Inventories	241	(395)	(112)
Income tax receivable	(1,180)	(15)	—
Other current assets	(1,235)	(184)	627
Other assets	(354)	(362)	(373)
Accounts payable	650	629	(822)
Deferred revenue	10,439	8,214	5,564
Accrued compensation and related benefits	2,054	826	248
Income taxes payable	—	(273)	273
Other current liabilities	(209)	1,162	8
Deferred compensation	484	189	334

Net cash provided by operating activities	30,678	21,631	17,303

Cash flow from investing activities:
Additions to capitalized software costs	(3,297)	(2,678)	(2,587)
Additions to equipment and improvements	(2,410)	(1,697)	(1,072)

Net cash used in investing activities	(5,707)	(4,375)	(3,659)

Cash flows from financing activities:
Dividends paid	(23,384)	(19,646)	—
Proceeds from the exercise of stock options	4,481	2,152	1,308

Net cash (used in) provided by financing activities	(18,903)	(17,494)	1,308

Net increase (decrease) in cash and cash equivalents	6,068	(238)	14,952

Cash and cash equivalents, beginning of year	51,157	51,395	36,443

Cash and cash equivalents, end of year	$57,225	$51,157	$51,395

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds	$11,022	$4,541	$4,716

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 and 2005
(dollars in thousands, except per share amounts)

1. Description of Business

Quality Systems, Inc., comprised of the QSI Division (QSI Division) and a wholly owned subsidiary, NextGen Healthcare Information Systems, Inc. (NextGen Division) (collectively, the Company), develops and markets proprietary healthcare information systems for a wide range of entities including medical and dental group practices, community health centers, physician hospital organizations, management service organizations, and dental schools. The Company’s software systems include general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment outcome studies, treatment planning, drug formularies, electronic patient records, dental charting and letter generation. In addition to providing fully integrated solutions, the Company offers its clients comprehensive hardware and software maintenance and support services, system training services and EDI services which provide a variety of connectivity services to and between patients, providers and payors. The Company’s principal administrative, accounting and QSI Division operations are located in Irvine, California. The principal office of the NextGen Division is located in Horsham, Pennsylvania.

On January 31, 2006, the Board of Directors declared a 2-for-1 stock split with respect to the Company’s outstanding shares of common stock. The stock split record date was March 3, 2006 and the stock began trading post split on March 27, 2006. References to share and per share data contained in the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect the stock split.

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

References to dollar amounts in these financial statement sections are in thousands, except share and per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with fiscal year 2006 presentation.

Revenue recognition. The Company currently recognizes revenue pursuant to Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition” (SOP 98-9). The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers (VARs). The Company also generates revenue from sales of hardware and third party software, implementation, training, software customization, Electronic Data Interchange (EDI), post-contract support (maintenance) and other services performed for customers who license its products.

A typical system contract contains multiple elements of the above items. SOP 97-2. as amended by SOP 98-9 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately (using a rolling average of stand alone transactions) or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter.

When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements’ fair value relative to the total contract fair value.

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

Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. In certain transactions where collection risk is high, the cash basis method is used to recognize revenue. Revenue from implementation and training services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period.

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Pursuant to SOP 81-1, the Company uses the percentage of completion method provided all of the following conditions exist:

•

contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement;

•	the customer can be expected to satisfy its obligations under the contract;

•	the Company can be expected to perform its contractual obligations; and

•	reliable estimates of progress towards completion can be made.

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

Accounts Receivable. The Company provides credit terms which typically range from thirty days to less than twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management’s estimate of the probability of collection for certain troubled accounts. General reserves are established based on our historical experience of bad debt expense and the aging of our accounts receivable balances, net of deferred revenue and specifically reserved accounts. Accounts are written off as uncollectible only after the Company has expended extensive collection efforts.

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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Such capitalized costs are amortized on a straight line basis over the estimated economic life of the related product of three years. The Company provides support services on current and prior two versions of its software. Management performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Goodwill and Intangible Assets. The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement applies to the amortization of goodwill and other intangible assets. The balance of goodwill is related to the NextGen Division. Under SFAS 142, management is required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. The Company compared the fair value of the NextGen Division with the carrying amount of its assets and determined that none of the goodwill recorded was impaired as of June 30, 2005 (the date of the Company’s last annual impairment test). The fair value of the NextGen Division was determined using an estimate of future cash flows for the NextGen Division over ten years and risk adjusted discount rates of between 15 and 25 percent to compute a net present value of future cash flows.

Long Lived Assets. The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment at March 31, 2006.

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related to temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are established as a reduction of net deferred income tax assets when management determines that it is more likely than not that the deferred assets will not be realized.

Advertising Costs. Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which includes trade shows and conventions, were approximately $1,915, $1,251 and $1,262 for the years ended March 31, 2006, 2005 and 2004, respectively, and were included in selling, general and administrative expenses in the consolidated statements of income.

Marketing Assistance Agreements. The Company has entered into marketing assistance agreements with certain existing users of the Company’s products which provide the opportunity for those users to earn commissions if and only if they host specific site visits upon our request for prospective customers which directly result in a purchase of our software by the visiting prospects. Amounts earned by existing users under this program are treated as a selling expense in the period in which commissionable software has been recognized as revenue.

Earnings per Share. Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “basic” and “diluted” earnings per share (EPS).

Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents.

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods presented.

(In thousands except per share amounts)	Year Ended March 31,

	2006	2005	2004

Basic net income per share:

Net income	$23,322	$16,109	$10,400
Weighted average of common shares outstanding	26,413	25,744	24,872

Net income per share	$0.88	$0.63	$0.42

Diluted net income per share:
Weighted average of common shares outstanding	26,413	25,744	24,872
Weighted average of common equivalents shares:
Weighted average options outstanding	943	662	1,060

Weighted average number of common and common equivalent shares	27,356	26,406	25,932

Net income per share	$0.85	$0.61	$0.40

Stock-Based Compensation. The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148) that supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. SFAS 148 also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the years ended March 31, 2006, 2005 and 2004 is presented immediately below. The Company accounts for stock options granted to employees and board members based on the intrinsic method as prescribed by APB No. 25. The Company accounts for stock options and warrants issued to non-employees based on the fair value method. Under the fair value based method, compensation cost is recorded based on the estimated fair value of the award at the grant date and is recognized over the service period.

The Company’s fair value calculations for options granted during fiscal year 2006 and the February 11, 2005 options were made using the Black-Scholes option pricing model with the following assumptions: expected life – approximately 48 months from the date of the grant; stock volatility – 47.7%, risk free interest rate of 3.7% and, no dividends during the expected term. Although the Company announced a one-time $0.75 per share dividend on January 31, 2005, no commitment to any future dividends was made at the time the dividend was announced and no commitment to any future dividends existed at the times the options were granted. The Company had not paid a dividend to its shareholders prior to the one-time dividend announced on January 31, 2005. On January 31, 2006, the Company announced a one-time dividend of $0.875 per share. This dividend was announced subsequent to the options granted in fiscal year 2006 and was not considered in the fair value calculations. Therefore, management believes that using a zero dividend rate in the valuation of the stock options granted during fiscal year 2006 is appropriate.

The Company’s fair value calculations for options granted in fiscal years ended 2005 and 2004, with the exception of the grant on February 11, 2005, were made using the Black-Scholes option pricing model with the following assumptions: expected life – approximately 48 months from the date of the grant; stock volatility – 55 to 57%, risk free interest rate of 3.0%; and, no dividends during the expected term.

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:

	Year End March 31,

	2006	2005	2004

Net income, as reported	$23,322	$16,109	$10,400
Add: Option compensation expense, net of tax	262	272	189
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(3,280)	(1,483)	(414)

Pro forma net income	$20,304	$14,898	$10,175

Net income per share:
Basic, as reported	$0.88	$0.63	$0.42

Basic, pro forma	$0.77	$0.58	$0.41

Diluted, as reported	$0.85	$0.61	$0.40

Diluted, pro forma	$0.74	$0.56	$0.39

Fair market value of option awards granted during period	$2,178	$12,707	$2,078

Had the Company used a different methodology to value its options, such as the binomial model, a different valuation may have been determined which may have changed the proforma expense.

Segment Disclosures. The Company presents reporting information regarding operating segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, vendor specific objective evidence, and income taxes and related credits and deductions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123. Statement 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values and the pro forma disclosure alternative is no longer allowable under Statement 123R. Subsequently, in April 2005, the Securities and Exchange Commission (SEC) changed the effective date from the first interim or annual reporting period beginning after June 15, 2005 to the first annual reporting period beginning after June 15, 2005. SFAS 123R will be applicable to the Company beginning April 1, 2006, and the Company intends to adopt the standard using the “modified prospective” method. The “modified prospective” method requires compensation costs to be recognized, beginning with the effective date of adoption, for a) all share-based payments granted after the effective date and b) awards granted to employees prior to the effective date of the statement that remain unvested on the effective date. As permitted by SFAS 123 we have historically accounted for share-based payments to employees using the intrinsic value method prescribed in APB No. 25 “Accounting for Stock Issued to Employees”, and as such, generally have recognized no compensation cost for employee equity incentives. Accordingly, the adoption of SFAS 123R will have an impact on the Company’s results of operations, although it will have no impact on our overall liquidity. The impact of the adoption of SFAS 123R for currently outstanding but unvested options is approximately $7,867 based on the estimated fair values used to prepare the proforma information above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current requirements. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption.

3. Intangible Assets – Capitalized Software Costs

As of March 31, 2006 and 2005, the Company had the following amounts related to intangible assets with definite lives:

	As of March 31,

(in thousands)	2006	2005

Capitalized software development (3 yrs):
Gross carry amount	$16,584	$13,287
Accumulated amortization	(11,413)	(8,953)

Net capitalization software development	$5,171	$4,334

Aggregate amortization expense during year ended March 31	$2,460	$1,952

Information related to net capitalized software costs is as follows:

	As of March 31,

(in thousands)	2006	2005

Beginning of year	$4,334	$3,608
Capitalization	3,297	2,678
Amortization	(2,460)	(1,952)

End of year	$5,171	$4,334

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of March 31, 2006 (in thousands):

For the year ending March 31,

2007	$2,673
2008	1,803
2009	695

Total	$5,171

4. Cash and Cash Equivalents

At March 31, 2006 and 2005, the Company had cash and cash equivalents of $57,225 and $51,157 respectively, invested in both a major national brokerage firm's institutional fund that specializes in U.S. government securities and commercial paper with high credit ratings, and short term U.S. treasury securities.

Interest income for each of the three years ended March 31 consists of the following:

(in thousands)	Year Ended

	March 31, 2006	March 31, 2005	March 31, 2004

Interest income	$2,108	$876	$386

5. Composition of Certain Financial Statement Captions
(in thousands)

Accounts receivable are summarized as follows:

	March 31, 2006	March 31, 2005

Accounts receivable, excluding undelivered maintenance and services	$29,832	$22,162
Undelivered software, maintenance and services billed in advance, included in deferred revenue	17,389	13,037

Accounts receivable, gross	47,221	35,199

Reserve for bad debts	(2,556)	(1,837)

Accounts receivable, net	$44,665	$33,362

Inventories are summarized as follows:

	March 31, 2006	March 31, 2005

Computer systems and components, net of reserve for obsolescence of $304 and $146, respectively	$539	$891
Miscellaneous parts and supplies	22	69

Inventories, net	$561	$960

Equipment and improvements are summarized as follows:

	March 31, 2006	March 31, 2005

Computer and electronic test equipment	$7,501	$5,788
Furniture and fixtures	2,237	1,950
Leasehold improvements	597	187

	10,335	7,925
Accumulated depreciation and amortization	(6,596)	(5,228)

Equipment and improvements, net	$3,739	$2,697

Short and long-term deferred revenue are summarized as follows:

	March 31, 2006	March 31, 2005

Maintenance	$7,838	$4,639
Implementation services	23,792	17,471
Undelivered software and other	4,286	3,367

Deferred revenue	$35,916	$25,477

Accrued compensation and related benefits are summarized as follows:

	March 31, 2006	March 31, 2005

Bonus	$3,714	$1,998
Vacation	1,776	1,438

Accrued compensation and related benefits	$5,490	$3,436

Other current liabilities are summarized as follows:

	March 31, 2006	March 31, 2005

Customer deposits	$624	$527
Sales tax payable	575	833
Commission payable	519	625
Professional services	224	417
Deferred rent	360	198
Accrued EDI expenses	470	419
Other accrued expenses	1,040	1,002

Other current liabilities	$3,812	$4,021

6. Income Taxes

During the year ended March 31, 2006 and 2005, the Company claimed research and development tax credits of $821 and $493, respectively. For the year ended March 31, 2006, we are claiming a deduction of $840 for the newly-created qualified production activities income deduction under Section 199 of the Internal Revenue Service Code. The Company is claiming these credits on its tax returns. Research and development credit and the qualified production activities income deduction taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax codes.

The provision (benefit) for income taxes consists of the following components:

(in thousands)	Year Ended March 31,

	2006	2005	2004

Current:
Federal taxes	$12,824	$5,365	$5,551
State taxes	3,256	1,438	1,310

Total	16,080	6,803	6,861

Deferred:
Federal taxes	(1,168)	2,040	(179)
State taxes	(308)	537	(56)

Total	(1,476)	2,577	(235)

Total	$14,604	$9,380	$6,626

The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

(in thousands)	Year Ended March 31,

	2006	2005	2004

Federal income tax statutory rate	35.0%	35.0%	35.0%

Increase (decreases) resulting from:
State income taxes	5.0	4.6	4.9
Research & development tax credits	(2.3)	(4.3)	(1.0)
Qualified production activities income deduction	(0.8)	—	—
Other	1.6	1.5	—

Effective income tax rate	38.5%	36.8%	38.9%

The net deferred tax assets in the accompanying consolidated balance sheets consist of the following at March 31, 2006 and 2005:

(in thousands)	As of March 31,

	2006	2005

Deferred tax assets:
Deferred revenue and bad debt allowance	$3,336	$1,081
Inventory valuation	198	195
Purchased in-process research and development	1,797	2,038
Intangible assets	126	118
Accrued compensation & benefits	606	903
Deferred compensation	745	517
State income taxes	176	—
Other	327	102

Total deferred tax assets	7,311	4,954

Deferred tax liabilities:
Accelerated depreciation	(916)	(1,791)
Capitalized software	(2,229)	(1,469)
Prepaid expense	(1,121)	—
State income taxes	—	(189)
Other	(64)	—

Total deferred tax liabilities	(4,330)	(3,449)

Total deferred tax assets, net	$2,981	$1,505

The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items which give rise to the deferred amount. No valuation allowance has been made against the deferred tax assets as management expects to receive the full benefit of the assets recorded.

7. Employee Benefit Plans and Employment Agreements

The Company has a 401 (k) plan available to substantially all of its employees. Participating employees may defer up to the IRS limit based on the IRS Code per year. The annual contribution is determined by a formula set by the Company’s Board of Directors and may include matching and/or discretionary contributions. The retirement plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $202, $162 and $161 were made by the Company to the 401 (k) plan for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

The Company has a deferred compensation plan (the Deferral Plan) for the benefit of officers and employees who qualify for inclusion. Participating employees may defer between five and 50% of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees. Each employee’s deferrals together with earnings thereon are accrued as part of the long-term liabilities of the Company. Investment decisions are made by each participating employee from a family of mutual funds. To offset this liability, the Company has purchased life insurance policies on most of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The net cash surrender value of the life insurance policies and an equal amount of related Company obligation for deferred compensation was $1,653 and $1,202 at March 31, 2006 and 2005, respectively. The values of the life insurance policies and the related Company obligation are included on the balance sheet in other long term assets and deferred compensation, respectively. The Company made contributions of $25, $13 and $12 to the Deferral Plan for each of the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

The Company has a voluntary employee stock contribution plan for the benefit of full time employees. The plan is designed to allow employees to acquire shares of the Company’s common stock through automatic payroll deduction. Each eligible employee may authorize the withholding of up to 10% of his/her gross payroll each pay period to be used to purchase shares on the open market by a broker designated by the Company. In addition, the Company will match 5% of each employee’s contribution and will pay all brokerage commissions and fees in connection with each purchase. The amount of the Company match is discretionary and subject to change. The plan is not intended to be an employee benefit plan under the Employee Retirement Income Security Act of 1974, and is therefore not required to comply with that Act. Contributions of approximately $14, $6 and $3 were made by the Company for fiscal years ended March 31, 2006, 2005 and 2004, respectively.

The Company has an Employment Agreement (“Agreement”) with Mr. Louis E. Silverman dated July 20, 2000 which details the terms of his employment as its Chief Executive Officer. Under the terms of the Agreement, Mr. Silverman was eligible for a cash bonus of up to 50% of his annual base compensation based on performance goals established jointly between himself and the Board of Directors. The Board of Directors has subsequently approved a bonus program that contains a provision that makes Mr. Silverman eligible for a cash bonus that is greater than that set forth in the Agreement.

Mr. Silverman’s employment may be terminated for any reason by himself or the Company upon 60 days written notice. Should Mr. Silverman terminate his employment due to the Company’s breach of the Agreement he will be entitled to (i) a lump sum payment equal to six months base compensation; and (ii) immediate vesting of an additional 25% of all granted, but unvested stock options. Should Mr. Silverman’s employment be terminated without cause or by himself for good reason, he will be entitled to (i) unpaid base compensation and vacation earned and accrued through his date of termination plus a lump sum equal to six months base compensation, (ii) any other performance bonus earned and not paid, and (iii) 12 months worth of accelerated vesting of stock options granted pursuant to the agreement. Should Mr. Silverman’s employment be terminated due to a “change of control” he will be entitled to (i) unpaid base compensation and vacation earned plus a lump sum payment equal to six months base compensation; (ii) any performance bonus earned but not paid; and (iii) immediate vesting of all unvested options. A “change of control” is defined as the earliest occurrence of any of the following events: the direct or indirect sale, lease, exchange or other transfer of 35% or more of the total assets of the Company, the merger or consolidation of the Company with another company with the effect that the shareholders of the Company immediately prior to the merger hold less than 51% of the combined voting power of the then outstanding securities of the surviving company; the replacement of a majority of the Company’s Directors without the approval of the Board of Directors; the purchase of 25% or more of the combined voting power of the outstanding securities of the Company with the exception of the purchase of securities by Sheldon Razin or Ahmed Hussein of shares owned by either Sheldon Razin or Ahmed Hussein. The Agreement also grants immediate vesting of all unvested options should a change of control occur whether or not Mr. Silverman’s employment is terminated.

8. Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock have been reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At March 31, 2006, 133,300 shares were available for future grant under the 1998 Plan. As of March 31, 2006, there were 1,798,372 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, both incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other stock based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless sooner terminated by the Board. At March 31, 2006, 2,400,000 shares were available for future grant under the 2005 Plan. As of March 31, 2006, there were no outstanding options related to this Plan.

On October 5, 2005, the Board of Directors granted a total of 124,000 stock options under the Company’s 1998 Stock Option Plan to non-management Directors pursuant to the Company’s previously announced compensation plan for non-management directors, at an exercise price equal to the market price of the Company’s common stock on the date of the grant ($34.065 per share). The options fully vested on January 5, 2006 and expire on October 5, 2012. No compensation expense has been recorded for these options.

On August 8, 2005, the Board of Directors granted 19,000 options under the Company’s 1998 Stock Option Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of the grant ($32.445 per share). The options vest in four equal annual installments beginning August 8, 2006 and expire on August 8, 2012. No compensation expense has been recorded for these options.

On February 11, 2005, the Board of Directors granted 1,044,900 options under the 1998 plan to selected employees and to Directors (14,000 for each Director) at an exercise price equal to the market price of the Company’s Common Stock on the date of grant ($19.34 per share). The options granted to employees vest in four annual installments beginning February 11, 2006 and expire on February 11, 2012. The options granted to Directors fully vested on May 11, 2005 and expire on February 11, 2012. No compensation expense has been recorded for these options.

On September 21, 2004, the Board of Directors granted 70,000 options under the 1998 plan to Directors (10,000 for each Director) at an exercise price equal to the market price of the Company’s Common Stock on the date of the grant ($12.75 per share). The options fully vested on March 21, 2005 and expire on September 21, 2009. No compensation expense has been recorded for these options.

On September 3, 2004, the Board of Directors granted 60,000 options under the 1998 plan to selected employees at an exercise price equal to the market price of the Company’s Common Stock on the date of the grant ($11.855 per share). The options vest in four equal annual installments beginning September 3, 2005 and expire on September 3, 2009. No compensation expense has been recorded for these options.

On June 10, 2004, the Board of Directors granted 600,000 options under the 1998 plan to selected employees at an exercise price equal to the market price of the Company’s Common Stock on the date of the grant ($11.67 per share). The options vest in four equal annual installments beginning June 10, 2005 and expire on June 10, 2009. No compensation expense has been recorded for these options.

On October 29, 2003, the Board of Directors granted 240,000 options under the 1998 plan to employees at an exercise price of $3.865 per share. The options vest in four equal annual installments beginning October 29, 2004 and expire on October 29, 2008. Based on the closing share price of the Company’s stock on October 29, 2003 ($11.04 per share), this option grant will result in compensation expense of up to $1,722 (assuming all employees granted options continue their employment at the Company throughout the entire four year vesting period) to be amortized evenly over the next four years ending October 2007. During the years ended March 31, 2006, 2005 and 2004, the Company recognized compensation expense of $428, $431 and $180 related to these options.

During the years ended March 31, 2006, 2005 and 2004, the Company received tax benefit from the exercise of stock options of $4,831, $2,680, and $1,454 respectively.

On October 29, 2003, the Board of Directors granted 14,000 options under the 1998 plan to Emad Zikry, a then Director of the Company, at an exercise price of $1.75 per share, as director fees solely for his service on the Board of Directors. The options vested immediately and expire on October 20, 2008. This option grant resulted in compensation expense of approximately $130 recorded in the quarter ended December 31, 2003 using the intrinsic value method.

A summary of option transactions under the 1998 Plan for the three years ended March 31, 2006 is as follows:

	2006		2005		2004

	Options	Weighted -Average Exercise Price	Options	Weighted -Average Exercise Price	Options	Weighted -Average Exercise Price

Outstanding, beginning of year	2,169,444	$13.89	1,322,348	$2.63	1,792,308	$2.19

Granted	143,000	33.85	1,774,900	16.23	254,000	3.75
Exercised	(486,772)	9.20	(920,556)	2.29	(692,960)	1.89
Canceled	(27,300)	12.37	(7,248)	2.03	(31,000)	2.25

Outstanding, end of year	1,798,372	$16.78	2,169,444	$13.89	1,322,348	$2.63

Available for future grants	133,300		276,300		2,051,200

The majority of the outstanding stock options vest ratably over a four-year period commencing from the respective option grant dates. Stock options outstanding at March 31, 2006 are summarized as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.81 to $3.87	143,558	2.27	$3.70	23,558	$2.88

$11.67 to $12.75	585,910	3.24	$11.77	99,910	$12.21

$19.34 to $19.34	925,904	5.87	$19.34	223,829	$19.34

$32.45 to $34.07	143,000	6.50	$33.85	124,000	$34.07

	1,798,372			471,297

9. Commitments and Contingencies

Litigation. The Company is a party to various legal proceedings incidental to its business, none of which are considered by management to be material.

Rental Commitments. The Company leases facilities and offices under irrevocable operating lease agreements expiring at various dates through October 2011. Rent expense for the years ended March 31, 2006, 2005, and 2004 was $1,634, $1,285 and $1,226, respectively. Rental commitments under these agreements are as follows:

Year Ending March 31,

2007	$1,771
2008	2,137
2009	1,905
2010	1,903
2011 and beyond	2,688

$10,404

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

10. Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, deferred revenue and accrued liabilities. Management believes that the fair value of cash and cash equivalents, accounts receivable, accounts payable, deferred revenue, and accrued liabilities approximate their carrying values due to the short-term nature of these instruments.

11. Operating Segment Information

The Company has prepared operating segment information in accordance with SFAS 131 “Disclosures About Segments of an Enterprise and Related Information” to report components that are evaluated regularly by its chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Reportable operating segments include the NextGen Division and the QSI Division.

The accounting policies of the Company’s operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel related expenses, are not allocated to the individual segments by management. Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

Operating segment data for the three years ended March 31 was as follows:

(in thousands) Year Ended March 31,	QSI Division	NextGen Division	Unallocated Corp. Expenses	Consolidated

2006
Revenue	$15,544	$103,743	$—	$119,287
Operating income (loss)	3,610	40,245	(8,037)	35,818

2005
Revenue	15,367	73,594	—	88,961
Operating income (loss)	4,162	25,904	(5,453)	24,613

2004
Revenue	16,491	54,443	—	70,934
Operating income (loss)	$4,877	$15,789	$(4,026)	$16,640

12. Selected Quarterly Operating Results (unaudited)

The following table presents quarterly unaudited consolidated financial information for the eight quarters in the period ended March 31, 2006. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.

COMPARISON BY QUARTER *

(in thousands)	Quarter Ended (Unaudited)

	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06

Software, hardware and supplies	$8,819	$9,307	$9,781	$11,765	$12,973	$13,661	$10,835	$17,469
Implementation and training	2,265	2,300	1,889	2,402	2,490	3,031	2,615	3,157

Total system sales	11,084	11,607	11,670	14,167	15,463	16,692	13,450	20,626
Maintenance and other	6,759	7,022	7,681	8,483	8,863	9,676	9,992	11,269
Electronic data interchange	2,287	2,588	2,737	2,876	3,102	3,174	3,310	3,670

Total maintenance, EDI and Other	9,046	9,610	10,418	11,359	11,965	12,850	13,302	14,939

Total revenue	20,130	21,217	22,088	25,526	27,428	29,542	26,752	35,565
Cost of revenue:
Software, hardware and supplies	2,352	1,692	1,384	2,097	2,456	1,907	1,659	2,126
Implementation and training	1,392	1,579	1,575	1,754	1,824	1,942	1,975	2,347

Total cost of system sales	3,744	3,271	2,959	3,851	4,280	3,849	3,634	4,473
Maintenance and other	2,947	2,956	2,823	3,394	3,409	3,637	3,553	4,432
Electronic data interchange	1,410	1,710	1,733	1,871	2,062	2,125	2,216	2,158

Total cost of maintenance, EDI and other	4,357	4,666	4,556	5,265	5,471	5,762	5,769	6,590

Total cost of revenue	8,101	7,937	7,515	9,116	9,751	9,611	9,403	11,063

Gross profit	12,029	13,280	14,573	16,410	17,677	19,931	17,349	24,502
Selling, general, & administrative	4,953	5,414	6,420	7,989	8,032	8,920	8,016	10,586
Research and development	1,612	1,818	1,707	1,766	1,741	1,977	2,208	2,161

Income from operations	5,464	6,048	6,446	6,655	7,904	9,034	7,125	11,755
Interest income	120	170	263	323	341	460	594	713

Income before provision for income taxes	5,584	6,218	6,709	6,978	8,245	9,494	7,719	12,468
Provision for income taxes	2,202	2,503	2,488	2,187	3,170	3,700	2,904	4,830

Net income	$3,382	$3,715	$4,221	$4,791	$5,075	$5,794	$4,815	$7,638

Net income per share – basic *	$0.13	$0.15	$0.16	$0.18	$0.19	$0.22	$0.18	$0.29
Net income per share – diluted *	$0.13	$0.14	$0.16	$0.18	$0.19	$0.21	$0.18	$0.28
Weighted average shares outstanding – basic	25,332	25,560	25,904	26,178	26,224	26,298	26,490	26,642
Weighted average shares outstanding – diluted	26,308	26,392	26,564	26,740	26,950	27,128	27,372	27,432

*	Will not add to annual EPS due to rounding

Schedule II
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(in thousands)

For the Year Ended	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

March 31, 2006	$1,837	$1,181	$(462)	$2,556
March 31, 2005	$1,293	$797	$(253)	$1,837
March 31, 2004	$990	$647	$(344)	$1,293

ALLOWANCE FOR INVENTORY OBSOLESCENSE
(in thousands)

For the Year Ended	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

March 31, 2006	$146	$179	$(21)	$304
March 31, 2005	$207	$160	$(221)	$146
March 31, 2004	$160	$54	$(7)	$207

INDEX TO EXHIBITS

10.23	Lease agreement between the Company and Von Karman Michelson Corporation dated September 6, 2005.

10.24	Fourth Amendment to lease agreement between the Company and Tower Place, L.P. dated September 22, 2005.

10.25	Second Amendment to lease agreement between the Company and HUB Properties LLC dated February 14, 2006.

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.