Form 10-Q
period 2006-06-30
QUALITY SYSTEMS INC
filed 2006-08-04
CIK 708818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 0-13801 QUALITY SYSTEMS, INC. (Exact name of Registrant as specified in its charter)

California	95-2888568
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18191 Von Karman Avenue, Irvine California 92612
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 255-2600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filers, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act. (Check one): Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date: 26,737,742 shares of Common Stock, $0.01 par value, as of June 29, 2006.

PART I CONSOLIDATED FINANCIAL INFORMATION ITEM 1 – FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	JUNE 30, 2006	MARCH 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$66,954	$57,225
Accounts receivable, net	48,229	44,665
Inventories, net	852	561
Income tax receivable	—	1,195
Net current deferred tax assets	1,680	1,824
Other current assets	2,700	2,912

Total current assets	120,415	108,382

Equipment and improvements, net	3,953	3,739
Capitalized software costs, net	5,494	5,171
Net deferred tax assets	1,273	1,157
Goodwill	1,840	1,840
Other	2,086	1,958

Total assets	$135,061	$122,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,328	$2,934
Deferred revenue	35,090	34,422
Accrued compensation and related benefits	4,410	5,490
Income tax payable	3,707	—
Other current liabilities	4,643	3,812

Total current liabilities	50,178	46,658

Deferred revenue, net of current	1,744	1,494
Deferred compensation	1,789	1,686

Total liabilities	53,711	49,838

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; authorized 50,000 shares; issued and outstanding 26,737 and 26,711 shares at June 30, 2006 and March 31, 2006, respectively	267	267
Additional paid-in capital	54,263	53,675
Retained earnings	26,820	19,151
Deferred compensation	—	(684)

Total shareholders’ equity	81,350	72,409

Total liabilities and shareholders’ equity	$135,061	$122,247

See accompanying condensed notes to consolidated financial statements.
1

QUALITY SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED

	JUNE 30, 2006	JUNE 30, 2005

Revenues:
Software, hardware and supplies	$15,029	$12,973
Implementation and training services	2,954	2,490

System sales	17,983	15,463

Maintenance and other services	14,114	8,863
Electronic data interchange services	3,977	3,102

Maintenance, EDI and other services	18,091	11,965

Total revenue	36,074	27,428

Cost of revenue:
Software, hardware and supplies	1,689	2,456
Implementation and training services	1,963	1,824

Total cost of system sales	3,652	4,280

Maintenance and other services	5,025	3,409
Electronic data interchange services	2,780	2,062

Total cost of maintenance, EDI and other services	7,805	5,471

Total cost of revenue	11,457	9,751

Gross profit	24,617	17,677

Operating expenses:
Selling, general and administrative	10,200	8,032
Research and development costs	2,318	1,741

Total operating expenses	12,518	9,773

Income from operations	12,099	7,904

Interest income	667	341

Income before provision for income taxes	12,766	8,245
Provision for income taxes	5,097	3,170

Net income	$7,669	$5,075

Net income per share:
Basic	$0.29	$0.19
Diluted	$0.28	$0.19

Weighted average shares outstanding, basic	26,714	26,224
Weighted average shares outstanding, diluted	27,232	26,950

See accompanying condensed notes to consolidated financial statements.
2

QUALITY SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED

	JUNE 30, 2006	JUNE 30, 2005

Cash flows from operating activities:
Net income	$7,669	$5,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	422	332
Amortization of capitalized software costs	722	562
Provision for bad debts	129	254
Provision for inventory obsolescence	—	10
Non-cash stock-based compensation	825	107
Deferred income taxes	28	—
Tax benefit from disqualifying dispositions of stock options	66	—
Excess tax benefit from share based compensation	(55)	—
Changes in assets and liabilities:
Accounts receivable	(3,693)	(4,207)
Inventories	(291)	206
Income tax receivable	1,195	15
Other current assets	212	(735)
Other assets	(128)	(18)
Accounts payable	(606)	445
Deferred revenue	918	2,267
Accrued compensation and related benefits	(1,080)	(213)
Income taxes payable	3,707	2,614
Other current liabilities	831	758
Deferred compensation	103	167

Net cash provided by operating activities	10,974	7,639

Cash flows from investing activities:
Additions to capitalized software costs	(1,045)	(857)
Additions to equipment and improvements	(636)	(584)

Net cash used in investing activities	(1,681)	(1,441)

Cash flows from financing activities:
Dividends paid	—	(14)
Excess tax benefit from share based compensation	55	—
Proceeds from the exercise of stock options	381	168

Net cash provided by financing activities	436	154

Net increase in cash and cash equivalents	9,729	6,352

Cash and cash equivalents at beginning of period	57,225	51,157

Cash and cash equivalents at end of period	$66,954	$57,509

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$125	$572

See accompanying condensed notes to consolidated financial statements.
3

QUALITY SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( UNAUDITED)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2006 and for the three months ended June 30, 2006 and 2005, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the audited financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Amounts related to disclosures of March 31, 2006 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to dollar amounts in this financial statement section are in thousands, except share and per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with fiscal year 2007 presentation.

2.     Stock Split

On January 31, 2006, the Board of Directors declared a 2-for-1 stock split with respect to the Company’s outstanding shares of common stock. The stock split record date was March 3, 2006 and the stock began trading post split on March 27, 2006. References to share and per share data contained in the consolidated financial statements have been retroactively adjusted to reflect the stock split.

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

The Company bills for the entire contract amount upon contract execution. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of our arrangements must include the following characteristics:

•
The fee must be negotiated at the outset of an arrangement, and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users.

•
Payment terms must not be considered extended. If a significant portion of the fee is due more than 12 months after delivery or after the expiration of the license, the fee is presumed not fixed and determinable.

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

The Company has historically offered short-term rights of return of less than 20 days in certain sales arrangements. Based on historical experience with similar types of sales transactions bearing these short-term rights of return, no accrual for system sales returns were recorded. However if required, product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48). The Company also ensures that the other criteria in SFAS 48 have been met prior to recognition of revenue: the price is fixed or determinable; the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment; the customer’s obligation would not change in the event of theft or damage to the product; the customer has economic substance; the amount of returns can be reasonably estimated; and we do not have significant obligations for future performance in order to bring about resale of the product by the customer.

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

Cash and cash equivalents. Cash and cash equivalents generally consist of cash, money market funds and short term U.S. Treasuries with original maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears minimal risk. The average maturity of the investments owned by the money market fund is approximately two months.

Allowance for doubtful accounts.  The Company provides credit terms typically ranging from thirty days to less than twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs credit evaluations of its customers and maintains reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management’s estimate of the probability of collection for certain troubled accounts. General reserves are established based on the Company’s historical experience of bad debt expense and the aging of the Company’s accounts receivable balances net of deferred revenues and specifically reserved accounts. Accounts are written off as uncollectible only after the Company has expended extensive collection efforts.

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

Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Statement of Income for the three months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2006 was $825, which consisted of stock-based compensation expense related to employee stock options. The $825 includes $107 expensed under APB 25 for “in the money” options issued prior to the adoption of SFAS 123R. Excess tax benefits from employee stock options are presented as cash outflows from operating activities and cash inflows from financing activities. At time of adoption, the Company has not elected which method to calculate the beginning additional paid-in capital (APIC) pool, which is the amount that would have been in the APIC account if the Company had recognized costs for stock-based compensation using SFAS 123 since 1995, the effective date of SFAS 123. The Company will make an affirmative election on the method during fiscal year 2007.

The impact of adopting SFAS 123R had the following cumulative effects:

(in thousands except per share data)
Change on income before income taxes	$718
Change on net income	$550
Change on cash flow from operations	$(55)
Change on cash flow from financing	$55
Change on basic earnings per share	$0.02
Change on diluted earnings per share	$0.02

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s Consolidated Statement of Income. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As previously allowed under SFAS 123, the Company only adopted the disclosure requirements of SFAS 123, which established a fair-value-based method of accounting for stock-based employee compensation plans. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three months ended June 30, 2005.

THREE MONTHS ENDED June 30,2005

Report net earnings	$5,075
Add: Option compensation expense, net of tax	65
Less: stock-based compensation expense determined under fair value-based method for all awards	(607)

Pro forma net earnings	$4,533

Basic earnings per share:
Reported	$0.19

Pro forma	$0.17

Diluted earnings per share:
Reported	$0.19

Pro forma	$0.17

In arriving at the stock-based compensation expense reported above, the Company utilized the Black-Scholes valuation model for estimating fair value with the following assumptions: expected life – approximately 48 – 57 months from the date of the grant; stock volatility – 47.7 – 57.0%, risk free interest rate of 3.0 – 3.7% and no dividends during the expected term. For stock options issued subsequent to March 31, 2006, the Company intends to use the simplified method for estimating expected term, which derives a term equal to the midpoint between the vesting period and the contractual term as allowed by SAB 107. Prior to using the simplified method, the Company estimated the expected term of an option. The Company estimates volatility by using the weighted average historical volatility of the Company’s common stock which the Company believes approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term input to the Black Scholes model. Although the Company announced a one-time $0.75 per share dividend on January 31, 2005, no commitment to any future dividends was made at the time the dividend was announced and no commitment to any future dividends existed at the times the options were granted. The Company had not paid a dividend to its shareholders prior to the one-time dividend announced on January 31, 2005. On January 31, 2006, the Company announced a one-time dividend of $0.875 per share. This dividend was announced subsequent to the options granted in fiscal year 2006 and was not considered in the fair value calculations of such options. Therefore, management believes that using a zero dividend rate in the valuation of the stock options granted during fiscal year 2006 is appropriate.

The historical pro forma impact of applying the fair value method prescribed by SFAS 123 may not be representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

The following table shows total stock-based employee compensation expense included in the Consolidated Statement of Income for the three month period ended June 30, 2006.

Three months ended June 30, 2006

Costs and expenses:
Cost of revenue	$117
Research and development	197
Selling, general and administrative	511

Total stock based compensation for the quarter	825
Amounts capitalized in software development costs	(14)

Amounts charged against earnings, before income tax benefit	$811

Amount of related income tax benefit recognized in earnings	$211

4.     Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effects of adopting Interpretation No. 48.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

5.     Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the consolidated balance sheet as part of the deferred revenue balance.

	June 30, 2006	March 31, 2006

Accounts receivable, excluding undelivered maintenance and services	$32,549	$29,832
Undelivered software, maintenance and services billed in advance, included in deferred revenue	18,365	17,389

Accounts receivable, gross	50,914	47,221
Reserve for bad debts	(2,685)	(2,556)

Accounts receivable, net	$48,229	$44,665

Inventories are summarized as follows:

	June 30, 2006	March 31, 2006

Computer systems and components, net of reserve for obsolescence of $304, respectively	$830	$539
Miscellaneous parts and supplies	22	22

Inventories, net	$852	$561

Other current liabilities are summarized as follows:

	June 30, 2006	March 31, 2006

Customer deposits	$1,554	$624
Sales tax payable	563	575
Commission payable	493	519
Deferred rent	487	360
Professional services	81	224
Accrued EDI expenses	—	470
Other accrued expenses	1,465	1,040

Other current liabilities	$4,643	$3,812

Accrued compensation and related benefits are summarized as follows:

	June 30, 2006	March 31, 2006

Bonus	$2,472	$3,714
Vacation	1,938	1,776

Accrued compensation and related benefits	$4,410	$5,490

Short and long-term deferred revenue are summarized as follows:

	June 30, 2006	March 31, 2006

Maintenance	$8,479	$7,838
Implementation services	23,568	23,792
Undelivered software and other	4,787	4,286

Deferred Revenue	$36,834	$35,916

6.     Intangible Assets – Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company does not amortize goodwill as the goodwill has been determined to have indefinite useful life. The balance of goodwill is related to the Company’s NextGen Healthcare Information Systems Division (NextGen or Division), which was acquired by virtue of two acquisitions completed in May of 1996 and

1997, respectively.  In accordance with SFAS 142, the Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2006 (the annual assessment date) was impaired. Assessments are performed annually unless there is a triggering event which would require an earlier assessment. The fair value of NextGen was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

7.     Intangible Assets – Capitalized Software Development Costs

The Company had the following amounts related to capitalized software development:

	June 30, 2006	March 31, 2006

Gross carrying amount	$17,629	$16,584
Accumulated amortization	(12,135)	(11,413)

Net capitalization software development	$5,494	$5,171

Aggregate amortization expense during the three and twelve month period ended	$722	$2,460

Activity related to net capitalized software costs for the three month period ended June 30, 2006 is as follows:

	June 30, 2006	June 30, 2005

Beginning of the period	$5,171	$4,334
Capitalization	1,045	857
Amortization	(722)	(562)

End of the period	$5,494	$4,629

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of June 30, 2006:

For the year ended March 31,
2007	$2,212
2008	2,152
2009	1,043
2010	87

Total	$5,494

8.     Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant and expire no later than seven years from the grant date. Options granted will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months, respectively. Certain other option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At June 30, 2006, 133,300 shares were available for future grant under the 1998 Plan. As of June 30, 2006, there were 1,772,172 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, both incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other stock based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant and expire no later than seven years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement granting such options under the 2005 Plan provided that no option shall be exercisable more than ten years after the date of its grant. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless sooner terminated by the Board. At June 30, 2006, 2,400,000 shares were available for future grant under the 2005 Plan. As of June 30, 2006, there were no outstanding options related to this Plan.

A summary of stock option transactions is as follows during the quarter ended June 30, 2006:

	Number of Shares	Weighted -Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, April 1, 2006	1,798,372	$16.78	4.78
Granted	—	—	—
Exercised	(26,200)	$14.57	4.12
Forfeited/Canceled	—	—	—
Outstanding, June 30, 2006	1,772,172	$16.81	4.54	$35,458

Exercisable, June 30, 2006	593,097	$18.86	4.56	$10,652

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. During the three months ended June 30, 2006, no options were granted under the stock option plans. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 2.5% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

Non-vested stock award activity including awards for the three month period ended June 30, 2006 is summarized as follows:

	Non-vested Number of Shares	Weighted -Average Grant Date Fair Value per Share

Non-vested, April 1, 2006	1,327,075	7.34
Granted	—	—
Vested	(148,000)	4.90
Forfeited/Canceled	—	—

Non-vested, June 30, 2006	1,179,075	7.64

As of June 30, 2006, $7,042 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 4.53 years. This amount does not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage. The total fair value of shares vested during the quarter June 30, 2006 was $726.

9.     Income Taxes

The provision for income taxes for the three months ended June 30, 2006 was $5,097 as compared to $3,170 for the year ago period. The effective tax rates for the three months ended June 30, 2006 and 2005 were 39.9% and 38.4%, respectively. The provision for income taxes for the three months ended June 30, 2005 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, and research and development tax credits. The effective rate for the three months ended June 30, 2006 increased from the prior year. As a result of the expiration of the income tax credit for research and development expenditures, no benefit for research and development tax credits was made in the provision for the June 30, 2006 quarter. In addition, the Company adopted FASB 123R which resulted in $300 in non-deductible option expense related to incentive stock options.  These two factors were slightly offset by the qualified production activities deduction which was not available in the prior year.

10.     Net Income Per Share

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods indicated. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that the Company’s outstanding options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

	THREE MONTHS ENDED JUNE 30,

	2006	2005

Net income	$7,669	$5,075
Basic net income per common share:
Weighted average of common shares outstanding	26,714	26,224
Basic net income per common share	$0.29	$0.19

Net income	$7,669	$5,075
Diluted net income per common share:
Weighted average of common shares outstanding	26,714	26,224
Effect of potentially dilutive securities (options)	518	726

Weighted average of common shares outstanding-diluted	27,232	26,950
Diluted net income per common share	$0.28	$0.19

The computation of diluted earning per share does not include 143,000 options because their inclusion would have an anti-dilutive effect on earnings per share.

11.     Operating Segment Information

The Company has prepared operating segment information in accordance with Statement of Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131) to report components that are evaluated regularly by the Company’s chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include its NextGen Healthcare Information Systems Division and the QSI Division.

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

Operating segment data for the three month period ended June 30, 2006 and 2005 is as follows:

	THREE MONTHS ENDED JUNE 30,

	2006	2005

Revenue:
QSI Division	$3,890	$3,833
NextGen Division	32,184	23,595

Consolidated revenue	$36,074	$27,428

	THREE MONTHS ENDED JUNE 30,

	2006	2005

Income (loss) from operations:
QSI Division	$913	$717
NextGen Division	13,394	8,703
Unallocated corporate expenses	(2,208)	(1,516)

Consolidated operating income	$12,099	$7,904

12.     Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2006. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

13.     Guarantees

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

The Company’s standard sales agreements in the NextGen Division contain an indemnification provision pursuant to which it shall indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, any copyright or other intellectual property infringement claim by any third party with respect to its software. The QSI Division arrangements occasionally utilize this type of language as well. As the Company has not incurred any significant costs to defend lawsuits or settle claims related to these indemnification agreements, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnification obligations.

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

The Company has entered into marketing assistance agreements with existing users of the Company’s products which provide the opportunity for those users to earn commissions if and only if they host specific site visits upon our request for prospective customers which directly result in a purchase of our software by the visiting prospects. Amounts earned by existing users under this program are treated as a selling expense in the period in which commissionable software has been recognized as revenue.

14.     Subsequent Events

On July 25, 2006, the Board of Directors approved an equity incentive plan for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in EPS performance and revenue growth during fiscal year 2007. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vest in four equal installments commencing one year following the date of grant. The maximum number of options available under the performance based stock option plan is 115,000.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this quarterly report may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals, and interested persons are urged to review any new risks which may be described in “Risk Factors” set forth herein and other risk factors appearing in our most recent filing on Form 10-K, as supplemented by additional risk factors, if any, in our interim filings on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission.

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

Critical Accounting Policies and Estimates. The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including but not limited to those related to revenue recognition, uncollectible accounts receivable, intangible assets and software development cost, for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe revenue recognition, the allowance for doubtful accounts, capitalized software costs and stock based compensation are among the most critical accounting policies and estimates that impact our consolidated financial statements. We believe that our significant accounting policies, as described in Note 3 of our Condensed Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies”, should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We bill for the entire contract amount upon contract execution. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of our arrangements must include the following characteristics:

•
The fee must be negotiated at the outset of an arrangement, and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users.

•
Payment terms must not be considered extended. If a significant portion of the fee is due more than 12 months after delivery or after the expiration of the license, the fee is presumed not fixed and determinable.

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

The Company has historically offered short-term rights of return of less than 20 days in certain sales arrangements. Based on historical experience with similar types of sales transactions bearing these short-term rights of return, no accrual for system sales returns was recorded. However if required, product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48). We also ensures that the other criteria in SFAS 48 have been met prior to recognition of revenue: the price is fixed or determinable; the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment; the customer’s obligation would not change in the event of theft or damage to the product; the customer has economic substance; the amount of returns can be reasonably estimated; and we do not have significant obligations for future performance in order to bring about resale of the product by the customer.

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

Stock Based Compensation. On April 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service period in our Consolidated Statement of Income. We intend to use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term. Prior to using the simplified method, we estimated the expected term of an option. We estimate volatility by using the weighted average historical volatility of our common stock which we believe approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term input to the Black Scholes model.

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

The Company, a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980’s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid-1990’s we made two acquisitions that accelerated our penetration of the medical market. These two acquisitions formed the basis for what is today the NextGen Division. Today, we serve the medical and dental markets through our two divisions.

The two Divisions operate largely as stand-alone operations with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing, and branding. The two Divisions share the resources of the “corporate office” which includes a variety of accounting and other administrative functions. Additionally, there are a small number of clients who are simultaneously utilizing software from each of our two Divisions.

The QSI Division, co-located with our Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize the Division’s UNIX[1] based medical practice management software product.

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

Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen®3 product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGenemr), Enterprise Practice Management (NextGenepm), Enterprise Appointment Scheduling (NextGeneas), NextGen Image Control System (NextGenics), Realtime Transaction Server Server (NextGenrts), Electronic Data Interchange, System Interfaces, OPTIK, NextGen Edits, NextGen RTF File Monitor, and a Patient-centric Web Portal solution (NextMD[4].com). NextGen also markets a version of NextGenemr with reduced capabilities (NextGen Express). NextGen products utilize

———————————————
[1]	UNIX is a registered trademark of the AT&T Corporation.

[2] Microsoft Windows, Windows NT, Windows 95, Windows 98, Windows XP, and Windows 2000 are registered trademarks of the Microsoft Corporation.

[3]	NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

[4]	NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.
17

Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or within an ASP environment.

In May 2006, the NextGen Division announced the launch of a new community network technology product called NextGen® Community Health Solution (NextGen CHS) and in fiscal year 2006 introduced a new service called Practice Solutions. This service provides billings services to single and group practice practitioners.

We continue to pursue product enhancement initiatives within each Division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 89.2% of our revenue for the first quarter of fiscal 2007 compared to 86.0% in the first quarter of fiscal 2006. The QSI Division accounted for 10.8% and 14.0% of revenue in the first quarter of fiscal 2007 and 2006, respectively. The NextGen Division’s year over year revenue grew at 36.4% and 46.1% in the first quarter of fiscal 2007 and 2006, respectively, while the QSI Division’s year over year revenue increased by 1.5% and declined by 3.7% in the first quarter of fiscal 2007 and 2006, respectively.

In addition to the aforementioned software solutions which we offer through our two divisions, each division offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

Results of Operations

Overview of results

•
We have experienced significant growth in our total revenue as a result of growth in our NextGen Division. Consolidated revenue grew 31.5% in the three months ended June 30, 2006 versus 2005 and 36.2% in the three months ended June 30, 2005 versus 2004.

•
Consolidated income from operations grew 53.1% in the three months ended June 30, 2006 versus 2005 and 44.7% in the three months ended June 30, 2005 versus 2004. This performance was driven principally by the results in our NextGen Division.

•
We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

•
On April 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2006 was $0.8 million, which consisted of stock-based compensation expense related to employee stock options. The $0.8 million includes $0.1 million expensed under APB 25 for “in the money” options issued prior to the adoption of SFAS 123R. As of June 30, 2006, $7.0 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 4.53 years. These expenses will be allocated between cost of revenue, selling, general and administrative and research and development costs. This amount does not include the cost of new options that may be granted in future periods nor any changes in our forfeiture percentage.

NextGen Division

•
Our NextGen Division has experienced significant growth in revenue and operating income. Divisional revenue grew 36.4% in the three months ended June 30, 2006 versus 2005 and 46.1% in the three months ended June 30, 2005 versus 2004 while divisional operating income (excluding unallocated corporate expenses) grew 53.9% in the three months ended June 30, 2006 versus 2005 and 67.6% in the three months ended June 30, 2005 versus 2004.

•
During the three months ended June 30, 2006, we added staffing resources to departments including sales, support, implementation, and software development and intend to continue to do so during the remainder of fiscal year 2007.

•
Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

•
Our QSI Division revenue increased 1.5% in the three months ended June 30, 2006 versus 2005 and declined 3.7% in the three months ended June 30, 2005 versus 2004. The Division experienced a 27.3% increase in operating income (excluding unallocated corporate expenses) in the three months ended June 30, 2006 versus 2005 as compared to a 43.3% decrease in operating income in the three months ended June 30, 2005 versus 2004.

•	Our goals for the QSI Division include maximizing revenue and profit performance given the constraints represented by a weak purchasing environment in the dental group practice market.

The following table sets forth for the periods indicated, the percentage of revenues represented by each item in our Consolidated Statements of Income.

	THREE MONTHS ENDED JUNE 30,

	2006	2005

	(unaudited)	(unaudited)
Revenues:
Software, hardware and supplies	41.7%	47.3%
Implementation and training services	8.2	9.1

System sales	49.9	56.4

Maintenance and other services	39.1	32.3
Electronic data interchange services	11.0	11.3

Maintenance, EDI and other services	50.1	43.6

Total revenue	100.0	100.0

Cost of revenue:
Software, hardware and supplies	4.7	9.0
Implementation and training services	5.4	6.7

Total cost of system sales	10.1	15.7

Maintenance and other services	14.0	12.4
Electronic data interchange services	7.7	7.5

Total cost of maintenance, EDI and other services	21.7	19.9

Total cost of revenue	31.8	35.6

Gross profit	68.2	64.4

Selling, general and administrative	28.3	29.3
Research and development	6.4	6.3

Income from operations	33.5	28.8

Interest income	1.9	1.2

Income before provision for income taxes	35.4	30.1 **
Provision for income taxes	14.1	11.6

Net income	21.3%	18.5%

** does not add due to rounding

For the Three-Month Periods June 30, 2006 versus 2005

Net Income.  The Company’s net income for the three months ended June 30, 2006 was $7.7 million or $0.29 per share on a basic and $0.28 per share on a fully diluted basis. In comparison, we earned $5.1 million or $0.19 per share on a basic and fully diluted basis for the three months ended June 30, 2005.

Revenue.    Revenue for the three months ended June 30, 2006 increased 31.5% to $36.1 million from $27.4 million for the three months ended June 30, 2005. NextGen Division revenue increased 36.4% from approximately $23.6 million to approximately $32.2 million in the period, while QSI Division revenue increased by 1.5% during the period.

We divide revenue into two categories, “system sales” and “EDI, maintenance and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. Revenue in the EDI, maintenance and other services category includes EDI, maintenance and other revenue.

System Sales.   Company-wide sales of systems for the three months ended June 30, 2006, increased 16.3% to $18.0 million from $15.5 million in the prior year quarter.

Our increase in revenue from sales of systems was principally the result of a 16.4% increase in category revenue at our NextGen Division. Divisional sales in this category grew from $15.0 million during the quarter ended June 30, 2005 to $17.4 million during the quarter ended June 30, 2006. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as delivery of related implementation services, offset by a decline in sales of related hardware, third party software, and supplies.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by Division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Three months ended JUNE 30, 2006
QSI Division	$38	$400	$122	$560
NextGen Division	13,944	647	2,832	17,423

Consolidated	$13,982	$1,047	$2,954	$17,983

Three months ended JUNE 30, 2005
QSI Division	$51	$314	$126	$491
NextGen Division	11,186	1,422	2,364	14,972

Consolidated	$11,237	$1,736	$2,490	$15,463

NextGen Division software revenue increased 24.7% between the three months ended June 30, 2005 and the three months ended June 30, 2006. The Division’s software revenue accounted for 80.0% of divisional system sales revenue during the three months ended June 30, 2006, an increase from 74.7% in the prior year period. Sales of additional licenses to existing customers grew to $5.0 million during the three months ended June 30, 2006 compared to $1.3 million in the year ago period. The increase in software’s share of systems sales was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division and management was pleased with the Division’s performance in this area.

During the three months ended June 30, 2006, 3.7% of NextGen’s system sales revenue was represented by hardware and third party software compared to 9.5% in the same prior year period. We have noted that the last several quarter’s results have included a relatively lower amount of hardware and third party software compared to prior periods. However, this decrease was not and is not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 19.8% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The year over year growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The amount of implementation and training services revenue and the corresponding rate of growth compared to a prior period in any given quarter is dependant on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended June 30, 2006 versus 2005 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

The NextGen Division’s growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenemr and NextGenepm software products in fiscal years 2006 and 2005, as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

For the QSI Division, total system sales increased approximately $0.1 million in the three months ended June 30, 2006 versus June 30, 2005. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

EDI, Maintenance, and Other Services. For the three months ended June 30, 2006, Company-wide revenue from EDI, maintenance and other services grew 51.2% to $18.1 million from $12.0 million in the same period in the prior year. The increase in this category resulted from an increase in both EDI and maintenance and other revenue from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the three months ended June 30, 2006 grew 38.4% to $7.7 million from $5.5 million in the same year ago period, while EDI revenue grew 44.0% to $2.8 million compared to $1.9 million during the same prior year period. Other revenue for the three months ended June 30, 2006 grew to $4.7 million compared from $1.6 million in the year ago period. The increase was due primarily to purchases of additional training and other services by existing NextGen customers. QSI Division maintenance revenue declined 2.4% in the same period while QSI divisional EDI revenue increased by 2.5% between the same periods.

The following table details revenue included in the EDI, maintenance, and other category for the three month periods ended June 30, 2006 and 2005:

	EDI	Maintenance	Other	Total

Three months ended JUNE 30, 2006
QSI Division	$1,213	$1,727	$390	$3,330
NextGen Division	2,764	7,672	4,325	14,761

Consolidated	$3,977	$9,399	$4,715	$18,091

Three months ended JUNE 30, 2005
QSI Division	$1,183	$1,769	$390	$3,342
NextGen Division	1,919	5,542	1,162	8,623

Consolidated	$3,102	$7,311	$1,552	$11,965

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter as well as our relative success in retaining existing maintenance customers. NextGen’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. We intend to continue to promote maintenance and EDI services to both new and existing customers.

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended June 30, 2006 and 2005 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each Division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

JUNE 30, 2005	619	450	284	216	903	666
Billing sites added	280	232	5	17	285	249
Billing sites removed	(21)	(76)	(22)	(46)	(43)	(122)

JUNE 30, 2006	878	606	267	187	1,145	793

Cost of Revenue.  Cost of revenue for the three months ended June 30, 2006 increased 17.5% to $11.5 million from $9.8 million in the quarter ended June 30, 2005, while the cost of revenue as a percentage of net revenue decreased to 31.8% from 35.6% due to the fact that the rate of growth in cost of revenue grew slower than the aggregate revenue growth rate for the Company.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two Divisions:

	Hardware, Third Party Software	Payroll and related Benefits	Other	Total Cost of Revenue	Gross Profit

Three months ended JUNE 30, 2006
QSI Division	6.0%	19.2%	21.8%	47.0%	53.0%
NextGen Division	2.7	12.1	15.1	29.9	70.1

Consolidated	3.1%	12.9%	15.8%	31.8%	68.2%

Three months ended JUNE 30, 2005
QSI Division	13.3%	19.2%	20.9%	53.4%	46.6%
NextGen Division	6.5	11.2	14.9	32.6	67.4

Consolidated	7.5%	12.3%	15.8%	35.6%	64.4%

During the three months ended June 30, 2006, hardware and third party software constituted a smaller portion of consolidated revenue compared to the same year ago period driven principally by the composition of NextGen Division revenue. We have noted that the last several quarter’s results have included a relatively lower amount of hardware and third party software compared with prior periods. However, this reduction was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 12.9% of consolidated revenue in the three months ended June 30, 2006 compared to 12.3% during the three months ended June 30, 2005. The absolute level of consolidated payroll and benefit expenses grew from $3.4 million in the three months ended June 30, 2005 to $4.6 million in the three months ended June 30, 2006, an increase of 35% or $1.2 million. The adoption of SFAS 123R added approximately $0.1 million of compensation expense to cost of revenue. In addition, the increase was due primarily to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division where such expenses increased to $3.9 million in three months ended June 30, 2006 from $2.6 million in the three months ended June 30, 2005. Payroll and benefits expense associated with delivering products and services in the QSI Division during the three months ended June 30, 2006 and 2005 remained relatively unchanged at approximately $0.8 million.

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

“Other”, which consists of outside service costs, amortization of software development costs and other costs, remained at 15.8% of revenue during the three months ended June 30, 2006 and 2005.

Should the NextGen Division continue to represent an increasing share of our revenue and should the NextGen Division continue to carry higher gross profit than the QSI Division, our consolidated gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, the gross profit percentage for the Company and our two operating divisions increased for the three month period ended June 30, 2006 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended June 30, 2006 and 2005:

	Three months ended JUNE 30,		Three months ended JUNE 30,

	2006	%	2005	%

QSI Division Revenue	$3,890	100.0%	$3,833	100.0%
Cost of revenue	1,829	47.0	2,048	53.4

Gross profit	$2,061	53.0%	$1,785	46.6%

NextGen Division Revenue	$32,184	100.0%	$23,595	100.0%
Cost of revenue	9,628	29.9	7,703	32.6

Gross profit	$22,556	70.1%	$15,892	67.4%

Consolidated Revenue	$36,074	100.0%	$27,428	100.0%
Cost of revenue	11,457	31.8	9,751	35.6

Gross profit	$24,617	68.2%	$17,677	64.4%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2006 increased 27.0% to $10.2 million as compared to $8.0 million for the three months ended June 30, 2005. The increase in the amount of such expenses resulted primarily from a $0.6 million increase in compensation expense in the NextGen Division, $0.3 million increase in commission expense in the NextGen Division and a net $0.6 million increase in other selling, general and administrative expenses in the NextGen Division and a $0.7 million increase in corporate related expenses, which consisted primarily of $0.5 million increase in compensation expense and $0.2 million increase in insurance expense. The adoption of SFAS 123R added approximately $0.5 million of compensation expense to selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of revenue decreased from 29.3% in the three months ended June 30, 2005 to 28.3% in the three months ended June 30, 2006 due to the fact that the rate of growth in revenue was greater than the selling, general and administrative expense growth rate for the Company.

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

Research and Development Costs.  Research and development costs for the three months ended June 30, 2006 and 2005 were $2.3 million and $1.7 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. The adoption of SFAS 123R added approximately $0.2 million of compensation expense to research and development costs. Research and development costs as a percentage of net revenue increased slightly to 6.4% from 6.3% during the three months ended June 30, 2006. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income.   Interest income for the three months ended June 30, 2006 increased to approximately $0.7 million compared with $0.3 million in the three months ended June 30, 2005. Interest income in the three months ended June 30, 2006 increased primarily due to the effect of an increase in short term interest rates versus the prior year quarter as well as comparatively higher amounts of funds available for investment during the three months ended June 30, 2006.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds and short term U.S. Treasuries with original maturities of less than 90 days. Our Board of Directors may consider alternate uses for our cash including, but not limited to payment of a special dividend similar to one time dividend declared and paid in March 2006, initiation of a regular dividend, initiation of a stock buy-back program, an expansion of our investment policy to include investments with maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund an acquisition or other similar business activity. Any or all of these programs could significantly impact our investment income in future periods.

Provision for Income Taxes.  The provision for income taxes for the three months ended June 30, 2006 was $5.1 million as compared to $3.2 million for the year ago period. The effective tax rates for the three months ended June 30, 2006 and 2005 were 39.9% and 38.4%, respectively. The provision for income taxes for the three months ended June 30, 2005 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, and research and development tax credits. The effective rate for the three months ended June 30, 2006 increased from the prior year. As a result of the expiration of the income tax credits for research and development expenditures, no benefit for research and development tax credits was made in the provision for the June 30, 2006 quarter. In addition, the Company adopted FASB 123R which resulted in $0.3 million in non-deductible option expense related to incentive stock options. These two factors were slightly offset by the qualified production activities deduction which was not available in the prior year.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the three months ended June 30, 2006 and 2005:

	Three months ended JUNE 30,

	2006	2005

Cash and cash equivalents	$66,954	$57,509

Net increase in cash and cash equivalents during the three month period	$9,729	$6,352

Net income during the three month period	$7,669	$5,075

Net cash provided by operations during the three month period	$10,974	$7,639

Number of days of sales outstanding at start of the period	115	119

Number of days of sales outstanding at the end of the period	122	124

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, and stock option expenses.

The following table summarizes our statement of cash flows for the three month period ended June 30, 2006 and 2005:

	Three months ended JUNE 30,

	2006	2005

Net income	$7,669	$5,075

Non-cash expenses	2,137	1,265

Change in deferred revenue	918	2,267

Change in accounts receivable	(3,693)	(4,207)

Change in other assets and liabilities	3,943	3,239

Net cash provided by operating activities	$10,974	$7,639

Net Income

As referenced in the above table, net income makes up the majority of our cash generated from operations for the three month period ended June 30, 2006 and 2005. Our NextGen Division’s contribution to net income has increased each year due to that Division’s operating income increasing more quickly than the Company as a whole.

Non-Cash expenses

Non-cash expenses include depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, and stock option expenses. Total non-cash expenses grew by approximately $0.9 million between the three month periods ended June 30, 2006 and 2005. Approximately $0.7 million of the increase was related to stock option expense related to our adoption of SFAF 123R.

Deferred Revenue

Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue, but for which cash was received. Deferred revenue grew by approximately $0.9 million in the three month period ending June 30, 2006 versus $2.3 million in the year ago period.

Accounts Receivable

Accounts receivable grew by approximately $3.7 million and $4.2 million in the three month periods ending June 30, 2006 and 2005, respectively. The increase in accounts receivable in both periods is due to the following factors:

•	NextGen Division revenue grew 36.4% and 46.1% in the three month periods ended June 30, 2006 and 2005, respectively;

•
The NextGen Division constituted a larger percentage of our receivables at June 30, 2006 compared to March 31, 2006. Turnover of accounts receivable in the NextGen Division is slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is coming from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales; and

•
We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $1.0 million and $2.3 million in the three month periods ended June 30, 2006 and 2005, respectively.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) increased from 115 days to 122 days during the three month period ended June 30, 2006 and increased from 119 days to 124 days in the same period in 2005, primarily due to the above mentioned factors.

If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts received expressed as days sales outstanding would be 78 days as of June 30, 2006 and 73 days as of June 30, 2005. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the three months ended June 30, 2006, we anticipate being able to continue to generate cash from operations during fiscal 2007 primarily from the net income of the Company.

Cash flows from operating activities

Cash and cash equivalents increased by $9.7 million between March 31, 2006 and June 30, 2006 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $6.4 million during the three months ended June 30, 2005 compared to the same period in the prior year, also primarily as a result of cash generated by operating activities.

Cash flows from investing activities

Net cash used in investing activities for the three months ended June 30, 2006 and 2005 was $1.7 million and $1.4 million, respectively. Net cash used in investing activities for the three months ended June 30, 2006 and 2005 consisted of additions to equipment and improvements and capitalized software.

Cash flows from financing activities

During the three months ended June 30, 2006, we received proceeds of $0.4 million from the exercise of stock options and recorded a reduction in income tax liability of $0.1 million related to tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

Cash and cash equivalents

At June 30, 2006, we had cash and cash equivalents of $67.0 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

Management believes that its cash and cash equivalents on hand at June 30, 2006, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements in the ordinary course of business for the balance of fiscal 2007.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2006, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Contractual Obligations	Total	Less than a year	1-3 years	3-5 years	Beyond 5 years

Non-cancelable lease obligations	$10,812	$1,571	$4,342	$4,162	$737

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

The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006, our officers including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 and the rules thereunder.

During the quarter ended June 30, 2006, no significant changes have occurred in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. However, we are performing ongoing evaluations of our internal processes in order to find opportunities to further enhance our internal controls system.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings.

On May 22, 2006, Ahmed Hussein filed a notice of appeal with the California Superior Court (Orange County) in the case of Ahmed Hussein vs. Quality Systems, Inc. et. al. On March 24, 2006, Quality System, Inc. had prevailed in the Orange County Superior Court litigation brought by Mr. Hussein contesting the results of the Company’s 2005 Board of Directors election. In that case, Judge William M. Monroe issued a decision upholding the validity of the previously announced election results and finding that Mr. Hussein was not entitled to equitable relief. As of the date of this report, the appeal is still pending.

Item 1A.         Risk Factors.
No additional risk factors.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.            Defaults Upon Senior Securities.
None.

Item 4.            Submission of Matters to a Vote of Securities Holders.
None.

Item 5.            Other Information.
None.

Item 6.            Exhibits.

Exhibits:

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934,as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934,as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
27

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY SYSTEMS, INC.

Date:	August 3, 2006	By: /s/ Louis Silverman

Louis Silverman
Chief Executive Officer

Date:	August 3, 2006	By: /s/ Paul Holt

Paul Holt
Chief Financial Officer; Principal Accounting
Officer
28