Form 10-Q
period 2006-09-30
QUALITY SYSTEMS INC
filed 2006-11-03
CIK 708818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filers, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act.  (Check one): Large accelerated filer ☐                 Accelerated filer ☒                 Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date: 26,938,225 shares of Common Stock, $0.01 par value, as of November 1, 2006.

PART I

CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	SEPTEMBER 30, 2006	MARCH 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$74,700	$57,225
Accounts receivable, net	55,292	44,665
Inventories, net	856	561
Income tax receivable	54	1,195
Net current deferred tax assets	1,807	1,824
Other current assets	2,814	2,912

Total current assets	135,523	108,382

Equipment and improvements, net	4,192	3,739
Capitalized software costs, net	5,852	5,171
Net deferred tax assets	1,257	1,157
Goodwill	1,840	1,840
Other	2,386	1,958

Total assets	$151,050	$122,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,389	$2,934
Deferred revenue	37,853	34,422
Accrued compensation and related benefits	4,497	5,490
Other current liabilities	6,561	3,812

Total current liabilities	52,300	46,658

Deferred revenue, net of current	1,497	1,494
Deferred compensation	1,932	1,686

Total liabilities	55,729	49,838

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; authorized 50,000 shares; issued and outstanding 26,934 and 26,711 shares at September 30, 2006 and March 31, 2006, respectively	269	267
Additional paid-in capital	59,895	53,675
Retained earnings	35,157	19,151
Deferred compensation	—	(684)

Total shareholders’ equity	95,321	72,409

Total liabilities and shareholders’ equity	$151,050	$122,247

See accompanying condensed notes to consolidated financial statements.
1

QUALITY SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005

Revenues:
Software, hardware and supplies	$16,737	$13,661	$31,766	$26,634
Implementation and training services	2,848	3,031	5,802	5,521

System sales	19,585	16,692	37,568	32,155

Maintenance	9,639	7,360	19,038	14,671
Electronic data interchange services	4,066	3,174	8,043	6,276
Other services	4,169	2,316	8,884	3,868

Maintenance, EDI and Other services	17,874	12,850	35,965	24,815

Total revenue	37,459	29,542	73,533	56,970

Cost of revenue:
Software, hardware and supplies	1,723	1,907	3,412	4,364
Implementation and training services	2,154	1,942	4,117	3,766

Total cost of system sales	3,877	3,849	7,529	8,130

Maintenance	2,792	2,236	5,929	4,493
Electronic data interchange services	2,926	2,125	5,706	4,187
Other services	2,238	1,401	4,126	2,552

Total cost of maintenance and other services	7,956	5,762	15,761	11,232

Total cost of revenue	11,833	9,611	23,290	19,362

Gross profit	25,626	19,931	50,243	37,608

Operating expenses:
Selling, general and administrative	9,994	8,920	20,194	16,952
Research and development costs	2,591	1,977	4,909	3,718

Total operating expenses	12,585	10,897	25,103	20,670

Income from operations	13,041	9,034	25,140	16,938

Interest income	819	460	1,486	801

Income before provision for income
taxes	13,860	9,494	26,626	17,739
Provision for income taxes	5,523	3,700	10,620	6,870

Net income	$8,337	$5,794	$16,006	$10,869

Net income per share:
Basic	$0.31	$0.22	$0.60	$0.41

Diluted	$0.30	$0.21	$0.59	$0.40

Weighted average shares outstanding:
Basic	26,802	26,298	26,758	26,262

Diluted	27,380	27,128	27,332	27,058

See accompanying condensed notes to consolidated financial statements.
2

QUALITY SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	SIX MONTHS ENDED

	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005

Cash flows from operating activities:
Net income	$16,006	$10,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	862	649
Amortization of capitalized software costs	1,494	1,160
Provision for bad debts	411	724
Provision for inventory obsolescence	—	118
Non-cash stock-based compensation	1,738	215
Deferred income taxes, net	(87)	—
Tax benefit from disqualifying dispositions of stock options	1,586	1,015
Excess tax benefit from share based compensation	(1,569)	—
Changes in assets and liabilities:
Accounts receivable	(11,038)	(8,095)
Inventories	(295)	294
Income tax receivable	1,128	(298)
Other current assets	98	(162)
Other assets	(428)	(111)
Accounts payable	455	1,166
Deferred revenue	3,434	4,597
Accrued compensation and related benefits	(993)	438
Other current liabilities	2,749	738
Deferred compensation	246	255

Net cash provided by operating activities	15,797	13,572

Cash flows from investing activities:
Additions to capitalized software costs	(2,175)	(1,065)
Additions to equipment and improvements	(1,315)	(1,649)

Net cash used in investing activities	(3,490)	(2,714)

Cash flows from financing activities:
Dividends paid	—	(14)
Excess tax benefit from share-based compensation	1,569	—
Proceeds from the exercise of stock options	3,599	1,125

Net cash provided by financing activities	5,168	1,111

Net increase in cash and cash equivalents	17,475	11,969

Cash and cash equivalents at beginning of period	57,225	51,157

Cash and cash equivalents at end of period	$74,700	$63,126

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$8,017	$6,542

See accompanying condensed notes to consolidated financial statements.
3

QUALITY SYSTEMS, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2006 and for the three and six months ended September 30, 2006 and 2005, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with the audited financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Amounts related to disclosures of March 31, 2006 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

A typical system contract contains multiple elements of the above items. SOP 98-9 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately (using a rolling average of stand alone transactions) or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually.

When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements’ fair value relative to the total contract fair value.

When evidence of fair value exists for the undelivered elements only, the residual method, provided for under SOP 98-9, is used. Under the residual method, the Company defers revenue related to the undelivered elements in a system sale based on VSOE of fair value of each of the undelivered elements, and allocates the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. Undelivered elements of a system sale may include, among other things, implementation and training services, hardware and third party software, maintenance, future purchase discounts, or other services.  If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.

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

The Company has historically offered short-term rights of return of less than 20 days in certain sales arrangements. Based on historical experience with similar types of sales transactions bearing these short-term rights of return, no accrual for system sales returns related to short-term rights of return was recorded.

Product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48). The Company also ensures that the other criteria in SFAS 48 have been met prior to recognition of revenue:

•	the price is fixed or determinable;

•	the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;

•	the customer’s obligation would not change in the event of theft or damage to the product; the customer has economic substance;

•	the amount of returns can be reasonably estimated; and
5

•	we do not have significant obligations for future performance in order to bring about resale of the product by the customer.

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

Revenue is divided into two categories, “System sales” and “Maintenance, EDI and Other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI and other services category includes, maintenance, EDI, follow on training and implementation services, annual third party license fees and other revenue.

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

Equipment and improvements.   Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

•	Computers and electronic test equipment	3-5 years

•	Furniture and fixtures	5-7 years

•	Leasehold improvements	lesser of lease term or estimated useful life of asset

Software development costs.  Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Such capitalized costs are amortized on a straight line basis over the estimated economic life of the related product of three years. The Company provides support services on the current and prior two versions of its software. Management performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Statement of Income for the three and six months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three and six months ended September 30, 2006 was $913 and $1,738, respectively, which consisted of stock-based compensation expense related to employee and director stock options. The $913 and $1,738 includes $107 and $215, respectively, expensed under APB 25 for “in the money” options issued prior to the adoption of SFAS 123R. Excess tax benefits from share based compensation are presented as cash outflows from operating activities and cash inflows from financing activities. The Company has not elected which method to calculate the beginning additional paid-in capital (APIC) pool, which is the amount that would have been in the APIC account if the Company had recognized costs for stock-based compensation using SFAS 123 since 1995, the effective date of SFAS 123. The Company will make an affirmative election on the method during fiscal year 2007.

The impact of adopting SFAS 123R had the following cumulative effects:

(in thousands except per share data)	THREE MONTHS ENDED SEPTEMBER 30, 2006	SIX MONTHS ENDED SEPTEMBER 30, 2006

Change in income before income taxes	$806	$1,522
Change in net income	$612	$1,162
Change in cash flow from operations	$(1,514)	$(1,569)
Change in cash flow from financing	$1,514	$1,569
Change in basic earnings per share	$0.02	$0.04
Change in diluted earnings per share	$0.02	$0.04

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s Consolidated Statement of Income. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As previously allowed under SFAS 123, the Company only adopted the disclosure requirements of SFAS 123, which established a fair-value-based method of accounting for stock-based employee compensation plans. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three months and six months ended September 30, 2005.

	THREE MONTHS ENDED SEPTEMBER 30, 2005	SIX MONTHS ENDED SEPTEMBER 30, 2005

Reported net earnings	$5,794	$10,869
Add: Option compensation expense, net of tax	65	130
Less: Stock-based compensation expense determined under fair value-based method for all awards	(504)	(1,106)

Pro forma net earnings	$5,355	$9,893

Basic earnings per share:
Reported	$0.22	$0.41

Pro forma	$0.20	$0.38

Diluted earnings per share:
Reported	$0.21	$0.40

Pro forma	$0.20	$0.37

In arriving at the stock-based compensation expense reported above, the Company utilized the Black-Scholes valuation model for estimating fair value with the following assumptions: expected life – 48 - 57 months from the date of the grant; stock volatility – 47.7 – 57.0%, risk free interest rate of 3.0 - 3.7% and no dividends during the expected term. For stock options issued subsequent to March 31, 2006, the Company used the simplified method for estimating expected term, which derives a term equal to the midpoint between the vesting period and the contractual term as allowed by SAB 107. Prior to using the simplified method, the Company estimated the expected term of an option. The Company estimates volatility by using the weighted average historical volatility of the Company’s common stock which the Company believes approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term input to the Black Scholes model. Although the Company announced a one-time $0.75 per share dividend on January 31, 2005, no commitment to any future dividends was made at the time the dividend was announced and no commitment to any future dividends existed at the times the options were granted. The Company had not paid a dividend to its shareholders prior to the one-time dividend announced on January 31, 2005. On January 31, 2006, the Company announced a one-time dividend of $0.875 per share. This dividend was announced subsequent to the options granted in fiscal year 2006 and was not considered in the fair value calculations of such options. Therefore, management believes that using a zero dividend rate in the valuation of the stock options granted during fiscal year 2006 was appropriate. The above pro forma disclosure was not presented for the three and six month periods ended September 30, 2006 because stock-based compensation has been accounted under SFAS 123R for these periods.

The historical pro forma impact of applying the fair value method prescribed by SFAS 123 may not be representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

The following table shows total stock-based employee compensation expense included in the Consolidated Statement of Income for the three and six month periods ended September 30, 2006.

	THREE MONTHS ENDED SEPTEMBER 30, 2006	SIX MONTHS ENDED SEPTEMBER 30, 2006

Costs and expenses:
Cost of revenue	$124	$241
Research and development	210	407
Selling, general and administrative	579	1,090

Total stock based compensation for the three and six months ended	$913	$1,738

Amounts capitalized in software development costs	$(9)	$(23)

Amounts charged against earnings, before income tax benefit	$904	$1,715

Amount of related income tax benefit recognized in earnings	$233	$443

4.    Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin no. 108 (SAB 108) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the financial statements will be adjusted to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effects of adopting Interpretation No. 48.

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

	SEPTEMBER 30, 2006	MARCH 31, 2006

Accounts receivable, excluding undelivered software, maintenance and services	$35,730	$29,832
Undelivered software, maintenance and services billed in advance, included in deferred revenue	22,111	17,389

Accounts receivable, gross	57,841	47,221

Reserve for bad debts	(2,549)	(2,556)

Accounts receivable, net	$55,292	$44,665

Inventories are summarized as follows:

	SEPTEMBER 30, 2006	MARCH 31, 2006

Computer systems and components, net of reserve for obsolescence of $304, for both periods	$834	$539
Miscellaneous parts and supplies	22	22

Inventories, net	$856	$561

Other current liabilities are summarized as follows:

	SEPTEMBER 30, 2006	MARCH 31, 2006

Customer deposits	$2,261	$624
Sales tax payable	661	575
Deferred rent	607	360
Accrued royalties	543	—
Commission payable	528	519
Accrued EDI expenses	418	470
Other accrued expenses	1,543	1,264

Other current liabilities	$6,561	$3,812

Accrued compensation and related benefits are summarized as follows:

	SEPTEMBER 30, 2006	MARCH 31, 2006

Bonus	$2,493	$3,714
Vacation	2,004	1,776

Accrued compensation and related benefits	$4,497	$5,490

Short and long-term deferred revenue are summarized as follows:

	SEPTEMBER 30, 2006	MARCH 31, 2006

Maintenance	$10,780	$7,838
Implementation services	24,405	23,792
Undelivered software and other	4,165	4,286

Deferred Revenue	$39,350	$35,916

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

7.    Intangible Assets – Capitalized Software Development Costs

The Company had the following amounts related to capitalized software development:

	SEPTEMBER 30, 2006	MARCH 31, 2006

Gross carrying amount	$18,759	$16,584
Accumulated amortization	(12,907)	(11,413)

Net capitalized software development	$5,852	$5,171

Aggregate amortization expense during the six and twelve month period ended	$1,494	$2,460

Activity related to net capitalized software costs for the six month period ended September 30, 2006 and 2005 is as follows:

	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005

Beginning of the period	$5,171	$4,334
Capitalization	2,175	1,649
Amortization	(1,494)	(1,160)

End of the period	$5,852	$4,823

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of September 30, 2006:

For the year ended March 31,
2007	$1,629
2008	2,528
2009	1,420
2010	275

Total	$5,852

8.    Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant and expire no later than seven years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement. Certain other option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At September 30, 2006, 58,300 shares were available for future grant under the 1998 Plan. As of September 30, 2006, there were 1,638,701 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, both incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other stock based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant and expire no later than seven years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless sooner terminated by the Board. At September 30, 2006, 2,400,000 shares were available for future grant under the 2005 Plan. As of September 30, 2006, there were no outstanding options related to this Plan.

A summary of stock option transactions during the six months ended September 30, 2006 is as follows:

	Number of Shares	Weighted -Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, April 1, 2006	1,798,372	$16.78	4.78
Granted	75,000	38.36	5.94
Exercised	(234,663)	15.34	3.72	$4,712
Forfeited/Canceled	(8)	3.25	—
Outstanding, Sept. 30, 2006	1,638,701	$17.97	4.45	$28,591

Exercisable, Sept. 30, 2006	403,376	$20.54	4.65	$6,000

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R with the following assumptions:

SIX MONTHS ENDED SEPTEMBER 30, 2006

Expected life	3.75-4.75 years
Expected volatility	48.3%-48.50%
Expected dividends	2.36%
Risk-free rate	4.60%-4.85%

During the six months ended September 30, 2006, 75,000 options were granted under the 1998 Stock Option Plan. The Company issues new shares to satisfy option exercises. The weighted average grant date fair value of stock options granted during the first six months ended September 30, 2006 and 2005 was $14.33 per share and $14.60 per share, respectively.

On September 20, 2006, the Board of Directors granted a total of 35,000 options under the Company’s 1998 Stock Option Plan to non-management Directors pursuant to the Company’s previously announced compensation plan for non-management directors, at an exercise price equal to the market price of the Company’s common stock on the date of grant ($39.81 per share). The options vest in four equal annual installments beginning September 20, 2007 and expire on September 20, 2013.

On August 11, 2006, the Board of Directors granted a total of 40,000 options under the Company’s 1998 Stock Option Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of the grant ($37.09 per share). The options vest in four equal annual installments beginning August 11, 2007 and expire on August 11, 2011.

On July 25, 2006, the Board of Directors approved an equity incentive plan for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in EPS performance and revenue growth during fiscal year 2007. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vest in four equal installments commencing one year following the date of grant. The maximum number of options available under the performance based stock option plan is 115,000. Compensation expense of $31 for these options was recorded in the six months ended September 30, 2006.

Non-vested stock award activity including awards for the six month period ended September 30, 2006 is summarized as follows:

	Non-vested Number of Shares	Weighted -Average Grant Date Fair Value per Share

Non-vested, April 1, 2006	1,327,075	7.34
Granted	75,000	14.33
Vested	(166,750)	5.23
Forfeited/Canceled	—	—

Non-vested, September 30, 2006	1,235,325	8.05

As of September 30, 2006, $7,235 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 4.39 years. This amount does not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage. The total fair value of shares vested during the six months ended September 30, 2006 was $872.

9.    Income Taxes

The provision for income taxes for the six months ended September 30, 2006 was $10,620 as compared to $6,870 for the year ago period. The effective tax rates for the six months ended September 30, 2006 and 2005 were 39.9% and 38.7%, respectively. The provision for income taxes for the six months ended September 30, 2006 differs from the combined statutory rates primarily due to the impact of the Qualified Production Activities deduction partially offset by the non-deductible option expenses related to incentive stock options.  The effective rate for the six months ended September 30, 2006 increased from the prior year due to the expiration of the statutes related to research and development credits resulting in no benefit being recorded for research and development credits. The provision for income taxes for the six months ended September 30, 2005 included research and development credits.

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

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,

	2006	2005	2006	2005

Net income	$8,337	$5,794	$16,006	$10,869
Basic net income per common share:
Weighted average of common shares outstanding	26,802	26,298	26,758	26,262

Basic net income per common share	$0.31	$0.22	$0.60	$0.41

Net income	$8,337	$5,794	$16,006	$10,869
Diluted net income per common Share:
Weighted average of common shares outstanding	26,802	26,298	26,758	26,262
Effect of potentially dilutive securities (options)	578	830	574	796

Weighted average of common shares outstanding-diluted	27,380	27,128	27,332	27,058

Diluted net income per common share	$0.30	$0.21	$0.59	$0.40

The computation of diluted earnings per share does not include 75,000 options for the three months and six months ended September 30, 2006 because their inclusion would have an anti-dilutive effect on earnings per share.

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

Operating segment data for the three and six month periods ended September 30, 2006 and 2005 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,

	2006	2005	2006	2005

Revenue:
QSI Division	$3,972	$4,018	$7,862	$7,851
NextGen Division	33,487	25,524	65,671	49,119

Consolidated revenue	$37,459	$29,542	$73,533	$56,970

Operating income(loss):
QSI Division	$1,245	$1,303	$2,158	$2,020
NextGen Division	14,055	9,853	27,449	18,556
Unallocated corporate expenses	(2,259)	(2,122)	(4,467)	(3,638)

Consolidated operating income	$13,041	$9,034	$25,140	$16,938

12.   Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2006. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

13.   Customer Concentration

One customer represented approximately 13% of total gross accounts receivable as of September 30, 2006.

14.   Guarantees

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

Critical Accounting Policies and Estimates.  The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including but not limited to those related to revenue recognition, uncollectible accounts receivable, intangible assets, software development cost, and income taxes for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe revenue recognition, the allowance for doubtful accounts, capitalized software costs, stock based compensation and income taxes are among the most critical accounting policies and estimates that impact our consolidated financial statements. We believe that our significant accounting policies, as described in Note 3 of our Condensed Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies”, should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revenue Recognition.  We currently recognize revenue pursuant to SOP 97-2, as amended by SOP 98-9. We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers (VARs). We also generate revenue from sales of hardware and third party software, and implementation, training, EDI, post-contract support (“maintenance”) and other services performed for customers who license our products.

A typical system contract contains multiple elements of the above items. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately (using a rolling average of stand alone transactions) or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually.

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

The Company has historically offered short-term rights of return of less than 20 days in certain new system sales arrangements. Based on historical experience with similar types of sales transactions bearing these short-term rights of return, no accrual for system sales returns related to short-term rights of return was recorded.

Product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48). We also ensure that the other criteria in SFAS 48 have been met prior to recognition of revenue:

•	the price is fixed or determinable;

•	the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;

•	the customer’s obligation would not change in the event of theft or damage to the product;

•	the customer has economic substance;

•	the amount of returns can be reasonably estimated; and

•	we do not have significant obligations for future performance in order to bring about resale of the product by the customer.

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

Stock Based Compensation.  On April 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service period in our Consolidated Statement of Income. We use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term. Prior to using the simplified method, we estimated the expected term of an option. We estimate volatility by using the weighted average historical volatility of our common stock which we believe approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. Those inputs are then entered into the Black Scholes model.

Research and Development Tax Credits.  Management’s treatment of research and development tax credits represents an estimate that affects the Company’s effective income tax rate for the three and six months ended September 30, 2005. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualified expenses under the applicable state regulations. No benefit for research and development credits was recorded during the three and six months ended September 30, 2006 due to the expiration of the research and development statutes on December 31, 2005.

Qualified Production Activities Deduction.  Management’s treatment of this deduction represents an estimate that affects the Company’s effective income tax rate for the three and six months ended September 30, 2006. The deduction taken by the Company involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under Internal Revenue Code Section 199.

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

————————————
[1] UNIX is a registered trademark of the AT&T Corporation.
18

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

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 89.4% of our revenue for the second quarter of fiscal 2007 compared to 86.4% in the second quarter of fiscal 2006. The QSI Division accounted for 10.6% and 13.6% of revenue in the second quarter of fiscal 2007 and 2006, respectively. The NextGen Division’s year over year revenue grew at 31.2% and 47.9% in the second quarter of fiscal 2007 and 2006, respectively, while the QSI Division’s year over year revenue remained relatively consistent in the second quarter of fiscal 2007 and 2006, respectively.

In addition to the aforementioned software solutions which we offer through our two divisions, each division offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

————————————
[2] Microsoft Windows, Windows NT, Windows 95, Windows 98, Windows XP, and Windows 2000 are registered trademarks of the Microsoft Corporation.
[3] NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.
[4] NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.
19

Results of Operations Overview of results

•
We have experienced significant growth in our total revenue as a result of growth in our NextGen Division. Consolidated revenue grew 29.1% in the six months ended September 30, 2006 versus 2005 and 37.8% in the six months ended September 30, 2005 versus 2004.

•
Consolidated income from operations grew 48.4% in the six months ended September 30, 2006 versus 2005 and 47.1% in the six months ended September 30, 2005 versus 2004. This performance was driven principally by the results in our NextGen Division.

•
We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

•
On April 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recognized under SFAS 123R for the six months ended September 30, 2006 was $1.7 million, which consisted of stock-based compensation expense related to employee stock options. The $1.7 million includes $0.2 million expensed under APB 25 for “in the money” options issued prior to the adoption of SFAS 123R. As of September 30, 2006, $7.2 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 4.39 years. These expenses will be allocated between cost of revenue, selling, general and administrative and research and development costs. This amount does not include the cost of new options that may be granted in future periods nor any changes in our forfeiture percentage.

NextGen Division

•
Our NextGen Division has experienced significant growth in revenue and operating income. Divisional revenue grew 33.7% in the six months ended September 30, 2006 versus 2005 and 47.0% in the six months ended September 30, 2005 versus 2004 while divisional operating income (excluding unallocated corporate expenses) grew 47.9% in the six months ended September 30, 2006 versus 2005 and 64.8% in the six months ended September 30, 2005 versus 2004.

•
During the six months ended September 30, 2006, we added staffing resources to departments including sales, support, implementation, and software development and intend to continue to do so during the remainder of fiscal year 2007.

•
Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

•
Our QSI Division revenue remained consistent at $7.9 million in the six months ended September 30, 2006 versus 2005 and declined 1.1% in the six months ended September 30, 2005 versus 2004. The Division experienced a 4.5% decrease in operating income (excluding unallocated corporate expenses) in the six months ended September 30, 2006 versus 2005 as compared to a 15.8% decrease in operating income in the six months ended September 30, 2005 versus 2004.

•	Our goals for the QSI Division include maximizing profit performance given the constraints represented by a weak purchasing environment in the dental group practice market.
20

The following table sets forth for the periods indicated the percentage of revenues represented by each item in our Consolidated Statements of Income.

(Unaudited)	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,

	2006	2005	2006	2005

Revenues:
Software, hardware and supplies	44.7%	46.2%	43.2%	46.8%
Implementation and training services	7.6	10.3	7.9	9.7

System sales	52.3	56.5	51.1	56.5

Maintenance	25.7	24.9	25.9	25.7
Electronic data interchange services	10.9	10.7	10.9	11.0
Other services	11.1	7.9	12.1	6.8

Maintenance, EDI and other services	47.7	43.5	48.9	43.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	4.6	6.4	4.6	7.7
Implementation and training services	5.8	6.6	5.6	6.6

Total cost of system sales	10.4	13.0	10.2	14.3

Maintenance	7.3	7.4	7.5	7.5
Electronic data interchange services	7.8	7.2	7.8	7.3
Other services	6.1	4.9	6.2	4.9

Total cost of maintenance, EDI and other services	21.2	19.5	21.5	19.7

Total cost of revenue	31.6	32.5	31.7	34.0

Gross profit	68.4	67.5	68.3	66.0

Selling, general and administrative	26.7	30.2	27.4	29.8
Research and development	6.9	6.7	6.7	6.5

Income from operations	34.8	30.6	34.2	29.7

Interest income	2.2	1.6	2.0	1.4

Income before provision for income taxes	37.0	32.1	36.2	31.1
Provision for income taxes	14.7	12.5	14.4	12.0

Net income	22.3%	19.6%	21.8%	19.1%

For the Three-Month Periods Ended September  30, 2006 versus 2005

Net Income.  The Company’s net income for the three months ended September 30, 2006 was $8.3 million or $0.31 per share on a basic and $0.30 per share on a fully diluted basis. In comparison, we earned $5.8 million or $0.22 per share on a basic and $0.21 per share on a fully diluted basis for the three months ended September 30, 2005. The increase in net income for the three months ended September 30, 2006 was achieved primarily through the following:

•	a 26.8% increase in consolidated revenue;

•	a 31.2% increase in NextGen Division revenue which accounted for 89.4% of consolidated revenue; and

•	increase in the consolidated gross profit percentage which increased to 68.4% in the three months ended September 30, 2006 versus 67.5% in the same period last year.

Revenue.  Revenue for the three months ended September 30, 2006 increased 26.8% to $37.5 million from $29.5 million for the three months ended September 30, 2005. NextGen Division revenue increased 31.2% from approximately $25.5 million to approximately $33.5 million in the period, while QSI Division revenue decreased by 1.1% during the period.

We divide revenue into two categories, “System sales” and “Maintenance, EDI and Other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI and other services category includes, maintenance, EDI, follow on training and implementation services, annual third party license fees and other revenue.

System Sales.  Company-wide sales of systems for the three months ended September 30, 2006, increased 17.3% to $19.6 million from $16.7 million in the prior year quarter.

Our increase in revenue from sales of systems was principally the result of a 17.3% increase in category revenue at our NextGen Division. Divisional sales in this category grew from $16.1 million during the quarter ended September 30, 2005 to $18.9 million during the quarter ended September 30, 2006. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, offset by declines in the delivery of related implementation services and in sales of related hardware, third party software, and supplies.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by Division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Three months ended September 30, 2006
QSI Division	$237	$271	$173	$681
NextGen Division	15,702	527	2,675	18,904

Consolidated	$15,939	$798	$2,848	$19,585

Three months ended September 30, 2005
QSI Division	$250	$124	$196	$570
NextGen Division	12,274	1,013	2,835	16,122

Consolidated	$12,524	$1,137	$3,031	$16,692

NextGen Division software revenue increased 27.9% between the three months ended September 30, 2005 and the three months ended September 30, 2006. The Division’s software revenue accounted for 83.1% of divisional system sales revenue during the three months ended September 30, 2006, an increase from 76.1% in the prior year period. Sales of additional licenses to existing customers grew to significantly during the three months ended September 30, 2006 compared to the year ago period as a result of both an increasing number of customers who are expanding their use of our software in their practices and are purchasing additional licenses as well as a successful program conducted within the customer base during the quarter which generated additional licenses purchases. System sales revenue from VAR’s totaled approximately $3.8 million compared to $1.1 million in the prior year period. The increase in VAR revenue was impacted in part by revenue from sales to Siemens Medical Solutions. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division and management was pleased with the Division’s performance in this area.

During the three months ended September 30, 2006, 2.8% of NextGen’s system sales revenue was represented by hardware and third party software compared to 6.3% in the same prior year period. We have noted that the last several quarter’s results have included a relatively lower amount of hardware and third party software compared to prior periods. However, this decrease was not and is not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division decreased 5.6% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The year over year decline in implementation and training revenue is the result of a greater proportion of services being rendered during the quarter related to follow on purchases of training and implementation services by existing customers. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

The NextGen Division’s growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenemr and NextGenepm software products in fiscal years 2007 and 2006, as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

For the QSI Division, total system sales increased approximately $0.1 million in the three months ended September 30, 2006 versus September 30, 2005. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

Maintenance, EDI and Other Services.  For the three months ended September 30, 2006, Company-wide revenue from maintenance, EDI and other services grew 39.1% to $17.9 million from $12.9 million in the same period in the prior year. The increase in this category resulted from an increase in maintenance, EDI and other services revenue from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the three months ended September 30, 2006 grew 40.3% to $7.9 million from $5.6 million in the same year ago period, while EDI revenue grew 46.0% to $2.9 million compared to $2.0 million during the same prior year period. Other services revenue for the three months ended September 30, 2006 grew to $3.8 million compared from $1.8 million in the year ago period. The increase was due primarily to purchases of additional training and other services by existing NextGen customers. QSI Division maintenance revenue increased 1.1% in the same period a year ago while QSI divisional EDI revenue decreased by 3.0% between the same period a year ago.

The following table details revenue included in the EDI, maintenance, and other category for the three month periods ended September 30, 2006 and 2005:

	Maintenance	EDI	Other	Total

Three months ended September 30, 2006
QSI Division	$1,767	$1,123	$401	$3,291
NextGen Division	7,872	2,943	3,768	14,583

Consolidated	$9,639	$4,066	$4,169	$17,874

Three months ended September 30, 2005
QSI Division	$1,748	$1,158	$542	$3,448
NextGen Division	5,612	2,016	1,774	9,402

Consolidated	$7,360	$3,174	$2,316	$12,850

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter, existing customers who have purchased additional licenses, and our relative success in retaining existing maintenance customers. NextGen’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. We intend to continue to promote maintenance and EDI services to both new and existing customers.

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended September 30, 2006 and 2005 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each Division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

September 30, 2005	707	477	280	199	987	676
Billing sites added	216	205	6	17	222	222
Billing sites removed	(20)	(33)	(24)	(33)	(44)	(66)

September 30, 2006	903	649	262	183	1,165	832

Cost of Revenue.  Cost of revenue for the three months ended September 30, 2006 increased 23.1% to $11.8 million from $9.6 million in the quarter ended September 30, 2005, while the cost of revenue as a percentage of revenue decreased to 31.6% from 32.5% due to the fact that the rate of growth in cost of revenue grew slower than the aggregate revenue growth rate for the Company.

The decrease in our consolidated cost of revenue as a percentage of revenue between the three months ended September 30, 2006 and the three months ended September 30, 2005 is attributable to three main factors:

•	a reduction in the level of hardware and third party software expense as a percentage of revenue in the NextGen Division;

•
an increase in the NextGen Division’s share of consolidated revenue from 86.4% in the quarter ended September 30, 2005 to 89.4% in the quarter ended September 30, 2006. The NextGen Division’s gross profit margin has been and continues to be higher than the QSI Division; and

•	a decrease in the cost of revenue as a percentage of revenue at our NextGen Division causing a corresponding increase in gross profit margin.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two Divisions:

	Hardware, Third Party Software	Payroll and related Benefits	Other	Total Cost of Revenue	Gross Profit

Three months ended September 30, 2006
QSI Division	8.0%	17.5%	21.6%	47.1%	52.9%
NextGen Division	2.1	12.1	15.5	29.7	70.3

Consolidated	2.8%	12.6%	16.2%	31.6%	68.4%

Three months ended September 30, 2005
QSI Division	4.5%	18.3%	21.2%	44.0%	56.0%
NextGen Division	5.0	11.2	14.5	30.7	69.3

Consolidated	4.9%	12.2%	15.4%	32.5%	67.5%

During the three months ended September 30, 2006, hardware and third party software constituted a smaller portion of consolidated revenue compared to the same year ago period driven principally by the composition of NextGen Division revenue. We have noted that the last several quarter’s results have included a relatively lower amount of hardware and third party software compared with prior periods. However, this reduction was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 12.6% of consolidated revenue in the three months ended September 30, 2006 compared to 12.2% during the three months ended September 30, 2005. The absolute level of consolidated payroll and benefit expenses grew from $3.6 million in the three months ended September 30, 2005 to $4.7 million in the three months ended September 30, 2006, an increase of 31% or $1.1 million. The adoption of SFAS 123R added approximately $0.1 million of compensation expense to cost of revenue. The increase was due primarily to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division where such expenses increased to $4.0 million in the three months ended September 30, 2006 from $2.9 million in the three months ended September 30, 2005. Payroll and benefits expense associated with delivering products and services in the QSI Division during the three months ended September 30, 2006 and 2005 remained relatively unchanged at approximately $0.7 million.

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

“Other”, which consists of outside service costs, amortization of software development costs and other costs, increased to 16.2% of revenue during the three months ended September 30, 2006 from 15.4% of revenue during the three months ended September 30, 2005.

Should the NextGen Division continue to represent an increasing share of our revenue and should the NextGen Division continue to carry higher gross profit than the QSI Division, our consolidated gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, the gross profit percentage for the Company and our NextGen Division increased for the three month period ended September 30, 2006 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended September 30, 2006 and 2005:

	Three months ended September 30,		Three months ended September 30,

	2006	%	2005	%

QSI Division Revenue	$3,972	100.0%	$4,018	100.0%
Cost of revenue	1,871	47.1	1,769	44.0

Gross profit	$2,101	52.9%	$2,249	56.0%

NextGen Division Revenue	$33,487	100.0%	$25,524	100.0%
Cost of revenue	9,962	29.7	7,842	30.7

Gross profit	$23,525	70.3%	$17,682	69.3%

Consolidated Revenue	$37,459	100.0%	$29,542	100.0%
Cost of revenue	11,833	31.6	9,611	32.5

Gross profit	$25,626	68.4%	$19,931	67.5%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2006 increased 12.0% to $10.0 million as compared to $8.9 million for the three months ended September 30, 2005. The increase in these expenses resulted primarily from a net $1.0 million increase in selling related expenses in the NextGen Division and a $0.1 million increase in corporate related expenses. The adoption of SFAS 123R added approximately $0.6 million of compensation expense to selling, general and administrative expenses and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 30.2% in the three months ended September 30, 2005 to 26.7% in the three months ended September 30, 2006 due in part to the fact that the revised executive and sales force compensation plans contributed to the rate of growth in revenue being greater than the selling, general and administrative expense growth rate for the Company.

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

Research and Development Costs.  Research and development costs for the three months ended September 30, 2006 and 2005 were $2.6 million and $2.0 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. The adoption of SFAS 123R added approximately $0.2 million of compensation expense to research and development costs. Research and development costs as a percentage of net revenue increased to 6.9% from 6.7% during the three months ended September 30, 2006. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income.   Interest income for the three months ended September 30, 2006 increased to approximately $0.8 million compared with $0.5 million in the three months ended September 30, 2005. Interest income in the three months ended September 30, 2006 increased primarily due to the effect of an increase in short term interest rates versus the prior year quarter as well as comparatively higher amounts of funds available for investment during the three months ended September 30, 2006.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds and short term U.S. Treasuries with original maturities of less than 90 days. Our Board of Directors may consider alternate uses for our cash including, but not limited to payment of a special dividend similar to the special dividends paid in March 2006 and 2005, initiation of a regular dividend, initiation of a stock buy-back program, an expansion of our investment policy to include investments with maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund an acquisition or other similar business activity. Any or all of these programs could significantly impact our investment income in future periods.

Provision for Income Taxes.  The provision for income taxes for the three months ended September 30, 2006 was approximately $5.5 million as compared to approximately $3.7 million for the year ago period. The effective tax rates for the three months ended September 30, 2006 and 2005 were 39.9% and 39.0%, respectively. The provision for income taxes for the three months ended September 30, 2006 differs from the combined statutory rates primarily due to the impact of the qualified production activities deduction partially offset by the non-deductible option expenses related to incentive stock options. The effective rate for the three months ended September 30, 2006 increased from the prior year due to the expiration of the statutes related to research and development credits resulting in no benefit being recorded for research and development credits. The provision for income taxes for the three months ended September 30, 2005 differs from the combined statutory rates primarily due to the impact of research and development credits. The provision for income taxes for the six months ended September 30, 2005 included research and development credits.

For the Six-Month Periods Ended September 30, 2006 versus 2005

Net Income.  The Company’s net income for the six months ended September 30, 2006 was $16.0 million or $0.60 per share on a basic and $0.59 per share on a fully diluted basis. In comparison, we earned $10.9 million or $0.41 per share on a basic and $0.40 per share on a fully diluted basis in the six months ended September 30, 2005. The increase in net income for the six months ended September 30, 2006, was achieved primarily through the following:

•	a 29.1% increase in consolidated revenue;

•	a 33.7% increase in NextGen Division revenue which accounted for 89.3% of consolidated revenue; and

•	increase in the consolidated gross profit percentage which increased to 68.3% in the six months ended September 30, 2006 versus 66.0% in the same period last year.

Revenue.  Revenue for the six months ended September 30, 2006 increased 29.1% to $73.5 million from $57.0 million for the six months ended September 30, 2005. NextGen Division revenue increased 33.7% from $49.1 million during the six month ended September 30, 2005 to $65.7 million during the six months ended September 30, 2006, while QSI Division revenue remained consistent at $7.9 million for both periods.

We report revenue in two major categories, “Systems sales” and “Maintenance, EDI and other services”. Revenue in the systems sales category includes software license fees, hardware, third party software, supplies and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the Maintenance, EDI and other category includes maintenance, EDI, follow on training and implementation services, annual third party license fees and other revenue.

System Sales.   Company-wide sales of systems for the six months ended September 30, 2006 increased 16.8% to $37.6 million from $32.2 million in the same prior year period.

Our increase in revenue from sales of systems was principally the result of a 16.8% increase in category revenue at our NextGen Division whose systems sales grew from $31.1 million to $36.3 million. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as delivery of related implementation and training services, partially offset by declines in the sale of hardware, third party software, and supplies.

Category revenue in the QSI Division increased 16.9% to $1.2 million from $1.1 million during the six months ended September 30, 2006.

The following table breaks down our reported systems sales into software, hardware and third party software and supplies, and implementation and training services components by Division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Six months ended September 30, 2006
QSI Division	$275	$670	$295	$1,240
NextGen Division	29,646	1,175	5,507	36,328

Consolidated	$29,921	$1,845	$5,802	$37,568

Six months ended September 30, 2005
QSI Division	$301	$438	$322	$1,061
NextGen Division	23,460	2,435	5,199	31,094

Consolidated	$23,761	$2,873	$5,521	$32,155

NextGen Division software revenue increased 26.4% between the six months ended September 30, 2006 and the six months ended September 30, 2005. The Division’s software revenue accounted for 81.6% of divisional systems sales revenue during the six months ending September 30, 2006, an increase from 75.4% in the six months ended September 30, 2005. Sales of additional licenses to existing customers grew significantly during the six months ended September 30, 2006 compared to the year ago period as a result of an increasing number of customers who are expanding their use of our software in their practices and purchasing additional licenses as well as a successful program conducted with the customer base during the quarter ended September 30, 2006 which generated additional license purchases.

System sales revenue from VAR’s totaled approximately $6.0 million compared to $2.5 million in the prior year period. The increase in VAR revenue was impacted in part by revenue from sales to Siemens Medical Solutions.

Software license revenue continues to be an area of primary emphasis for the NextGen Division and management was pleased with the Division’s performance in this area.

During the six months ended September 30, 2006, 3.2% of NextGen’s systems sales revenue was represented by hardware and third party software compared to 7.8% in the same prior year period. We have noted that the last several quarter’s results have included a relatively lower amount of hardware and third party software compared to prior periods. However, this decrease was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 5.9% from the six months ended September 30, 2005 compared to the six months ended September 30, 2006. Implementation and training revenue related to system sales at the NextGen Division decreased its share of category revenue from 16.7% in the six months ended September 30, 2005 to 15.2% in the six months ended September 30, 2006. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The number of implementation and training staff increased during the course of the six months ended September 30, 2006 versus 2005 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases will depend upon the availability of qualified staff, business conditions, and our ability to retain current staff members.

The NextGen Division’s growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenemr and NextGenepm software products in fiscal years 2007 and 2006, as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

Maintenance, EDI and Other Services.  For the six months ended September 30, 2006, Company-wide revenue from maintenance, EDI and other services grew 44.9% to $36.0 million from $24.8 million during the same period last year. The increase in this category resulted from an increase in maintenance, EDI and other revenue from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the six months ended September 30, 2006 grew 39.4% to $15.5 million from $11.2 million in the period a year ago, EDI revenue grew 45.0% to $5.7 million compared to $3.9 million during the same period and other services grew to $8.1 million compared to $2.9 million in the year ago period. The increase in other services was due primarily to purchases of additional training and other services by existing NextGen customers. QSI Division maintenance and EDI revenue declined 1.0% over the year ago period.

The following table details revenue included in Maintenance, EDI and other services for the six month periods ended September 30, 2006 and 2005:

	Maintenance	EDI	Other	Total

Six months ended September 30, 2006
QSI Division	$3,495	$2,336	$791	$6,622
NextGen Division	15,543	5,707	8,093	29,343

Consolidated	$19,038	$8,043	$8,884	$35,965

Six months ended September 30, 2005
QSI Division	$3,517	$2,340	$933	$6,790
NextGen Division	11,154	3,936	2,935	18,025

Consolidated	$14,671	$6,276	$3,868	$24,815

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended September 30, 2006 and 2005 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing arrangements with certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

September 30, 2005	707	477	280	199	987	676
Billing sites added	216	205	6	17	222	222
Billing sites removed	(20)	(33)	(24)	(33)	(44)	(66)

September 30, 2006	903	649	262	183	1,165	832

Cost of Revenue.  The cost of revenue for the six months ended September 30, 2006 increased 20.3% to $23.3 million from $19.4 million, while the cost of revenue as a percentage of net revenue decreased to 31.7% from 34.0% during the same period a year ago.

The decrease in our consolidated cost of revenue as a percentage of revenue between the six months ended September 30, 2006 and the six months ended September 30, 2005 is attributable to three main factors:

•	a reduction in the level of third party hardware and software as a percentage of revenue in the NextGen Division;

•
an increase in the NextGen Division’s share of consolidated revenue from 86.2% in the six months ended September 30, 2005 to 89.3% in September 30, 2006. The NextGen Division’s gross profit percentage has been and continues to be higher than that of the QSI Division; and

•	a decrease in the cost of revenue as a percentage of revenue at each of our Divisions causing a corresponding increase in gross profit margins at both of our Divisions.
29

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two Divisions:

	Hardware, Third Party Software	Payroll and related Benefits	Other	Total Cost of Revenue	Gross Profit

Six months ended September 30, 2006
QSI Division	7.0%	18.3%	21.8%	47.1%	52.9%
NextGen Division	2.4	12.1	15.3	29.8	70.2

Consolidated	2.9%	12.7%	16.1%	31.7%	68.3%

Six months ended September 30, 2005
QSI Division	8.8%	18.7%	21.1%	48.6%	51.4%
NextGen Division	5.7	11.2	14.7	31.6	68.4

Consolidated	6.2%	12.2%	15.6%	34.0%	66.0%

During the six months ended September 30, 2006, the cost of hardware and third party software constituted 2.9% of consolidated revenue compared to 6.2% in the same year ago period. We have noted that the last several quarter’s results have included a relatively lower amount of hardware and third party software compared to prior periods. However this year over year reduction was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 12.7% of consolidated revenue in the six months ended September 30, 2006 compared to 12.2% in the six months ended September 30, 2005. The absolute level of consolidated payroll and benefit expenses grew from $7.0 million in the six months ended September 30, 2005 to $9.4 million in the six months ended September 30, 2006, an increase of 34%. The adoption of SFAS 123R added approximately $0.2 million of compensation expense to cost of revenue. This increase was due primarily to additions to headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division. These divisional expenses increased to $7.9 million in the six months ended September 30, 2006 compared to $5.5 million in the six months ended September 30, 2005, an increase of 44%. The Division’s payroll and benefits expense associated with delivering products and services as a percentage of divisional revenue in the six months ended September 30, 2006 increased to 12.1% compared to 11.2% in the prior year period. Headcount expense as a percentage of revenue for the six month period ended September 30, 2006 at the QSI Division decreased compared to the prior year at 18.3% versus 18.7%, in the prior year period.

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

“Other,” which consists of outside service costs, amortization of software development costs and other costs, increased to 16.1% of revenue from 15.6% in the year ago period.

Should the NextGen Division continue to represent an increasing share of our revenue and should NextGen continue to show higher gross profit percentages compared to the QSI Division, our gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, our gross profit percentage for the Company and our two operating Divisions increased for the six month period ended September 30, 2006 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the six month periods ended September 30, 2005 and 2004:

	Six months ended September 30,		Six months ended September 30,

	2006	%	2005	%

QSI Division Revenue	$7,862	100.0%	$7,851	100.0%
Cost of revenue	3,700	47.1	3,817	48.6

Gross profit	4,162	52.9%	4,034	51.4%

NextGen Division Revenue	$65,671	100.0%	49,119	100.0%
Cost of revenue	19,590	29.8	15,545	31.6

Gross profit	46,081	70.2%	$33,574	68.4%

Consolidated Revenue	$73,533	100.0%	56,970	100.0%
Cost of revenue	23,290	31.7	19,362	34.0

Gross profit	$50,243	68.3%	$37,608	66.0%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended September 30, 2006 increased 19.1% to $20.2 million as compared to $17.0 million for the six months ended September 30, 2005. The increase in the amount of such expenses resulted primarily from increases of $2.1 million in salaries, commissions, and related benefits in the NextGen division and $0.8 million in increased corporate related expenses. The increase in corporate expenses was primarily composed of salaries and related benefits. The adoption of SFAS 123R added approximately $1.1 million of compensation expense to selling, general and administrative expenses and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 29.8% in the six months ended September 30, 2005 to 27.4% in the six months ended September 30, 2006 due in part to the fact that the revised executive and sales force compensation plans contributed to the rate of growth in revenue being greater than the selling, general and administrative expense growth rate for the Company.

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

Research and Development Costs.  Research and development costs for the six months ended September 30, 2006 and 2005 were $4.9 million and $3.7 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. The adoption of SFAS 123R added approximately $0.4 million of compensation expense to research and development costs. Research and development costs as a percentage of net revenue increased to 6.7% from 6.5% due in part, to the fact that the growth in research and development spending exceeded the increase in revenue. Research and development expenses are expected to continue at or above current levels.

Interest Income.   Interest income for the six months ended September 30, 2006 increased 85.5% to $1.5 million compared with $0.8 million in the six months ended September 30, 2005. Interest income in the six months ended September 30, 2006 increased primarily due to the effect of an increase in short term interest rates versus the prior year period as well as comparatively higher amounts of funds available for investment during the six months ended September 30, 2006.

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

Provision for Income Taxes.  The provision for income taxes for the six months ended September 30, 2006 was $10.6 million as compared to $6.9 million for the year ago period. The effective tax rates for the six months ended September 30, 2006 and 2005 were 39.9% and 38.7%, respectively. The provision for income taxes for the six months ended September 30, 2006 differs from the combined statutory rates primarily due to the impact of the Qualified Production Activities deduction partially offset by the non-deductible option expenses related to incentive stock options. The effective rate for the six months ended September 30, 2006 increased from the prior year due to the expiration of the statutes related to research and development credits resulting in no benefit being recorded for research and development credits in the fiscal year 2007 period. The provision for income taxes for the six months ended September 30, 2005 included a benefit for research and development credits resulting in a comparatively lower effective tax rate.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the six months ended September 30, 2006 and 2005:

	Six months ended September 30,

	2006	2005

Cash and cash equivalents	$74,700	$63,126

Net increase in cash and cash equivalents during the six month period	$17,475	$11,969

Net income during the six month period	$16,006	$10,869

Net cash provided by operations during the six month period	$15,797	$13,572

Number of days of sales outstanding at start of the period	122	119

Number of days of sales outstanding at the end of the period	135	126

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, and stock option expenses.

The following table summarizes our statement of cash flows for the six month period ended September 30, 2006 and 2005:

	Six months ended September 30,

	2006	2005

Net income	$16,006	$10,869

Non-cash expenses	4,435	3,881

Change in deferred revenue	3,434	4,597

Change in accounts receivable	(11,038)	(8,095)

Change in other assets and liabilities	2,960	2,320

Net cash provided by operating activities	$15,797	$13,572

Net Income

As referenced in the above table, net income makes up the majority of our cash generated from operations for the six month period ended September 30, 2006 and 2005. Our NextGen Division’s contribution to net income has increased each year due to that Division’s operating income increasing more quickly than the Company as a whole.

Non-Cash expenses

Non-cash expenses include depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, net deferred income taxes and stock option expenses. Total non-cash expenses grew by approximately $0.5 million between the six month periods ended September 30, 2006 and 2005.

Deferred Revenue

Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue, but for which cash was received. Deferred revenue grew by approximately $3.4 million in the six month period ending September 30, 2006 versus $4.6 million in the year ago period.

Accounts Receivable

Accounts receivable grew by approximately $11.0 million and $8.1 million in the six month periods ending September 30, 2006 and 2005, respectively. The increase in accounts receivable in both periods is due to the following factors:

•	NextGen Division revenue grew 33.7% and 47.0% in the six month periods ended September 30, 2006 and 2005, respectively;

•
The NextGen Division constituted a larger percentage of our receivables at September 30, 2006 compared to March 31, 2006. Turnover of accounts receivable in the NextGen Division is slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is coming from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales; and

•
We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $4.7 million in the three month periods ended September 30, 2006 and 2005, respectively.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) increased from 122 days to 135 days during the six month period ended September 30, 2006 and increased from 119 days to 126 days in the same period in 2005, primarily due to the above mentioned factors.

If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts received expressed as DSO would be 81 days as of September 30, 2006, 78 days as of June 30, 2006, and 71 days as of September 30, 2005. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the six months ended September 30, 2006, we anticipate being able to continue to generate cash from operations during fiscal 2007 primarily from the net income of the Company.

Cash flows from operating activities

Cash and cash equivalents increased by $17.5 million between March 31, 2006 and September 30, 2006 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $12.0 million during the six months ended September 30, 2005 compared to the same period in the prior year, also primarily as a result of cash generated by operating activities.

Cash flows from investing activities

Net cash used in investing activities for the six months ended September 30, 2006 and 2005 was $3.5 million and $2.7 million, respectively. Net cash used in investing activities for the six months ended September 30, 2006 and 2005 consisted of additions to equipment and improvements and capitalized software.

Cash flows from financing activities

During the six months ended September 30, 2006, we received proceeds of $3.6 million from the exercise of stock options and recorded a reduction in income tax liability of $1.6 million related to tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

Cash and cash equivalents

At September 30, 2006, we had cash and cash equivalents of $74.7 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

Management believes that its cash and cash equivalents on hand at September 30, 2006, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements in the ordinary course of business for the balance of fiscal 2007.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2006, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Contractual Obligations	Total	Less than a year	1-3 years	3-5 years	Beyond 5 years

Non-cancelable lease obligations	$10,810	$1,192	$6,675	$2,943	$—

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

Item 4.       Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006, our officers including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 and the rules thereunder.

During the quarter ended September 30, 2006, no significant changes have occurred in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings.
None.

Item 1A.    Risk Factors.

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

We face risks related to litigation advanced by a director and shareholder of the Company. In October 2005, a lawsuit was filed against us and six of our eight directors (those elected by the shareholders, but not nominated by Mr. Ahmed Hussein) by one of our directors, Mr. Ahmed Hussein in connection with our 2005 Annual Shareholder’s Meeting. Thereafter, the California Superior Court issued a ruling in the case against Mr. Hussein and Mr. Hussein filed a notice of appeal with respect to the Court’s decision. In August 2006, the Company and Mr. Hussein entered into a Settlement Agreement which settled the outstanding legal action filed by Mr. Hussein and generally requires the parties to take or refrain from certain actions relating to corporate governance and voting for a period ending on the conclusion of the Company’s 2007 Annual Shareholders’ Meeting. Should Mr. Hussein (i) commence proxy contests and/or legal actions against the Company, its Board and/or its management after the 2007 Annual Shareholders’ Meeting, (ii) claim a breach of the Settlement Agreement provisions and commence legal actions against the Company prior to the 2007 Annual Meeting, or (iii) commence legal actions not addressed and precluded by the Settlement Agreement, the Company’s operating results and share price may be negatively impacted due to the negative publicity, additional expenses incurred, management distraction, and/or other factors. In addition, litigation of this nature may negatively impact our ability to attract and retain qualified board members.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.       Defaults Upon Senior Securities.
None.

Item 4.       Submission of Matters to a Vote of Securities Holders.
The response to this item is contained in Item 8.01 of the Company’s Current Report on Form 8-K, filed with the SEC on September 25, 2006, which is incorporated herein by reference.

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
35

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY SYSTEMS, INC.

Date: November 2, 2006	By:	/s/ Louis Silverman
Louis Silverman
Chief Executive Officer

Date: November 2, 2006	By:	/s/ Paul Holt
Paul Holt
Chief Financial Officer; Principal Accounting Officer
36