Form 10-Q
period 2006-12-31
QUALITY SYSTEMS INC
filed 2007-02-09
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date: 26,975,605 shares of Common Stock, $0.01 par value, as of January 9, 2007.

PART I

CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	DECEMBER 31, 2006	MARCH 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$80,410	$57,225
Accounts receivable, net	59,015	44,665
Inventories, net	1,311	561
Income tax receivable	1,732	1,195
Net current deferred tax assets	1,341	1,824
Other current assets	3,559	2,912

Total current assets	147,368	108,382

Equipment and improvements, net	4,827	3,739
Capitalized software development costs, net	6,323	5,171
Net deferred tax assets	542	1,157
Goodwill	1,840	1,840
Other	2,399	1,958

Total assets	$163,299	$122,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,274	$2,934
Deferred revenue	39,870	34,422
Accrued compensation and related benefits	4,874	5,490
Other current liabilities	6,827	3,812

Total current liabilities	54,845	46,658

Deferred revenue, net of current	676	1,494
Deferred compensation	2,131	1,686

Total liabilities	57,652	49,838

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; authorized 50,000 shares; issued and outstanding 26,974 and 26,711 shares at December 31, 2006 and March 31, 2006, respectively	270	267
Additional paid-in capital	61,499	53,675
Retained earnings	43,878	19,151
Deferred compensation	—	(684)

Total shareholders’ equity	105,647	72,409

Total liabilities and shareholders’ equity	$163,299	$122,247

See accompanying condensed notes to consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2006	DECEMBER 31, 2005

Revenues:
Software, hardware and supplies	$16,088	$10,835	$47,854	$37,469
Implementation and training services	2,885	2,615	8,687	8,136

System sales	18,973	13,450	56,541	45,605

Maintenance	11,069	7,733	30,107	22,403
Electronic data interchange services (EDI)	4,290	3,310	12,333	9,586
Other services	4,164	2,259	13,048	6,128

Maintenance, EDI and other services	19,523	13,302	55,488	38,117

Total revenue	38,496	26,752	112,029	83,722

Cost of revenue:
Software, hardware and supplies	1,798	1,659	5,210	6,023
Implementation and training services	2,169	1,975	6,285	5,741

Total cost of system sales	3,967	3,634	11,495	11,764

Maintenance	3,058	2,024	8,987	6,517
Electronic data interchange services	3,144	2,216	8,850	6,403
Other services	2,528	1,529	6,655	4,081

Total cost of maintenance and other services	8,730	5,769	24,492	17,001

Total cost of revenue	12,697	9,403	35,987	28,765

Gross profit	25,799	17,349	76,042	54,957

Operating expenses:
Selling, general and administrative	10,593	8,016	30,787	24,968
Research and development costs	2,601	2,208	7,510	5,926

Total operating expenses	13,194	10,224	38,297	30,894

Income from operations	12,605	7,125	37,745	24,063

Interest income	935	594	2,421	1,395

Income before provision for income taxes	13,540	7,719	40,166	25,458
Provision for income taxes	4,819	2,904	15,439	9,774

Net income	$8,721	$4,815	$24,727	$15,684

Net income per share:
Basic	$0.32	$0.18	$0.92	$0.60

Diluted	$0.32	$0.18	$0.90	$0.58

Weighted average shares outstanding:
Basic	26,966	26,490	26,828	26,338

Diluted	27,507	27,372	27,441	27,248

See accompanying condensed notes to consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED

	DECEMBER 31, 2006	DECEMBER 31, 2005

Cash flows from operating activities:
Net income	$24,727	$15,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,382	989
Amortization of capitalized software costs	2,326	1,795
Provision for bad debts	701	1,002
Provision for inventory obsolescence	—	119
Non-cash stock-based compensation	2,666	321
Deferred income taxes, net	1,094	—
Tax benefit from disqualifying dispositions of stock options	2,063	3,535
Excess tax benefit from share based compensation	(2,046)	—
Changes in assets and liabilities:
Accounts receivable	(15,051)	(5,501)
Inventories	(750)	171
Income tax receivable	(550)	(299)
Other current assets	(647)	(2,564)
Other assets	(441)	(226)
Accounts payable	340	1,087
Deferred revenue	4,630	8,639
Accrued compensation and related benefits	(616)	863
Other current liabilities	3,015	(632)
Deferred compensation	445	327

Net cash provided by operating activities	23,288	25,310

Cash flows from investing activities:
Additions to capitalized software costs	(3,478)	(1,562)
Additions to equipment and improvements	(2,470)	(2,341)

Net cash used in investing activities	(5,948)	(3,903)

Cash flows from financing activities:
Dividends paid	—	(14)
Excess tax benefit from share-based compensation	2,046	—
Proceeds from the exercise of stock options	3,799	2,678

Net cash provided by financing activities	5,845	2,664

Net increase in cash and cash equivalents	23,185	24,071

Cash and cash equivalents at beginning of period	57,225	51,157

Cash and cash equivalents at end of period	$80,410	$75,228

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$12,802	$8,600

See accompanying condensed notes to consolidated financial statements.

QUALITY SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of December 31, 2006 and for the three and nine months ended December 31, 2006 and 2005, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with the audited financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Amounts related to disclosures of March 31, 2006 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to dollar amounts in this financial statement section are in thousands, except share and per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with fiscal year 2007 presentation.

2. Stock Split

On January 26, 2006, the Board of Directors declared a 2-for-1 stock split with respect to the Company’s outstanding shares of common stock. The stock split record date was March 3, 2006 and the stock began trading post split on March 27, 2006. References to share and per share data contained in the consolidated financial statements have been retroactively adjusted to reflect the stock split.

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

From time to time, the Company offers future purchase discounts on its products and services as part of its sales arrangements. Pursuant to AICPA TPA 5100.50, such discounts which are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, which are incremental to the range of discounts typically given in comparable transactions, and which are significant, are treated as an additional element of the contract to be deferred. Amounts deferred related to future purchase options are not recognized until either the customer exercises the discount offer or the offer expires.

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

Cash and cash equivalents. Cash and cash equivalents generally consist of cash, money market funds and short term U.S. Treasuries with original maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk. The average maturity of the investments owned by the money market fund is approximately two months.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Statement of Income for the three and nine months ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three and nine months ended December 31, 2006 was $889 and $2,666, respectively, which consisted of stock-based compensation expense related to employee and director stock options. The $889 and $2,666 includes $107 and $321, respectively, expensed under APB 25 for “in the money” options issued prior to the adoption of SFAS 123R. Excess tax benefits from share based compensation are presented as cash outflows from operating activities and cash inflows from financing activities. The Company has not elected which method to calculate the beginning additional paid-in capital (APIC) pool, which is the amount that would have been in the APIC account if the Company had recognized costs for stock-based compensation using SFAS 123 since 1995, the effective date of SFAS 123. The Company will make an affirmative election on the method during fiscal year 2007.

The impact of adopting SFAS 123R had the following cumulative effects:

(in thousands except per share data)	THREE MONTHS ENDED DECEMBER 31, 2006	NINE MONTHS ENDED DECEMBER 31, 2006

Change in income before income taxes	$782	$2,345
Change in net income	$587	$1,745
Change in cash flow from operations	$(477)	$(2,046)
Change in cash flow from financing	$477	$2,046
Change in basic earnings per share	$0.02	$0.06
Change in diluted earnings per share	$0.02	$0.06

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s Consolidated Statement of Income. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As previously allowed under SFAS 123, the Company only adopted the disclosure requirements of SFAS 123, which established a fair-value-based method of accounting for stock-based employee compensation plans. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three months and nine months ended December 31, 2005.

	THREE MONTHS ENDED DECEMBER 31, 2005	NINE MONTHS ENDED DECEMBER 31, 2005

Reported net earnings	$4,815	$15,684
Add: Option compensation expense, net of tax	66	196
Less: Stock-based compensation expense determined under fair value-based method for all awards	(1,700)	(2,806)

Pro forma net earnings	$3,181	$13,074

Basic earnings per share:
Reported	$0.18	$0.60

Pro forma	$0.12	$0.50

Diluted earnings per share:
Reported	$0.18	$0.58

Pro forma	$0.12	$0.48

In arriving at the stock-based compensation expense reported in the table above, the Company utilized the Black-Scholes valuation model for estimating fair value with the following assumptions: expected life – 48 – 57 months from the date of the grant; stock volatility – 47.7 – 57.0%, risk free interest rate of 3.0 – 3.7% and no dividends during the expected term. For stock options issued subsequent to March 31, 2006, the Company used the simplified method for estimating expected term, which derives a term equal to the midpoint between the vesting period and the contractual term as allowed by SAB 107. Prior to using the simplified method, the Company estimated the expected term of an option. The Company estimates volatility by using the weighted average historical volatility of the Company’s common stock which the Company believes approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term input to the Black Scholes model. Although the Company announced a one-time $0.75 per share dividend on January 31, 2005, no commitment to any future dividends was made at the time the dividend was announced and no commitment to any future dividends existed at the time when the February 11, 2005 options were granted. The Company had not paid a dividend to its shareholders prior to the one-time dividend announced on January 31, 2005. On January 31, 2006, the Company announced a one-time dividend of $0.875 per share. This dividend was announced subsequent to the options granted in fiscal year 2006 and was not considered in the fair value calculations of such options. Therefore, management believes that using a zero dividend rate in the valuation of the stock options granted during fiscal year 2006 was appropriate. The above pro forma disclosure was not presented for the three and nine month periods ended December 31, 2006 because stock-based compensation has been accounted under SFAS 123R for these periods.

The historical pro forma impact of applying the fair value method prescribed by SFAS 123 may not be representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

The following table shows total stock-based employee compensation expense included in the Consolidated Statement of Income for the three and nine month periods ended December 31, 2006.

	THREE MONTHS ENDED DECEMBER 31, 2006	NINE MONTHS ENDED DECEMBER 31, 2006

Costs and expenses:
Cost of revenue	$123	$364
Research and development	207	614
Selling, general and administrative	559	1,688

Total stock based compensation for the three and nine months ended	$889	$2,666

Amounts capitalized in software development costs	$(7)	$(30)

Amounts charged against earnings, before income tax benefit	$882	$2,636

Amount of related income tax benefit recognized in earnings	$237	$681

4. Recent Accounting Pronouncements

In September 2006, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. The Company is currently evaluating the impact of adopting this standard.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the financial statements will be adjusted to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effects of adopting Interpretation No. 48.

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

	DECEMBER 31, 2006	MARCH 31, 2006

Accounts receivable, excluding undelivered software, maintenance and services	$36,481	$29,832
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	24,839	17,389

Accounts receivable, gross	61,320	47,221

Reserve for bad debts	(2,305)	(2,556)

Accounts receivable, net	$59,015	$44,665

Inventories are summarized as follows:

	DECEMBER 31, 2006	MARCH 31, 2006

Computer systems and components, net of reserve for obsolescence of $304, for both periods	$1,288	$539
Miscellaneous parts and supplies	23	22

Inventories, net	$1,311	$561

Other current liabilities are summarized as follows:

	DECEMBER 31, 2006	MARCH 31, 2006

Customer deposits	$2,702	$624
Accrued royalties	681	—
Sales tax payable	664	575
Deferred rent	612	360
Commission payable	536	519
Accrued EDI expenses	—	470
Other accrued expenses	1,632	1,264

Other current liabilities	$6,827	$3,812

Accrued compensation and related benefits are summarized as follows:

	DECEMBER 31, 2006	MARCH 31, 2006

Bonus	$2,743	$3,714
Vacation	2,131	1,776

Accrued compensation and related benefits	$4,874	$5,490

Short and long-term deferred revenue are summarized as follows:

	DECEMBER 31, 2006	MARCH 31, 2006

Maintenance	$10,209	$7,838
Implementation services	27,697	23,792
Undelivered software and other	2,640	4,286

Deferred Revenue	$40,546	$35,916

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

7. Intangible Assets – Capitalized Software Development Costs

The Company had the following amounts related to capitalized software development:

	DECEMBER 31, 2006	MARCH 31, 2006

Gross carrying amount	$20,062	$16,584
Accumulated amortization	(13,739)	(11,413)

Net capitalized software development	$6,323	$5,171

Aggregate amortization expense during the nine and twelve month period ended	$2,326	$2,460

Activity related to net capitalized software costs for the nine month period ended December 31, 2006 and 2005 is as follows:

	DECEMBER 31, 2006	DECEMBER 31, 2005

Beginning of the period	$5,171	$4,334
Capitalization	3,478	2,341
Amortization	(2,326)	(1,795)

End of the period	$6,323	$4,880

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of December 31, 2006:

For the year ended March 31,
2007	$905
2008	2,963
2009	1,854
2010	601

Total	$6,323

8. Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant and, generally expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain other option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At December 31, 2006, 58,300 shares were available for future grant under the 1998 Plan. As of December 31, 2006, there were 1,598,801 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other stock based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant and, generally expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement, pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless sooner terminated by the Board. At December 31, 2006, 2,400,000 shares were available for future grant under the 2005 Plan. As of December 31, 2006, there were no outstanding options related to this Plan.

A summary of stock option transactions during the nine months ended December 31, 2006 is as follows:

	Number of Shares	Weighted -Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, April 1, 2006	1,798,372	$16.78	4.78
Granted	75,000	$38.36	5.94
Exercised	(274,563)	$13.84	3.13	$6,433
Forfeited/Canceled	(8)	$3.25	—

Outstanding, Dec. 31, 2006	1,598,801	$18.30	4.27	$30,335

Exercisable, Dec. 31, 2006	423,476	$19.64	4.29	$7,464

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R with the following assumptions:

NINE MONTHS ENDED DECEMBER 31, 2006

Expected life	3.75-4.75 years
Expected volatility	47.7%-48.50%
Expected dividends	2.05%-2.36%
Risk-free rate	4.60%-5.09%

During the nine months ended December 31, 2006, 75,000 options were granted under the 1998 Stock Option Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 1.2% for employee options and 0.0% for director options. The weighted average grant date fair value of stock options granted during the first nine months ended December 31, 2006 and 2005 was $14.33 per share and 15.23 per share, respectively.

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

On July 25, 2006, the Board of Directors approved a performance based equity incentive program for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2007. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vest in four equal installments commencing one year following the date of grant. The maximum number of options available under the performance based equity incentive program plan is 115,000. Compensation expense of $61 for these options was recorded in the nine months ended December 31, 2006. See also Note 15.

Non-vested stock award activity including awards for the nine month period ended December 31, 2006 is summarized as follows:

	Non-vested Number of Shares	Weighted -Average Grant Date Fair Value per Share

Non-vested, April 1, 2006	1,327,075	$7.34
Granted	75,000	$14.33
Vested	(226,750)	$5.94
Forfeited/Canceled	—	—

Non-vested, December 31, 2006	1,175,325	$8.05

As of December 31, 2006, $7,069 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 4.26 years. This amount does not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage. The total fair value of shares vested during the nine months ended December 31, 2006 was $1,347.

9. Income Taxes

The provision for income taxes for the nine months ended December 31, 2006 was $15,439 as compared to $9,774 for the year ago period. The effective tax rates for the nine months ended December 31, 2006 and 2005 was 38.4%, respectively. The provision for income taxes for the nine months ended December 31, 2006 differs from the combined statutory rates primarily due to the impact of federal and state research and development tax credits. The effective rate for the nine month period ended December 31, 2006 also includes a benefit from the Qualified Production Activities Deduction, which was mostly offset by non-deductible option expense related to incentive stock options. The tax provision for the nine months ended December 31, 2005 also included a benefit for research and development credits.

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

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,

	2006	2005	2006	2005

Net income	$8,721	$4,815	$24,727	$15,684
Basic net income per common share:
Weighted average of common shares outstanding	26,966	26,490	26,828	26,338

Basic net income per common share	$0.32	$0.18	$0.92	$0.60

Net income	$8,721	$4,815	$24,727	$15,684
Diluted net income per common Share:
Weighted average of common shares outstanding	26,966	26,490	26,828	26,338
Effect of potentially dilutive securities (options)	541	882	613	910

Weighted average of common shares outstanding-diluted	27,507	27,372	27,441	27,248

Diluted net income per common share	$0.32	$0.18	$0.90	$0.58

The computation of diluted earning per share does not include 92,500 options for the three months and nine months ended December 31, 2006 because their inclusion would have an anti-dilutive effect on earnings per share.

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

Operating segment data for the three and nine month periods ended December 31, 2006 and 2005 is as follows:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,

	2006	2005	2006	2005

Revenue:
QSI Division	$4,267	$3,867	$12,129	$11,718
NextGen Division	34,229	22,885	99,900	72,004

Consolidated revenue	$38,496	$26,752	$112,029	$83,722

Operating income (loss):
QSI Division	$1,368	$951	$3,526	$2,971
NextGen Division	13,424	7,904	40,873	26,460
Unallocated corporate expenses	(2,187)	(1,730)	(6,654)	(5,368)

Consolidated operating income	$12,605	$7,125	$37,745	$24,063

12. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2006. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

13. Customer Concentration

One customer represented approximately 20.0% of total gross accounts receivable as of December 31, 2006.

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

The Company’s standard sales agreements in the NextGen Division contain an indemnification provision pursuant to which it shall indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, any copyright or other intellectual property infringement claim by any third party with respect to its software. The QSI Division arrangements occasionally utilize this type of language as well. As the Company has not incurred any significant costs to defend lawsuits or settle claims related to these indemnification agreements, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnification obligations.

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

15. Subsequent Events

On January 29, 2007, a committee comprised of all the independent directors of the Board of Directors modified the Company’s previously approved performance based equity incentive program for employees. Under this program, options to purchase the Company’s common stock are awarded based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2007. Modifications to the program include an increase of the maximum number of options available under the program from 115,000 to 290,000. See Note 8.

On January 29, 2007, the Board of Directors approved a one-time cash dividend of $1.00 per share payable on its outstanding shares of common stock. The cash dividend record date is February 13, 2007 and is expected to be distributed to shareholders on or about February 28, 2007.

Also on January 29, 2007, the Board of Directors adopted a policy whereby the Company intends to pay a regular quarterly dividend of twenty-five cents ($0.25) per share on the Company’s outstanding shares of common stock commencing with conclusion of the Company’s first fiscal quarter of 2008 and continuing each fiscal quarter thereafter, subject to further review and approval and establishment of record and distribution dates by the Board of Directors prior to the declaration of each such quarterly dividend.

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

▪

The fee must be negotiated at the outset of an arrangement, and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users.

▪

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

▪

the contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement;

▪	the customer can be expected to satisfy its obligations under the contract;

▪	the Company can be expected to perform its contractual obligations; and

▪	reliable estimates of progress towards completion can be made.

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

Product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48). We also ensure that the other criteria in SFAS 48 have been met prior to recognition of revenue:

▪	the price is fixed or determinable;

▪	the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;

▪	the customer’s obligation would not change in the event of theft or damage to the product;

▪	the customer has economic substance;

▪	the amount of returns can be reasonably estimated; and

▪	we do not have significant obligations for future performance in order to bring about resale of the product by the customer.

From time to time, we offer future purchase discounts on our products and implementation services as part of our sales arrangements. Pursuant to AICPA TPA 5100.50, discounts which are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, which are incremental to the range of discounts typically given in comparable transactions, and which are significant, are treated as an additional element of the contract to be deferred. Amounts deferred related to future purchase options are not recognized until either the customer exercises the discount offer or the offer expires. Significant maintenance discounts are also treated as an additional element of the contract.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments to us. We perform credit evaluations of our customers and maintain reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management’s estimate of the probability of collection for certain troubled accounts. General reserves are established based on our historical experience of bad debt expense and the aging of our accounts receivable balances, net of deferred revenue and specifically reserved accounts. If the financial condition of one or more our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Research and Development Tax Credits. Management’s treatment of research and development tax credits represents an estimate that affects the Company’s effective income tax rate for the three and nine months ended December 31, 2005. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualified expenses under the applicable state regulations. In December 2006, the federal research and development tax credit provisions were re-enacted into law, resulting in a benefit for research and development tax credits recorded in the December 2006 quarter. The three month period ended December 31, 2006 includes research and development tax credits for the period from April 2006 to December 2006.

Qualified Production Activities Deduction. Management’s treatment of this deduction represents an estimate that affects the Company’s effective income tax rate for the three and nine months ended December 31, 2006. The deduction taken by the Company involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under Internal Revenue Code Section 199.

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

Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen®3 product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGenemr), Enterprise Practice Management (NextGenepm), Enterprise Appointment Scheduling (NextGeneas), NextGen Image Control System (NextGenics), Realtime Transaction Server (NextGenrts), Electronic Data Interchange, System Interfaces, OPTIK, NextGen Edits, NextGen RTF File Monitor, and a Patient-centric Web Portal solution (NextMD4.com). NextGen also markets a version of NextGenemr with reduced capabilities (NextGen Express). NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or within an ASP environment.

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

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 88.9% of our revenue for the third quarter of fiscal 2007 compared to 85.5% in the third quarter of fiscal 2006. The QSI Division accounted for 11.1% and 14.5% of revenue in the third quarter of fiscal 2007 and 2006, respectively. The NextGen Division’s year over year revenue grew at 49.6% and 24.7% in the third quarter of fiscal 2007 and 2006, respectively, while the QSI Division’s year over year revenue increased by 10.3% and 3.3% in the third quarter of fiscal 2007 and 2006, respectively.

In addition to the aforementioned software solutions which we offer through our two divisions, each division offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

Results of Operations

Overview of results

▪

We have experienced significant growth in our total revenue as a result of growth in our NextGen Division. Consolidated revenue grew 33.8% in the nine months ended December 31, 2006 versus 2005 and 32.0% in the nine months ended December 31, 2005 versus 2004.

▪

Consolidated income from operations grew 56.9% in the nine months ended December 31, 2006 versus 2005 and 34.0% in the nine months ended December 31, 2005 versus 2004. This performance was driven principally by the results in our NextGen Division.

▪

We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

▪

On April 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recognized under SFAS 123R for the nine months ended December 31, 2006 was $2.7 million, which consisted of stock-based compensation expense related to employee and director stock options. The $2.7 million includes $0.3 million expensed under APB 25 for “in the money” options issued prior to the adoption of SFAS 123R. As of December 31, 2006, $7.1 million of total unrecognized compensation costs related to stock options. These expenses will be allocated between cost of revenue, selling, general and administrative and research and development costs. This amount does not include the cost of new

[3]	NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

[4]	NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

options that may be granted in future periods nor any changes in our forfeiture percentage.

NextGen Division

▪

Our NextGen Division has experienced significant growth in revenue and operating income. Divisional revenue grew 38.7% in the nine months ended December 31, 2006 versus 2005 and 39.1% in the nine months ended December 31, 2005 versus 2004 while divisional operating income (excluding unallocated corporate expenses) grew 54.5% in the nine months ended December 31, 2006 versus 2005 and 47.1% in the nine months ended December 31, 2005 versus 2004.

▪

During the nine months ended December 31, 2006, we added staffing resources to departments including sales, support, implementation, and software development and intend to continue to do so during the remainder of fiscal year 2007.

▪

Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

▪

Our QSI Division revenue grew 3.5% in the nine months ended December 31, 2006 versus 2005 and remained relatively consistent in the nine months ended December 31, 2005 versus 2004. The Division experienced an 18.7% increase in operating income (excluding unallocated corporate expenses) in the nine months ended December 31, 2006 versus 2005 as compared to a 13.5% decrease in operating income in the nine months ended December 31, 2005 versus 2004.

▪	Our goals for the QSI Division include maximizing profit performance given the constraints represented by a weak purchasing environment in the dental group practice market.

The following table sets forth for the periods indicated the percentage of revenues represented by each item in our Consolidated Statements of Income.

(Unaudited)	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,

	2006	2005	2006	2005

Revenues:
Software, hardware and supplies	41.8%	40.5%	42.7%	44.8%
Implementation and training services	7.5	9.8	7.8	9.7

System sales	49.3	50.3	50.5	54.5

Maintenance	28.8	28.9	26.9	26.8
Electronic data interchange services	11.1	12.4	11.0	11.4
Other services	10.8	8.4	11.6	7.3

Maintenance, EDI and other services	50.7	49.7	49.5	45.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	4.7	6.2	4.7	7.2
Implementation and training services	5.6	7.4	5.6	6.9

Total cost of system sales	10.3	13.6	10.3	14.1

Maintenance	7.9	7.5	8.0	7.8
Electronic data interchange services	8.2	8.3	7.9	7.6
Other services	6.6	5.7	5.9	4.9

Total cost of maintenance, EDI and other services	22.7	21.5	21.8	20.3

Total cost of revenue	33.0	35.1	32.1	34.4

Gross profit	67.0	64.9	67.9	65.6

Selling, general and administrative	27.5	30.0	27.5	29.8
Research and development	6.8	8.2	6.7	7.1

Income from operations	32.7	26.7	33.7	28.7

Interest income	2.4	2.2	2.2	1.7

Income before provision for income taxes	35.2	28.9	35.9	30.4
Provision for income taxes	12.5	10.9	13.8	11.6

Net income	22.7%	18.0%	22.1%	18.7	%*

*	does not add due to rounding

For the Three-Month Periods Ended December 31, 2006 versus 2005

Net Income. The Company’s net income for the three months ended December 31, 2006 was $8.7 million or $0.32 per share on a basic and $0.32 per share on a fully diluted basis. In comparison, we earned $4.8 million or $0.18 per share on a basic and $0.18 per share on a fully diluted basis for the three months ended December 31, 2005. The increase in net income for the three months ended December 31, 2006 was achieved primarily through the following:

▪	a 43.9% increase in consolidated revenue;

▪	a 49.6% increase in NextGen Division revenue which accounted for 88.9% of consolidated revenue;

▪	increase in the consolidated gross profit percentage which increased to 67.0% in the three months ended December 31, 2006 versus 64.9% in the same period last year; and

▪

a reduction in the effective tax rate in the quarter ended December 31, 2006 to 35.6% versus 37.6% in the prior year quarter primarily due to a benefit for research and development tax credits recorded in the December, 2006 quarter provision as a result of the re-enactment of research and development tax credit statutes which occurred in December, 2006. The three month period ended December 31, 2006 includes research and development tax credits for the period from April 2006 to December 2006.

Revenue. Revenue for the three months ended December 31, 2006 increased 43.9% to $38.5 million from $26.8 million for the three months ended December 31, 2005. NextGen Division revenue increased 49.6% from approximately $22.9 million to approximately $34.2 million in the period, while QSI Division revenue increased by 10.3% during the period.

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

System Sales. Company-wide sales of systems for the three months ended December 31, 2006, increased 41.1% to $19.0 million from $13.5 million in the prior year quarter.

Our increase in revenue from sales of systems was principally the result of a 40.2% increase in category revenue at our NextGen Division. Divisional sales in this category grew from $12.8 million during the quarter ended December 31, 2005 to $17.9 million during the quarter ended December 31, 2006. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as delivery of related implementation services. Hardware, third party software and supplies have remained consistent between periods.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by Division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Three months ended December 31, 2006
QSI Division	$235	$710	$119	$1,064
NextGen Division	14,612	531	2,766	17,909

Consolidated	$14,847	$1,241	$2,885	$18,973

Three months ended December 31, 2005
QSI Division	$216	$391	$67	$674
NextGen Division	9,696	532	2,548	12,776

Consolidated	$9,912	$923	$2,615	$13,450

NextGen Division software revenue increased 50.7% between the three months ended December 31, 2005 and the three months ended December 31, 2006. The Division’s software revenue accounted for 81.6% of divisional system sales revenue during the three months ended December 31, 2006, an increase from 75.9% in the prior year period. Software sales revenue from VAR’s totaled approximately $3.1 million compared to $0.7 million in the prior year period. The increase in VAR revenue was impacted in part by revenue from sales to Siemens Medical Solutions. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division and management was pleased with the Division’s performance in this area.

During the three months ended December 31, 2006, 3.0% of NextGen’s system sales revenue was represented by hardware and third party software compared to 4.2% in the same prior year period. We have noted that results from numerous prior quarters have included a relatively lower amount of hardware and third party software compared to prior periods. However, this decrease was not and is not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division increased 8.6% in the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended December 31, 2006 versus 2005 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

For the QSI Division, total system sales increased approximately $0.4 million in the three months ended December 31, 2006 versus December 31, 2005. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

Maintenance, EDI and Other Services. For the three months ended December 31, 2006, Company-wide revenue from maintenance, EDI and other services grew 46.8% to $19.5 million from $13.3 million in the same period in the prior year. The increase in this category resulted from an increase in maintenance, EDI and other services revenue from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the three months ended December 31, 2006 grew 54.7% to $9.3 million from $6.0 million in the same year ago period, while EDI revenue grew 47.0% to $3.2 million compared to $2.2 million during the same prior year period. Other services revenue for the three months ended December 31, 2006 grew to $3.8 million compared from $1.9 million in the year ago period. The increase in Other services was due primarily to purchases of additional training and other services by existing NextGen customers. QSI Division maintenance revenue increased 3.2% in the same period a year ago while QSI divisional EDI revenue decreased by 3.9% between the same period a year ago.

The following table details revenue included in the EDI, maintenance, and other category for the three month periods ended December 31, 2006 and 2005:

	Maintenance	EDI	Other	Total

Three months ended December 31, 2006
QSI Division	$1,784	$1,086	$333	$3,203
NextGen Division	9,285	3,204	3,831	16,320

Consolidated	$11,069	$4,290	$4,164	$19,523

Three months ended December 31, 2005
QSI Division	$1,729	$1,130	$334	$3,193
NextGen Division	6,004	2,180	1,925	10,109

Consolidated	$7,733	$3,310	$2,259	$13,302

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended December 31, 2006 and 2005 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each Division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

December 31, 2005	783	530	280	190	1,063	720
Billing sites added	178	209	4	16	182	225
Billing sites removed	(30)	(29)	(24)	(26)	(54)	(55)

December 31, 2006	931	710	260	180	1,191	890

Cost of Revenue. Cost of revenue for the three months ended December 31, 2006 increased 35.0% to $12.7 million from $9.4 million in the quarter ended December 31, 2005, while the cost of revenue as a percentage of revenue decreased to 33.0% from 35.1% due to the fact that the rate of growth in cost of revenue grew slower than the aggregate revenue growth rate for the Company.

The decrease in our consolidated cost of revenue as a percentage of revenue between the three months ended December 31, 2006 and the three months ended December 31, 2005 is attributable to the following main factors:

▪	a reduction in the level of hardware and third party software expense as well as payroll and related benefits as a percentage of revenue in the NextGen Division; and

▪

an increase in the NextGen Division’s share of consolidated revenue from 85.5% in the quarter ended December 31, 2005 to 88.9% in the quarter ended December 31, 2006. The NextGen Division’s gross profit margin has been and continues to be higher than the QSI Division.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two Divisions:

	Hardware, Third Party Software	Payroll and related Benefits	Other	Total Cost of Revenue	Gross Profit

Three months ended December 31, 2006
QSI Division	8.6%	16.1%	19.4%	44.1%	55.9%
NextGen Division	2.6	12.7	16.3	31.6	68.4

Consolidated	3.3%	13.1%	16.6%	33.0%	67.0%

Three months ended December 31, 2005
QSI Division	10.4%	19.3%	20.4%	50.1%	49.9%
NextGen Division	3.1	13.4	16.1	32.6	67.4

Consolidated	4.1%	14.3%	16.7%	35.1%	64.9%

During the three months ended December 31, 2006, hardware and third party software constituted a smaller portion of consolidated revenue compared to the same year ago period driven principally by the composition of NextGen Division revenue. We have noted that the last several quarter’s results have included a relatively lower amount of hardware and third party software compared with prior periods. However, this reduction was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 13.1% of consolidated revenue in the three months ended December 31, 2006 compared to 14.3% during the three months ended December 31, 2005. The absolute level of consolidated payroll and benefit expenses grew from $3.8 million in the three months ended December 31, 2005 to $5.0 million in the three months ended December 31, 2006, an increase of 32% or $1.2 million. The increase was due primarily to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division where such expenses increased to $4.4 million in the three months ended December 31 2006 from $3.1 million in the three months ended December 31, 2005. Payroll and benefits expense associated with delivering products and services in the QSI Division during the three months ended December 31, 2006 and 2005 remained relatively unchanged at approximately $0.7 million. The adoption of SFAS 123R added approximately $0.1 million in compensation expense to cost of revenue.

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

“Other”, which consists of outside service costs, amortization of software development costs and other costs, decreased slightly to 16.6% of revenue during the three months ended December 31, 2006 from 16.7% of revenue during the three months ended December 31, 2005.

Should the NextGen Division continue to represent an increasing share of our revenue and should the NextGen Division continue to carry higher gross profit than the QSI Division, our consolidated gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, the gross profit percentage for the Company and both our divisions increased for the three month period ended December 31, 2006 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended December 31, 2006 and 2005:

	Three months ended December 31,		Three months ended December 31,

	2006	%	2005	%

QSI Division
Revenue	$4,267	100.0%	$3,867	100.0%
Cost of revenue	1,880	44.1	1,939	50.1

Gross profit	$2,387	55.9%	$1,928	49.9%

NextGen Division
Revenue	$34,229	100.0%	$22,885	100.0%
Cost of revenue	10,817	31.6	7,464	32.6

Gross profit	$23,412	68.4%	$15,421	67.4%

Consolidated
Revenue	$38,496	100.0%	$26,752	100.0%
Cost of revenue	12,697	33.0	9,403	35.1

Gross profit	$25,799	67.0%	$17,349	64.9%

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2006 increased 32.1% to $10.6 million as compared to $8.0 million for the three months ended December 31, 2005. The increase in these expenses resulted primarily from a $1.7 million in compensation expense in the NextGen Division, a $0.4 million increase in selling related expenses in the NextGen Division and a $0.5 million increase in corporate related expenses. The adoption of SFAS 123R added approximately $0.6 million in compensation expense to selling, general and administrative expenses and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 30.0% in the three months ended December 31, 2005 to 27.5% in the three months ended December 31, 2006 due in part to the fact that the rate of growth in revenue was greater than the selling, general and administrative expense growth rate for the Company.

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

Research and Development Costs. Research and development costs for the three months ended December 31, 2006 and 2005 were $2.6 million and $2.2 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the adoption of SFAS 123R added approximately $0.2 million in compensation expense to research and development costs. Additions to capitalized software costs offset research and development costs. For the three months ended December 31, 2006, $1.3 million was added to capitalized software costs while $0.5 million was capitalized during the three months ended December 31, 2005. Research and development costs as a percentage of revenue decreased to 6.8% from 8.2% during the three months ended December 31, 2006. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income. Interest income for the three months ended December 31, 2006 increased to approximately $0.9 million compared with $0.6 million in the three months ended December 31, 2005. Interest income in the three months ended December 31, 2006 increased primarily due to the effect of an increase in short term interest rates versus the prior year quarter as well as comparatively higher amounts of funds available for investment during the three months ended December 31, 2006.

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

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2006 was approximately $4.8 million as compared to approximately $2.9 million for the year ago period. The effective tax rates for the three months ended December 31, 2006 and 2005 were 35.6% and 37.6%, respectively. The provision for income taxes for the three months ended December 31, 2006 differs from the combined statutory rates primarily due to the re-enactment of federal research and development tax credits which occurred in December 2006. The re-enactment was retroactive to the start of our fiscal year, resulting in a benefit for research and development credits recorded during the quarter ended December 31, 2006. The effective rate for the three months ended December 31, 2006 also includes a benefit from the Qualified Production Activities Deduction, offset by non-deductible option expense related to incentive stock options. The provision for income taxes for the three months ended December 31, 2005 included research and development credits.

For the Nine-Month Periods Ended December 31, 2006 versus 2005

Net Income. The Company’s net income for the nine months ended December 31, 2006 was $24.7 million or $0.92 per share on a basic and $0.90 per share on a fully diluted basis. In comparison, we earned $15.7 million or $0.60 per share on a basic and $0.58 per share on a fully diluted basis in the nine months ended December 31, 2005. The increase in net income for the nine months ended December 31, 2006 was achieved primarily through the following:

•	a 33.8% increase in consolidated revenue;

•	a 38.7% increase in NextGen Division revenue which accounted for 89.2% of consolidated revenue; and

•	increase in the consolidated gross profit percentage which increased to 67.9% in the nine months ended December 31, 2006 versus 65.6% in the same period last year.

Revenue. Revenue for the nine months ended December 31, 2006 increased 33.8% to $112.0 million from $83.7 million for the nine months ended December 31, 2005. NextGen Division revenue increased 38.7% from $72.0 million during the nine month ended December 31, 2005 to $99.9 million during the nine months ended December 31, 2006, while QSI Division revenue increased 3.5% from $11.7 million during the nine months ended December 31, 2005 to $12.1 million during the nine months ended December 31, 2006.

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

System Sales. Company-wide sales of systems for the nine months ended December 31, 2006 increased 24.0% to $56.5 million from $45.6 million in the same prior year period.

Our increase in revenue from sales of systems was principally the result of a 23.6% increase in category revenue at our NextGen Division whose systems sales grew from $43.9 million to $54.2 million. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as delivery of related implementation and training services, partially offset by declines in the sale of hardware, third party software, and supplies.

Category revenue in the QSI Division increased 32.7% to $2.3 million from $1.7 million during the nine months ended December 31, 2006 principally due to sales of hardware, third party software and supplies.

The following table breaks down our reported systems sales into software, hardware and third party software and supplies, and implementation and training services components by Division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Nine months ended December 31, 2006
QSI Division	$510	$1,380	$414	$2,304
NextGen Division	44,258	1,706	8,273	54,237

Consolidated	$44,768	$3,086	$8,687	$56,541

Nine months ended December 31, 2005
QSI Division	$517	$829	$389	$1,735
NextGen Division	33,156	2,967	7,747	43,870

Consolidated	$33,673	$3,796	$8,136	$45,605

NextGen Division software revenue increased 33.5% between the nine months ended December 31, 2006 and the nine months ended December 31, 2005. The Division’s software revenue accounted for 81.6% of divisional systems sales revenue during the nine months ended December 31, 2006, an increase from 75.6% in the nine months ended December 31, 2005. Sales of additional licenses to existing customers grew significantly during the nine months ended December 31, 2006 compared to the year ago period as a result of an increasing number of customers who are expanding their use of our software in their practices and purchasing additional licenses as well as a successful program conducted with the customer base during the quarter ended September 30, 2006 which generated additional license purchases.

Software sales revenue from VAR’s totaled approximately $9.1 million compared to $3.3 million in the prior year period. The increase in VAR revenue was impacted in part by revenue from sales to Siemens Medical Solutions.

Software license revenue continues to be an area of primary emphasis for the NextGen Division and management was pleased with the Division’s performance in this area.

During the nine months ended December 31, 2006, 3.1% of NextGen’s systems sales revenue was represented by hardware and third party software compared to 6.8% in the same prior year period. We have noted that the last several quarter’s results have included a relatively lower amount of hardware and third party software compared to prior periods. However, this decrease was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 6.8% from the nine months ended December 31, 2005 compared to the nine months ended December 31, 2006. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The number of implementation and training staff increased during the course of the nine months ended December 31, 2006 versus 2005 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases will depend upon the availability of qualified staff, business conditions, and our ability to retain current staff members.

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

Maintenance, EDI and Other Services. For the nine months ended December 31, 2006, Company-wide revenue from maintenance, EDI and other services grew 45.6% to $55.5 million from $38.1 million during the same period last year. The increase in this category resulted from an increase in maintenance, EDI and other revenue from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the nine months ended December 31, 2006 grew 44.7% to $24.8 million from $17.2 million in the period a year ago, EDI revenue grew 45.7% to $8.9 million compared to $6.1 million during the same period and other services grew to $11.9 million compared to $4.9 million in the year ago period. The increase in other services was due primarily to purchases of additional training and other services by existing NextGen customers. QSI Division maintenance and EDI revenue remained consistent over the year ago period.

The following table details revenue included in Maintenance, EDI and other services for the nine month periods ended December 31, 2006 and 2005:

	Maintenance	EDI	Other	Total

Nine months ended December 31, 2006
QSI Division	$5,279	$3,422	$1,124	$9,825
NextGen Division	24,828	8,911	11,924	45,663

Consolidated	$30,107	$12,333	$13,048	$55,488

Nine months ended December 31, 2005
QSI Division	$5,246	$3,470	$1,266	$9,982
NextGen Division	17,157	6,116	4,862	28,135

Consolidated	$22,403	$9,586	$6,128	$38,117

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended December 31, 2006 and 2005 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing arrangements with certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

December 31, 2005	783	530	280	190	1,063	720
Billing sites added	178	209	4	16	182	225
Billing sites removed	(30)	(29)	(24)	(26)	(54)	(55)

December 31, 2006	931	710	260	180	1,191	890

Cost of Revenue. The cost of revenue for the nine months ended December 31, 2006 increased 25.1% to $36.0 million from $28.8 million, while the cost of revenue as a percentage of net revenue decreased to 32.1% from 34.4% during the same period a year ago.

The decrease in our consolidated cost of revenue as a percentage of revenue between the nine months ended December 31, 2006 and the nine months ended December 31, 2005 is attributable to the following main factors:

▪	a reduction in the level of third party hardware and software as a percentage of revenue in the NextGen Division; and

▪

an increase in the NextGen Division’s share of consolidated revenue from 86.0% in the nine months ended December 31, 2005 to 89.2% in December 31, 2006. The NextGen Division’s gross profit percentage has been and continues to be higher than that of the QSI Division.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two Divisions:

	Hardware, Third Party Software	Payroll and related Benefits	Other	Total Cost of Revenue	Gross Profit

Nine months ended December 31, 2006
QSI Division	7.6%	17.6%	20.8%	46.0%	54.0%
NextGen Division	2.5	12.3	15.6	30.4	69.6

Consolidated	3.0%	12.9%	16.2%	32.1%	67.9%

Nine months ended December 31, 2005
QSI Division	9.4%	18.9%	20.8%	49.1%	50.9%
NextGen Division	4.9	11.9	15.2	32.0	68.0

Consolidated	5.5%	12.9%	16.0%	34.4%	65.6%

During the nine months ended December 31, 2006, the cost of hardware and third party software constituted 3.0% of consolidated revenue compared to 5.5% in the same year ago period. We have noted that the results from numerous prior quarters have included a relatively lower amount of hardware and third party software compared to prior periods. However this year over year reduction was not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services remained consistent at 12.9% of consolidated revenue in the nine months ended December 31, 2006 and in the nine months ended December 31, 2005. The absolute level of consolidated payroll and benefit expenses grew from $10.8 million in the nine months ended December 31, 2005 to $14.4 million in the nine months ended December 31, 2006, an increase of 33%. This increase was due primarily to additions to headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division. These divisional expenses increased to $12.3 million in the nine months ended December 31, 2006 compared to $8.6 million in the nine months ended December 31, 2005, an increase of 43%. The Division’s payroll and benefits expense associated with delivering products and services as a percentage of divisional revenue in the nine months ended December 31, 2006 increased to 12.3% compared to 11.9% in the prior year period. Payroll and benefits expense as a percentage of revenue for the nine month period ended December 31, 2006 at the QSI Division decreased compared to the prior year at 17.6% versus 18.9%, in the prior year period. The adoption of SFAS 123R added approximately $0.4 million in compensation expense to cost of revenue for the nine months ended December 31, 2006.

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

“Other,” which consists of outside service costs, amortization of software development costs and other costs, increased to 16.2% of revenue from 16.0% in the year ago period.

Should the NextGen Division continue to represent an increasing share of our revenue and should NextGen continue to show higher gross profit percentages compared to the QSI Division, our gross profit percentages should increase to more closely match those of the NextGen Division.

As a result of the foregoing events and activities, our gross profit percentage for the Company and our two operating Divisions increased for the nine month period ended December 31, 2006 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the nine month periods ended December 31, 2006 and 2005:

	Nine months ended December 31,		Nine months ended December 31,

	2006	%	2005	%

QSI Division
Revenue	$12,129	100.0%	$11,718	100.0%
Cost of revenue	5,580	46.0	5,756	49.1

Gross profit	$6,549	54.0%	$5,962	50.9%

NextGen Division
Revenue	$99,900	100.0%	$72,004	100.0%
Cost of revenue	30,407	30.4	23,009	32.0

Gross profit	$69,493	69.6%	$48,995	68.0%

Consolidated
Revenue	$112,029	100.0%	$83,722	100.0%
Cost of revenue	35,987	32.1	28,765	34.4

Gross profit	$76,042	67.9%	$54,957	65.6%

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2006 increased 23.3% to $30.8 million as compared to $25.0 million for the nine months ended December 31, 2005. The increase in the amount of such expenses resulted primarily from increases of $4.1 million in salaries, commissions, and related benefits in the NextGen Division, a $0.4 million increase in other selling, general and administrative expenses in the NextGen Division and $1.3 million in increased corporate related expenses. The increase in corporate expenses was primarily composed of salaries and related benefits. The adoption of SFAS 123R added approximately $1.7 million in compensation expense to selling, general and administrative expenses and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 29.8% in the nine months ended December 31, 2005 to 27.5% in the nine months ended December 31, 2006 due in part to the fact that the rate of growth in revenue was greater than the selling, general and administrative expense growth rate for the Company.

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

Research and Development Costs. Research and development costs for the nine months ended December 31, 2006 and 2005 were $7.5 million and $5.9 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. The adoption of SFAS 123R added approximately $0.6 million in compensation expense to research and development costs. Additions to capitalized software costs offset research and development costs. For the nine months ended December 31, 2006, $3.5 million was added to capitalized software costs while $1.6 million was capitalized during the nine months ended December 31, 2005. Research and development costs as a percentage of net revenue decreased to 6.7% from 7.1% due in part, to the fact that the growth in revenue exceeded the increase in research and development spending. Research and development expenses are expected to continue at or above current levels.

Interest Income. Interest income for the nine months ended December 31, 2006 increased 73.6% to $2.4 million compared with $1.4 million in the nine months ended December 31, 2005. Interest income in the nine months ended December 31, 2006 increased primarily due to the effect of an increase in short term interest rates versus the prior year period as well as comparatively higher amounts of funds available for investment during the nine months ended December 31, 2006.

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

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2006 was $15.4 million as compared to $9.8 for the year ago period. The effective tax rates for the nine months ended December 31, 2006 and 2005 was 38.4%, respectively. The provision for income taxes for the nine months ended December 31, 2006 differs from the combined statutory rates primarily due to the impact of federal and state research and development tax credits. The effective rate for the nine month period ended December 31, 2006 also includes a benefit from the Qualified Production Activities Deduction, which was mostly offset by non-deductible option expense related to incentive stock options. The tax provision for the nine months ended December 31, 2005 also included a benefit for research and development credits.

Liquidity and Capital Resources

The following table presents selected financial statistics and information as of and for each of the nine months ended December 31, 2006 and 2005:

	Nine months ended December 31,

	2006	2005

Cash and cash equivalents	$80,410	$75,228

Net increase in cash and cash equivalents during the nine month period	$23,185	$24,071

Net income during the nine month period	$24,727	$15,684

Net cash provided by operations during the nine month period	$23,288	$25,310

Number of days of sales outstanding at start of the period	122	119

Number of days of sales outstanding at the end of the period	140	129

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, net deferred income taxes and stock option expenses.

The following table summarizes our statement of cash flows for the nine month period ended December 31, 2006 and 2005:

	Nine months ended December 31,

	2006	2005

Net income	$24,727	$15,684

Non-cash expenses	8,186	7,761

Change in deferred revenue	4,630	8,639

Change in accounts receivable	(15,051)	(5,501)

Change in other assets and liabilities	(796)	(1,273)

Net cash provided by operating activities	$23,288	$25,310

Net Income

As referenced in the above table, net income makes up the majority of our cash generated from operations for the nine month period ended December 31, 2006 and 2005. Our NextGen Division’s contribution to net income has increased each year due to that Division’s operating income increasing more quickly than the Company as a whole.

Non-Cash expenses

Non-cash expenses include depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, net deferred income taxes and stock option expenses. Total non-cash expenses grew by approximately $0.4 million between the nine month periods ended December 31, 2006 and 2005.

Deferred Revenue

Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue, but for which cash was received. Deferred revenue grew by approximately $4.6 million in the nine month period ending December 31, 2006 versus $8.6 million in the year ago period.

Accounts Receivable

Accounts receivable grew by approximately $15.1 million and $5.5 million in the nine month periods ending December 31, 2006 and 2005, respectively. The increase in accounts receivable in both periods is due to the following factors:

▪	NextGen Division revenue grew 38.7% and 39.1% in the nine month periods ended December 31, 2006 and 2005, respectively;

▪

The NextGen Division constituted a larger percentage of our receivables at December 31, 2006 compared to March 31, 2006. Turnover of accounts receivable in the NextGen Division is slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is coming from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales; and

▪

We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $7.5 million in the nine month period ended December 31, 2006 and approximately $3.4 million in the nine month period ended December 31, 2005, respectively.

As of December 31, 2006, one customer represented approximately 20.0% of total gross accounts receivable, which customer has longer than average contractual payment terms.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) increased from 122 days to 140 days during the nine month period ended December 31, 2006 and increased from 119 days to 129 days in the same period in 2005, primarily due to the above mentioned factors.

If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts received expressed as DSO would be 81 days as of December 31, 2006 and 73 days as of December 31, 2005, respectively. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the nine months ended December 31, 2006, we anticipate being able to continue to generate cash from operations during fiscal 2007 primarily from the net income of the Company.

Cash flows from operating activities

Cash and cash equivalents increased by $23.2 million between March 31, 2006 and December 31, 2006 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $24.1 million during the nine months ended December 31, 2005 compared to the same period in the prior year, also primarily as a result of cash generated by operating activities.

Cash flows from investing activities

Net cash used in investing activities for the nine months ended December 31, 2006 and 2005 was $5.9 million and $3.9 million, respectively. Net cash used in investing activities for the nine months ended December 31, 2006 and 2005 consisted of additions to equipment and improvements and capitalized software.

Cash flows from financing activities

During the nine months ended December 31, 2006, we received proceeds of $3.8 million from the exercise of stock options and recorded a reduction in income tax liability of $2.0 million related to tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

Cash and cash equivalents

At December 31, 2006, we had cash and cash equivalents of $80.4 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

On January 29, 2007, the Board of Directors approved a one-time cash dividend of $1.00 per share payable on its outstanding shares of common stock. The cash dividend record date is February 13, 2007 and is expected to be distributed to shareholders on or about February 28, 2007.

Also on January 29, 2007, the Board of Directors adopted a policy whereby the Company intends to pay a regular quarterly dividend of twenty-five cents ($0.25) per share on the Company’s outstanding shares of common stock commencing with conclusion of the Company’s first fiscal quarter of 2008 and continuing each fiscal quarter thereafter, subject to further review and approval and establishment of record and distribution dates by the Board prior to the declaration of each such quarterly dividend.

Management believes that its cash and cash equivalents on hand at December 31, 2006, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends paid in the ordinary course of business for the balance of fiscal 2007.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2006, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Contractual Obligations	Total	Less than a year	1-3 years	3-5 years	Beyond 5 years

Non-cancelable lease obligations	$10,222	$604	$6,675	$2,943	$—

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

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Exchange Act and the rules thereunder.

During the quarter ended December 31, 2006, no significant changes have occurred in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The risk factors described below reflect material changes from risk factors as previously included in our Exchange Act reports. However, additional risks and uncertainties may also impair our business operations including but not limited (i) to those outlined in our prior SEC filings (ii) those we do not currently anticipate, and (iii) those that we currently deem immaterial. If any of these or other risks actually occur, our business, financial condition or results of operations will likely suffer. Any of these or other factors could harm our business and future results of operations and may cause you to lose all or part of your investment.

We face risks related to litigation advanced by a director and shareholder of the Company. In October 2005, a lawsuit was filed against us and nine of our eight directors (those elected by the shareholders, but not nominated by Mr. Ahmed Hussein) by one of our directors, Mr. Ahmed Hussein in connection with our 2005 Annual Shareholder’s Meeting. Thereafter, the California Superior Court issued a ruling in the case against Mr. Hussein and Mr. Hussein filed a notice of appeal with respect to the Court’s decision. In August 2006, the Company and Mr. Hussein entered into a Settlement Agreement which settled the outstanding legal action filed by Mr. Hussein and generally requires the parties to take or refrain from certain actions relating to corporate governance and voting for a period ending on the conclusion of the Company’s 2007 Annual Shareholders’ Meeting. Should Mr. Hussein (i) commence proxy contests and/or legal actions against the Company, its Board and/or its management after the 2007 Annual Shareholders’ Meeting, (ii) claim a breach of the Settlement Agreement provisions and commence legal actions against the Company prior to the 2007 Annual Meeting, or (iii) commence legal actions not addressed and precluded by the Settlement Agreement, the Company’s operating results and share price may be negatively impacted due to the negative publicity, additional expenses incurred, management distraction, and/or other factors. In addition, litigation of this nature may negatively impact our ability to attract and retain qualified board members and management personnel.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

The Company has received written notification from the Securities and Exchange Commission (“Commission”) stating that the Commission has initiated an investigation of trading activity in the Company’s securities. While making clear that the investigation does not mean the Commission has concluded there has been a violation of law, the Commission seeks Company documents and records concerning the Company’s Chief Financial Officer. The Company intends to cooperate fully with the Commission’s investigation.

Item 6.	Exhibits.

Exhibits:

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY SYSTEMS, INC.

Date:	February 5, 2007	By: /s/ Louis Silverman

Louis Silverman
Chief Executive Officer

Date:	February 5, 2007	By: /s/ Paul Holt

Paul Holt
Chief Financial Officer; Principal Accounting Officer