Form 10-K
period 2007-03-31
QUALITY SYSTEMS INC
filed 2007-06-08
CIK 708818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number: 0-13801

Quality Systems, Inc.

(Exact name of Registrant as specified in its charter)

California	95-2888568

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18191 Von Karman Avenue, Irvine, California 92612

(Address of principal executive offices, including zip code)

(949) 255-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐  No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐    Accelerated Filer ☒        Non-Accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2006: $660,124,000 (based on the closing sales price of the Registrant’s common stock as reported in the NASDAQ National Market System on that date, $38.78 per share).* (1)

          The Registrant has no non-voting common equity.

          Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	27,122,955

(Class)	(Outstanding at June 7, 2007)

          * For purposes of this Report, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

          (1)      On January 31, 2006, the registrant declared a 2-for-1 stock split with respect to its outstanding shares of common stock for shareholders of record on March 3, 2006. On February 2, 2005, the registrant declared a 2-for-1 stock split with respect to its outstanding shares of common stock for shareholders of record on March 4, 2005. All share prices and share amounts set forth herein have been retroactively adjusted to reflect such stock splits.

     DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY STATEMENT

Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission (“Commission”), communications to shareholders, press releases and oral statements made by our representatives that are not historical in nature, or that state our or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “will be,” “will lead,” “will assist,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” or “estimate” or variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance.

Forward-looking statements involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risk factors discussed in Item 1A of this report as well as factors discussed elsewhere in this and other reports and documents we file with the Commission. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time unless required by law. Interested persons are urged to review the risks described under Item 1A. “Risk Factors” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our other public disclosures and filings with the Commission.

PART I

ITEM 1.	BUSINESS

Company Overview

Quality Systems Inc., comprised of the QSI Division (QSI Division) and a wholly-owned subsidiary, NextGen Healthcare Information Systems, Inc. (NextGen Division) (collectively, “our company,” “we,” “our,” or “us”) develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (PHO’s) and management service organizations (MSO’s), ambulatory care centers, community health centers, and medical and dental schools.

Quality Systems, Inc., a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980’s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid- 1990’s we made two acquisitions that accelerated our penetration of the medical market. These two acquisitions formed the basis for the NextGen Division. Today, we serve the medical and dental markets through our two divisions.

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

Both divisions develop and market practice management software that is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include scheduling and billing capabilities. It is important to note that in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices. Therefore, we actively compete for the replacement market.

In addition, both divisions develop and market software that automates the patient record. Adoption rates for this software, commonly referred to as clinical software, are relatively low. Therefore, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems.

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

2 Microsoft Windows, Windows NT, Windows 95, Windows 98, Windows XP, and Windows 2000 are registered trademarks of the Microsoft Corporation.

3 NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

4 NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 89.4% of our revenue for fiscal 2007 compared to 87.0% in fiscal 2006. Inclusive of divisional EDI revenue, the QSI Division accounted for 10.6% and 13.0% of revenue in fiscal 2007 and 2006, respectively. The NextGen Division’s revenue grew at 35.5% and 41.0% in fiscal 2007 and 2006, respectively, while the QSI Division’s revenue increased by 6.7% and 1.2% in fiscal 2007 and 2006, respectively.

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

In response, healthcare provider organizations have placed increasing demands on their information systems. Initially, these information systems automated financial and administrative functions. As it became necessary to manage patient flow processes, the need arose to integrate “back-office” data with such clinical information as patient test results and office visits. We believe information systems must facilitate management of patient information incorporating administrative, financial and clinical information from multiple entities. In addition, large healthcare organizations increasingly require information systems that can deliver high performance in environments with multiple concurrent computer users.

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

Our Strategy

Our strategy is, at present, to focus on our core software business. Among the key elements central to this strategy are:

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

The QSI Division’s character-based practice management system is available in both dental and medical versions and primarily uses the IBM RS6000[5] central processing unit and IBM’S AIX[6] version of the UNIX operating system as a platform for our application software enabling a wide range of flexible and functional systems. The hardware components, as well as the requisite operating system licenses, are purchased from manufacturers or distributors of those components. We configure and test the hardware components and incorporate our software and other third party packages into completed systems. We continually evaluate third party hardware components with a view toward utilizing hardware that is functional, reliable and cost-effective.

NextGen EPM is the NextGen division’s practice management offering. NextGen EPM has been developed using a graphical user interface (GUI) client-server platform for compatibility with Windows 2000, Windows NT and Windows XP operating systems and relational databases that are ANSI SQL-compliant. NextGen EPM is scalable and includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The system’s multi-tiered architecture allows work to be performed on the database server, the application server and the client workstation.

We also offer practice management solutions for both dental and medical practices through the Internet. These products are marketed under the QSINet and NextGen WEB trade names, respectively.

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

CPS incorporates Windows-based client-server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize(s) a Windows NT or Windows 2000 or Windows XP operating system and the hardware is typically a Pentium[7]-based single or multi-processor platform. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations. A typical configuration may also include redundant disk storage, magnetic tape units, intra- and extra-oral cameras, digital X-ray components, digital scanners, conventional and flat screen displays, and printers. The hardware components, including the requisite operating system licenses, are purchased from third party manufacturers or distributors either directly by the customer or by us for resale to the customer.

NextGen provides clinical software applications that are complementary to, and are integrated with, our medical practice management offerings and interface with many of the other leading practice management software systems on the market. The applications incorporated into our practice management solutions and others such as scheduling, eligibility, billing and claims processing are augmented by clinical information captured by NextGen EMR, including services rendered and diagnoses used for billing purposes. We believe that we currently provide a comprehensive information management solution for the medical marketplace.

NextGen EMR was developed with client-server architecture and a GUI and utilizes Microsoft Windows 2000, Windows NT or Windows XP on each workstation and either Windows 2000, Windows NT, Windows XP or UNIX on the database server. NextGen EMR maintains data using industry standard relational database engines such as Microsoft SQL Server[8] or Oracle[9]. The system is scalable from one to thousands of workstations.

NextGen EMR stores and maintains clinical data including:

•	Data captured using user-customizable input “templates”;

•	Scanned or electronically acquired images, including X-rays and photographs;

•	Data electronically acquired through interfaces with clinical instruments or external systems;

•	Other records, documents or notes, including electronically captured handwriting and annotations; and

•	Digital voice recordings.

NextGen EMR also offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders, and powerful reporting and data analysis tools. NextGen Express is a version of NextGen EMR designed for small practices.

In 2006, the NextGen Division launched a new health information network technology product named NextGen® Community Health Solution (NextGen CHS). NextGen CHS facilitates cross-enterprise data sharing, enabling individual medical practices in a given community to selectively share critical data such as demographics, referrals, medications lists,

7 Pentium is a registered trademark of Intel Corporation.

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

Also in fiscal year 2006, we introduced a new service named Practice Solutions. This service provides billing services to solo and group practices.

Connectivity Services. We make available EDI capabilities and connectivity services to our customers. The EDI/connectivity capabilities encompass direct interfaces between our products and external third party systems, as well as transaction-based services. Services include:

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

Internet Applications. Our NextGen Division maintains an Internet-based patient health portal, NextMD®. NextMD is a vertical portal for the healthcare industry, linking patients with their physicians, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal are able to request appointments, send appointment changes or cancellations, receive test results on-line, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, on-line environment. Our NextGen suite of information systems are or can be linked to NextMD, integrating a number of these features with physicians’ existing systems.

Sales and Marketing

We sell and market our products nationwide primarily through a direct sales force. The efforts of the direct sales force are augmented by a small number of reseller relationships established by us. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2007, 2006 and 2005.

Our direct sales force typically makes presentations to potential clients by demonstrating the system and our capabilities on the prospective client’s premises. Sales efforts aimed at smaller practices can be performed on the prospective clients’ premises, or remotely via telephone or Internet-based presentations. Our sales and marketing employees identify prospective clients through a variety of means, including referrals from existing clients, industry consultants, contacts at professional society meetings, trade shows and seminars, trade journal advertising, direct mail advertising, and telemarketing.

Our sales cycle can vary significantly and typically ranges from six to twenty four months from initial contact to contract execution. Software licenses are normally delivered to a customer almost immediately upon receipt of an order. Implementation and training services are normally rendered based on a mutually agreed upon timetable. As part of the fees paid by our clients, we normally receive up-front licensing fees. Clients have the option to purchase maintenance services which, if purchased, are invoiced on a monthly, quarterly or annual basis.

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

We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for ten percent or more of net revenue during the fiscal years ended March 31, 2007, 2006, or 2005. However, one client did represent approximately 12.5% of gross accounts receivable as of March 31, 2007.

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

We offer our clients support services for most system components, including hardware and software, for a fixed monthly, quarterly or annual fee. Customers also receive access to future unspecified versions of the software, on a when-and-if available basis, as part of support services. We also subcontract, in certain instances, with third party vendors to perform specific hardware maintenance tasks.

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

In addition, NextGen E-learning is an on-line learning subscription service which allows end users to train on the software on the internet. E-learning allows end users to self manage their own learning with their personal learning path. The service allows users to track the status of courses taken.

In fiscal year 2007, we opened a new NextGen training facility in Dallas, Texas. This new training facility adds to our existing training facilities located in Horsham, Pennsylvania, Atlanta, Georgia and adjacent to our corporate offices in Irvine, California.

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

Product Enhancement and Development

The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance, and improve our systems. During fiscal years 2007, 2006, and 2005, we expended approximately $15.2 million, $11.4 million, and $9.6 million, respectively, on research and development activities, including capitalized software amounts of $5.0 million, $3.3 million, and $2.7 million, respectively. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.

Employees

As of June 1, 2007, we employed 661 persons, of which 647 were full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.

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

We face significant, evolving competition which, if we fail to properly address, could adversely affect our business, results of operations, financial condition and price of our stock. The markets for healthcare information systems are intensely competitive, and we face significant competition from a number of different sources. Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than we do. There has been significant merger and acquisition activity among a number of our competitors in recent months. Transaction induced pressures, or other related factors may result in price erosion or other negative market dynamics that could adversely affect our business, results of operations, financial condition and price of our stock.

We compete in all of our markets with other major healthcare related companies, information management companies, systems integrators, and other software developers. Competitive pressures and other factors, such as new product introductions by ourselves or our competitors, may result in price or market share erosion that could adversely affect our business, results of operations and financial condition. Also, there can be no assurance that our applications will achieve broad market acceptance or will successfully compete with other available software products.

Our inability to make initial sales of our systems to newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems could adversely affect our business, results of operations and financial condition. If new systems sales do not materialize, our near term and longer term revenue will be adversely affected.

The unpredictability of our quarterly operating results may cause the price of our common stock to fluctuate or decline. Our revenue may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation:

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

Our software products are generally shipped as orders are received and accordingly, we have historically operated with a minimal backlog of license fees. As a result, revenue in any quarter is dependent on orders booked and shipped in that quarter and is not predictable with any degree of certainty. Furthermore, our systems can be relatively large and expensive and individual systems sales can represent a significant portion of our revenue and profits for a quarter such that the loss or deferral of even one such sale can adversely affect our quarterly revenue and profitability.

Clients often defer systems purchases until our quarter end, so quarterly results generally cannot be predicted and frequently are not known until after the quarter has concluded.

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

There can be no assurance that application and subsequent interpretations of these pronouncements will not further modify our revenue recognition policies, or that such modifications would not adversely affect our operating results reported in any particular quarter or year.

Due to all of the foregoing factors, it is possible that our operating results may be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be adversely affected.

Our common stock price has been volatile, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us. Volatility may be caused by a number of factors including but not limited to:

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

Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

Two of our directors are significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. Two of our directors and principal shareholders beneficially owned an aggregate of approximately 36% of the outstanding shares of our common stock at March 31, 2007. Our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board. The amounts required to assure a Board position can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes”, and the number of shares held by the shareholder exercising cumulative voting rights. In the event that cumulative voting is invoked, it is likely that the two of our directors holding an aggregate of approximately 36% of the outstanding shares of our common stock at March 31, 2007 will each have sufficient votes to assure themselves of one or more seats on our Board. With or without cumulative voting, these shareholders will have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. In addition, such influence by one or both of these affiliates could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

If our principal products and our new product development fail to meet the needs of our clients, we may fail to realize future growth. We currently derive substantially all of our net revenue from sales of our healthcare information systems and related services. We believe that a primary factor in the market acceptance of our systems has been our ability to meet the needs of users of healthcare information systems. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our clients through the timely development and successful introduction and implementation of new and enhanced versions of our systems and other complementary products. We have historically expended a significant percentage of our net revenue on product development and believe that significant continuing product development efforts will be required to sustain our growth. Continued investment in our sales staff and our client implementation and support staffs will also be required to support future growth.

There can be no assurance that we will be successful in our product development efforts, that the market will continue to accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance. If new products or product enhancements do not achieve market acceptance, our business, results of operations and financial condition could be adversely affected. At certain times in the past, we have also experienced delays in purchases of our products by clients anticipating our launch of new products. There can be no assurance that material order deferrals in anticipation of new product introductions from ourselves or other entities will not occur.

If the emerging technologies and platforms of Microsoft and others upon which we build our products do not gain or continue to maintain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies, we may not be able to compete effectively and our ability to generate revenue will suffer. Our software products are built and depend upon several underlying and evolving relational database management system platforms such as those developed by Microsoft. To date, the standards and technologies upon which we have chosen to develop our products have proven to have gained industry acceptance. However, the market for our software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products.

We face the possibility of subscription pricing, which may force us to adjust our sales, marketing and pricing strategies. We currently derive substantially all of our revenue from traditional software license, maintenance and service fees, as well as the resale of computer hardware. Today, the majority of our customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. If the marketplace increasingly demands subscription pricing, we may be forced to adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to a significantly greater degree of subscription pricing could adversely affect our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially. There can be no assurance that the marketplace will not increasingly embrace subscription pricing.

Many of our competitors have greater resources than we do. In order to compete successfully, we must keep pace with our competitors in anticipating and responding to the rapid changes involving the industry in which we operate, or our business, results of operations and financial condition may be adversely affected. The software market generally is characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. New product development depends upon significant research and development expenditures which depend ultimately upon sales growth. Any material shortfall in revenue or research funding could impair our ability to respond to technological advances or opportunities in the marketplace and to remain competitive. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition may be adversely affected.

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

We face the possibility of claims based upon our website, which may cause us expense and management distraction. We could be subject to third party claims based on the nature and content of information supplied on our website by us or third parties, including content providers or users. We could also be subject to liability for content that may be accessible through our website or third party websites linked from our website or through content and information that may be posted by users in chat rooms, bulletin boards or on websites created by professionals using our applications. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations.

We face risk and/or the possibility of claims from activities related to strategic partners, which could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business. We rely on third parties to provide services that affect our business. For example, we use national clearinghouses in the processing of some insurance claims and we outsource some of our hardware maintenance services and the printing and delivery of patient statements for our customers. These third parties could raise their prices and/or be acquired by competitors of our which could potentially create short and long-term disuptions to our business negatively impacting our revenue, profit and/or stock price. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenue. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.

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

•	use of cash as acquisition currency may adversely affect interest or investment income, thereby potentially adversely affecting our earnings and /or earnings per share;

•	difficulty in effectively integrating any acquired technologies or software products into our current products and technologies;

•	difficulty in predicting and responding to issues related to product transition such as development, distribution and customer support;

•	the possible adverse effect of such acquisitions on existing relationships with third party partners and suppliers of technologies and services;

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

•	difficulty in integrating acquired operations due to geographical distance, and language and cultural differences; and

•	the possibility that acquired assets become impaired, requiring us to take a charge to earnings which could be significant.

A failure to successfully integrate acquired businesses or technology for any of these reasons could have an adverse effect on our results of operations.

We face the risks and uncertainties that are associated with litigation against us, which may adversely impact our marketing, distract management and have a negative impact upon our business, results of operations and financial condition. We face the risks associated with litigation concerning the operation of our business. The uncertainty associated with substantial unresolved litigation may have an adverse effect on our business. In particular, such litigation could impair our relationships with existing customers and our ability to obtain new customers. Defending such litigation may result in a diversion of management’s time and attention away from business operations, which could have an adverse effect on our business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

There can be no assurance that such litigation will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.

Because we believe that proprietary rights are material to our success, misappropriation of these rights could adversely affect our financial condition. We are heavily dependent on the maintenance and protection of our intellectual property and we rely largely on license agreements, confidentiality procedures, and employee nondisclosure agreements to protect our intellectual property. Our software is not patented and existing copyright laws offer only limited practical protection.

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

We do not believe that our operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against us with respect to our current or future products or that any such assertion will not require us to enter into a license agreement or royalty arrangement or other financial arrangement with the party asserting the claim. Responding to and defending any such claims may distract the attention of our management and adversely affect our business, results of operations and financial condition. In addition, claims may be brought against third parties from which we purchase software, and such claims could adversely affect our ability to access third party software for our systems.

We are dependent on our license rights and other services from third parties, which may cause us to discontinue, delay or reduce product shipments. We depend upon licenses for some of the technology used in our products as well as other services from third-party vendors. Most of these arrangements can be continued/renewed only by mutual consent and may be terminated for any number of reasons. We may not be able to continue using the products or services made available to us under these arrangements on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments or services provided until we can obtain equivalent technology or services. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the business elements covered by these arrangements and use these elements to compete directly with us. In addition, if our vendors choose to discontinue providing their technology or services in the future or are unsuccessful in their continued research and development efforts, we may not be able to modify or adapt our own products.

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

We are subject to the development and maintenance of the Internet infrastructure, which is not within our control, and which may diminish Internet usage and availability as well as access to our website. We deliver Internet-based services and, accordingly, we are dependent on the maintenance of the Internet by third parties. The Internet infrastructure may be unable to support the demands placed on it and our performance may decrease if the Internet continues to experience it’s historic trend of expanding usage. As a result of damage to portions of its infrastructure, the Internet has experienced a variety of performance problems which may continue into the foreseeable future. Such Internet related problems may diminish Internet usage and availability of the Internet to us for transmittal of our Internet-based services. In addition, difficulties, outages, and delays by Internet service providers, online service providers and other website operators may obstruct or diminish access to our website by our customers resulting in a loss of potential or existing users of our services.

Our failure to manage growth could harm our business, results of operations and financial condition. We have in the past experienced periods of growth which have placed, and may continue to place, a significant strain on our non-cash resources. We also anticipate expanding our overall software development, marketing, sales, client management and training capacity. In the event we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have an adverse effect on us. In addition, our ability to manage future increases, if any, in the scope of our operations or personnel will depend on significant expansion of our research and development, marketing and sales, management, and administrative and financial capabilities. The failure of our management to effectively manage expansion in our business could have an adverse effect on our business, results of operations and financial condition.

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

The industry in which we operate is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that our current employees will continue to work for us. Loss of services of key employees could have an adverse effect on our business, results of operations and financial condition. Furthermore, we may need to grant additional equity incentives to key employees and provide other forms of incentive compensation to attract and retain such key personnel. Failure to provide such types of incentive compensation could jeopardize our recruitment and retention capabilities.

Our products may be subject to product liability legal claims, which could have an adverse effect on our business, results of operations and financial condition. Certain of our products provide applications that relate to patient clinical information. Any failure by our products to provide accurate and timely information could result in claims against us. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our Web sites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

•

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

There can be no assurance that we will not be subject to product liability claims, that such claims will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates. Such product liability claims could adversely affect our business, results of operations and financial condition.

We are subject to the effect of payor and provider conduct which we cannot control and accordingly, there is no assurance that revenues for our services will continue at historic levels. We offer certain electronic claims submission products and services as part of our product line. While we have implemented certain product features designed to maximize the accuracy and completeness of claims submissions, these features may not be sufficient to prevent inaccurate claims data from being submitted to payors. Should inaccurate claims data be submitted to payors, we may be subject to liability claims.

Electronic data transmission services are offered by certain payors to healthcare providers that establish a direct link between the provider and payor. This process reduces revenue to third party EDI service providers such as us. As a result of this, or other market factors, we are unable to ensure that we will continue to generate revenue at or in excess of prior levels for such services.

A significant increase in the utilization of direct links between healthcare providers and payors could adversely affect our transaction volume and financial results. In addition, we cannot provide assurance that we will be able to maintain our existing links to payors or develop new connections on terms that are economically satisfactory to us, if at all.

There is significant uncertainty in the healthcare industry in which we operate, and we are subject to the possibility of changing government regulation, which may adversely impact our business, financial condition and results of operations. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures.

In the past, various legislators have announced that they intend to examine proposals to reform certain aspects of the U.S. healthcare system including proposals which may change governmental involvement in healthcare and reimbursement rates, and otherwise alter the operating environment for us and our clients. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for our systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduction in the allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. We cannot predict what effect, if any, such proposals or healthcare reforms might have on our business, financial condition and results of operations.

As existing regulations mature and become better defined, we anticipate that these regulations will continue to directly affect certain of our products and services, but we cannot fully predict the effect at this time. We have taken steps to modify our products, services and internal practices as necessary to facilitate our compliance with the regulations, but there can be no assurance that we will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management’s attention and divert other company resources, and any noncompliance by us could result in civil and criminal penalties.

In addition, developments of additional federal and state regulations and policies have the potential to positively or negatively affect our business.

In addition, our software may potentially be subject to regulation by the U.S. Food and Drug Administration (FDA) as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could adversely affect our business, financial condition and results of operations.

If our products fail to comply with evolving government and industry standards and regulations, we may have difficulty selling our products. We may be subject to additional federal and state statutes and regulations in connection with offering services and products via the Internet. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet commerce and communications. Areas being affected by these regulations include user privacy, pricing, content, taxation, copyright protection, distribution, and quality of products and services. To the extent that our products and services are subject to these laws and regulations, the sale of our products and services could be harmed.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, one or more of which could adversely affect our business, financial condition, cash flows, revenue and results of operations. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the Commission, Management believes our current sales and licensing contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business, financial condition, cash flows, revenue and results of operations.

If material weaknesses in our internal controls are identified by ourselves or our independent auditors, our per share price may be adversely affected. Any material weaknesses identified in our internal controls as part of the ongoing evaluation being undertaken by us and our independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the price at which our stock trades.

No evaluation process can provide complete assurance that our internal controls will detect and correct all failures within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, if we continue to expand, through either organic growth or through acquisitions (or both), the challenges involved in implementing appropriate controls will increase and may require that we evolve some or all of our internal control processes.

It is also possible that the overall scope of Section 404 of the Sarbanes-Oxley Act of 2002 may be revised in the future, thereby causing our auditors and ourselves to review, revise or reevaluate our internal control processes which may result in the expenditure of additional human and financial resources.

Continuing worldwide political and economic uncertainties may adversely affect our revenue and profitability. The last several years have been periodically marked by concerns including but not limited to inflation, decreased consumer confidence, the lingering effects of international conflicts, energy costs and terrorist and military activities. These conditions can make it extremely difficult for our customers, our vendors and ourselves to accurately forecast and plan future business activities, and they could cause constrained spending on our products and services, and/or delay and lengthen sales cycles.

Our future policy concerning stock splits is uncertain. While we effected a 2:1 split of our stock in March 2005 and a second 2:1 stock split in March 2006, there can be no assurance that another stock split will occur in the future. Unfulfilled expectations to the contrary could adversely affect the price of our stock.

Our future policy concerning the payment of dividends is uncertain, which could adversely affect the price of our stock. We have announced our intention to pay a quarterly dividend commencing with the conclusion of our first fiscal quarter of 2008 (June 30, 2007) and pursuant to this policy the Board has declared a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of June 15, 2007 with an anticipated distribution date of July 5, 2007. We anticipate that future quarterly dividends, if and when declared by the Board pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July. There can be no guarantees that we will have the financial wherewithal to fund this dividend in perpetuity. Further, the Board may decide not to pay further the dividend at some future time for financial or non-financial reasons. Unfulfilled expectations regarding future dividends could adversely affect the price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal administrative, accounting and QSI Division operations are located in Irvine, California, under a lease that commenced in May 2005, and expires in May 2008. We lease approximately 12,000 square feet of space at this location. In September 2005, we executed a lease for approximately 3,300 square feet of space in a building adjacent to our corporate office in Irvine to house additional corporate staff and NextGen training operations. This lease expires in January 2011. We lease approximately 78,000 square feet of space for the principal office of our NextGen Division in Horsham, Pennsylvania. This lease expires in March 2011. In January 2007, we executed a new lease for approximately 35,000 square feet of space for the NextGen Division in Atlanta, Georgia. This lease expires in October 2011. In May 2006, we executed a lease for approximately 3,000 square feet of space in Dallas, Texas for NextGen staff and a new NextGen training facility. In addition, we lease approximately 6,000 square feet of space in Santa Ana, California, to house our assembly and warehouse operations of the QSI Division. We also have an aggregate of approximately 3,000 square feet of space in Minnesota, Utah, Wisconsin, and Washington to house additional sales, training, development and service operations. These leases, excluding options, have expiration dates ranging from month-to-month to October 2011. Should we continue to grow, we may be required to lease additional space. We believe that suitable additional or substitute space is available, if needed, at market rates.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these currently pending matters has yet to be determined, we do not presently believe that their outcome will adversely affect our financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “QSII.” The following table sets forth for the quarters indicated the high and low sales prices for each period indicated as reported on the Nasdaq Global Select Market and reflects all stock splits effected.

Quarter Ended	High	Low

June 30, 2005	$30.750	$20.420

September 30, 2005	$35.850	$23.305

December 31, 2005	$44.615	$31.045

March 31, 2006	$45.970	$31.810

June 30, 2006	$38.270	$28.300

September 30, 2006	$42.000	$30.430

December 31, 2006	$43.680	$34.750

March 31, 2007	$45.440	$36.850

At June 1, 2007, there were approximately 97 holders of record of our common stock. We estimate the number of beneficial holders of our common stock to be in excess of 13,000.

Dividends and Splits

In February 2005, we announced that our Board of Directors declared a 2-for-1 stock split with respect to our outstanding shares of common stock. The stock split record date was March 4, 2005 and the stock began trading post split on March 28, 2005.

In March 2005, we paid a one-time dividend on shares of our common stock equal to $0.75 per share. The record date for the dividend was February 24, 2005. The dividend per share amount has been adjusted to reflect the stock split noted above.

In January 2006, we announced that our Board of Directors had declared a 2-for-1 stock split with respect to our outstanding shares of common stock for shareholders of record on March 3, 2006. The stock began trading post split on March 27, 2006.

In March 2006, we paid a $0.875 per share dividend on shares of our common stock. The record date for the dividend was February 24, 2006. The dividend per share amount has been adjusted to reflect the stock split noted above.

In January 2007, our Board of Directors adopted a policy whereby we intend to pay a regular quarterly dividend of $0.25 per share on our outstanding common stock commencing with conclusion of our first fiscal quarter of 2008 (June 30, 2007) and continuing each fiscal quarter thereafter, subject to further Board review and approval and establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. On May 31, 2007, the Board declared a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of June 15, 2007 with an anticipated distribution date of July 5, 2007. We anticipate that future quarterly dividends, if and when declared by the Board pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.

In February 2007, we paid a $1.00 per share dividend on shares of our common stock. The record date for the dividend was February 13, 2007.

Payment of future dividends, if any, will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Performance Graph

The following graph compares the cumulative total returns of our common stock, the Total Return Index for The Nasdaq Stock Market, and the Nasdaq Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2007 assuming $100 was invested on April 1, 2002 with all dividends, if any, reinvested. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quality Systems, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index1

*	$100 invested on 4/1/02 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

The last trade price of our common stock on each of March 31, 2003, 2004, 2005, 2006 and 2007 was published by Nasdaq and, accordingly for the periods ended March 31, 2003, 2004, 2005, 2006 and 2007 the reported last trade price was utilized to compute the total cumulative return for our common stock for the respective periods then ended. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our common stock during the fourth quarter of 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended March 31, 2007 and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited financial statements. The following information should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. All share prices in the table below have been retroactively adjusted to reflect the fiscal year 2006 and 2005 stock splits.

Consolidated Financial Data
(In Thousands, Except Per Share Data)

	Year ended March 31,

Statements of Income Data	2007	2006	2005	2004	2003

Statements of Income Data:
Revenue	$157,165	$119,287	$88,961	$70,934	$54,769
Cost of revenue	50,784	39,828	32,669	28,673	23,755

Gross profit	106,381	79,459	56,292	42,261	31,014
Selling, general and administrative expenses	45,337	35,554	24,776	19,482	15,293
Research and development costs	10,166	8,087	6,903	6,139	5,062

Income from operations	50,878	35,818	24,613	16,640	10,659
Interest income	3,306	2,108	876	386	434

Income before provision for income taxes	54,184	37,926	25,489	17,026	11,093
Provision for income taxes	20,952	14,604	9,380	6,626	4,058

Net income	$33,232	$23,322	$16,109	$10,400	$7,035

Basic net income per share	$1.24	$0.88	$0.63	$0.42	$0.29
Diluted net income per share	$1.21	$0.85	$0.61	$0.40	$0.28
Basic weighted average shares outstanding	26,882	26,413	25,744	24,872	24,508
Diluted weighted average shares outstanding	27,550	27,356	26,406	25,932	25,556

Balance Sheet Data (at end of period):
Cash and cash equivalents	$60,028	$57,255	$51,157	$51,395	$36,443
Working capital	$76,616	$61,724	$55,111	$53,415	$38,717
Total assets	$150,681	$122,247	$99,442	$86,678	$67,602
Total liabilities	$59,435	$49,838	$36,711	$25,673	$20,069
Total shareholders’ equity	$91,246	$72,409	$62,731	$61,005	$47,533

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of our product development plans, business strategies and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risks described in “Item 1A. Risk Factors” as set forth above, as well as in our other public disclosures and filings with the Commission.

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

Critical Accounting Policies

The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including but not limited to those related to revenue recognition, uncollectible accounts receivable, and income taxes for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe revenue recognition, the allowance for doubtful accounts, capitalized software costs, share-based compensation and income taxes are among the most critical accounting policies that affect our consolidated financial statements. We believe that significant accounting policies, as described in Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Policies”, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A typical system contract contains multiple elements of the above items. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately (using a rolling average of stand alone transactions) or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter or annually depending on the nature of the product or service.

When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements’ fair value relative to the total contract fair value.

When evidence of fair value exists for the undelivered elements only, the residual method, provided for under SOP 98-9, is used. Under the residual method, we defer revenue related to the undelivered elements in a system sale based on VSOE of fair value of each of the undelivered elements, and allocate the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. Undelivered elements of a system sale may include implementation and training services, hardware and third party software, maintenance, future purchase discounts, or other services. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.

We bill for the entire contract amount upon contract execution. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. In certain transactions whose collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of our arrangements must include the following characteristics:

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

Pursuant to SOP 81-1, we use the percentage of completion method provided all of the following conditions exist:

•

The contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement;

•	The customer can be expected to satisfy its obligations under the contract;

•	We can be expected to perform our contractual obligations; and

•	Reliable estimates of progress towards completion can be made.

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

We have historically offered short-term rights of return of less than 30 days in certain sales arrangements. If we are able to estimate returns for these types of arrangements, revenue is recognized and these arrangements are recorded in the consolidated financial statements. If we are unable to estimate returns for these types of arrangements, revenue is not recognized in our consolidated financial statements until the rights of return expire.

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

Share-Based Compensation. On April 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service period in our consolidated statement of income. We use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term. Prior to using the simplified method, we estimated the expected term of an option. We estimate volatility by using the weighted average historical volatility of our common stock, which we believe approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. Those inputs are then entered into the Black Scholes model.

Research and Development Tax Credits. During each of the years ended March 31, 2007 and 2006, we recognized approximately $0.8 million in credits related to research and development.

Management’s treatment of research and development tax credits represented a significant estimate that affected the effective income tax rate for us in the years ending March 31, 2007 and 2006. Research and development credits taken by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax codes.

Qualified Production Activities Deduction. During the years ended March 31, 2007 and 2006, we recognized approximately $1.5 million and $0.8 million, respectively, in deductions related to the qualified production activities deduction (QPAD) under Internal Revenue Code (IRS). The QPAD calculation was determined using interim guidance provided by proposed IRS Regulations and Notices.

Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for us in the years ended March 31, 2007 and 2006. The deduction taken by us involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under the Code and Regulations.

Overview of Our Results

•

We have experienced significant growth in our total revenue mainly as a result of revenue growth in our NextGen Division. Our total company revenue grew 31.8% on a consolidated basis during the year ended March 31, 2007 versus 2006 and 34.1% in the year ended March 31, 2006 versus 2005.

•

Consolidated income from operations grew 42.1% in the year ended March 31, 2007 versus 2006 and 45.5% in the year ended March 31, 2006 versus 2005. This performance was driven primarily by the results in our NextGen Division.

•

We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates of technology in the healthcare arena.

NextGen Division

•

Our NextGen Division has experienced significant growth in revenue and operating income. Divisional revenue grew 35.5% in the year ended March 31, 2007 versus 2006 and 41.0% in the year ended March 31, 2006 versus 2005 while divisional operating income (excluding unallocated corporate expenses) grew 39.9% in the year end March 31, 2007 and 55.4% in the year ended March 31, 2006.

•

During the year ended March 31, 2007, we added staffing resources to departments including sales, marketing, support, software development, and administration and intend to continue to do so in fiscal year 2008, as business conditions and the hiring environment allow.

•

Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

•

Our QSI Division experienced a revenue increase of 6.7% in the year ended March 31, 2007 versus 2006 and an increase of 1.2% in the year ended March 31, 2006 versus 2005. The Division experienced a 21.6% increase in operating income (excluding unallocated corporate expenses) in the year ended March 31, 2007 and 13.3% decrease in the year ended March 31, 2006.

•	Our goals for the QSI Division include maximizing revenue and profit performance given the constraints present in the QSI Division’s target market.

The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our consolidated statements of income.

	Year Ended March 31,
	2007		2006	2005

Revenue:
Software, hardware and supplies	43.8%		46.0%	44.6%
Implementation and training	7.8		9.5	9.9

System sales	51.6		55.5	54.5
Maintenance	26.7		26.1	28.3
EDI services	10.8		11.1	11.8
Other services	10.9		7.3	5.4

Maintenance, EDI and other services	48.4		44.5	45.5

Total revenue	100.0		100.0	100.0
Cost of revenue:
Software, hardware and supplies	5.4		6.8	8.4
Implementation and training	5.5		6.8	7.1

Total cost of system sales	10.9		13.6	15.5
Maintenance	7.5		9.2	7.8
EDI services	7.7		7.2	7.6
Other services	6.2		3.4	5.8

Total cost of maintenance, EDI and other services	21.4		19.8	21.2

Total cost of revenue	32.3		33.4	36.7

Gross profit	67.7		66.6	63.3
Selling, general and administrative expenses	28.8		29.8	27.9
Research and development costs	6.5		6.8	7.8

Income from operations	32.4		30.0	27.6
Interest income	2.1		1.8	1.0

Income before provision for income taxes	34.5		31.8	28.6
Provision for income taxes	13.3		12.2	10.5

Net income	21.1	%*	19.6%	18.1%

*	does not add due to rounding

Comparison of Fiscal Years Ended March 31, 2007 and March 31, 2006

For the year ended March 31, 2007, our net income was $33.2 million or $1.24 per share on a basic and $1.21 per share on a fully diluted basis. In comparison, we earned $23.3 million or $0.88 per share on a basic and $0.85 on a fully diluted basis in the year ended March 31, 2006. The increase in net income for the year ended March 31, 2007 was achieved primarily through the following:

•	a 31.8% increase in consolidated revenue;

•	a 35.5% increase in NextGen Division revenue which accounted for 89.4% of consolidated revenue; and

•	an increase in our consolidated gross profit margin from 66.6% to 67.7%.

Revenue. Revenue for the year ended March 31, 2007 increased 31.8% to $157.2 million from $119.3 million for the year ended March 31, 2006. NextGen Division revenue increased 35.5% from $103.7 million to approximately $140.6 million in the period, while QSI Division revenue increased by 6.7% during the period from $15.5 million to $16.6 million.

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

System Sales. Company-wide sales of systems for the year ended March 31, 2007 increased 22.4% to $81.0 million from $66.2 million in the prior year.

Our increase in revenue from sales of systems was principally the result of a 21.7% increase in category revenue at our NextGen Division whose sales in this category grew from $63.8 million during the year ended March 31, 2006 to $77.7 million during the year ended March 31, 2007. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as an increase in the delivery of related implementation services offset by a decline in the sale of related hardware, third party software and supplies.

Systems sales revenue in the QSI Division increased to approximately $3.4 million in the year ended March 31, 2007 from $2.4 million in the year ended March 31, 2006.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

(in thousands)	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Year ended March 31, 2007
QSI Division	$355	$2,356	$655	$3,366
NextGen Division	62,957	3,203	11,522	77,682

Consolidated	$63,312	$5,559	$12,177	$81,048

Year ended March 31, 2006
QSI Division	$984	$1,013	$411	$2,408
NextGen Division	48,847	4,094	10,882	63,823

Consolidated	$49,831	$5,107	$11,293	$66,231

NextGen Division software revenue increased 28.9% between the year ended March 31, 2006 and the year ended March 31, 2007. The Division’s software revenue accounted for 81.0% of divisional system sales revenue during the year ended March 31, 2007, an increase from 76.5% in the prior year period.

Sales of additional licenses to existing customers grew to $23.3 million during the year ended March 31, 2007 compared to $9.7 million during the prior year as a result of both an increasing number of customers who are expanding their use of our software in their practices and are purchasing additional licenses. Software revenue from VARs totaled approximately $13.6 million during the year ended March 31, 2007 compared to $7.0 million in the prior year. The increase in VAR revenue was affected in part by revenue from sales to Siemens Medical Solutions.

The increase in software’s share of systems sales was not the result of any change in emphasis on our part relative to software sales. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division and management was pleased with the NextGen Division’s performance in this area.

During the year ended March 31, 2007, 4.1% of the NextGen Division’s system sales revenue was represented by hardware and third party software compared to 6.4% in the prior year. We have noted that the last several quarters’ and years’ results have generally included a relatively lower amount of hardware and third party software compared to prior years. However, this decrease is not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each year depending on the needs of customers. The inclusion of hardware and third party software in the NextGen Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 5.9% in the year ended March 31, 2007 compared to the year ended March 31, 2006. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our new customers. Implementation and training revenue at the NextGen Division decreased its share of divisional system sales revenue to 14.8% in the twelve months ended March 31, 2007 from 17.0% in the twelve months ended March 31, 2006. The amount of implementation and training services revenue and the corresponding rate of growth compared to a prior period in any given year is dependent on several factors including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

For the QSI Division, total system sales increased by approximately $1.0 million in the year ended March 31, 2007 compared to the year ended March 31, 2006 due primarily to increases in hardware, third party software and implementation revenue. We do not presently foresee any material changes in the business environment for the QSI Division with respect to the constrained environment that has been in place for the past several years.

Maintenance, EDI and Other. Company-wide revenue from maintenance, EDI, and other services grew 43.5% to $76.1 million for the year ended March 31, 2007 from $53.1 million for the year ended March 31, 2006. The increase in this category resulted principally from an increase in maintenance, EDI and Other revenue generated from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the year ended

March 31, 2007 grew 44.2% to $34.9 million from $24.2 million in the prior year, while EDI revenue grew 45.9% to $12.5 million for the year ended March 31, 2007 compared to $8.6 million in the prior year. Other revenue for the NextGen Division, which consists primarily of third party license renewals, time and materials billings, travel reimbursements, and other revenue grew 116.8% to $15.5 million for the year ended March 31, 2007 compared to $7.2 million a year ago. The increase was due primarily to purchases of additional training and other services by existing NextGen customers. QSI Division maintenance revenue increased 2.0% to $7.1 million for the year ended March 31, 2007 compared to $6.9 million in the prior year while divisional EDI revenue declined by approximately 3.1% to $4.5 million for the year ended March 31, 2007 compared to $4.7 million in the prior year. Other revenue for the QSI Division grew 6.0% to $1.6 million for the year ended March 31, 2007 compared to $1.5 million a year ago.

The following table details maintenance, EDI and other revenue by category for the years ended March 31, 2007 and 2006:

(in thousands)	Maintenance	EDI	Other	Total

Year ended March 31, 2007
QSI Division	$7,081	$4,529	$1,615	$13,225
NextGen Division	34,867	12,520	15,505	62,892

Consolidated	$41,948	$17,049	$17,120	$76,117

Year ended March 31, 2006
QSI Division	$6,939	$4,673	$1,524	$13,136
NextGen Division	24,185	8,583	7,152	39,920

Consolidated	$31,124	$13,256	$8,676	$53,056

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the year ended March 31, 2007 and 2006 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of our company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

March 31, 2006	831	567	275	189	1,106	756
Billing sites added	178	232	4	11	182	243
Billing sites removed	(27)	(30)	(22)	(27)	(49)	(57)

March 31, 2007	982	769	257	173	1,239	942

Cost of revenue. Cost of revenue for the year ended March 31, 2007 increased 27.5% to $50.8 million from $39.8 million for the year ended March 31, 2006, while the cost of revenue as a percentage of net revenue declined to 32.3% from 33.4%. Our consolidated gross profit is affected by the level of hardware content included in system sales, the percentage of EDI revenue in our overall sales mix, and certain headcount expenses directly related to the cost of delivering our products and services. Consolidated gross profit is also affected by the higher margin revenues of the NextGen Division, which increased its share of total company revenue to 89.4% from 87.0% in the prior year.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2007 and 2006:

	Year ended March 31,

(in thousands)	2007	%	2006	%

QSI Division
Revenue	$16,589	100.0%	$15,544	100.0%
Cost of revenue	7,847	47.3	7,765	50.0

Gross profit	$8,742	52.7%	$7,779	50.0%

NextGen Division
Revenue	$140,576	100.0%	$103,743	100.0%
Cost of revenue	42,937	30.5	32,063	30.9

Gross profit	$97,639	69.5%	$71,680	69.1%

Consolidated
Revenue	$157,165	100.0%	$119,287	100.0%
Cost of revenue	50,784	32.3	39,828	33.4

Gross profit	$106,381	67.7%	$79,459	66.6%

Gross profit margins at the NextGen Division for the year ended March 31, 2007 increased to 69.5% from 69.1% primarily due to a decrease in the proportionate level of hardware and third party software content included in revenue. The QSI Division’s gross profit margin increased to 52.7% from 50.0% between the years ended March 31, 2007 and 2006 primarily due to a decrease in the relative level of applicable headcount expense associated with delivering our products and services.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our company and our two divisions:

	Hardware, Third Party Software	Payroll and related Benefits	Outside Services, Amortization of Software Development Costs and Other	Total Cost of Revenue	Gross Profit

Year ended March 31, 2007
QSI Division	10.0%	17.3%	20.0%	47.3%	52.7%
NextGen Division	3.1	11.9	15.5	30.5	69.5

Consolidated	3.8%	12.4%	16.1%	32.3%	67.7%

Year ended March 31, 2006
QSI Division	9.8%	19.1%	21.1%	50.0%	50.0%
NextGen Division	4.6	11.8	14.5	30.9	69.1

Consolidated	5.3%	12.7%	15.4%	33.4%	66.6%

During the year ended March 31, 2007, hardware and third party software constituted a smaller portion of consolidated revenue compared to the same prior year period, driven principally both by the composition of NextGen Division revenue and NextGen Division revenue increasing its share of total company revenue. This year over year reduction continued a previously identified trend and did not result from any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 12.4% of consolidated revenue for the year ended March 31, 2007 compared to 12.7% during the prior year ended March 31, 2006. The absolute level of consolidated payroll and benefit expenses grew from $15.2 million in the twelve months ended March 31, 2006 to $19.6 million in the twelve months ended March 31, 2007, an increase of 29% or $4.4 million, primarily due to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division. Payroll and benefits expense associated with delivering products and services in the QSI Division declined on a percentage of revenue basis. The adoption of SFAS 123R in fiscal year 2007 added approximately $0.5 million in compensation to consolidated cost of revenue.

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

“Other”, which consists of outside service costs, amortization of software development costs and other costs, increased to 16.1% of revenue during the year ended March 31, 2007 from 15.4% during the year ended March 31, 2006.

Should the NextGen Division continue to represent an increasing share of our revenue and should the NextGen Division continue to carry higher gross margins than the QSI Division, our consolidated gross margin percentages should increase to match more closely those of the NextGen Division.

As a result of the foregoing events and activities, our gross profit increased for the year period ending March 31, 2007 versus the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 2007 increased 27.5% to $45.3 million as compared to $35.6 million for the year ended March 31, 2006. The increase resulted primarily from increases of $5.1 million in compensation expense and benefit expense in the NextGen Division, $0.9 million in commission expense in the NextGen Division, $1.9 million in other general and administrative expenses primarily in the NextGen Division and $1.8 million in increased corporate expenses. Approximately $1.4 million of the increase in year over year corporate expenses was salaries and related benefits.

The adoption of SFAS 123R in fiscal year 2007 added approximately $2.5 million in compensation expense to consolidated selling, general and administrative expenses and is included in the aforementioned amounts.

Selling, general and administrative expenses as a percentage of revenue decreased to 28.9% in the fiscal year ended March 31, 2007 from 29.8% in the fiscal period ended March 31, 2006 due to revenue growing at a faster rate than selling, general and administrative expenses.

As previously disclosed in our Form 10-Q for the quarter ended December 31, 2006, we received written notification from the Commission stating that the Commission initiated an investigation of trading activity in our securities. While making clear that the investigation did not mean the Commission had concluded there has been a violation of law, the Commission sought documents and records concerning our Chief Financial Officer. To the best of our knowledge, the Commission’s investigation is ongoing and is not an investigation of our company. We intend to continue to fully cooperate with the Commission.

After we received the Commission’s notification, our Audit Committee, assisted by independent outside legal counsel, conducted an investigation of certain trading activity in our securities with particular focus on trading in advance of our third quarter 2006 earnings release. Based on the information available to the investigators and the results of the investigation, the Audit Committee has concluded that it does not appear that our Chief Financial Officer engaged in improper insider trading or tipping in connection with that trading activity. The legal and professional service expenses associated with the investigation was in excess of $0.01 per share for the March quarter. The Audit Committee’s investigation was concluded during the quarter ended June 30, 2007.

We anticipate increased expenditures for trade shows, advertising and staff additions at the NextGen Division. We also anticipate increased expenditures at the corporate level related to headcount additions, compensation and professional service fees. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the effect these additional expenditures will have on selling, general, and administrative expenses as a percentage of revenue.

Research and Development Costs. Research and development costs for the years ended March 31, 2007 and 2006 were $10.2 million and $8.1 million, respectively. The increase in research and development costs was primarily due to increased investment in the NextGen product line. Additionally, the adoption of SFAS 123R in fiscal year 2007 added approximately $0.8 million in compensation expense to research and development costs net of amounts capitalized as software development. Additions to capitalized software costs offset research and development costs. For the year ended March 31, 2007, $5.0 million was added to capitalized software costs while $3.3 million was capitalized during the year ended March 31, 2006. Research and development costs as a percentage of net revenue decreased to 6.5% from 6.8% primarily due to revenue growing at a faster rate than the increase in research and development costs. Research and development costs are expected to continue at or above current levels.

Interest Income. Interest income for the year ended March 31, 2007 increased 56.8% to approximately $3.3 million compared with $2.1 million in the year ended March 31, 2006. The increase was primarily due to the effect of an increase in short term interest rates versus the prior year period as well as comparatively higher amounts available for investment during the fiscal year ended March 31, 2007. During the fourth quarter of fiscal year 2007, we paid a dividend of $27.1 million, which reduced the amount of funds available for investment during this period. During the fourth quarter of fiscal year 2006, we paid a dividend of approximately $23.4 million, which reduced the amount of funds available for investment during such period.

Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2007 was approximately $21.0 million as compared to approximately $14.6 million for the prior year. The effective tax rates for fiscal 2007 and 2006 were 38.7% and 38.5%, respectively. The provision for income taxes for the years ended March 31, 2007 and 2006 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits, and the qualified production activities deduction. The effective rate for the year ended March 31, 2007 also includes an increase in benefit from the qualified production activities deduction, which was mostly offset by non-deductible option expense related to incentive stock options.

During the year ended March 31, 2007 and 2006, we claimed research and development tax credits of approximately $0.8 million in both years. The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code, of approximately $1.5 million and $0.8 million during the years ended March 31, 2007 and 2006, respectively. Research and development credits and the qualified production activities income deduction taken by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision.

Comparison of the Years Ended March 31, 2006 and March 31, 2005

For the year ended March 31, 2006, our net income was $23.3 million or $0.88 per share on a basic and $0.85 per share on a fully diluted basis. In comparison, we earned $16.1 million or $0.63 per share on a basic and $0.61 on a fully diluted basis in the year ended March 31, 2005. The increase in net income for the year ended March 31, 2006, was achieved primarily through the following:

•	34.1% increase in consolidated revenue;

•	41.0% increase in NextGen Division revenue which accounted for 87.0% of consolidated revenue; and

•	An increase in our consolidated gross profit margin from 63.3% to 66.6%.

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

Our increase in revenue from sales of systems was principally the result of a 37.0% increase in category revenue at our NextGen Division, whose sales in this category grew from $46.6 million during the year ended March 31, 2005 to $63.8 million during the year ended March 31, 2006. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as an increase in the delivery of related implementation services offset by a decline in the sale of related hardware, third party software and supplies.

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

Year ended March 31, 2006
QSI Division	$984	$1,013	$411	$2,408
NextGen Division	48,847	4,094	10,882	63,823

Consolidated	$49,831	$5,107	$11,293	$66,231

Year ended March 31, 2005
QSI Division	$889	$743	$306	$1,938
NextGen Division	33,230	4,810	8,550	46,590

Consolidated	$34,119	$5,553	$8,856	$48,528

NextGen Division software revenue increased 47.0% between the twelve months ended March 31, 2005 and the twelve months ended March 31, 2006. The NextGen Division’s software revenue accounted for 76.5% of divisional system sales revenue during the year ended March 31, 2006, an increase from 71.3% in the prior year.

Software revenue from VARs totaled approximately $7.0 million during the year ended March 31, 2006 compared to $2.7 million in the prior year. The increase in VAR revenue was impacted in part by revenue from sales to Siemens Medical Solutions.

The increase in software’s share of systems sales was not the result of any new trend or change in emphasis on our part relative to software sales. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division and management was pleased with the NextGen Division’s performance in this area.

During the year ended March 31, 2006, 6.4% of NextGen’s system sales revenue was represented by hardware and third party software compared to 10.3% in the prior year. We have noted that the last several quarters’ and years’ results have generally included a relatively lower amount of hardware and third party software compared to prior years. However, this decrease is not the result of any change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each year depending on the needs of customers. The inclusion of hardware and third party software in the NextGen Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 27.3% in the year ended March 31, 2006 compared to the year ended March 31, 2005. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. Implementation and training revenue at the NextGen Division slightly decreased its share of divisional system sales revenue to 17.0% in the year ended March 31, 2006 from 18.3% in the year ended March 31, 2005. The amount of implementation and training services revenue and the corresponding rate of growth compared to a prior period in any given year is dependent on several factors including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the year ended March 31, 2006 versus March 31, 2005 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve continued increased revenue in this area, additional staffing increases are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

For the QSI Division, total system sales increased by approximately $0.5 million in the year ended March 31, 2006 compared to the year ended March 31, 2005 due primarily to increases in all three categories.

Maintenance, EDI and Other. Company-wide revenue from maintenance, EDI, and other services grew 31.2% to $53.1 million for the year ended March 31, 2006 from $40.4 million for the year ended March 31, 2005. The increase in this category resulted principally from an increase in maintenance, EDI and Other revenue generated from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the year ended March 31, 2006 grew 35.3% to $24.2 million from $17.9 million in the prior year, while EDI revenue grew 53.0% to $8.6 million for the year ended March 31, 2006 compared to $5.6 million in the prior year. Other revenue for the NextGen Division, which consists primarily of third party license renewals and time and materials billings grew 103.6% to $7.2 million for the year ended March 31, 2006 compared to $3.5 million a year ago. QSI Division maintenance revenue declined 4.7% to $6.9 million for the year ended March 31, 2006 compared to $7.3 million in the prior year while divisional EDI revenue declined by approximately 4.2% to $4.7 million for the year ended March 31, 2006 compared to $4.9 million in the prior year. Other revenue for the QSI Division grew 19.7% to $1.5 million in the year ended March 31, 2006 compared to $1.3 million in the prior year.

The following table details revenue by category for the twelve month periods ended March 31, 2006 and 2005:

(in thousands)	Maintenance	EDI	Other	Total

Year ended March 31, 2006
QSI Division	$6,939	$4,673	$1,524	$13,136
NextGen Division	24,185	8,583	7,152	39,920

Consolidated	$31,124	$13,256	$8,676	$53,056

Year ended March 31, 2005
QSI Division	$7,279	$4,877	$1,273	$13,429
NextGen Division	17,881	5,611	3,512	27,004

Consolidated	$25,160	$10,488	$4,785	$40,433

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the period ended March 31, 2006 and 2005 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of our company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

March 31, 2005	558	394	296	218	854	612
Billing sites added	292	260	6	19	298	279
Billing sites removed	(19)	(87)	(27)	(48)	(46)	(135)

March 31, 2006	831	567	275	189	1,106	756

Cost of revenue. Cost of revenue for the year ended March 31, 2006 increased 21.9% to $39.8 million from $32.7 million for the year ended March 31, 2005, while the cost of revenue as a percentage of net revenue declined to 33.4% from 36.7% during the prior year. Our consolidated gross profit is impacted by the level of hardware content included in system sales, the percentage of EDI revenue in our overall sales mix, and certain headcount expenses directly related to the cost of delivering our products and services. Consolidated gross profit is also impacted by the higher margin revenues of the NextGen Division which increased its share of total company revenue to 87.0% from 82.7% in the prior year.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2006 and 2005:

	Year ended March 31,

(in thousands)	2006	%	2005	%

QSI Division
Revenue	$15,544	100.0%	$15,367	100.0%
Cost of revenue	7,765	50.0	7,665	49.9

Gross profit	$7,779	50.0%	$7,702	50.1%

NextGen Division
Revenue	$103,743	100.0%	$73,594	100.0%
Cost of revenue	32,063	30.9	25,004	34.0

Gross profit	$71,680	69.1%	$48,590	66.0%

Consolidated
Revenue	$119,287	100.0%	$88,961	100.0%
Cost of revenue	39,828	33.4	33,669	36.7

Gross profit	$79,459	66.6%	$56,292	63.3%

Gross profit margins at the NextGen Division for the year ended March 31, 2006 increased to 69.1% from 66.0% primarily due to a decrease in the proportionate level of hardware and third party software content included in revenue as well as a slight decrease in the relative level of applicable headcount expense associated with delivering our products and services. The QSI Division’s gross profit margin remained consistent at approximately 50.0% in the years ended March 31, 2005 and 2006. For the QSI Division, higher hardware and third party software costs offset a decrease in the relative level of applicable headcount expense associated with delivering our products and services.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our company and our two divisions:

	Hardware, Third Party Software	Payroll and related Benefits	Outside Services, Amortization of Software Development Costs and Other	Total Cost of Revenue	Gross Profit

Year ended March 31, 2006
QSI Division	9.8%	19.1%	21.1%	50.0%	50.0%
NextGen Division	4.6	11.8	14.5	30.9	69.1

Consolidated	5.3%	12.7%	15.4%	33.4%	66.6%

Year ended March 31, 2005
QSI Division	6.1%	17.8%	26.0%	49.9%	50.1%
NextGen Division	6.8	12.6	14.6	34.0	66.0

Consolidated	6.7%	13.5%	16.5%	36.7%	63.3%

During the year ended March 31, 2006, hardware and third party software constituted a smaller portion of consolidated revenue compared to the prior year, driven principally both by the composition of NextGen Division revenue and NextGen Division revenue increasing its share of total company revenue. This year over year reduction was not the result of any identifiable trend or change in emphasis on our part. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 12.7% of consolidated revenue compared to 13.5% during the prior year ended March 31, 2005. The absolute level of consolidated payroll and benefit expenses grew approximately $3.2 million primarily due to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division. Payroll and benefits expense associated with delivering products and services in the QSI Division declined on a percentage of revenue basis.

As a result of the foregoing events and activities, our gross profit for our company and the NextGen Division increased for the year ended March 31, 2006 versus the prior year and the QSI Division remained fairly consistent for the year ended March 31, 2006 versus the prior year.

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

Interest Income. Interest income for the year ended March 31, 2006 increased 140.6% to approximately $2.1 million compared with $0.9 million in the year ended March 31, 2005. The increase was primarily due to the effect of an increase in short term interest rates versus the prior year period as well as comparatively higher amounts available for investment during the fiscal period ended March 31, 2006. During the fourth quarter of fiscal year 2006, we paid a dividend of approximately $23.4 million, which reduced the amount of funds available for investment during such period.

Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2006 was approximately $14.6 million as compared to approximately $9.4 million for the prior year. The effective tax rates for fiscal 2006 and 2005 were 38.5% and 36.8%, respectively. The provision for income taxes for the year ended March 31, 2005 differed from the combined statutory rates primarily due to the impact of varying state income tax rates and the impact of research and development tax credits. The provision for income taxes for the year ended March 31, 2006 differed from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits and the qualified production activities deduction. During fiscal 2005, we recognized approximately $0.5 million of research and development credits which had not been recognized previously due to the uncertainty concerning the ultimate amount of tax to be credited. During the year ended March 31, 2005, the State of California completed an audit of our tax returns and did not materially change credits related to research and development. Based on the results of that audit as well the expiration of the statue of limitations on certain amended returns, the provision for income taxes for the year ended March 31, 2005 was reduced by the $0.5 million in tax credits which had not been previously recognized.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the years ended March 31, 2007, 2006 and 2005:

	Year ended March 31,

(in thousands)	2007	2006	2005

Cash and cash equivalents	$60,028	$57,225	$51,157

Net increase (decrease) in cash and cash equivalents	$2,803	$6,068	$(238)

Net income	$33,232	$23,322	$16,109

Net cash provided by operating activities	$29,570	$30,678	$21,631

Number of days of sales outstanding	129	115	119

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, and stock option expenses.

The following table summarizes our statement of cash flows for the years ended March 31, 2007, 2006 and 2005:

	Year ended March 31,

(in thousands)	2007	2006	2005

Net income	$33,232	$23,322	$16,109
Non-cash expenses	8,977	4,140	6,930
Tax benefit from exercise of stock options, net	167	4,831	2,680
Change in deferred revenue	3,532	10,439	8,214
Change in accounts receivable	(20,760)	(12,484)	(13,879)
Change in assets and liabilities	4,422	430	1,577

Net cash provided by operating activities	$29,570	$30,678	$21,631

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the years ended March 31, 2007, 2006 and 2005. Our NextGen Division’s contribution to net income has increased each year due to that division’s operating income increasing more quickly than our company as a whole.

Non-Cash Expenses. Non-cash expenses include depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, and stock option expenses. Total non-cash expenses increased by approximately $3.4 million between the years ended March 31, 2007 and March 31, 2006. The change is primarily related to a $3.9 million increase in stock option expenses related to our adoption of SFAS 123R and increases in depreciation, amortization of capitalized software costs and provision for bad debts offset by a $1.6 million deferred income tax benefit.

Tax Benefits From Stock Options. Although the value of stock options exercised by employees grew in the year ended March 31, 2007, our adoption of SFAS 123R required excess tax benefits of $2.5 million be reclassed to financing activities, resulting in a net decrease of approximately $4.7 million of tax benefit in the year ended March 31, 2007.

Deferred Revenue. Cash from operations benefited significantly from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue. This benefit is offset by the increase in unpaid deferred revenue. Deferred revenue grew by approximately $3.5 million for the year ended March 31, 2007 versus growth of $10.4 million in the year ago period, resulting in increases to cash provided by operating activities for the respective periods.

Accounts Receivable. Accounts receivable grew by approximately $20.8 million, $12.5 million and $13.9 million for the years ended March 31, 2007, 2006 and 2005, respectively. The increase in accounts receivable in the periods is due to the following factors:

•	NextGen Division revenue grew 35.5%, 41.0% and 35.2% for the years ended March 31, 2007, 2006 and 2005, respectively;
•	As of March 31, 2007, one customer represented approximately 12.5% of total gross accounts receivable, which customer has longer than average contractual payment terms;
•

We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $6.4 million and $4.4 million for the years ended March 31, 2007 and 2006, respectively; and

•

The NextGen Division constituted a larger percentage of our receivables at March 31, 2007 compared to March 31, 2006. Turnover of accounts receivable in the NextGen Division is slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is coming from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) fluctuated during the year and increased from 115 days to 129 days during the year ended March 31, 2007 primarily due to the above mentioned factors.

If amounts included in both accounts receivable and deferred revenue were netted, our turnover of accounts receivable expressed as DSO would be 81 days as of March 31, 2007 and 70 days as of March 31, 2006. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the year ended March 31, 2007, we anticipate being able to continue to generate cash from operations during fiscal 2008 primarily from our net income.

Net cash used in investing activities for the year ended March 31, 2007 was $8.3 million and consisted of additions to equipment and improvements and capitalized software.

Net cash used in financing activities for the year ended March 31, 2007 was $18.5 million and consisted of a dividend paid to shareholders of $27.1 million offset by $6.1 million of proceeds from the exercise of stock options. We recorded a reduction in income tax liability of $2.5 million related to excess tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

At March 31, 2007, we had cash and cash equivalents of $60.0 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

In January 2007, our Board of Directors adopted a policy whereby we intend to pay a regular quarterly dividend of $0.25 per share on our outstanding common stock commencing with conclusion of our first fiscal quarter of 2008 (June 30, 2007) and continuing each fiscal quarter thereafter, subject to further review and approval as well as establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. On May 31, 2007, the Board declared a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of June 15, 2007 with an anticipated distribution date of July 5, 2007. We anticipate that future quarterly dividends, if and when declared by the Board pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.

Contractual Obligations. The following table summarizes our significant contractual obligations at March 31, 2007, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Contractual Obligations – Non-cancelable lease obligations	(in thousands)

Year Ending March 31,
2008	$2,701
2009	2,413
2010	2,417
2011	2,469
2012 and beyond	927

$10,927

New Accounting Pronouncements

In February 2007, the Financial Standards Accounting Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115”, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We plan to adopt SFAS No. 159 effective April 1, 2008 and are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that adoption of this standard will have on our consolidated financials statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years ended after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the financial statements will be adjusted to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We are currently analyzing the effects of adopting FIN 48 on April 1, 2007 but do not currently believe the adoption will have a material impact on our consolidated financial statements.

In June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue 06-3 did not have a material effect on our consolidated financial statements as we have historically presented sales excluding all taxes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2007, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2007, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2007.

Our internal control over financial reporting is supported by written policies and procedures, that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm has audited management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 as stated in their report that is included herein.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2007 annual shareholders’ meeting to be filed with the Commission.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2007 annual shareholders’ meeting to be filed with the Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2007 annual shareholders’ meeting to be filed with the Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2007 annual shareholders’ meeting to be filed with the Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2007 annual shareholders’ meeting to be filed with the Commission.

PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements:

			Page

	•	Report of Independent Registered Public Accounting Firm	54

	•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	55

	•	Consolidated Balance Sheets March 31, 2007 and March 31, 2006	56

	•	Consolidated Statements of Income – Years Ended March 31, 2007, March 31, 2006 and March 31, 2005	57

	•	Consolidated Statements of Shareholders’ Equity – Years Ended March 31, 2007, March 31, 2006 and March 31, 2005	58

	•	Consolidated Statements of Cash Flows – Years Ended March 31, 2007, March 31, 2006 and March 31, 2005	59

	•	Notes to Consolidated Financial Statements	60

(2)

The following financial statement schedule for the years ended March 31, 2007, March 31, 2006 and 2005, read in conjunction with the financial statements of Quality Systems, Inc., is filed as part of this Annual Report on Form 10-K.

	•	Schedule II — Valuation and Qualifying Accounts	76

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

(3)	The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

INDEX TO EXHIBITS

Exhibit Number		Description

3.1

Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989, are hereby incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-00161) filed January 11, 1996.

3.2

Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005, is hereby incorporated by reference to Exhibit 3.1.1 of the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

3.3

Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005 is hereby incorporated by reference to Exhibit 3.01 of the registrant’s Current Report on Form 8-K filed October 11, 2005.

3.4

Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006 is hereby incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed March 6, 2006.

3.5

Amended and Restated Bylaws of Quality Systems, Inc., as amended and restated effective May 25, 2005, are hereby incorporated by reference to Exhibit 3.6 of the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

3.6

Certificate of Amendment of Bylaws of the Company effective September 20, 2006 is hereby incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 25, 2006.

3.7

Amended Exhibit A to Amended and Restated Bylaws, adopted by the registrant’s Board of Directors on May 31, 2007, is hereby incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed June 5, 2007.

10.1	*	Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.10.1 of the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.2	*

Form of Incentive Stock Option Agreement for Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Exhibit Number		Description

10.3	*

Form of Non-Qualified Stock Option Agreement for Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.4	*	2005 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.01 to the registrant’s Current Report on Form 8-K filed October 5, 2005.

10.5	*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 5, 2007.

10.6	*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 5, 2007.

10.7	*	1993 Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1994.

10.8	*	1998 Employee Stock Contribution Plan is hereby incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-63131).

10.9	*

Employment Agreement dated July 20, 2000 between Quality Systems, Inc. and Lou Silverman is hereby incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.10	*

Form of Indemnification Agreement for directors and executive officers authorized January 27, 2005 is hereby incorporated by reference to Exhibit 10.6.1 of the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.11

Lease Agreement between Company and Tower Place, L.P. dated November 15, 2000, commencing February 5, 2001 is hereby incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.

10.12

Fourth Amendment to lease agreement between the Company and Tower Place, L.P. dated September 22, 2005 is incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

10.13		Fifth Amendment to lease agreement between the Company and Tower Place, L.P. dated January 31, 2007.**

Exhibit Number	Description

10.14

Lease Agreement between Company and Orangewood Business Center Inc. dated April 3, 2000, amended February 22, 2001, is hereby incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.

10.15

Lease Agreement between the Company and HUB Properties LLC dated May 8, 2002 is hereby incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

10.16

Second Amendment to Office Lease agreement between the Company and HUB Properties LLC dated February 14, 2006 is incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

10.17	Amended and Restated Second Amendment to Office Lease agreement between the Company and HUB Properties LLC dated May 31, 2006.**

10.18

Lease Agreement between the Company and LakeShore Towers Limited Partnership Phase IV, a California limited partnership, dated September 15, 2004 is hereby incorporated by reference to Exhibit 10.19 of the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.19

Lease agreement between the Company and Von Karman Michelson Corporation dated September 6, 2005 is incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

10.20	Office lease between the Company and SLTS Grand Avenue, L.P. dated May 3, 2006.**

10.21*	Board Service Agreement between the Company and Lou Silverman is incorporated by reference to Exhibit 10.2.1 to the registrant’s Current Report of Form 8-K, dated May 31, 2005.

10.22*	Board Service Agreement between the Company and Patrick Cline is incorporated by reference to Exhibit 10.2.1 to the registrant’s Current Report of Form 8-K dated May 31, 2005.

10.23*	Director Compensation Program approved May 25, 2006 is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 30, 2006.

10.24

Settlement Agreement dated as of August 8, 2006 between the registrant and Ahmed Hussein is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 9, 2006.

Exhibit Number		Description

10.25	*	Description of Compensation Program for Named Executive Officers for Fiscal Year Ended March 31, 2008.**

10.26	*	Description of Compensation Program for Named Executive Officers for Fiscal Year Ended March 31, 2007. **

21		List of subsidiaries is incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2006 filed June 13, 2006.

23		Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP **

31.1		Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2		Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	This exhibit is a management contract or a compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ LOUIS E. SILVERMAN

Louis E. Silverman,
President and Chief Executive Officer

Date: June 8, 2007

          KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Louis E. Silverman and Paul A. Holt, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

          Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon Razin

Sheldon Razin	Chairman of the Board and Director	May 31, 2007

/s/ Louis E. Silverman	President and Chief Executive Officer (Principal Executive Officer) and Director

Louis E. Silverman		May 31, 2007

/s/ Paul A. Holt	Chief Financial Officer (Principal Financial Officer) and Secretary

Paul A. Holt		May 31, 2007

/s/ Patrick B. Cline	President, NextGen Healthcare Information Systems Division, and Director

Patrick B. Cline		May 31, 2007

/s/ Ibrahim Fawzy

Ibrahim Fawzy	Director	May 31, 2007

/s/ Edwin Hoffman

Edwin Hoffman	Director	May 31, 2007

Ahmed Hussein	Director

Signature	Title	Date

/s/ Vincent J. Love

Vincent J. Love	Director	May 31, 2007

/s/ Russell Pflueger

Russell Pflueger	Director	May 31, 2007

/s/ Steven T. Plochocki

Steven T. Plochocki	Director	May 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quality Systems, Inc.

We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quality Systems, Inc. as of March 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed its method of accounting for share-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, effective April 1, 2006.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quality Systems, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 7, 2007, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
June 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Quality Systems, Inc.

We have audited management’s assessment, included in the accompanying Quality Systems, Inc. Management’s Report on Internal Control Over Financial Reporting, that Quality Systems, Inc. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Quality Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Quality Systems, Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, Quality Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quality Systems, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007, and our report dated June 7, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California
June 7, 2007

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2007	March 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$60,028	$57,225
Accounts receivable, net	63,945	44,665
Inventories, net	1,175	561
Income tax receivable	—	1,195
Net current deferred tax assets	3,443	1,824
Other current assets	4,507	2,912

Total current assets	133,098	108,382

Equipment and improvements, net	5,029	3,739
Capitalized software costs, net	6,982	5,171
Net deferred tax assets	1,180	1,157
Goodwill	1,840	1,840
Other	2,552	1,958

Total assets	$150,681	$122,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,246	$2,934
Deferred revenue	38,774	34,422
Accrued compensation and related benefits	6,521	5,490
Income taxes payable	315	—
Other current liabilities	5,626	3,812

Total current liabilities	56,482	46,658

Deferred revenue, net of current	674	1,494
Deferred compensation	2,279	1,686

Total liabilities	59,435	49,838

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; authorized 50,000 shares; issued and outstanding 27,123 and 26,711 shares at March 31, 2007 and March 31, 2006, respectively	271	267
Additional paid-in capital	65,666	53,675
Retained earnings	25,309	19,151
Deferred compensation	—	(684)

Total shareholders’ equity	91,246	72,409

Total liabilities and shareholders’ equity	$150,681	$122,247

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Fiscal Year Ended

	March 31, 2007	March 31, 2006	March 31, 2005

Revenues:
Software, hardware and supplies	$68,871	$54,938	$39,672
Implementation and training services	12,177	11,293	8,856

System sales	81,048	66,231	48,528

Maintenance	41,948	31,124	25,160
Electronic data interchange services (EDI)	17,049	13,256	10,488
Other services	17,120	8,676	4,785

Maintenance, EDI and other services	76,117	53,056	40,433

Total revenue	157,165	119,287	88,961

Cost of revenue:
Software, hardware and supplies	8,453	8,148	7,525
Implementation and training services	8,535	8,088	6,300

Total cost of system sales	16,988	16,236	13,825

Maintenance	11,834	9,330	6,931
Electronic data interchange services	12,181	8,569	6,724
Other services	9,781	5,693	5,189

Total cost of maintenance, EDI and other services	33,796	23,592	18,844

Total cost of revenue	50,784	39,828	32,669

Gross profit	106,381	79,459	56,292

Operating expenses:
Selling, general and administrative	45,337	35,554	24,776
Research and development costs	10,166	8,087	6,903

Total operating expenses	55,503	43,641	31,679

Income from operations	50,878	35,818	24,613

Interest income	3,306	2,108	876

Income before provision for income taxes	54,184	37,926	25,489
Provision for income taxes	20,952	14,604	9,380

Net income	$33,232	$23,322	$16,109

Net income per share:
Basic	$1.24	$0.88	$0.63

Diluted	$1.21	$0.85	$0.61

Weighted average shares outstanding:
Basic	26,882	26,413	25,744

Diluted	27,550	27,356	26,406

Dividends declared per common share	$1.00	$0.875	$0.75

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock
			APIC	Retained Earnings	Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount

Balance, March 31, 2004	25,300	$254	$39,544	$22,750	$(1,543)	$61,005
Exercise of stock options	922	8	2,144	—	—	2,152
Tax benefit resulting from exercise of stock options	—	—	2,680	—	—	2,680
Stock based compensation	—	—	—	—	431	431
Dividends paid	—	—	—	(19,646)	—	(19,646)
Net income	—	—	—	16,109	—	16,109

Balance, March 31, 2005	26,222	262	44,368	19,213	(1,112)	62,731
Exercise of stock options	489	5	4,476	—	—	4,481
Tax benefit resulting from exercise of stock options	—	—	4,831	—	—	4,831
Stock based compensation	—	—	—	—	428	428
Dividends paid	—	—	—	(23,384)	—	(23,384)
Net income	—	—	—	23,322	—	23,322

Balance, March 31, 2006	26,711	267	53,675	19,151	(684)	72,409
Reclass of deferred compensation upon adoption of SFAS 123R	—	—	(684)	—	684	—
Exercise of stock options	412	4	6,058	—	—	6,062
Tax benefit resulting from exercise of stock options	—	—	2,694	—	—	2,694
Stock based compensation	—	—	3,923	—	—	3,923
Dividends paid	—	—	—	(27,074)	—	(27,074)
Net income	—	—	—	33,232	—	33,232

Balance, March 31, 2007	27,123	$271	$65,666	$25,309	$—	$91,246

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Fiscal Year Ended

	March 31, 2007	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net income	$33,232	$23,322	$16,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,950	1,368	1,012
Amortization of capitalized software costs	3,231	2,460	1,952
Provision for bad debts	1,480	1,181	797
Provision for inventory obsolescence	35	179	160
Non-cash share-based compensation	3,923	428	431
Tax benefit from exercise of stock options	2,694	4,831	2,680
Excess tax benefit from share-based compensation	(2,527)	—	—
Deferred income taxes, net	(1,642)	(1,476)	2,578
Changes in assets and liabilities:
Accounts receivable	(20,760)	(12,484)	(13,879)
Inventories	(649)	220	(395)
Income tax receivable	1,195	(1,180)	(15)
Other current assets	(1,595)	(1,235)	(184)
Other assets	(594)	(354)	(362)
Accounts payable	2,312	650	629
Deferred revenue	3,532	10,439	8,214
Accrued compensation and related benefits	1,031	2,054	826
Income taxes payable	315	—	(273)
Other current liabilities	1,814	(209)	1,162
Deferred compensation	593	484	189

Net cash provided by operating activities	29,570	30,678	21,631

Cash flows from investing activities:
Additions to capitalized software costs	(5,042)	(3,297)	(2,678)
Additions to equipment and improvements	(3,240)	(2,410)	(1,697)

Net cash used in investing activities	(8,282)	(5,707)	(4,375)

Cash flows from financing activities:
Dividends paid	(27,074)	(23,384)	(19,646)
Excess tax benefit from share-based compensation	2,527	—	—
Proceeds from the exercise of stock options	6,062	4,481	2,152

Net cash used in financing activities	(18,485)	(18,903)	(17,494)

Net increase (decrease) in cash and cash equivalents	2,803	6,068	(238)

Cash and cash equivalents, beginning of year	57,225	51,157	51,395

Cash and cash equivalents, end of year	$60,028	$57,225	$51,157

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$18,360	$11,022	$4,541

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006
(IN THOUSANDS, EXCEPT PER SHARE DATA)

1.	Description of Business

Quality Systems, Inc., comprised of the QSI Division (QSI Division) and a wholly-owned subsidiary, NextGen Healthcare Information Systems, Inc. (NextGen Division) (collectively, the Company), develops and markets proprietary healthcare information systems for a wide range of entities including medical and dental group practices, community health centers, physician hospital organizations, management service organizations, and dental schools. The Company’s software systems include general patient information, appointment scheduling, billing, insurance claims submission and processing, managed care plan implementation and referral management, treatment planning, drug formularies, electronic patient records, dental charting and letter generation. In addition to providing fully integrated solutions, the Company offers its clients comprehensive hardware and software maintenance and support services, system training services and Electronic Data Interchange (EDI) services which provide a variety of connectivity services to and between patients, providers and payors. The Company’s principal administrative, accounting and QSI Division operations are located in Irvine, California. The principal office of the NextGen Division is located in Horsham, Pennsylvania.

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

References to share and per share data contained in the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect the stock splits.

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

References to dollar amounts in the consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified.

Revenue recognition. The Company recognizes revenue pursuant to Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition” (SOP 98-9). The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers (VARs). The Company also generates revenue from sales of hardware and third party software, implementation, training, software customization, EDI, post-contract support (maintenance) and other services performed for customers who license its products.

A typical system contract contains multiple elements of the above items. SOP 98-9 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately (using a rolling average of stand alone transactions) or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service.

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

The Company bills for the entire contract amount upon contract execution. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. In certain transactions where collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company’s arrangements must include the following characteristics:

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

Individual product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48). The Company also ensures that the other criteria in SFAS 48 have been met prior to recognition of revenue:

•	the price is fixed or determinable;

•	the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;

•	the customer’s obligation would not change in the event of theft or damage to the product;

•	the customer has economic substance;

•	the amount of returns can be reasonably estimated; and

•	the Company does not have significant obligations for future performance in order to bring about resale of the product by the customer.

The Company has historically offered short-term rights of return in certain sales arrangements. If the Company is able to estimate returns for these types of arrangements, revenue is recognized and these arrangements are recorded in the consolidated financial statements. If the Company is unable to estimate returns for these types of arrangements, revenue is not recognized in the consolidated financial statements until the rights of return expire.

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

Revenue is divided into two categories, “system sales” and “maintenance, EDI and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI and other services category includes maintenance, EDI, follow on training and implementation services, annual third party license fees and other revenue.

Cash and cash equivalents. Cash and cash equivalents generally consist of cash, money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk. The average maturity of the investments owned by the money market fund is approximately two months.

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

Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the period. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets in deferred revenue (see also Note 5).

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

Software development costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Such capitalized costs are amortized on a straight line basis over the estimated economic life of the related product of three years. The Company provides support services on the current and prior two versions of its software. Management performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Goodwill and Intangible Assets. The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement applies to the amortization of goodwill and other intangible assets. The balance of goodwill is related to the NextGen Division. Under SFAS 142, management is required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. The Company compared the fair value of the NextGen Division with the carrying amount of its assets and determined that none of the goodwill recorded was impaired as of June 30, 2006 (the date of the

Company’s last annual impairment test). The fair value of the NextGen Division was determined using an estimate of future cash flows for the NextGen Division over ten years and risk adjusted discount rates of between 15 and 25 percent to compute a net present value of future cash flows.

Long-Lived Assets. The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment at March 31, 2007.

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consists of taxes currently due plus deferred taxes related to temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are established as a reduction of net deferred income tax assets if management determines that it is more likely than not that the deferred assets will not be realized.

Advertising Costs. Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which includes trade shows and conventions, were approximately $2,159, $1,915 and $1,251 for the years ended March 31, 2007, 2006 and 2005, respectively, and were included in selling, general and administrative expenses in the consolidated statements of income.

Marketing Assistance Agreements. The Company has entered into marketing assistance agreements with certain existing users of the Company’s products which provide the opportunity for those users to earn commissions if and only if they host specific site visits upon our request for prospective customers which directly result in a purchase of our software by the visiting prospects. Amounts earned by existing users under this program are treated as a selling expense in the period when earned.

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

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods presented.

(in thousands except per share data)	Year Ended March 31,

	2007	2006	2005

Net income	$33,232	$23,322	$16,109
Basic net income per common share:
Weighted average of common shares outstanding	26,882	26,413	25,744

Basic net income per common share	$1.24	$0.88	$0.63

Net income	$33,232	$23,322	$16,109
Diluted net income per common share:
Weighted average of common shares outstanding	26,882	26,413	25,744
Effect of potentially dilutive securities (options)	668	943	662

Weighted average of common shares outstanding-diluted	27,550	27,356	26,406

Diluted net income per common share	$1.21	$0.85	$0.61

The computation of diluted net income per share does not include 92,500 and 124,000 options for the years ended March 31, 2007 and 2006, respectively, because their inclusion would have an anti-dilutive effect on earnings per share. No options were omitted from the computation of diluted net income per share for the year ended March 31, 2005.

Share-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion

No. 25, “Accounting for Stock Issued to Employees” (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Statement of Income for the year ended March 31, 2007 reflects the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the year ended March 31, 2007 was $3,923, which consisted of stock-based compensation expense related to employee and director stock options. The $3,923 includes $430 expensed under APB 25 for “in the money” options issued prior to the adoption of SFAS 123R. Excess tax benefits from share based compensation are presented as cash outflows from operating activities and cash inflows from financing activities. The Company has elected to adopt the alternative transition method provided in FASB Staff Position No. SFAS 123R-3 (FSP 123(R)-3) for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital (APIC pool) related to the tax effects of employee and director stock-based compensation, and to determine the subsequent impact on the APIC pool and the consolidated statement of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123R.

The impact of adopting SFAS 123R had the following cumulative effects:

(in thousands)	Year Ended March 31, 2007

Change in income before income taxes	$3,493
Change in net income	$2,752
Change in cash flow from operations	$(2,527)
Change in cash flow from financing	$2,527
Change in basic earnings per share	$0.10
Change in diluted earnings per share	$0.10

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s Consolidated Statement of Income. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As previously allowed under SFAS 123, the Company only adopted the disclosure requirements of SFAS 123, which established a fair-value-based method of accounting for share-based employee compensation plans. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the years ended March 31, 2006 and 2005.

(in thousands except per share data)	Year Ended March 31, 2006	Year Ended March 31, 2005

Reported net earnings	$23,322	$16,109
Add: Option compensation expense, net of tax	262	272
Less: Share-based compensation expense determined under fair value-based method for all awards	(3,280)	(1,483)

Pro forma net earnings	$20,304	$14,898

Basic earnings per share:
Reported	$0.88	$0.63

Pro forma	$0.77	$0.58

Diluted earnings per share:
Reported	$0.85	$0.61

Pro forma	$0.74	$0.56

In arriving at the stock-based compensation expense reported in the table above, the Company utilized the Black-Scholes valuation model for estimating fair value with the following assumptions: expected life - 48 - 57 months from the date of the grant; stock volatility - 47.7 - 57.0%, risk free interest rate of 3.0 - 3.7% and no dividends during the expected term. For stock options issued subsequent to March 31, 2006, the Company used the simplified method for estimating expected term, which derives a term equal to the midpoint between the vesting period and the contractual term as allowed by SAB 107. Prior to using the simplified method, the Company estimated the expected life of an option. The Company estimates volatility by using the weighted average historical volatility of the Company’s common stock which the Company believes approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected life input to the Black Scholes model. Although the Company announced a one-time $0.75 per share dividend on January 31, 2005, no commitment to any future dividends was made at the time the dividend was announced and no commitment to any future dividends existed at the time when the February 11, 2005 options were granted. The Company had not paid a dividend to its shareholders prior to the one-time dividend announced on January 31, 2005. On January 31, 2006, the Company announced a one-time dividend of $0.875 per share. This dividend was announced subsequent to the options granted in fiscal year 2006 and was not considered in the fair value calculations of such options. Therefore, management believes that using a zero dividend rate in the valuation of the stock options granted during fiscal years 2006 and 2005 was appropriate. The above pro forma disclosure was not presented for the year ended March 31, 2007 because stock-based compensation has been accounted under SFAS 123R for this period.

The historical pro forma impact of applying the fair value method prescribed by SFAS 123 may not be representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

The following table shows total stock-based employee compensation expense included in the Consolidated Statement of Income for year ended March 31, 2007.

(in thousands)	Year Ended March 31, 2007

Costs and expenses:
Cost of revenue	$524
Research and development	870
Selling, general and administrative	2,529

Total stock based compensation	$3,923

Amounts capitalized in software development costs	$(38)

Amounts charged against earnings, before income tax benefit	$3,885

Amount of related income tax benefit recognized in earnings	$910

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, vendor specific objective evidence, and income taxes and related credits and deductions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements. In February 2007, the Financial Standards Accounting Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115”, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company plans to adopt SFAS 159 effective April 1, 2008 and is in the process of determining the effect, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin no. 108 (SAB 108) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the consolidated financial statements will be adjusted to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to the Company’s beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effects of adopting FIN 48 on April 1, 2007, but does not currently believe the adoption will have a material impact on the Company’s consolidated financial statements when adopted.

In June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue 06-3 did not have a significant effect on the Company’s consolidated financial statements as the Company has historically presented sales excluding all taxes.

3. Intangible Assets – Capitalized Software Costs

As of March 31, 2007 and 2006, the Company had the following amounts related to intangible assets with definite lives (in thousands):

	March 31, 2007	March 31, 2006

Gross carrying amount	$21,626	$16,584
Accumulated amortization	(14,644)	(11,413)

Net capitalized software development	$6,982	$5,171

Aggregate amortization expense during the year	$3,231	$2,460

Activity related to net capitalized software costs for the year ended March 31, 2007 and 2006 is as follows:

	March 31, 2007	March 31, 2006

Beginning of the period	$5,171	$4,334
Capitalization	5,042	3,297
Amortization	(3,231)	(2,460)

End of the period	$6,982	$5,171

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of March 31, 2007:

For the year ended March 31,

2008	$3,484
2009	2,376
2010	1,122

Total	$6,982

4.	Cash and Cash Equivalents

At March 31, 2007 and 2006, the Company had cash and cash equivalents of $60,028 and $57,225, respectively, invested in both a major national brokerage firm’s institutional fund that specializes in U.S. government securities and commercial paper with high credit ratings, and short-term U.S. treasury securities.

Interest income for each of the three years ended March 31 consists of the following:

	Year Ended March 31,

(in thousands)	2007	2006	2005

Interest income	$3,306	$2,108	$876

5.	Composition of Certain Financial Statement Captions
(in thousands)

Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the year. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets as part of the deferred revenue balance.

	March 31, 2007	March 31, 2006

Accounts receivable, excluding undelivered software, maintenance and services	$42,574	$29,832
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	23,809	17,389

Accounts receivable, gross	66,383	47,221

Allowance for doubtful accounts	(2,438)	(2,556)

Accounts receivable, net	$63,945	$44,665

Inventories are summarized as follows:

	March 31, 2007	March 31, 2006

Computer systems and components, net of reserve for obsolescence of $324 and $304, respectively	$1,147	$539
Miscellaneous parts and supplies	28	22

Inventories, net	$1,175	$561

Equipment and improvements are summarized as follows:

	March 31, 2007	March 31, 2006

Computer and electronic test equipment	$9,801	$7,501
Fixtures and furniture	2,845	2,237
Leasehold improvements	929	597

	13,575	10,335
Accumulated depreciation and amortization	(8,546)	(6,596)

Equipment and improvements, net	$5,029	$3,739

Accrued compensation and related benefits are summarized as follows:

	March 31, 2007	March 31, 2006

Bonus	$4,158	$3,714
Vacation	2,363	1,776

Accrued compensation and related benefits	$6,521	$5,490

Short and long-term deferred revenue are summarized as follows:

	March 31, 2007	March 31, 2006

Maintenance	$10,241	$7,838
Implementation services	26,465	23,792
Undelivered software and other	2,742	4,286

Deferred Revenue	$39,448	$35,916

Other current liabilities are summarized as follows:

	March 31, 2007	March 31, 2006

Sales tax payable	$805	$575
Commission payable	767	519
Customer deposits	703	624
Deferred rent	652	360
Accrued EDI expenses	613	470
Accrued royalties	463	—
Professional fees	425	224
Other accrued expenses	1,198	1,040

Other current liabilities	$5,626	$3,812

6.	Income Taxes

During the years ended March 31, 2007 and 2006, the Company claimed research and development tax credits of $787 and $821, respectively. The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code, for $1,457 and $840 during the years ended March 31, 2007 and 2006, respectively. The research and development credits and the qualified production activities income deduction taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provisions.

The provision (benefit) for income taxes consists of the following components:

	Year Ended March 31,

(in thousands)	2007	2006	2005

Current:
Federal taxes	$18,106	$12,824	$5,365
State taxes	4,488	3,256	1,438

Total	22,594	16,080	6,803

Deferred:
Federal taxes	(1,347)	(1,168)	2,040
State taxes	(295)	(308)	537

Total	(1,642)	(1,476)	2,577

Total	$20,952	$14,604	$9,380

The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

	Year Ended March 31,

(in thousands)	2007	2006	2005

Federal income tax statutory rate	35.0%	35.0%	35.0%

Increase (decrease) resulting from:
State income taxes	5.0	5.0	4.6
Research & development tax credits	(1.7)	(2.3)	(4.3)
Qualified production activities income deduction	(0.9)	(0.8)	—
Other	1.3	1.6	1.5

Effective income tax rate	38.7%	38.5%	36.8%

The net deferred tax assets in the accompanying Consolidated Balance Sheets consist of the following:

	March 31, 2007	March 31, 2006

Deferred tax assets:
Deferred revenue and allowance for doubtful accounts	$4,528	$3,336
Inventory valuation	206	198
Purchased in-process research and development	1,490	1,797
Intangible assets	100	126
Accrued compensation and benefits	917	606
Deferred compensation	975	745
State income taxes	55	176
Compensatory stock option expense	707	134
Other	387	193

Total deferred tax assets	9,365	7,311

Deferred tax liabilities:
Accelerated depreciation	(387)	(916)
Capitalized software	(2,955)	(2,229)
Prepaid expense	(1,400)	(1,121)
Other	—	(64)

Total deferred tax liabilities	(4,742)	(4,330)

Deferred tax assets, net	$4,623	$2,981

The deferred tax assets and liabilities have been shown net in the accompanying Consolidated Balance Sheets based on the long-term or short-term nature of the items which give rise to the deferred amount. No valuation allowance has been made against the deferred tax assets as management expects to receive the full benefit of the assets recorded.

7.	Employee Benefit Plans

The Company has a 401(k) plan available to substantially all of its employees. Participating employees may defer up to the Internal Revenue Service limit based on the Internal Revenue Code per year. The annual contribution is determined by a formula set by the Company’s Board of Directors and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $250, $202 and $162 were made by the Company to the 401(k) plan for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The Company has a deferred compensation plan (the Deferral Plan) for the benefit of those officers and employees who qualify for inclusion. Participating employees may defer between 5% and 50% of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee’s deferrals together with earnings thereon are accrued as part of the long-term liabilities of the Company. Investment decisions are made by each participating employee from a family of mutual funds. Deferred compensation liability was $2,279 and $1,686 at March 31, 2007 and 2006, respectively. To offset this liability, the Company has purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The Company intends to hold the life insurance policy until the death of the plan participant. The net cash surrender value of the life insurance policies for deferred compensation was $2,276 and $1,653 at March 31, 2007 and 2006, respectively. The values of the life insurance policies and the related Company obligation are included on the accompanying Consolidated Balance Sheets in long-term other assets and long-term deferred compensation, respectively. The Company made contributions of $29, $25 and $13 to the Deferral Plan for each of the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The Company has a voluntary employee stock contribution plan for the benefit of full-time employees. The plan is designed to allow certain employees to acquire shares of the Company’s common stock through automatic payroll deduction. Each eligible employee may authorize the withholding of up to 10% of his/her gross payroll each pay period to be used to purchase shares on the open market by a broker designated by the Company. In addition, the Company will match 5% of each employee’s contribution and will pay all brokerage commissions and fees in connection with each purchase. The amount of the Company match is discretionary and subject to change. The plan is not intended to be an employee benefit plan under the Employee Retirement Income Security Act of 1974, and is therefore not required to comply with that Act. Contributions of approximately $10, $14 and $6 were made by the Company for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

8.	Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of

Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain other option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At March 31, 2007, 58,300 shares were available for future grant under the 1998 Plan. As of March 31, 2007, there were 1,461,950 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant, and expire awards under the 2005 Plan no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement, pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless sooner terminated by the Board. At March 31, 2007, 2,400,000 shares were available for future grant under the 2005 Plan. As of March 31, 2007, there were no outstanding options related to this Plan.

On September 20, 2006, the Board of Directors granted a total of 35,000 options under the Company’s 1998 Plan to non-management directors pursuant to the Company’s previously announced compensation plan for non-management directors, at an exercise price equal to the market price of the Company’s common stock on the date of grant ($39.81 per share). The options vest in four equal annual installments beginning September 20, 2007 and expire on September 20, 2013.

On August 11, 2006, the Board of Directors granted a total of 40,000 options under the Company’s 1998 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of the grant ($37.09 per share). The options vest in four equal annual installments beginning August 11, 2007 and expire on August 11, 2011.

On July 25, 2006, the Board of Directors approved a performance-based equity incentive program for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2007. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vest in four equal installments commencing one year following the date of grant. The maximum number of options originally available under the performancebased equity incentive program plan was 115,000. On January 29, 2007, a committee comprised of all the independent directors of the Board of Directors modified the Company’s previously approved performance based equity incentive program for employees. Modifications to the program included an increase in the maximum number of options available under the program from 115,000 to 290,000 and revisions to certain revenue targets. Compensation expense of $425 for these options was recorded in the year ended March 31, 2007. A total of 159,500 options will be granted during the quarter ended June 30, 2007 based on the achievement of certain fiscal 2007 revenue and earnings per share performance targets included in the fiscal year 2007 equity incentive program.

On October 5, 2005, the Board of Directors granted a total of 124,000 stock options under the Company’s 1998 Plan to non-management directors pursuant to the Company’s previously announced compensation plan for non-management directors, at an exercise price equal to the market price of the Company’s common stock on the date of the grant ($34.065 per share). The options fully vested on January 5, 2006 and expire on October 5, 2012.

On August 8, 2005, the Board of Directors granted 19,000 options under the Company’s 1998 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of the grant ($32.445 per share). The options vest in four equal annual installments beginning August 8, 2006 and expire on August 8, 2012.

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

On October 29, 2003, the Board of Directors granted 240,000 options under the 1998 plan to employees at an exercise price of $3.865 per share. The options vest in four equal annual installments beginning October 29, 2004 and expire on October 29, 2008. Based on the closing share price of the Company’s stock on October 29, 2003 ($11.04 per share), this option grant will result in compensation expense of up to $1,722 to be amortized evenly over the next four years ending October 2007. Compensation expense of approximately $430, $428 and $421 was recognized in the fiscal years ended March 31, 2007, 2006 and 2005 relative to this option grant.

A summary of stock option transactions during the years ended March 31, 2007, 2006 and 2005 is as follows:

	Number of Shares	Weighted -Average Exercise Price	Weighted Average Remaining Contractual Life	(in thousands) Aggregate Intrinsic Value

Outstanding, April 1, 2004	1,322,348	$2.63
Granted	1,774,900	$16.23
Exercised	(920,556)	$2.29		$16,447
Forfeited/Canceled	(7,248)	$2.03

Outstanding, March 31, 2005	2,169,444	$13.89

Granted	143,000	$33.85
Exercised	(486,772)	$9.20		$11,169
Forfeited/Canceled	(27,300)	$12.37

Outstanding, March 31, 2006	1,798,372	$16.78

Granted	75,000	$38.36	5.35
Exercised	(411,414)	$14.74	3.27	$10,393
Forfeited/Canceled	(8)	$3.25	—

Outstanding, March 31, 2007	1,461,950	$18.46	4.00	$31,489

Exercisable, March 31, 2007	520,650	$20.32	4.39	$10,245

Vested and expected to vest, March 31, 2007	1,450,466	$18.47	4.01	$31,230

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation after the adoption of SFAS 123R with the following assumptions:

Year Ended March 31, 2007

Expected life	3.75-4.75 years
Expected volatility	47.0%-48.50%
Expected dividends	2.05%-2.36%
Risk-free rate	4.53%-5.09%

During the year ended March 31, 2007, 75,000 options were granted under the 1998 Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 1.2% for employee options and 0.0% for director options. The weighted average grant date fair value of stock options granted during the years ended March 31, 2007, 2006 and 2005 was $14.33, $15.23 and $7.16 per share, respectively. The expected dividend yield is the average dividend rate during a period equal to the expected life of the option.

Non-vested stock award activity including awards for the twelve month period ended March 31, 2007 is summarized as follows:

	Non-vested Number of Shares	Weighted -Average Grant Date Fair Value per Share

Non-vested, April 1, 2006	1,327,075	$7.34
Granted	75,000	$14.33
Vested	(460,775)	$7.34
Forfeited/Canceled	—	—

Non-vested, March 31, 2007	941,300	$7.89

As of March 31, 2007, $5,889 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.79 years. This amount does not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage. The total fair value of shares vested during the year ended March 31, 2007 was $2,309.

9.	Commitments and Contingencies

Litigation. The Company is a party to various legal proceedings incidental to its business, none of which are considered by management to be material.

Rental Commitments. The Company leases facilities and offices under irrevocable operating lease agreements expiring at various dates through October 2011 with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2007, 2006, and 2005 was $2,329, $1,634 and $1,285, respectively. Rental commitments under these agreements are as follows:

Year Ending March 31,

2008	$2,701
2009	2,413
2010	2,417
2011	2,469
2012	927

$10,927

Commitments & Guarantees. Software license agreements in both the QSI and NextGen Divisions include a performance guarantee that the Company’s software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, the Company has not incurred any significant costs associated with these warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties. Certain arrangements also include performance guarantees related to response time, availability for operational use, and other performance-related guarantees. Certain arrangements also include penalties in the form of maintenance credits should the performance of the software fail to meet the performance guarantees. To date, the Company has not incurred any significant costs associated with these warranties and do not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties.

The Company has historically offered short-term rights of return in certain sales arrangements. If the Company is able to estimate returns for these types of arrangements, revenue is recognized and these arrangements are recorded in the consolidated financial statements. If the Company is unable to estimate returns for these types of arrangements, revenue is not recognized in the consolidated financial statements until the rights of return expire.

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

The Company has entered into marketing assistance agreements with existing users of the Company’s products which provide the opportunity for those users to earn commissions if and only if they host specific site visits upon the Company’s request for prospective customers which directly result in a purchase of the Company’s software by the visiting prospects. Amounts earned by existing users under this program are treated as a selling expense in the period when earned.

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

The two divisions operate largely as stand-alone operations, with each division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing, and branding. The two divisions share the resources of the Company’s “corporate office” which includes a variety of accounting and other administrative functions. Additionally, there are a small number of clients who are simultaneously utilizing software from each of the Company’s two divisions.

The QSI Division, co-located with the Company’s Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the division supports a number of medical clients that utilize the division’s UNIX a based medical practice management software product. The NextGen Division, with headquarters in Horsham, Pennsylvania, and a second significant location in Atlanta, Georgia, focuses principally on developing and marketing products and services for medical practices.

The accounting policies of the Company’s operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management. Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

Operating segment data for the three years ended March 31 was as follows:

	QSI Division	NextGen Division	Unallocated Corporate Expenses	Consolidated

2007
Revenue	$16,589	$140,576	$—	$157,165
Operating income (loss)	4,391	56,317	(9,830)	50,878
2006
Revenue	15,544	103,743	—	119,287
Operating income (loss)	3,610	40,245	(8,037)	35,818
2005
Revenue	15,367	73,594	—	88,961
Operating income (loss)	$4,162	$25,904	$(5,453)	$24,613

[a]	UNIX is a registered trademark of the AT&T Corporation.

12.	Customer Concentration

One customer represented approximately 12.5% of total gross accounts receivable as of March 31, 2007. No customer represented more than 10% of gross accounts receivable as of March 31, 2006.

13.	Subsequent Events

On May 31, 2007, the Board of Directors approved a performance-based equity incentive program for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2008. If earned, the options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vest in four equal installments commencing one year following the date of grant. The maximum number of options available under the performance-based equity incentive program plan is 310,000.

On May 31, 2007, the Board declared a quarterly cash dividend of $0.25 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of June 15, 2007 with an anticipated distribution date of July 5, 2007. The Company anticipates that future quarterly dividends, if and when declared by the Board pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.

14.	Selected Quarterly Operating Results (unaudited)

The following table presents quarterly unaudited consolidated financial information for the eight quarters in the period ended March 31, 2007. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.

COMPARISON BY QUARTER
(in thousands)	Quarter Ended (Unaudited)

	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07

Revenue:
Software, hardware and supplies	$12,973	$13,661	$10,835	$17,469	$15,029	$16,737	$16,088	$21,017
Implementation and training	2,490	3,031	2,615	3,157	2,954	2,848	2,885	3,490

Total System sales	15,463	16,692	13,450	20,626	17,983	19,585	18,973	24,507
Maintenance	7,311	7,360	7,733	8,720	9,399	9,639	11,069	11,841
EDI	3,102	3,174	3,310	3,670	3,977	4,066	4,290	4,716
Other services	1,552	2,316	2,259	2,549	4,715	4,169	4,164	4,072

Total Maintenance, EDI and Other services	11,965	12,850	13,302	14,939	18,091	17,874	19,523	20,629

Total revenue	27,428	29,542	26,752	35,565	36,074	37,459	38,496	45,136
Cost of revenue:
Software, hardware and supplies	2,456	1,907	1,659	2,126	1,689	1,723	1,798	3,243
Implementation and training	1,824	1,942	1,975	2,347	1,963	2,154	2,169	2,249

Total cost of system sales	4,280	3,849	3,634	4,473	3,652	3,877	3,967	5,492
Maintenance	2,257	2,236	2,024	2,812	3,137	2,792	3,058	2,847
EDI	2,062	2,125	2,216	2,158	2,780	2,926	3,144	3,331
Other services	1,152	1,401	1,529	1,620	1,888	2,238	2,528	3,127

Total cost of maintenance, EDI and other services	5,471	5,762	5,769	6,590	7,805	7,956	8,730	9,305

Total cost of revenue	9,751	9,611	9,403	11,063	11,457	11,833	12,697	14,797

Gross profit	17,677	19,931	17,349	24,502	24,617	25,626	25,799	30,339

Selling, general and administrative	8,032	8,920	8,016	10,586	10,200	9,994	10,593	14,550
Research and development	1,741	1,977	2,208	2,161	2,318	2,591	2,601	2,656

Income from operations	7,904	9,034	7,125	11,755	12,099	13,041	12,605	13,133
Interest income	341	460	594	713	667	819	935	885

Income before provision for income taxes	8,245	9,494	7,719	12,468	12,766	13,860	13,540	14,018
Provision for income taxes	3,170	3,700	2,904	4,830	5,097	5,523	4,819	5,513

Net income	$5,075	$5,794	$4,815	$7,638	$7,669	$8,337	$8,721	$8,505

Net income per share – basic*	$0.19	$0.22	$0.18	$0.29	$0.29	$0.31	$0.32	$0.31
Net income per share – diluted*	$0.19	$0.21	$0.18	$0.28	$0.28	$0.30	$0.32	$0.31
Weighted average shares outstanding – basic	26,224	26,298	26,490	26,642	26,714	26,802	26,966	27,049
Weighted average shares outstanding – diluted	26,950	27,128	27,372	27,432	27,232	27,380	27,507	27,600

* Will not add to annual EPS due to rounding.

Schedule II

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(in thousands)

For the Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year

March 31, 2007	$2,556	$1,480	$(1,598)	$2,438
March 31, 2006	$1,837	$1,181	$(462)	$2,556
March 31, 2005	$1,293	$797	$(253)	$1,837

ALLOWANCE FOR INVENTORY OBSOLESCENSE
(in thousands)

For the Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year

March 31, 2007	$304	$35	$(15)	$324
March 31, 2006	$146	$179	$(21)	$304
March 31, 2005	$207	$160	$(221)	$146

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

EXHIBIT NUMBER	DESCRIPTION

10.13	Fifth Amendment to lease agreement between the Company and Tower Place, L.P. dated January 31, 2007.

10.17	Amended and Restated Second Amendment to Office Lease agreement between the Company and HUB Properties LLC dated May 31, 2006.

10.20	Office lease between the Company and SLTS Grand Avenue, L.P. dated May 3, 2006.

10.25	Description of Compensation Program for Named Executive Officers for Fiscal Year Ended March 31, 2008.

10.26	Description of Compensation Program for Named Executive Officers for Fiscal Year Ended March 31, 2007.

23	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.