Form 10-Q
period 2007-06-30
QUALITY SYSTEMS INC
filed 2007-08-08
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date: 27,240,017 shares of Common Stock, $0.01 par value, as of July 17, 2007.

PART I

CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2007	March 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$70,501	$60,028
Accounts receivable, net	66,801	63,945
Inventories, net	1,142	1,175
Net current deferred tax assets	3,735	3,443
Other current assets	4,234	4,507

Total current assets	146,413	133,098

Equipment and improvements, net	5,074	5,029
Capitalized software costs, net	7,445	6,982
Net deferred tax assets	1,462	1,180
Goodwill	1,840	1,840
Other assets	2,748	2,552

Total assets	$164,982	$150,681

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,884	$5,246
Deferred revenue	39,807	38,774
Accrued compensation and related benefits	6,064	6,521
Income taxes payable	4,171	315
Other current liabilities	4,708	5,626

Total current liabilities	58,634	56,482

Deferred revenue, net of current	647	674
Deferred compensation	2,406	2,279

Total liabilities	61,687	59,435

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; authorized 50,000 shares; issued and outstanding 27,238 and 27,123 shares at June 30, 2007 and March 31, 2007, respectively	272	271
Additional paid-in capital	69,774	65,666
Retained earnings	33,249	25,309

Total shareholders’ equity	103,295	91,246

Total liabilities and shareholders’ equity	$164,982	$150,681

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED

	JUNE 30, 2007	JUNE 30, 2006

Revenues:
Software, hardware and supplies	$16,739	$15,029
Implementation and training services	3,248	2,954

System sales	19,987	17,983

Maintenance	12,559	9,399
Electronic data interchange services	5,024	3,977
Other services	4,462	4,715

Maintenance, EDI and other services	22,045	18,091

Total revenue	42,032	36,074

Cost of revenue:
Software, hardware and supplies	2,488	1,689
Implementation and training services	2,409	1,963

Total cost of system sales	4,897	3,652

Maintenance	3,127	3,137
Electronic data interchange services	3,509	2,780
Other services	3,009	1,888

Total cost of maintenance, EDI and other services	9,645	7,805

Total cost of revenue	14,542	11,457

Gross profit	27,490	24,617

Operating expenses:
Selling, general and administrative	12,643	10,200
Research and development costs	2,800	2,318

Total operating expenses	15,443	12,518

Income from operations	12,047	12,099

Interest income	739	667

Income before provision for income taxes	12,786	12,766
Provision for income taxes	4,846	5,097

Net income	$7,940	$7,669

Net income per share:
Basic	$0.29	$0.29
Diluted	$0.29	$0.28

Weighted average shares outstanding, basic	27,134	26,714
Weighted average shares outstanding, diluted	27,657	27,232

Dividends declared per common share	$0.25	$—

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED

	JUNE 30, 2007	JUNE 30, 2006

Cash flows from operating activities:
Net income	$7,940	$7,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	553	422
Amortization of capitalized software costs	1,010	736
Provision for bad debts	187	129
Non-cash share-based compensation	1,076	811
Deferred income taxes	(574)	28
Tax benefit from exercise of stock options	947	66
Excess tax benefit from share-based compensation	(915)	(55)
Changes in assets and liabilities:
Accounts receivable	(3,043)	(3,693)
Inventories	33	(291)
Income tax receivable	—	1,195
Other current assets	273	212
Other assets	(196)	(128)
Accounts payable	(1,362)	(606)
Deferred revenue	1,006	918
Accrued compensation and related benefits	(457)	(1,080)
Income taxes payable	3,856	3,707
Other current liabilities	(918)	831
Deferred compensation	127	103

Net cash provided by operating activities	9,543	10,974

Cash flows from investing activities:
Additions to capitalized software costs	(1,473)	(1,045)
Additions to equipment and improvements	(598)	(636)

Net cash used in investing activities	(2,071)	(1,681)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	915	55
Proceeds from the exercise of stock options	2,086	381

Net cash provided by financing activities	3,001	436

Net increase in cash and cash equivalents	10,473	9,729

Cash and cash equivalents at beginning of period	60,028	57,225

Cash and cash equivalents at end of period	$70,501	$66,954

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$577	$125

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2007 and for the three months ended June 30, 2007 and 2006, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Amounts related to disclosures of March 31, 2007 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Revenue recognition. The Company recognizes revenue pursuant to Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition” (SOP 98-9). The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers (VARs). The Company also generates revenue from sales of hardware and third party software, implementation, training, EDI, post-contract support (maintenance) and other services performed for customers who license its products.

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

Individual product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48). The Company also ensures that the other criteria in SFAS 48 have been met prior to recognition of revenue:

▪	the price is fixed or determinable;

▪	the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;

▪	the customer’s obligation would not change in the event of theft or damage to the product;

▪	the customer has economic substance;

▪	the amount of returns can be reasonably estimated; and

▪	the Company does not have significant obligations for future performance in order to bring about resale of the product by the customer.

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

Revenue related to sales arrangements which include the right to use software stored on the Company’s hardware are accounted for under the Emerging Issues Task Force Issue (EITF) No. 00-3 “Application of AICPA Statement of Position 97-2 to arrangements that include the right to use software stored on another entity’s hardware”. EITF No. 00-3 requires that for hosting related services to continue to fall under SOP No. 97-2, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third party. If an arrangement is not deemed to be accounted for under SOP 97-2, the entire arrangement is accounted for as a service contract in accordance with EITF Issue No. 00-21 “Revenue arrangements with multiple deliverables”. In that instance, the entire arrangement would be recognized as the hosting services are being performed.

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

Equipment and improvements. Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

▪	Computers and electronic test equipment	3-5 years

▪	Furniture and fixtures	5-7 years

▪	Leasehold improvements	lesser of lease term or estimated useful life of asset

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

Share-Based Compensation

Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using the simplified method which is equal to the midpoint between the vesting period and the contractual term. Volatility is estimated by using the weighted average historical volatility of our common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s Consolidated Statements of Income.

The following table shows total stock-based employee compensation expense included in the Consolidated Statement of Income for the three month periods ended June 30, 2007 and 2006.

	June 30, 2007	June 30, 2006

Costs and expenses:
Cost of revenue	$143	$117
Research and development	248	197
Selling, general and administrative	697	511

Total share-based compensation for the period	1,088	825
Amounts capitalized in software development costs	(12)	(14)

Amounts charged against earnings, before income tax benefit	$1,076	$811

Amount of related income tax benefit recognized in earnings	$285	$211

4. Recent Accounting Pronouncements

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

	June 30, 2007	March 31, 2007

Accounts receivable, excluding undelivered software, maintenance and services	$44,167	$42,574
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	24,961	23,809

Accounts receivable, gross	69,128	66,383

Allowance for doubtful accounts	(2,327)	(2,438)

Accounts receivable, net	$66,801	$63,945

Inventories are summarized as follows:

	June 30, 2007	March 31, 2007

Computer systems and components, net of reserve for obsolescence of $324	$1,108	$1,147
Miscellaneous parts and supplies	34	28

Inventories, net	$1,142	$1,175

Accrued compensation and related benefits are summarized as follows:

	June 30, 2007	March 31, 2007

Bonus	$3,561	$4,158
Vacation	2,503	2,363

Accrued compensation and related benefits	$6,064	$6,521

Short and long-term deferred revenue are summarized as follows:

	June 30, 2007	March 31, 2007

Maintenance	$8,992	$10,241
Implementation services	29,171	26,465
Undelivered software and other	2,291	2,742

Deferred Revenue	$40,454	$39,448

Other current liabilities are summarized as follows:

	June 30, 2007	March 31, 2007

Sales tax payable	$667	$805
Deferred rent	664	652
Customer deposits	514	703
Accrued EDI expenses	496	613
Commission payable	495	767
Professional fees	252	425
Accrued royalties	241	463
Other accrued expenses	1,379	1,198

Other current liabilities	$4,708	$5,626

6. Intangible Assets – Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company does not amortize goodwill as the goodwill has been determined to have indefinite useful life. The balance of goodwill is related to the Company’s NextGen Healthcare Information Systems Division (NextGen or Division), which was acquired by virtue of two acquisitions completed in May of 1996 and 1997, respectively. In accordance with SFAS 142, the Company has compared the fair value of the NextGen Division with the carrying amount of assets associated with the Division and determined that none of the goodwill recorded as of June 30, 2007 (the annual assessment date) was impaired. Assessments are performed annually unless there is a triggering event which would require an earlier assessment. The fair value of NextGen was determined using a reasonable estimate of future cash flows of the Division and a risk adjusted discount rate to compute a net present value of future cash flows.

7. Intangible Assets – Capitalized Software Development Costs

The Company had the following amounts related to intangible assets with definite lives (in thousands):

	June 30, 2007	March 31, 2007

Gross carrying amount	$23,098	$21,626
Accumulated amortization	(15,653)	(14,644)

Net capitalized software development	$7,445	$6,982

Aggregate amortization expense during the three month and twelve month period	$1,010	$3,231

Activity related to net capitalized software costs for the three month period ended June 30, 2007 and 2006 is as follows:

	June 30, 2007	June 30, 2006

Beginning of the period	$6,982	$5,171
Capitalization	1,473	1,045
Amortization	(1,010)	(722)

End of the period	$7,445	$5,494

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of June 30, 2007:

For the year ended March 31,
2008	$ 2,843
2009	2,866
2010	1,613
2011	123

Total	$ 7,445

8. Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain other option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At June 30, 2007, 25,608 shares were available for future grant under the 1998 Plan. As of June 30, 2007, there were 1,504,388 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant, and awards expire under the 2005 Plan no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless sooner terminated by the Board. At June 30, 2007, 2,400,000 shares were available for future grant under the 2005 Plan. As of June 30, 2007, there were no outstanding options related to this Plan.

A summary of stock option transactions during the three months ended June 30, 2007 is as follows:

	Number of Shares	Weighted -Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, April 1, 2007	1,461,950	$18.46	4.00
Granted	159,500	$38.83	4.96
Exercised	(117,062)	$17.82	4.12	$2,359
Forfeited/Canceled	—	$—	—

Outstanding, June 30, 2007	1,504,388	$20.67	3.85	$26,227

Exercisable, June 30, 2007	551,588	$18.53	3.55	$10,722

Vested and expected to vest, June 30, 2007	1,493,336	$20.66	3.85	$26,047

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. The following assumptions were utilized for options granted during the period:

Three Months Ended June 30, 2007

Expected life	3.75 years
Expected volatility	44.81%
Expected dividends	2.67% - 2.82%
Risk-free rate	5.09%

The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 1.2% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The weighted average grant date fair value of stock options granted during the three months ended June 30, 2007 was $12.86 per share. No shares were granted during the three months ended June 30, 2006.

On June 12, 2007, the Board of Directors granted a total of 159,500 options under a previously approved performance-based equity incentive program for selected employees based on fiscal year 2007 performance. These shares were issued under the Company’s 1998 Stock Option Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant ($38.83 per share). The options vest in four equal annual installments beginning June 12, 2008 and expire on June 12, 2012.

On May 31, 2007, the Board of Directors approved a performance-based equity incentive program for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2008. If earned, the options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vest in four equal installments commencing one year following the date of grant. The maximum number of options available under the performance-based equity incentive program plan is 310,000. Based on performance versus established plan targets, no share-based compensation expense was recorded for the three months ended June 30, 2007.

Non-vested stock option award activity, including awards for the three month period ended June 30, 2007, is summarized as follows:

	Non-vested Number of Shares	Weighted -Average Grant Date Fair Value per Share

Non-vested, April 1, 2007	941,300	$7.89
Granted	159,500	$12.86
Vested	(148,000)	$4.90
Forfeited/Canceled	—	—

Non-vested, June 30, 2007	952,800	$9.19

As of June 30, 2007, $6,864 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 4.03 years. This amount does not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage. The total fair value of shares vested during the three months ended June 30, 2007 and 2006 was $726.

9. Income Taxes

The provision for income taxes for the three months ended June 30, 2007 was approximately $4,846 as compared to approximately $5,097 for the year ago period. The effective tax rates for the three months ended June 30, 2007 and 2006 were 37.9% and 39.9%, respectively. The provision for income taxes for the three months ended June 30, 2007 and 2006 differ from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits, and the qualified production activities deduction. The effective rate for the three months ended June 30, 2007 decreased from the prior year primarily from the increase in the statutory deduction for qualified production activities and a deduction for anticipated tax-exempt interest income.

On April 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”).” The adoption of the provisions of FIN 48 had no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

At adoption, the Company had $394 of unrecognized tax benefits, $89 of which would affect the Company’s effective tax rate if recognized in the future.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in general and administrative expenses. The Company had $45 accrued for interest payable and no penalties were accrued at April 1, 2007.

The Company’s income tax returns filed for tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

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

	Three Months Ended June 30,

	2007	2006

Net income	$7,940	$7,669
Basic net income per common share:
Weighted average of common shares outstanding	27,134	26,714
Basic net income per common share	$0.29	$0.29

Net income	$7,940	$7,669
Diluted net income per common share:
Weighted average of common shares outstanding	27,134	26,714
Effect of potentially dilutive securities (options)	523	518

Weighted average of common shares outstanding-diluted	27,657	27,232
Diluted net income per common share	$0.29	$0.28

The computation of diluted net income per share does not include 124,400 and 143,000 options for the three months ended June 30, 2007 and 2006, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

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

The QSI Division, co-located with the Company’s Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the division supports a number of medical clients that utilize the division’s UNIXa based medical practice management software product. The NextGen Division, with headquarters in Horsham, Pennsylvania, and a second significant location in Atlanta, Georgia, focuses principally on developing and marketing products and services for medical practices.

The accounting policies of the Company’s operating segments are the same as those described in Note 3 - Summary of Significant Accounting Policies, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management. Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

[a]	UNIX is a registered trademark of the AT&T Corporation.

Operating segment data for the three month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,

	2007	2006

Revenue:
QSI Division	$3,982	$3,890
NextGen Division	38,050	32,184

Consolidated revenue	$42,032	$36,074

Income(loss) from operations:
QSI Division	$1,056	$913
NextGen Division	13,903	13,394
Unallocated corporate expenses	(2,912)	(2,208)

Consolidated operating income	$12,047	$12,099

12. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2007. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

13. Commitments and Guarantees

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

14. Subsequent Events

On July 31, 2007, the Board of Directors approved a regular quarterly dividend of twenty-five cents ($0.25) per share payable on its outstanding shares of common stock. The cash dividend record date is September 14, 2007 and is expected to be distributed to shareholders on or about October 5, 2007.

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

We believe revenue recognition, the allowance for doubtful accounts, capitalized software costs, share-based compensation and income taxes are among the most critical accounting policies and estimates that impact our consolidated financial statements. We believe that our significant accounting policies, as described in Note 3 of our Condensed Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies”, should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

If a situation occurs in which a contract is so short term that the consolidated financial statements would not vary materially from using the percentage-of-completion method or in which we are unable to make reliable estimates of progress of completion of the contract, the completed contract method is utilized.

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

Revenue related to sales arrangements which include the right to use software stored on the Company’s hardware are accounted for under the Emerging Issues Task Force Issue No. 00-3 “Application of AICPA Statement of Position 97-2 to arrangements that include the right to use software stored on another Entity’s hardware”. EITF No. 00-3 requires that for hosting related services to continue to fall under SOP No. 97-2, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third party. If an arrangement is not deemed to be accounted for under SOP 97-2, the entire arrangement is accounted for as a service contract in accordance with EITF Issue No. 00-21 “Revenue arrangements with multiple deliverables”. In that instance, the entire arrangement would be recognized as the hosting services are being performed.

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

Share-Based Compensation. On April 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service period in our consolidated statement of income. We use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term. Prior to using the simplified method, we estimated the expected term of an option. We estimate volatility by using the weighted average historical volatility of our common stock, which we believe approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value.

Research and Development Tax Credits. Management’s treatment of research and development tax credits represented a significant estimate which affected the effective income tax rate for the Company for the three months ended June 30, 2007. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualified expenses under Internal Revenue Code Section 41. These credits are subject to examination by federal and state taxing authorities.

For the three months ended June 30, 2007, the Company claimed research and development tax credits of $197 and $25 for federal and state, respectively. The Company expects to capture this benefit on its current fiscal year tax returns.

Qualified Production Activities Deduction. Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for the Company for the three months ended June 30, 2007 and 2006. The deduction taken by the Company involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under Internal Revenue Code Section 199.

For the three months ended June 30, 2007, the Company estimated a deduction of $937 and $38 for federal and state, respectively. The Company expects to capture this benefit on its current fiscal year tax returns.

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

[1]	UNIX is a registered trademark of the AT&T Corporation.

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

The QSI Division’s practice management software suite utilizes a UNIX operating system. Its Clinical Product Suite (CPS) utilizes a Windows NT2 operating system and can be fully integrated with the practice management software from each division. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The Division develops, markets, and manages our EDI/connectivity applications. The QSInet Application Service Provider (ASP/Internet) offering is also developed and marketed by this Division.

Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen®3 product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGenemr), Enterprise Practice Management (NextGenepm), Enterprise Appointment Scheduling (NextGeneas), Enterprise Master Patient Index (NextGenepi), NextGen Image Control System (NextGenics), Managed Care Server (NextGenmcs), Electronic Data Interchange, System Interfaces, Internet Operability (NextGenweb), a Patient-centric and Provider-centric Web Portal solution (NextMD 4.com), NextGen Express, a version of NextGenemr designed for small practices and NextGen Community Health Solution (NextGenchs). NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

We continue to pursue product enhancement initiatives within each division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 90.5% of our revenue for the first quarter of fiscal 2008 compared to 89.2% in the first quarter of fiscal 2007. The QSI Division accounted for 9.5% and 10.8% of revenue in the first quarter of fiscal 2008 and 2007, respectively. The NextGen Division’s year over year revenue grew at 18.2% and 36.4% in the first quarter of fiscal 2008 and 2007, respectively, while the QSI Division’s year over year revenue increased by 2.4% and 1.5% in the first quarter of fiscal 2008 and 2007, respectively.

In addition to the aforementioned software solutions which we offer through our two divisions, each division offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

[2]	Windows NT is registered trademarks of the Microsoft Corporation.

[3]	NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

[4]	NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

Results of Operations

Overview of results

▪	Consolidated revenue grew 16.5% in the three months ended June 30, 2007 versus 2006 and 31.5% in the three months ended June 30, 2006 versus 2005.

▪

Consolidated income from operations remained relatively unchanged in the three months ended June 30, 2007 versus 2006 and grew 53.1% in the three months ended June 30, 2006 versus 2005. For the three months ended June 30, 2007, operating income was impacted by a shift in the revenue mix with increased hardware and maintenance revenue resulting in a decline in our gross profit margin, and headcount additions which resulted in higher selling, general and administrative expenses as a percentage of revenue.

▪

We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

NextGen Division

▪

Our NextGen Division’s revenue grew 18.2% in the three months ended June 30, 2007 versus 2006 and 36.4% in the three months ended June 30, 2006 versus 2005. Divisional operating income (excluding unallocated corporate expenses) grew 3.8% in the three months ended June 30, 2007 versus 2006 and 53.9% in the three months ended June 30, 2006 versus 2005. For the three months ended June 30, 2007, operating income was impacted by a shift in the revenue mix with increased hardware and maintenance revenue resulting in a decline in our gross profit margin, and headcount additions which resulted in higher selling, general and administrative expenses as a percentage of revenue.

▪

During the three months ended June 30, 2007, we added staffing resources to departments including sales, support, implementation, and software development, and intend to continue to do so during the remainder of fiscal year 2008.

▪

Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

▪

Our QSI Division revenue grew 2.4% in the three months ended June 30, 2007 versus 2006 and grew 1.5% in the three months ended June 30, 2006 versus 2005. The Division experienced a 15.7% increase in operating income (excluding unallocated corporate expenses) in the three months ended June 30, 2007 versus 2006 as compared to a 27.3% increase in operating income in the three months ended June 30, 2006 versus 2005.

▪	Our goals for the QSI Division include maximizing profit performance given the constraints represented by a weak purchasing environment in the dental group practice market.

The following table sets forth for the periods indicated the percentage of revenues represented by each item in our Consolidated Statements of Income (unaudited).

	Three Months Ended June 30,

	2007		2006

Revenues:
Software, hardware and supplies	39.8%		41.7%
Implementation and training services	7.7		8.2

System sales	47.5		49.9

Maintenance	29.9		26.1
Electronic data interchange services	12.0		11.0
Other services	10.6		13.1

Maintenance, EDI and other services	52.5		50.1	*

Total revenue	100.0		100.0

Cost of revenue:
Software, hardware and supplies	5.9		4.7
Implementation and training services	5.7		5.4

Total cost of system sales	11.6		10.1

Maintenance	7.4		8.7
Electronic data interchange services	8.4		7.7
Other services	7.2		5.2

Total cost of maintenance, EDI and other services	23.0		21.6

Total cost of revenue	34.6		31.8	*

Gross profit	65.4		68.2

Selling, general and administrative	30.1		28.3
Research and development	6.7		6.4

Income from operations	28.7	*	33.5

Interest income	1.8		1.9

Income before provision for income taxes	30.4	*	35.4
Provision for income taxes	11.5		14.1

Net income	18.9%		21.3%

*	does not add due to rounding

For the Three-Month Periods Ended June 30, 2007 versus 2006

Net Income. The Company’s net income for the three months ended June 30, 2007 was $7.9 million or $0.29 per share on a basic and $0.29 per share on a fully diluted basis. In comparison, we earned $7.7 million or $0.29 per share on a basic and $0.28 per share on a fully diluted basis for the three months ended June 30, 2006. The increase in net income for the three months ended June 30, 2007 was a result of the following:

•	a 16.5% increase in consolidated revenue;

•	a 18.2% increase in NextGen Division revenue which accounted for 90.5% of consolidated revenue;

•

a shift in the revenue mix with increased hardware and maintenance revenue resulting in the gross profit margin declining to 65.4% in the three months ended June 30, 2007 versus 68.2% in the prior year period;

•

an increase in the selling, general and administrative expenses to 30.1% of revenue in the three months ended June 30, 2007 versus 28.3% of revenue in the prior year period, primarily due to headcount additions; and

•

a reduction in the effective tax rate in the quarter ended June 30, 2007 to 37.9% versus 39.9% in the prior year period primarily from the increase in the statutory deduction for qualified production activities and a deduction for tax-exempt interest income.

Revenue. Revenue for the three months ended June 30, 2007 increased 16.5% to $42.0 million from $36.1 million for the three months ended June 30, 2006. NextGen Division revenue increased 18.2% from $32.2 million in the three months ended June 30, 2006 to approximately $38.0 million in the three months ended June 30, 2007, while QSI Division revenue increased by 2.4% during the three months ended June 30, 2007 over the prior year period.

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

System Sales. Revenue earned from company-wide sales of systems for the three months ended June 30, 2007, increased 11.1% to $20.0 million from $18.0 million in the prior year period.

Our increase in revenue from sales of systems was principally the result of an 11.9% increase in category revenue at our NextGen Division. Divisional sales in this category grew from $17.4 million during the three months ended June 30, 2006 to $19.5 million during the three months ended June 30, 2007. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as increases in sales of hardware, third party software and supplies.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Three months ended June 30, 2007
QSI Division	$98	$78	$315	$491
NextGen Division	15,532	1,031	2,933	19,496

Consolidated	$15,630	$1,109	$3,248	$19,987

Three months ended June 30, 2006
QSI Division	$38	$400	$122	$560
NextGen Division	13,944	647	2,832	17,423

Consolidated	$13,982	$1,047	$2,954	$17,983

NextGen Division software revenue increased 11.4% between the three months ended June 30, 2007 and the prior year period. The Division’s software revenue accounted for 79.7% of divisional system sales revenue during the three months ended June 30, 2007. As of June, 30, 2006, divisional software revenue as a percentage of divisional system sales revenue was 80.0%. Sales of additional licenses to existing customers grew to $6.9 million during the three months ended June 30, 2007 compared to $5.0 million in the prior year period. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division.

During the three months ended June 30, 2007, 5.3% of NextGen’s system sales revenue was represented by hardware and third party software compared to 3.7% in the prior year period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division increased 3.6% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended June 30, 2007 versus 2006 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

The NextGen Division’s growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenemr and NextGenepm software products in fiscal year 2007 as well as in prior years, and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

For the QSI Division, total system sales decreased approximately $0.1 million in the three months ended June 30, 2007 versus June 30, 2006. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

Maintenance, EDI and Other Services. For the three months ended June 30, 2007, Company-wide revenue from maintenance, EDI and other services grew 21.9% to $22.0 million from $18.1 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI and other services revenue from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the three months ended June 30, 2007 grew 40.9% to $10.8 million from $7.7 million in the prior year period, while EDI revenue grew 41.4% to $3.9 million compared to $2.8 million during the prior year period. Other services revenue for the three months ended June 30, 2007 declined 11.3% to $3.8 million from $4.3 million in the prior year period. QSI Division maintenance revenue increased 1.4% in the three months ended June 30, 2007 as compared to the prior year period while QSI divisional EDI revenue decreased by 8.1% in the three months ended June 30, 2007 as compared to the prior year period.

The following table details revenue included in the EDI, maintenance, and other category for the three month periods ended June 30, 2007 and 2006:

	Maintenance	EDI	Other	Total

Three months ended June 30, 2007
QSI Division	$1,752	$1,115	$624	$3,491
NextGen Division	10,807	3,909	3,838	18,554

Consolidated	$12,559	$5,024	$4,462	$22,045

Three months ended June 30, 2006
QSI Division	$1,727	$1,213	$390	$3,330
NextGen Division	7,672	2,764	4,325	14,761

Consolidated	$9,399	$3,977	$4,715	$18,091

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended June 30, 2007 and 2006 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

June 30, 2006	878	606	267	187	1,145	793
Billing sites added	171	259	7	13	178	272

Billing sites removed	(39)	(30)	(16)	(30)	(55)	(60)

June 30, 2007	1,010	835	258	170	1,268	1,005

Cost of Revenue. Cost of revenue for the three months ended June 30, 2007 increased 26.9% to $14.5 million from $11.5 million in the quarter ended June 30, 2006 and the cost of revenue as a percentage of revenue increased to 34.6% from 31.8% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.

The increase in our consolidated cost of revenue as a percentage of revenue between the three months ended June 30, 2007 and the three months ended June 30, 2006 is primarily attributable to an increase in the level of hardware and third party software expense as well as other expense as a percentage of revenue in the NextGen Division. Other expense, which consists of outside service costs, amortization of software development costs and other costs, increased to 18.3% of revenue during the three months ended June 30, 2007 from 15.8% of revenue during the three months ended June 30, 2006.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two divisions.

	Hardware, Third Party Software	Payroll and related Benefits	Other	Total Cost of Revenue	Gross Profit

Three months ended June 30, 2007
QSI Division	8.4%	18.8%	19.9%	47.1%	52.9%
NextGen Division	3.8	11.4	18.1	33.3	66.7

Consolidated	4.2%	12.1%	18.3%	34.6%	65.4%

Three months ended June 30, 2006
QSI Division	6.0%	19.2%	21.8%	47.0%	53.0%
NextGen Division	2.7	12.1	15.1	29.9	70.1

Consolidated	3.1%	12.9%	15.8%	31.8%	68.2%

During the three months ended June 30, 2007, hardware and third party software constituted a larger portion of consolidated revenue compared to the prior year period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 12.1% of consolidated revenue in the three months ended June 30, 2007 compared to 12.9% during the three months ended June 30, 2006. The absolute level of consolidated payroll and benefit expenses grew from $4.6 million in the three months ended June 30, 2006 to $5.1 million in the three months ended June 30, 2007, an increase of 11% or approximately $0.5 million. The increase was due primarily to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division where such expenses increased to $4.4 million in the three months ended June 30, 2007 from $3.9 million in the three months ended June 30, 2006. Payroll and benefits expense associated with delivering products and services in the QSI Division during the three months ended June 30, 2007 and 2006 remained relatively unchanged at approximately $0.7 million. The adoption of SFAS 123R added approximately $0.1 million in compensation expense to cost of revenue for both the three months ended June 30, 2007 and 2006, respectively.

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

Should the NextGen Division continue to represent an increasing share of our revenue and should the NextGen Division continue to carry higher gross profit than the QSI Division, our consolidated gross profit percentages should increase to match more closely those of the NextGen Division.

As a result of the foregoing events and activities, the gross profit percentage for the Company and both our divisions decreased for the three month period ended June 30, 2007 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended June 30, 2007 and 2006:

	Three months ended June 30,		Three months ended June 30,

	2007	%	2006	%

QSI Division
Revenue	$3,982	100.0%	$3,890	100.0%
Cost of revenue	1,876	47.1	1,829	47.0

Gross profit	$2,106	52.9%	$2,061	53.0%

NextGen Division
Revenue	$38,050	100.0%	$32,184	100.0%
Cost of revenue	12,666	33.3	9,628	29.9

Gross profit	$25,384	66.7%	$22,556	70.1%

Consolidated
Revenue	$42,032	100.0%	$36,074	100.0%
Cost of revenue	14,542	34.6	11,457	31.8

Gross profit	$27,490	65.4%	$24,617	68.2%

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2007 increased 24.0% to $12.6 million as compared to $10.2 million for the three months ended June 30, 2006. The increase in these expenses resulted from a $1.7 million increase in the NextGen Division primarily from compensation expense and a $0.7 million increase in corporate related expenses. The adoption of SFAS 123R added approximately $0.7 million and $0.5 million in compensation expense to selling, general and administrative expenses in the three months ended June 30, 2007 and 2006, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 28.3% in the three months ended June 30, 2006 to 30.1% in the three months ended June 30, 2007, due in part to the fact that the rate of growth in revenue was slower than the selling, general and administrative expense growth rate for the Company.

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

Research and Development Costs. Research and development costs for the three months ended June 30, 2007 and 2006 were $2.8 million and $2.3 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the adoption of SFAS 123R added approximately $0.2 million in compensation expense to research and development costs for both the three months ended June 30, 2007 and 2006, respectively. Additions to capitalized software costs offset research and development costs. For the three months ended June 30, 2007, $1.5 million was added to capitalized software costs while $1.0 million was capitalized during the three months ended June 30, 2006. Research and development costs as a percentage of revenue increased to 6.7% during the three months ended June 30, 2007 from 6.4% for the same period in 2006. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income. Interest income for the three months ended June 30, 2007 remained consistent at approximately $0.7 million for the three months ended June 30, 2007 and 2006.

Our investment policy is determined by our Board of Directors. As of June 30, 2007, we maintain our cash in liquid short term assets including money market funds and short term U.S. Treasuries with original maturities of less than 90 days.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2007 was approximately $4.8 million as compared to approximately $5.1 million for the prior year period. The effective tax rates for the three months ended June 30, 2007 and 2006 were 37.9% and 39.9%, respectively. The provision for income taxes for the three months ended June 30, 2007 and 2006 differ from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits, and the qualified production activities deduction. The effective rate for the three months ended June 30, 2007 decreased from the prior year period primarily due to the increase in the statutory deduction for qualified production activities and a deduction for tax-exempt interest income.

Liquidity and Capital Resources

The following table presents selected financial statistics and information as of and for each of the three months ended June 30, 2007 and 2006:

	Three months ended June 30,

	2007	2006

Cash and cash equivalents	$70,501	$66,954

Net increase in cash and cash equivalents during the three month period	$10,473	$9,729

Net income during the three month period	$7,940	$7,669

Net cash provided by operations during the three month period	$9,543	$10,974

Number of days of sales outstanding at start of the period	129	115

Number of days of sales outstanding at the end of the period	145	122

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, net deferred income taxes and stock option expenses.

The following table summarizes our statement of cash flows for the three month period ended June 30, 2007 and 2006:

	Three months ended June 30,

	2007	2006

Net income	$7,940	$7,669

Non-cash expenses	2,284	2,137

Change in deferred revenue	1,006	918

Change in accounts receivable	(3,043)	(3,693)

Change in other assets and liabilities	1,356	3,943

Net cash provided by operating activities	$9,543	$10,974

Net Income

As referenced in the above table, net income makes up the majority of our cash generated from operations for the three month period ended June 30, 2007 and 2006. Our NextGen Division’s contribution to net income has increased each year due to that division’s operating income increasing more quickly than the Company as a whole.

Non-Cash expenses

Non-cash expenses include depreciation, amortization of capitalized software, provisions for bad debts and net deferred income taxes and stock option expenses. Total non-cash expenses grew by approximately $0.1 million between the three month periods ended June 30, 2007 and 2006.

Deferred Revenue

Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue, but for which cash was received. Deferred revenue grew by approximately $1.0 million in the three month period ending June 30, 2007 versus $0.9 million in the prior year period.

Accounts Receivable

Accounts receivable grew by approximately $3.0 million and $3.7 million in the three month periods ending June 30, 2007 and 2006, respectively. The increase in accounts receivable in both periods is due to the following factors:

▪	NextGen Division revenue grew 18.2% and 36.4% on a year over year basis, in the three month periods ended June 30, 2007 and 2006, respectively;

▪

The NextGen Division constituted a larger percentage of our receivables at June 30, 2007 compared to March 31, 2007. Turnover of accounts receivable in the NextGen Division is slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is coming from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales; and

▪

We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $1.2 million in the three month period ended June 30, 2007 and approximately $1.0 million in the three month period ended June 30, 2006, respectively.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) increased from 129 days to 145 days during the three month period ended June 30, 2007, primarily due to the above mentioned factors and further impacted by the sequential decline in revenue which occurred in the three months ended June 30, 2007. DSO increased from 115 days to 122 days during the three month period ended June 30, 2006, primarily due to the above mentioned factors. DSOs can also be impacted by the effectiveness of the collection staff. We have not attempted to quantify the impact of these factors.

If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts receivable expressed as DSO would be 91 days as of June 30, 2007 and 78 days as of June 30, 2006, respectively. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the three months ended June 30, 2007, we anticipate being able to continue to generate cash from operations during fiscal 2007 primarily from the net income of the Company.

Cash flows from operating activities

Cash and cash equivalents increased by $10.5 million between March 31, 2007 and June 30, 2007 primarily as a result of cash provided by operating activities. Cash and cash equivalents increased approximately $9.7 million during the three months ended June 30, 2006 compared to the same period in the prior year, also primarily as a result of cash generated by operating activities.

Cash flows from investing activities

Net cash used in investing activities for the three months ended June 30, 2007 and 2006 was $2.1 million and $1.7 million, respectively. Net cash used in investing activities for the three months ended June 30, 2007 and 2006 consisted of additions to equipment and improvements and capitalized software.

Cash flows from financing activities

During the three months ended June 30, 2007, we received proceeds of $2.1 million from the exercise of stock options and recorded a reduction in income tax liability of $0.9 million related to tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

Cash and cash equivalents

At June 30, 2007, we had cash and cash equivalents of $70.5 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

In January 2007, our Board of Directors adopted a policy whereby we intend to pay a regular quarterly dividend of $0.25 per share on our outstanding common stock commencing with conclusion of our first fiscal quarter of 2008 (June 30, 2007) and continuing each fiscal quarter thereafter, subject to further review and approval as well as establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. On May 31, 2007, the Board declared a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of June 15, 2007 with a distribution date of July 5, 2007. We anticipate that future quarterly dividends, if and when declared by the Board pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.

On July 31, 2007, our Board of Directors approved a regular quarterly dividend of twenty-five cents ($0.25) per share payable on its outstanding shares of common stock. The cash dividend record date is September 14, 2007 and is expected to be distributed to shareholders on or about October 5, 2007.

Management believes that its cash and cash equivalents on hand at June 30, 2007, together with cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends paid in the ordinary course of business for the balance of fiscal 2008.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2007, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Contractual Obligations	Total	Less than a year	1-3 years	3-5 years	Beyond 5 years

Non-cancelable lease obligations	$10,380	$2,075	$7,378	$927	$ —

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

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

The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Exchange Act and the rules thereunder.

During the quarter ended June 30, 2007, no significant changes have occurred in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

In October 2005, Company director Ahmed Hussein filed a suit against the Company and certain directors in Orange County Superior Court challenging the results of the 2005 election for the Company’s Board of Directors. In March 2006, the Superior Court ruled against Mr. Hussein and entered judgment in favor of the Company and all the directors he sued. Subsequently, in August 2006 while the matter was on appeal, Mr. Hussein and the Company entered into a settlement agreement resolving the case. The settlement agreement governs voting for directors, the composition of board committees and certain other matters.

On July 30, 2007, Mr. Hussein filed a Schedule 13D amendment disclosing, but not describing, a purported “material dispute” with the Company concerning the interpretation of a settlement agreement between him and the Company. In that filing, Mr. Hussein states that he may in the future take such actions with respect to his investment in the Company as he deems appropriate including, without limitation: (i) selling, purchasing, or continuing to hold Company shares for investment, (ii) commencing legal proceedings against the Company concerning his interpretation of the Settlement Agreement, (iii) following the Standstill Period set forth in the Settlement Agreement, pursuing discussions with other stockholders and third parties regarding alternatives for corporate governance involving the Company or to maximize shareholder value therein, (iv) following the Standstill Period set forth in the Settlement Agreement, seeking to change the composition of and/or seek further representation on the Board and solicit proxies or written consents from other stockholders of the Company; or (v) changing his intention with respect to any and all matters referred to in his filing concerning the purposes of his filing.

The Company believes that it has complied fully with the terms of the agreement, including nominating the three board candidates identified by Mr. Hussein at the 2006 annual meeting and renominating these candidates in connection with the 2007 annual meeting. The “dispute” alleged by Mr. Hussein relates primarily to the interpretation of a provision in the settlement agreement concerning the selection of legal counsel for the board of directors. A majority of the board of directors determined that Mr. Hussein’s interpretation of the agreement was without merit, concluded that in any event the purported “dispute” was not material, and declined Mr. Hussein’s request to arbitrate the matter in favor of the existing dispute resolution provisions of the agreement.

The term of the settlement agreement is through the Company’s annual shareholders meeting on August 8, 2007. Upon expiration of the term of the settlement agreement, certain restrictions upon Mr. Hussein’s activities with respect to the Company as set forth in the settlement agreement (including, among other things, his right to engage in a proxy contest with the Company) will also terminate. A copy of the full text of the settlement agreement and such restrictions can be found as an exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 9, 2006.

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

QUALITY SYSTEMS, INC.

Date:	August 7, 2007	By:	/s/ Louis Silverman

Louis Silverman
Chief Executive Officer

Date:	August 7, 2007	By:	/s/ Paul Holt

Paul Holt
Chief Financial Officer; Principal Accounting Officer