Form 10-Q
period 2007-09-30
QUALITY SYSTEMS INC
filed 2007-11-05
CIK 708818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 OR

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date 27,356,965 shares of Common Stock, $0.01 par value, as of  November 1, 2007.

PART I CONSOLIDATED FINANCIAL INFORMATION ITEM 1 – FINANCIAL STATEMENTS QUALITY SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	September 30, 2007	March 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$26,920	$60,028
Marketable securities	46,000	—
Accounts receivable, net	68,374	63,945
Inventories, net	1,369	1,175
Net current deferred tax assets	3,912	3,443
Other current assets	3,937	4,507

Total current assets	150,512	133,098

Equipment and improvements, net	5,075	5,029
Capitalized software costs, net	8,005	6,982
Net deferred tax assets	1,539	1,180
Goodwill	1,840	1,840
Other assets	2,811	2,552

	$169,782	$150,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,814	$5,246
Deferred revenue	39,339	38,774
Accrued compensation and related benefits	6,002	6,521
Income taxes payable	1,080	315
Other current liabilities	7,428	5,626

Total current liabilities	57,663	56,482

Deferred revenue, net of current	597	674
Deferred compensation	2,517	2,279

	60,777	59,435

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; authorized 50,000 shares; issued and outstanding 27,349 and 27,123 shares at September 30, 2007 and March 31, 2007, respectively	273	271
Additional paid-in capital	72,591	65,666
Retained earnings	36,141	25,309

Total shareholders’ equity	109,005	91,246

Total liabilities and shareholders’ equity	$169,782	$150,681

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.
1

QUALITY SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Six Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues:
Software, hardware and supplies	$18,514	$16,737	$35,253	$31,766
Implementation and training services	3,182	2,848	6,430	5,802

System sales	21,696	19,585	41,683	37,568

Maintenance	13,442	9,639	26,001	19,038
Electronic data interchange services	5,406	4,066	10,430	8,043
Other services	4,602	4,169	9,064	8,884

Maintenance, EDI and Other services	23,450	17,874	45,495	35,965

Total revenue	45,146	37,459	87,178	73,533

Cost of revenue:
Software, hardware and supplies	2,477	1,723	4,966	3,412
Implementation and training services	2,423	2,154	4,832	4,117

Total cost of system sales	4,900	3,877	9,798	7,529

Maintenance	3,033	2,792	6,159	5,929
Electronic data interchange services	3,742	2,926	7,251	5,706
Other services	3,100	2,238	6,109	4,126

Total cost of maintenance and other services	9,875	7,956	19,519	15,761

Total cost of revenue	14,775	11,833	29,317	23,290

Gross profit	30,371	25,626	57,861	50,243

Operating expenses:
Selling, general and administrative	13,188	9,994	25,831	20,194
Research and development costs	2,688	2,591	5,488	4,909

Total operating expenses	15,876	12,585	31,319	25,103

Income from operations	14,495	13,041	26,542	25,140

Interest income	645	819	1,384	1,486

Income before provision for income taxes	15,140	13,860	27,926	26,626
Provision for income taxes	5,468	5,523	10,314	10,620

Net income	$9,672	$8,337	$17,612	$16,006

Net income per share:
Basic	$0.35	$0.31	$0.65	$0.60
Diluted	$0.35	$0.30	$0.64	$0.59

Weighted average shares outstanding:
Basic	27,287	26,802	27,211	26,758
Diluted	27,718	27,380	27,696	27,332
Dividends declared per common share	$0.25	$—	$0.50	$—

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.
2

QUALITY SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Six Months Ended

	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net income	$17,612	$16,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,139	862
Amortization of capitalized software costs	2,004	1,494
Provision for bad debts	220	411
Non-cash share-based compensation	2,035	1,738
Deferred income taxes	(828)	(87)
Tax benefit from exercise of stock options	1,421	1,586
Excess tax benefit from share-based compensation	(1,186)	(1,569)
Changes in assets and liabilities:
Accounts receivable	(4,649)	(11,038)
Inventories	(194)	(295)
Income tax receivable	—	1,128
Other current assets	570	98
Other assets	(259)	(428)
Accounts payable	(1,432)	455
Deferred revenue	488	3,434
Accrued compensation and related benefits	(519)	(993)
Income taxes payable	765	—
Other current liabilities	1,802	2,749
Deferred compensation	238	246

Net cash provided by operating activities	19,227	15,797

Cash flows from investing activities:
Additions to capitalized software costs	(3,027)	(2,175)
Additions to equipment and improvements	(1,185)	(1,315)
Purchases of marketable securities	(73,600)	—
Sales of marketable securities	27,600	—

Net cash used in investing activities	(50,212)	(3,490)

Cash flows from financing activities
Dividends Paid	(6,780)	—
Excess tax benefit from share-based compensation	1,186	1,569
Proceeds from the exercise of stock options	3,471	3,599

Net cash (used in)/provided by financing activities	(2,123)	5,168

Net (decrease)/increase in cash and cash equivalents	(33,108)	17,475

Cash and cash equivalents at beginning of period	60,028	57,225

Cash and cash equivalents at end of period	$26,920	$74,700

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$9,142	$8,017

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.
3

 QUALITY SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2007 and for the six months ended September 30, 2007 and 2006, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Amounts related to disclosures of March 31, 2007 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Cash and cash equivalents . Cash and cash equivalents generally may consist of cash and money market funds and short-term U.S. Treasure securities with original maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk. The average maturity of the investments owned by the money market fund is approximately two months.

Marketable Securities . As of September 30, 2007, the Company had short-term investments in tax exempt Auction Rate Securities (ARS) of approximately $46.0 million. The ARS are rated AAA or AA by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days and despite the long-term nature of their stated contractual maturities, management has the ability to quickly liquidate these securities at ongoing auctions every 35 days or less. The investments in ARS are classified as available-for-sale on the Company’s Consolidated Balance Sheets. The investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically resets every 7, 28 or 35 days. As a result, no cumulative gross unrealized holding gains/losses from the investments have been realized. All income generated from these investments is recorded as interest income.

Allowance for doubtful accounts.  The Company provides credit terms typically ranging from thirty days to less than twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs credit evaluations of its customers and maintains reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management’s estimate of the probability of collection for certain troubled accounts. General reserves are established based on the Company’s historical experience with bad debt expense and the aging of the Company’s accounts receivable balances net of deferred revenues and specifically reserved accounts. Accounts are written off as uncollectible only after the Company has expended extensive collection efforts.

Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the period. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets as deferred revenue (see also Note 4).

Inventories .   Inventories consist of hardware for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value.

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

Software development costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Such capitalized costs are amortized on a straight line basis over the estimated economic life of the related product of three years. The Company provides support services on the current and prior two versions of its software. Management performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable research and development activities, any remaining capitalized amounts are written off.

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

The following table shows total stock-based employee compensation expense included in the Consolidated Statement of Income for the three and six month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006

Costs and expenses:
Cost of revenue	$129	$124	$272	$241
Research and development	215	210	451	407
Selling, general and administrative	615	579	1,312	1,090

Total share-based compensation for the period	959	913	2,035	1,738
Amounts capitalized in software development costs	(9)	(9)	(21)	(23)

Amounts charged against earnings, before income tax benefit	$950	$904	$2,014	$1,715

Amount of related income tax benefit recognized in earnings	$252	$233	$537	$443

3.   Recent Accounting Pronouncements

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

	September 30, 2007	March 31, 2007

Accounts receivable, excluding undelivered software, maintenance and services	$46,553	$42,574
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	24,031	23,809

Accounts receivable, gross	70,584	66,383

Allowance for doubtful accounts	(2,210)	(2,438)

Accounts receivable, net	$68,374	$63,945

Inventories are summarized as follows:

	September 30, 2007	March 31, 2007

Computer systems and components, net of reserve for obsolescence of $324 for both periods	$1,335	$1,147
Miscellaneous parts and supplies	34	28

Inventories, net	$1,369	$1,175

Accrued compensation and related benefits are summarized as follows:

	September 30, 2007	March 31, 2007

Bonus	$3,563	$4,158
Vacation	2,439	2,363

Accrued compensation and related benefits	$6,002	$6,521

Short and long-term deferred revenue are summarized as follows:

	September 30, 2007	March 31, 2007

Maintenance	$8,854	$10,241
Implementation services	29,368	26,465
Undelivered software and other	1,714	2,742

Deferred Revenue	$39,936	$39,448

Other current liabilities are summarized as follows:

	September 30, 2007	March 31, 2007

Customer deposits	$2,629	$703
Sales tax payable	959	805
Deferred rent	648	652
Accrued EDI expenses	694	613
Commission payable	408	767
Professional fees	301	425
Accrued royalties	179	463
Other accrued expenses	1,610	1,198

Other current liabilities	$7,428	$5,626

5.   Intangible Assets – Goodwill

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

6.   Intangible Assets – Capitalized Software Development Costs

The Company had the following amounts related to intangible assets with definite lives (in thousands):

	September 30, 2007	March 31, 2007

Gross carrying amount	$24,653	$21,626
Accumulated amortization	(16,648)	(14,644)

Net capitalized software development	$8,005	$6,982

Aggregate amortization expense during the six month and twelve month period	$2,004	$3,231

Activity related to net capitalized software costs for the six month period ended September 30, 2007 and 2006 is as follows:

	September 30, 2007	September 30, 2006

Beginning of the period	$6,982	$5,171
Capitalization	3,027	2,175
Amortization	(2,004)	(1,494)

End of the period	$8,005	$5,852

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of September 30, 2007:

For the year ended March 31,
2008	$2,106
2009	3,385
2010	2,132
2011	382

Total	$8,005

7.    Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminates on December 31, 2007, unless sooner terminated by the Board. At September 30, 2007, 74,858 shares were available for future grant under the 1998 Plan. As of September 30, 2007, there were 1,345,815 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless sooner terminated by the Board. At September 30, 2007, 2,400,000 shares were available for future grant under the 2005 Plan. As of September 30, 2007, there were no outstanding options related to this Plan.

A summary of stock option transactions during the six months ended September 30, 2007 is as follows:

	Number of Shares	Weighted -Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, April 1, 2007	1,461,950	$18.46	4.00
Granted	159,500	$38.83	4.96
Exercised	(226,385)	$15.33	3.13	$4,821
Forfeited/Canceled	(49,250)	$19.07	3.72

Outstanding, September 30,2007	1,345,815	$21.38	3.70	$20,993

Exercisable, September 30,2007	479,779	$20.59	3.55	$7,730

Vested and expected to vest, September 30, 2007	1,334,643	$21.38	3.70	$20,822

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. The following assumptions were utilized for options granted during the period:

	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006

Expected life	3.75 years	3.75-4.75 years
Expected volatility	43.17% - 44.81%	48.3%-48.5%
Expected dividends	2.67% - 2.99%	2.36%
Risk-free rate	4.06% - 5.09%	4.60%-4.85%

During the six months ended September 30, 2007 and 2006, 159,500 and 75,000 options were granted, respectively, under the 1998 Stock Option Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 1.2% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The weighted average grant date fair value of stock options granted during the six months ended September 30, 2007 and 2006 was $12.86 per share and $14.33 per share, respectively.

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

On May 31, 2007, the Board of Directors approved a performance-based equity incentive program for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2008. Under the program, options may also be granted as an incentive to prospective employees to join the Company. If earned, the options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vesting in four equal installments commencing one year following the date of grant. The maximum number of options available under the performance-based equity incentive program plan is 310,000. Based on performance versus established plan targets, no share-based compensation expense was recorded for the six months ended September 30, 2007.

Non-vested stock option award activity, including awards for the six month period ended September 30, 2007, is summarized as follows:

	Non-vested Number of Shares	Weighted -Average Grant Date Fair Value per Share

Non-vested, April 1, 2007	941,300	$7.89
Granted	159,500	$12.86
Vested	(185,514)	$6.10
Forfeited/Canceled	(49,250)	$8.60

Non-vested, September 30, 2007	866,036	$9.15

As of September 30, 2007, $5,938 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.78 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of shares vested during the six months ended September 30, 2007 and 2006 was $1,132 and $872.

8.   Income Taxes

The provision for income taxes for the six months ended September 30, 2007 was approximately $10,314 as compared to approximately $10,620 for the year ago period. The effective tax rates for the six months ended September 30, 2007 and 2006 were 36.9% and 39.9%, respectively. The provision for income taxes for the six months ended September 30, 2007 and 2006 differ from the combined statutory rates primarily due to increased deductions related to incentive stock option exercises, the impact of varying state income tax rates, research and development tax credits, and the qualified production activities deduction. The effective rate for the six months ended September 30, 2007 decreased from the prior year primarily from an increase in the statutory deduction for qualified production activities, deductions related to tax-exempt interest income, and increased deductions related to incentive stock option exercises.

For the six months ended September 30, 2007, the Company claimed research and development tax credits of $514 and $48 for federal and state purposes, respectively. The Company expects to capture this benefit on its tax returns.

On April 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 (“SFAS 109”).” The adoption of the provisions of FIN 48 had no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

At adoption, and as of September 30, 2007, the Company had $394 and $392, respectively, of unrecognized tax benefits, $89 of which would affect the Company’s effective tax rate if recognized in the future.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in general and administrative expenses. At adoption and as of September 30, 2007, the Company had $45 and $38, respectively, accrued for interest payable and no penalties were accrued.

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

	Three Months Ended September 30,		Six Months Ended September 30,

	2007	2006	2007	2006

Net income	$9,672	$8,337	$17,612	$16,006
Basic net income per common share:
Weighted average of common shares outstanding	27,287	26,802	27,211	26,758

Basic net income per common share	$0.35	$0.31	$0.65	$0.60

Net income	$9,672	$8,337	$17,612	$16,006
Diluted net income per common Share:
Weighted average of common shares outstanding	27,287	26,802	27,211	26,758
Effect of potentially dilutive securities (options)	431	578	485	574

Weighted average of common shares outstanding-diluted	27,718	27,380	27,696	27,332

Diluted net income per common share	$0.35	$0.30	$0.64	$0.59

The computation of diluted net income per share does not include 245,000 and 75,000 options for the three and six months ended September 30, 2007 and 2006, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

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

The QSI Division, co-located with the Company’s Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the division supports a number of medical clients that utilize the division’s UNIX[a] based medical practice management software product. The NextGen Division, with headquarters in Horsham, Pennsylvania, and a second significant location in Atlanta, Georgia, focuses principally on developing and marketing products and services for medical practices.

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

Operating segment data for the six month periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,

	2007	2006	2007	2006

Revenue:
QSI Division	$4,006	$3,972	$7,988	$7,862
NextGen Division	41,140	33,487	79,190	65,671

Consolidated revenue	$45,146	$37,459	$87,178	$73,533

Operating income(loss):
QSI Division	$1,290	$1,245	$2,346	$2,158
NextGen Division	15,698	14,055	29,601	27,449
Unallocated corporate expenses	(2,493)	(2,259)	(5,405)	(4,467)

Consolidated operating income	$14,495	$13,041	$26,542	$25,140

——————————————
[a] UNIX is a registered trademark of the AT&T Corporation.
13

11.  Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2007. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

12.  Commitments, Guarantees and Contingencies

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

The Company has historically offered short-term rights of return in certain sales arrangements. If the Company is able to estimate returns for these types of arrangements and all other criteria for revenue recognition have been met, revenue is recognized and these arrangements are recorded in the consolidated financial statements. If the Company is unable to estimate returns for these types of arrangements, revenue is not recognized in the consolidated financial statements until the rights of return expire, provided also, that all other criteria of revenue recognition have been met.

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

Gain Contingency

On September 26, 2007, Gregory Flynn, Executive Vice President and General Manager of the Company’s QSI Division passed away. Mr. Flynn participated in the Company’s deferred compensation plan which is funded through the purchase of a life insurance policy with the Company named as beneficiary. As a result of Mr. Flynn’s passing, the Company expects to record an additional future compensation expense of approximately $0.2 million which will be offset by expected net insurance proceeds of approximately $0.9 million. The compensation expense and the insurance proceeds are contingent on the Company’s submission of an insurance claim and the ultimate acceptance of such claim and realization of the insurance proceeds. Both the expense and the insurance proceeds will not be recorded until the insurance proceeds are realized or realizable. As of September 30, 2007, no insurance proceeds have been realized; therefore, no expense or gain relating to this event has been recorded in this period.

13.  Subsequent Event

On October 25, 2007, the Board of Directors approved a regular quarterly dividend of twenty-five cents ($0.25) per share payable on its outstanding shares of common stock. The cash dividend record date is December 14, 2007 and the cash dividend is expected to be distributed to shareholders on or about January 7, 2008.

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

We believe revenue recognition, the allowance for doubtful accounts, capitalized software costs, share-based compensation and income taxes are among the most critical accounting policies and estimates that impact our consolidated financial statements. We believe that our significant accounting policies, as described in Note 2 of our Condensed Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies”, should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revenue Recognition .  We currently recognize revenue pursuant to SOP 97-2, as amended by SOP 98-9. We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers (VARs). We also generate revenue from sales of hardware and third party software, and implementation, training, software customization, EDI, post-contract support (“maintenance”) and other services performed for customers who license our products.

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
17

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

Research and Development Tax Credits. Management’s treatment of research and development tax credits represented a significant estimate which affected the effective income tax rate for the Company for the six months ended September 30, 2007. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualified expenses under Internal Revenue Code Section 41. These credits are subject to examination by the federal and state taxing authorities.

For the six months ended September 30, 2007, the Company claimed research and development tax credits of $514 and $48 for federal and state purposes, respectively. The Company expects to capture this benefit on its tax returns.

Qualified Production Activities Deduction. Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for the Company for the six months ended September 30, 2007. The deduction taken by the Company involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under Internal Revenue Code Section 199.

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

——————————————
[1] UNIX is a registered trademark of the AT&T Corporation.
19

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

Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen®[3]  product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGenemr), Enterprise Practice Management (NextGenepm), Enterprise Appointment Scheduling (NextGeneas), Enterprise Master Patient Index (NextGenepi), NextGen Image Control System (NextGenics), Managed Care Server (NextGenmcs), Electronic Data Interchange, System Interfaces, Internet Operability (NextGenweb), a Patient-centric and Provider-centric Web Portal solution (NextMD[4].com), NextGen Express, a version of NextGenemr  designed for small practices and NextGen Community Health Solution (NextGenchs). Beginning in the fiscal year ended March 31, 2008, the NextGen Division began offering optional NextGen Hosting Solutions to new and existing customers. NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

We continue to pursue product enhancement initiatives within each division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 91.1% of our revenue for the second quarter of fiscal 2008 compared to 89.4% in the second quarter of fiscal 2007. The QSI Division accounted for 8.9% and 10.6% of revenue in the second quarter of fiscal 2008 and 2007, respectively. The NextGen Division’s year over year revenue grew at 22.9% and 31.2% in the second quarter of fiscal 2008 and 2007, respectively, while the QSI Division’s year over year revenue remained relatively consistent in the second quarter of fiscal 2008 and 2007, respectively.

In addition to the aforementioned software solutions which we offer through our two divisions, each division offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

——————————————
[2] Windows NT is registered trademarks of the Microsoft Corporation.

[3] NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

[4] NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.
20

Results of Operations Overview of results

•	Consolidated revenue grew 18.6% in the six months ended September 30, 2007 versus 2006 and 29.1% in the six months ended September 30, 2006 versus 2005.

•
Consolidated income from operations grew 5.6% in the six months ended September 30, 2007 versus 2006 and grew 48.4% in the six months ended September 30, 2006 versus 2005. For the six months ended September 30, 2007, operating income was impacted by a shift in the revenue mix with increased hardware and maintenance revenue resulting in a decline in our gross profit margin, and headcount additions which resulted in higher selling, general and administrative expenses as a percentage of revenue.

•
We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

NextGen Division

•
Our NextGen Division’s revenue grew 20.6% in the six months ended September 30, 2007 versus 2006 and 33.7% in the six months ended September 30, 2006 versus 2005. Divisional operating income (excluding unallocated corporate expenses) grew 7.8% in the six months ended September 30, 2007 versus 2006 and 47.9% in the six months ended September 30, 2006 versus 2005. For the six months ended September 30, 2007, operating income was impacted by a shift in the revenue mix with increased hardware and maintenance revenue resulting in a decline in our gross profit margin, and headcount additions which resulted in higher selling, general and administrative expenses as a percentage of revenue.

•	During the six months ended September 30, 2007, we added staffing resources to most of our client-facing departments, and intend to continue doing so during the remainder of fiscal year 2008.

•
Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

•
Our QSI Division revenue grew 1.6% in the six months ended September 30, 2007 versus 2006 and grew 1.5% in the six months ended September 30, 2006 versus 2005. The Division experienced a 8.0% increase in operating income (excluding unallocated corporate expenses) in the six months ended September 30, 2007 versus 2006 as compared to a 4.5% decrease in operating income in the six months ended September 30, 2006 versus 2005.

•	Our goals for the QSI Division include maximizing profit performance given the constraints represented by a weak purchasing environment in the dental group practice market.
21

The following table sets forth for the periods indicated the percentage of revenues represented by each item in our Consolidated Statements of Income (unaudited).

(Unaudited)	Three Months Ended September 30,			Six Months Ended September 30,

	2007		2006	2007	2006

Revenues:
Software, hardware and supplies	41.0%		44.7%	40.4%	43.2%
Implementation and training services	7.1		7.6	7.4	7.9

System sales	48.1		52.3	47.8	51.1

Maintenance	29.8		25.7	29.8	25.9
Electronic data interchange services	12.0		10.9	12.0	10.9
Other services	10.2		11.1	10.4	12.1

Maintenance, EDI and other services	51.9	*	47.7	52.2	48.9

Total revenue	100.0		100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	5.5		4.6	5.7	4.6
Implementation and training services	5.4		5.8	5.5	5.6

Total cost of system sales	10.9		10.4	11.2	10.2

Maintenance	6.7		7.3	7.1	7.5
Electronic data interchange services	8.3		7.8	8.3	7.8
Other services	6.9		6.1	7.0	6.2

Total cost of maintenance, EDI and other services	21.9		21.2	22.4	21.5

Total cost of revenue	32.7	*	31.6	33.6	31.7

Gross profit	67.3		68.4	66.4	68.3

Selling, general and administrative	29.2		26.7	29.6	27.4
Research and development	6.0		6.9	6.3	6.7

Income from operations	32.1		34.8	30.5	34.2

Interest income	1.4		2.2	1.6	2.0

Income before provision for income taxes	33.5		37.0	32.0 *	36.2
Provision for income taxes	12.1		14.7	11.8	14.4

Net income	21.4%		22.3%	20.2%	21.8%

* does not add due to rounding

For the Three-Month Periods Ended September 30, 2007  versus 2006

Net Income.  The Company’s net income for the three months ended September 30, 2007 was $9.7 million or $0.35 per share on a basic and $0.35 per share on a fully diluted basis. In comparison, we earned $8.3 million or $0.31 per share on a basic and $0.30 per share on a fully diluted basis for the three months ended September 30, 2006. The increase in net income for the three months ended September 30, 2007 was a result of the following:

•	a 20.5% increase in consolidated revenue;

•	a 22.9% increase in NextGen Division revenue which accounted for 91.1% of consolidated revenue;

•
a reduction in the effective tax rate in the quarter ended September 30, 2007 to 36.1% versus 39.8% in the prior year period driven primarily by an increase in the statutory deduction for qualified production activities, deductions related to tax-exempt interest income, and deductions related to incentive stock option exercises;

The above positive factors were offset by:

•	increased hardware and maintenance revenue resulting in the gross profit margin declining to 67.3% in the three months ended September 30, 2007 versus 68.4% in the prior year period; and

•
an increase in the selling, general and administrative expenses to 29.2% of revenue in the three months ended September 30, 2007 versus 26.7% of revenue in the prior year period, primarily due to headcount additions.

Revenue.   Revenue for the three months ended September 30, 2007 increased 20.5% to $45.1 million from $37.5 million for the three months ended September 30, 2006. NextGen Division revenue increased 22.9% from $33.5 million in the three months ended September 30, 2006 to approximately $41.1 million in the three months ended September 30, 2007, while QSI Division revenue increased by 1.0% during the three months ended September 30, 2007 over the prior year period.

We divide revenue into two categories, “system sales” and “maintenance, EDI and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI and other services category includes, maintenance, EDI, follow on training and implementation services, annual third party license fees and other revenue. Maintenance revenue includes amounts initially deferred in conjunction with new customer arrangements and subsequently amortized and billings to existing customers.

System Sales.   Revenue earned from company-wide sales of systems for the three months ended September 30, 2007, increased 10.8% to $21.7 million from $19.6 million in the prior year period.

Our increase in revenue from sales of systems was principally the result of an 11.1% increase in category revenue at our NextGen Division. Divisional sales in this category grew from $18.9 million during the three months ended September 30, 2006 to $21.0 million during the three months ended September 30, 2007. This increase was driven by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as increases in sales of hardware, third party software and supplies and implementation and training services.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Three months ended September 30, 2007
QSI Division	$217	$258	$225	$700
NextGen Division	16,713	1,326	2,957	20,996

Consolidated	$16,930	$1,584	$3,182	$21,696

Three months ended September 30, 2006
QSI Division	$237	$271	$173	$681
NextGen Division	15,702	527	2,675	18,904

Consolidated	$15,939	$798	$2,848	$19,585

NextGen Division software revenue increased 6.4% between the three months ended September 30, 2007 and the prior year period. The Division’s software revenue accounted for 79.6% of divisional system sales revenue during the three months ended September 30, 2007. As of September 30, 2006, divisional software revenue as a percentage of divisional system sales revenue was 83.1%. Sales of additional licenses to existing customers was $7.1 million during the three months ended September 30, 2007 down from $8.5 million in the prior year period. The sale of licenses to existing customers can fluctuate significantly from quarter to quarter and year to year. We do not consider the comparative decrease as an item of operational significance.

Software license revenue growth continues to be an area of primary emphasis for the NextGen Division.

During the three months ended September 30, 2007, 6.3% of NextGen’s system sales revenue was represented by hardware and third party software compared to 2.8% in the prior year period. During the three months ended September 30, 2007, there was a shift in the revenue mix with increased revenue coming from hardware revenue. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division increased 10.5% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended September 30, 2007 versus 2006 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

The NextGen Division’s growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenemr and NextGenepm software products and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

For the QSI Division, total system sales remained relatively unchanged in the three months ended September 30, 2007 versus September 30, 2006. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

Maintenance, EDI and Other Services.  For the three months ended September 30, 2007, Company-wide revenue from maintenance, EDI and other services grew 31.2% to $23.5 million from $17.9 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI and other services revenue from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the three months ended September 30, 2007 grew 47.6% to $11.6 million from $7.9 million in the prior year period, while EDI revenue grew 43.6% to $4.2 million compared to $2.9 million during the prior year period. Other services revenue for the three months ended September 30, 2007 grew 14.1% to $4.3 million from $3.8 million in the prior year period. QSI Division maintenance revenue increased 3.2% in the three months ended September 30, 2007 as compared to the prior year period while QSI divisional EDI revenue increased by 5.0% in the three months ended September 30, 2007 as compared to the prior year period.

The following table details revenue included in the EDI, maintenance, and other category for the three month periods ended September 30, 2007 and 2006:

	Maintenance	EDI	Other	Total

Three months ended September 30, 2007
QSI Division	$1,824	$1,179	$303	$3,306
NextGen Division	11,618	4,227	4,299	20,144

Consolidated	$13,442	$5,406	$4,602	$23,450

Three months ended September 30, 2006
QSI Division	$1,767	$1,123	$401	$3,291
NextGen Division	7,872	2,943	3,768	14,583

Consolidated	$9,639	$4,066	$4,169	$17,874

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended September 30, 2007 and 2006 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

September 30, 2006	903	649	262	183	1,165	832
Billing sites added	185	286	7	25	192	311
Billing sites removed	(53)	(45)	(12)	(30)	(65)	(75)

September 30, 2007	1,035	890	257	178	1,292	1,068

Cost of Revenue.  Cost of revenue for the three months ended September 30, 2007 increased 24.9% to $14.8 million from $11.8 million in the quarter ended September 30, 2006 and the cost of revenue as a percentage of revenue increased to 32.7% from 31.6% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.

The increase in our consolidated cost of revenue as a percentage of revenue between the three months ended September 30, 2007 and the three months ended September 30, 2006 is primarily attributable to an increase in the level of hardware and third party software as well as an increase in other expense as a percentage of revenue in the NextGen Division. Other expense, which consists of outside service costs, amortization of software development costs and other costs, increased to 17.8% of total revenue during the three months ended September 30, 2007 from 16.2% of total revenue during the three months ended September 30, 2006.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two divisions.

	Hardware, Third Party Software	Payroll and related Benefits	Other	Total Cost of Revenue	Gross Profit

Three months ended September 30, 2007
QSI Division	4.0%	18.6%	19.3%	41.9%	58.1%
NextGen Division	3.2	11.0	17.6	31.8	68.2

Consolidated	3.3%	11.7%	17.8%	32.7%	67.3%

Three months ended September 30, 2006
QSI Division	8.0%	17.5%	21.6%	47.1%	52.9%
NextGen Division	2.1	12.1	15.5	29.7	70.3

Consolidated	2.8%	12.6%	16.2%	31.6%	68.4%

During the three months ended September 30, 2007, hardware and third party software constituted a larger portion of consolidated cost of revenue compared to the prior year period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 11.7% of consolidated revenue in the three months ended September 30, 2007 compared to 12.6% during the three months ended September 30, 2006. The absolute level of consolidated payroll and benefit expenses grew from $4.7 million in the three months ended September 30, 2006 to $5.3 million in the three months ended September 30, 2007, an increase of 13% or approximately $0.6 million. The increase was due primarily to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division where such expenses increased to $4.5 million in the three months ended September 30, 2007 from $4.0 million in the three months ended September 30, 2006. Payroll and benefits expense associated with delivering products and services in the QSI Division during the three months ended September 30, 2007 and 2006 remained relatively unchanged at approximately $0.7 million. The adoption of SFAS 123R added approximately $0.1 million in compensation expense to cost of revenue for both the three months ended September 30, 2007 and 2006, respectively.

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

As a result of the foregoing events and activities, the gross profit percentage for the Company and our NextGen division decreased for the three month period ended September 30, 2007 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended September 30, 2007 and 2006:

	Three months ended September 30,		Three months ended September 30,

	2007	%	2006	%

QSI Division Revenue	$4,006	100.0%	$3,972	100.0%
Cost of revenue	1,680	41.9	1,871	47.1

Gross profit	$2,326	58.1%	$2,101	52.9%

NextGen Division Revenue	$41,140	100.0%	$33,487	100.0%
Cost of revenue	13,095	31.8	9,962	29.7

Gross profit	$28,045	68.2%	$23,525	70.3%

Consolidated Revenue	$45,146	100.0%	$37,459	100.0%
Cost of revenue	14,775	32.7	11,833	31.6

Gross profit	$30,371	67.3%	$25,626	68.4%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2007 increased 32.0% to $13.2 million as compared to $10.0 million for the three months ended September 30, 2006. The increase in these expenses resulted from a $1.2 million increase in compensation expense in the NextGen Division, $0.6 million in selling related expenses in the NextGen Division, $0.7 million in other general and administrative expenses in the NextGen Division and a $0.7 million increase in corporate related expenses. The adoption of SFAS 123R added approximately $0.6 million in compensation expense to selling, general and administrative expenses for both the three months ended September 30, 2007 and 2006, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 26.7% in the three months ended September 30, 2006 to 29.2% in the three months ended September 30, 2007, due in part to the fact that the rate of growth in revenue was slower than the selling, general and administrative expense growth rate for the Company.

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

Research and Development Costs.  Research and development costs for the three months ended September 30, 2007 and 2006 were $2.7 million and $2.6 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the adoption of SFAS 123R added approximately $0.2 million in compensation expense to research and development costs for both the three months ended September 30, 2007 and 2006, respectively. Additions to capitalized software costs offset research and development costs. For the three months ended September 30, 2007, $1.6 million was added to capitalized software costs while $1.1 million was capitalized during the three months ended September 30, 2006. Research and development costs as a percentage of revenue decreased to 6.0% during the three months ended September 30, 2007 from 6.9% for the same period in 2006. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income.   Interest income for the three months ended September 30, 2007 decreased to $0.6 million compared to $0.8 million in the three months ended September 30, 2006. Interest income in the three months ended September 30, 2007 decreased primarily due to a greater proportion of funds invested in tax favored auction rate securities which offer lower interest rates but higher after-tax yields compared to money market or short term U.S. Treasuries as well as comparatively lower amounts of funds available for investment during the three months ended September 30, 2007 due to the regular quarterly dividend program adopted by our Board of Directors commencing with conclusion of our first fiscal quarter of 2008 (June 30, 2007) and continuing each fiscal quarter thereafter.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds and auction rate securities with maturities or interest reset dates of less than 90 days. Our Board of Directors continues to review alternate uses for our cash including, but not limited to payment of a special dividend, initiation of a stock buy back program, an expansion of our investment policy to include investments with maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund an acquisition or other similar business activity. Any or all of these programs could significantly impact our investment income in future periods.

Provision for Income Taxes.  The provision for income taxes for the three months ended September 30, 2007 was approximately $5,468 as compared to approximately $5,523 for the prior year period. The effective tax rates for the three months ended September 30, 2007 and 2006 were 36.1% and 39.9%, respectively. The provision for income taxes for the three months ended September 30, 2007 and 2006 differ from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits, and the qualified production activities deduction. In addition, the effective rate for the three months ended September 30, 2007 decreased from the prior year primarily from the increase in the statutory deduction for qualified production activities, a new deduction for tax-exempt interest income, and increased deductions related to incentive stock option exercises.

For the Six-Month Periods Ended September 30, 2007 versus 2006

Net Income. The Company’s net income for the six months ended September 30, 2007 was $17.6 million or $0.65 per share on a basic and $0.64 per share on a fully diluted basis. In comparison, we earned $16.0 million or $0.60 per share on a basic and $0.59 per share on a fully diluted basis in the six months ended September 30, 2006. The increase in net income for the six months ended September 30, 2007, was achieved primarily through the following:

•	a 18.6% increase in consolidated revenue; and

•	a 20.6% increase in NextGen Division revenue which accounted for 90.8% of consolidated revenue.

Revenue.    Revenue for the six months ended September 30, 2007 increased 18.6% to $87.2 million from $73.5 million for the six months ended September 30, 2006. NextGen Division revenue increased 20.6% from $65.7 million during the six month ended September 30, 2006 to $79.2 million during the six months ended September 30, 2007, while QSI Division revenue increased slightly to $8.0 million during the six month ended September 30, 2007 from $7.9 million during the six months ended September 30, 2006.

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

System Sales.   Company-wide sales of systems for the six months ended September 30, 2007 increased 11.0% to $41.7 million from $37.6 million in the same prior year period.

Our increase in revenue from sales of systems was principally the result of an 11.5% increase in category revenue at our NextGen Division whose systems sales grew from $36.3 million to $40.5 million during the six months ended September 30, 2007. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as increases in the sale of hardware, third party software, and supplies.

Category revenue in the QSI Division decreased slightly on a year over year basis during the six months ended September 30, 2007.

The following table breaks down our reported systems sales into software, hardware and third party software and supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Six months ended September 30, 2007
QSI Division	$315	$336	$540	$1,191
NextGen Division	32,245	2,357	5,890	40,492

Consolidated	$32,560	$2,693	$6,430	$41,683

Six months ended September 30, 2006
QSI Division	$275	$670	$295	$1,240
NextGen Division	29,646	1,175	5,507	36,328

Consolidated	$29,921	$1,845	$5,802	$37,568

NextGen Division software revenue increased 8.8% between the six months ended September 30, 2007 and the six months ended September 30, 2006. The Division’s software revenue accounted for 79.6% of divisional systems sales revenue during the six months ending September 30, 2007, a decrease from 81.6% in the six months ended September 30, 2006.

Software license revenue growth continues to be an area of primary emphasis for the NextGen Division.

During the six months ended September 30, 2007, 5.8% of NextGen’s system sales revenue was represented by hardware and third party software compared to 3.2% in the prior year period. During the six months ended September 30, 2007, there was an increase in the proportion of revenue coming from hardware sales. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 7.0% from the six months ended September 30, 2007 compared to the six months ended September 30, 2006 while implementation and training revenue related to system sales decreased its share of category revenue from 15.2% in the six months ended September 30, 2006 to 14.5% in the six months ended September 30, 2007. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our customers. The number of implementation and training staff increased during the course of the six months ended September 30, 2007 versus 2006 in order to accommodate the increases in implementation services sold in conjunction with increased software sales. In order to achieve continued increasing revenue in this area, additional staffing increases are anticipated, though actual future increases will depend upon the availability of qualified staff, business conditions, and our ability to retain current staff members.

The NextGen Division’s growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenemr and NextGenepm software products, as well as the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

Maintenance, EDI and Other Services.  For the six months ended September 30, 2007, Company-wide revenue from maintenance, EDI and other services grew 26.5% to $45.5 million from $36.0 million during the same period last year. The increase in this category resulted principally from an increase in maintenance and EDI revenues from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the six months ended September 30, 2007 grew 44.3% to $22.4 million from $15.5 million in the period a year ago, while EDI revenue grew 42.6% to $8.1 million compared to $5.7 million during the same period. QSI Division maintenance, EDI and other revenue increased 2.6% over the year ago period.

The following table details revenue included in Maintenance, EDI and other services for the six month periods ended September 30, 2007 and 2006:

	Maintenance	EDI	Other	Total

Six months ended September 30, 2007
QSI Division	$3,576	$2,294	$927	$6,797
NextGen Division	22,425	8,136	8,137	38,698

Consolidated	$26,001	$10,430	$9,064	$45,495

Six months ended September 30, 2006
QSI Division	$3,495	$2,336	$791	$6,622
NextGen Division	15,543	5,707	8,093	29,343

Consolidated	$19,038	$8,043	$8,884	$35,965

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended September 30, 2007 and 2006 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing arrangements with certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

September 30, 2006	903	649	262	183	1,165	832
Billing sites added	185	286	7	25	192	311
Billing sites removed	(53)	(45)	(12)	(30)	(65)	(75)

September 30, 2007	1,035	890	257	178	1,292	1,068

Cost of Revenue.  The cost of revenue for the six months ended September 30, 2007 increased 25.9% to $29.3 million from $23.3 million, while the cost of revenue as a percentage of net revenue increased to 33.6% from 31.7% during the same period a year ago.

The increase in our consolidated cost of revenue as a percentage of revenue between the six months ended September 30, 2007 and the six months ended September 30, 2006 is primarily attributable to an increase in the level of hardware and third party software included in the period’s transactions as well as an increase in maintenance revenue. Additionally, other expense, which consists of outside service costs, amortization of software development costs and other costs, increased to 18.0% of revenue during the six months ended September 30, 2007 from 16.1% of revenue during the six months ended September 30, 2006.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two divisions:

	Hardware, Third Party Software	Payroll and related Benefits	Other	Total Cost of Revenue	Gross Profit

Six months ended September 30, 2007
QSI Division	6.2%	18.7%	19.6%	44.5%	55.5%
NextGen Division	3.5	11.2	17.8	32.5	67.5

Consolidated	3.7%	11.9%	18.0%	33.6%	66.4%

Six months ended September 30, 2006
QSI Division	7.0%	18.3%	21.8%	47.1%	52.9%
NextGen Division	2.4	12.1	15.3	29.8	70.2

Consolidated	2.9%	12.7%	16.1%	31.7%	68.3%

During the six months ended September 30, 2007, the cost of hardware and third party software constituted 3.7% of consolidated revenue compared to 2.9% in the same year ago period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 11.9% of consolidated revenue in the six months ended September 30, 2007 compared to 12.7% in the six months ended September 30, 2006. The absolute level of consolidated payroll and benefit expenses grew from $9.4 million in the six months ended September 30, 2006 to $10.4 million in the six months ended September 30, 2007, an increase of 11%. This increase was due primarily to additions to headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division, where divisional expenses increased from $7.9 million in the six months ended September 30, 2006 compared to $8.9 million in the six months ended September 30, 2007, an increase of 13%. The NextGen Division’s payroll and benefits expense associated with delivering products and services as a percentage of divisional revenue in the six months ended September 30, 2007 decreased to 11.2% compared to 12.1% in the prior year period, as revenue grew at a faster rate than the increase in payroll and benefits expenses. Headcount expense as a percentage of revenue for the six month period ended September 30, 2007 at the QSI Division increased compared to the prior year at 18.7% versus 18.3% in the prior year period. The adoption of SFAS 123R added approximately $0.3 million and $0.2 million of compensation expense to cost of revenue in the six months ended September 30, 2007 and 2006, respectively.

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

Should the NextGen Division continue to represent an increasing share of our revenue and should NextGen continue to show higher gross profit percentages compared to the QSI Division, our gross profit percentages and trends should more closely match those of the NextGen Division.

As a result of the foregoing events and activities, our gross profit percentage for the Company and our NextGen operating Division decreased for the six month period ended September 30, 2007 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the six month periods ended September 30, 2007 and 2006:

	Six months ended September 30,		Six months ended September 30,

	2007	%	2006	%

QSI Division Revenue	$7,988	100.0%	$7,862	100.0%
Cost of revenue	3,556	44.5	3,700	47.1

Gross profit	$4,432	55.5%	$4,162	52.9%

NextGen Division Revenue	$79,190	100.0%	$65,671	100.0%
Cost of revenue	25,761	32.5	19,590	29.8

Gross profit	$53,429	67.5%	$46,081	70.2%

Consolidated Revenue	$87,178	100.0%	$73,533	100.0%
Cost of revenue	29,317	33.6	23,290	31.7

Gross profit	$57,861	66.4%	$50,243	68.3%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended September 30, 2007 increased 27.9% to $25.8 million as compared to $20.2 million for the six months ended September 30, 2006. The increase in the amount of such expenses resulted primarily from increases of $3.1 million in salaries, commissions, and related benefits in the NextGen Division, $1.0 million in selling related expenses in the NextGen Division, $0.8 million in other selling and general expenses in the NextGen Division and $0.7 million in increased corporate related expenses. The increase in corporate expenses was primarily composed of salaries and related benefits. The adoption of SFAS 123R added $1.3 million and $1.1 million of compensation expense to selling, general and administrative expenses for the six months ended September 30, 2007 and 2006, respectively and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 27.4% in the six months ended September 30, 2006 to 29.6% in the six months ended September 30, 2007 due in to the fact that the rate of growth in selling, general and administrative expense was faster than the revenue growth rate for the Company.

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

Research and Development Costs.  Research and development costs for the six months ended September 30, 2007 and 2006 were $5.5 million and $4.9 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. Additions to capitalized software costs offset research and development costs. For the six months ended September 30, 2007, $3.0 million was added to capitalized software costs while $2.2 million was capitalized during the six months ended September 30, 2006. The adoption of SFAS 123R added $0.5 million and $0.4 million of compensation expense to research and development costs for the six months ended September 30, 2007 and 2006, respectively. Research and development costs as a percentage of net revenue decreased to 6.3% from 6.7% due to the fact that higher amounts were added to capitalized software costs in the six months ended September 30, 2007 over the prior year period and the growth in revenue exceeded the growth in research and development spending. Research and development expenses are expected to continue at or above current levels.

Interest Income.   Interest income for the six months ended September 30, 2007 decreased 6.9% to $1.4 million compared to $1.5 million in the six months ended September 30, 2006. Interest income in the six months ended September 30, 2007 decreased primarily due to a greater proportion of funds invested in tax favored auction rate securities which offer lower interest rates but higher after-tax yields compared to money market or short term U.S. Treasuries as well as comparatively lower amounts of funds available for investment during the six months ended September 30, 2007 due to the regular quarterly dividend program adopted by our Board of Directors commencing with conclusion of our first fiscal quarter of 2008 (June 30, 2007) and continuing each fiscal quarter thereafter.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds and auction rate securities with maturities or interest reset dates of less than 90 days. Our Board of Directors continues to review alternate uses for our cash including, but not limited to payment of a special dividend, initiation of a stock buy back program, an expansion of our investment policy to include investments with maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund an acquisition or other similar business activity. Any or all of these programs could significantly impact our investment income in future periods.

Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2007 and 2006 was $10.3 million as compared to $10.6 million for the prior year period. The effective tax rates for the six months ended September 30, 2007 and 2006 were 36.9% and 39.9%, respectively. The provision for income taxes for the six months ended September 30, 2007 and 2006 differ from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits, and the qualified production activities deduction. The effective rate for the six months ended September 30, 2007 decreased from the prior year primarily from the increase in the statutory deduction for qualified production activities, the use of tax exempted investment vehicles, and increased deductions related to incentive stock option exercises.

Liquidity and Capital Resources

The following table presents selected financial statistics and information as of and for each of the six months ended September 30, 2007 and 2006:

	Six months ended September 30,

	2007	2006

Cash and cash equivalents	$26,920	$74,700

Net (decrease) increase in cash and cash equivalents during the six month period	$(33,108)	$17,475

Net income during the six month period	$17,612	$16,006

Net cash provided by operations during the six month period	$19,227	$15,797

Number of days of sales outstanding at start of the period	129	122

Number of days of sales outstanding at the end of the period	138	135

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software, provisions for bad debts, net deferred income taxes and stock option expenses.

The following table summarizes our statement of cash flows for the six month period ended September 30, 2007 and 2006:

	Six months ended September 30,

	2007	2006

Net income	$17,612	$16,006

Non-cash expenses	4,805	4,435

Change in deferred revenue	488	3,434

Change in accounts receivable	(4,649)	(11,038)

Change in other assets and liabilities	971	2,960

Net cash provided by operating activities	$19,227	$15,797

Net Income

As referenced in the above table, net income makes up the majority of our cash generated from operations for the six month period ended September 30, 2007 and 2006. Our NextGen Division’s contribution to net income has increased each year due to that division’s operating income increasing more quickly than the Company as a whole.

Non-Cash expenses

For the six months ended September 30, 2007, non-cash expenses include approximately $1.1 million of depreciation, $ 2.0 million of amortization of capitalized software, $0.2 million for the provision for bad debts and $2.0 million of stock option expenses offset by benefit from deferred income taxes. Total non-cash expense was approximately $4.8 million and $4.4 million for the six month periods ended September 30, 2007 and 2006, respectively.

Deferred Revenue

Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue, but for which cash was received. Deferred revenue grew by approximately $0.5 million in the six month period ending September 30, 2007 versus $3.4 million in the prior year period. The six months ended September 30, 2007 included a smaller amount of deferred maintenance related to initial arrangements with Siemens Medical Solutions compared to the prior year period.

Accounts Receivable

Accounts receivable grew by approximately $4.6 million and $11.0 million in the six month periods ending September 30, 2007 and 2006, respectively. The increase in accounts receivable in both periods is due to the following factors:

•	NextGen Division revenue grew 20.6% and 33.7% on a year over year basis, in the six month periods ended September 30, 2007 and 2006, respectively;

•
The NextGen Division constituted a larger percentage of our receivables at September 30, 2007 compared to March 31, 2007. Turnover of accounts receivable in the NextGen Division is slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is coming from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales; and

•
We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $0.2 million in the six month period ended September 30, 2007 and approximately $4.7 million in the six month period ended September 30, 2006, respectively.

The six month period ended September 30, 2006 was also negatively impacted by an increase in accounts receivable with one significant customer and the period ended September 30, 2007 was positively impacted by a decrease in accounts receivable with this large customer.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) increased from 129 days to 138 days during the six month period ended September 30, 2007, due, in part, to the above mentioned factors. The beginning DSO figure of 129 days was also relatively lower due to a significant increase in revenue in the quarter ended March 31, 2007 which contributed to a lower beginning DSO calculation. DSO increased from 122 days to 135 days during the six month period ended September 30, 2006, primarily due to the above mentioned factors. DSOs can also be impacted by the effectiveness of the collection staff. We have not attempted to quantify the impact of these factors.

If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts receivable expressed as DSO would be 90 days as of September 30, 2007 and 81 days as of September 30, 2006, respectively. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the first six months ended September 30, 2007, we anticipate being able to continue to generate cash from operations during fiscal 2008 primarily from the net income of the Company.

Cash flows from operating activities

Cash and cash equivalents decreased by $33.1 million between March 31, 2007 and September 30, 2007 primarily as a result of the Company purchasing short-term investments in Auction Rate Securities (ARS) of approximately $46.0 million. These ARS are not classified as cash and cash equivalents but instead are classified as marketable securities on our Consolidated Balance Sheets.

Cash and cash equivalents increased approximately $17.5 million during the six months ended September 30, 2006 compared to the same period in the prior year, primarily as a result of cash generated by operating activities.

Cash flows from investing activities

Net cash used in investing activities for the six months ended September 30, 2007 and 2006 was $50.2 million and $3.5 million, respectively. The increase in cash used in investing activities is a result of the Company purchasing short-term investments in ARS of approximately $46.0 million. As discussed above, these ARS are classified as short-term investments on the accompanying Consolidated Balance Sheets. In addition to purchases and sales of marketable securities, net cash used in investing activities for the six months ended September 30, 2007 consisted of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the six months ended September 30, 2006 consisted of additions to equipment and improvements and capitalized software.

Cash flows from financing activities

During the six months ended September 30, 2007, we received proceeds of $3.5 million from the exercise of stock options, paid a dividend of $6.8 million and recorded a reduction in income tax liability of $1.2 million related to tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

Cash and cash equivalents and marketable securities

At September 30, 2007, we had cash and cash equivalents of $26.9 million and marketable securities of $46.0 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

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

On July 31, 2007, our Board of Directors approved a regular quarterly dividend of twenty-five cents ($0.25) per share payable on its outstanding shares of common stock. The cash dividend record date was September 14, 2007 and was distributed to shareholders on or about October 5, 2007.

On October 25, 2007, the Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of December 14, 2007 with an expected distribution date on or about January 7, 2007.

Management believes that its cash and cash equivalents on hand at September 30, 2007, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends paid in the ordinary course of business for the balance of fiscal 2008.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2007, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Contractual Obligations – Non-cancelable lease obligations	(in thousands)

Year Ending March 31,
2008	$1,390
2009	2,458
2010	2,455
2011	2,472
2012 and beyond	927

$9,702

Item 3.            Qualitative and Quantitative Disclosures About Market Risk

We have a significant amount of cash and short-term investments. This cash and investment portfolio exposes us to interest rate risk as short-term investment rates can be volatile. Given the short-term maturity structure of our cash portfolio and the short term reset dates of our ARS, we believe that it is not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

As of September 30, 2007, we had short-term investments in tax exempt ARS of approximately $46.0 million. The ARS are rated AAA or AA by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days and despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities at ongoing auctions every 35 days or less. The investments in ARS are classified as available-for-sale on our Consolidated Balance Sheets. The investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically reset every 7, 28 or 35 days. As a result, no cumulative gross unrealized holding gains/losses from the investments have been realized. All income generated from these investments is recorded as interest income.

Item 4.            Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Exchange Act and the rules thereunder.

During the quarter ended September 30, 2007, no significant changes have occurred in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings.

None.

Item 1A.         Risk Factors.

None.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Securities Holders.

On August 8, 2007, the Company held its 2007 Annual Meeting. The total number of outstanding shares eligible to vote was 27,237,517. The Company’s shareholders were asked by the Company to consider and vote upon the following two proposals:

1.	To elect nine persons, as set forth below, to serve as directors of the Company until the next annual meeting.

2.	To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2008.
35

The results of the vote were as follows:

Proposal 1: Election of Directors	Name	For	Withheld

	Patrick Cline	25,622,206	257,699
	Ibrahim Fawzy	25,542,430	337,475
	Edwin Hoffman	25,578,145	301,760
	Ahmed Hussein	25,534,338	345,567
	Vincent Love	25,627,331	252,574
	Russell Pflueger	25,627,592	252,313
	Steven Plochocki	25,624,670	255,235
	Sheldon Razin	21,584,888	4,295,017
	Louis Silverman	25,582,311	297,594

Proposal 2: Ratification of Accountants	For	Against	Abstain

	25,827,539	36,341	16,025

As a result, Messrs. Cline, Fawzy, Hoffman, Hussein, Pflueger, Love, Plochocki, Razin, and Silverman were elected to serve as directors. Also, proposal 2 was approved by the Company’s shareholders.

Item 5.            Other Information.

Item 6.            Exhibits.

Exhibits:

10.1	Quality Systems, Inc. Amended and Restated 1998 Stock Option Plan.

10.2	Quality Systems, Inc. Amended and Restated 2005 Stock Option and Incentive Plan.

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934,as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934,as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           QUALITY SYSTEMS, INC.

Date: November 2, 2007	By:	/s/ Louis Silverman

Louis Silverman
Chief Executive Officer

Date: November 2, 2007	By:	/s/ Paul Holt

Paul Holt
Chief Financial Officer; Principal Accounting
Officer
37