Form 10-Q
period 2007-12-31
QUALITY SYSTEMS INC
filed 2008-02-07
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date 27,392,965 shares of Common Stock, $0.01 par value, as of December 19, 2007.

PART I
CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	December 31, 2007	March 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$30,013	$60,028
Marketable securities	48,400	—
Accounts receivable, net	72,906	63,945
Inventories, net	1,333	1,175
Net current deferred tax assets	4,106	3,443
Other current assets	3,498	4,507

Total current assets	160,256	133,098

Equipment and improvements, net	4,946	5,029
Capitalized software costs, net	8,367	6,982
Net deferred tax assets	1,636	1,180
Goodwill	1,840	1,840
Other assets	2,498	2,552

	$179,543	$150,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,818	$5,246
Deferred revenue	40,574	38,774
Accrued compensation and related benefits	7,420	6,521
Income taxes payable	2,899	315
Other current liabilities	5,218	5,626

Total current liabilities	61,929	56,482

Deferred revenue, net of current	717	674
Deferred compensation	2,231	2,279

	64,877	59,435

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; authorized 50,000 shares; issued and outstanding 27,393 and 27,123 shares at December 31, 2007 and March 31, 2007, respectively.	274	271
Additional paid-in capital	73,871	65,666
Retained earnings	40,521	25,309

Total shareholders’ equity	114,666	91,246

Total liabilities and shareholders’ equity	$179,543	$150,681

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.
2

QUALITY SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Nine Months Ended

	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Revenues:
Software, hardware and supplies	$20,591	$16,088	$55,844	$47,854
Implementation and training services	3,115	2,885	9,545	8,687

System sales	23,706	18,973	65,389	56,541

Maintenance	14,861	11,069	40,862	30,107
Electronic data interchange services	5,739	4,290	16,169	12,333
Other services	3,784	4,164	12,848	13,048

Maintenance, EDI and Other services	24,384	19,523	69,879	55,488

Total revenue	48,090	38,496	135,268	112,029

Cost of revenue:
Software, hardware and supplies	2,984	1,798	7,949	5,210
Implementation and training services	2,638	2,169	7,469	6,285

Total cost of system sales	5,622	3,967	15,418	11,495

Maintenance	3,131	3,058	9,292	8,987
Electronic data interchange services	4,162	3,144	11,413	8,850
Other services	3,233	2,528	9,342	6,655

Total cost of maintenance and other services	10,526	8,730	30,047	24,492

Total cost of revenue	16,148	12,697	45,465	35,987

Gross profit	31,942	25,799	89,803	76,042

Operating expenses:
Selling, general and administrative	13,283	10,593	39,114	30,787
Research and development costs	2,874	2,601	8,362	7,510

Total operating expenses	16,157	13,194	47,476	38,297

Income from operations	15,785	12,605	42,327	37,745

Interest income	710	935	2,094	2,421
Other income	953	—	953	—

Income before provision for income taxes	17,448	13,540	45,374	40,166
Provision for income taxes	6,234	4,819	16,548	15,439

Net income	$11,214	$8,721	$28,826	$24,727

Net income per share:
Basic	$0.41	$0.32	$1.06	$0.92
Diluted	$0.40	$0.32	$1.04	$0.90

Weighted average shares outstanding:
Basic	27,362	26,966	27,261	26,828
Diluted	27,696	27,507	27,739	27,441
Dividends declared per common share	$0.25	$—	$0.75	$—

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.
3

QUALITY SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Nine Months Ended

	December 31, 2007	December 31, 2006

Cash flows from operating activities:
Net income	$28,826	$24,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,755	1,382
Amortization of capitalized software costs	3,089	2,326
Gain on life insurance proceeds, net	(755)	—
Provision for bad debts	30	701
Non-cash share-based compensation	2,956	2,666
Deferred income taxes	(1,119)	1,094
Tax benefit from exercise of stock options	1,357	2,063
Excess tax benefit from share-based compensation	(1,295)	(2,046)
Changes in assets and liabilities:
Accounts receivable	(8,991)	(15,051)
Inventories	(158)	(750)
Income tax receivable	—	(550)
Other current assets	1,009	(647)
Other assets	54	(441)
Accounts payable	572	340
Deferred revenue	1,843	4,630
Accrued compensation and related benefits	899	(616)
Income taxes payable	2,584	—
Other current liabilities	(408)	3,015
Deferred compensation	(48)	445

Net cash provided by operating activities	32,200	23,288

Cash flows from investing activities:
Additions to capitalized software costs	(4,474)	(3,478)
Additions to equipment and improvements	(1,672)	(2,470)
Purchases of marketable securities	(83,500)	—
Sales of marketable securities	35,100	—
Proceeds from life insurance policy, net	755	—

Net cash used in investing activities	(53,791)	(5,948)

Cash flows from financing activities:
Dividends paid	(13,614)	—
Excess tax benefit from share-based compensation	1,295	2,046
Proceeds from the exercise of stock options	3,895	3,799

Net cash (used in) provided by financing activities	(8,424)	5,845

Net (decrease) increase in cash and cash equivalents	(30,015)	23,185

Cash and cash equivalents at beginning of period	60,028	57,225

Cash and cash equivalents at end of period	$30,013	$80,410

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$13,895	$12,802

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.
4

 QUALITY SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( UNAUDITED)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements as of December 31, 2007 and for the three and nine months ended December 31, 2007 and 2006, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Amounts related to disclosures of March 31, 2007 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

The Company bills for the entire contract amount upon contract execution except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. In certain transactions where collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company’s arrangements must include the following characteristics:

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

Revenue related to sales arrangements which include the right to use software stored on the Company’s hardware is accounted for under the Emerging Issues Task Force Issue (EITF) No. 00-3 “Application of AICPA Statement of Position 97-2 to arrangements that include the right to use software stored on another entity’s hardware”. EITF No. 00-3 requires that for software licenses and related implementation services to continue to fall under SOP No. 97-2, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third party. If an arrangement is not deemed to be accounted for under SOP 97-2, the entire arrangement is accounted for as a service contract in accordance with EITF Issue No. 00-21 “Revenue arrangements with multiple deliverables”. In that instance, the entire arrangement would be recognized as the hosting services are being performed.

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

Cash and cash equivalents. Cash and cash equivalents generally consist of cash and money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk. The average maturity of the investments owned by the money market fund is approximately two months.

Marketable securities. As of December 31, 2007, the Company had short-term investments in tax exempt Auction Rate Securities (ARS) of approximately $48.4 million. The ARS are rated AAA or AA by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days and despite the long-term nature of their stated contractual maturities, management anticipates having the opportunity to liquidate these securities at ongoing auctions which are held in conjunction with the interest reset dates every 35 days or less. The investments in ARS are classified as available-for-sale on the Company’s Consolidated Balance Sheets. The investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically resets every 7, 28 or 35 days. As a result, no cumulative gross unrealized holding gains/losses from the investments have been realized. All income generated from these investments is recorded as interest income.

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

Software development costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Such capitalized costs are amortized on a straight-line basis over the estimated economic life of the related product of three years. The Company provides support services on the current and prior two versions of its software. Management performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable research and development activities, any remaining capitalized amounts are written off.

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

Share-Based Compensation

Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R), requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using the simplified method which is equal to the midpoint between the vesting period and the contractual term. Volatility is estimated by using the weighted average historical volatility of our common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s Consolidated Statements of Income.

The following table shows total stock-based employee compensation expense included in the Consolidated Statement of Income for the three and nine month periods ended December 31, 2007 and 2006.

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006

Costs and expenses:
Cost of revenue	$119	$123	$391	$364
Research and development	184	207	635	614
Selling, general and administrative	618	559	1,930	1,688

Total share-based compensation for the period	$921	$889	$2,956	$2,666

Amounts capitalized in software development costs	(9)	(7)	(31)	(30)

Amounts charged against earnings, before income tax benefit	$912	$882	$2,925	$2,636

Amount of related income tax benefit recognized in earnings	$234	$237	$771	$681

3.     Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This pronouncement will be applied by the Company when it becomes effective and when or if the Company effectuates a business combination, otherwise there is no impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115”, (SFAS 159) which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company plans to adopt SFAS 159 effective April 1, 2008 and is in the process of determining the effect, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

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

	December 31, 2007	March 31, 2007

Accounts receivable, excluding undelivered software, maintenance and services	$49,867	$42,574
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	25,447	23,809

Accounts receivable, gross	75,314	66,383

Allowance for doubtful accounts	(2,408)	(2,438)

Accounts receivable, net	$72,906	$63,945

Inventories are summarized as follows:

	December 31, 2007	March 31, 2007

Computer systems and components, net of reserve for obsolescence of $324 for both periods	$1,297	$1,147
Miscellaneous parts and supplies	36	28

Inventories, net	$1,333	$1,175

Accrued compensation and related benefits are summarized as follows:

	December 31, 2007	March 31, 2007

Bonus	$4,784	$4,158
Vacation	2,636	2,363

Accrued compensation and related benefits	$7,420	$6,521

Short and long-term deferred revenue are summarized as follows:

	December 31, 2007	March 31, 2007

Maintenance	$8,056	$10,241
Implementation services	24,947	24,246
Annual license services	6,420	2,219
Undelivered software and other	1,868	2,742

Deferred Revenue	$41,291	$39,448

Other current liabilities are summarized as follows:

	December 31, 2007	March 31, 2007

Sales tax payable	$975	$805
Deferred rent	627	652
Customer deposits	612	703
Accrued EDI expenses	533	613
Accrued royalties	357	463
Commission payable	341	767
Professional fees	177	425
Other accrued expenses	1,596	1,198

Other current liabilities	$5,218	$5,626

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

6.     Intangible Assets – Capitalized Software Development Costs

The Company had the following amounts related to intangible assets with definite lives (in thousands):

	December 31, 2007	March 31, 2007

Gross carrying amount	$26,100	$21,626
Accumulated amortization	(17,733)	(14,644)

Net capitalized software development	$8,367	$6,982

Aggregate amortization expense during the nine month and twelve month period	$3,089	$3,231

Activity related to net capitalized software costs for the nine month period ended December 31, 2007 and 2006 is as follows:

	December 31, 2007	December 31, 2006

Beginning of the period	$6,982	$5,171
Capitalization	4,474	3,478
Amortization	(3,089)	(2,326)

End of the period	$8,367	$6,323

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of December 31, 2007:

For the year ended March 31,
2008	$1,143
2009	3,867
2010	2,614
2011	743

Total	$8,367

7.     Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of December 31, 2007, there were 1,338,665 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless sooner terminated by the Board. At December 31, 2007, 2,400,000 shares were available for future grant under the 2005 Plan. As of December 31, 2007, there were no outstanding options related to this Plan.

A summary of stock option transactions during the nine months ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, April 1, 2007	1,461,950	$18.46	4.00
Granted	200,500	$39.22	4.84
Exercised	(270,010)	$14.42	2.64	$4,338
Forfeited/Canceled	(53,775)	$20.42	3.55
Outstanding, December 31, 2007	1,338,665	$22.34	3.60	$13,624

Exercisable, December 31, 2007	482,404	$19.31	3.15	$5,837

Vested and expected to vest, December 31, 2007	1,326,724	$22.32	3.60	$13,516

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. The following assumptions were utilized for options granted during the period:

	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006

Expected life	3.75 years	3.75 - 4.75 years
Expected volatility	42.37% - 44.81%	47.7% - 48.5%
Expected dividends	2.67% - 2.99%	2.05% - 2.36%
Risk-free rate	3.07% - 5.09%	4.60% - 5.09%

During the nine months ended December 31, 2007 and 2006, 200,500 and 75,000 options were granted, respectively, under the 1998 Stock Option Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 1.4% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2007 and 2006 was $12.78 per share and $14.33 per share, respectively.

On November 5, 2007, the Board of Directors granted 6,000 options under the Company’s 1998 Plan to an employee, at an exercise price equal to the market price of the Company’s common stock on the date of grant ($33.25 per share). The options vest in four equal annual installments beginning November 5, 2008 and expire on November 5, 2012.

On August 9, 2007, the Board of Directors granted a total of 35,000 options under the Company’s 1998 Plan to non-management directors pursuant to the Company’s previously announced compensation plan for non-management directors, at an exercise price equal to the market price of the Company’s common stock on the date of grant ($43.26 per share). The options vest in four equal annual installments beginning August 9, 2008 and expire on August 9, 2012.

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

On May 31, 2007, the Board of Directors approved a performance-based equity incentive program for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2008. Under the program, options may also be granted as an incentive to prospective employees to join the Company. If earned, the options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vesting in four equal installments commencing one year following the date of grant. The maximum number of options available under the performance-based equity incentive program plan is 310,000, of which 20,000 is reserved for new employees. Based on performance versus established plan targets, no share-based compensation expense related to the performance plan was recorded for the nine months ended December 31, 2007.

Non-vested stock option award activity, including awards for the nine month period ended December 31, 2007, is summarized as follows:

	Non-vested Number of Shares	Weighted-Average Grant Date Fair Value per Share

Non-vested, April 1, 2007	941,300	$7.89
Granted	200,500	$12.78
Vested	(231,764)	$3.08
Forfeited/Canceled	(53,775)	$9.04

Non-vested, December 31, 2007	856,261	$9.42

As of December 31, 2007, $5,034 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.08 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of shares vested during the nine months ended December 31, 2007 and 2006 was $714 and $1,347.

8.     Income Taxes

The provision for income taxes for the three months ended December 31, 2007 was $6,234 as compared to $4,819 for the year ago period. The effective tax rates for the three months ended December 31, 2007 and 2006 were 35.7% and 35.6%, respectively. The provision for income taxes for the three months ended December 31, 2007 was significantly impacted by a deduction for company-owned life insurance proceeds. The provision for income taxes for the three months ended December 31, 2006 differs from the combined statutory rates primarily due to the re-enactment of federal research and development tax credits which occurred in December 2006. The re-enactment was retroactive to the start of our fiscal year, resulting in a benefit for research and development credits recorded during the quarter ended December 31, 2006.

The provision for income taxes for the nine months ended December 31, 2007 was $16,548 as compared to $15,439 for the year ago period. The effective tax rates for the nine months ended December 31, 2007 and 2006 was 36.5% and 38.4%, respectively. The provision for income taxes for the nine months ended December 31, 2007 differs primarily from the combined statutory rates due to the impact of the varying state income tax rates, federal and state research and development tax credits, Qualified Production Activities Deduction, and exclusions for company-owned life insurance proceeds and tax-exempt interest income. The effective rate for the nine months ended December 31, 2007 decreased from the prior year primarily from an increase in the statutory deduction for qualified production activities, an exclusion for company-owned life insurance proceeds and tax-exempt interest income. The provision for income taxes for the nine months ended December 31, 2006 differed from the combined statutory rates primarily due to the impact of federal and state research and development tax credits. The effective rate for the nine month period ended December 31, 2006 also included a benefit from the Qualified Production Activities Deduction, which was mostly offset by non-deductible option expense related to incentive stock options.

For the nine months ended December 31, 2007, the Company claimed federal and state research and development tax credits of $779 and $111, respectively. The Company expects to capture this benefit on its tax returns.

For the nine months ended December 31, 2006, the Company claimed federal and state research and development tax credits of $578 and $76, respectively. The Company captured this benefit on its tax returns.

For the nine months ended December 31, 2007, the Company estimated a federal and state Qualified Production Activities Deduction of $2,165 and $1,013, respectively. The Company expects to capture this benefit on its tax returns.

For the nine months ended December 31, 2006, the Company estimated a federal and state Qualified Production Activities Deduction of $1,071 and $538, respectively. The Company captured this benefit on its tax returns.

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

At adoption, and as of December 31, 2007, the Company had $394 and $152, respectively, of unrecognized tax benefits, $46 of which would affect the Company’s effective tax rate if recognized in the future.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in general and administrative expenses. At adoption and as of December 31, 2007, the Company had $45 and $38, respectively, accrued for interest payable and no penalties were accrued.

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

	Three Months Ended December 31,		Nine Months Ended December 31,

	2007	2006	2007	2006

Net income	$11,214	$8,721	$28,826	$24,727
Basic net income per common share:
Weighted average of common shares outstanding	27,362	26,966	27,261	26,828

Basic net income per common share	$0.41	$0.32	$1.06	$0.92

Net income	$11,214	$8,721	$28,826	$24,727
Diluted net income per common share:
Weighted average of common shares outstanding	27,362	26,966	27,261	26,828
Effect of potentially dilutive securities (options)	334	541	478	613

Weighted average of common shares outstanding-diluted	27,696	27,507	27,739	27,441

Diluted net income per common share	$0.40	$0.32	$1.04	$0.90

The computation of diluted net income per share does not include 382,850 and 278,850 options for the three and nine months ended December 31, 2007, respectively, because their inclusion would have an anti-dilutive effect on net income per share. The computation of diluted net income per share does not include 92,500 options for the three and nine months ended December 31, 2006, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

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

Operating segment data for the three and nine month periods ended December 31, 2007 and 2006 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2007	2006	2007	2006

Revenue:
QSI Division	$4,072	$4,267	$12,060	$12,129
NextGen Division	44,018	34,229	123,208	99,900

Consolidated revenue	$48,090	$38,496	$135,268	$112,029

Operating income(loss):
QSI Division	$650	$1,368	$2,996	$3,526
NextGen Division	17,823	13,424	47,425	40,873
Unallocated corporate expenses	(2,688)	(2,187)	(8,094)	(6,654)

Consolidated operating income	$15,785	$12,605	$42,327	$37,745

11. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2007. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

12. Commitments, Guarantees and Contingencies

____________________
[a] UNIX is a registered trademark of the AT&T Corporation.
16

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

13.     Gain from Life Insurance Proceeds

On September 26, 2007, Mr. Gregory Flynn, Executive Vice President and General Manager of the Company’s QSI Division passed away. Mr. Flynn participated in the Company’s deferred compensation plan which is funded through the purchase of life insurance policies with the Company named as beneficiary. As a result of Mr. Flynn’s passing, the Company recorded additional compensation expense of $198 which was offset by net insurance proceeds of $953. The additional compensation expense was recorded in Selling, General and Administrative Expenses and the insurance proceeds were recorded as Other Income in the Consolidated Statement of Income for the quarter ended December 31, 2007.

14.     Subsequent Event

On January 30, 2008, the Board of Directors approved a regular quarterly dividend of twenty-five cents ($0.25) per share payable on its outstanding shares of common stock. The cash dividend record date is March 14, 2008 and the cash dividend is expected to be distributed to shareholders on or about April 7, 2008.

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

We bill for the entire contract amount upon contract execution except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. In certain transactions whose collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of our arrangements must include the following characteristics:

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
19

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

Revenue related to sales arrangements which include the right to use software stored on the Company’s hardware are accounted for under the Emerging Issues Task Force Issue No. 00-3 “Application of AICPA Statement of Position 97-2 to arrangements that include the right to use software stored on another entity’s hardware”. EITF No. 00-3 requires that for software licenses and related implementation services to continue to fall under SOP No. 97-2, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third party. If an arrangement is not deemed to be accounted for under SOP 97-2, the entire arrangement is accounted for as a service contract in accordance with EITF Issue No. 00-21 “Revenue arrangements with multiple deliverables”. In that instance, the entire arrangement would be recognized as the hosting services are being performed.

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

Research and Development Tax Credits. Management’s treatment of research and development tax credits represented a significant estimate which affected the effective income tax rate for the Company for the nine months ended December 31, 2007 and 2006. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualified expenses under Internal Revenue Code Section 41. These credits are subject to examination by the federal and state taxing authorities.

For the nine months ended December 31, 2007, the Company claimed federal and state research and development tax credits of $0.8 million and $0.1 million, respectively. The Company expects to capture this benefit on its tax returns.

Qualified Production Activities Deduction. Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for the Company for the nine months ended December 31, 2007 and 2006. The deduction taken by the Company involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under Internal Revenue Code Section 199.

For the nine months ended December 31, 2007, the Company estimated a federal and state deduction of $2.2 million and $1.0 million, respectively. The Company expects to capture this benefit on its tax returns.

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

Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen®[3]  product name. Major product categories of the NextGen suite include Electronic Medical Records (NextGenemr), Enterprise Practice Management (NextGenepm), Enterprise Appointment Scheduling (NextGeneas), Enterprise Master Patient Index (NextGenepi), NextGen Image Control System (NextGenics), Managed Care Server (NextGenmcs), Electronic Data Interchange, System Interfaces, Internet Operability (NextGenweb), a Patient-centric and Provider-centric Web Portal solution (NextMD[4] .com), NextGen Express, a version of NextGenemr  designed for small practices and NextGen Community Health Solution (NextGenchs). Beginning in the fiscal year ended March 31, 2008, the NextGen Division began offering optional NextGen Hosting Solutions to new and existing customers. NextGen also introduced a formal rollout of a new revenue cycle management service in fiscal year 2008. NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

We continue to pursue product enhancement initiatives within each division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 91.5% of our revenue for the third quarter of fiscal 2008 compared to 88.9% in the third quarter of fiscal 2007. The QSI Division accounted for 8.5% and 11.1% of revenue in the third quarter of fiscal 2008 and 2007, respectively. The NextGen Division’s year over year

___________________________
[1] UNIX is a registered trademark of the AT&T Corporation.

[2] Windows NT is registered trademarks of the Microsoft Corporation.

[3] NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

[4] NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.
22

revenue grew at 28.6% and 49.6% in the third quarter of fiscal 2008 and 2007, respectively, while the QSI Division’s year over year revenue declined 4.6% in the third quarter of fiscal 2008 and increased by 10.3% in the third quarter of fiscal year 2007, respectively.

In addition to the aforementioned software solutions which we offer through our two divisions, we also offer comprehensive hardware and software installation services, maintenance and support services, revenue cycle management and system training services.

Results of Operations

Overview of results

•	Consolidated revenue grew 20.8% in the nine months ended December 31, 2007 versus the same period in 2006 and 33.8% in the nine months ended December 31, 2006 versus the same period in 2005.

•
Consolidated income from operations grew 12.2% in the nine months ended December 31, 2007 versus the same period in 2006 and grew 56.9% in the nine months ended December 31, 2006 versus 2005. For the nine months ended December 31, 2007, operating income was impacted by a shift in the revenue mix with increased hardware and EDI revenue resulting in a decline in our gross profit margin. Also, headcount additions resulted in higher selling, general and administrative expenses as a percentage of revenue.

•
We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

NextGen Division

•
Our NextGen Division’s revenue grew 23.3% in the nine months ended December 31, 2007 versus 2006 and 38.7% in the nine months ended December 31, 2006 versus 2005. Divisional operating income (which excludes unallocated corporate expenses) grew 16.0% in the nine months ended December 31, 2007 versus 2006 and 54.5% in the nine months ended December 31, 2006 versus 2005. For the nine months ended December 31, 2007, operating income was impacted by a shift in the revenue mix with increased hardware and EDI revenue resulting in a decline in our gross profit margin. Margins were also negatively impacted by headcount additions which resulted in higher selling, general and administrative expenses as a percentage of revenue.

•	During the nine months ended December 31, 2007, we added staffing resources to most of our client-interfacing departments, and intend to continue doing so in future quarters.

•
Our goals include continuing to further enhance and expand the marketing and sales of our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity and other services to new and existing customers.

QSI Division

•
Our QSI Division revenue decreased 1.0% in the nine months ended December 31, 2007 versus the same period in 2006 and grew 3.5% in the nine months ended December 31, 2006 versus the same period in 2005. The Division experienced a $0.5 million or 15.0% decrease in operating income (excluding unallocated corporate expenses) in the nine months ended December 31, 2007 versus the same period in 2006 as compared to an 18.7% increase in operating income in the nine months ended December 31, 2006 versus the same period in 2005. Approximately $0.2 million of the decrease is a due to additional compensation expense as a result of recognizing proceeds from a life insurance policy related to the passing of Mr. Greg Flynn. The additional compensation expense was recorded in Selling, General and Administrative Expenses during the quarter ended December 31, 2007. In addition, for the nine months ended December 31, 2007, operating income was further negatively impacted by lower revenues as well as a decline in the gross profit margin, driven by slight changes in mix toward increased hardware and EDI revenue.

•	Our goals for the QSI Division include maximizing profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market.
23

The following table sets forth for the periods indicated the percentage of revenues represented by each item in our Consolidated Statements of Income (unaudited).

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,

	2007	2006	2007	2006

Revenues:
Software, hardware and supplies	42.8%	41.8%	41.3%	42.7%
Implementation and training services	6.5	7.5	7.1	7.8

System sales	49.3	49.3	48.3	50.5

Maintenance	30.9	28.8	30.2	26.9
Electronic data interchange services	11.9	11.1	12.0	11.0
Other services	7.9	10.8	9.5	11.6

Maintenance, EDI and other services	50.7	50.7	51.7	49.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	6.2	4.7	5.9	4.7
Implementation and training services	5.5	5.6	5.5	5.6

Total cost of system sales	11.7	10.3	11.4	10.3

Maintenance	6.5	7.9	6.9	8.0
Electronic data interchange services	8.7	8.2	8.4	7.9
Other services	6.7	6.6	6.9	5.9

Total cost of maintenance, EDI and other services	21.9	22.7	22.2	21.8

Total cost of revenue	33.6	33.0	33.6	32.1

Gross profit	66.4	67.0	66.4	67.9

Selling, general and administrative	27.6	27.5	28.9	27.5
Research and development	6.0	6.8	6.2	6.7

Income from operations	32.8	32.7	31.3	33.7

Interest income	1.5	2.4	1.5	2.2
Other income	2.0	0.0	0.7	0.0

Income before provision for income taxes	36.3	35.2	33.5	35.9
Provision for income taxes	13.0	12.5	12.2	13.8

Net income	23.3%	22.7%	21.3%	22.1%

For the Three-Month Periods Ended December 31, 2007 versus 2006

Net Income.  The Company’s net income for the three months ended December 31, 2007 was $11.2 million or $0.41 per share on a basic and $0.40 per share on a fully diluted basis. In comparison, we earned $8.7 million or $0.32 per share on a basic and fully diluted basis for the three months ended December 31, 2006. The increase in net income for the three months ended December 31, 2007 was a result of the following:

•	a 24.9% increase in consolidated revenue;

•	a 28.6% increase in NextGen Division revenue which accounted for 91.5% of consolidated revenue; and

•
approximately $1.0 million gain on life insurance proceeds the Company recorded, which was offset by additional compensation expense of approximately $0.2 million. The additional compensation expense was recorded in Selling, General and Administrative Expenses and the insurance proceeds were recorded as Other Income in the Consolidated Statement of Income for the quarter ended December 31, 2007.

24

The above positive factors to net income were offset by a decline in gross profit margin resulting from a greater proportion of revenue being derived from hardware and EDI revenue which have relatively lower gross margin percentages. The gross profit margin declined to 66.4% in the three months ended December 31, 2007 versus 67.0% in the prior year period.

Revenue.   Revenue for the three months ended December 31, 2007 increased 24.9% to $48.1 million from $38.5 million for the three months ended December 31, 2006. NextGen Division revenue increased 28.6% from $34.2 million in the three months ended December 31, 2006 to approximately $44.0 million in the three months ended December 31, 2007, while QSI Division revenue decreased by 4.6% during the three months ended December 31, 2007 over the prior year period.

We divide revenue into two categories, “system sales” and “maintenance, EDI and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI and other services category includes, maintenance, EDI, follow-on training and implementation services, annual third party license fees and other revenue. Maintenance revenue includes amounts initially deferred in conjunction with new customer arrangements and subsequently amortized and billings to existing customers.

System Sales.   Revenue earned from company-wide sales of systems for the three months ended December 31, 2007, increased 25.0% to $23.7 million from $19.0 million in the prior year period.

Our increase in revenue from sales of systems was principally the result of an 27.6% increase in category revenue at our NextGen Division. Divisional sales in this category grew from $17.9 million during the three months ended December 31, 2006 to $22.8 million during the three months ended December 31, 2007. This increase was driven by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as increases in sales of hardware, third party software and supplies and implementation and training services.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Three months ended December 31, 2007
QSI Division	$179	$307	$371	$857
NextGen Division	18,510	1,595	2,744	22,849

Consolidated	$18,689	$1,902	$3,115	$23,706

Three months ended December 31, 2006
QSI Division	$235	$710	$119	$1,064
NextGen Division	14,612	531	2,766	17,909

Consolidated	$14,847	$1,241	$2,885	$18,973

NextGen Division software license revenue increased 26.7% between the three months ended December 31, 2007 and the prior year period. The Division’s software revenue accounted for 81.0% of divisional system sales revenue during the three months ended December 31, 2007. As of December 31, 2006, divisional software revenue as a percentage of divisional system sales revenue was 81.6%. Sales of additional licenses to existing customers was $9.4 million during the three months ended December 31, 2007 up from $4.5 million in the prior year period. The sale of licenses to existing customers can fluctuate significantly from quarter to quarter and year to year. NextGen’s growing client base has been a source of increased sales of add-on licenses.

Software license revenue growth continues to be an area of primary emphasis for the NextGen Division.
25

During the three months ended December 31, 2007, 7.0% of NextGen’s system sales revenue was represented by hardware and third party software compared to 3.0% in the prior year period.  During the three months ended December 31, 2007, there was a shift in the revenue mix with increased revenue coming from hardware revenue. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division remained unchanged in the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended December 31, 2007 versus 2006 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

For the QSI Division, total system sales decreased 19.4% in the three months ended December 31, 2007 versus the same period ended December 31, 2006. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

Maintenance, EDI and Other Services. For the three months ended December 31, 2007, Company-wide revenue from maintenance, EDI and other services grew 24.9% to $24.4 million from $19.5 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI and other services revenue from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the three months ended December 31, 2007 grew 40.7% to $13.1 million from $9.3 million in the prior year period, while EDI revenue grew 44.1% to $4.6 million compared to $3.2 million during the prior year period. Other services revenue for the three months ended December 31, 2007 declined 9.0% to $3.5 million from $3.8 million in the prior year period. QSI Division maintenance revenue remained fairly unchanged in the three months ended December 31, 2007 as compared to the prior year period while QSI divisional EDI revenue increased by 3.4% in the three months ended December 31, 2007 as compared to the prior year period.

The following table details revenue included in the maintenance, EDI and other category for the three month periods ended December 31, 2007 and 2006:

	Maintenance	EDI	Other	Total

Three months ended December 31, 2007
QSI Division	$1,795	$1,123	$297	$3,215
NextGen Division	13,066	4,616	3,487	21,169

Consolidated	$14,861	$5,739	$3,784	$24,384

Three months ended December 31, 2006
QSI Division	$1,784	$1,086	$333	$3,203
NextGen Division	9,285	3,204	3,831	16,320

Consolidated	$11,069	$4,290	$4,164	$19,523

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter, existing customers who have purchased additional
26

licenses, and our relative success in retaining existing maintenance customers. NextGen’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. We intend to continue to promote maintenance and EDI services to both new and existing customers.

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended December 31, 2007 and 2006 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

December 31, 2006	931	710	260	180	1,191	890
Billing sites added	206	307	7	22	213	329
Billing sites removed	(46)	(51)	(14)	(35)	(60)	(86)

December 31, 2007	1,091	966	253	167	1,344	1,133

Cost of Revenue.  Cost of revenue for the three months ended December 31, 2007 increased 27.2% to $16.1 million from $12.7 million in the quarter ended December 31, 2006 and the cost of revenue as a percentage of revenue increased to 33.6% from 33.0% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.

The increase in our consolidated cost of revenue as a percentage of revenue between the three months ended December 31, 2007 and the three months ended December 31, 2006 is primarily attributable to an increase in the level of hardware and third party software, an increase in other expense as a percentage of revenue in the NextGen Division as well as an increase in cost of revenue in the QSI Division, which accounted for 8.5% of consolidated revenue. Other expense, which consists of outside service costs, amortization of software development costs and other costs, increased to 17.9% of total revenue during the three months ended December 31, 2007 from 16.6% of total revenue during the three months ended December 31, 2006.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two divisions.

	Hardware, Third Party Software	Payroll and related Benefits	Other	Total Cost of Revenue	Gross Profit

Three months ended December 31, 2007
QSI Division	8.9%	18.6%	21.1%	48.6%	51.4%
NextGen Division	4.2%	10.4%	17.6%	32.2%	67.8%

Consolidated	4.6%	11.1%	17.9%	33.6%	66.4%

Three months ended December 31, 2006
QSI Division	8.6%	16.1%	19.4%	44.1%	55.9%
NextGen Division	2.6%	12.7%	16.3%	31.6%	68.4%

Consolidated	3.3%	13.1%	16.6%	33.0%	67.0%

During the three months ended December 31, 2007, hardware and third party software constituted a larger portion of consolidated cost of revenue compared to the prior year period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 11.1% of consolidated revenue in the three months ended December 31, 2007
27

compared to 13.1% during the three months ended December 31, 2006. The absolute level of consolidated payroll and benefit expenses grew from $5.0 million in the three months ended December 31, 2006 to $5.3 million in the three months ended December 31, 2007, an increase of 6% or approximately $0.3 million. The increase was due primarily to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division where such expenses increased to $4.6 million in the three months ended December 31, 2007 from $4.4 million in the three months ended December 31, 2006. Payroll and benefits expense associated with delivering products and services in the QSI Division increased to $0.8 million during the three months ended December 31, 2007 from $0.7 million in the three months ended December 31, 2006. The adoption of SFAS 123R added approximately $0.1 million in compensation expense to cost of revenue for both the three months ended December 31, 2007 and 2006, respectively.

We anticipate continued additions to headcount in the NextGen Division in areas related to delivering products and services in future periods but due to the uncertainties in the timing of our sales arrangements, our sales mix, the acquisition and training of qualified personnel, and other issues. We cannot accurately predict if related headcount expense as a percentage of revenue will increase or decrease in the future.

We do not currently intend to make any significant additions to related headcount at the QSI Division.

As a result of the foregoing events and activities, the gross profit percentage for the Company and our NextGen Division decreased for the three month period ended December 31, 2007 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended December 31, 2007 and 2006:

	Three months ended December 31,		Three months ended December 31,

	2007	%	2006	%

QSI Division
Revenue	$4,072	100.0%	$4,267	100.0%
Cost of revenue	1,978	48.6%	1,880	44.1%

Gross profit	$2,094	51.4%	$2,387	55.9%

NextGen Division
Revenue	$44,018	100.0%	$34,229	100.0%
Cost of revenue	14,170	32.2%	10,817	31.6%

Gross profit	$29,848	67.8%	$23,412	68.4%

Consolidated
Revenue	$48,090	100.0%	$38,496	100.0%
Cost of revenue	16,148	33.6%	12,697	33.0%

Gross profit	$31,942	66.4%	$25,799	67.0%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended December 31, 2007 increased 25.4% to $13.3 million as compared to $10.6 million for the three months ended December 31, 2006. The increase in these expenses resulted from a $1.9 million increase in compensation expense in the NextGen Division, $0.6 million in selling related expenses in the NextGen Division, a $0.5 million increase in corporate related expenses, offset by a net $0.3 million decrease in other selling, general and administrative expenses in the NextGen Division. The adoption of SFAS 123R added approximately $0.6 million in compensation expense to selling, general and administrative expenses for both the three months ended December 31, 2007 and 2006, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased slightly from 27.5% in the three months ended December 31, 2006 to 27.6% in the three months ended December 31, 2007, due in part to the fact that the rate of growth in revenue was slower than the selling, general and administrative expense growth rate for the Company.

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

Research and Development Costs.  Research and development costs for the three months ended December 31, 2007 and 2006 were $2.9 million and $2.6 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the adoption of SFAS 123R added approximately $0.2 million in compensation expense to research and development costs for both the three months ended December 31, 2007 and 2006. Additions to capitalized software costs offset research and development costs. For the three months ended December 31, 2007, $1.5 million was added to capitalized software costs while $1.3 million was capitalized during the three months ended December 31, 2006. Research and development costs as a percentage of revenue decreased to 6.0% during the three months ended December 31, 2007 from 6.8% for the same period in 2006. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income.   Interest income for the three months ended December 31, 2007 decreased to $0.7 million compared to $0.9 million in the three months ended December 31, 2006. Interest income in the three months ended December 31, 2007 decreased primarily due to a greater proportion of funds invested in tax favored auction rate securities which offer lower interest rates but higher after-tax yields compared to money market or short term U.S. Treasuries, as well as comparatively lower amounts of funds available for investment during the three months ended December 31, 2007 due to the regular quarterly dividend program adopted by our Board of Directors commencing with conclusion of our first fiscal quarter of 2008 (June 30, 2007) and continuing each fiscal quarter thereafter.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds and auction rate securities with maturities or interest reset dates of 35 days or less. Our Board of Directors continues to review alternate uses for our cash including, but not limited to, payment of a special dividend, initiation of a stock buy back program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund an acquisition or other similar business activity. Any or all of these programs could significantly impact our investment income in future periods.

Other Income.   Other income for the three months ended December 31, 2007 was approximately $1.0 million. There was no Other income recorded for the three months ended December 31, 2006. The Company recorded a gain on life insurance proceeds as a result of the passing of Gregory Flynn, Executive Vice President and General Manager of the Company’s QSI Division. Mr. Flynn participated in the Company’s deferred compensation plan which is funded through the purchase of life insurance policies with the Company named as beneficiary.

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2007 was approximately $6.2 million as compared to approximately $4.8 million for the year ago period. The effective tax rates for the three months ended December 31, 2007 and 2006 were 35.7% and 35.6%, respectively. The provision for income taxes for the three months ended December 31, 2007 was significantly impacted by a deduction for company-owned life insurance proceeds. The provision for income taxes for the three months ended December 31, 2006 differs from the combined statutory rates primarily due to the re-enactment of federal research and development tax credits which occurred in December 2006. The re-enactment was retroactive to the start of our fiscal year, resulting in a benefit for research and development credits recorded during the quarter ended December 31, 2006.

For the Nine-Month Periods Ended December 31, 2007 versus 2006

Net Income. The Company’s net income for the nine months ended December 31, 2007 was $28.8 million or $1.06 per share on a basic and $1.04 per share on a fully diluted basis. In comparison, we earned $24.7 million or $0.92 per share on a basic and $0.90 per share on a fully diluted basis in the nine months ended December 31, 2006. The increase in net income for the nine months ended December 31, 2007, was achieved primarily through the following:

•	a 20.8% increase in consolidated revenue;

•	a 23.3% increase in NextGen Division revenue which accounted for 91.1% of consolidated revenue; and

•	a $1.0 million gain on life insurance proceeds the Company recorded, which was offset by additional compensation expense of approximately $0.2 million. The additional
29

compensation expense was recorded in Selling, General and Administrative Expenses and the insurance proceeds were recorded as Other Income in the Consolidated Statement of Income for the quarter ended December 31, 2007.

The above positive factors to net income were offset by a decline in gross profit margin resulting form a greater proportion of revenue being derived from hardware and EDI revenue which have relatively lower gross margin percentages. The gross profit margin declined to 66.4% in the nine months ended December 31, 2007 versus 67.9% in the prior year period.

Revenue. Revenue for the nine months ended December 31, 2007 increased 20.8% to $135.3 million from $112.0 million for the nine months ended December 31, 2006. NextGen Division revenue increased 23.3% from $99.9 million during the nine months ended December 31, 2006 to $123.2 million during the nine months ended December 31, 2007, while QSI Division revenue remained unchanged at $12.1 million during the nine month ended December 31, 2007 and 2006, respectively.

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

System Sales. Company-wide sales of systems for the nine months ended December 31, 2007 increased 15.7% to $65.4 million from $56.5 million in the same prior year period.

Our increase in revenue from sales of systems was principally the result of an 16.8% increase in category revenue at our NextGen Division whose systems sales grew from $54.2 million to $63.3 million during the nine months ended December 31, 2007. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as increases in the sale of hardware, third party software, and supplies.

Category revenue in the QSI Division decreased slightly on a year over year basis during the nine months ended December 31, 2007.

The following table breaks down our reported systems sales into software, hardware and third party software and supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Nine months ended
December 31, 2007
QSI Division	$300	$837	$911	$2,048
NextGen Division	50,755	3,952	8,633	63,340

Consolidated	$51,055	$4,789	$9,544	$65,388

Nine months ended
December 31, 2006
QSI Division	$510	$1,380	$414	$2,304
NextGen Division	44,258	1,706	8,273	54,237

Consolidated	$44,768	$3,086	$8,687	$56,541

NextGen Division software license revenue increased 14.7% between the nine months ended December 31, 2007 and the nine months ended December 31, 2006. The Division’s software revenue accounted for 80.1% of divisional systems sales revenue during the nine months ending December 31, 2007, a decrease from 81.6% in the nine months ended December 31, 2006. Sales of additional licenses to existing customers was $24.6 million during the nine months ended December 31, 2007 up from $19.3 million in the prior year period. The sale of licenses to existing customers can fluctuate significantly from quarter to quarter and year to year. NextGen has benefited from a growing client base with which to sales add-on licenses.

Software license revenue growth continues to be an area of primary emphasis for the NextGen Division.

During the nine months ended December 31, 2007, 6.2% of NextGen’s system sales revenue was represented by hardware and third party software compared to 3.1% in the prior year period. During the nine months ended December 31, 2007, there was an increase in the proportion of revenue coming from hardware sales. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 4.4% from the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 while implementation and training revenue related to system sales decreased its share of category revenue from 15.2% in the nine months ended December 31, 2006 to 13.6% in the nine months ended December 31, 2007. The number of implementation and training staff increased during the course of the nine months ended December 31, 2007 versus 2006 in order to accommodate the increases in implementation services sold in conjunction with increased software sales. In order to achieve continued increasing revenue in this area, additional staffing increases are anticipated, though actual future increases will depend upon the availability of qualified staff, business conditions, and our ability to retain current staff members.

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

Maintenance, EDI and Other Services. For the nine months ended December 31, 2007, Company-wide revenue from maintenance, EDI and other services grew 25.9% to $69.9 million from $55.5 million during the same period last year. The increase in this category resulted principally from an increase in maintenance and EDI revenues from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the nine months ended December 31, 2007 grew 43.0% to $35.5 million from $24.8 million in the period a year ago, while EDI revenue grew 43.1% to $12.8 million compared to $8.9 million during the same period. QSI Division maintenance, EDI and other revenue increased 1.9% over the year ago period.

The following table details revenue included in Maintenance, EDI and other services for the nine month periods ended December 31, 2007 and 2006:

	Maintenance	EDI	Other	Total

Nine months ended
December 31, 2007
QSI Division	$5,371	$3,417	$1,224	$10,012
NextGen Division	35,491	12,752	11,624	59,867

Consolidated	$40,862	$16,169	$12,848	$69,879

Nine months ended
December 31, 2006
QSI Division	$5,279	$3,422	$1,124	$9,825
NextGen Division	24,828	8,911	11,924	45,663

Consolidated	$30,107	$12,333	$13,048	$55,488

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended December 31, 2007 and 2006 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing arrangements with certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

December 31, 2006	931	710	260	180	1,191	890
Billing sites added	206	307	7	22	213	329
Billing sites removed	(46)	(51)	(14)	(35)	(60)	(86)

December 31, 2007	1,091	966	253	167	1,344	1,133

Cost of Revenue.  The cost of revenue for the nine months ended December 31, 2007 increased 26.3% to $45.5 million from $36.0 million, while the cost of revenue as a percentage of net revenue increased to 33.6% from 32.1% during the same period a year ago.

The increase in our consolidated cost of revenue as a percentage of revenue between the nine months ended December 31, 2007 and the nine months ended December 31, 2006 is primarily attributable to an increase in the level of hardware and third party software included in the period’s transactions as well as an increase in EDI revenue, which carries relatively lower gross margins. Additionally, other expense, which consists of outside service costs, amortization of software development costs and other costs, increased to 18.0% of revenue during the nine months ended December 31, 2007 from 16.2% of revenue during the nine months ended December 31, 2006.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two divisions:

	Hardware, Third Party Software	Payroll and related Benefits	Other	Total Cost of Revenue	Gross Profit

Nine months ended
December 31, 2007
QSI Division	7.1%	18.7%	20.1%	45.9%	54.1%
NextGen Division	3.7%	10.9%	17.8%	32.4%	67.6%

Consolidated	4.0%	11.6%	18.0%	33.6%	66.4%

Nine months ended
December 31, 2006
QSI Division	7.6%	17.6%	20.8%	46.0%	54.0%
NextGen Division	2.5%	12.3%	15.6%	30.4%	69.6%

Consolidated	3.0%	12.9%	16.2%	32.1%	67.9%

During the nine months ended December 31, 2007, the cost of hardware and third party software constituted 4.0% of consolidated revenue compared to 3.0% in the same year ago period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 11.6% of consolidated revenue in the nine months ended December 31, 2007 compared to 12.9% in the nine months ended December 31, 2006. The absolute level of consolidated payroll and benefit expenses grew from $14.4 million in the nine months ended December 31, 2006 to $15.7 million in the nine months ended December 31, 2007, an increase of 9%. This increase was due primarily to additions to headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division, where divisional expenses increased from $12.3 million in the nine months ended December 31, 2006 compared to $13.4 million in the nine months ended December 31, 2007, an increase of 9%. The NextGen Division’s payroll and benefits expense associated with delivering products and services as a percentage of divisional revenue in the nine months ended

December 31, 2007 decreased to 10.9% compared to 12.3% in the prior year period, as revenue grew at a faster rate than the increase in payroll and benefits expenses. Headcount expense as a percentage of revenue for the nine month period ended December 31, 2007 at the QSI Division increased compared to the prior year at 18.7% versus 17.6% in the prior year period. The adoption of SFAS 123R added approximately $0.4 million of compensation expense to cost of revenue in the nine months ended December 31, 2007 and 2006.

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

As a result of the foregoing events and activities, our gross profit percentage for the Company and our NextGen operating Division decreased for the nine month period ended December 31, 2007 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the nine month periods ended December 31, 2007 and 2006:

	Nine months ended December 31,		Nine months ended December 31,

	2007	%	2006	%

QSI Division
Revenue	$12,060	100.0%	$12,129	100.0%
Cost of revenue	5,534	45.9%	5,580	46.0%

Gross profit	$6,526	54.1%	$6,549	54.0%

NextGen Division
Revenue	$123,208	100.0%	$99,900	100.0%
Cost of revenue	39,931	32.4%	30,407	30.4%

Gross profit	$83,277	67.6%	$69,493	69.6%

Consolidated
Revenue	$135,268	100.0%	$112,029	100.0%
Cost of revenue	45,465	33.6%	35,987	32.1%

Gross profit	$89,803	66.4%	$76,042	67.9%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended December 31, 2007 increased 27.1% to $39.1 million as compared to $30.8 million for the nine months ended December 31, 2006. The increase in the amount of such expenses resulted primarily from increases of $4.9 million in salaries, commissions, and related benefits in the NextGen Division, $1.6 million in selling related expenses in the NextGen Division, $0.6 million in other selling and general expenses in the NextGen Division and $1.2 million in increased corporate related expenses. The increase in corporate expenses was primarily composed of salaries and related benefits. The adoption of SFAS 123R added $1.9 million and $1.7 million of compensation expense to selling, general and administrative expenses for the nine months ended December 31, 2007 and 2006, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 27.5% in the nine months ended December 31, 2006 to 28.9% in the nine months ended December 31, 2007 due in to the fact that the rate of growth in selling, general and administrative expense was faster than the revenue growth rate for the Company.

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

Research and Development Costs.  Research and development costs for the nine months ended December 31, 2007 and 2006 were $8.4 million and $7.5 million, respectively. The increases in research and development expenses were primarily due to increased investment in the NextGen product line. Additions to capitalized software costs offset research and development costs. For the nine months ended December 31, 2007, $4.5 million was added to capitalized software costs while $3.5 million was capitalized during the nine months ended December 31, 2006. The adoption of SFAS 123R added $0.6 million of compensation expense to research and development costs for the nine months ended December 31, 2007 and 2006. Research and development costs as a percentage of net revenue decreased to 6.2% from 6.7% due to the fact that higher amounts were added to capitalized software costs in the nine months ended December 31, 2007 over the prior year period and the growth in revenue exceeded the growth in research and development spending. Research and development expenses are expected to continue at or above current levels.

Interest Income.   Interest income for the nine months ended December 31, 2007 decreased 13.5% to $2.1 million compared to $2.4 million in the nine months ended December 31, 2006. Interest income in the nine months ended December 31, 2007 decreased primarily due to a greater proportion of funds invested in tax favored auction rate securities which offer lower interest rates but higher after-tax yields compared to money market or short term U.S. Treasuries as well as comparatively lower amounts of funds available for investment during the nine months ended December 31, 2007 due to the regular quarterly dividend program adopted by our Board of Directors commencing with conclusion of our first fiscal quarter of 2008 (June 30, 2007) and continuing each fiscal quarter thereafter.

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

Other Income.   Other income for the nine months ended December 31, 2007 was approximately $1.0 million. There was no Other income recorded for the nine months ended December 31, 2006. The Company recorded a gain on life insurance proceeds as a result of the passing of Gregory Flynn, Executive Vice President and General Manager of the Company’s QSI Division. Mr. Flynn participated in the Company’s deferred compensation plan which is funded through the purchase of life insurance policies with the Company named as beneficiary.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2007 was $16.5 as compared to $15.4 for the year ago period. The effective tax rates for the nine months ended December 31, 2007 and 2006 was 36.5% and 38.4%, respectively. The provision for income taxes for the nine months ended December 31, 2007 differs primarily from the combined statutory rates due to the impact of the varying state income tax rates, federal and state research and development tax credits, Qualified Production Activities deduction, and exclusions for company-owned life insurance proceeds and tax-exempt interest income. The effective rate for the nine months ended December 31, 2007 decreased from the prior year primarily from an increase in the statutory deduction for Qualified Production Activities, a deduction related to tax-exempt interest income and an exclusion for company-owned life insurance proceeds. The provision for income taxes for the nine months ended December 31, 2006 differed from the combined statutory rates primarily due to the impact of federal and state research and development tax credits. The effective rate for the nine month period ended December 31, 2006 also included a benefit from the Qualified Production Activities Deduction, which was mostly offset by non-deductible option expense related to incentive stock options.

Liquidity and Capital Resources The following table presents selected financial statistics and information as of and for each of the nine months ended December 31, 2007 and 2006:

	Nine months ended December 31,

	2007	2006

Cash and cash equivalents	$30,013	$80,410

Net (decrease) increase in cash and cash
equivalents during the nine month period	$(30,015)	$23,185

Net income during the nine month period	$28,826	$24,727

Net cash provided by operations during the nine
month period	$32,200	$23,288

Number of days of sales outstanding at start of
the period	129	122

Number of days of sales outstanding at the end
of the period	138	140

Cash Flow from Operating Activities

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software, provisions for bad debts, net deferred income taxes and stock option expenses.

The following table summarizes our statement of cash flows for the nine month period ended December 31, 2007 and 2006:

	Nine months ended December 31,

	2007	2006

Net income	$28,826	$24,727

Non-cash expenses	6,773	8,186

Gain on life insurance proceeds, net	(755)	—

Change in deferred revenue	1,843	4,630

Change in accounts receivable	(8,991)	(15,051)

Change in other assets and liabilities	4,504	(796)

Net cash provided by operating activities	$32,200	$23,288

Net Income

As referenced in the above table, net income makes up the majority of our cash generated from operations for the nine month period ended December 31, 2007 and 2006. Our NextGen Division’s contribution to net income has increased each year due to that division’s operating income increasing more quickly than the Company as a whole.

Non-Cash expenses

For the nine months ended December 31, 2007, non-cash expenses primarily include $1.8 million of depreciation, $ 3.1 million of amortization of capitalized software and $3.0 million of stock option expenses offset by a $1.1 million benefit from deferred income taxes. Total non-cash expense was approximately $6.8 million and $8.2 million for the nine month periods ended December 31, 2007 and 2006, respectively.

Deferred Revenue

Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen

Division which had not yet been rendered or recognized as revenue, but for which cash was received.  Deferred revenue grew by approximately $1.8 million in the nine month period ending December 31, 2007 versus $4.6 million in the prior year period.

Accounts Receivable

Accounts receivable grew by approximately $9.0 million and $15.1 million in the nine month periods ending December 31, 2007 and 2006, respectively. The increase in accounts receivable in both periods is due to the following factors:

•	NextGen Division revenue grew 23.3% and 38.7% on a year over year basis, in the nine month periods ended December 31, 2007 and 2006, respectively;

•
The NextGen Division constituted a larger percentage of our receivables at December 31, 2007 compared to March 31, 2007. Turnover of accounts receivable in the NextGen Division is slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is coming from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales; and

•
We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $0.2 million in the nine month period ended December 31, 2007 and approximately $7.5 million in the nine month period ended December 31, 2006, respectively.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) increased from 129 days to 138 days during the nine month period ended December 31, 2007, due, in part, to the above mentioned factors. The beginning DSO figure of 129 days was relatively low due to a significant increase in revenue in the quarter ended March 31, 2007 which contributed to a lower beginning DSO calculation. DSO increased from 122 days to 140 days during the nine month period ended December 30, 2006, primarily due to the above mentioned factors. The nine month period ended December 31, 2006 was also negatively impacted by an increase in accounts receivable with one significant customer. DSOs can also be impacted by the effectiveness of the collection staff. We have not attempted to quantify the impact of the staffing factor.

If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts receivable expressed as DSO would be 90 days as of December 31, 2007 and 81 days as of December 31, 2006, respectively. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the first nine months ended December 31, 2007, we anticipate being able to continue to generate cash from operations during fiscal 2008 primarily from the net income of the Company.

Cash flows from investing activities

Net cash used in investing activities for the nine months ended December 31, 2007 and 2006 was $53.8 million and $5.9 million, respectively. The increase in cash used in investing activities is a result of the Company’s net purchases of short-term investments in ARS of approximately $48.4 million. As discussed above, these ARS are classified as short-term investments on the accompanying Consolidated Balance Sheets. In addition to purchases and sales of marketable securities, net cash used in investing activities for the nine months ended December 31, 2007 consisted of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the nine months ended December 31, 2006 consisted of additions to equipment and improvements and capitalized software.

Cash flows from financing activities

During the nine months ended December 31, 2007, we received proceeds of $3.9 million from the exercise of stock options, paid dividends totaling $13.6 million, and recorded a reduction in income tax liability of $1.3 million related to tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

Cash and cash equivalents and marketable securities

At December 31, 2007, we had cash and cash equivalents of $30.0 million and marketable securities of $48.4 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

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

On October 25, 2007, the Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of December 14, 2007 with an expected distribution date on or about January 7, 2008.

On January 30, 2008, the Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of March 14, 2008 with an expected distribution date on or about April 7, 2008.

Management believes that its cash and cash equivalents on hand at December 31, 2007, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends paid in the ordinary course of business for the balance of fiscal 2008.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2007, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Contractual Obligations – Non-cancelable lease obligations	(in thousands)

Year Ending March 31,
2008	$696
2009	3,170
2010	3,233
2011	3,249
2012 and beyond	2,578

$12,926

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

As of December 31, 2007, we had short-term investments in tax exempt ARS of approximately $48.4 million. The ARS are rated AAA or AA by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days and despite the long-term nature of their stated contractual maturities, management anticipates having the opportunity to liquidate these securities at ongoing auctions which are held in conjunction with the interest reset dates every 35 days or less. The investments in ARS are classified as available-for-sale on the Company’s Consolidated Balance Sheets. The investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically resets every 7, 28 or 35 days. As a result, no cumulative gross unrealized holding gains/losses from the investments have been realized. All income generated from these investments is recorded as interest income.

Item 4.      Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Exchange Act and the rules thereunder.

During the quarter ended December 31, 2007, no significant changes have occurred in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

10.21	Office lease between the Company and Lakeshore Towers Limited Partnership Phase II, dated October 18, 2007.

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934,as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934,as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
38

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY SYSTEMS, INC.

Date: February 6, 2008	By: /s/ Louis Silverman

Louis Silverman
Chief Executive Officer

Date: February 6, 2008	By: /s/ Paul Holt

Paul Holt
Chief Financial Officer; Principal Accounting
Officer
39