Form 10-K
period 2008-03-31
QUALITY SYSTEMS INC
filed 2008-06-12
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

Commission file number: 0-13801

Quality Systems, Inc.

(Exact name of Registrant as specified in its charter)

California	95-2888568

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

18111 Von Karman Avenue, Suite 600, Irvine, California 92612

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
Large Accelerated Filer ☐      Accelerated Filer ☒        Non-Accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2007: $640,154,000 (based on the closing sales price of the Registrant’s common stock as reported in the NASDAQ National Market System on that date, $36.63 per share).* (1)

          The Registrant has no non-voting common equity.

          Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	27,454,221

(Class)	(Outstanding at June 1, 2008)

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2008 Annual Meeting of Stockholders — Part III Items 10, 11, 12, 13 and 14.

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

Both divisions develop and market practice management software that is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include scheduling and billing capabilities. It is important to note that in both the medical and dental environments, practice

1 UNIX is a registered trademark of the AT&T Corporation.

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

The NextGen Division also offers Revenue Cycle Management (RCM) services under the Practice Solutions name. Services provided through the Practice Solutions/RCM unit consist primarily of billing and collections services for medical practices. The Practice Solutions unit utilizes NextGen EPM software to a significant extent.

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

Inclusive of divisional EDI revenue, the NextGen Division accounted for approximately 91.4% of our revenue for fiscal year 2008 compared to 89.4% in fiscal year 2007. Inclusive of divisional EDI revenue, the QSI Division accounted for 8.6% and 10.6% of revenue in fiscal year 2008 and 2007, respectively. The NextGen Division’s revenue grew at 21.3% and 35.5% in fiscal year 2008 and 2007, respectively, while the QSI Division’s revenue decreased by 3.3% and increased by 6.7% in fiscal year 2008 and 2007, respectively.

In addition to the aforementioned software solutions which we offer through our two divisions, each division offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

On May 20, 2008, the Company acquired Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (HSI). The acquisition resulted in HSI becoming a wholly owned subsidiary of QSI. We plan to operate HSI as a stand alone Company within the NextGen Division.

2 Microsoft Windows, Windows NT, Windows 95, Windows 98, Windows XP, and Windows 2000 are registered trademarks of the Microsoft Corporation.

3 NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

4 NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

HSI is a full-service healthcare revenue management company servicing the revenue cycle management needs of physician groups and a variety of other healthcare clients. HSI has historically and primarily focused on assisting its clients in increasing the accuracy and speed of client billing and collections activities.

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

Our Strategy

Our strategy is, at present, to focus on providing software and services to medical and dental practices. Among the key elements of this strategy are:

•	Continued development and enhancement of select software solutions in target markets;

•	Continued investments in our infrastructure including but not limited to product development, sales, marketing, implementation, and support;

•	Continued efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline;

•	Addition of new customers through maintaining and expanding sales, marketing and product development activities; and

•	Expanding our relationship with existing customers through delivery of new products and services.

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

The NextGen Division also markets NextGen® Community Health Solution (NextGen CHS). NextGen CHS facilitates cross-enterprise data sharing, enabling individual medical practices in a given community to selectively share critical data such as demographics, referrals, medications lists, allergies, diagnoses, lab results, histories and more. This is accomplished through a secure, community-wide data repository that links health care providers, whether they have the NextGen® Electronic Medical Record (NextGen® EMR) system, another compatible EMR system, or no EMR, together with hospitals, payors, labs and other entities. The product is designed to facilitate a Regional Health Information Organization, or “RHIO.” The result is that for every health care encounter in the community, a patient-centric and complete record is accessible for the provider. The availability, currency and completeness of information plus the elimination of duplicate data entry can lead to significantly improved patient safety, enhanced decision making capabilities, time efficiencies and cost savings.

NextGen also markets revenue cycle management services through our Practice Solutions unit. This service provides billing services to solo and group practices.

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

Revenue Cycle Management Services Our Nextgen Practice Solutions unit offers revenue cycle management services to physicians. On May 20, 2008, we acquired HSI, a full-service healthcare revenue management company servicing the revenue cycle management needs of physician groups and a variety of other healthcare clients. HSI has historically and primarily focused on assisting its clients in increasing the accuracy and speed of client billing and collections activities.

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

Sales and Marketing

We sell and market our products nationwide primarily through a direct sales force. The efforts of the direct sales force are augmented by a small number of reseller relationships established by us. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2008, 2007 and 2006.

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

Several clients have purchased our practice management software and, in turn, are providing either time-share or billing services to single and group practice practitioners. Under the timeshare or billing service agreements, the client provides the use of our software for a fee to one or more practitioners. Although we typically do not receive a fee directly from the distributor’s customers, implementation of such arrangements has, from time to time, resulted in the purchase of additional software capacity by the distributor, as well as new software purchases made by the distributor’s customers should such customers decide to perform the practice management functions in-house.

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

We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for ten percent or more of net revenue during the fiscal years ended March 31, 2008, 2007, or 2006. However, one client did represent approximately 12.5% of gross accounts receivable as of March 31, 2007.

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

At present, our training facilities are located in (i) Horsham, Pennsylvania, (ii) Atlanta, Georgia, (iii) Dallas, Texas and (iv) Irvine, California.

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

Product Enhancement and Development

The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance, and improve our systems. During fiscal years 2008, 2007, and 2006, we expended approximately $17.4 million, $15.2 million, and $11.4 million, respectively, on research and development activities, including capitalized software amounts of $6.0 million, $5.0 million, and $3.3 million, respectively. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.

Employees

As of June 1, 2008, we employed 704 persons, of which 692 were full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.

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

We face significant, evolving competition which, if we fail to properly address, could adversely affect our business, results of operations, financial condition and price of our stock. The markets for healthcare information systems are intensely competitive, and we face significant competition from a number of different sources. Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, product development and marketing resources than we do. There has been significant merger and acquisition activity among a number of our competitors in recent years. Transaction induced pressures, or other related factors may result in price erosion or other negative market dynamics that could adversely affect our business, results of operations, financial condition and price of our stock.

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

The unpredictability of our quarterly operating results may cause the price of our common stock to fluctuate or decline. Our revenue may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation:

•	the size and timing of orders from clients;

•	the specific mix of software, hardware, and services in client orders;

•	the length of sales cycles and installation processes;

•	the ability of our clients to obtain financing for the purchase of our products;

•	changes in pricing policies or price reductions by us or our competitors;

•	the timing of new product announcements and product introductions by us or our competitors;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

•	the availability and cost of system components;

•	the financial stability of clients;

•	market acceptance of new products, applications and product enhancements;

•	our ability to develop, introduce and market new products, applications and product enhancements;

•	our success in expanding our sales and marketing programs;

•	deferrals of client orders in anticipation of new products, applications, product enhancements, or public/private sector initiatives;

•	accounting policies concerning the timing of the recognition of revenue;

•	execution of or changes to our strategy;

•	personnel changes; and

•	general market/economic factors.

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

The failure of auction rate securities to sell at their reset dates could impact the liquidity of the investment and could negatively impact the carrying value of the investment. The Company’s investments includes auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with longer contractual maturities that range, for our holdings, from nine to 28 years. At the end of each reset period, investors can typically sell at auction or continue to hold the securities at par. These securities are subject to fluctuations in interest rate depending on the supply and demand at each auction. Through March 31, 2008, auctions held for the Company’s auction rate securities with a total aggregate value of approximately $23.0 million failed. As of March 31, 2008, the Company was holding a total of approximately $22.6 million, net of unrealized loss, in auction rate securities. While these debt securities are all highly-rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could impact the liquidity of the investment which in turn could negatively impact the liquidity of the Company. In addition, continued failure to sell at their reset dates could also negatively impact the carrying value of the investment which resulted in temporary impairment losses in the current period and could lead to permanent impairment charges in future periods should a decline in the value of those securities be other than temporary, which could have a material adverse effect on our financial position and results of operations.

Our common stock price has been volatile, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us. Volatility may be caused by a number of factors including but not limited to:

•	actual or anticipated quarterly variations in operating results;

•	rumors about our performance, software solutions, or merger and acquisition activity;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	governmental regulatory action;

•	health care reform measures;

•	client relationship developments;

•	purchases or sales of company stock;

•	activities by one or more of our major shareholders concerning our policies and operations;

•	changes occurring in the markets in general; and

•	other factors, many of which are beyond our control.

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

Two of our directors are significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. Two of our directors and principal shareholders beneficially owned an aggregate of approximately 36% of the outstanding shares of our common stock at March 31, 2008. Our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board. The amounts required to assure a Board position can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes”, and the number of shares held by the shareholder exercising cumulative voting rights. In the event that cumulative voting is invoked, it is likely that the two of our directors holding an aggregate of approximately 36% of the outstanding shares of our common stock at March 31, 2008 will each have sufficient votes to assure themselves of one or more seats on our Board. With or without cumulative voting, these shareholders will have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. In addition, such influence by one or both of these affiliates could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

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

We face the possibility of subscription pricing, which may force us to adjust our sales, marketing and pricing strategies. We currently derive substantially all of our systems revenue from traditional software license, implementation and training fees, as well as the resale of computer hardware. Today, the majority of our customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. If the marketplace increasingly demands subscription pricing, we may be forced to adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to a significantly greater degree of subscription pricing could adversely affect our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially. There can be no assurance that the marketplace will not increasingly embrace subscription pricing.

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

We face risk and/or the possibility of claims from activities related to strategic partners, which could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business. We rely on third parties to provide services that affect our business. For example, we use national clearinghouses in the processing of some insurance claims and we outsource some of our hardware maintenance services and the printing and delivery of patient statements for our customers. These third parties could raise their prices and/or be acquired by competitors of our which could potentially create short and long-term disruptions to our business negatively impacting our revenue, profit and/or stock price. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenue. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.

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

We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. On May 20, 2008, we acquired Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (HSI), a full-service healthcare revenue management company servicing healthcare clients. The specific risks we may encounter in these types of transactions include but are not limited to the following:

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

If we are deemed to infringe on the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services. We are and may continue to be subject to intellectual property infringement claims as the number of our competitors grows and our applications’ functionality is viewed as similar or overlapping with competitive products. We do not believe that we have infringed or are infringing on any proprietary rights of third parties. However, claims are occasionally asserted against us, and we cannot assure you that infringement claims will not be asserted against us in the future. Also, we cannot assure you that any such claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims – even if we are ultimately successful in the defense of such matters. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

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

We may be subject to false or fraudulent Claim Laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Any failure of our revenue cycle management services to comply with these laws and regulations could result in substantial liability, including but not limited to criminal liability, could adversely affect demand for Our services and could force us to expend significant capital, research and development and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Determination by a court or regulatory agency that Our services violate these laws could subject us to civil or criminal penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of Our business, could require us to refund portions of our services fees, could cause us to be disqualified from serving clients doing business with government payers and could have an adverse effect on our business.

In most cases where we are permitted to do so, HSI calculates charges for our services based on a percentage of the collections that our clients receive as a result of our services. To the extent that violations or liability for violations of these laws and regulations require intent, it may be alleged that this percentage calculation provides the Company or it’s employees with incentive to commit or overlook fraud or abuse in connection with submission and payment of reimbursement claims. The U.S. Centers for Medicare and Medicaid Services has stated that it is concerned that percentage-based billing services may encourage billing companies to commit or to overlook fraudulent or abusive practices.

A portion of our business involves billing of Medicare claims on behalf of its clients. In an effort to combat fraudulent Medicare claims, the federal government offers rewards for reporting of Medicare fraud which could encourage others to subject us to a charge of fraudulent claims, including charges that are ultimately proven to be without merit.

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

Our future policy concerning the payment of dividends is uncertain, which could adversely affect the price of our stock. We have announced our intention to pay a quarterly dividend commencing with the conclusion of our first fiscal quarter of 2008 (June 30, 2007) and pursuant to this policy the Board has declared a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, each quarter thereafter. We anticipate that future quarterly dividends, if and when declared by the Board pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July. There can be no guarantees that we will have the financial wherewithal to fund this dividend in perpetuity or to pay it at historic rates. Further, the Board may decide not to pay the dividend at some future time for financial or non-financial reasons. Unfulfilled expectations regarding future dividends could adversely affect the price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal administrative, accounting and QSI Division operations are located in Irvine, California, under a lease that commenced in May 2005, and expired in May 2008. We leased approximately 12,000 square feet of space at this location. In October 2007, we executed a lease for approximately 24,000 square feet where our principal administrative, accounting and QSI Division operations will reside after May 2008. This lease expires in May 2013.

In September 2005, we executed a lease for approximately 3,300 square feet of space in a building adjacent to our corporate office in Irvine to house additional corporate staff and NextGen training operations. This lease originally expires in January 2011, however, this lease will terminate early in December 2008 and the NextGen training center along with the additional corporate staff will move to the new corporate headquarters described above.

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

As a result of our acquisition of HSI on May 20, 2008, we lease approximately 46,400 square feet for our HSI operations in St. Louis, Missouri under leases that expire in November 2010.

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

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

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

Quarter Ended	High	Low

June 30, 2006	$38.27	$28.30
September 30, 2006	$42.00	$30.43
December 31, 2006	$43.68	$34.75
March 31, 2007	$45.44	$36.85
June 30, 2007	$42.44	$36.96
September 30, 2007	$45.35	$32.37
December 31, 2007	$38.99	$26.08
March 31, 2008	$36.30	$26.90

At June 1, 2008, there were approximately 90 holders of record of our common stock.

Dividends and Splits

On January 30, 2008, the Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of March 14, 2008 and was distributed to shareholders on or about April 7, 2008.

On October 25, 2007, the Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of December 14, 2007 and was distributed to shareholders on or about January 7, 2008.

On July 31, 2007, our Board of Directors approved a regular quarterly dividend of $0.25 per share payable on its outstanding shares of common stock. The cash dividend record date was September 14, 2007 and was distributed to shareholders on or about October 5, 2007.

On May 31, 2007, the Board declared a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of June 15, 2007 and was distributed to shareholders on July 5, 2007.

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

Performance Graph

The following graph compares the cumulative total returns of our common stock, the Total Return Index for The Nasdaq Stock Market, and the Nasdaq Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2008 assuming $100 was invested on March 31, 2003 with all dividends, if any, reinvested. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quality Systems, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

* $100 invested on 3/31/03 in stock or index-including reinvestment of dividends.
Fiscal year ending March 31.

The last trade price of our common stock on each of March 31, 2004, 2005, 2006, 2007 and 2008 was published by Nasdaq and, accordingly for the periods ended March 31, 2004, 2005, 2006, 2007 and 2008 the reported last trade price was utilized to compute the total cumulative return for our common stock for the respective periods then ended. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our common stock during the fourth quarter of 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended March 31, 2008 and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited financial statements. The following information should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. All share prices in the table below have been retroactively adjusted to reflect the fiscal year 2006 and 2005 stock splits.

Consolidated Financial Data

(In Thousands, Except Per Share Data)

	Year ended March 31,

	2008	2007	2006	2005	2004

Statements of Income Data:
Revenue	$186,500	$157,165	$119,287	$88,961	$70,934
Cost of revenue	62,501	50,784	39,828	32,669	28,673

Gross profit	123,999	106,381	79,459	56,292	42,261

Selling, general and administrative expenses	53,260	45,337	35,554	24,776	19,482
Research and development costs	11,350	10,166	8,087	6,903	6,139

Income from operations	59,389	50,878	35,818	24,613	16,640
Interest income	2,661	3,306	2,108	876	386
Other income	953	—	—	—	—

Income before provision for income taxes	63,003	54,184	37,926	25,489	17,026
Provision for income taxes	22,925	20,952	14,604	9,380	6,626

Net income	$40,078	$33,232	$23,322	$16,109	$10,400

Basic net income per share	$1.47	$1.24	$0.88	$0.63	$0.42
Diluted net income per share	$1.44	$1.21	$0.85	$0.61	$0.40
Basic weighted average shares outstanding	27,298	26,882	26,413	25,744	24,872
Diluted weighted average shares outstanding	27,770	27,550	27,356	26,406	25,932

Balance Sheet Data (at end of period):
Cash and cash equivalents	$59,046	$60,028	$57,255	$51,157	$51,395
Working capital	$79,932	$76,616	$61,724	$55,111	$53,415
Total assets	$187,908	$150,681	$122,247	$99,442	$86,678
Total liabilities	$74,203	$59,435	$49,838	$36,711	$25,673
Total shareholders’ equity	$113,705	$91,246	$72,409	$62,731	$61,005

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

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

We believe revenue recognition, valuation of marketable securities, the allowance for doubtful accounts, capitalized software costs, share-based compensation and income taxes are among the most critical accounting policies that affect our consolidated financial statements. We believe that significant accounting policies, as described in Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Policies”, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Valuation of marketable securities. Marketable securities are classified as available-for-sale and accordingly are recorded at fair value, based on quoted market rates or on valuation analysis when appropriate, with unrealized gains and losses reflected as a separate component of shareholders’ equity titled accumulated other comprehensive income (loss), net of tax, until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Factors considered in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has the ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The cost of marketable securities sold is based upon the specific identification method. In addition, the Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business. Realized gains or losses and other-than-temporary declines in the fair value of marketable securities are determined on a specific identification basis and reported in interest and other income, net, as incurred.

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

Share-Based Compensation. On April 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. During fiscal year 2007 and 2008, we used the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term. Prior to using the simplified method, we estimated the expected term of an option. We estimate volatility by using the weighted average historical volatility of our common stock, which we believe approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service period in our consolidated statement of income.

Research and Development Tax Credits. Management’s treatment of research and development tax credits represented a significant estimate which affected the effective income tax rate for the Company for the year ended March 31, 2008 and 2007. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualified expenses under Internal Revenue Code Section 41. These credits are subject to examination by the federal and state taxing authorities.

During each of the years ended March 31, 2008 and 2007, we recognized approximately $0.8 million in credits related to research and development. The Company expects to capture this benefit on its tax returns.

Qualified Production Activities Deduction. Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for the Company for the years ended March 31, 2008 and 2007. The deduction taken by the Company involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under Internal Revenue Code Section 199.

During the years ended March 31, 2008 and 2007, we recognized approximately $3.1 million and $1.5 million, respectively, in deductions related to the qualified production activities deduction (QPAD) under Internal Revenue Code (IRS). The QPAD calculation was determined using interim guidance provided by proposed IRS Regulations and Notices. The Company expects to capture this benefit on its tax returns.

Overview of Our Results

•

Total Company revenue increased 18.7% and income from operations grew 16.7% on a consolidated basis for the year ended March 31, 2008. This performance was driven by growth in our NextGen Division, offset by decreases in revenue and operating income in our QSI Division and higher corporate expenses.

•

The year over year growth in revenue and operating income for the company during the year ended March 31, 2008 trailed the growth rates achieved during the year ended March 31, 2007 due in part to a shift in revenue mix for the year, with hardware and EDI revenue accounting for a comparatively higher percentage of revenue and system sales accounting for a comparatively lower percentage of revenue than the year prior.

•

We do not believe the mix changes represent a change in the overall purchasing environment. We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates of technology in the healthcare arena.

NextGen Division

•	NextGen Division revenue grew 21.3% and income from operations increased 18.2% for the year ended March 31, 2008.

•

The Divisions’ year over year growth in revenue and operating income for the Company during the year ended March 31, 2008 trailed the growth rates achieved during the year ended March 31, 2007 due in part to a shift in the revenue mix for the year, with hardware and EDI revenue accounting for a comparatively higher percentage of revenue and new systems sales accounting for a comparatively lower percentage of revenue than in the year prior.

•

Divisional headcount additions drove selling, general and administrative expenses to increase at a slightly faster pace than revenue as we added staffing resources to departments including sales, marketing, support, software development, and administration and intend to do so in fiscal year 2009, as business conditions and the hiring environment allow.

•

Our goals include continuing to further enhance our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity services to new and existing customers.

QSI Division

•

QSI Division revenue decreased 3.3% in the year ended March 31, 2008 and Divisional operating income decreased 16.6% (excluding unallocated corporate expenses) from the year ended March 31, 2007. Divisional revenue and operating income performance for the Division, while below fiscal year 2007 levels, were within the Division’s historical performance range.

•

A drop in annual revenue, slight changes in the Division’s sales mix in favor of lower margin hardware and EDI products, and additional compensation expenses related to the passing of the Division’s lead executive were the chief contributors to the operating income decline.

•	Our goals for the QSI Division include maximizing revenue and profit performance given the constraints present in the QSI Division’s target market.

The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our consolidated statements of income.

(Unaudited)	Year Ended March 31,

	2008	2007		2006

Revenues:
Software, hardware and supplies	40.9%	43.8%		46.0%
Implementation and training services	7.2	7.8		9.5

System sales	48.1	51.6		55.5

Maintenance	30.3	26.7		26.1
Electronic data interchange services	12.0	10.8		11.1
Other services	9.6	10.9		7.3

Maintenance, EDI and other services	51.9	48.4		44.5

Total revenue	100.0	100.0		100.0

Cost of revenue:
Software, hardware and supplies	5.8	5.4		6.8
Implementation and training services	5.5	5.5		6.8

Total cost of system sales	11.3	10.9		13.6

Maintenance	6.7	7.5		9.2
Electronic data interchange services	8.5	7.7		7.2
Other services	7.0	6.2		3.4

Total cost of maintenance, EDI and other services	22.2	21.4		19.8

Total cost of revenue	33.5	32.3		33.4

Gross profit	66.5	67.7		66.6

Selling, general and administrative	28.6	28.8		29.8
Research and development	6.1	6.5		6.8

Income from operations	31.8	32.4		30.0

Interest income	1.4	2.1		1.8
Other income	0.5	0.0		0.0

Income before provision for income taxes	33.7	34.5		31.8
Provision for income taxes	12.3	13.3		12.2

Net income	21.4%	21.1	%*	19.6%

* does not foot due to rounding

Comparison of Fiscal Years Ended March 31, 2008 and March 31, 2007

For the year ended March 31, 2008, our net income was $40.1 million or $1.47 per share on a basic and $1.44 per share on a fully diluted basis. In comparison, we earned $33.2 million or $1.24 per share on a basic and $1.21 per share on a fully diluted basis in the year ended March 31, 2007. The increase in net income for the year ended March 31, 2008 was achieved primarily through the following:

•	a 18.7% increase in consolidated revenue;

•	a 21.3% increase in NextGen Division revenue which accounted for 91.4% of consolidated revenue; and

•

approximately $1.0 million gain on life insurance proceeds the Company recorded, which was offset by additional compensation expense of approximately $0.2 million. The additional compensation expense was recorded in Selling, General and Administrative Expenses and the insurance proceeds were recorded as Other Income in the Consolidated Statement of Income.

The above increases to net income were offset by a decline in gross profit margin resulting from a greater proportion of revenue being derived from hardware and EDI revenue which have relatively lower gross margin percentages. The gross profit margin declined to 66.5% in the year ended March 31, 2008 versus 67.7% in the prior year period.

Revenue. Revenue for the year ended March 31, 2008 increased 18.7% to $186.5 million from $157.2 million for the year ended March 31, 2007. Revenue for the year ended March 31, 2007 increased 31.8% to $157.2 million from $119.3 million for the year ended March 31, 2006. NextGen Division revenue increased 21.3% from $140.6 million to approximately $170.5 million in the period ended March 31, 2008, while QSI Division revenue decreased by 3.3% during that same period, from $16.6 million to $16.0 million.

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

System Sales. Company-wide sales of systems for the year ended March 31, 2008 increased 10.8% to $89.8 million from $81.0 million in the prior year.

Our increase in revenue from sales of systems was principally the result of a 12.2% increase in category revenue at our NextGen Division whose sales in this category grew from $77.7 million during the year ended March 31, 2007 to $87.1 million during the year ended March 31, 2008. This increase was driven primarily by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as an increase in the delivery of related implementation services offset by a decline in the sale of related hardware, third party software and supplies.

Systems sales revenue in the QSI Division decreased to approximately $2.6 million in the year ended March 31, 2008 from $3.4 million in the year ended March 31, 2007.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Year ended March 31, 2008
QSI Division	$360	$1,134	$1,154	$2,648
NextGen Division	69,276	5,593	12,252	87,121

Consolidated	$69,636	$6,727	$13,406	$89,769

Year ended March 31, 2007
QSI Division	$355	$2,356	$655	$3,366
NextGen Division	62,957	3,203	11,522	77,682

Consolidated	$63,312	$5,559	$12,177	$81,048

NextGen Division software revenue increased 10.0% between the year ended March 31, 2007 and the year ended March 31, 2008. The Division’s software revenue accounted for 79.5% of Divisional system sales revenue during the year ended March 31, 2008, a decrease from 81.0% in the prior year period.

Sales of additional licenses to existing customers grew to $31.3 million during the year ended March 31, 2008 compared to $23.3 million during the prior year as an increasing number of customers who expanded their use of our software in their practices and purchased additional licenses.

During the year ended March 31, 2008, 6.4% of the NextGen Division’s system sales revenue was represented by hardware and third party software compared to 4.1% in the prior year. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter and year depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue at the NextGen Division increased 6.3% in the year ended March 31, 2008 compared to the year ended March 31, 2007. The growth in implementation and training revenue is the result of increases in the amount of implementation and training services rendered to our new customers. Implementation and training revenue at the NextGen Division decreased its share of Divisional system sales revenue to 14.0% in the year ended March 31, 2008 from 14.8% in the year ended March 31, 2007. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the year ended March 31, 2008 versus 2007 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

For the QSI Division, total system sales decreased by approximately $0.7 million in the year ended March 31, 2008 compared to the year ended March 31, 2007. We do not presently foresee any material changes in the business environment for the QSI Division with respect to the constrained environment that has been in place for the past several years.

Maintenance, EDI and Other. Company-wide revenue from maintenance, EDI, and other services grew 27.1% to $96.7 million for the year ended March 31, 2008 from $76.1 million for the year ended March 31, 2007. The increase in this category resulted principally from an increase in maintenance, EDI and other revenue generated from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the year ended March 31, 2008 grew 41.3% to $49.3 million from $34.9 million in the prior year, while EDI revenue grew 42.9% to $17.9 million for the year ended March 31, 2008 compared to $12.5 million in the prior year. Other revenue for the NextGen Division, which consists primarily of third party license renewals, time and materials billings, travel reimbursements, and other services grew 4.4% to $16.2 million for the year ended March 31, 2008 compared to $15.5 million a year ago. QSI Division maintenance revenue increased 1.5% to $7.2 million for the year ended March 31, 2007 compared to $7.1 million in the prior year while divisional EDI revenue increased by approximately 1.0% to $4.6 million for the year ended March 31, 2008 compared to $4.5 million in the prior year. Other revenue for the QSI Division was essentially flat for the year ended March 31, 2008 compared to a year ago.

The following table details maintenance, EDI and other revenue by category for the years ended March 31, 2008 and 2007:

	Maintenance	EDI	Other	Total

Year ended March 31, 2008
QSI Division	$7,186	$4,564	$1,639	$13,389
NextGen Division	49,269	17,886	16,187	83,342

Consolidated	$56,455	$22,450	$17,826	$96,731

Year ended March 31, 2007
QSI Division	$7,081	$4,529	$1,615	$13,225
NextGen Division	34,867	12,520	15,505	62,892

Consolidated	$41,948	$17,049	$17,120	$76,117

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the year ended March 31, 2008 and 2007 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of our company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

March 31, 2007	982	769	257	173	1,239	942
Billing sites added	194	289	9	29	203	318
Billing sites removed	(47)	(65)	(15)	(37)	(62)	(102)

March 31, 2008	1,129	993	251	165	1,380	1,158

Cost of revenue. Cost of revenue for the year ended March 31, 2008 increased 23.1% to $62.5 million from $50.8 million for the year ended March 31, 2007, while the cost of revenue as a percentage of net revenue increased to 33.5% from 32.3%. Our consolidated gross profit is affected by the level of hardware content included in system sales, the percentage of EDI revenue in our overall sales mix, and certain headcount expenses directly related to the cost of delivering our products and services. Consolidated gross profit for fiscal year 2008 was impacted by the decline in gross profit percentage at the NextGen Division, offset by a slight increase in gross profit percentage at the QSI Division.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2008 and 2007:

	Year Ended March 31,

	2008	%	2007	%

QSI Division
Revenue	$16,037	100.0%	$16,589	100.0%
Cost of revenue	7,545	47.0%	7,847	47.3%

Gross profit	$8,492	53.0%	$8,742	52.7%

NextGen Division
Revenue	$170,463	100.0%	$140,576	100.0%
Cost of revenue	54,956	32.2%	42,937	30.5%

Gross profit	$115,507	67.8%	$97,639	69.5%

Consolidated
Revenue	$186,500	100.0%	$157,165	100.0%
Cost of revenue	62,501	33.5%	50,784	32.3%

Gross profit	$123,999	66.5%	$106,381	67.7%

Gross profit margins at the NextGen Division for the year ended March 31, 2008 decreased to 67.8% from 69.5% primarily due to an increase in the proportionate level of hardware and third party software content included in revenue. The QSI Division’s gross profit margin increased to 53.0% from 52.7% between the years ended March 31, 2008 and 2007 primarily due to a decrease in the level of hardware and third party software content included in revenue.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our company and our two divisions:

	Hardware, Third Party Software	Payroll and related Benefits	Other	Total Cost of Revenue	Gross Profit

Year ended March 31, 2008
QSI Division	8.0%	19.1%	20.0%	47.0%	53.0%
NextGen Division	3.8%	11.2%	17.3%	32.2%	67.8%

Consolidated	4.2%	11.8%	17.5%	33.5%	66.5%

Year ended March 31, 2007
QSI Division	10.0%	17.3%	20.0%	47.3%	52.7%
NextGen Division	3.1%	11.9%	15.5%	30.5%	69.5%

Consolidated	3.8%	12.4%	16.1%	32.3%	67.7%

During the year ended March 31, 2008, hardware and third party software constituted a larger portion of consolidated cost of revenue compared to the prior year period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services decreased to 11.8% of consolidated revenue for the year ended March 31, 2008 compared to 12.4% during the prior year ended March 31, 2007. The absolute level of consolidated payroll and benefit expenses grew from $19.6 million in the year ended March 31, 2007 to $22.1 million in the year ended March 31, 2008, an increase of 13% or $2.5 million, primarily due to additions to related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division. Payroll and benefits expense associated with delivering products and services in the QSI Division increased on a percentage of revenue basis. The application of SFAS 123R in fiscal year 2008 and 2007 added approximately $0.5 million in compensation to consolidated cost of revenue in both fiscal years.

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

“Other”, which consists of outside service costs, amortization of software development costs, hosting service costs and other service costs, increased to 17.5% of revenue during the year ended March 31, 2008 from 16.1% during the year ended March 31, 2007.

Should the NextGen Division continue to represent a major and or increasing share of our revenue, our consolidated gross margin percentages should move in concert with those of the NextGen Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 2008 increased 17.5% to $53.3 million as compared to $45.3 million for the year ended March 31, 2007. The increase in the amount of such expenses resulted primarily from increases of $3.6 million in salaries, commissions, and related benefits in the NextGen Division, $1.7 million in selling related expenses in the NextGen Division, $1.0 million in travel related costs in the NextGen Division, $0.8 million in other general expenses in the NextGen Division and $0.9 million in increased corporate related expenses. The increase in corporate expenses was primarily composed of salaries and related benefits. Selling, general and administrative expenses as a percentage of revenue decreased from 28.9% in the year ended March 31, 2007 to 28.6% in the year ended March 31, 2008 due in to the fact that revenue grew faster than selling, general and administrative expense for the Company.

The application of SFAS 123R in fiscal year 2008 and 2007 added approximately $2.5 million in compensation expense to consolidated selling, general and administrative expenses and is included in the aforementioned amounts.

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

Research and Development Costs. Research and development costs for the years ended March 31, 2008 and 2007 were $11.4 million and $10.2 million, respectively. The increase in research and development costs was primarily due to increased investment in the NextGen product line. Additionally, the application of SFAS 123R in fiscal year 2008 and 2007 added approximately $0.8 million in both periods, in compensation expense to research and development costs net of amounts capitalized as software development in those fiscal years. Additions to capitalized software costs offset research and development costs. For the year ended March 31, 2008, $6.0 million was added to capitalized software costs while $5.0 million was capitalized during the year ended March 31, 2007. Research and development costs as a percentage of net revenue decreased to 6.1% in the year ended March 31, 2008 from 6.5% in the year ended March 31, 2007 primarily due to revenue growing at a faster rate than the increase in research and development costs. Research and development costs are expected to continue at or above current levels.

Interest Income. Interest income for the year ended March 31, 2008 decreased to $2.7 million compared to $3.3 million in the year ended March 31, 2007. Interest income in the year ended March 31, 2008 decreased primarily due to (i) a greater proportion of funds invested in tax favored auction rate securities which offer lower interest rates but higher after-tax yields compared to money market or short term U.S. Treasuries, and (ii) comparatively lower short term interest rates in the year ended March 31, 2008 versus 2007.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds and 30-60 day treasury bills as well as auction rate securities (ARS).

Other Income. Other income for the year ended March 31, 2008 was approximately $1.0 million. There was no Other income recorded for the year ended March 31, 2007. The Company recorded a gain on life insurance proceeds as a result of the passing of Gregory Flynn, Executive Vice President and General Manager of the Company’s QSI Division. Mr. Flynn participated in the Company’s deferred compensation plan which is funded through the purchase of life insurance policies with the Company named as beneficiary.

Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2008 was approximately $22.9 million as compared to approximately $21.0 million for the prior year. The effective tax rates for fiscal 2008 and 2007 were 36.4% and 38.7%, respectively. The provision for income taxes for the years ended March 31, 2008 and 2007 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits, the qualified production activities deduction, and exclusions for company-owned life insurance proceeds and tax-exempt interest income. The effective rate for the year ended March 31, 2008 also includes an increase in benefit from the qualified production activities deduction, which was mostly offset by non-deductible option expense related to incentive stock options.

During the year ended March 31, 2008 and 2007, we claimed research and development tax credits of approximately $0.8 million in both years. The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code, of approximately $3.1 million and $1.5 million during the years ended March 31, 2008 and 2007, respectively. Research and development credits and the qualified production activities income deduction taken by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision.

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

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the years ended March 31, 2008, 2007 and 2006:

	Year Ended March 31,

	2008	2007	2006

Cash and cash equivalents	$59,046	$60,028	$57,225

Net (decrease) increase in cash and cash equivalents	$(982)	$2,803	$6,068

Net income	$40,078	$33,232	$23,322

Net cash provided by operations during the year	$43,599	$29,570	$30,678

Number of days of sales outstanding	136	129	115

Cash Flow from Operating Activities

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, and stock option expenses.

The following table summarizes our statement of cash flows for the years ended March 31, 2008, 2007 and 2006:

	Year Ended March 31,

	2008	2007	2006

Net income	$40,078	$33,232	$23,322

Non-cash expenses	11,299	8,977	4,140

Gain on life insurance proceeds, net	(755)	—	—

Tax benefit from exercise of stock options, net	65	167	4,831

Change in deferred revenue	5,447	3,532	10,439

Change in accounts receivable	(13,811)	(20,760)	(12,484)

Change in other assets and liabilities	1,276	4,422	430

Net cash provided by operating activities	$43,599	$29,570	$30,678

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the years ended March 31, 2008, 2007 and 2006. Our NextGen Division’s contribution to net income has increased each year due to that division’s operating income increasing more quickly than our company as a whole.

Non-Cash Expenses. Non-cash expenses include depreciation, amortization of capitalized software, provisions for bad debts and inventory obsolescence, and stock option expenses. Total non-cash expenses increased by approximately $11.3 million, $9.0 million and $4.1 million for the years ended March 31, 2008, 2007 and 2006, respectively. The change for the year ended March 31, 2008 is primarily related to a $3.8 million increase in stock option expenses related to our application of SFAS 123R, a $2.4 million increase in depreciation, $4.1 million in amortization of capitalized software costs, and a $1.2 million increase in the provision for bad debts.

Tax Benefits From Stock Options. Although the value of stock options exercised by employees grew in the year ended March 31, 2008 and 2007, our application of SFAS 123R required excess tax benefits of $1.3 million and $2.5 million, respectively, to be reclassed to financing activities, resulting in a net decrease in the years ended March 31, 2008 and 2007.

Deferred Revenue. Cash from operations benefited significantly from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue. This benefit is offset by the increase in unpaid deferred revenue. Deferred revenue grew by approximately $5.4 million for the year ended March 31, 2008 versus growth of $3.5 million for the year ended March 31, 2007, resulting in increases to cash provided by operating activities for the respective periods.

Accounts Receivable. Accounts receivable grew by approximately $13.8 million, $20.8 million and $12.5 million for the years ended March 31, 2008, 2007 and 2006, respectively. The increase in accounts receivable in the periods is due to the following factors:

•	NextGen Division revenue grew 21.3%, 35.5% and 41.0% for the years ended March 31, 2008, 2007 and 2006, respectively;

•

We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $4.9 million, $6.4 million and $4.4 million for the years ended March 31, 2008, 2007 and 2006, respectively; and

•

The NextGen Division constituted a larger percentage of our receivables at March 31, 2008 compared to March 31, 2007. Turnover of accounts receivable in the NextGen Division is slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is coming from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) fluctuated during the year and increased from 129 days to 136 days during the year ended March 31, 2008 primarily due to the above mentioned factors.

If amounts included in both accounts receivable and deferred revenue were netted, our turnover of accounts receivable expressed as DSO would be 85 days as of March 31, 2008 and 81 days as of March 31, 2007. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the year ended March 31, 2008, we anticipate being able to continue to generate cash from operations during fiscal 2009 primarily from our net income.

Cash flows from investing activities

Net cash used in investing activities for the year ended March 31, 2008, 2007 and 2006 was $30.2 million, $8.3 million and $5.7 million, respectively. The increase in cash used in investing activities is a result of the Company’s net purchases of current investments in ARS of approximately $22.6 million, net of unrealized loss of $0.3 million as of March 31, 2008. These ARS are classified as current and non current investments on the accompanying Consolidated Balance Sheets. In addition to purchases and sales of marketable securities, net cash used in investing activities for the year ended March 31, 2008 consisted of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the years ended March 31, 2007 and 2006 consisted of additions to equipment and improvements and capitalized software.

Cash flows from financing activities

Net cash used in financing activities for the year ended March 31, 2008 was $14.4 million and consisted of a dividend paid to shareholders of $20.5 million offset by $4.8 million of proceeds from the exercise of stock options. We recorded a reduction in income tax liability of $1.3 million related to excess tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

Cash and cash equivalents and marketable securities

At March 31, 2008, we had cash and cash equivalents of $59.0 million and marketable securities of $22.6 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

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

On May 31, 2007, our Board of Directors approved a quarterly dividend of twenty-five cents ($0.25) per share payable on its outstanding shares of common stock. The cash dividend record date was June 15, 2007 and was distributed to shareholders on or about July 5, 2007.

On July 31, 2007, our Board of Directors approved a quarterly dividend of twenty-five cents ($0.25) per share payable on its outstanding shares of common stock. The cash dividend record date was September 14, 2007 and was distributed to shareholders on or about October 5, 2007.

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

On May 20, 2008, the Company acquired HSI. The acquisition resulted in HSI becoming a wholly owned subsidiary of QSI. The purchase price consists of approximately $15.4 million plus up to approximately $1.6 million in incentives tied to future performance. The $15.4 million consists of approximately equal parts of cash and restricted QSI common stock, subject to restrictions on resale lapsing over a two year period.

On May 29, 2008, the Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of June 13, 2008 with an expected distribution date on or about July 2, 2008.

Management believes that its cash and cash equivalents on hand at March 31, 2008, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends paid in the ordinary course of business for the balance of fiscal 2009.

Contractual Obligations. The following table summarizes our significant contractual obligations at March 31, 2008, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Contractual Obligations – Non-cancelable lease obligations	(in thousands)

Year Ending March 31,
2009	$3,156
2010	$3,131
2011	$3,164
2012	$1,716
2013 and beyond	$942

$12,109

New Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)”.SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB finalized Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the impact of the pending adoption of FSP 142-3 on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This pronouncement will be applied by the Company when it becomes effective and when or if the Company effectuates a business combination, otherwise there is no impact on the Company’s financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We maintain investments in tax exempt municipal Auction Rate Securities (ARS) which are classified as current and non-current marketable securities on the Company’s Consolidated Balance Sheets.  A small portion of the Company’s portfolio is invested in closed-end funds which invest in tax exempt municipal auction rate securities.  At March 31, 2008, we had approximately $22.6 million of ARS on our Consolidated Balance Sheets.  The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days.

 Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities, or the securities mature. In February 2008, the Company began to experience failed auctions on its ARS and auction rate preferred securities. To determine their estimated fair values at March 31, 2008, factors including credit quality, the likelihood of redemption, and yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers were considered.  Based on these factors, a temporary impairment of $326 was recorded to accumulated other comprehensive loss in the accompanying consolidated financial statements as of March 31, 2008.  If the Company sells any of the ARS, prior to maturity, at an amount below original purchase value, or if it becomes probable that the Company will not receive 100% of the principal and interest from the issuer as to any of the ARS, the Company will be required to recognize an other-than-temporary impairment charge against net income.  Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2008, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

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

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations in all control systems, no matter how well designed, no evaluation of controls can provide absolute assurance that all control issues within the Company have been or will be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of March 31, 2008 as stated in their report that is included herein.

ITEM 9B.	OTHER INFORMATION

We have experienced legal claims by parties asserting that we have infringed their intellectual property rights. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any infringement claim – even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks in our Risk Factors section of this Report.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2008 annual shareholders’ meeting to be filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2008 annual shareholders’ meeting to be filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2008 annual shareholders’ meeting to be filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2008 annual shareholders’ meeting to be filed with the Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2008 annual shareholders’ meeting to be filed with the Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements:

				Page

		■	Report of Independent Registered Public Accounting Firm	52

		■	Report of Independent Registered Public Accounting Firm	53

		■	Consolidated Balance Sheets March 31, 2008 and March 31, 2007	54

		■	Consolidated Statements of Income — Years Ended March 31, 2008, March 31, 2007 and March 31, 2006	55

		■	Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2008, March 31, 2007 and March 31, 2006	56

		■	Consolidated Statements of Cash Flows — Years Ended March 31, 2008, March 31, 2007 and March 31, 2006	57

		■	Notes to Consolidated Financial Statements	58

	(2)

The following financial statement schedule for the years ended March 31, 2008, March 31, 2007 and 2008, read in conjunction with the financial statements of Quality Systems, Inc., is filed as part of this Annual Report on Form 10-K.

		■	Schedule II — Valuation and Qualifying Accounts	78

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

3.5

Amended and Restated Bylaws of Quality Systems, Inc., as amended and restated effective May 25, 2005, are hereby incorporated by reference to Exhibit 3.6 of the registrant’s Annual Report on Form 10K for the year ended March 31, 2005.

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

3.8		Amended and Restated Bylaws of Quality Systems, Inc., effective May 29, 2008 is hereby incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed June 2, 2008.

10.1	*	Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.10.1 of the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.2	*

Form of Incentive Stock Option Agreement for Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.3	*

Form of Non-Qualified Stock Option Agreement for Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10Q for the quarter ended September 20, 2004.

10.4	*	2005 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.01 to the registrant’s Current Report on Form 8-K filed October 5, 2005.

10.5	*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 5, 2007.

10.6	*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 5, 2007.

Exhibit Number		Description

10.7	*	1993 Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1994.

10.8	*	1998 Employee Stock Contribution Plan is hereby incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-63131).

10.9	*

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

10.13

Fifth Amendment to lease agreement between the Company and Tower Place, L.P. dated January 31, 2007 is incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2007.

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

10.17

Amended and Restated Second Amendment to Office Lease agreement between the Company and HUB Properties LLC dated May 31, 2006 is incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2007.

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

10.20

Office lease between the Company and SLTS Grand Avenue, L.P. dated May 3, 2006 is incorporated by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2007.

10.21	*	Board Service Agreement between the Company and Lou Silverman is incorporated by reference to Exhibit 10.2.1 to the registrant’s Current Report of Form 8-K, dated May 31, 2005.

Exhibit Number		Description

10.22	*	Board Service Agreement between the Company and Patrick Cline is incorporated by reference to Exhibit 10.2.1 to the registrant’s Current Report of Form 8-K dated May 31, 2005.

10.23	*	Director Compensation Program approved May 25, 2006 is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 30, 2006.

10.24

Settlement Agreement dated as of August 8, 2006 between the registrant and Ahmed Hussein is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 9, 2006.

10.25	*

Description of Compensation Program for Named Executive Officers for Fiscal Year Ended March 31, 2008 is incorporated by reference to Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2007.

10.26	*

Description of Compensation Program for Named Executive Officers for Fiscal Year Ending March 31, 2007 is incorporated by reference to Exhibit 10.26 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2007.

10.27		Agreement and Plan of Merger dated May 16, 2008 by and among Quality Systems, Inc., Bud Merger Sub, LLC and Lackland Acquisition II, LLC.**

10.28		Office lease between the Company and Lakeshore Towers Limited Partnership Phase II, a California limited partnership, dated October 18, 2007.**

10.29		Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated November 28, 2001.**

10.30		First Amendment to Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated August 17, 2005.**

10.31		Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and InfoNow Solutions of St. Louis, LLC, dated November 28, 2001.**

10.32		Second Amendment to Service Center Lease Agreement between TM Properties, L.L.C., successor to The Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated August 17, 2005.**

10.33		Assignment of Lease between InfoNow Solutions of St. Louis, Lackland Acquisition II, LLC, and TM Properties, LLC, dated August 17, 2005.**

21		List of subsidiaries.**

23		Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP **

31.1		Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2		Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	This exhibit is a management contract or a compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ LOUIS E. SILVERMAN

Louis E. Silverman,
President and Chief Executive Officer

Date: June 10, 2008

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

Signature	Title	Date

/s/ Sheldon Razin		May 29, 2008

Sheldon Razin	Chairman of the Board and Director

/s/ Louis E. Silverman	President and Chief Executive Officer	May 29, 2008
(Principal Executive Officer) and
Louis E. Silverman	Director

/s/ Paul A. Holt	Chief Financial Officer (Principal	May 29, 2008
Financial Officer) and Secretary
Paul A. Holt

/s/ Patrick B. Cline	President, NextGen Healthcare Information	May 29, 2008
Patrick B. Cline	Systems Division, and Director

Ibrahim Fawzy	Director

/s/ Edwin Hoffman		May 29, 2008

Edwin Hoffman	Director

Ahmed Hussein	Director

/s/ Vincent J. Love		May 29, 2008

Vincent J. Love	Director

Signature	Title	Date

/s/ Russell Pflueger		May 29, 2008

Russell Pflueger	Director

/s/ Steven T. Plochocki		May 29, 2008

Steven T. Plochocki	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quality Systems, Inc.

We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended March 31, 2008. Our audits of the basic financial statements included the financial statement Schedule II listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quality Systems, Inc. as of March 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed its method of accounting for share-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, effective April 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quality Systems, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2008, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California
June 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quality Systems, Inc.

We have audited Quality Systems, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Quality Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Quality Systems, Inc. Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Quality Systems, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Quality Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quality Systems, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended March 31, 2008, and our report dated June 5, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California
June 5, 2008

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2008	March 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$59,046	$60,028
Marketable securities	2,500	—
Accounts receivable, net	76,585	63,945
Inventories, net	1,024	1,175
Net current deferred tax assets	6,397	3,443
Other current assets	4,596	4,507

Total current assets	150,148	133,098

Marketable securities	20,124	—
Equipment and improvements, net	4,773	5,029
Capitalized software costs, net	8,852	6,982
Net deferred tax assets	—	1,180
Goodwill	1,840	1,840
Other assets	2,171	2,552

Total assets	$187,908	$150,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,685	$5,246
Deferred revenue	44,389	38,774
Accrued compensation and related benefits	8,346	6,521
Income taxes payable	1,541	315
Dividends payable	6,861	—
Other current liabilities	4,394	5,626

Total current liabilities	70,216	56,482

Deferred revenue, net of current	506	674
Net deferred tax liabilities	1,575	—
Deferred compensation	1,906	2,279

Total liabilities	74,203	59,435

Commitments and contingencies

Shareholders’ equity:
Common stock
$0.01 par value; authorized 50,000 shares; issued and outstanding 27,448 and 27,123 shares at March 31, 2008 and March 31, 2007, respectively	274	271
Additional paid-in capital	75,556	65,666
Retained earnings	38,071	25,309
Accumulated other comprehensive loss	(196)	—

Total shareholders’ equity	113,705	91,246

Total liabilities and shareholders’ equity	$187,908	$150,681

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Fiscal Year Ended

	March 31, 2008	March 31, 2007	March 31, 2006

Revenues:
Software, hardware and supplies	$76,363	$68,871	$54,938
Implementation and training services	13,406	12,177	11,293

System sales	89,769	81,048	66,231

Maintenance	56,455	41,948	31,124
Electronic data interchange services	22,450	17,049	13,256
Other services	17,826	17,120	8,676

Maintenance, EDI and other services	96,731	76,117	53,056

Total revenue	186,500	157,165	119,287

Cost of revenue:
Software, hardware and supplies	10,887	8,453	8,148
Implementation and training services	10,341	8,535	8,088

Total cost of system sales	21,228	16,988	16,236

Maintenance	12,446	11,834	9,330
Electronic data interchange services	15,776	12,181	8,569
Other services	13,051	9,781	5,693

Total cost of maintenance and other services	41,273	33,796	23,592

Total cost of revenue	62,501	50,784	39,828

Gross profit	123,999	106,381	79,459

Operating expenses:
Selling, general and administrative	53,260	45,337	35,554
Research and development costs	11,350	10,166	8,087

Total operating expenses	64,610	55,503	43,641

Income from operations	59,389	50,878	35,818

Interest income	2,661	3,306	2,108
Other income	953	—	—

Income before provision for income taxes	63,003	54,184	37,926
Provision for income taxes	22,925	20,952	14,604

Net income	$40,078	$33,232	$23,322

Net income per share:
Basic	$1.47	$1.24	$0.88
Diluted	$1.44	$1.21	$0.85

Weighted average shares outstanding:
Basic	27,298	26,882	26,413
Diluted	27,770	27,550	27,356
Dividends declared per common share	$1.00	$1.00	$0.875

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

						Accumulated Other Comprehensive Loss
	Common Stock						Total Shareholders’ Equity
				Retained Earnings	Deferred Compensation
	Shares	Amount	APIC

Balance, March 31, 2005	26,222	$262	$44,368	$19,213	$(1,112)	$—	$62,731
Exercise of stock options	489	5	4,476	—	—	—	4,481
Tax benefit resulting from exercise of stock options	—	—	4,831	—	—	—	4,831
Stock based compensation	—	—	—	—	428	—	428
Dividends declared	—	—	—	(23,384)	—	—	(23,384)
Net income	—	—	—	23,322	—	—	23,322

Balance, March 31, 2006	26,711	267	53,675	19,151	(684)	—	72,409

Reclass of deferred compensation upon adoption of SFAS 123R	—	—	(684)	—	684	—	—
Exercise of stock options	412	4	6,058	—	—	—	6,062
Tax benefit resulting from exercise of stock options	—	—	2,694	—	—	—	2,694
Stock based compensation	—	—	3,923	—	—	—	3,923
Dividends declared	—	—	—	(27,074)	—	—	(27,074)
Net income	—	—	—	33,232	—	—	33,232

Balance, March 31, 2007	27,123	271	65,666	25,309	—	—	91,246

Exercise of stock options	325	3	4,757	—	—	—	4,760
Tax benefit resulting from exercise of stock options	—	—	1,376	—	—	—	1,376
Stock based compensation	—	—	3,757	—	—	—	3,757
Dividends declared	—	—	—	(27,316)	—	—	(27,316)
Net income	—	—	—	40,078	—	—	40,078

Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(196)	(196)

Balance, March 31, 2008	27,448	$274	$75,556	$38,071	$—	$(196)	$113,705

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Fiscal Year Ended

	March 31, 2008	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net income	$40,078	$33,232	$23,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,369	1,950	1,368
Amortization of capitalized software costs	4,149	3,231	2,460
Gain on life insurance proceeds, net	(755)	—	—
Provision for bad debts	1,171	1,480	1,181
Provision for inventory obsolescense	52	35	179
Non-cash stock-based compensation	3,757	3,923	428
Deferred income taxes	(199)	(1,642)	(1,476)
Tax benefit from exercise of stock options	1,376	2,694	4,831
Excess tax benefit from share-based compensation	(1,311)	(2,527)	—
Changes in assets and liabilities:
Accounts receivable	(13,811)	(20,760)	(12,484)
Inventories	99	(649)	220
Income tax receivable	—	1,195	(1,180)
Other current assets	(89)	(1,595)	(1,235)
Other assets	381	(594)	(354)
Accounts payable	(561)	2,312	650
Deferred revenue	5,447	3,532	10,439
Accrued compensation and related benefits	1,825	1,031	2,054
Income taxes payable	1,226	315	—
Other current liabilities	(1,232)	1,814	(209)
Deferred compensation	(373)	593	484

Net cash provided by operating activities	43,599	29,570	30,678

Cash flows from investing activities:
Additions to capitalized software costs	(6,019)	(5,042)	(3,297)
Additions to equipment and improvements	(2,113)	(3,240)	(2,410)
Purchases of marketable securities	91,825	—	—
Sales of marketable securities	(114,645)	—	—
Proceeds from life insurance policy, net	755	—	—

Net cash used in investing activities	(30,197)	(8,282)	(5,707)

Cash flows from financing activities:
Dividends paid	(20,455)	(27,074)	(23,384)
Excess tax benefit from share-based compensation	1,311	2,527	—
Proceeds from the exercise of stock options	4,760	6,062	4,481

Net cash used in financing activities	(14,384)	(18,485)	(18,903)

Net (decrease) increase in cash and cash equivalents	(982)	2,803	6,068

Cash and cash equivalents at beginning of year	60,028	57,225	51,157

Cash and cash equivalents at end of year	$59,046	$60,028	$57,225

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes, net of refunds	$20,546	$18,360	$11,022

Non-cash investing and financing activities:
Unrealized loss on marketable securities	$(326)	$—	$—

Dividends declared and accrued	$6,861	$—	$—

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007
(DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

References to dollar amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.

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

Marketable securities. Marketable securities are classified as available-for-sale and accordingly are recorded at fair value, based on quoted market rates or valuation analysis when appropriate, with unrealized gains and losses reflected as a separate component of shareholders’ equity titled accumulated other comprehensive income (loss), net of tax, until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Factors considered in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has the ability to hold the investment to maturity. If it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. In addition, the Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.

The Company’s investments at March 31, 2008 are in tax exempt municipal Auction Rate Securities (ARS) which are classified as either current or non-current marketable securities on the Company’s Consolidated Balance Sheets, depending on the liquidity and timing of expected realization of such securities. A small portion of the Company’s portfolio is invested in closed-end funds which invest in tax exempt municipal auction rate securities. These instruments are known as auction rate preferred securities (ARPS). The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days. Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities or the securities mature.

In February 2008, the Company began to experience failed auctions on its ARS and auction rate preferred securities. To determine their estimated fair values at March 31, 2008, factors including credit quality, assumptions about the likelihood of redemption, observable market data such as yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers were considered. Based on this analysis, a temporary impairment loss of $196, net of income tax benefit, was recorded to accumulated other comprehensive loss in the accompanying financial statements as of March 31, 2008. If the Company sells any of the ARS, prior to maturity, at an amount below original purchase value, or if it becomes probable that the Company will not receive 100% of the principal and interest from the issuer of any ARS, the Company will be required to recognize an other-than-temporary impairment charge against net income.

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

Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the period. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets in deferred revenue (see also Note 6).

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

Goodwill and Intangible Assets. The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement applies to the amortization of goodwill and other intangible assets. The balance of goodwill is related to the NextGen Division. Under SFAS 142, management is required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. The Company compared the fair value of the NextGen Division with the carrying amount of its assets and determined that none of the goodwill recorded was impaired as of June 30, 2007 (the date of the Company’s last annual impairment test). The fair value of the NextGen Division was determined using an estimate of future cash flows for the NextGen Division over ten years and risk adjusted discount rates of between 15 and 25 percent to compute a net present value of future cash flows.

Long-Lived Assets. The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment at March 31, 2008.

Income Taxes. Income taxes are provided based on current taxable income and the future tax consequences of temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary. In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold of more-likely-than-not and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. Management makes a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. These assumptions and estimates consider the taxing jurisdiction in which the Company operates as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions and future projected profitability of the Company’s businesses based on management’s interpretation of existing facts and circumstances. The Company adopted FIN 48 effective April 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See Note 8.

Advertising Costs. Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which includes trade shows and conventions, were approximately $2,580, $2,159 and $1,915 for the years ended March 31, 2008, 2007 and 2006, respectively, and were included in selling, general and administrative expenses in the Consolidated Statements of Income.

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

Other Comprehensive Income. Comprehensive income includes all changes in Shareholders’ Equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income (loss), net of income tax, consist of unrealized losses on marketable securities of $(196) as of March 31, 2008. There were no other comprehensive income items for the year ended March 31, 2007 and 2006.

	Year Ended March 31,

	2008	2007	2006

Net income	$40,078	$33,232	$23,322
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	(196)	—	—

Comprehensive income	$39,882	$33,232	$23,322

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

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods presented.

	Year ended March 31,

	2008	2007	2006

Net income	$40,078	$33,232	$23,322
Basic net income per common share:
Weighted average of common shares outstanding	27,298	26,882	26,413

Basic net income per common share	$1.47	$1.24	$0.88

Net income	$40,078	$33,232	$23,322
Diluted net income per common share:
Weighted average of common shares outstanding	27,298	26,882	26,413

Effect of potentially dilutive securities (options)	472	668	943

Weighted average of common shares outstanding - diluted	27,770	27,550	27,356

Diluted net income per common share	$1.44	$1.21	$0.85

The computation of diluted net income per share does not include 279,752, 92,500 and 124,000 options for the years ended March 31, 2008, 2007 and 2006, respectively, because their inclusion would have an anti-dilutive effect on earnings per share.

Share-Based Compensation. On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Statements of Income for the years ended March 31, 2008 and 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the years ended March 31, 2008 and 2007 was $3,757 and $3,923, respectively, which consisted of stock-based compensation expense related to employee and director stock options and included $430 expensed under APB 25 for “in the money” options issued prior to the adoption of SFAS 123R. Excess tax benefits from share-based compensation are presented as cash outflows from operating activities and cash inflows from financing activities. The Company has elected to adopt the alternative transition method provided in FASB Staff Position No. SFAS 123R-3 (FSP 123(R)-3) for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital (APIC pool) related to the tax effects of employee and director stock-based compensation, and to determine the subsequent impact on the APIC pool and the consolidated statement of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s Consolidated Statement of Income. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As previously allowed under SFAS 123, the Company only adopted the disclosure requirements of SFAS 123, which established a fair-value-based method of accounting for share-based employee compensation plans. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the year ended March 31, 2006.

Year Ended March 31, 2006

Reported net earnings	$23,322
Add: Option compensation expense, net of tax	262
Less: Share-based compensation expense determined under fair value-based method for all awards	(3,280)

Pro forma net earnings	$20,304

Basic earnings per share:
Reported	$0.88

Pro forma	$0.77

Diluted earnings per share:
Reported	$0.85

Pro forma	$0.74

In arriving at the stock-based compensation expense reported in the table above, the Company utilized the Black-Scholes valuation model for estimating fair value with the following assumptions: expected life – 48 - 57 months from the date of the grant; stock volatility – 47.7 – 57.0%, risk free interest rate of 3.0 - 3.7% and no dividends during the expected term. For stock options issued subsequent to March 31, 2006, the Company used the simplified method for estimating expected term, which derives a term equal to the midpoint between the vesting period and the contractual term as allowed by SAB 107. Prior to using the simplified method, the Company estimated the expected life of an option. The Company estimates volatility by using the weighted average historical volatility of the Company’s common stock which the Company believes approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected life input to the Black Scholes model. Although the Company announced a one-time $0.75 per share dividend on January 31, 2005, no commitment to any future dividends was made at the time the dividend was announced and no commitment to any future dividends existed at the time when the February 11, 2005 options were granted. The Company had not paid a dividend to its shareholders prior to the one-time dividend announced on January 31, 2005. On January 31, 2006, the Company announced a one-time dividend of $0.875 per share. This dividend was announced subsequent to the options granted in fiscal year 2006 and was not considered in the fair value calculations of such options. Therefore, management believes that using a zero dividend rate in the valuation of the stock options granted during fiscal year 2006 was appropriate. The above pro forma disclosure was not presented for the years ended March 31, 2008 and 2007 because stock-based compensation has been accounted under SFAS 123R for these years.

The following table shows total stock-based employee compensation expense included in the Consolidated Statement of Income for years ended March 31, 2008 and 2007, respectively.

	Year Ended March 31, 2008	Year Ended March 31, 2007

Costs and expenses:
Cost of revenue	$496	$524
Research and development	800	870
Selling, general and administrative	2,461	2,529

Total share-based compensation	$3,757	$3,923
Amounts capitalized in software development costs	(39)	(38)

Amounts charged against earnings, before income tax benefit	$3,718	$3,885

Amount of related income tax benefit recognized in earnings	$969	$910

Sales Taxes. In accordance with the guidance of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3), the Company accounts for sales taxes imposed on its goods and services on a net basis in the consolidated statement of operations.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, vendor specific objective evidence, valuation of marketable securities, and income taxes and related credits and deductions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements. In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB finalized Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, “Goodwill and Other Intangible Assets”. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the impact of the pending adoption of FSP 142-3 on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This pronouncement will be applied by the Company when it becomes effective and when or if the Company effectuates a business combination, otherwise there is no impact on the Company’s consolidated financial statements.

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

3. Cash and Cash Equivalents

At March 31, 2008 and 2007, the Company had cash and cash equivalents of $59,046 and $60,028, respectively, invested in both a major national brokerage firm’s institutional fund that specializes in U.S. government securities and commercial paper with high credit ratings, and short-term U.S. treasury securities.

Interest income related to cash and cash equivalents for each of the three years ended March 31 is as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006

Interest income	$1,444	$3,306	$2,108

4. Marketable Securities

At March 31, 2008, the cost and estimated fair values of the Company’s marketable securities in ARS were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value

Current marketable securities:
Auction rate securities	$2,500	$—	$(50)	$2,450

Non-current marketable securities:
Auction rate securities	20,450	—	(276)	20,174

Total marketable securities	$22,950	$—	$(326)	$22,624

At March 31, 2007, the Company did not have investments in marketable securities.

Interest income related to marketable securities for each of the three years ended March 31 is as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006

Interest income	$1,217	$—	$—

5. Intangible Assets – Capitalized Software Costs

As of March 31, 2008 and 2007, the Company had the following amounts related to intangible assets with definite lives:

	March 31, 2008	March 31, 2007

Gross carrying amount	$27,645	$21,626
Accumulated amortization	(18,793)	(14,644)

Net capitalized software development	$8,852	$6,982

Aggregate amortization expense during the year	$4,149	$3,231

Activity related to net capitalized software costs for the years ended March 31, 2008 and 2007 is as follows:

	March 31, 2008	March 31, 2007

Beginning of the year	$6,982	$5,171
Capitalization	6,019	5,042
Amortization	(4,149)	(3,231)

End of the year	$8,852	$6,982

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of March 31, 2008:

For the year ending March 31,
2009	$4,381
2010	3,212
2011	1,259

Total	$8,852

6. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the year. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets as part of the deferred revenue balance.

	March 31, 2008	March 31, 2007

Accounts receivable, excluding undelivered software, maintenance and services	$50,417	$42,574
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	28,696	23,809

Accounts receivable, gross	79,113	66,383

Allowance for doubtful accounts	(2,528)	(2,438)

Accounts receivable, net	$76,585	$63,945

Inventories are summarized as follows:

	March 31, 2008	March 31, 2007

Computer systems and components, net of reserve for obsolescence of $223 and $324, respectively	$992	$1,147
Miscellaneous parts and supplies	32	28

Inventories, net	$1,024	$1,175

Equipment and improvements are summarized as follows:

	March 31, 2008	March 31, 2007

Computer and electronic test equipment	$11,454	$9,801
Furniture and fixtures	2,975	2,845
Leasehold improvements	1,259	929

	15,688	13,575
Accumulated depreciation and amortization	(10,915)	(8,546)

Equipment and improvements, net	$4,773	$5,029

Accrued compensation and related benefits are summarized as follows:

	March 31, 2008	March 31, 2007

Bonus and commission	$5,443	$4,158
Vacation	2,903	2,363

Accrued compensation and related benefits	$8,346	$6,521

Short and long-term deferred revenue are summarized as follows:

	March 31, 2008	March 31, 2007

Maintenance	$10,175	$10,241
Implementation services	25,929	24,246
Annual license services	6,532	2,219
Undelivered software and other	2,259	2,742

Deferred Revenue	$44,895	$39,448

Other current liabilities are summarized as follows:

	March 31, 2008	March 31, 2007

Sales tax payable	$765	$805
Customer deposits	621	703
Deferred rent	607	652
Professional fees	600	425
Commission payable	346	767
Accrued EDI expenses	—	613
Accrued royalties	216	463
Other accrued expenses	1,239	1,198

Other current liabilities	$4,394	$5,626

7. Other Income - Gain from Life Insurance Proceeds

On September 26, 2007, Mr. Gregory Flynn, Executive Vice President and General Manager of the Company’s QSI Division passed away. Mr. Flynn participated in the Company’s deferred compensation plan which is funded through the purchase of life insurance policies with the Company named as beneficiary. As a result of Mr. Flynn’s passing, the Company recorded additional compensation expense of $198 which was offset by net insurance proceeds of $953. The additional compensation expense was recorded in Selling, General and Administrative Expenses and the insurance proceeds were recorded as Other Income in the Consolidated Statement of Income.

8. Income Taxes

During the years ended March 31, 2008, 2007 and 2006, the Company claimed federal research and development tax credits of $779, $787 and $821, respectively, and state research and development tax credits of approximately $113, $99 and $60, respectively. Due to the expiration of the Internal Revenue Service statute related to research and development credits on December 31, 2007, the Company’s research and development credits for the year ended March 31, 2008 represent credits for the nine-month period from April 1, 2007 through December 31, 2007. The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code for $3,069, $1,457 and $840 during the years ended March 31, 2008, 2007 and 2006, respectively. The research and development credits and the qualified production activities income deduction taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provisions.

The provision (benefit) for income taxes consists of the following components:

	Year ended March 31,

	2008	2007	2006

Current:
Federal taxes	$18,120	$18,106	$12,824
State taxes	4,348	4,488	3,256

Total	22,468	22,594	16,080

Deferred:
Federal taxes	333	(1,347)	(1,168)
State taxes	124	(295)	(308)

Total	457	(1,642)	(1,476)

Total	$22,925	$20,952	$14,604

The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

	Year ended March 31,

	2008	2007	2006

Current:
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	4.8	5.0	5.0
Research and development tax credits	(1.3)	(1.7)	(2.3)
Qualified Production Activities Income Deduction	(1.8)	(0.9)	(0.8)
Other	(0.3)	1.3	1.6

Effective income tax rate	36.4%	38.7%	38.5%

The net deferred tax assets in the accompanying Consolidated Balance Sheets consist of the following:

	March 31, 2008	March 31, 2007

Deferred tax assets:
Deferred revenue and allowance for doubtful accounts	$4,534	$4,528
Inventory valuation	137	206
Purchased in-process research and development	1,187	1,490
Intangibles assets	102	100
Accrued compensation and benefits	1,701	917
Deferred compensation	806	975
State income taxes	92	55
Compensatory stock option expense	1,139	707
Unrealized loss on marketable securities	130	—
Other	801	387

Total deferred tax assets	10,629	9,365

Deferred tax liabilities:
Accelerated depreciation	(545)	(387)
Capitalized software	(3,746)	(2,955)
Prepaid expense	(1,516)	(1,400)

Total deferred tax liabilities	(5,807)	(4,742)

Deferred tax assets, net	$4,822	$4,623

The deferred tax assets and liabilities have been shown net in the accompanying Consolidated Balance Sheets based on the long-term or short-term nature of the items which give rise to the deferred amount. No valuation allowance has been made against the deferred tax assets as management expects to receive the full benefit of the assets recorded.

On April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109).” The adoption of the provisions of FIN 48 had no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the Company’s Consolidated Balance Sheets in order to comply with the requirements of the statement. At adoption, the Company had $394 of unrecognized tax benefits, $89 of which would affect the Company’s effective tax rate if recognized in the future. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded in income taxes payable in the Company’s Consolidated Balance Sheet, is as follows:

Balance as of April 1, 2007	$394
Additions for prior year tax positions	307
Reductions for prior year tax positions	(88)

Balance at March 31, 2008	$613

The total amount of unrecognized tax benefit that, if recognized, would decrease the income tax provision is $52.

The Company’s continuing practice is to recognize estimated interest and/or penalties related to income tax matters in general and administrative expenses. The Company had approximately $8 and $45 of accrued interest at March 31, 2008 and 2007, respectively. No penalties were accrued.

The Company’s income tax returns filed for tax years 2004 through 2006 and 2003 through 2006 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently not under examination by the Internal Revenue Service (IRS). However, the Company is under routine examination by two states. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months. The Company has filed three applications to change tax accounting methods. It is reasonably possible that the Company will receive consent to change these accounting methods within the next twelve months which would reduce the unrecognized tax benefit balance as of March 31, 2008 by $561 with no impact on the tax provision.

9. Employee Benefit Plans

The Company has a 401(k) plan available to substantially all of its employees. Participating employees may defer up to the Internal Revenue Service limit based on the Internal Revenue Code per year. The annual contribution is determined by a formula set by the Company’s Board of Directors and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $317, $250 and $202 were made by the Company to the 401(k) plan for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

The Company has a deferred compensation plan (the Deferral Plan) for the benefit of those officers and employees who qualify for inclusion. Participating employees may defer between 5% and 50% of their compensation for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee’s deferrals together with earnings thereon are accrued as part of the long-term liabilities of the Company. Investment decisions are made by each participating employee from a family of mutual funds. Deferred compensation liability was $1,906 and $2,279 at March 31, 2008 and 2007, respectively. To offset this liability, the Company has purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The Company intends to hold the life insurance policy until the death of the plan participant. The net cash surrender value of the life insurance policies for deferred compensation was $1,858 and $2,276 at March 31, 2008 and 2007, respectively. The values of the life insurance policies and the related Company obligation are included on the accompanying Consolidated Balance Sheets in long-term other assets and long-term deferred compensation, respectively. The Company made contributions of $29, $29 and $25 to the Deferral Plan for each of the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

The Company has a voluntary employee stock contribution plan for the benefit of full-time employees. The plan is designed to allow certain employees to acquire shares of the Company’s common stock through automatic payroll deduction. Each eligible employee may authorize the withholding of up to 10% of his/her gross payroll each pay period to be used to purchase shares on the open market by a broker designated by the Company. In addition, the Company will match 5% of each employee’s contribution and will pay all brokerage commissions and fees in connection with each purchase. The amount of the Company match is discretionary and subject to change. The plan is not intended to be an employee benefit plan under the Employee Retirement Income Security Act of 1974, and is therefore not required to comply with that Act. Contributions of approximately $28, $10 and $14 were made by the Company for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

10. Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of March 31, 2008, there were 1,278,734 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the

2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless sooner terminated by the Board. At March 31, 2008, 2,375,000 shares were available for future grant under the 2005 Plan. As of March 31, 2008, there were 25,000 outstanding options related to this Plan.

On February 8, 2008, the Board of Directors granted 25,000 options under the Company’s 2005 Plan to selected employees, at an exercise price equal to the market price of the Company’s common stock on the date of grant ($33.51 per share). The options vest in four equal annual installments beginning February 8, 2009 and expire on February 8, 2013.

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

On July 25, 2006, the Board of Directors approved a performance-based equity incentive program for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2007. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vest in four equal installments commencing one year following the date of grant. The maximum number of options originally available under the performance-based equity incentive program plan was 115,000. On January 29, 2007, a committee comprised of all the independent directors of the Board of Directors modified the Company’s previously approved performance based equity incentive program for employees. Modifications to the program included an increase in the maximum number of options available under the program from 115,000 to 290,000 and revisions to certain revenue targets. Compensation expense of $425 for these options was recorded in the year ended March 31, 2007. A total of 159,500 options was granted during the quarter ended June 30, 2007 based on the achievement of certain fiscal 2007 revenue and earnings per share performance targets included in the fiscal year 2007 equity incentive program.

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

A summary of stock option transactions during the years ended March 31, 2008, 2007 and 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, March 31, 2005	2,169,444	$13.89
Granted	143,000	$33.85
Exercised	(486,772)	$9.20		$11,169
Forfeited/Canceled	(27,300)	$12.37

Outstanding, March 31, 2006	1,798,372	$16.78
Granted	75,000	$38.36
Exercised	(411,414)	$14.74		$10,393
Forfeited/Canceled	(8)	$3.25

Outstanding, March 31, 2007	1,461,950	$18.46
Granted	225,500	$38.78	4.31
Exercised	(325,266)	$14.64	2.48	$4,955
Forfeited/Canceled	(58,450)	$21.12	3.33

Outstanding, March 31, 2008	1,303,734	$22.81	3.40	$12,220

Vested and expected to vest, March 31, 2008	1,293,863	$22.79	3.40	$12,143

Exercisable, March 31, 2006	471,297	$20.88

Exercisable, March 31, 2007	520,650	$20.32

Exercisable, March 31, 2008	654,298	$19.90	3.26	$7,127

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation after the adoption of SFAS 123R with the following assumptions:

	Year Ended March 31, 2008	Year Ended March 31, 2007

Expected life	3.75 - 4.01 years	3.75 - 4.75 years
Expected volatility	42.37% - 44.81%	47.7% - 48.5%
Expected dividends	2.67% - 3.38%	2.05% - 2.36%
Risk-free rate	2.46% - 5.09%	4.53% - 5.09%

During the year ended March 31, 2008, 25,000 options were granted under the 2005 Plan and 200,500 were granted under the 1998 Plan. During the year ended March 31, 2007, 75,000 options were granted under the 1998 Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of ranging from 1.2% to 1.5% for employee options and 0.0% for director options for the year ended March 31, 2008. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 1.2% for employee options and 0.0% for director options for the year ended March 31, 2007. The weighted average grant date fair value of stock options granted during the years ended March 31, 2008, 2007 and 2005 was $12.41, $14.33 and $15.23 per share, respectively. The expected dividend yield is the average dividend rate during a period equal to the expected life of the option.

Non-vested stock award activity including awards for the year ended March 31, 2008 is summarized as follows:

	Non-vested Number of Shares	Weighted-Average Grant Date Fair Value per Share

Non-vested, April 1, 2007	941,300	$7.89
Granted	225,500	$12.41
Vested	(458,914)	$2.93
Forfeited/Canceled	(58,450)	$9.16

Non-vested, March 31, 2008	649,436	$9.57

As of March 31, 2008, $4,755 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.54 years. This amount does not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage. The total fair value of shares vested during the year ended March 31, 2008 was $1,345.

11. Commitments and Contingencies

Litigation. The Company has experienced legal claims by parties asserting that it has infringed their intellectual property rights. The Company believes that these claims are not material, are without merit, and the Company intends to defend against them vigorously. However, litigation is inherently uncertain, always difficult to predict, and the impact that these claims may have on the Company’s business, results of operations and financial condition cannot be accurately ascertained at this time. The Company could incur substantial costs and diversion of management resources defending any infringement claim - even if it is ultimately successful in the defense of such matters.

Rental Commitments. The Company leases facilities and offices under irrevocable operating lease agreements expiring at various dates through May 2013 with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2008, 2007 and 2006 was $2,737, $2,329 and $1,634, respectively. Rental commitments under these agreements are as follows:

Year Ending March 31,

2009	$3,156
2010	3,131
2011	3,164
2012	1,716
2013 and beyond	942

$12,109

Commitments and Guarantees. Software license agreements in both the QSI and NextGen Divisions include a performance guarantee that the Company’s software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, the Company has not incurred any significant costs associated with these warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties. Certain arrangements also include performance guarantees related to response time, availability for operational use, and other performance-related guarantees. Certain arrangements also include penalties in the form of maintenance credits should the performance of the software fail to meet the performance guarantees. To date, the Company has not incurred any significant costs associated with these warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties.

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

12. Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, deferred revenue and accrued liabilities. Management believes that the fair value of cash and cash equivalents, accounts receivable, accounts payable, deferred revenue, and accrued liabilities approximate their carrying values due to the short-term nature of these instruments.

Marketable securities are recorded at fair value, based on quoted market rates or on valuation analysis when appropriate, with unrealized gains and losses reflected as a separate component of shareholders’ equity titled accumulated other comprehensive income (loss), net of tax, until realized or until a determination is made that an other-than-temporary decline in market value has occurred (see also Notes 2 and 4).

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

The accounting policies of the Company’s operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain

[a] UNIX is a registered trademark of the AT&T Corporation.

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

Operating segment data for the three years ended March 31 was as follows:

	QSI Division	NextGen Division	Unallocated Corporate Expenses	Consolidated

2008
Revenue:	$16,037	$170,463	$—	$186,500
Operating income (loss):	3,662	66,558	(10,831)	59,389

2007
Revenue:	16,589	140,576	—	157,165
Operating income (loss):	4,391	56,317	(9,830)	50,878

2006
Revenue:	15,544	103,743	—	119,287
Operating income (loss):	$3,610	$40,245	$(8,037)	$35,818

14. Customer Concentration

No customer represented more than 10% of gross accounts receivable as of March 31, 2008. One customer represented approximately 12.5% of total gross accounts receivable as of March 31, 2007.

15. Subsequent Events

On May 16, 2008, the Company entered into an agreement to acquire Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (HSI), a full-service healthcare revenue management company servicing healthcare clients. The acquisition was made under the terms of an Agreement and Plan of Merger resulting in HSI becoming a wholly owned subsidiary of QSI. The closing of the HSI acquisition occurred on May 20, 2008. The purchase price consists of approximately $15,400 plus up to approximately $1,650 in incentives tied to future performance. The $15,400 consists of approximately equal parts of cash and restricted QSI common stock, subject to restrictions on resale lapsing over a two year period.

On May 29, 2008, the Board declared a quarterly cash dividend of $0.25 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of June 13, 2008 with an anticipated distribution date of July 2, 2008. The Company anticipates that future quarterly dividends, if and when declared by the Board pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July, subject to review by the Board of Directors.

16. Selected Quarterly Operating Results (unaudited)

The following table presents quarterly unaudited consolidated financial information for the eight quarters in the period ended March 31, 2008. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.

COMPARISON BY QUARTER

	Quarter Ended (Unaudited)

	6/30/2006	9/30/2006	12/31/2006	3/31/2007	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Revenue:

Software, hardware and supplies	$15,029	$16,737	$16,088	$21,017	$16,739	$18,514	$20,591	$20,519
Implementation and training	2,954	2,848	2,885	3,490	3,248	3,182	3,115	3,861

Total System sales	17,983	19,585	18,973	24,507	19,987	21,696	23,706	24,380

Maintenance	9,399	9,639	11,069	11,841	12,559	13,442	14,861	15,593
EDI	3,977	4,066	4,290	4,716	5,024	5,406	5,739	6,281
Other services	4,715	4,169	4,164	4,072	4,462	4,602	3,784	4,978

Total Maintenance, EDI and Other services	18,091	17,874	19,523	20,629	22,045	23,450	24,384	26,852

Total revenue	36,074	37,459	38,496	45,136	42,032	45,146	48,090	51,232

Cost of revenue:
Software, hardware and supplies	1,689	1,723	1,798	3,243	2,488	2,477	2,984	2,938
Implementation and training	1,963	2,154	2,169	2,249	2,409	2,423	2,638	2,871

Total cost of system sales	3,652	3,877	3,967	5,492	4,897	4,900	5,622	5,809

Maintenance	3,137	2,792	3,058	2,847	3,127	3,033	3,131	3,155
EDI	2,780	2,926	3,144	3,331	3,509	3,742	4,162	4,363
Other services	1,888	2,238	2,528	3,127	3,009	3,100	3,233	3,709

Total cost of Maintenance, EDI and Other services	7,805	7,956	8,730	9,305	9,645	9,875	10,526	11,227

Total cost of revenue	11,457	11,833	12,697	14,797	14,542	14,775	16,148	17,036

Gross profit	24,617	25,626	25,799	30,339	27,490	30,371	31,942	34,196

Selling, general and administrative	10,200	9,994	10,593	14,550	12,643	13,188	13,283	14,146
Research and development	2,318	2,591	2,601	2,656	2,800	2,688	2,874	2,988

Income from operations	12,099	13,041	12,605	13,133	12,047	14,495	15,785	17,062
Interest income	667	819	935	885	739	645	710	567
Other income	—	—	—	—	—	—	953	—

Income before provision for income taxes	12,766	13,860	13,540	14,018	12,786	15,140	17,448	17,629
Provision for income taxes	5,097	5,523	4,819	5,513	4,846	5,468	6,234	6,377

Net income	$7,669	$8,337	$8,721	$8,505	$7,940	$9,672	$11,214	$11,252

Net income per share – basic*	$0.29	$0.31	$0.32	$0.31	$0.29	$0.35	$0.41	$0.41
Net income per share – diluted*	$0.28	$0.30	$0.32	$0.31	$0.29	$0.35	$0.40	$0.41
Weighted average shares outstanding – basic	26,714	26,802	26,966	27,049	27,134	27,287	27,362	27,408
Weighted average shares outstanding – diluted	27,232	27,380	27,507	27,600	27,657	27,718	27,696	27,712

*	Will not add to annual EPS due to rounding

Schedule II

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(in thousands)

For the Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year

March 31, 2008	$2,438	$1,171	$(1,081)	$2,528
March 31, 2007	$2,556	$1,480	$(1,598)	$2,438
March 31, 2006	$1,837	$1,181	$(462)	$2,556

ALLOWANCE FOR INVENTORY OBSOLESCENSE
(in thousands)

For the Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year

March 31, 2008	$324	$52	$(153)	$223
March 31, 2007	$304	$35	$(15)	$324
March 31, 2006	$146	$179	$(21)	$304

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

EXHIBIT NUMBER	DESCRIPTION

10.27	Agreement and Plan of Merger dated May 16, 2008 by and among Quality Systems, Inc., Bud Merger Sub, LLC and Lackland Acquisition II, LLC.

10.28	Office lease between the Company and LAKESHORE TOWERS LIMITED PARTNERSHIP PHASE II, a California limited partnership, dated October 18, 2007.

10.29	Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated November 28, 2001.

10.30	First Amendment to Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated August 17, 2005.

10.31	Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and InfoNow Solutions of St. Louis, LLC, dated November 28, 2001.

10.32	Second Amendment to Service Center Lease Agreement between TM Properties, LLC, successor to the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated August 17, 2005.

10.33	Assignment of Lease between InfoNow Solutions of St. Louis, Lackland Acquisition II, LLC, and TM Properties, LLC, dated August 17, 2005.

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.