Form 10-K/A
period 2008-03-31
QUALITY SYSTEMS INC
filed 2008-07-29
CIK 708818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

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

          The Registrant has no non-voting common equity.

          Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	27,765,027

(Class)	(Outstanding at July 18, 2008)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

          This Amendment No. 1 to Form 10-K is being filed to include the information required by Part III, Items 10, 11, 12, 13 and 14.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

          The following persons are directors of our company:

          Patrick B. Cline, age 47, is a director and since 1996 has been  President of our NextGen Healthcare Information Systems Division (formerly, Clinitec). He served as our interim Chief Executive Officer for the April to July 2000 period. Mr. Cline was a co-founder of Clinitec; a company we acquired in 1996, and has served as its President from its inception in January 1994. Prior to co-founding Clinitec, Mr. Cline served from July 1987 to January 1994 as Vice President of Sales and Marketing with Script Systems, a subsidiary of InfoMed, a healthcare information systems company. From January 1994 to May 1994, after the founding of Clinitec, Mr. Cline continued to serve, on a part-time basis, as Script Systems’ Vice President of Sales and Marketing. Mr. Cline has held senior positions in the healthcare information systems industry since 1981. Mr. Cline has been a director of our company since 2005.

          Philip N. Kaplan, age 41, was elected as a director on June 30, 2008. Mr. Kaplan is Chief Executive Officer of Deer Valley Ventures, LLC, a managed hosting and virtualization technology company. From February 2007 to June 2008, Mr. Kaplan served as Chief Strategy Officer of Internap Network Services Corporation (NASDAQ: INAP), which acquired VitalStream Holdings, Inc (NASDAQ: VSTH) in February 2007. Mr. Kaplan co-founded VitalStream in 2000 and served as its initial Chief Operating Officer until 2004 and as a member of its Board of Directors until its acquisition by Internap. In 2004, he was named President of VitalStream and held that position until the February 2007 acquisition. Previously, Mr. Kaplan co-founded AnaServe, Inc. in 1995, an early e-commerce web hosting company, which was acquired by Concentric Network Corp. in 1998. Mr. Kaplan attended the University of California, Davis from which he received a Bachelor of Arts in Economics, with a minor in Russian language.

          Vincent J. Love, age 67, is a director and is the managing partner of Kramer, Love & Cutler, LLP, a financial consulting group where he has worked since 1994.  He was employed by the accounting firm Ernst & Young from 1967 to 1994, and served as a partner of that firm from 1979 to 1994. He is a member of Counsel, the governing body, of the American Institute of Certified Public Accountants and an honorary member of the Executive Committee of the American Arbitration Association. He is on the Editorial Board of the CPA Journal where he often authors book reviews and articles and is a frequent lecturer on accounting, auditing, ethics and corporate governance issues at accounting and legal conferences. He has appeared as a guest on television and radio programs to discuss regulation of the accounting profession and issues related to financial reporting, the Sarbanes-Oxley Act and corporate governance, including appearances on the NewsHour with Jim Lehrer and programs broadcast on BBC, CNBC, Bloomberg TV and CBS MarketWatch (webcast). He achieved the rank of Captain in the U.S. Army, has a B.B.A. from the City College of New York, and is a New York, Ohio, and Connecticut certified public accountant. Mr. Love has been a director of our company since 2004.

          Russell Pflueger, age 44, is a director and since 2002 has been  the Founder, Chairman and Chief Executive Officer of Quiescence Medical, Inc., a medical device development company. During 2001 and 2002, he founded and served as Chairman and Chief Executive Officer of Pain Concepts, Inc, a medical device company. He holds a chemical engineering degree from Texas A&M University and an MBA from the University of California at Irvine. Mr. Pflueger has been a director of our company since 2006.

          Steven T. Plochocki, age 56, is a director and is presently a private healthcare investor. . From February 2007 to May 2008 he served as Chairman and Chief Executive Officer of Omniflight Helicopter, Inc., a Dallas-based air medical services company. From October 2006 through February 2007 Mr. Plochocki was a private investor in the the healthcare sector.  He previously served as Chief Executive Officer and Director of Trinity Hospice, a national hospice provider from October 2004 through October 2006. Prior to joining Trinity Hospice, he was Chief Executive Officer of InSight, a national provider of diagnostic imaging services from November 1999 to August 2004. He was Chief Executive Officer of Centratex Support Services, Inc., a support services company for the healthcare industry and had previously held other senior level positions with healthcare industry firms. He holds B.A. in Journalism and Public Relations from Wayne State University and a Master’s degree in Business Management from Central Michigan University. Mr. Plochocki has been a director of our company since 2004.

          Sheldon Razin, age 70, is a director. He is the founder of our company and has served as our Chairman of the Board since our inception in 1974. He served as our Chief Executive Officer from 1974 until April 2000. Since its inception until April 2000, he also served as our President, except for the period from August 1990 to August 1991. Additionally, Mr. Razin served as Treasurer from our inception until October 1982. Prior to founding our company, he held various technical and managerial positions with Rockwell International Corporation and was a founder of our predecessor, Quality Systems, a sole proprietorship engaged in the development of software for commercial and space applications and in management consulting work. Mr. Razin holds a B.S. degree in Mathematics from the Massachusetts Institute of Technology.

          Ibrahim Fawzy, age 68, is a director and the President of Fawzy Consultancy, which he founded in 1999, and which does work in the fields of industry and investment in Egypt and the Arab world. He is a director of Olympic Group for Financial Investments, Egyptians Abroad Investment and Development Co. and Egyptians Abroad for Portfolio Management, all publicly-held companies based in Egypt. He also serves as the Chairman of Egyptians Co. for Housing, Development & Reconstruction, a publicly-held company based in Egypt. He is an emeritus professor of mechanical engineering t Cairo University in Egypt. He has been a director of our company since 2005.

          Ahmed Hussein, age 67, is a director. He is the Chairman of the Board of Directors of National Investment Company, Cairo, Egypt, a member of its Board since inception and as Chairman since 1999. He founded National Investment Company in 1996 and has served as a member of its Board of Directors since its inception and as Chairman since 1999. He served as a Senior Vice President of Dean Witter from 1993 to 1996. He is a director of the Six of October University, and the Chairman of the Board of Directors of Nobria griculture, a publicly held Egyptian company.  He has been a director of our company since 1999.

          Edwin Hoffman, age 70, is currently a self-employed engineering consultant. From 1972 to 2001, he was Co-Founder and President of Osborne-Hoffman Inc., a company that developed and marketed products for the security industry. He holds a BSEE from the City College of New York and a MSEE and PhD from the Polytechnic Institute of Brooklyn. He has been a director of our company since 2006.

NON-DIRECTOR EXECUTIVE OFFICERS

          The following persons are non-director executive officers of our company:

          Louis E. Silverman, age 49, joined our company as President and Chief Executive Officer in July 2000. Mr. Silverman also served as a director of our company from May 25, 2005 to June 29, 2008. Mr. Silverman was previously Chief Operations Officer of CorVel Corp., a publicly traded national managed care services and technology firm with headquarters in Irvine, California. Mr. Silverman holds a Master of Business Administration degree from Harvard Graduate School of Business Administration and a Bachelor of Arts degree from Amherst College. Mr. Silverman provided his notice of resignation from all positions with our Company on June 18, 2008, to be effective August 16, 2008. Mr. Silverman’s Board service terminated on June 30, 2008.

          Donn E. Neufeld, age 51, was appointed Senior Vice President and General Manager, QSI Division, on April 29, 2008. Mr. Neufeld has served as our Vice President Software and Operations since January 1996. He served as our Vice President of Operations from June 1986 until January 1996. From April 1981 until June 1986, Mr. Neufeld held the position of Manager of Customer Support. He joined our company in 1980.

          Paul A. Holt, age 42, was appointed Chief Financial Officer in November 2000. Mr. Holt served as our Controller from January 2000 to May 2000 and was appointed interim Chief Financial Officer in May 2000. Prior to joining us, Mr. Holt was the Controller of Sierra Alloys Co., Inc., a titanium metal manufacturing company from August 1999 to December 1999. From May 1997 to July 1999, he was Controller of Refrigeration Supplies Distributor, a wholesale distributor and manufacturer of refrigeration supplies and heating controls. From March 1995 to April 1997 he was Assistant Controller of Refrigeration Supplies Distributor. Mr. Holt is a Certified Public Accountant and holds an M.B.A. from the University of Southern California and a B.A. in Economics from the University of California, Irvine.

Section 16(a) Beneficial Ownership Reporting Compliance

          Under Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our directors and executive officers and any person who beneficially owns more than 10% of our outstanding common stock (“reporting persons”) are required to report their initial beneficial ownership of our common stock and any subsequent changes in that ownership to the Commission and Nasdaq. Reporting persons are required by Commission regulations to furnish to us copies of all reports they file in accordance with Section 16(a).

          Based solely upon our review of the copies of such reports received by us, or written representations from certain reporting persons that no other reports were required, we believe that during the fiscal year ended March 31, 2007, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

          We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (our principal financial and accounting officer). This Code is posted on our Internet Website located at www.qsii.com. The Code may be found as follows: From our main Web page, first click on “company info” and then on “corporate governance.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code by posting such information on our Website, at the address and location specified above.

Audit Committee

          Our Board has an Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, that since June 30, 2008 has consisted of Messrs. Love, Plochocki, Hoffman and Kaplan. Our Audit Committee is comprised entirely of “independent” (as defined in Rule 4200(a)(15) of the Nasdaq listing standards) directors and operates under a written charter adopted by our Board. The duties of our Audit Committee include meeting with our independent public accountants to review the scope of the annual audit and to review our quarterly and annual financial statements before the statements are released to our shareholders. Our Audit Committee also evaluates the independent public accountants’ performance and determines whether the independent registered public accounting firm should be retained by us for the ensuing fiscal year. In addition, our Audit Committee reviews our internal accounting and financial controls and reporting systems practices and is responsible for reviewing, approving and ratifying all related party transactions. Our Audit Committee’s current charter is posted on our Internet website at www.qsii.com. Our Audit Committee and our Board have confirmed that our Audit Committee does and will continue to include at least three independent members. Our Audit Committee and our Board have confirmed that Mr. Love met applicable Nasdaq listing standards for designation as an “Audit Committee Financial Expert” and for being “independent.”

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis

Compensation Philosophy, Objectives and Components

          This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.

          Our Compensation Committee has responsibility for establishing our compensation philosophy and making recommendations to our Board consistent with that philosophy. Our Compensation Committee seeks to ensure that the total compensation paid to our “named executive officers” (as defined above our “Summary Compensation Table for Fiscal Year Ended March 31, 2008”) is fair, reasonable and competitive.

          Our Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by our company, and which aligns executives’ interests with those of our shareholders and customers by rewarding performance above established goals, with the ultimate objective of improving shareholder value and customer satisfaction. Our Compensation Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key executive positions and that compensation provided to key executive employees remains competitive relative to the compensation paid to similarly situated executives. To that end, our Compensation Committee believes that the executive compensation packages for our named executive officers should include both cash and equity-based compensation that reward performance as measured against established goals.

          Our Compensation Committee reviews and makes recommendations to our Board for approval regarding annual base salaries; incentive bonuses, including specific goals and amounts; equity compensation; employment agreements, severance arrangements, and change-in-control agreements/provisions; and any other benefits or compensation for our named executive officers. For the purpose of approving the compensation of our named executive officers, the independent members of our Board meet in executive session to consider and act upon the recommendations of the Compensation Committee. Also to the extent there is a deadlock in our Compensation Committee, an Independent Directors Compensation Committee is constituted to act upon such recommendations.

          Our Compensation Committee annually assesses the performance of each of the named executive officers, though these assessments are not part of a formal review process, and to date have not been shared with the named executive officers.

          Our Compensation Committee has, from time to time, engaged independent compensation consultants to advise it on matters of Board, executive, and equity compensation. Compensation consultants were most recently utilized in 2005. Our Compensation Committee also consults publicly available compensation data from time to time as part of its Board, executive and equity compensation decisions.

          Key components of our compensation program for fiscal year 2008 were base salary and cash and equity incentive programs. Our Compensation Committee views the various components of compensation as related but distinct. A significant percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above. Our Compensation Committee determines the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Base Salary

          We provide named executive officers with base salaries to compensate them for services rendered during the fiscal year. Base salaries for named executive officers are determined based on positions and responsibilities using available market data and considering individual performance, company performance, future contribution potential, peer compensation levels and internal equity issues. The weight given to each of these factors can vary from individual to individual. Base salaries are intended to be set at levels that, in combination with other compensation vehicles, offer the potential to attract, retain, and motivate qualified individuals. Base salaries are targeted to be moderate yet competitive.

          Salary levels are typically considered annually as part of our Compensation Committee’s performance review process. Based on the above principles, on May 31, 2007, our Compensation Committee recommended that our Board set base salaries for our named executive officers as follows:

•	Mr. Silverman – $440,000 (increased from $400,000), effective November 1, 2007;

•	Mr. Holt – $250,000 (increased from $230,000), effective July 23,2007;

•	Mr. Cline – $495,000 (increased from $450,000), effective November 1, 2007; and

•	Mr. Flynn – $250,000 (increased from $230,000), effective November 1, 2007.

Cash and Equity Incentive Programs

          Fiscal Year 2008 Incentive Program Terms

          On May 31, 2007, our Compensation Committee recommended that our Board establish cash and equity incentive bonus programs for fiscal year 2008. Bonus criteria for our named executive officers were set as follows:

•

Mr. Silverman was eligible for cash compensation up to $475,000 based on meeting certain target increases in earnings per share (“EPS”) performance and revenue growth during the fiscal year as well as meeting certain operational requirements established by our Board of Directors. Of the total $475,000 potential cash compensation, 40% was allocated to the EPS performance criteria, 40% was allocated to the revenue growth criteria and the remaining 20% was discretionary and was allocated in part to the operational requirements criteria;

•	Mr. Holt was eligible for cash compensation of up to $80,000 based upon the achievement of certain qualitative goals as approved by the Compensation Committee and our Board of Directors;

•

Mr. Cline was eligible for cash compensation of up to $550,000 based on meeting certain target increases in EPS performance and revenue growth during the fiscal year as well as meeting certain operational requirements established by our Board of Directors. Of the total $550,000 potential cash compensation, 40% was allocated to the EPS performance criteria, 40% was allocated to the revenue growth criteria and the remaining 20% was discretionary and was allocated in part to the operational requirements; and

•

Mr. Gregory Flynn, former Executive Vice President and General Manager, QSI Division, was eligible for cash compensation of up to $80,000 based upon the achievement of certain qualitative and quantitative goals related to both QSI Division performance and other corporate objectives as approved by the Compensation Committee and our Board of Directors. Of the total $80,000 potential cash compensation, payment of up to $50,000 was based on achievement of quantitative goals, and payment of the remaining amount (up to the $80,000 total) was discretionary based on achievement of qualitative goals. Mr. Flynn passed away on September 26, 2007.

•

Mr. Neufeld was appointed the Senior Vice President and General Manager of the QSI Division on April 29, 2008, assuming the duties of Mr. Gregory Flynn, and did not participate in the cash and equity incentive program during fiscal year 2008.

          For fiscal year 2008, with respect to the amount of the cash bonus payable to Messrs. Silverman and Cline attributable to revenue growth, targets for revenue growth of 28%, 32%, 36% and 40% corresponded to 20%, 40%, 70% and 100%, respectively, of such award. With respect to the amount of the cash bonus payable to Messrs. Silverman and Cline attributable to EPS growth, targets for EPS growth of 35%, 40%, 45% and 50% corresponded to 20%, 40%, 70% and 100%, respectively, of such award. None of the foregoing targets were achieved.

          On May 31, 2007, our Compensation Committee and Board also approved an equity incentive program for fiscal year 2008, covering employees in our operating divisions as well as our corporate staff as groups and each of our named executive officers. The same quantitative revenue and EPS criteria referenced above were adopted to determine eligibility for option grants under the incentive program, with 50% of the available equity incentive tied to performance against Board-established EPS criteria and 50% of the available equity incentive tied to performance against Board-established revenue criteria. None of the EPS or revenue criteria were met and no cash or equity payments were made under the program.

          Under the equity incentive plan for fiscal year 2008, our named executive officers became eligible to receive an aggregate of up to 160,000 options (unchanged from the prior year in aggregate and individual amounts) to purchase our common stock based on meeting certain target increases in EPS and/or revenue during fiscal year 2008 as follows:

•	Mr. Silverman – up to 40,000 options;

•	Mr. Holt – up to 10,000 options;

•	Mr. Cline – up to 100,000 options; and

•	Mr. Flynn – up to 10,000 options.

          The options were to be issued pursuant to standard stock option agreements under one of our shareholder-approved option plans and would have an exercise price equal to the closing sale price of our shares on the Nasdaq Global Select Market as of the date of grant, a term of five years, and vest in four equal annual installments commencing one year following grant date.

Fiscal Year 2008 Incentive Program Payouts

          On May 29, 2008, our Compensation Committee and the independent members of our Board of Directors authorized the issuance of the following awards under the cash and equity compensation components of our incentive compensation programs for fiscal year 2008:

•	Mr. Silverman received no cash and no options;

•	Mr. Holt received cash totaling $80,000 and no options.

•	Mr. Cline received cash totaling $110,000 attributable to the discretionary component and no options.

•	Mr. Flynn passed away on September 26, 2007.

The above cash payments were made following the filing of our Form 10-K for the fiscal year ended March 31, 2008:

Fiscal Year 2009 Incentive Program Terms

          On June 23, 2008, our Special Compensation Committee and an executive session of our Board, each comprised of all of our independent directors, approved a compensation program for our named executive officers for the fiscal year ending March 31, 2009. Typically, our Compensation Committee approves of the compensation program and recommends its adoption to our Board sitting in an executive session of solely independent directors. This year, at its meeting held on June 16, 2008, our Compensation Committee deadlocked concerning the establishment of a proposed 2009 compensation program and was unable to report out to our Board a compensation plan for the 2009 fiscal year. A proposal supported by two of the four members of the Compensation Committee (and opposed by the other two members) was distributed to our Board including our independent directors serving as our Special Compensation Committee as a result of the deadlock. Following approval by the Special Compensation Committee on June 23, 2008, the matter of the proposed 2009 compensation program was then reviewed, discussed and approved by the independent directors of our Board at the Board meeting on June 23, 2008. The compensation program includes base salaries and both cash and equity incentive compensation components. Additionally, an equity incentive compensation plan was adopted for key personnel other than our named executive officers. Our Compensation Committee has structured the EPS performance criteria and revenue growth criteria to require the named executive officers to exert increasingly greater efforts in order to earn increasingly higher potential cash and equity incentive compensation. Under the 2008 plan, none of the targets were ultimately achieved and no objective bonus amounts or cash or options were earned. The objective portion of the 2009 plan (applicable to Messrs. Silverman and Cline) is similar in structure to the 2008 plan (with some exceptions as to the revenue and EPS target amounts and amounts of cash bonus and options earned upon achieving lower-end revenue and EPS targets).

          Mr. Silverman has tendered his resignation from all positions with our company effective August 16, 2008 and is not expected to participate in the base salary, cash incentive or equity incentive components of our fiscal year 2009 compensation program. Mr. Silverman’s service on Board terminated on June 30, 2008.

          Future base salary levels for our named executive officers were set as follows:

•	Lou Silverman – $440,000 (unchanged from the prior year), effective November 1, 2008;

•	Paul Holt - $275,000 (to increase from $250,000), effective July 23, 2008;

•	Pat Cline - $600,000 (to increase from $495,000), effective November 1, 2008; and

•	Donn Neufeld - $225,000 (to increase from $194,000), effective June 1, 2008

          The cash incentive compensation component of the fiscal year 2009 compensation program for named executive officers provides as follows:

•

for Lou Silverman, cash compensation of up to $440,000 may be earned based on meeting certain target increases EPS performance and revenue growth during the fiscal year as well as meeting certain operational requirements established by our Board of Directors. Of the total $440,000 potential cash compensation, 40% is allocated to the EPS performance criteria, 40% is allocated to the revenue growth criteria and the remaining 20% is discretionary and is subject to meeting the acquisition objectives established by our Board;

•	for Paul Holt, cash compensation of up to $80,000 may be earned based upon the achievement of certain qualitative goals as approved by our Compensation Committee and our Board of Directors;

•

for Pat Cline, cash compensation of up to $600,000 may be earned based on meeting certain target increases in EPS performance and revenue growth during the fiscal year as well as meeting certain operational requirements established by our Board of Directors. Of the total $600,000 potential cash compensation, 40% is allocated to the EPS performance criteria, 40% is allocated to the revenue growth criteria and the remaining 20% is discretionary and is subject to meeting the acquisition objectives established by our Board; and

•

for Donn Neufeld, cash compensation of up to $80,000 may be earned based upon the achievement of certain qualitative and quantitative goals related to both QSI Division performance and other corporate objectives as approved by our Compensation Committee and our Board of Directors. Of the total $80,000 potential cash compensation, payment of up to $60,000 is based on achievement of quantitative goals, and payment of the remaining $20,000 amount is discretionary based on achievement of qualitative goals.

          The equity incentive component of the compensation program for fiscal year 2009 provides that our named executive officers are eligible to receive an aggregate of up to 130,000 options to purchase common stock based on meeting certain target increases in EPS performance and revenue growth during the fiscal year as follows:

•	Mr. Silverman – 40,000 options;

•	Mr. Holt – 10,000 options;

•	Mr. Cline – 70,000 options; and

•	Mr. Neufeld – 10,000 options.

          Of the total 130,000 potential options, 50% are allocated to the EPS performance criteria and 50% are allocated to the revenue growth criteria. If earned, the options would be issued pursuant to one of the shareholder-approved option plans, have an exercise price equal to the closing price of our shares on the Nasdaq Global Select Market (or such other market upon which such shares then trade) as of the date of grant, a term of five years, vest in four equal, annual installments commencing one year following the date of grant and be granted pursuant to our standard stock option agreement.

Other Benefits

          We do not provide our named executive officers with perquisites and other personal benefits, as defined, other than those generally available to all employees who meet basic eligibility criteria and other than a $300 per month car allowance for Pat Cline.

          We have a 401(k) plan available to substantially all of our employees. Participating employees may defer each year up to the limit set in the Internal Revenue Code. The annual company contribution is determined by a formula set by our Board and may include matching and/or discretionary contributions. The retirement plans may be amended or discontinued at the discretion of our Board. Matching contributions for the named executive officers are included in the “All Other Compensation” column of the Summary Compensation Table for Fiscal Year Ended March 31, 2008.

          We have a deferred compensation plan available for the benefit of officers and employees who qualify for inclusion. The plan is described below in connection with the Nonqualified Deferred Compensation Table Fiscal Year ended March 31, 2008 table.

          We have a voluntary employee stock purchase plan for the benefit of certain full-time employees. The plan is designed to allow employees to acquire shares of our common stock through automatic payroll deduction. Each eligible employee may authorize the withholding of up to 10% of his/her gross payroll each pay period to be used to purchase shares on the open market by a broker designated by us. In addition, we will match 5% of each employee’s contribution and will pay all brokerage commissions and fees in connection with each purchase. The amount of the company match is discretionary and subject to change. The plan is not intended to be an employee benefit plan under the Employee Retirement Income Security Act of 1974. During the fiscal year ended March 31, 2008, none of our named executive officers participated in the employee stock purchase plan although all of our named executive officers met the plan’s eligibility requirements.

Tax and Accounting Implications

Deductibility of Executive Compensation.

          As part of its role, our Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals unless the compensation qualifies as performance-based. Our Compensation Committee currently intends that all cash compensation paid will be tax deductible for us. However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option, gains recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee. In addition, if we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the employee. Also, in certain situations, our Compensation Committee may recommend compensation that does not meet deductibility qualifications, in order to ensure competitive levels of total compensation for our executive officers. For fiscal year 2008, compensation paid to executives, even amounts in excess of $1,000,000 for any named executive officer, were deductible for federal income tax purposes as we considered compensation to be performance-based.

Accounting for Stock-Based Compensation.

          On April 1, 2006, we began accounting for stock-based payments, including those under or equity incentive program, in accordance with the requirements of SFAS 123R. For further information regarding SFAS 123R, refer to Note 2 to the Financial Statements contained in our Form 10-K for the fiscal year ended March 31, 2008.

Summary Compensation Table for Fiscal Year Ended March 31, 2008

The following table provides information concerning the compensation for the fiscal years ended March 31, 2008 and 2007 for our principal executive officer, our principal financial officer, and our two Division heads, who were the only other executive officers whose total compensation exceeded $100,000 during fiscal year 2008 (collectively, the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonquali- fied Deferred Compen- sation Earnings ($) (2)	All Other Compen- sation ($) (3)	Total ($)
Louis E.	2008	$416,667	$—	$—	$426,331	$—	$—	$2,350	$845,348
Silverman,	2007	$400,000	$—	$—	$444,110	$228,000	$—	$2,200	$1,074,310
Chief Executive Officer and President

Paul A. Holt,	2008	$243,872	$—	$—	$144,680	$80,000	$2,439	$2,300	$473,291
Chief Financial	2007	$223,795	$—	$—	$149,125	$70,000	$5,900	$2,586	$451,406
Officer and Secretary

Patrick B.	2008	$468,750	$—	$—	$695,340	$110,000	$4,688	$6,531	$1,285,309
Cline	2007	$420,833	$—	$—	$776,104	$320,000	$14,459	$5,862	$1,537,258
President, NextGen Healthcare Information Systems Division

Gregory Flynn	2008	$173,252	$—	$—	$102,970	$—	$1,733	$1,675	$279,630
Executive Vice	2007	$228,833	$—	$—	$210,389	$70,000	$7,004	$2,346	$518,572
President, General Manager of QSI Division(4)

(1) The amount reflected in this column is the compensation cost we recognized for financial statement reporting purposes during fiscal 2008 under SFAS 123R for grants made in fiscal 2008 and prior years and does not include an estimate of forfeitures. Mr. Flynn forfeited 44,750 options. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years indicated:

	2008	2007	2006	2005	2004	2003

Dividend yield	2.7% - 3.4%	2.1% - 2.4%	—	—	—	—

Expected volatility	42.4% - 44.8%	47.0% - 48.5%	47.7%	47.7% - 57.0%	55.0% - 57.0%	—

Risk-free interest rates	2.5% - 5.1%	4.5% - 5.1%	3.7%	3.0% - 3.7%	3.0%	—

Expected option life (years)	3.75 - 4.01	3.75 - 4.75	4.0	4.0	4.0	—

Weighted-average fair value per share	12.4	14.3	15.2	7.2	8.2	—

(2) The amount reflected in this column represents our company’s contribution to the Nonqualified Deferred Compensation. Earnings are not included in this column as earnings are not considered above-market or preferential.

(3) The amount reflected in this column represents auto allowance and our company’s contributions to the 401(k) plan.

(4) Mr. Flynn passed away on September 26, 2007. Amounts represent the partial fiscal year during which he was employed by the Company.

Grants of Plan-Based Awards for Fiscal Year Ended March 31, 2008

The following table sets forth information regarding plan-based awards granted to our named executive officers during the fiscal year ended March 31, 2008.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securit- ies Under- lying Options (#)

										Exercise or Base Price of Option Awards
Name	Grant Date	Thres- hold ($) (1)	Target ($) (1)	Maximum ($) (2)	Thres- hold (#) (1)	Target (#) (1)	Maximum (#) (2) (6)
Louis E. Silverman	—	—	—	$475,000 (3)	—	—	40,000	—	—	—
Paul A. Holt	—	—	—	$80,000 (4)	—	—	10,000	—	—	—
Patrick B. Cline	—	—	—	$550,000 (3)	—	—	100,000	—	—	—
Gregory Flynn	—	—	—	$80,000 (5)	—	—	10,000	—	—	—

(1) No threshold or target amounts were set. The actual cash and equity incentive compensation paid is described above under the heading “Compensation Discussion and Analysis — Cash and Equity Incentive

Programs — Fiscal Year 2008 Incentive Program Payouts.” The actual cash incentive compensation paid is included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. The compensation cost of the options actually awarded under the fiscal year 2008 equity incentive program is included in the “Option Awards” column of the Summary Compensation Table above. Information regarding the numbers of shares underlying the options actually awarded under the fiscal year 2008 equity incentive program accompanies footnote (6) to the Outstanding Equity Awards at Fiscal Year-End March 31, 2008 Table below.

(2) The amounts set forth in these columns reflects the maximum cash or share incentive awards possible under our cash and equity incentive programs for fiscal year 2008.

(3) The fiscal year 2008 cash incentive program provided for cash awards to Mr. Silverman and Mr. Cline based 20% upon qualitative factors determined by our Board in its discretion and 80% upon Board-established quantitative revenue and EPS growth objectives. The quantitative objectives were divided into four levels whereby 0%, 20%, 40%, 70% or 100% of the maximum estimated possible payout could be earned.

(4) The fiscal year 2008 cash incentive program provided for a cash award to Mr. Holt based upon the achievement of certain qualitative goals as approved by our Compensation Committee and our Board of Directors.

(5) The fiscal year 2008 cash incentive program provided for a cash award to Mr. Flynn based upon the achievement of certain qualitative and quantitative goals related to both QSI Division performance and other corporate objectives as approved by our Compensation Committee and our Board of Directors. Of the total $80,000 potential cash compensation, payment of up to $50,000 was based on achievement of quantitative goals, and payment of the remaining amount (up to the $80,000 total) was discretionary based on achievement of qualitative goals.

(6) The same quantitative revenue and EPS criteria referenced in footnote (3) above were adopted to determine eligibility for option grants under the fiscal year 2008 equity incentive program, with 50% of the available equity incentive tied to performance against Board-established EPS criteria and 50% of the available equity incentive tied to performance against Board-established revenue criteria.

Base Salary

Base salaries for the named executive officers are described above under the heading “Compensation Discussion and Analysis — Base Salary.”

Cash and Equity Incentive Programs

Cash and equity incentive program payouts made to the named executive officers are described above under the heading “Compensation Discussion and Analysis — Cash and Equity Incentive Programs.”

Employment Agreement with Louis E. Silverman

Mr. Silverman tendered his resignation from all positions with our company effective August 16, 2008. We are party to an employment agreement with Mr. Silverman dated as of July 20, 2000 (“effective date”) that details the terms of his employment as our Chief Executive Officer and President. Pursuant to the employment agreement, on the effective date we granted Mr. Silverman an option to purchase up to 497,040 shares of our common stock at an exercise price of $1.9375 per share, which option vested in four equal annual installments commencing one year after the effective date, and on the one year anniversary of the effective date, we granted to Mr. Silverman an option to purchase up to 239,760 shares of our common stock at an exercise price of $3.2475 per share, which option vested in four equal annual installments commencing on the second anniversary of the effective date.

The employment agreement provides that Mr. Silverman is eligible to earn and participate in all other benefit programs we offer, with the same eligibility requirements as would apply to any other executive of our company. However, we waived all waiting periods for health benefits and 401(k) benefits for Mr. Silverman.

The employment agreement contains confidentiality provisions, as well as post-termination non-solicitation and non-interference provisions that will run for two years and one year, respectively. Mr. Silverman’s employment under the employment agreement is at-will and may be terminated for any reason by him or by us upon 60 days’ prior written notice to the other party. However, the employment agreement contains various termination and change-in-control provisions as described below under “Potential Payments on Termination of Employment or Change-in-Control.”

Outstanding Equity Awards at Fiscal Year-End March 31, 2008

	Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Louis E. Silverman	42,500	42,500	(1)	—	$19.3375	02/11/2012	—	$—	—	$—
	—	22,000	(5)	—	$38.8300	06/12/2012	—	$—	—	$—

Paul A. Holt	5,900	4,000	(2)	—	$11.8550	09/03/2009	—	$—	—	$—
	16,000	12,750	(1)	—	$19.3375	02/11/2012	—	$—	—	$—
	—	5,500	(5)	—	$38.8300	06/12/2012	—	$—	—	$—

Patrick B. Cline	9,000	—	(3)	—	$3.8650	10/29/2008	—	$—	—	$—
	20,000	20,000	(2)	—	$11.6675	06/10/2009	—	$—	—	$—
	42,500	42,500	(1)	—	$19.3375	02/11/2012	—	$—	—	$—
	3,750	11,250	(4)	—	$37.0900	08/11/2011	—	$—	—	$—
	—	55,000	(5)	—	$38.8300	06/12/2012	—	$—	—	$—

(1) Option was granted February 11, 2005 and is vesting in four equal annual installments commencing one year after the grant date. Accordingly, the remaining unexercisable shares are scheduled to vest in one equal annual installment on February 11, 2009.

(2) Option was granted September 3, 2004 and is vesting in four equal annual installments commencing one year after the grant date. Accordingly, the remaining unexercisable shares are scheduled to vest in one equal annual installment on September 3, 2008.

(3) Option was granted October 29, 2003 and vested in four equal annual installments commencing one year after the grant date. Accordingly, there are no remaining unexercisable shares as all shares vested on October 29, 2007.

(4) Option was granted August 11, 2006 and vests in four equal annual installments commencing one year after the grant date. Accordingly, the remaining unexercisable shares are scheduled to vest on August 11, 2008, August 11, 2009 and August 11, 2010.

(5) Option was granted June 12, 2007 pursuant to our fiscal year 2007 equity incentive plan and vests in four equal annual installments commencing one year after the grant date. Accordingly, the unexercisable shares are scheduled to vest on June 12, 2009, June 12, 2010 and June 12, 2011.

Option Exercises and Stock Vested During Fiscal Year Ended March 31, 2008

The following table sets forth information regarding options exercised and stock awards vested during fiscal 2008 for our named executive officers. Value realized on exercise is based on the difference between the per share exercise price and the closing sale price of a share of our common stock on the exercise date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Louis E. Silverman	85,000	$1,656,863	—	—
Paul A. Holt	17,350	$281,955	—	—
Patrick B. Cline	—	$—	—	—
Gregory Flynn	28,875	$784,572	—	—

Pension Benefits

          We do not have any plans that provide for payments or other benefits at, following or in connection with the retirement of any named executive officer.

Nonqualified Deferred Compensation Fiscal Year Ended March 31, 2008

          The following table sets forth information regarding our defined contribution or other plan that provides for the deferral of compensation for any named executive officer on a basis that is not tax-qualified. Participating employees may defer between 5% and 50% of their compensation per plan year. In addition, we may but are not required to, make contributions into the deferral plan on behalf of participating employees. Each employee’s deferrals together with earnings thereon are accrued as part of the long-term liabilities of our company. Investment decisions are made by each participating employee from a family of mutual funds. To offset this liability, we have purchased life insurance policies on some of our participants. We are the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave our company. Distributions will be paid out to participants either upon retirement, death, termination of employment or upon termination of the nonqualified deferred compensation plan. Distribution will generally equal the deferral amount plus or minus earnings or losses and will be in the form of a lump sum of five annual installments as elected by the participant should the account balance exceed $25,000.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance at Last FYE ($)
Louis E. Silverman	$—	$—	$—	$—	$—
Paul A. Holt	$25,637	$2,439	$(5,502)	$—	$75,276
Patrick B. Cline	$35,813	$4,688	$(7,711)	$—	$144,176
Gregory Flynn	$8,663	$1,733	$4,221	$(316,522)	$—

(1) No amounts were reported in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column in the Summary Compensation Table above, as earnings are not considered above-market or preferential.

Potential Payments Upon Termination of Employment or Change-in-Control

          The following discussion and tables describe and illustrate potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change-in-control or termination of employment, assuming a March 31, 2008 termination date.

Louis E. Silverman Employment Agreement

Mr. Silverman resigned as a director effective June 30, 2008 and tendered his resignation from all other positions with our company to be effective August 16, 2008. Mr. Silverman’s employment agreement provides that his employment is at-will. Accordingly, Mr. Silverman’s employment may be terminated for any reason by him or us upon 60 days written notice to the other party, subject to the severance payments described below.

Benefits Payable to Louis E. Silverman	Death or Disability	Cause	Without Cause or For Good Reason	Termination Upon Change-In-Control
Performance or other bonus earned and unpaid	$—	$—	$—	$—
Accelerated vesting of stock options (1)	$—	$—	$169,837	$679,346
Lump sum cash payment equal to six months of base compensation	$—	$—	$220,000	$220,000

(1) Represents the aggregate value of the accelerated vesting of unvested stock options based solely on the intrinsic value of the options as of March 31, 2008, calculated by multiplying (a) the difference between the fair market value of our common stock on March 31, 2008, which was $29.87, and the applicable exercise price by (b) the assumed number of option shares vesting on an accelerated basis on March 31, 2008.

          The employment agreement also provides for immediate vesting of an additional 25% of all unvested options granted pursuant to the employment agreement and a lump sum cash payment equal to six months of base compensation if we breach the agreement. In addition, the employment agreement provides for immediate vesting of 100% of all unvested options governed by the acceleration provisions of the employment agreement if there is a termination upon a change-in-control. The foregoing acceleration provisions apply to the outstanding options granted to Mr. Silverman in February 2005 but are not applicable to subsequent option grants.

          Below are descriptions of the key factors used to determine whether termination of employment under the employment agreement is due to disability, cause or good reason or constitutes a termination upon a change-in-control.

          “Disability” means that our Board, in its sole opinion, determines that Mr. Silverman is prevented from properly performing his duties under the employment agreement by reason of any physical or mental incapacity for a period of more than twelve consecutive weeks or for a cumulative period of 90 business days in any 18-month period.

          “Cause” means that Mr. Silverman engaged either (i) in any criminal conduct constituting a felony (or that involved dishonesty, breach of trust or moral turpitude) and criminal charges are brought against him by a governmental authority or he enters a plea of nolo contendere (or similar plea) to such charges or (ii) knowingly and willfully engaged in activities that would constitute a material breach of any term of the employment agreement resulting in a material injury to our business condition, financial or otherwise, results of operations or prospects, as determined in good faith by our Board of Directors.

          “Good reason” exists if without Mr. Silverman’s prior written consent and in the absence of prior written notice of the Board’s intent to terminate for cause, one or more of the following events occurs:

•

we assign to Mr. Silverman any duties materially inconsistent with or that constitute a material change in his position, duties, responsibilities, or status with us, or a material change in his reporting responsibilities, title, or offices; or removal of him from or failure to re-elect him to any of such positions, except in connection with the termination of the period of employment by reason of his death or disability or cause;

•	we reduce his annual salary then in effect or materially diminish his position, duties, authority or status;

•

we act in any way that would adversely affect his participation in or materially reduce his benefits under any of our benefit plans in which he is participating or we deprive him of any material fringe benefit enjoyed by him, except in so far that our action or inaction (i) is also taken or not taken, as the case may be, in respect of all employees generally, (ii) is required by the terms of any benefit plan as in effect immediately before the action or inaction, or (iii) is necessary to comply with applicable law or to preserve the qualification of any benefit plan under section 401(a) of the Internal Revenue Code;

•

we fail to remedy any non-compliance with any provisions of his employment agreement promptly, and in no event later than ten business days after our receipt of written notice of non-compliance from him; or

•	there is a material change in the nature or direction of our business or his place of employment.

          “Termination Upon a Change-in-Control” will be deemed to occur under the employment agreement upon either (i) the termination of Mr. Silverman without cause within 120 days prior to or 90 days after the event constituting a change-in-control; or (ii) at Mr. Silverman’s election, within 90 days of the event constituting the change-in-control, not to continue with the successor or surviving corporation.

A “change-in-control” is the earliest to occur of any of the following events:

•	the direct or indirect sale, lease, exchange or other transfer of 35% of more of our total assets to any person, entity or group;

•

our merger, consolidation or other business combination with another company with the effect that our shareholders immediately prior to the transaction hold less than 51% of the combined voting power of the then outstanding securities of the surviving company having the right to vote in the election of directors;

•	the replacement of a majority of the members of our Board of Directors in any given year without the approval of our Board of Directors as constituted at the beginning of the year; or

•

the purchase of 25% or more of the combined voting power of our outstanding securities having the right to vote in the election of directors by a person or group other than as a result of the purchase of securities by Ahmed Hussein or his affiliates of securities beneficially owned by Sheldon Razin or his affiliates or vice versa.

Arrangements with Other Named Executive Officers

          We are not a party to any contracts, agreements, plans or arrangements that would provide payments to Messrs. Holt, Cline or Neufeld at, following or in connection with any termination of employment, change-in-control, or change in responsibilities.

Stock Option and Award Exercisability

          Our Amended and Restated 1998 Stock Option Plan (our “1998 Plan”) provides for the issuance of nonqualified and incentive stock options. Our 2005 Stock Option and Incentive Plan (our “2005 Plan”) provides for the issuance of numerous types of stock-based awards, including without limitation, stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, and performance units.

          Generally, exercisability of options and other awards granted under our option plans terminate following termination of employment as described in the table below. The consequences described in the column relating to the 2005 Plan apply except to the extent that the 2005 Plan, the applicable award agreement or our Board may otherwise provide where permitted by the 2005 Plan.

Reason for Termination of Employment	Exercisability Consequences Under 1998 Plan	2005 Plan

Voluntary resignation by employee or termination for cause by us	All options terminate immediately.	All unvested awards terminate immediately.

Retirement pursuant to a company retirement policy, if any, that we adopt	All options terminate immediately.	Options and stock appreciation rights remain exercisable (to the extent vested prior to retirement) until the earlier of the expiration of the award term or three years after retirement.

Termination without cause by us	Options remain exercisable (to the extent vested prior to termination) until the earlier of the expiration of the option term or 30 days after the termination of employment.

Options and stock appreciation rights remain exercisable (to the extent vested prior to termination) until the earlier of the expiration of the award term or three months after the termination of employment.

Disability	Options remain exercisable (to the extent vested prior to termination) until the earlier of the expiration of the option term or 365 days after the termination of employment.

Options and stock appreciation rights remain exercisable (to the extent vested prior to termination) until the earlier of the expiration of the award term or six months after the termination of employment.

Death during, or within a period specified in the option after the termination of, employment	Options remain exercisable (to the extent vested prior to termination) until the earlier of the expiration of the option term or 365 days after the date of death.	Options and stock appreciation rights remain exercisable (to the extent vested prior to termination) until the earlier of the expiration of the award term or six months after the date of death.

          For options granted pursuant to our 1998 Plan, our Board has the discretion to accelerate the vesting of any outstanding options held by our named executive officers and employees if no provision is made for the continuance of those plans and the assumption of options outstanding under those plans if we dissolve or are liquidated, if we are not the surviving entity in a merger, consolidation, acquisition or other reorganization, if we are the subject of a reverse merger in which more than 50% of our voting shares are converted into cash, property or the securities of another entity, or if we sell substantially all of our property or shares to another entity.

          Under our 2005 Plan, our Board may exercise discretion at any time, whether before or after the grant, expiration, exercise, vesting or maturity of or lapse of restriction on an award or the termination of employment of a grantee, to amend any outstanding award or award agreement, including an amendment that would accelerate the time or times at which the award becomes unrestricted or may be exercised, or waive or amend any goals, restrictions or conditions set forth in the award agreement, subject to shareholder approval for any amendments involving repricing of awards.

          In addition, awards under our 2005 Plan will fully vest in connection with a change in control as defined in our 2005 Plan. Examples of changes in control under our 2005 Plan generally include, with various exceptions detailed in our 2005 Plan: any person becoming the beneficial owner of more than 50% of the combined voting power of our then outstanding securities; the consummation of certain mergers, consolidations, statutory share exchanges or similar forms of corporate transaction that require approval of our shareholders; our shareholders approving a plan of complete liquidation or dissolution of our company; or the consummation of a sale or disposition of all or substantially all of our assets other than a sale or disposition that would result in our voting securities outstanding immediately prior thereto continuing to represent 50% or more of the combined voting power of our company or the surviving entity outstanding immediately after the sale or disposition; or in the case of directors, officers or employees who are entitled to the benefits of a change in control agreement or similar provisions within an agreement entered into by us or a related entity that defines or addresses change in control, “change in control” as defined in such agreement.

          Our 2005 Plan also provides that if, within two years after the occurrence of a change in control, a termination of employment occurs with respect to any grantee for any reason other than cause, disability, death or retirement, the grantee will be entitled to exercise awards at any time thereafter until the earlier of (i) the date twelve months after the date of termination of employment and (ii) the expiration date in the applicable award agreement.

Director Compensation for Fiscal Year Ended March 31, 2008

          Our Director Compensation Program, which was most recently amended effective as of our 2006 annual shareholders meeting held September 20, 2006, provides that all non-employee directors receive a retainer of $30,000 per year plus a fee of $2,000 per Board meeting attended. Also, non-employee directors who serve on a committee of our Board receive a fee of $1,000 per committee meeting attended. In addition, each newly elected and re-elected non-employee director is to receive an option to purchase 5,000 shares of our common stock upon each annual election date. The options are to be priced at the fair market value of our common stock on the date of grant, vest in four equal annual installments commencing on the first anniversary of the date of grant, and expire seven years from the date of grant. However, the options are to fully vest at the conclusion of the director’s term of service if the director is not re-elected to our Board, except where the failure to be re-elected results from either a voluntary withdrawal from Board service by the director or prior removal from our Board for cause under Section 304 of the California Corporations Code.

          The following table provides information concerning compensation for our non-employee directors for the fiscal year ended March 31, 2008. Directors Silverman and Cline were employees of our company and thus receive no compensation for their services as directors. The compensation received by Messrs. Silverman and Cline as employees of our company is described elsewhere in this Report. Mr. Silverman resigned as a director effective June 30, 2008 and tendered his resignation from all other positions with our company to be effective August 16, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sheldon Razin	$50,000	$—	$30,200	$—	$—	$—	$80,200
Ibrahim Fawzy	$51,000	$—	$30,200	$—	$—	$—	$81,200
Edwin Hoffman	$69,000	$—	$30,200	$—	$—	$—	$99,200
Ahmed Hussein	$48,000	$—	$30,200	$—	$—	$—	$78,200
Vincent J. Love	$66,000	$—	$30,200	$—	$—	$—	$96,200
Russell Pflueger	$54,000	$—	$30,200	$—	$—	$—	$84,200
Steven Plochocki	$66,000	$—	$30,200	$—	$—	$—	$96,200

(1)

The amount reflected in this column is the compensation cost we recognized for financial statement reporting purposes during fiscal 2007 under SFAS 123R for grants made in fiscal 2008 and prior years. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years indicated:

	2008	2007

Dividend yield	2.99%	2.40%
Expected volatility	42.79%	48.50%
Risk-free interest rates	3.35%	4.70%
Expected option life (years)	4.75	4.75
Weighted-average fair value per share	$10.69	$15.52

At March 31, 2008, the aggregate number of option awards outstanding for each of the directors named in the table was as follows:

Director Name	Shares Underlying Options

Mr. Razin	54,000
Mr. Fawzy	34,000
Mr. Hoffman	10,000
Mr. Hussein	54,000
Mr. Love	44,000
Mr. Pflueger	10,000
Mr. Plochocki	54,000

Compensation Committee Interlocks and Insider Participation

          The Compensation Committee consists of Messrs. Plochocki, Hoffman, Pflueger and Fawzy. None of these individuals was, during the fiscal year ended March 31, 2008, an officer or employee of our company, and none of these individuals formerly was an officer of our company. No member of our Board has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

Independent Directors Compensation Committee Report

          Our Independent Directors Compensation Committee reviewed and discussed with management the “Compensation Discussion and Analysis” contained in this Report. Based on that review and discussion, a majority of our Independent Directors Compensation Committee recommended to our Board of directors that the “Compensation Discussion and Analysis” be included in this Report.

INDEPENDENT DIRECTORS COMPENSATION COMMITTEE

Steven Plochocki, Chairman
Edwin Hoffman Vincent Love Sheldon Razin Russell Pflueger Ibrahim Fawzy Ahmed Hussein

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Except as otherwise indicated in the related footnotes, the following table sets forth information with respect to the beneficial ownership of our common stock as of the record date, July 18, 2008, by:

•	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each of our directors and director nominees;

•	each of the “named executive officers” named in the “Summary Compensation Table for Fiscal Year Ended March 31, 2008” contained in this Report; and

•	all of our directors, director nominees and executive officers as a group.

          Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the securities. To our knowledge, unless indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as indicated in the footnotes to the table below, shares of common stock underlying options, if any, that currently are exercisable or are scheduled to become exercisable for shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 27,765,027 shares of common stock outstanding as of July 11, 2008.

          Unless otherwise indicated, the address of each of the beneficial owners named in the table is c/o Quality Systems, Inc., 18111 Von Karman Avenue, Suite 600, Irvine, California 92612. Messrs. Razin, Cline, Kaplan, Love, Plochocki and Pflueger are current directors of our company and are director nominees. Messrs. Bristol and Smith are not currently directors but are director nominees. Messrs. Hussein, Hoffman and Fawzy are current directors but, for reasons described below under the discussion of Proposal No. 1, Election of Directors, were not renominated for election as directors. Messrs. Cline, Silverman, Neufeld and Holt are executive officers of our company.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned
Sheldon Razin	5,179,380	(1)	18.6%
Ahmed Hussein	4,654,100	(2)	16.7%
Patrick B. Cline	164,250	(3)	*
Louis E. Silverman	82,400	(4)	*
Edwin Hoffman	2,500	(5)	*
Vincent J. Love	46,500	(6)	*
Steven T. Plochocki	46,500	(7)	*
Ibrahim Fawzy	26,500	(8)	*
Donn Neufeld	29,150	(9)	*
Paul A. Holt	29,275	(10)	*
Russell Pflueger	2,500	(11)	*
Philip N. Kaplan	—		*
George Bristol	—		*
Robert L. Smith	—		*
Columbia Wanger Asset Management	2,601,000	(12)	9.4%
FMR LLC	1,890,501	(13)	6.8%
All directors, director nominees and executive officers as a group (14 persons)	10,263,055	(14)	36.5%

*	Represents less than 1.0%.

(1)	Includes 46,500 shares underlying options.

(2)	Includes 46,500 shares underlying options.

(3)	Includes 112,750 shares underlying options.

(4)	Includes 5,500 shares underlying options.

(5)	Includes 2,500 shares underlying options.

(6)	Includes 36,500 shares underlying options and 10,000 shares owned by Mr. Love’s wife.

(7)	Includes 46,500 shares underlying options.

(8)	Includes 26,500 shares underlying options.

(9)	Includes 3,400 shares underlying options.

(10)	Includes 23,275 shares underlying options.

(11)	Includes 2,500 shares underlying options.

(12)

Power to vote or dispose of the shares beneficially owned by Columbia Wanger Asset Management LP. The address for Columbia Wanger Asset Management LP is 227 West Monroe Street, Suite 3000, Chicago, IL 60606. Number of shares of common stock beneficially owned is based upon Form 13G/A filed on May 9, 2008 and executed by Bruce H. Lauer, (i) Senior Vice President and Secretary, of  WAM Acquisition GP, Inc., its General Partner and (ii) Vice President, Secretary and Treasurer of Columbia Acron Trust .

(13)	Power to vote or dispose of the shares beneficially owned by FMR LLC is held by Edward C. Johnson as Chairman of FMR LLC The address for FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109. Number of shares of common stock beneficially owned is based upon Form 13G/A filed on February 14, 2008.

(14)	Includes 352,425 shares underlying options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of March 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	1,303,734	(1)	$22.81	1,175,000	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,303,734	(1)	$22.81	1,175,000	(2)

(1) Represents shares of common stock underlying options outstanding under our 1998 Plan and our 2005 Plan.

(2) Represents shares of common stock available for issuance under options or awards that may be issued under our 2005 Plan. The material features of these plans are described in Note 10 to our consolidated financial statements for the years ended March 31, 2008, 2007, and 2006.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

          During fiscal year 2008, our Transaction Committee was responsible for reviewing and approving transactions with related persons. Our Audit Committee has responsibility for reviewing all transactions with related persons.

          Our Board and Audit Committee have adopted written related party transaction policies and procedures relating to approval or ratification of transactions with related persons. Under the policies and procedures, our Audit Committee is to review the material facts of all related party transactions that require our Audit Committee’s approval and either approve or disapprove of our entry into the related party transactions, subject to certain exceptions, by taking into account, among other factors the committee deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in any discussion or approval of a related party transaction for which he or she is a related party. If an interested transaction will be ongoing, the committee may establish guidelines for our management to follow in its ongoing dealings with the related party and then at least annually must review and assess ongoing relationships with the related party.

          Under the policies and procedures, a “related party transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which the aggregate amount involved will or may be expected to exceed $30,000 in any calendar year, we are a participant, and any related party has or will have a direct or indirect interest. A “related party” is any person who is or was since the beginning of our last fiscal year an executive officer, director or Board-approved nominee for election as a director and inclusion in our proxy statement at our next annual shareholders’ meeting, any greater than 5% beneficial owner of our common stock known to us through filings with the Commission, any immediate family member of any of the foregoing, or any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or holds a similar position or in which such person has a 5% or greater beneficial ownership interest. “Immediate family member” includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

          Our Audit Committee has reviewed and pre-approved certain types of related party transactions described below. In addition, our Board has delegated to the Chair of our Audit Committee the authority to pre-approve or ratify (as applicable) any related party transaction in which the aggregate amount involved is expected to be less than $15,000. Pre-approved interested transactions include:

•

Employment of executive officers if the related compensation is required to be reported in our proxy statement or if the executive officer is not an immediate family member of another executive officer or a director of our company, the related compensation would be reported in our proxy statement if the executive officer was a “named executive officer,” and our compensation committee approved (or recommended that our Board approve) the compensation.

•	Any compensation paid to a director if the compensation is required to be reported in our proxy statement.

•

Any transaction with another enterprise at which a related party’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 5% of that enterprise, if the aggregate amount involved does not exceed the greater of $30,000 or 5% of that enterprise’s total annual revenues.

•

Any charitable contribution, grant or endowment by use to a charitable organization, foundation or university at which a related party’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $10,000 or 5% of the charitable organization’s total annual receipts.

•

Any transaction where the related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis (e.g., dividends or stock splits).

•	Any transaction over which the related party has no control or influence on our decision involving that related party where the rates or charges involved are determined by competitive bids.

•

Any transaction with a related party involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority, or services made available on the same terms and conditions to persons who are not related parties.

Related Person Transactions

Indemnification Agreements

          We are party to indemnification agreements with each of our directors and executive officers. The indemnification agreements and our articles of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by California law.

Employment Arrangements

          David Razin, who is Vice President EDI Services of our company, is the son of Sheldon Razin, our Chairman of the Board. David Razin earned approximately $149,022 in salary and bonus during that portion of fiscal year 2008 in which he was employed by the Company. David Razin resigned from the Company in January 2008.

          Kim Cline, Vice President of Client Services at our NextGen Healthcare Information System subsidiary, is the sister of Patrick Cline, President of our NextGen Healthcare Information System Division. Kim Cline earned approximately $203,447 in salary and bonus during fiscal year 2008.

Director Independence

          The following persons are deemed to be independent directors of our company: Ibrahim Fawzy; Edwin Hoffman; Ahmed Hussein; Philip Kaplan; Russell Pflueger; Steven Plochocki; Vincent Love; and Sheldon Razin.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

          The following table sets forth the aggregate fees billed to us by Grant Thornton, LLP, our principal accountant, for professional services rendered in the audit of our consolidated financial statements for the years ended March 31, 2008 and 2007.

	2008	2007
Audit fees	$890,000	$1,013,000
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

          Audit Fees. Audit fees consist of fees billed for professional services for audit of our consolidated financial statements and review of the interim consolidated financial statements included in our quarterly reports and services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

          Audit-Related Fees. No audit-related fees were incurred for fiscal years 2008 and 2007.

          Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

          All Other Fees. No other fees were incurred for fiscal years 2008 or 2007.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services

          Our Audit Committee’s policy is to preapprove all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by our Audit Committee prior to the completion of the audit.

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

Exhibit Number		Description

10.4	*	2005 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.01 to the registrant’s Current Report on Form 8-K filed October 5, 2005.

10.5	*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 5, 2007.

10.6	*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 5, 2007.

10.7	*	1993 Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1994.

10.8	*	1998 Employee Stock Contribution Plan is hereby incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-63131).

10.9	*

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

10.13

Fifth Amendment to lease agreement between the Company and Tower Place, L.P. dated January 31, 2007 is incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007.

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

Exhibit Number		Description

10.17

Amended and Restated Second Amendment to Office Lease agreement between the Company and HUB Properties LLC dated May 31, 2006 is incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007.

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

10.20

Office lease between the Company and SLTS Grand Avenue, L.P. dated May 3, 2006 is incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007.

10.21	*	Board Service Agreement between the Company and Lou Silverman is incorporated by reference to Exhibit 10.2.1 to the registrant’s Current Report on Form 8-K, dated May 31, 2005.

10.22	*	Board Service Agreement between the Company and Patrick Cline is incorporated by reference to Exhibit 10.2.1 to the registrant’s Current Report on Form 8-K dated May 31, 2005.

10.23	*	Director Compensation Program approved May 25, 2006 is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 30, 2006.

10.24

Settlement Agreement dated as of August 8, 2006 between the registrant and Ahmed Hussein is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 9, 2006.

10.25	*

Description of Compensation Program for Named Executive Officers for Fiscal Year Ended March 31, 2008 is incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007.

10.26	*

Description of Compensation Program for Named Executive Officers for Fiscal Year Ending March 31, 2007 is incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007.

10.27

Agreement and Plan of Merger dated May 16, 2008 by and among Quality Systems, Inc., Bud Merger Sub, LLC and Lackland Acquisition II, LLC is incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 filed June 12, 2008.

10.28

Office lease between the Company and Lakeshore Towers Limited Partnership Phase II, a California limited partnership, dated October 18, 2007 is incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 filed June 12, 2008.

Exhibit Number	Description

10.29

Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated November 28, 2001 is incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 filed June 12, 2008.

10.30

First Amendment to Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated August 17, 2005 is incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 filed June 12, 2008.

10.31

Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and InfoNow Solutions of St. Louis, LLC, dated November 28, 2001 is incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 filed June 12, 2008.

10.32

Second Amendment to Service Center Lease Agreement between the TM Properties, LLC, successor to the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated August 17, 2005 is incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 filed June 12, 2008.

10.33

Assignment of Lease between InfoNow Solutions of St. Louis, Lackland Acquisition II, LLC and TM Properties, LLC dated August 17, 2005 is incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 filed June 12, 2008.

21	List of subsidiaries is incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 filed June 12, 2008.

23

Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP is incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008 filed June 12, 2008.

31.1

Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as Exhibit 31.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2008.

31.2

Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as Exhibit 31.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2008.

31.3	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.4	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as Exhibit 32.1 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2008 filed June 12, 2008.

* This exhibit is a management contract or a compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ LOUIS E. SILVERMAN

Louis E. Silverman,
President and Chief Executive Officer

Date: July 28, 2008

          Pursuant to the requirement of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed by the following persons on our behalf in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon Razin*		July 28, 2008

Sheldon Razin	Chairman of the Board and Director

/s/ Louis E. Silverman	President and Chief Executive Officer (Principal Executive Officer)	July 28, 2008

Louis E. Silverman

/s/ Paul A. Holt*	Chief Financial Officer (Principal Financial Officer) and Secretary	July 28, 2008

Paul A. Holt

/s/ Patrick B. Cline*	President, NextGen Healthcare Information Systems Division, and Director	July 28, 2008

Patrick B. Cline

/s/ Edwin Hoffman*		July 28, 2008

Edwin Hoffman	Director

/s/ Vincent J. Love*		July 28, 2008

Vincent J. Love	Director

/s/ Russell Pflueger*		July 28, 2008

Russell Pflueger	Director

/s/ Steven T. Plochocki*		July 28, 2008

Steven T. Plochocki	Director

*By:	/s/ LOUIS E. SILVERMAN

Louis E. Silverman, Attorney-In-Fact

INDEX TO EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO FORM 10-K

EXHIBIT NUMBER	EXHIBIT

31.3	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.