Form 10-Q
period 2008-06-30
QUALITY SYSTEMS INC
filed 2008-08-11
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filers, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act. (Check one): Large accelerated filer ☐           Accelerated filer☒           Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date 27,765,027 shares of Common Stock, $0.01 par value, as of July 23, 2008.

PART I
CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2008	March 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$61,399	$59,046
Restricted cash	1,455	—
Marketable securities	2,947	2,500
Accounts receivable, net	83,372	76,585
Inventories, net	1,104	1,024
Net current deferred tax assets	6,402	6,397
Other current assets	4,258	4,596

Total current assets	160,937	150,148

Marketable securities	15,095	20,124
Equipment and improvements, net	5,163	4,773
Capitalized software costs, net	9,361	8,852
Intangibles, net	5,549	—
Goodwill	12,659	1,840
Other assets	2,240	2,171

Total assets	$211,004	$187,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,484	$4,685
Deferred revenue	45,884	44,389
Accrued compensation and related benefits	8,029	8,346
Income taxes payable	6,414	1,541
Dividends payable	6,872	6,861
Other current liabilities	7,794	4,394

Total current liabilities	80,477	70,216

Deferred revenue, net of current	364	506
Net deferred tax liabilities	1,259	1,575
Deferred compensation	1,974	1,906

Total liabilities	84,074	74,203

Commitments and contingencies

Shareholders’ equity:
Common stock
$0.01 par value; authorized 50,000 shares; issued and outstanding 27,765 and 27,448 shares at June 30, 2008 and March 31, 2008, respectively	278	274
Additional paid-in capital	85,068	75,556
Retained earnings	42,314	38,071
Accumulated other comprehensive loss, net of tax	(730)	(196)

Total shareholders’ equity	126,930	113,705

Total liabilities and shareholders’ equity	$211,004	$187,908

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended

	June 30, 2008	June 30, 2007

Revenues:
Software, hardware and supplies	$21,369	$16,739
Implementation and training services	3,585	3,248

System sales	24,954	19,987

Maintenance	17,136	12,559
Electronic data interchange services	6,670	5,024
Revenue cycle management and related services	1,957	134
Other services	4,507	4,328

Maintenance, EDI, revenue cycle management and other services	30,270	22,045

Total revenue	55,224	42,032

Cost of revenue:
Software, hardware and supplies	3,486	2,488
Implementation and training services	3,015	2,409

Total cost of system sales	6,501	4,897

Maintenance	3,082	3,127
Electronic data interchange services	4,891	3,509
Revenue cycle management and related services	1,305	98
Other services	3,448	2,911

Total cost of maintenance, EDI, revenue cycle management and other services	12,726	9,645

Total cost of revenue	19,227	14,542

Gross profit	35,997	27,490

Operating expenses:
Selling, general and administrative	15,252	12,643
Research and development costs	3,119	2,800

Total operating expenses	18,371	15,443

Income from operations	17,626	12,047

Interest income	374	739

Income before provision for income taxes	18,000	12,786
Provision for income taxes	6,886	4,846

Net income	$11,114	$7,940

Net income per share:
Basic	$0.40	$0.29
Diluted	$0.40	$0.29

Weighted average shares outstanding:
Basic	27,465	27,134
Diluted	27,771	27,657
Dividends declared per common share	$0.25	$0.25

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended

	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net income	$11,114	$7,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	630	553
Amortization of capitalized software costs	1,196	1,010
Amortization of other intangibles	71	—
Provision for bad debts	350	187
Provision for inventory obsolescense	15	—
Share-based compensation	697	1,076
Deferred income taxes	28	(574)
Tax benefit from exercise of stock options	157	947
Excess tax benefit from share-based compensation	(102)	(915)
Loss on disposal of equipment and improvements	96	—
Changes in assets and liabilities:
Accounts receivable	(4,961)	(3,043)
Inventories	(95)	33
Other current assets	554	273
Other assets	(57)	(196)
Accounts payable	388	(1,362)
Deferred revenue	1,343	1,006
Accrued compensation and related benefits	(763)	(457)
Income taxes payable	4,873	3,856
Other current liabilities	1,469	(918)
Deferred compensation	68	127

Net cash provided by operating activities	17,071	9,543

Cash flows from investing activities:
Additions to capitalized software costs	(1,705)	(1,473)
Additions to equipment and improvements	(786)	(598)
Proceeds from sale of marketable securities	3,700	—
Purchase of HSI, including direct transaction costs	(8,221)	—

Net cash used in investing activities	(7,012)	(2,071)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	102	915
Proceeds from the exercise of stock options	1,311	2,086
Dividends paid	(6,861)	—
Loan repayments	(2,258)	—

Net cash (used in) provided by financing activities	(7,706)	3,001

Net increase in cash and cash equivalents	2,353	10,473

Cash and cash equivalents at beginning of period	59,046	60,028

Cash and cash equivalents at end of period	$61,399	$70,501

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$1,828	$577

Non-cash investing and financing activities:
Unrealized loss on marketable securities	$(534)	$—

Dividends declared and accrued	$6,872	$—

Effective May 20, 2008, the Company acquired HSI in a transaction summarized as follows:
Fair value of assets acquired	$20,589	$—
Cash paid for HSI stock	(8,221)	—
Common stock issued for HSI stock	(7,350)	—

Liabilities assumed	$5,018	$—

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2008 and for the three months ended June 30, 2008 and 2007, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Amounts related to disclosures of March 31, 2008 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to dollar amounts in this financial statement section are in thousands, except share and per share data, unless otherwise specified.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On May 20, 2008, the Company acquired Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (HSI), a full-service healthcare revenue management company. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Certain prior year amounts have been reclassified to conform with fiscal year 2009 presentation.

Revenue Recognition. The Company recognizes system sales revenue pursuant to Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition” (SOP 98-9). The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers (VARs). The Company also generates revenue from sales of hardware and third party software, implementation, training, EDI, post-contract support (maintenance) and other services performed for customers who license its products.

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

The Company bills for the entire system sales contract amount upon contract execution except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. In certain transactions where collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company’s arrangements must include the following characteristics:

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

Revenue cycle management service revenue is derived from services fees, which include amounts charged for ongoing billing and other related services and are generally billed to the customer as a percentage of total collections. The Company does not recognize revenue for services fees until these collections are made as the services fees are not fixed and determinable until such time.

Revenue is divided into two categories, “system sales” and “maintenance, EDI, revenue cycle management and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI and other services category includes maintenance, EDI, revenue cycle management services, follow on training and implementation services, annual third party license fees, hosting services and other revenue.

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

Restricted cash. Restricted cash consists of cash which is being held by HSI acting as agent for the disbursement of certain state social services programs. The Company records an offsetting “Care Services liability” (see also Note 4) when it initially receives such cash from the government social service programs and relieves both restricted cash and the Care Services liability when amounts are disbursed. HSI earns an administrative fee which is based on a percentage of funds disbursed on behalf of certain government social service programs.

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

The Company’s investments at June 30, 2008 are in tax exempt municipal Auction Rate Securities (ARS) which are classified as either current or non-current marketable securities on the Company’s Consolidated Balance Sheets, depending on the liquidity and timing of expected realization of such securities. A small portion of the Company’s portfolio is invested in closed-end funds which invest in tax exempt municipal auction rate securities. These instruments are known as auction rate preferred securities (ARPS). The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days. Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities or the securities mature.

In February 2008, the Company began to experience failed auctions on its ARS and auction rate preferred securities. To determine their estimated fair values at June 30, 2008, factors including credit quality, assumptions about the likelihood of redemption, observable market data such as yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers were considered. Based on this analysis, a temporary impairment loss of $730, net of income tax benefit, was recorded to accumulated other comprehensive loss in the accompanying financial statements as of June 30, 2008. If the Company sells any of the ARS, prior to maturity, at an amount below original purchase value, or if it becomes probable that the Company will not receive 100% of the principal and interest from the issuer of any ARS, the Company will be required to recognize an other-than-temporary impairment charge against net income.

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

Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the period. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets in deferred revenue (see also Note 4).

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

Goodwill and Intangible Assets. The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill is related to the NextGen Division and the HSI acquisition, which closed on May 20, 2008 (see also Note 5). Under SFAS 142, management is required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. Relating to NextGen Division’s goodwill, the Company compared the fair value of the NextGen Division with the carrying amount of its assets and determined that none of the goodwill recorded was impaired as of June 30, 2008 (the date of the Company’s last annual impairment test). The fair value of the NextGen Division was determined using an estimate of future cash flows for the NextGen Division over ten years and risk adjusted discount rates of between 15 and 25 percent to compute a net present value of future cash flows. The Company will perform its impairment test on HSI as of June 30, 2009 or earlier if deemed necessary.

Long-Lived Assets. The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Management periodically reviews the carrying value of long-lived assets, including identifiable intangible assets with definite lives, to determine whether or not impairment to such value has occurred and has determined that there was no impairment at June 30, 2008.

Income Taxes. Income taxes are provided based on current taxable income and the future tax consequences of temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary. In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold of more-likely-than-not and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. Management makes a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. These assumptions and estimates consider the taxing jurisdiction in which the Company operates as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions and future projected profitability of the Company’s businesses based on management’s interpretation of existing facts and circumstances. The Company adopted FIN 48 effective April 1, 2007. See Note 10.

Share-Based Compensation

Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R), requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using historical exercise experience. Volatility is estimated by using the weighted average historical volatility of our common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s Consolidated Statements of Income.

The following table shows total stock-based employee compensation expense included in the Consolidated Statement of Income for the three months ended June 30, 2008 and 2007.

	June 30, 2008	June 30, 2007

Costs and expenses:
Cost of revenue	$75	$143
Research and development	104	248
Selling, general and administrative	528	697

Total share-based compensation	$707	$1,088
Amounts capitalized in software development costs	(10)	(12)

Amounts charged against earnings, before income tax benefit	$697	$1,076

Amount of related income tax benefit recognized in earnings	$157	$285

3. Recent Accounting Pronouncements

In June 2008, the FASB issued FSP Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (“EPS”) pursuant to the two-class method. This FSP becomes effective on April 1, 2009. Early adoption of the FSP is not permitted; however, it will apply retrospectively to EPS data for all periods presented in the financial statements or in financial data. We do not currently anticipate that this FSP will have a material impact on our EPS data in fiscal year 2010 or on EPS for any prior periods presented in the financial data upon adoption.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).SFAS 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB finalized Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets”. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the impact of the pending adoption of FSP 142-3 on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This pronouncement will be applied by the Company when it becomes effective and when or if the Company effectuates a business combination post adoption, otherwise there is no impact on the Company’s consolidated financial statements.

4. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets as part of the deferred revenue balance.

	June 30, 2008	March 31, 2008

Accounts receivable, excluding undelivered software, maintenance and services	$56,423	$50,417
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	29,898	28,696

Accounts receivable, gross	86,321	79,113

Allowance for doubtful accounts	(2,949)	(2,528)

Accounts receivable, net	$83,372	$76,585

Inventories are summarized as follows:

	June 30, 2008	March 31, 2008

Computer systems and components, net of reserve for obsolescence of $238 and $223, respectively	$1,082	$992
Miscellaneous parts and supplies	22	32

Inventories, net	$1,104	$1,024

Accrued compensation and related benefits are summarized as follows:

	June 30, 2008	March 31, 2008

Bonus and commission	$4,808	$5,443
Vacation	3,221	2,903

Accrued compensation and related benefits	$8,029	$8,346

Short and long-term deferred revenue are summarized as follows:

	June 30, 2008	March 31, 2008

Maintenance	$8,984	$10,175
Implementation services	27,002	25,929
Annual license services	7,569	6,532
Undelivered software and other	2,693	2,259

Deferred Revenue	$46,248	$44,895

Other current liabilities are summarized as follows:

	June 30, 2008	March 31, 2008

Care services liabilties	$1,455	$—
Sales tax payable	518	765
Customer deposits	572	621
Deferred rent	535	607
Professional fees	636	600
Commission payable	241	346
Accrued EDI expenses	582	—
Accrued royalties	276	216
Other accrued expenses	2,979	1,239

Other current liabilities	$7,794	$4,394

5. Business Combinations

On May 16, 2008, the Company entered into an agreement to acquire Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (HSI), a full-service healthcare revenue management company. The acquisition was made under the terms of an Agreement and Plan of Merger resulting in HSI becoming a wholly-owned subsidiary of QSI. The closing of the HSI acquisition occurred on May 20, 2008. HSI’s results of operations have been included in the consolidated financial statements since the date of acquisition.

The purchase price totaled approximately $15,571 plus up to approximately $1,650 in incentives tied to future performance. The purchase price consisted of approximately equal parts of cash and restricted QSI common stock, subject to restrictions on resale lapsing over a two year period, and transaction related costs. The value of the 232,081 shares of common stock issued was determined based on the closing price of QSI’s common shares on May 20, 2008. The total purchase price for HSI is as follows:

Cash	$8,000
Common stock	7,350
Direct transaction costs	221

Total purchase price	$15,571

The acquisition of HSI is accounted for as a purchase business combination as defined in Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). Under the purchase method of accounting, the purchase price was allocated to HSI’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of May 20, 2008. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The Company is amortizing the customer relationships intangible asset over six years and the trade name over four years. The $10,819 assigned to goodwill is expected to be deductible for tax purposes. See Note 6 and 7 for a discussion of goodwill and intangibles acquired. As stated above, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS 141, the Company does not accrue contingent consideration obligations prior to attainment of these objectives. At June 30, 2008, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following two years, is $1,650. Any such payments would result in increases in goodwill.

The following table summarizes the allocation of the purchase price:

Current assets (including restricted cash of $1,470 and accounts receivable of $2,176)	$3,808
Equipment and improvements and other long-term assets	342

Total tangible assets acquired	4,150
Customer relationships	5,241
Trade name	379
Goodwill	10,819
Current liabilties, including long-term debt due within one year	(4,369)
Long-term debt	(649)

Net assets acquired	$15,571

The pro forma effects of this acquisition would not have been material to our results of operations for the three months ended June 30, 2008 or 2007 and therefore are not presented.

6. Intangible Assets – Goodwill

In accordance with SFAS 142, the Company does not amortize goodwill as the goodwill has been determined to have indefinite useful life.

Goodwill consists of the following:

June 30, 2008

NextGen Healthcare Information Systems, Inc	$1,840
Healthcare Strategic Initiatives	10,819

Total	$12,659

7. Intangible Assets – Customer Relationships and Trade Name

The Company had the following amounts related to intangible assets, net, other than capitalized software development costs, with determinable lives:

	As of June 30, 2008,

	Gross Carrying Amount	Accumulated Amortization	Net

Customer Relationships	$5,241	$(60)	$5,181
Trade Name	379	(11)	368

Total	$5,620	$(71)	$5,549

The following represents the change in intangible assets recorded for the three months ended June 30, 2008:

	Customer Relationships	Trade Name	Total

Balance as of April 1, 2008	$—	$—	$—
Acquisition	5,241	379	5,620
Amortization	(60)	(11)	(71)

Balance as of June 30, 2008	$5,181	$368	$5,549

The following table represents the remaining estimated amortization of intangible assets, other than capitalized software development costs, with determinable lives as of June 30, 2008:

For the year ending March 31,
2009	$767
2010	968
2011	968
2012	968
2013	886
2014 and beyond	992

Total	$5,549

8. Intangible Assets – Capitalized Software Development Costs

The Company had the following amounts related to capitalized software development costs with definite lives:

	June 30, 2008	March 31, 2008

Gross carrying amount	$29,350	$27,645
Accumulated amortization	(19,989)	(18,793)

Net capitalized software development	$9,361	$8,852

Aggregate amortization expense during the three and twelve month period	$1,196	$4,149

Activity related to net capitalized software costs for the three month period ended June 30, 2008 and 2007 is as follows:

	June 30, 2008	June 30, 2007

Beginning of the period	$8,852	$6,982
Capitalization	1,705	1,473
Amortization	(1,196)	(1,010)

End of the period	$9,361	$7,445

The following table represents the remaining estimated amortization of capital software development costs with determinable lives as of June 30, 2008:

For the year ending March 31,
2009	$3,611
2010	3,725
2011	1,855
2012	170

Total	$9,361

9. Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of June 30, 2008, there were 1,179,084 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 1,200,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless sooner terminated by the Board. At June 30, 2008, 1,066,810 shares were available for future grant under the 2005 Plan. As of June 30, 2008, there were 133,190 outstanding options related to this Plan.

A summary of stock option transactions during the three months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, April 1, 2008	1,303,734	$22.81	3.40
Granted	108,190	$32.79	4.96
Exercised	(82,725)	$15.85	2.57	$1,111
Forfeited/Canceled	(16,925)	$24.83	3.49

Outstanding, June 30, 2008	1,312,274	$24.05	3.33	$10,456

Vested and expected to vest, June 30, 2008	1,301,445	$24.00	3.32	$10,413

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. The following assumptions were utilized for options granted during the period:

	Three Months Ended
	June 30, 2008	June 30, 2007

Expected life	4.01 years	3.75 years
Expected volatility	42.0%	44.8%
Expected dividends	3.5%	2.7% - 2.8%
Risk-free rate	3.4%	5.1%

During the three months ended June 30, 2008 and 2007, 108,190 and 159,500 options were granted, respectively, under the 2005 Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 1.9% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The weighted average grant date fair value of stock options granted during the three months ended June 30, 2008 and 2007 was $9.24 per share and $12.86 per share, respectively.

On June 13, 2008, the Board of Directors granted a total of 108,190 options under the Company’s 2005 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of grant ($32.79 per share). The options vest in four equal annual installments beginning June 13, 2009 and expire on June 13, 2013.

On May 31, 2008, the Board of Directors approved a performance-based equity incentive program for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2009. Under the program, options may also be granted as an incentive to prospective employees to join the Company. If earned, the options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vesting in four equal installments commencing one year following the date of grant. The maximum number of options available under the performance-based equity incentive program plan is 285,000, of which 20,000 is reserved for new employees. Based on performance versus established plan targets, $29 related to the performance plan was recorded for the three months ended June 30, 2008.

Non-vested stock option award activity, including awards for the three month period ended June 30, 2008, is summarized as follows:

	Non-vested Number of Shares	Weighted- Average Grant Date Fair Value per Share

Non-vested, April 1, 2008	649,436	$9.57
Granted	108,190	$9.24
Vested	(178,884)	$6.48
Forfeited/Canceled	(16,925)	$9.82

Non-vested, June 30, 2008	561,817	$10.48

As of June 30, 2008, $5,077 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 2.18 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of shares vested during the three months ended June 30, 2008 and 2007 was $1,159 and $726.

10. Income Taxes

The provision for income taxes for the three months ended June 30, 2008 was approximately $6,886 as compared to approximately $4,846 for the year ago period. The effective tax rates for the three months ended June 30, 2008 and 2007 were 38.3% and 37.9%, respectively. The provision for income taxes for the three months ended June 30, 2008 differ from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, and the qualified production activities deduction. The effective rate for the three months ended June 30, 2008 increased from the prior year primarily due to the expiration of the Federal research and development tax credit statute which occurred in the fourth quarter of fiscal year 2008 and therefore was not included in the current quarter provision.

Uncertain tax positions

As of June 30, 2008, the Company has provided a liability of $613 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, there would be no impact to the Company’s effective tax rate. The reserve has not materially changed for the quarter ended June 30, 2008.

The Company is under routine examination by two states. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months. The Company has filed three applications to change tax accounting methods. It is reasonably possible that the Company will receive consent to change these accounting methods within the next twelve months which would reduce the unrecognized tax benefit balance as of June 30, 2008 by $561 with no impact on the tax provision.

11. Net Income Per Share

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

	Three Months Ended June 30,

	2008	2007

Net income	$11,114	$7,940
Basic net income per common share:
Weighted average of common shares outstanding	27,465	27,134

Basic net income per common share	$0.40	$0.29

Net income	$11,114	$7,940
Diluted net income per common share:
Weighted average of common shares outstanding	27,465	27,134
Effect of potentially dilutive securities (options)	306	523

Weighted average of common shares outstanding - diluted	27,771	27,657

Diluted net income per common share	$0.40	$0.29

The computation of diluted net income per share does not include 420,111 and 124,400 options for the three months ended June 30, 2008 and 2007, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

12. Other Comprehensive Income. Comprehensive income includes all changes in Shareholders’ Equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income, net of income tax, consist of unrealized losses on marketable securities of $730 as of June 30, 2008. There were no other comprehensive income items for the period ended June 30, 2008.

	June 30,

	2008	2007

Net income	$11,114	$7,940
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	(534)	—

Comprehensive income	$10,580	$7,940

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

The QSI Division, co-located with the Company’s Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the division supports a number of medical clients that utilize the division’s UNIXa based medical practice management software product. The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia and St. Louis, Missouri, focuses principally on developing and marketing products and services for medical practices.

[a]	UNIX is a registered trademark of the AT&T Corporation.

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

Operating segment data is as follows:

	Three Months Ended June 30,

	2008	2007

Revenue:
QSI Division	$4,067	$3,982
NextGen Division	51,157	38,050

Consolidated revenue	$55,224	$42,032

Operating income:
QSI Division	$976	$1,056
NextGen Division	19,935	13,903
Unallocated corporate expenses	(3,285)	(2,912)

Consolidated operating income	$17,626	$12,047

14. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2008. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

15. Commitments, Guarantees and Contingencies

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

16. Subsequent Event

On August 4, 2008, the Board of Directors approved a regular quarterly dividend of thirty cents ($0.30) per share payable on its outstanding shares of common stock. The cash dividend record date is September 15, 2008 and the cash dividend is expected to be distributed to shareholders on or about October 1, 2008.

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

Critical Accounting Policies and Estimates. The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including but not limited to those related to revenue recognition, valuation of marketable securities, uncollectible accounts receivable, intangible assets, software development cost, and income taxes for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe revenue recognition, valuation of marketable securities, the allowance for doubtful accounts, capitalized software costs, share-based compensation, income taxes and intangible assets are among the most critical accounting policies and estimates that impact our consolidated financial statements. We believe that our significant accounting policies, as described in Note 2 of our Condensed Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies”, should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revenue Recognition. We currently recognize system sales revenue pursuant to SOP 97-2, as amended by SOP 98-9. We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers (VARs). We also generate revenue from sales of hardware and third party software, and implementation, training, software customization, EDI, post-contract support (maintenance) and other services performed for customers who license our products.

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

We bill for the entire system sales contract amount upon contract execution except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. In certain transactions whose collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of our arrangements must include the following characteristics:

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

Revenue cycle management service revenue is derived from services fees, which include amounts charged for ongoing billing and other related services and are generally billed to the customer as a percentage of total collections. The Company does not recognize revenue for services fees until these collections are made as the services fees are not fixed and determinable until such time.

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

Revenue is divided into two categories, “system sales” and “maintenance, EDI, revenue cycle management and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, revenue cycle management and other services category includes, maintenance, EDI, revenue cycle management, follow on training and implementation services, annual third party license fees and other revenue.

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

Share-Based Compensation. We apply the provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. During fiscal year 2009, we estimate the expected term of the option using historical exercise experience. Prior to using the simplified method, we estimated the expected term of an option. We estimate volatility by using the weighted average historical volatility of our common stock, which we believe approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service period in our consolidated statement of income.

Qualified Production Activities Deduction. Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for the Company for the years ended June 30, 2008 and 2007. The deduction taken by the Company involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under Internal Revenue Code Section 199.

Business Combinations. In accordance with business combination accounting under Statement of Financial Accounting Standards No. 141, “Business Combinations”, we allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets acquired. Management’s estimates of fair value are based upon assumptions believed to be reasonable. These estimates are based on information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to, (i) future expected cash flows from acquired businesses and (ii) the acquired company’s brand and market position. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Company Overview

Quality Systems Inc., comprised of the QSI Division (QSI Division) and wholly-owned subsidiaries, NextGen Healthcare Information Systems, Inc. (NextGen Division) and Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (HSI) (collectively, the Company, we, our, or us) develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (PHO’s) and management service organizations (MSO’s), ambulatory care centers, community health centers, and medical and dental schools.

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

The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia and St. Louis, Missouri, focuses principally on developing and marketing products and services for medical practices.

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

Inclusive of divisional EDI and revenue cycle management revenue, the NextGen Division accounted for approximately 92.6% of our revenue for the first quarter of fiscal 2009 compared to 90.5% in the first quarter of fiscal 2008. The QSI Division accounted for 7.4% and 9.5% of

[1]	UNIX is a registered trademark of the AT&T Corporation.

[2]	Windows NT is registered trademarks of the Microsoft Corporation.

[3]	NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

[4]	NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

revenue in the first quarter of fiscal 2009 and 2008, respectively. The NextGen Division’s year over year revenue grew at 34.5% and 18.2% in the first quarter of fiscal 2009 and 2008, respectively, while the QSI Division’s year over year revenue increased by 2.1% and 2.4% in the first quarter of fiscal years 2009 and 2008, respectively.

In addition to the aforementioned software solutions which we offer through our two divisions, we also offer comprehensive hardware and software installation services, maintenance and support services, revenue cycle management and system training services.

On December 11, 2007, the Company announced the formal public launch of NextGen Practice Solutions, a business division devoted to providing physician practices with cost effective revenue cycle management services. This division combines a web-delivered Software as a Service (SaaS) model and the NextGen EPM software platform to execute its service offerings. Clients may also deploy NextGen EMR as part of their Practice Solutions implementation.

On May 20, 2008, we closed the acquisition of St. Louis based Healthcare Strategic Initiatives (HSI), a full-service healthcare revenue management company. This acquisition is a part of the Company’s growth strategy for NextGen Practice Solutions. HSI will operate under the umbrella of NextGen Practice Solutions. Founded in 1996, HSI currently provides revenue cycle management services to thousands of providers including health systems, hospitals, and physicians in private practice with an in-house team of more than 200 employees including specialists in medical billing, coding and compliance, payer credentialing, and information technology.

Results of Operations

Overview of results

•

Consolidated revenue grew 31.4% in the three months ended June 30, 2008 versus the same period in 2007 and 16.5% in the three months ended June 30, 2007 versus 2006. For the three months ended June 30, 2008, revenue was positively impacted by the HSI acquisition, which generated $1.7 million for the period May 21, 2008 to June 30, 2008. Consolidated revenue grew 27.4% not including revenue related to our acquisition of HSI.

•

Consolidated income from operations grew 46.3% in the three months ended June 30, 2008 versus the same period in 2007 and remained relatively unchanged in the three months ended June 30, 2007 versus 2006. For the three months ended June 30, 2008, operating income was positively impacted by an increase in revenue as well as a decrease in selling, general and administrative expenses and research and development expenses as a percentage of revenue.

•

We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

NextGen Division

•

Our NextGen Division’s revenue grew 34.5% in the three months ended June 30, 2008 versus 2007 and 18.2% in the three months ended June 30, 2007 versus 2006. Divisional operating income (which excludes unallocated corporate expenses) grew 43.4% in the three months ended June 30, 2008 versus 2007 and 3.8% in the three months ended June 30, 2007 versus 2006. For the three months ended June 30, 2008, operating income was positively impacted by our revenue and corresponding gross profit growth as well as a decrease in selling, general, and administrative expenses and research and development expenses as a percentage of revenue.

•	During the three months ended June 30, 2008, we added staffing resources to most of our client-interfacing departments, and intend to continue doing so in future quarters.

•

Our goals include continuing to further enhance and expand the marketing and sales of our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers and expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the Practice Solutions arena.

QSI Division

•

Our QSI Division revenue increased 2.1% in the three months ended June 30, 2008 versus the same period in 2007 and grew 2.4% in the three months ended June 30, 2007 versus the same period in 2006. The Division experienced 7.6% decrease in operating income (excluding unallocated corporate expenses) in the three months ended June 30, 2008 versus the same period in 2007 as compared to a 15.7% increase in operating income in the three months ended June 30, 2007 versus the same period in 2006. For the three months ended June 30, 2008, operating income was negatively impacted by lower revenues as well as an increase in selling, general and administrative expense.

•	Our goals for the QSI Division include maximizing profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market.

The following table sets forth for the periods indicated the percentage of revenues represented by each item in our Consolidated Statements of Income (unaudited).

(Unaudited)	Three Months Ended June 30,

	2008	2007

Revenues:
Software, hardware and supplies	38.7%	39.8%
Implementation and training services	6.5	7.7

System sales	45.2	47.5

Maintenance	31.0	29.9
Electronic data interchange services	12.1	12.0
Revenue cycle management and related services	3.5	0.0
Other services	8.2	10.6

Maintenance, EDI, revenue cycle management and other services	54.8	52.5

Total revenue	100.0	100.0

Cost of revenue:
Software, hardware and supplies	6.3	5.9
Implementation and training services	5.4	5.7

Total cost of system sales	11.7	11.6

Maintenance	5.6	7.4
Electronic data interchange services	8.9	8.4
Revenue cycle management and related services	2.4	0.0
Other services	6.2	7.2

Total cost of maintenance, EDI, revenue cycle management and other services	23.1	23.0

Total cost of revenue	34.8	34.6

Gross profit	65.2	65.4

Selling, general and administrative	27.6	30.1
Research and development	5.6	6.7

Income from operations	32.0	28.7	*

Interest income	0.7	1.8

Income before provision for income taxes	32.7	30.4	*
Provision for income taxes	12.5	11.5

Net income	20.2%	18.9%

* does not add due to rounding

For the Three-Month Periods Ended June 30, 2008 versus 2007

Net Income. The Company’s net income for the three months ended June 30, 2008 was $11.1 million or $0.40 per share on a basic and fully diluted basis. In comparison, we earned $7.9 million or $0.29 per share on a basic and fully diluted basis for the three months ended June

30, 2007. The increase in net income for the three months ended June 30, 2008 was a result of the following:

•	a 31.4% increase in consolidated revenue;

•	a 34.5% increase in NextGen Division revenue which accounted for 92.6% of consolidated revenue;

•	a decrease in selling, general and administrative expenses and research and development expenses as a percentage of revenue;

•

offset by a decrease in interest income for the three months ended June 30, 2008 due to a greater proportion of funds invested in tax favored auction rate securities which offer lower interest rates but higher after-tax yields compared to money market or short term U.S. Treasuries, as well as well as lower overall interest rates; and

•

offset by an increase in the effective rate for the three months ended June 30, 2008 primarily due to the expiration of the Federal research and development tax credit statute which occurred in the fourth quarter of fiscal year 2008 and therefore was not included in the current quarter provision.

Revenue. Revenue for the three months ended June 30, 2008 increased 31.4% to $55.2 million from $42.0 million for the three months ended June 30, 2007. NextGen Division revenue increased 34.5% from $38.1 million in the three months ended June 30, 2007 to $51.2 million in the three months ended June 30, 2008, and the QSI Division revenue increased by 2.1% during the three months ended June 30, 2008 over the prior year period. NextGen revenue is inclusive of approximately $1.7 million in revenue from HSI.

We divide revenue into two categories, “system sales” and “maintenance, EDI, revenue cycle management and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, revenue cycle management and other services category includes maintenance, EDI, revenue cycle management follow-on training and implementation services, annual third party license fees and other revenue. Maintenance revenue includes amounts initially deferred in conjunction with new customer arrangements and subsequently amortized and billings to existing customers.

System Sales. Revenue earned from company-wide sales of systems for the three months ended June 30, 2008, increased 24.9% to $25.0 million from $20.0 million in the prior year period.

Our increase in revenue from sales of systems was principally the result of a 23.1% increase in category revenue at our NextGen Division. Divisional sales in this category grew from $19.5 million during the three months ended June 30, 2007 to $24.0 million during the three months ended June 30, 2008. This increase was driven by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as increases in sales of hardware, third party software and supplies and implementation and training services.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Three months ended June 30, 2008
QSI Division	$417	$306	$224	$947
NextGen Division	18,392	2,254	3,361	24,007

Consolidated	$18,809	$2,560	$3,585	$24,954

Three months ended June 30, 2007
QSI Division	$98	$78	$315	$491
NextGen Division	15,532	1,031	2,933	19,496

Consolidated	$15,630	$1,109	$3,248	$19,987

NextGen Division software license revenue increased 18.4% between the three months ended June 30, 2008 and the prior year period. The Division’s software revenue accounted for 76.6% of divisional system sales revenue during the three months ended June 30, 2008. For the three month period ended June 30, 2007, divisional software revenue as a percentage of divisional system sales revenue was 79.7%.

Software license revenue growth continues to be an area of primary emphasis for the NextGen Division.

During the three months ended June 30, 2008, 9.4% of NextGen’s system sales revenue was represented by hardware and third party software compared to 5.3% in the prior year period. During the three months ended June 30, 2008, there was a shift in the revenue mix with increased revenue coming from hardware revenue. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division grew 14.6% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and increased 3.6% in the three months ended June 30, 2007 compared to the period year period 2006. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended June 30, 2008 versus 2007 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

For the QSI Division, total system sales increased $0.5 million or 92.9% in the three months ended June 30, 2008 versus the same period ended June 30, 2007. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

Maintenance, EDI and Other Services. For the three months ended June 30, 2008, company-wide revenue from maintenance, EDI, revenue cycle management and other services grew 37.3% to $30.3 million from $22.0 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI, revenue cycle management and other services revenue from the NextGen Division. Total NextGen Division maintenance revenue for the three months ended June 30, 2008 grew 41.9% to $15.3 million from $10.8 million in the prior year period, while EDI revenue grew 41.6% to $5.5 million compared to $3.9 million during the prior year period. Revenue cycle management grew $1.8 million primarily as a result of the HSI acquisition. Other services revenue for the three months ended June 30, 2008 increased 16.7% to $4.3 million from $3.7 million in the prior year period. QSI Division maintenance and EDI revenue remained fairly unchanged in the three months ended June 30, 2008 as compared to the prior year period while QSI divisional other revenue decreased by $0.4 million in the three months ended June 30, 2008 as compared to the prior year period.

The following table details revenue included in the maintenance, EDI and other category for the three month periods ended June 30, 2008 and 2007:

	Maintenance	EDI	Revenue Cycle Management	Other	Total

Three months ended June 30, 2008
QSI Division	$1,798	$1,136	$—	$186	$3,120
NextGen Division	15,338	5,534	1,957	4,321	27,150

Consolidated	$17,136	$6,670	$1,957	$4,507	$30,270

Three months ended June 30, 2007
QSI Division	$1,752	$1,115	$—	$624	$3,491
NextGen Division	10,807	3,909	134	3,704	18,554

Consolidated	$12,559	$5,024	$134	$4,328	$22,045

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended June 30, 2008 and 2007 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

June 30, 2007	1,010	835	258	170	1,268	1,005
Billing sites added	194	283	8	39	202	322
Billing sites removed	(44)	(82)	(17)	(42)	(61)	(124)

June 30, 2008	1,160	1,036	249	167	1,409	1,203

Cost of Revenue. Cost of revenue for the three months ended June 30, 2008 increased 32.2% to $19.2 million from $14.5 million in the quarter ended June 30, 2007 and the cost of revenue as a percentage of revenue increased slightly to 34.8% from 34.6% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.

The slight increase in our consolidated cost of revenue as a percentage of revenue between the three months ended June 30, 2008 and the three months ended June 30, 2007 is primarily attributable to an increase in the level of hardware and third party software in the NextGen division, increase in payroll and related benefits in both divisions, offset by a decrease in other expense as a percentage of revenue. Other expense, which consists of outside service costs, amortization of software development costs and other costs, decreased to 17.4% of total revenue during the three months ended June 30, 2008 from 18.3% of total revenue during the three months ended June 30, 2007.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two divisions.

	Hardware, Third Party Software	Payroll and related Benefits	EDI	Other	Total Cost of Revenue

Three months ended June 30, 2008
QSI Division	6.7%	19.9%	15.2%	3.6%	45.4%
NextGen Division	4.3%	12.4%	8.0%	9.2%	33.9%

Consolidated	4.5%	12.9%	8.6%	8.8%	34.8%

Three months ended June 30, 2007
QSI Division	8.4%	18.8%	15.2%	4.7%	47.1%
NextGen Division	3.8%	11.4%	7.4%	10.7%	33.3%

Consolidated	4.2%	12.1%	8.1%	10.2%	34.6%

During the three months ended June 30, 2008, hardware and third party software constituted a larger portion of consolidated cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 12.9% of consolidated revenue in the three months ended June 30, 2008 compared to 12.1% during the three months ended June 30, 2007. The absolute level of consolidated payroll and benefit expenses grew from $5.1 million in the three months ended June 30, 2007 to $7.1 million in the three months ended June 30, 2008, an increase of 40% or approximately $2.0 million. Of the $2.0 million increase, approximately $0.8 million was a result of the HSI acquisition, which closed on May 20, 2008. In addition, related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division increased to $5.7 million in the three months ended June 30, 2008 from $4.4 million in the three months ended June 30, 2007. Payroll and benefits expense associated with delivering products and services in the QSI Division increased to $0.8 million during the three months ended June 30, 2008 from $0.7 million in the three months ended June 30, 2007. The application of SFAS 123R added approximately $0.1 million in compensation expense to cost of revenue for both the three months ended June 30, 2008 and 2007, respectively.

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

As a result of the foregoing events and activities, the gross profit percentage for the Company and our NextGen Division decreased slightly for the three month period ended June 30, 2008 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended June 30, 2008 and 2007:

	Three months ended June 30,

	2008	%	2007	%

QSI Division
Revenue	$4,067	100.0%	$3,982	100.0%
Cost of revenue	1,841	45.3%	1,876	47.1%

Gross profit	$2,226	54.7%	$2,106	52.9%

NextGen Division
Revenue	$51,157	100.0%	$38,050	100.0%
Cost of revenue	17,386	34.0%	12,666	33.3%

Gross profit	$33,771	66.0%	$25,384	66.7%

Consolidated
Revenue	$55,224	100.0%	$42,032	100.0%
Cost of revenue	19,227	34.8%	14,542	34.6%

Gross profit	$35,997	65.2%	$27,490	65.4%

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2008 increased 20.6% to $15.3 million as compared to $12.6 million for the three months ended June 30, 2007. The increase in these expenses resulted from a $0.3 million increase in compensation expense in the NextGen Division, $0.4 million in selling related expenses in the NextGen Division, a $0.5 million increase in legal expenses in the NextGen Division, a $0.3 million increase in corporate related expenses, and $1.2 million increase in other selling, general and administrative expenses in the NextGen Division. The application of SFAS 123R added approximately $0.5 million and $0.6 million in compensation expense to selling, general and administrative expenses for the three months ended June 30, 2008 and 2007, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 30.1% in the three months ended June 30, 2007 to 27.6% in the three months ended June 30, 2008, due in part to the fact that the rate of growth in revenue was faster than the selling, general and administrative expense growth rate for the Company.

We anticipate increased expenditures for trade shows, advertising and the employment of additional sales and administrative staff at the NextGen Division. We also anticipate future increases in corporate expenditures being made in a wide range of areas including expenses related to the proxy contest. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general, and administrative expenses as a percentage of revenue.

Research and Development Costs. Research and development costs for the three months ended June 30, 2008 and 2007 were $3.1 million and $2.8 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the application of SFAS 123R added approximately $0.1 million and $0.2 million in compensation expense to research and development costs for both the three months ended June 30, 2008 and 2007, respectively. Additions to capitalized software costs offset research and development costs. For the three months ended June 30, 2008, $1.7 million was added to capitalized software costs while $1.5 million was capitalized during the three months ended June 30, 2007. Research and development costs as a percentage of revenue decreased to 5.6% during the three months ended June 30, 2008 from 6.7% for the same period in 2007. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income. Interest income for the three months ended June 30, 2008 decreased to $0.4 million compared to $0.7 million in the three months ended June 30, 2007. Interest income in the three months ended June 30, 2008 decreased primarily due to a greater proportion of funds invested in tax favored auction rate securities which offer lower interest rates but higher after-tax yields compared to money market or short term U.S. Treasuries.

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

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2008 was approximately $6.9 million as compared to approximately $4.8 million for the year ago period. The effective tax rates for the three months ended June 30, 2008 was 38.3% and for the three months ended June 30 2007 was 37.9%. The provision for income taxes for the three months ended June 30, 2008 was impacted by the expiration of the Federal research and development tax credit statute which occurred in the fourth quarter of fiscal year 2008 and therefore was not included in the current quarter provision.

Liquidity and Capital Resources

The following table presents selected financial statistics and information as of and for each of the three months ended June 30, 2008 and 2007:

	Three months ended June 30,

	2008	2007

Cash and cash equivalents	$61,399	$70,501

Net increase in cash and cash equivalents during the three month period	$2,353	$10,473

Net income during the three month period	$11,114	$7,940

Net cash provided by operations during the three month period	$17,071	$9,543

Number of days of sales outstanding at start of the period	136	129

Number of days of sales outstanding at the end of the period	138	145

Cash Flow from Operating Activities

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software, and other intangible assets, provisions for bad debts, net deferred income taxes and stock option expenses.

The following table summarizes our statement of cash flows for the three month period ended June 30, 2008 and 2007:

	Three months ended June 30,

	2008	2007

Net income	$11,114	$7,940
Non-cash expenses	3,138	2,284
Change in deferred revenue	1,343	1,006
Change in accounts receivable	(4,961)	(3,043)
Change in other assets and liabilities	6,437	1,356

Net cash provided by operating activities	$17,071	$9,543

Net Income

As referenced in the above table, net income makes up the majority of our cash generated from operations for the three month period ended June 30, 2008 and 2007. Our NextGen Division’s contribution to net income has increased each year due to that division’s operating income increasing more quickly than the Company as a whole.

Non-Cash expenses

For the three months ended June 30, 2008, non-cash expenses primarily include $0.6 million of depreciation, $1.2 million of amortization of capitalized software and $0.7 million of stock option compensation expenses. Total non-cash expense was approximately $3.2 million and $2.3 million for the three month periods ended June 30, 2008 and 2007, respectively.

Deferred Revenue

Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue, but for which cash was received. Deferred revenue grew by approximately $1.3 million in the three month period ending June 30, 2008 versus $1.0 million in the prior year period.

Accounts Receivable

Accounts receivable grew by approximately $5.0 million and $3.0 million in the three month periods ending June 30, 2008 and 2007, respectively. The increase in accounts receivable is due to the following factors:

•	NextGen Division revenue grew 34.5% and 18.2% on a year-over-year basis, in the three month periods ended June 30, 2008 and 2007, respectively;

•

The NextGen Division constituted a larger percentage of our receivables at June 30, 2008 compared to June 30, 2007. Turnover of accounts receivable in the NextGen Division is slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is coming from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales;

•	The HSI acquisition added approximately $2.2 million of accounts receivable as of June 30, 2008; and

•

We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $1.2 million in the three month period ended June 30, 2008 and 2007, respectively.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) increased from 136 days to 138 days during the three month period ended June 30, 2008, due, in part, to the above mentioned factors. If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts receivable expressed as DSO would be 88 days as of June 30, 2008 and 91 days as of June 30, 2007, respectively. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the three months ended June 30, 2008, we anticipate being able to continue to generate cash from operations during fiscal 2009 primarily from the net income of the Company.

Cash flows from investing activities

Net cash used in investing activities for the three months ended June 30, 2008 and 2007 was $7.0 million and $2.1 million, respectively. The increase in cash used in investing activities is a result of the Company’s acquisition of HSI which included a payment of $8.0 million. This use of cash was offset by sales of short-term investments in ARS of approximately $3.7 million. As discussed above, these ARS are classified as short-term or long-term investments on the accompanying Consolidated Balance Sheets. In addition to acquisition and sales of marketable securities, net cash used in investing activities for the three months ended June 30, 2008 consisted of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the three months ended June 30, 2007 consisted of additions to equipment and improvements and capitalized software.

Cash flows from financing activities

During the three months ended June 30, 2008, we received proceeds of $1.3 million from the exercise of stock options and paid dividends totaling $6.9 million. In addition, we made loan payments of $2.3 million related to the debt assumed in the HSI acquisition.

Cash and cash equivalents and marketable securities

At June 30, 2008, we had cash and cash equivalents of $61.4 million and marketable securities of $18.0 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

On May 29, 2008, the Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of March 15, 2008 with a distribution date on or about April, 2008.

On August 4, 2008, the Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of September 15, 2008 with an expected distribution date on or about October 1, 2008.

Management believes that its cash and cash equivalents on hand at June 30, 2008, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends paid in the ordinary course of business for the balance of fiscal 2008.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2008, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Contractual Obligations – Non-cancelable lease obligations	(in thousands)

Year Ending March 31,
2009	$3,663
2010	$3,739
2011	$3,561
2012	$1,716
2013 and beyond	$942

$13,621

New Accounting Pronouncements

In June 2008, the FASB issued FSP No. Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (“EPS”) pursuant to the two-class method. This FSP becomes effective on April 1, 2009. Early adoption of the FSP is not permitted; however, it will apply retrospectively to EPS data for all periods presented in the financial statements or in financial data. We do not currently anticipate that this FSP will have a material impact on our EPS data in fiscal year 2010 or on EPS for any prior periods presented in the financial data upon adoption.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)”.SFAS 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This pronouncement will be applied by the Company when it becomes effective and when or if the Company effectuates a business combination post adoption, otherwise there is no impact on the Company’s financial statements.

Item 3.	Quantitative and qualitative disclosure about market risks

We maintain investments in tax exempt municipal Auction Rate Securities (ARS) which are classified as current and non-current marketable securities on the Company’s Consolidated Balance Sheets. A small portion of the Company’s portfolio is invested in closed-end funds which invest in tax exempt municipal auction rate securities. These instruments are known as auction rate preferred securities (ARPS). At June 30, 2008, we had approximately $19.0 million of ARS on our Consolidated Balance Sheets. The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days.

Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities, or the securities mature. In February 2008, the Company began to experience failed auctions on its ARS and auction rate preferred securities. To determine their estimated fair values at June 30, 2008, factors including credit quality, the likelihood of redemption, and yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers were considered. Based on these factors, a temporary impairment, net of tax of $730 was recorded to accumulated other comprehensive loss in the accompanying consolidated financial statements as of June 30, 2008. If the Company sells any of the ARS, prior to maturity, at an amount below original purchase value, or if it becomes probable that the Company will not receive 100% of the principal and interest from the issuer as to any of the ARS, the Company will be required to recognize an other-than-temporary impairment charge against net income. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation.

Item 4.	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Exchange Act and the rules thereunder.

During the quarter ended June 30, 2008, no significant changes have occurred in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2008, the Company acquired Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (HSI), a full-service healthcare revenue management company servicing healthcare clients. The acquisition was made under the terms of an Agreement and Plan of Merger resulting in HSI becoming a wholly owned subsidiary of QSI. The purchase price consists of approximately $15.4 million plus up to approximately $1.6 million in incentives tied to future performance. In connection with that transaction and included within the purchase price, we issued 232,081 restricted shares of our common stock valued at $7,350,000, to the former members of HSI in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Under the terms of the Agreement and Plan of Merger, the restricted shares are subject to restrictions on transfer for up to two years (with the restriction on the balance of one-third of such shares lapsing after one year) and are to be held in escrow for a period of up to two years (with the escrow requirement on one-third of the balance of such shares lapsing after one year).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

We have experienced legal claims by parties asserting that we have infringed their intellectual property rights. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any infringement claim – even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks in our Risk Factors section of our annual report on Form 10-K.

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

QUALITY SYSTEMS, INC.

Date: August 8, 2008	By: /s/ Louis Silverman

Louis Silverman
Chief Executive Officer

Date: August 8, 2008	By: /s/ Paul Holt

Paul Holt
Chief Financial Officer; Principal Accounting Officer