Form 10-Q
period 2008-09-30
QUALITY SYSTEMS INC
filed 2008-11-05
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-13801

QUALITY SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

California	95-2888568
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18111 Von Karman Avenue, Suite 600, Irvine California 92612
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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date 28,303,045shares of Common Stock, $0.01 par value, as of October 15, 2008.

PART I
CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30, 2008	March 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$67,880	$59,046
Restricted cash	2,002	—
Marketable securities	—	2,500
Accounts receivable, net	90,250	76,585
Inventories, net	1,080	1,024
Income tax receivable	5,526	—
Net current deferred tax assets	6,395	6,397
Other current assets	4,425	4,596

Total current assets	177,558	150,148

Marketable securities	12,702	20,124
Equipment and improvements, net	5,142	4,773
Capitalized software costs, net	9,559	8,852
Intangibles, net	5,267	—
Goodwill	12,659	1,840
Other assets	2,220	2,171

Total assets	$225,107	$187,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,095	$4,685
Deferred revenue	45,844	44,389
Accrued compensation and related benefits	8,771	8,346
Income taxes payable	—	1,541
Dividends payable	8,460	6,861
Other current liabilities	12,408	4,394

Total current liabilities	79,578	70,216

Deferred revenue, net of current	271	506
Net deferred tax liabilities	1,792	1,575
Deferred compensation	1,966	1,906

Total liabilities	83,607	74,203

Commitments and contingencies

Shareholders’ equity:
Common stock $0.01 par value; authorized 50,000 shares; issued and outstanding 28,292 and 27,448 shares at September 30, 2008 and March 31, 2008, respectively	283	274
Additional paid-in capital	97,976	75,556
Retained earnings	44,235	38,071
Accumulated other comprehensive loss, net of tax	(994)	(196)

Total shareholders’ equity	141,500	113,705

Total liabilities and shareholders’ equity	$225,107	$187,908

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues:
Software, hardware and supplies	$21,297	$18,514	$42,666	$35,253
Implementation and training services	3,486	3,182	7,071	6,430

System sales	24,783	21,696	49,737	41,683

Maintenance	17,234	13,442	34,370	26,001
Electronic data interchange services	6,985	5,406	13,655	10,430
Revenue cycle management and related services	4,527	222	6,484	356
Other services	5,452	4,380	9,959	8,708

Maintenance, EDI, revenue cycle management and other services	34,198	23,450	64,468	45,495

Total revenue	58,981	45,146	114,205	87,178

Cost of revenue:
Software, hardware and supplies	3,395	2,477	6,882	4,966
Implementation and training services	2,626	2,423	5,640	4,832

Total cost of system sales	6,021	4,900	12,522	9,798

Maintenance	2,947	3,033	6,030	6,159
Electronic data interchange services	5,256	3,742	10,147	7,251
Revenue cycle management and related services	3,132	138	4,437	236
Other services	3,866	2,962	7,313	5,873

Total cost of maintenance, EDI, revenue cycle management and other services	15,201	9,875	27,927	19,519

Total cost of revenue	21,222	14,775	40,449	29,317

Gross profit	37,759	30,371	73,756	57,861

Operating expenses:
Selling, general and administrative	18,283	13,188	33,535	25,831
Research and development costs	3,342	2,688	6,461	5,488

Total operating expenses	21,625	15,876	39,996	31,319

Income from operations	16,134	14,495	33,760	26,542

Interest income	340	645	714	1,384

Income before provision for income taxes	16,474	15,140	34,474	27,926
Provision for income taxes	5,975	5,468	12,861	10,314

Net income	$10,499	$9,672	$21,613	$17,612

Net income per share:
Basic	$0.38	$0.35	$0.78	$0.65
Diluted	$0.37	$0.35	$0.77	$0.64

Weighted average shares outstanding:
Basic	27,930	27,287	27,699	27,211
Diluted	28,211	27,718	28,014	27,696
Dividends declared per common share	$0.30	$0.25	$0.55	$0.50

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended

	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net income	$21,613	$17,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,335	1,139
Amortization of capitalized software costs	2,463	2,004
Amortization of other intangibles	353	—
Provision for bad debts	914	220
Reduction in inventory obsolescense	(13)	—
Share-based compensation	1,128	2,035
Deferred income taxes	744	(828)
Tax benefit from exercise of stock options	3,153	1,421
Excess tax benefit from share-based compensation	(3,002)	(1,186)
Loss on disposal of equipment and improvements	96	—
Changes in assets and liabilities:
Accounts receivable	(12,403)	(4,649)
Inventories	(43)	(194)
Other current assets	387	570
Other assets	(37)	(259)
Accounts payable	(1,001)	(1,432)
Deferred revenue	1,210	488
Accrued compensation and related benefits	(21)	(519)
Income taxes payable	(7,067)	765
Other current liabilities	5,534	1,802
Deferred compensation	60	238

Net cash provided by operating activities	15,403	19,227

Cash flows from investing activities:
Additions to capitalized software costs	(3,170)	(3,027)
Additions to equipment and improvements	(1,470)	(1,185)
Proceeds from sale of marketable securities	8,600	—
Purchases of marketable securities	—	(46,000)
Purchase of HSI, including direct transaction costs	(8,221)	—

Net cash used in investing activities	(4,261)	(50,212)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	3,002	1,186
Proceeds from the exercise of stock options	10,798	3,471
Dividends paid	(13,850)	(6,780)
Loan repayments	(2,258)	—

Net cash used in financing activities	(2,308)	(2,123)

Net increase (decrease) in cash and cash equivalents	8,834	(33,108)
Cash and cash equivalents at beginning of period	59,046	60,028

Cash and cash equivalents at end of period	$67,880	$26,920

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$15,442	$9,142

Non-cash investing and financing activities:
Unrealized loss on marketable securities	$(798)	$—

Effective May 20, 2008, the Company acquired HSI in a transaction summarized as follows:
Fair value of net assets assumed	$20,589	$—
Cash paid for HSI stock	(8,221)	—
Common stock issued for HSI stock	(7,350)	—

Liabilities assumed	$5,018	$—

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2008 and for the three and six months ended September 30, 2008 and 2007, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Amounts related to disclosures of March 31, 2008 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Revenue cycle management service revenue is derived from services fees, which include amounts charged for ongoing billing and other related services, and are generally billed to the customer as a percentage of total collections. The Company does not recognize revenue for services fees until these collections are made, as the services fees are not fixed and determinable until such time.

Revenue is divided into two categories, “system sales” and “maintenance, EDI, revenue cycle management and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, revenue cycle management and other services category includes maintenance, EDI, revenue cycle management services, follow on training and implementation services, annual third party license fees, hosting services and other revenue.

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

Restricted cash. Restricted cash consists of cash which is being held by HSI acting as agent for the disbursement of certain state social services programs. The Company records an offsetting “Care Services liability” (see also Note 5) when it initially receives such cash from the government social service programs and relieves both restricted cash and the Care Services liability when amounts are disbursed. HSI earns an administrative fee which is based on a percentage of funds disbursed on behalf of certain government social service programs.

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

The Company’s investments at September 30, 2008 and March 31, 2008 are in tax exempt municipal Auction Rate Securities (ARS) which are classified as either current or non-current marketable securities on the Company’s Consolidated Balance Sheets, depending on the liquidity and timing of expected realization of such securities. A small portion of the Company’s portfolio is invested in closed-end funds which invest in tax exempt municipal auction rate securities. These instruments are known as Auction Rate Preferred Securities (ARPS). The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days. Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities or the securities mature.

In February 2008, the Company began to experience failed auctions on its ARS and ARPS. To determine their estimated fair values at September 30, 2008, factors including credit quality, assumptions about the likelihood of redemption, observable market data such as yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers were considered. Based on this analysis, a temporary impairment loss of $798, net of income tax benefit, which represents the approximate midpoint between various impairment values based on the analysis above, was recorded to accumulated other comprehensive loss in the accompanying consolidated financial statements as of September 30, 2008. If the Company sells any of the ARS or ARPS, prior to maturity, at an amount below original purchase value, or if it becomes probable that the Company will not receive 100% of the principal and interest from the issuer of any ARS or ARPS, the Company will be required to recognize an other-than-temporary impairment charge against net income.

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

Goodwill and Intangible Assets. The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill is related to the NextGen Division and the HSI acquisition, which closed on May 20, 2008 (see also Note 6). Under SFAS 142, management is required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. Relating to NextGen Division’s goodwill, the Company compared the fair value of the NextGen Division with the carrying amount of its assets and determined that none of the goodwill recorded was impaired as of June 30, 2008 (the date of the Company’s last annual impairment test). The fair value of the NextGen Division was determined using an estimate of future cash flows for the NextGen Division over ten years and risk adjusted discount rates of between 15 and 25 percent to compute a net present value of future cash flows. The Company will perform its impairment test on HSI as of June 30, 2009 or earlier if deemed necessary.

Long-Lived Assets. The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Management periodically reviews the carrying value of long-lived assets, including identifiable intangible assets with definite lives, to determine whether or not impairment to such value has occurred and has determined that there was no impairment at September 30, 2008.

Income Taxes. Income taxes are provided based on current taxable income and the future tax consequences of temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary. In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold of more-likely-than-not and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. Management makes a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. These assumptions and estimates consider the taxing jurisdiction in which the Company operates as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions and future projected profitability of the Company’s businesses based on management’s interpretation of existing facts and circumstances. The Company adopted FIN 48 effective April 1, 2007. See Note 11.

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

The following table shows total stock-based employee compensation expense included in the Consolidated Statement of Income for the three and six month periods ended September 30, 2008 and 2007.

	Three Months Ended		Six Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Costs and expenses:
Cost of revenue	$78	$129	$153	$272
Research and development	81	215	185	451
Selling, general and administrative	262	615	790	1,312

Total share-based compensation	$421	$959	$1,128	2,035

Amounts capitalized in software development costs	(8)	(9)	(18)	(21)

Amounts charged against earnings, before income tax benefit	$413	$950	$1,110	$2,014

Amount of related income tax benefit recognized in earnings	$129	$252	$310	$537

3.	Recent Accounting Pronouncements

In October 2008 the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”, or FSP 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (“EPS”) pursuant to the two-class method. This FSP becomes effective on April 1, 2009. Early adoption of the FSP is not permitted; however, it will apply retrospectively to EPS data for all periods presented in the financial statements or in financial data. The company does not currently anticipate that this FSP will have a material impact on our EPS data in fiscal year 2010 or on EPS for any prior periods presented in the Company’s consolidated financial statements upon adoption.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).SFAS 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The company does not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

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

4.	Fair Value Measurement

Effective April 1, 2008, the Company implemented the requirements of SFAS No. 157, Fair Value Measurements (SFAS 157) for its financial assets and liabilities. SFAS 157 refines the definition of fair value, expands disclosure requirements about fair value measurements and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Further, SFAS 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

Level 1 – Quoted market prices in active markets for identical assets or liabilities;

Level 2 – Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets; and

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

On February 12, 2008, the FASB amended the implementation of SFAS 157 related to non-financial assets and liabilities until fiscal periods beginning after November 15, 2008. As a result, the Company has not applied the above fair value procedures to its goodwill and long-lived asset impairment analyses during the current period. The Company believes that the adoption of SFAS 157 for non-financial assets and liabilities will not have a material impact on its consolidated financial position or results of operations.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of September 30, 2008:

	Balance as of September 30, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash and cash equivalents	$67,880	$67,880	$—	$—
Restricted cash	2,002	2,002	—	—
Marketable securities(1)	12,702	—	—	12,702

	$82,584	$69,882	$—	$12,702

(1)	Marketable securities consist of ARS.

The fair value of the Company’s ARS has been estimated by management based on its assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 - unobservable inputs in accordance with SFAS 157, and represents $12,702 or 15.4% of total financial assets measured at fair value in accordance with SFAS 157. Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, including a liquidity discount, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. The estimate of the fair value of the ARS could change based on market conditions. For additional information on cash and cash equivalents, restricted cash or marketable securities, see Note 2.

The following table presents the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined by SFAS 157 at September 30, 2008:

Investment in Marketable Securities

Balance at March 31, 2008	$22,624
Transfers to/out of Level 3	—
Proceeds from sale	(8,600)
Unrealized losses recorded to other comprehensive income, before income tax benefit	(1,322)

Balance at September 30, 2008	$12,702

5.	Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets as part of the deferred revenue balance.

	September 30, 2008	March 31, 2008

Accounts receivable, excluding undelivered software, maintenance and services	$60,111	$50,417
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	33,325	28,696

Accounts receivable, gross	93,436	79,113

Allowance for doubtful accounts	(3,186)	(2,528)

Accounts receivable, net	$90,250	$76,585

Inventories are summarized as follows:

	September 30, 2008	March 31, 2008

Computer systems and components, net of reserve for obsolescence of $210 and $223, respectively	$1,058	$992
Miscellaneous parts and supplies	22	32

Inventories, net	$1,080	$1,024

Accrued compensation and related benefits are summarized as follows:

	September 30, 2008	March 31, 2008

Bonus and commission	$5,492	$5,443
Vacation	3,279	2,903

Accrued compensation and related benefits	$8,771	$8,346

Short and long-term deferred revenue are summarized as follows:

	September 30, 2008	March 31, 2008

Maintenance	$8,176	$10,175
Implementation services	28,152	25,929
Annual license services	6,684	6,532
Undelivered software and other	3,103	2,259

Deferred Revenue	$46,115	$44,895

Other current liabilities are summarized as follows:

	September 30, 2008	March 31, 2008

Customer deposits	$3,081	$621
Accrued EDI expenses	1,677	—
Care services liabilties	2,002	—
Sales tax payable	966	765
Professional fees	871	600
Deferred rent	514	607
Commission payable	425	346
Accrued royalties	382	216
Other accrued expenses	2,490	1,239

Other current liabilities	$12,408	$4,394

6.	Business Combinations

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

The purchase price totaled approximately $15,571 plus up to approximately $1,650 in incentives tied to future performance. The purchase price consisted of approximately equal parts of cash and restricted QSI common stock, subject to restrictions on resale lapsing over a two year period, and transaction related costs. The value of the 232,081 shares of common stock issued was determined based on a formula which took the average of the closing price of QSI’s common shares during the 45 day trading period ending on May 19, 2008. The total purchase price for HSI is as follows:

Cash	$8,000
Common stock	7,350
Direct transaction costs	221

Total purchase price	$15,571

The acquisition of HSI is accounted for as a purchase business combination as defined in Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). Under the purchase method of accounting, the purchase price was allocated to HSI’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of May 20, 2008. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The Company is amortizing the customer relationships intangible asset over six years and the trade name over four years. The $10,819 assigned to goodwill is expected to be deductible for tax purposes. See Note 6 and 7 for a discussion of goodwill and intangibles acquired. As stated above, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS 141, the Company does not accrue contingent consideration obligations prior to attainment of these objectives. At September 30, 2008, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following two years, is $1,650. Any such payments would result in increases in goodwill.

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

The pro forma effects of this acquisition would not have been material to our results of operations for the three and six months ended September 30, 2008 or 2007 and therefore are not presented.

7.	Intangible Assets – Goodwill

In accordance with SFAS 142, the Company does not amortize goodwill as the goodwill has been determined to have indefinite useful life.

Goodwill consists of the following:

September 30, 2008

NextGen Healthcare Information Systems, Inc	$1,840
Healthcare Strategic Initiatives	10,819

Total	$12,659

8.	Intangible Assets – Customer Relationships and Trade Name

The Company had the following amounts related to intangible assets, net, other than capitalized software development costs, with determinable lives:

	As of September 30, 2008

	Gross Carrying Amount	Accumulated Amortization	Net

Customer Relationships	$5,241	$(318)	$4,923
Trade Name	379	(35)	344

Total	$5,620	$(353)	$5,267

The following represents the change in intangible assets recorded for the six months ended September 30, 2008:

	Customer Relationships	Trade Name	Total

Balance as of April 1, 2008	$—	$—	$—
Acquisition	5,241	379	5,620
Amortization	(318)	(35)	(353)

Balance as of September 30, 2008	$4,923	$344	$5,267

The following table represents the remaining estimated amortization of intangible assets, other than capitalized software development costs, with determinable lives as of September 30, 2008:

For the year ending March 31,
2009	$484
2010	968
2011	968
2012	968
2013	886
2014 and beyond	993

Total	$5,267

9.	Intangible Assets – Capitalized Software Development Costs

The Company had the following amounts related to capitalized software development costs with definite lives:

	September 30, 2008	March 31, 2008

Gross carrying amount	$30,815	$27,645
Accumulated amortization	(21,256)	(18,793)

Net capitalized software development	$9,559	$8,852

Aggregate amortization expense during the six and twelve month period	$2,463	$4,149

Activity related to net capitalized software costs for the six month period ended September 30, 2008 and 2007 is as follows:

	September 30, 2008	September 30, 2007

Beginning of the period	$8,852	$6,982
Capitalization	3,170	3,027
Amortization	(2,463)	(2,004)

End of the period	$9,559	$8,005

The following table represents the remaining estimated amortization of capital software development costs with determinable lives as of September 30, 2008:

For the year ending March 31,
2009	$2,671
2010	4,186
2011	2,315
2012	387

Total	$9,559

10.	Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of September 30, 2008, there were 584,091 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 1,200,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless sooner terminated by the Board. At September 30, 2008, 956,810 shares were available for future grant under the 2005 Plan. As of September 30, 2008, there were 243,190 outstanding options related to this Plan.

A summary of stock option transactions during the six months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, April 1, 2008	1,303,734	$22.81	3.40
Granted	218,190	$37.42	4.80
Exercised	(609,743)	$17.71	2.25	$14,969
Forfeited/Canceled	(84,900)	$25.93	3.44

Outstanding, September 30, 2008	827,281	$30.10	3.91	$10,199

Vested and expected to vest, September 30, 2008	816,254	$30.07	3.90	$10,087

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. The following assumptions were utilized for options granted during the period:

Six Months Ended
	September 30, 2008	September 30, 2007

Expected life	4.01 years	3.75 years
Expected volatility	42.0% - 43.4%	43.17% - 44.81%
Expected dividends	2.9% - 3.5%	2.67% - 2.99%
Risk-free rate	3.0% - 3.4%	4.06% - 5.09%

During the six months ended September 30, 2008, 218,190 options were granted under the 2005 Plan. During the six months ended September 30, 2007, 159,500 options were granted under the 1998 Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 2.0% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The weighted average grant date fair value of stock options granted during the six months ended September 30, 2008 and 2007 was $10.76 per share and $12.86 per share, respectively.

On September 9, 2008, the Board of Directors granted a total of 35,000 options under the Company’s 2005 Plan to non-management directors pursuant to the Company’s previously announced compensation plan for non-management directors, at an exercise price equal to the market price of the Company’s common stock on the date of grant ($45.61 per share). The options vest in four equal annual installments beginning September 9, 2009 and expire on August 9, 2015.

On August 18, 2008, the Board of Directors granted a total of 50,000 options under the Company’s 2005 Plan to an employee at an exercise price equal to the market price of the Company’s common stock on the date of grant ($40.08 per share). The options vest in four equal annual installments beginning August 18, 2009 and expire on August 18, 2013.

On August 11, 2008, the Board of Directors granted a total of 25,000 options under the Company’s 2005 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of grant ($40.71 per share). The options vest in four equal annual installments beginning August 11, 2009 and expire on August 11, 2013.

On June 13, 2008, the Board of Directors granted a total of 108,190 options under the Company’s 2005 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of grant ($32.79 per share). The options vest in four equal annual installments beginning June 13, 2009 and expire on June 13, 2013.

On May 31, 2008, the Board of Directors approved a performance-based equity incentive program for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2009. Under the program, options may also be granted as an incentive to prospective employees to join the Company. If earned, the options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vesting in four equal installments commencing one year following the date of grant. The maximum number of options available under the performance-based equity incentive program plan is 285,000, of which 20,000 is reserved for new employees. Based on performance versus established plan targets, $29 related to the performance plan was recorded for the six months ended September 30, 2008.

Non-vested stock option award activity, including awards for the six month period ended September 30, 2008, is summarized as follows:

	Non-vested Number of Shares	Weighted- Average Grant Date Fair Value per Share

Non-vested, April 1, 2008	649,436	$9.57
Granted	218,190	$10.76
Vested	(225,772)	$7.69
Forfeited/Canceled	(84,900)	$10.17

Non-vested, September 30, 2008	556,954	$10.70

As of September 30, 2008, $5,670 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 4.27 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of shares vested during the six months ended September 30, 2008 and 2007 was $1,736 and $1,132, respectively.

11.	Income Taxes

The provision for income taxes for the six months ended September 30, 2008 was approximately $12,861 as compared to approximately $10,314 for the year ago period. The effective tax rates for the six months ended September 30, 2008 and 2007 were 36.3% and 36.1%, respectively. The provision for income taxes for the six months ended September 30, 2008 differ from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, and the qualified production activities deduction. The effective rate for the six months ended September 30, 2008 increased from the prior year primarily due to the expiration of the Federal research and development tax credit statute which occurred in the fourth quarter of fiscal year 2008 and therefore was not included in the current quarter provision.

Uncertain tax positions

As of September 30, 2008, the Company has provided a liability of $628 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, there would be no material impact to the Company’s effective tax rate. The reserve has not materially changed for the quarter ended September 30, 2008.

The Company is under routine examination by two states. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months. The Company has filed three applications to change tax accounting methods. It is reasonably possible that the Company will receive consent to change these accounting methods within the next twelve months which would reduce the unrecognized tax benefit balance as of September 30, 2008 by approximately $561 with no impact on the tax provision.

12.	Net Income Per Share

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

	Three Months Ended September 30,		Six Months Ended September 30,

	2008	2007	2008	2007

Net income	$10,499	$9,672	$21,613	$17,612
Basic net income per common share:
Weighted average of common shares outstanding	27,930	27,287	27,699	27,211

Basic net income per common share	$0.38	$0.35	$0.78	$0.65

Net income	$10,499	$9,672	$21,613	$17,612
Diluted net income per common share:
Weighted average of common shares outstanding	27,930	27,287	27,699	27,211
Effect of potentially dilutive securities (options)	281	431	315	485

Weighted average of common shares outstanding - diluted	28,211	27,718	28,014	27,696

Diluted net income per common share	$0.37	$0.35	$0.77	$0.64

The computation of diluted net income per share does not include 394,148 and 328,049 options for the three and six months ended September 30, 2008, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 245,000 options for the three and six months ended September 30, 2007, because their inclusion would have an anti-dilutive effect on net income per share.

13. Other Comprehensive Income

Comprehensive income includes all changes in Shareholders’ Equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income, net of income tax, consist of unrealized losses on marketable securities of $264 and $798 for the three and six months ended September 30, 2008, respectively. There were no other comprehensive income items for the three and six months ended ended September 30, 2007.

	Three Months Ended September 30,		Six Months Ended September 30,

	2008	2007	2008	2007

Net income	$10,499	$9,672	$21,613	$17,612
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	(264)	—	(798)	—

Comprehensive income	$10,235	$9,672	$20,815	$17,612

14.    Operating Segment Information

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

The accounting policies of the Company’s operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management. Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented. All of the recorded goodwill at September 30, 2008 relates to the Company’s NextGen division.

Operating segment data is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,

	2008	2007	2008	2007

Revenue:
QSI Division	$4,113	$4,006	$8,180	$7,988
NextGen Division	54,868	41,140	106,025	79,190

Consolidated revenue	$58,981	$45,146	$114,205	$87,178

Operating income:
QSI Division	$952	$1,290	$1,928	$2,346
NextGen Division	19,301	15,698	39,236	29,601
Unallocated corporate expenses	(4,119)	(2,493)	(7,404)	(5,405)

Consolidated operating income	$16,134	$14,495	$33,760	$26,542

15.     Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2008. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

16.     Commitments, Guarantees and Contingencies

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

The Company has historically offered short-term rights of return in certain sales arrangements. If the Company is able to estimate returns for these types of arrangements and all other criteria for revenue recognition have been met, revenue is recognized and these arrangements are recorded in the consolidated financial statements. If the Company is unable to estimate returns for these types of arrangements, revenue is not recognized in the

[a] UNIX is a registered trademark of the AT&T Corporation.

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

Contingencies

The Company has experienced certain legal claims by parties asserting that it infringed certain intellectual property rights. Management believes that these claims are without merit and have defended against them vigorously; however, in order to avoid the further legal costs and diversion of management resources it is reasonably possible that a settlement may be reached which could result in a liability to the Company. However, at this time it is not possible to estimate with reasonable certainty what amount, if any may be incurred as a result of a settlement. Litigation is inherently uncertain and always difficult to predict.

17.     Subsequent Events

On October 30, 2008, the Board of Directors approved a regular quarterly dividend of thirty cents ($0.30) per share payable on its outstanding shares of common stock. The cash dividend record date is December 15, 2008 and the cash dividend is expected to be distributed to shareholders on or about January 5, 2009.

On October 15, 2008, the Company and NextGen entered into an Agreement and Plan of Merger (Agreement) to acquire Practice Management Partners, Inc. (PMP), which closed on October 28, 2008. As a result of the Agreement, PMP became a wholly owned subsidiary of NextGen. The purchase price consisted of approximately $19,000 at closing plus up to $3,000 tied to the future performance of PMP. The $19,000 consists of approximately $16,250 in cash and $2,750 in the Company’s unregistered common stock.

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

Revenue is divided into two categories, “system sales” and “maintenance, EDI, revenue cycle management and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, revenue cycle management and other services category includes, maintenance, EDI, revenue cycle management, follow on training and implementation services, annual third party license fees, hosting services and other revenue.

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

The fair value of our marketable securities has been estimated by management based on certain assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 - unobservable inputs in accordance with SFAS 157. Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, including a liquidity discount, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. The estimate of the fair value of the marketable securities could change based on market conditions.

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

Qualified Production Activities Deduction. Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for the Company for the six months ended September 30, 2008 and 2007. The deduction taken by the Company involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under Internal Revenue Code Section 199.

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

Both divisions develop and market practice management software which is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include scheduling and billing capabilities. It is important to note that in both the medical and dental

[1] UNIX is a registered trademark of the AT&T Corporation.

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

Inclusive of divisional EDI and revenue cycle management revenue, the NextGen Division accounted for approximately 93.0% of our revenue for the second quarter of fiscal 2009 compared to 91.1% in the second quarter of fiscal 2008. The QSI Division accounted for 7.0% and 8.9% of revenue in the second quarter of fiscal 2009 and 2008, respectively. The NextGen Division’s year over year revenue grew at 33.4% and 22.9% in the second quarter of fiscal 2009 and 2008, respectively, while the QSI Division’s year over year revenue remained unchanged in the second quarter of fiscal years 2009 and 2008, respectively.

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

[2]	Windows NT is a registered trademark of the Microsoft Corporation.

[3]	NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

[4]	NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

of NextGen Practice Solutions. Founded in 1996, HSI currently provides revenue cycle management services to thousands of providers including health systems, hospitals, and physicians in private practice with an in-house team of more than 200 employees including specialists in medical billing, coding and compliance, payer credentialing, and information technology.

On October 28, 2008, we closed the acquisition of Maryland based Practice Management Partners, Inc. (PMP), a full-service healthcare revenue cycle management company. Founded in 2001, PMP provides physician billing and technology management services to hundreds of healthcare providers, primarily in Mid-Atlantic region.

Results of Operations

Overview of results

▪

Consolidated revenue grew 31.0% in the six months ended September 30, 2008 versus the same period in 2007 and 18.6% in the six months ended September 30, 2007 versus the same period in 2006. For the six months ended September 30, 2008, revenue was positively impacted by the HSI acquisition, which generated $5.9 million for the period May 21, 2008 to September 30, 2008.

▪

Consolidated income from operations grew 27.2% in the six months ended September 30, 2008 versus the same period in 2007 and grew 5.6% in the six months ended September 30, 2007 versus 2006. For the six months ended September 30, 2008, operating income was positively impacted by an increase in revenue offset by shift in revenue mix with increased hardware, maintenance and revenue cycle management revenue resulting in a decline in our gross profit margin; we also experienced higher selling, general and administrative expenses. Higher selling, general and administrative expenses were impacted negatively by $1.2 million of proxy related expenses incurred in conjunction with the 2008 Annual Shareholder’s Meeting and higher than usual legal expenses, primarily as a result of our contested proxy election and certain legal matters related to intellectual property infringement claims in the NextGen division.

▪

We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

NextGen Division

▪

Our NextGen Division’s revenue grew 33.9% in the six months ended September 30, 2008 versus 2007 and 20.6% in the six months ended September 30, 2007 versus 2006. Divisional operating income (which excludes unallocated corporate expenses) grew 32.7% in the six months ended September 30, 2008 versus 2007 and 7.8% in the six months ended September 30, 2007 versus 2006. For the six months ended September 30, 2008, operating income was positively impacted by our revenue growth.

▪

HSI contributed $5.9 million to NextGen’s revenue during from May 20, 2008, the close date, to September 30, 2008. HSI’s operating income had minimal impact to NextGen’s operating income the same period.

▪	During the six months ended September 30, 2008, we added staffing resources to most of our client-interfacing departments, and intend to continue doing so in future quarters.

▪

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

QSI Division

▪

Our QSI Division revenue increased 2.4% in the six months ended September 30, 2008 versus the same period in 2007 and grew 1.6% in the six months ended September 30, 2007 versus the same period in 2006. The Division experienced 17.8% decrease in operating income (excluding unallocated corporate expenses) in the six months ended September 30, 2008 versus the same period in 2007 as compared to a 8.0% increase in operating income in the six months ended September 30, 2007 versus the same period in 2006. For the six months ended September 30, 2008, operating income was negatively impacted by an increase in selling, general and administrative expense.

▪	Our goals for the QSI Division include maximizing profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market.

The following table sets forth for the periods indicated the percentage of revenues represented by each item in our Consolidated Statements of Income (unaudited).

	Three Months Ended September 30,			Six Months Ended September 30,

	2008	2007		2008	2007

Revenues:
Software, hardware and supplies	36.1%	41.0%		37.4%	40.4%
Implementation and training services	5.9	7.1		6.2	7.4

System sales	42.0	48.1		43.6	47.8

Maintenance	29.2	29.8		30.1	29.8
Electronic data interchange services	11.9	12.0		11.9	12.0
Revenue cycle management and related services	7.7	0.0		5.7	0.0
Other services	9.2	10.2		8.7	10.4

Maintenance, EDI, revenue cycle management and other services	58.0	51.9	*	56.4	52.2

Total revenue	100.0	100.0		100.0	100.0

Cost of revenue:
Software, hardware and supplies	5.8	5.5		6.0	5.7
Implementation and training services	4.4	5.4		4.9	5.5

Total cost of system sales	10.2	10.9		10.9	11.2

Maintenance	5.0	6.7		5.3	7.1
Electronic data interchange services	8.9	8.3		8.9	8.3
Revenue cycle management and related services	5.3	0.0		3.9	0.0
Other services	6.6	6.9		6.4	7.0

Total cost of maintenance, EDI, revenue cycle management and other services	25.8	21.9		24.5	22.4

Total cost of revenue	36.0	32.7		35.4	33.6

Gross profit	64.0	67.3		64.6	66.4

Selling, general and administrative	31.0	29.2		29.4	29.6
Research and development	5.7	6.0		5.7	6.3

Income from operations	27.3	32.1	*	29.5	30.5

Interest income	0.6	1.4		0.6	1.6

Income before provision for income taxes	27.9	33.5	*	30.1	32.0 *
Provision for income taxes	10.1	12.1		11.3	11.8

Net income	17.8%	21.4%		18.8%	20.2%

*	does not add due to rounding

For the Three-Month Periods Ended September 30, 2008 versus 2007

Net Income. The Company’s net income for the three months ended September 30, 2008 was $10.5 million or $0.38 per share on a basic and $0.37 per share on a fully diluted basis. In comparison, we earned $ 9.7 million or $0.35 per share on a basic and fully diluted basis for the three months ended September 30, 2007. The increase in net income for the three months ended September 30, 2008 was a result of the following:

•	a 30.7% increase in consolidated revenue;

•	a 33.9% increase in NextGen Division revenue which accounted for 93.0% of consolidated revenue;

•	offset by a shift in revenue mix with increased hardware, maintenance and revenue cycle management revenue resulting in a decline in our gross profit margin; and

•

an increase in selling, general and administrative expenses as a percentage of revenue. Approximately $1.2 million in expenses related to the contested proxy election which occurred in conjunction with the 2008 Annual Shareholders’ Meeting.

Revenue. Revenue for the three months ended September 30, 2008 increased 30.7% to $59.0 million from $45.1 million for the three months ended September 30, 2007. NextGen Division revenue increased 33.4% from $41.1 million in the three months ended September 30, 2007 to $54.9 million in the three months ended September 30, 2008, and the QSI Division revenue increased by 2.7% during the three months ended September 30, 2008 over the prior year period. NextGen revenue is inclusive of approximately $4.2 million in revenue from HSI.

We divide revenue into two categories, “system sales” and “maintenance, EDI, revenue cycle management and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, revenue cycle management and other services category includes maintenance, EDI, revenue cycle management follow-on training and implementation services, annual third party license fees, hosting and other revenue. Maintenance revenue includes amounts initially deferred in conjunction with new customer arrangements and subsequently amortized and billings to existing customers.

System Sales. Revenue earned from company-wide sales of systems for the three months ended September 30, 2008, increased 14.2% to $24.8 million from $21.7 million in the prior year period.

Our increase in revenue from sales of systems was principally the result of a 13.7% increase in category revenue at our NextGen Division. Divisional sales in this category grew from $21.0 million during the three months ended September 30, 2007 to $23.9 million during the three months ended September 30, 2008. This increase was driven by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as increases in sales of hardware, third party software and supplies and implementation and training services.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Three months ended September 30, 2008
QSI Division	$235	$404	$278	$917
NextGen Division	18,673	1,985	3,208	23,866

Consolidated	$18,908	$2,389	$3,486	$24,783

Three months ended September 30, 2007
QSI Division	$217	$258	$225	$700
NextGen Division	16,713	1,326	2,957	20,996

Consolidated	$16,930	$1,584	$3,182	$21,696

NextGen Division software license revenue increased 11.7% between the three months ended September 30, 2008 and the prior year period. The Division’s software revenue accounted for 78.2% of divisional system sales revenue during the three months ended September 30, 2008. For the three month period ended September 30, 2007, divisional software revenue as a percentage of divisional system sales revenue was 79.6%. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division.

During the three months ended September 30, 2008, 8.3% of NextGen’s system sales revenue was represented by hardware and third party software compared to 6.3% in the prior year period. During the three months ended September 30, 2008, there was a shift in the revenue mix with increased revenue coming from hardware revenue. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division grew 8.5% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and increased 10.5% in the three months ended September 30, 2007 compared to the period year period 2006. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended September 30, 2008 versus 2007 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

For the QSI Division, total system sales increased $0.2 million or 31.0% in the three months ended September 30, 2008 versus the same period ended September 30, 2007. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

Maintenance, EDI, Revenue Cycle Management and Other Services. For the three months ended September 30, 2008, company-wide revenue from maintenance, EDI, revenue cycle management and other services grew 45.8% to $34.2 million from $23.5 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI, revenue cycle management and other services revenue from the NextGen Division. Total NextGen Division maintenance revenue for the three months ended September 30, 2008 grew 33.2% to $15.5 million from $11.6 million in the prior year period, while EDI revenue grew 38.7% to $5.9 million compared to $4.2 million during the prior year period. Revenue cycle management grew $4.3 million primarily as a result of the HSI acquisition. Other services revenue for the three months ended September 30, 2008 increased 26.0% to $5.1 million from $4.1 million in the prior year period, primarily due to increases in consulting services, annual licenses and hosting services revenue. QSI Division maintenance, EDI and other revenue remained approximately unchanged in the three months ended September 30, 2008 as compared to the prior year period

The following table details revenue included in the maintenance, EDI and other category for the three month periods ended September 30, 2008 and 2007:

	Maintenance	EDI	Revenue Cycle Management	Other	Total

Three months ended September 30, 2008
QSI Division	$1,759	$1,121	$—	$316	$3,196
NextGen Division	15,475	5,864	4,527	5,136	31,002

Consolidated	$17,234	$6,985	$4,527	$5,452	$34,198

Three months ended September 30, 2007

QSI Division	$1,824	$1,179	$—	$303	$3,306
NextGen Division	11,618	4,227	222	4,077	20,144

Consolidated	$13,442	$5,406	$222	$4,380	$23,450

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended September 30, 2008 and 2007 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

September 30, 2007	1,035	890	257	178	1,292	1,068
Billing sites added	206	270	10	40	216	310
Billing sites removed	(42)	(97)	(18)	(45)	(60)	(142)

September 30, 2008	1,199	1,063	249	173	1,448	1,236

Cost of Revenue. Cost of revenue for the three months ended September 30, 2008 increased 43.6% to $21.2 million from $14.8 million in the quarter ended September 30, 2007 and the cost of revenue as a percentage of revenue increased to 36.0% from 32.7% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.

The increase in our consolidated cost of revenue as a percentage of revenue between the three months ended September 30, 2008 and the three months ended September 30, 2007 is primarily attributable to an increase in the level of hardware and third party software in the NextGen division, increase in payroll and related benefits and EDI costs in both divisions, offset by a decrease in other expense as a percentage of revenue. Other expense, which consists of outside service costs, amortization of software development costs and other costs, decreased to 7.0% of total revenue during the three months ended September 30, 2008 from 9.8% of total revenue during the three months ended September 30, 2007.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two divisions.

	Hardware, Third Party Software	Payroll and related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit

Three months ended September 30, 2008
QSI Division	9.2%	19.2%	16.3%	2.6%	47.3%	52.7%
NextGen Division	4.5%	14.5%	8.7%	7.4%	35.1%	64.9%

Consolidated	4.8%	14.9%	9.3%	7.0%	36.0%	64.0%

Three months ended September 30, 2007
QSI Division	4.0%	18.6%	14.9%	4.4%	41.9%	58.1%
NextGen Division	3.2%	11.0%	7.3%	10.3%	31.8%	68.2%

Consolidated	3.3%	11.7%	8.0%	9.8%	32.8%	67.3%

During the three months ended September 30, 2008, hardware and third party software constituted a larger portion of consolidated cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 14.9% of consolidated revenue in the three months ended September 30, 2008 compared to 11.7% during the three months ended September 30, 2007 primarily due to the acquisition of HSI which as a service business has an inherently higher percentage of payroll costs as a percentage of revenue. The absolute level of consolidated payroll and benefit expenses grew from $5.3 million in the three months ended September 30, 2007 to $8.8 million in the three months ended September 30, 2008, an increase of 67% or approximately $3.5 million. Of the $3.5 million increase, approximately $2.0 million was a result of the HSI acquisition. In addition, related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division increased to $8.0 million in the three months ended September 30, 2008 from $4.5 million in the three months ended September 30, 2007. Payroll and benefits expense associated with delivering products and services in the QSI Division increased to $0.8 million during the three months ended September 30, 2008 from $0.7 million in the three months ended September 30, 2007. The application of SFAS 123R added approximately $0.1 million in compensation expense to cost of revenue for both the three months ended September 30, 2008 and 2007, respectively.

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

As a result of the foregoing events and activities, the gross profit percentage for the Company and both our divisions decreased for the three month period ended September 30, 2008 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended September 30, 2008 and 2007:

	Three months ended September 30,

	2008	%	2007	%

QSI Division
Revenue	$4,113	100.0%	$4,006	100.0%
Cost of revenue	1,946	47.3%	1,680	41.9%

Gross profit	$2,167	52.7%	$2,326	58.1%

NextGen Division
Revenue	$54,868	100.0%	$41,140	100.0%
Cost of revenue	19,276	35.1%	13,095	31.8%

Gross profit	$35,592	64.9%	$28,045	68.2%

Consolidated
Revenue	$58,981	100.0%	$45,146	100.0%
Cost of revenue	21,223	36.0%	14,775	32.7%

Gross profit	$37,758	64.0%	$30,371	67.3%

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2008 increased 38.6% to $18.3 million as compared to $13.2 million for the three months ended September 30, 2007. The increase in these expenses resulted from a $0.2 million increase in compensation expense in the NextGen Division, a $1.0 million increase in legal expenses in the NextGen Division, a $2.3 million in other general and administrative expenses in the NextGen Division and a $1.6 million increase in corporate related expenses. Approximately $1.2 million of the year over year corporate related expense was related to expenses associated with the contested proxy election which occurred in conjunction with the 2008 Annual Shareholders’ Meeting. The application of SFAS 123R added approximately $0.3 million and $0.6 million in compensation expense to selling, general and administrative expenses for the three months ended September 30, 2008 and 2007, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 29.2% in the three months ended September 30, 2007 to 31.0% in the three months ended September 30, 2008, primarily due to the proxy and legal expenses mentioned above.

We anticipate increased expenditures for trade shows, advertising and the employment of additional sales and administrative staff at the NextGen Division. We also anticipate future increases in corporate expenditures being made in a wide range of areas including professional services. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general, and administrative expenses as a percentage of revenue.

Research and Development Costs. Research and development costs for the three months ended September 30, 2008 and 2007 were $3.3 million and $ 2.7 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the application of SFAS 123R added approximately $0.1 million and $0.2 million in compensation expense to research and development costs for both the three months ended September 30, 2008 and 2007, respectively. Additions to capitalized software costs offset research and development costs. For the three months ended September 30, 2008, $1.5 million was added to capitalized software costs while $1.6 million was capitalized during the three months ended September 30, 2007. Research and development costs as a percentage of revenue decreased to 5.7% during the three months ended June 30, 2008 from 6.0% for the same period in 2007. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income. Interest income for the three months ended September 30, 2008 decreased to $0.3 million compared to $0.6 million in the three months ended September 30, 2007 primarily due a greater proportion of funds invested in short-term U.S Treasuries and money market accounts which earned lower interest rates as compared to the prior year.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds, short-term U.S. Treasuries and auction rate securities with maturities or interest reset dates of 35 days or less. We owned approximately $12.7 million in ARS as of September 30 2008, which are illiquid due to the failure in the ARS market. Our Board of Directors continues to review alternate uses for our cash including, but not limited to, payment of a special dividend, initiation of a stock buy back program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund  acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2008 was approximately $6.0 million as compared to approximately $5.5 million for the year ago period. The effective tax rates for the three months ended September 30, 2008 was 36.3% and for the three months ended September 30 2007 was 36.1%. The provision for income taxes for the three months ended September 30, 2008 and 2007 was impacted by the expiration of the Federal research and development tax credit statute which occurred in the fourth quarter of fiscal year 2008 and not extended until October 3, 2008, so therefore was not included in the current quarter provision.

For the Six-Month Periods Ended September 30, 2008 versus 2007

Net Income. The Company’s net income for the six months ended September 30, 2008 was $21.6 million or $0.78 per share on a basic and $0.77 per share on a fully diluted basis. In comparison, we earned $17.6 million or $0.65 per share on a basic and fully diluted basis for the six months ended September 30, 2007. The increase in net income for the six months ended September 30, 2008 was a result of the following:

•	a 31.0% increase in consolidated revenue;

•	a 33.9% increase in NextGen Division revenue which accounted for 92.8% of consolidated revenue;

•

offset by a decrease in gross margin percentage due to a shift in revenue mix with increased hardware, maintenance and revenue cycle management revenue resulting in a decline in our gross profit margin; and

•

Higher selling, general and administrative expenses were impacted negatively by $1.2 million of proxy related expenses incurred in conjunction with the 2008 Annual Shareholder’s Meeting and higher than usual legal expenses.

•

a decrease in interest income for the six months ended September 30, 2008 due to a greater proportion of funds invested in tax favored auction rate securities which offer lower interest rates but higher after-tax yields compared to money market or short term U.S. Treasuries, as well as well as lower overall interest rates.

Revenue. Revenue for the six months ended September 30, 2008 increased 31.0% to $114.2 million from $87.2 million for the six months ended September 30, 2007. NextGen Division revenue increased 33.9% from $79.2 million in the six months ended September 30, 2007 to $106.0 million in the six months ended September 30, 2008, and the QSI Division revenue increased by 2.4% during the six months ended September 30, 2008 over the prior year period. NextGen revenue is inclusive of approximately $5.9 million in revenue from HSI.

We divide revenue into two categories, “system sales” and “maintenance, EDI, revenue cycle management and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, revenue cycle management and other services category includes maintenance, EDI, revenue cycle management follow-on training and implementation services, annual third party license fees, hosting services and other revenue. Maintenance revenue includes amounts initially deferred in conjunction with new customer arrangements and subsequently amortized and billings to existing customers.

System Sales. Revenue earned from company-wide sales of systems for the six months ended September 30, 2008 increased 19.3% to $49.7 million from $ 41.7 million in the prior year period.

Our increase in revenue from sales of systems was principally the result of a 18.2% increase in category revenue at our NextGen Division. Divisional sales in this category grew from $40.5 million during the six months ended September 30, 2007 to $47.9 million during the six months ended September 30, 2008. This increase was driven by higher sales of NextGenemr and

NextGenepm software to both new and existing clients, as well as increases in sales of hardware, third party software and supplies and implementation and training services.

The following table breaks down our reported system sales into software, hardware, third party software and supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Six months ended September 30, 2008
QSI Division	$652	$710	$502	$1,864
NextGen Division	37,065	4,239	6,569	47,873

Consolidated	$37,717	$4,949	$7,071	$49,737

Six months ended September 30, 2007
QSI Division	$315	$336	$540	$1,191
NextGen Division	32,245	2,357	5,890	40,492

Consolidated	$32,560	$2,693	$6,430	$41,683

NextGen Division software license revenue increased 14.9% between the six months ended September 30, 2008 and the prior year period. The Division’s software revenue accounted for 77.4% of divisional system sales revenue during the six months ended September 30, 2008. For the six month period ended September 30, 2007, divisional software revenue as a percentage of divisional system sales revenue was 79.6%. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division.

During the six months ended September 30, 2008, 8.9% of NextGen’s system sales revenue was represented by hardware and third party software compared to 5.8% in the prior year period. During the six months ended September 30, 2008, there was a shift in the revenue mix with increased revenue coming from hardware revenue. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division grew 11.5% in the six months ended September 30, 2008 compared to the six months ended September 30, 2007 and increased 7.0% in the six months ended September 30, 2007 compared to the period year period 2006. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the six months ended September 30, 2008 versus 2007 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

For the QSI Division, total system sales increased $0.7 million or 56.5% in the six months ended September 30, 2008 versus the same period ended September 30, 2007. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

Maintenance, EDI, Revenue Cycle Management and Other Services. For the six months ended September 30, 2008, company-wide revenue from maintenance, EDI, revenue cycle management and other services grew 41.7% to $64.5 million from $45.5 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI, revenue cycle management and other services revenue from the NextGen Division. Total NextGen Division maintenance revenue for the six months ended September 30, 2008 grew 37.4% to $30.8 million from $22.4 million in the prior year period, while EDI revenue grew 40.1% to $11.4 million compared to $8.1 million during the prior year period. Revenue cycle management grew $6.1 million primarily as a result of the HSI acquisition. Other services revenue for the six months ended September 30, 2008 increased 21.5% to $9.5 million from $7.8 million in the prior year period, primarily due to increases in consulting services, annual licenses and hosting services revenue. QSI Division maintenance and EDI revenue remained fairly unchanged in the six months ended September 30, 2008 as compared to the prior year period while QSI divisional other revenue decreased by $0.4 million in the six months ended September 30, 2008 as compared to the prior year period.

The following table details revenue included in the maintenance, EDI, revenue cycle management, and other category for the six month periods ended September 30, 2008 and 2007:

	Maintenance	EDI	Revenue Cycle Management	Other	Total

Six months ended September 30, 2008
QSI Division	$3,557	$2,257	$—	$502	$6,316
NextGen Division	30,813	11,398	6,484	9,457	58,152

Consolidated	$34,370	$13,655	$6,484	$9,959	$64,468

Six months ended September 30, 2007

QSI Division	$3,576	$2,294	$—	$927	$6,797
NextGen Division	22,425	8,136	356	7,781	38,698

Consolidated	$26,001	$10,430	$356	$8,708	$45,495

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended September 30, 2008 and 2007, respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each operating division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

September 30, 2007	1,035	890	257	178	1,292	1,068
Billing sites added	206	270	10	40	216	310
Billing sites removed	(42)	(97)	(18)	(45)	(60)	(142)

September 30, 2008	1,199	1,063	249	173	1,448	1,236

Cost of Revenue. Cost of revenue for the six months ended September 30, 2008 increased 38.0% to $40.4 million from $ 29.3 million in the six months ended September 30, 2007 and the cost of revenue as a percentage of revenue increased to 35.4% from 33.6% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.

The increase in our consolidated cost of revenue as a percentage of revenue between the six months ended September 30, 2008 and the six months ended September 30, 2007 is primarily attributable to an increase in the level of hardware and third party software in the NextGen division, increase in payroll and related benefits, and EDI costs in both divisions, offset by a decrease in other expense as a percentage of revenue. Other expense, which consists of outside service costs, amortization of software development costs and other costs, decreased to 7.9% of total revenue during the six months ended September 30, 2008 from 9.9% of total revenue during the six months ended September 30, 2007.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two operating divisions.

	Hardware, Third Party Software	Payroll and related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit

Six months ended September 30, 2008
QSI Division	7.9%	19.6%	15.7%	3.1%	46.3%	53.7%
NextGen Division	4.4%	12.8%	8.5%	8.9%	34.6%	65.4%

Consolidated	4.7%	13.8%	9.0%	7.9%	35.4%	64.6%

Six months ended September 30, 2007
QSI Division	6.2%	18.7%	15.1%	4.5%	44.5%	55.5%
NextGen Division	3.5%	11.2%	7.4%	10.4%	32.5%	67.5%

Consolidated	3.7%	11.9%	8.1%	9.9%	33.6%	66.4%

During the six months ended September 30, 2008, hardware and third party software constituted a larger portion of consolidated cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 13.8% of consolidated revenue in the six months ended September 30, 2008 compared to 11.9% during the six months ended September 30, 2007 primarily due to the acquisition of HSI which as a service business has an inherently higher percentage of payroll costs as a percentage of revenue. The absolute level of consolidated payroll and benefit expenses grew from $10.4 million in the six months ended September 30, 2007 to $15.9 million in the six months ended September 30, 2008, an increase of 54% or approximately $5.5 million. Of the $5.5 million increase, approximately $2.7 million was a result of the HSI acquisition, which closed on May 20, 2008. In addition, related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division increased to $14.0 million in the six months ended September 30, 2008 from $8.9 million in the six months ended September 30, 2007. Payroll and benefits expense associated with delivering products and services in the QSI Division increased to 19.6% during the six months ended September 30, 2008 from 18.7% in the six months ended September 30, 2007. The application of SFAS 123R added approximately $0.2 million and $0.3 million in compensation expense to cost of revenue for both the three months ended September 30, 2008 and 2007, respectively.

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

As a result of the foregoing events and activities, the gross profit percentage for the Company and our NextGen Division decreased for the six month period ended September 30, 2008 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the six month periods ended September 30, 2008 and 2007:

	Six months ended September 30,

	2008	%	2007	%

QSI Division
Revenue	$8,180	100.0%	$7,988	100.0%
Cost of revenue	3,787	46.3%	3,556	44.5%

Gross profit	$4,393	53.7%	$4,432	55.5%

NextGen Division
Revenue	$106,025	100.0%	$79,190	100.0%
Cost of revenue	36,662	34.6%	25,761	32.5%

Gross profit	$69,363	65.4%	$53,429	67.5%

Consolidated
Revenue	$114,205	100.0%	$87,178	100.0%
Cost of revenue	40,449	35.4%	29,317	33.6%

Gross profit	$73,756	64.6%	$57,861	66.4%

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2008 increased 29.8% to $33.5 million as compared to $25.8 million for the six months ended September 30, 2007. The increase in these expenses resulted from:

o	a $0.5 million increase in compensation expense in the NextGen Division,

o	a $0.4 million in selling related expenses in the NextGen Division,

o	a $1.5 million increase in legal expenses in the NextGen Division,

o	a $0.6 million increase in outside services in the NextGen division,

o	a $2.7 million increase in other selling, general and administrative expenses in the NextGen Division; and

o	a $2.0 million increase in corporate related expenses.

Approximately $1.2 million of the year over year corporate related expense was related to expenses associated with the proxy contest which occurred in conjunction with the 2008 Annual Shareholders’ Meeting. Increase corporate salaries and related benefits of $0.4 million also contributed to the year over year corporate increase.

The application of SFAS 123R added approximately $0.8 million and $1.3 million in compensation expense to selling, general and administrative expenses for the six months ended September 30, 2008 and 2007, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased slightly from 29.6% in the six months ended September 30, 2007 to 29.4% in the six months ended September 30, 2008.

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

Research and Development Costs. Research and development costs for the six months ended September 30, 2008 and 2007 were $6.5 million and $5.5 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the application of SFAS 123R added approximately $0.2 million and $0.5 million in compensation expense to research and development costs for both the six months ended September 30, 2008 and 2007, respectively. Additions to capitalized software costs offset research and development costs. For the six months ended September 30, 2008, $3.2 million was added to capitalized software costs while $3.0 million was capitalized during the three months ended September 30, 2007. Research and development costs as a percentage of revenue decreased to 5.7% during the three months ended September 30, 2008 from 6.3% for the same period in 2007. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income. Interest income for the six months ended September 30, 2008 decreased to $0.7 million compared to $1.4 million in the six months ended September 30, 2007. Interest income decreased in the six months ended September 30, 2008 primarily due a greater proportion of funds invested in short-term U.S Treasuries and money market accounts which earned lower interest rates as compared to the prior year.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in liquid short term assets including money market funds and auction rate securities with maturities or interest reset dates of 35 days or less. Our Board of Directors continues to review alternate uses for our cash including, but not limited to, payment of a special dividend, initiation of a stock buy back program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.

Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2008 was approximately $12.9 million as compared to approximately $10.3 million for the year ago period. The effective tax rates for the six months ended September 30, 2008 was 37.3% and for the six months ended September 30 2007 was 36.9%. The provision for income taxes for the six months ended September 30, 2008 was impacted by the expiration of the Federal research and development tax credit statute which occurred in the fourth quarter of fiscal year 2008 and not extended until October 2, 2008 so therefore, was not included in the current quarter provision.

Liquidity and Capital Resources

The following table presents selected financial statistics and information as of and for each of the six months ended September 30, 2008 and 2007:

	Six months ended September 30,

	2008	2007

Cash and cash equivalents	$67,880	$26,920

Net increase (decrease) in cash and cash equivalents during the six month period	$8,834	$(33,108)

Net income during the six month period	$21,613	$17,612

Net cash provided by operations during the six month period	$15,403	$19,227

Number of days of sales outstanding at start of the period	136	129

Number of days of sales outstanding at the end of the period	140	138

Cash Flow from Operating Activities

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software and other intangible assets, provisions for bad debts, net deferred income taxes and stock option expenses.

The following table summarizes our statement of cash flows for the six month period ended September 30, 2008 and 2007:

	Six months ended September 30,

	2008	2007

Net income	$21,613	$17,612

Non-cash expenses	7,171	4,805

Change in deferred revenue	1,210	488

Change in accounts receivable	(12,403)	(4,649)

Change in other assets and liabilities	(2,187)	971

Net cash provided by operating activities	$15,404	$19,227

Net Income

As referenced in the above table, net income makes up the majority of our cash generated from operations for the six month period ended September 30, 2008 and 2007. Our NextGen Division’s contribution to net income has increased each year due to that division’s operating income increasing more quickly than operating income of the Company as a whole.

Non-Cash expenses

For the six months ended September 30, 2008, non-cash expenses primarily include $1.3 million of depreciation, $2.5 million of amortization of capitalized software and $1.1 million of stock option compensation expenses. Total non-cash expense was approximately $7.2 million and $4.8 million for the six month periods ended September 30, 2008 and 2007, respectively.

Deferred Revenue

Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue, but for which cash was received. Deferred revenue grew by approximately $1.2 million in the six month period ending September 30, 2008 versus $0.5 million in the prior year period.

Accounts Receivable

Accounts receivable grew by approximately $12.4 million and $4.6 million in the six month periods ending September 30, 2008 and 2007, respectively. The increase in accounts receivable is due to the following factors:

▪	NextGen Division revenue grew 33.9% and 20.6% on a year-over-year basis, in the six month periods ended September 30, 2008 and 2007, respectively;

▪

The NextGen Division constituted a larger percentage of our receivables at September 30, 2008 compared to March, 2007. Turnover of accounts receivable in the NextGen Division is slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is derived from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales;

▪	The HSI acquisition added approximately $2.5 million of accounts receivable as of September 30, 2008; and

▪

We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $4.6 and $0.2 million in the six month period ended September 30, 2008 and 2007, respectively.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) increased from 138 days to 140 days during the six month period ended September 30, 2008, due, in part, to the above mentioned factors. If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts receivable expressed as DSO would be 93 days as of September 30, 2008 and 90 days as of September 30, 2007, respectively. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the six months ended September 30, 2008, we anticipate being able to continue to generate cash from operations during fiscal 2009 primarily from the net income of the Company.

Cash flows from investing activities

Net cash used in investing activities for the six months ended September 30, 2008 and 2007 was $4.3 million and $50.2 million, respectively. The increase in cash used in investing activities is a result of the Company’s acquisition of HSI which included a payment of $8.2 million. This use of cash was offset by sales of short-term investments in ARS of approximately $8.6 million. As discussed above, these ARS are classified as short-term or long-term investments on the accompanying Consolidated Balance Sheets. In addition to acquisition and sales of marketable securities, net cash used in investing activities for the six months ended September 30, 2008 consisted of additions to equipment and improvements and capitalized software. Net cash used in investing activities for the six months ended September 30, 2007 consisted of additions to equipment and improvements and capitalized software and purchases of marketable securities of $46.0 million.

Cash flows from financing activities

During the six months ended September 30, 2008, we received proceeds of $10.8 million from the exercise of stock options, recorded a reduction in income tax liability of $3.0 million and paid dividends totaling $13.9 million. In addition, we made loan payments of $2.3 million related to the debt assumed in the HSI acquisition.

Cash and cash equivalents and marketable securities

At September 30, 2008, we had cash and cash equivalents of $67.9 million and marketable securities of $12.7 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

On May 29, 2008, the Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of March 15, 2008 with a distribution date on or about July 1, 2008.

On August 4, 2008, the Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of September 15, 2008 with an expected distribution date on or about October 1, 2008.

On October 30, 2008, the Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of December 15, 2008 with an expected distribution date on or about January 5, 2009.

Management believes that its cash and cash equivalents on hand at September 30, 2008, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends paid in the ordinary course of business for the balance of fiscal 2009.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2008, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Contractual Obligations – Non-cancelable lease obligations	(in thousands)

Year Ending March 31,
2009	$3,674
2010	$3,744
2011	$3,561
2012	$1,716
2013 and beyond	$942

$13,637

New Accounting Pronouncements

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”, or FSP 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 consolidated financial statements.

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

We maintain investments in tax exempt municipal Auction Rate Securities (ARS) which are classified as current and non-current marketable securities on the Company’s Consolidated Balance Sheets. A small portion of the Company’s portfolio is invested in closed-end funds which invest in tax exempt municipal auction rate securities. These instruments are known as Auction Rate Preferred Securities (ARPS). At September 30, 2008, we had approximately $12.7 million of ARS and ARPS on our Consolidated Balance Sheets. The ARS and ARPS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days.

Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities, or the securities mature. In February 2008, the Company began to experience failed auctions on its ARS and ARPS. To determine their estimated fair values at September 30, 2008, factors including credit quality, the likelihood of redemption, and yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers were considered. Based on these factors, a temporary impairment, net of tax, of $994 was recorded to accumulated other comprehensive loss in the accompanying consolidated financial statements as of September 30, 2008. If the Company sells any of the ARS, prior to maturity, at an amount below original purchase value, or if it becomes probable that the Company will not receive 100% of the principal and interest from the issuer as to any of the ARS, the Company will be required to recognize an other-than-temporary impairment charge against net income. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation.

Item 4.	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Exchange Act and the rules thereunder.

During the quarter ended September 30, 2008, no significant changes have occurred in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

On September 4, 2008 we held our annual shareholders meeting at which our shareholders elected our current Board and voted on a proposed amendment to our Bylaws. The results of the shareholder vote are set forth in our Current Report on Form 8-K which we filed with the SEC on September 11, 2008.

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

Exhibits:

10.1

Agreement and Plan of Merger dated October 15, 2008 by and among (i) Quality Systems, Inc. (ii) NextGen Healthcare Information Systems, Inc. (iii) Ruth Merger Sub, Inc. (iv) Practice Management Partners, Inc. and (v) certain shareholders set forth therein.

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

QUALITY SYSTEMS, INC.

Date:	November 4, 2008	By:	/s/ Steven Plochocki

Steven Plochocki
Chief Executive Officer

Date:	November 4, 2008	By:	/s/ Paul Holt

Paul Holt
Chief Financial Officer; Principal Accounting Officer