Form 10-Q
period 2008-12-31
QUALITY SYSTEMS INC
filed 2009-02-06
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filers, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act. (Check one): Large accelerated filer ☐      Accelerated filer ☒

Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date 28,370,778 shares of Common Stock, $0.01 par value, as of February 4, 2009.

PART I
CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	December 31, 2008	March 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$55,428	$59,046
Restricted cash	1,383	—
Marketable securities	2,450	2,500
Accounts receivable, net	100,267	76,585
Inventories, net	1,253	1,024
Income tax receivable	513	—
Net current deferred tax assets	6,059	6,397
Other current assets	4,172	4,596

Total current assets	171,525	150,148

Marketable securities	8,199	20,124
Equipment and improvements, net	6,369	4,773
Capitalized software costs, net	9,550	8,852
Intangibles, net	8,760	—
Goodwill	28,717	1,840
Other assets	2,074	2,171

Total assets	$235,194	$187,908

Current liabilities:
Accounts payable	$4,472	$4,685
Deferred revenue	47,190	44,389
Accrued compensation and related benefits	9,341	8,346
Income taxes payable	—	1,541
Dividends payable	8,511	6,861
Other current liabilities	9,895	4,394

Total current liabilities	79,409	70,216

Deferred revenue, net of current	355	506
Net deferred tax liabilities	2,977	1,575
Deferred compensation	1,724	1,906

Total liabilities	84,465	74,203

Commitments and contingencies

Shareholders’ equity:
Common stock
$0.01 par value; authorized 50,000 shares; issued and outstanding 28,371 and 27,448 shares at December 31, 2008 and March 31, 2008, respectively	284	274
Additional paid-in capital	101,513	75,556
Retained earnings	48,932	38,071
Accumulated other comprehensive loss, net of tax	—	(196)

Total shareholders’ equity	150,729	113,705

Total liabilities and shareholders’ equity	$235,194	$187,908

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Revenues:
Software, hardware and supplies	$22,336	$20,591	$65,002	$55,844
Implementation and training services	2,675	3,115	9,746	9,545

System sales	25,011	23,706	74,748	65,389

Maintenance	19,152	14,861	53,522	40,862
Electronic data interchange services	8,008	5,739	21,663	16,169
Revenue cycle management and related services	6,835	256	13,319	612
Other services	6,473	3,528	16,432	12,236

Maintenance, EDI, revenue cycle management and other services	40,468	24,384	104,936	69,879

Total revenue	65,479	48,090	179,684	135,268

Cost of revenue:
Software, hardware and supplies	3,030	2,984	9,912	7,949
Implementation and training services	2,143	2,638	7,783	7,469

Total cost of system sales	5,173	5,622	17,695	15,418

Maintenance	2,826	3,131	8,856	9,292
Electronic data interchange services	5,541	4,162	15,688	11,413
Revenue cycle management and related services	4,475	166	8,912	402
Other services	5,085	3,067	12,398	8,940

Total cost of maintenance, EDI, revenue cycle management and other services	17,927	10,526	45,854	30,047

Total cost of revenue	23,100	16,148	63,549	45,465

Gross profit	42,379	31,942	116,135	89,803

Operating expenses:
Selling, general and administrative	18,601	13,283	52,136	39,114
Research and development costs	3,624	2,874	10,085	8,362

Total operating expenses	22,225	16,157	62,221	47,476

Income from operations	20,154	15,785	53,914	42,327

Interest income	328	710	1,042	2,094
Other income	—	953	—	953

Income before provision for income taxes	20,482	17,448	54,956	45,374
Provision for income taxes	7,332	6,234	20,193	16,548

Net income	$13,150	$11,214	$34,763	$28,826

Net income per share:
Basic	$0.46	$0.41	$1.25	$1.06
Diluted	$0.46	$0.40	$1.23	$1.04

Weighted average shares outstanding:
Basic	28,340	27,362	27,913	27,261
Diluted	28,473	27,696	28,275	27,739
Dividends declared per common share	$0.30	$0.25	$0.85	$0.75

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended

	December 31, 2008	December 31, 2007

Cash flows from operating activities:
Net income	$34,763	$28,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,165	1,755
Amortization of capitalized software costs	3,787	3,089
Amortization of other intangibles	677	—
Gain on life insurance proceeds, net	—	(755)
Provision for bad debts	1,218	30
Reduction in inventory obsolescense	(13)	—
Share-based compensation	1,591	2,956
Deferred income taxes	85	(1,119)
Tax benefit from exercise of stock options	3,120	1,357
Excess tax benefit from share-based compensation	(2,948)	(1,295)
Loss on disposal of equipment and improvements	96	—
Changes in assets and liabilities:
Accounts receivable	(20,695)	(8,991)
Inventories	(216)	(158)
Income tax receivable	(341)	—
Other current assets	842	1,009
Other assets	153	54
Accounts payable	(924)	572
Deferred revenue	2,570	1,843
Accrued compensation and related benefits	(34)	899
Income taxes payable	(1,541)	2,584
Other current liabilities	3,078	(408)
Deferred compensation	(182)	(48)

Net cash provided by operating activities	27,251	32,200

Cash flows from investing activities:
Additions to capitalized software costs	(4,485)	(4,474)
Additions to equipment and improvements	(2,085)	(1,672)
Proceeds from sale of marketable securities	12,275	35,100
Purchases of marketable securities	—	(83,500)
Proceeds from life insurance policy, net	—	755
Purchase of HSI, including direct transaction costs	(8,241)	—
Purchase of PMP, including direct transaction costs	(16,934)	—

Net cash used in investing activities	(19,470)	(53,791)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	2,948	1,295
Proceeds from the exercise of stock options	11,173	3,895
Dividends paid	(22,252)	(13,614)
Loan repayments	(3,268)	—

Net cash used in financing activities	(11,399)	(8,424)

Net decrease in cash and cash equivalents	(3,618)	(30,015)

Cash and cash equivalents at beginning of period	59,046	60,028

Cash and cash equivalents at end of period	$55,428	$30,013

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$18,339	$13,895

Non-cash investing and financing activities:
Unrealized gain on marketable securities, net of income tax	$196	$—

Effective May 20, 2008, the Company acquired HSI in a transaction summarized as follows:
Fair value of net assets assumed	$20,609	$—
Cash paid for HSI stock	(8,241)	—
Common stock issued for HSI stock	(7,350)	—

Liabilities assumed	$5,018	$—

Effective October 28, 2008, the Company acquired PMP in a transaction summarized as follows:
Fair value of net assets assumed	$23,859	$—
Cash paid for PMP stock	(16,934)	—
Common stock issued for PMP stock	(2,750)	—

Liabilities assumed	$4,175	$—

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements as of December 31, 2008 and for the three and nine months ended December 31, 2008 and 2007, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Amounts related to disclosures of March 31, 2008 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to dollar amounts in this financial statement section are in thousands, except share and per share data, unless otherwise specified.

2.       Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On May 20, 2008, the Company acquired Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (HSI), a full-service healthcare revenue management company. On October 28, 2008, the Company acquired Practice Management Partners, Inc. (PMP), a full-service healthcare revenue management company. All significant intercompany accounts and transactions have been eliminated.

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

A typical system contract contains multiple elements of the above items. SOP 98-9 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. The Company has established VSOE for the related maintenance element based on the bell shape curve method. Maintenance VSOE for the Company’s largest customers is based on stated renewal rates only if the rate is determined to be substantive and falls within the Company’s customary pricing practices.

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

Revenue is divided into two categories, “system sales” and “maintenance, EDI, revenue cycle management and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, revenue cycle management (RCM) and other services category includes maintenance, EDI, revenue cycle management services, follow on training and implementation services, annual third party license fees, hosting services and other revenue.

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

Marketable securities and ARS put option rights. Marketable securities are recorded at fair value, based on quoted market rates or valuation analysis when appropriate. In addition, the Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.

The Company’s investments at December 31, 2008 and March 31, 2008 are in tax exempt municipal Auction Rate Securities (ARS) which are classified as either current or non-current marketable securities on the Company’s Consolidated Balance Sheets, depending on the liquidity and timing of expected realization of such securities. A small portion of the Company’s portfolio is invested in closed-end funds which invest in tax exempt municipal auction rate securities. These instruments are known as Auction Rate Preferred Securities (ARPS). The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days. Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. Under their respective terms, the securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities or the securities mature.

In February 2008, the Company began to experience failed auctions on its ARS and ARPS. To determine their estimated fair values at December 31, 2008, factors including credit quality, assumptions about the likelihood of redemption, observable market data such as yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers were considered.

The Company’s auction rate securities are managed by UBS Financial Services Inc. (UBS). On November 13, 2008, the Company entered into an Auction Rate Security Rights Agreement (the Rights Agreement) with UBS, whereby the Company accepted UBS’ offer to purchase the Company’s ARS investments at any time during the period from June 30, 2010 through July 2, 2012. As a result, the Company has obtained an asset, ARS put option rights, whereby the Company has a right to “put” the ARS back to UBS. The Company expects to exercise its ARS put option rights and put its ARS back to UBS on June 30, 2010, the earliest date allowable under the Rights Agreement.

As of September 30, 2008, the Company had the intent and ability to hold these securities until anticipated recovery. As a result, the Company recognized the unrealized loss through September 30, 2008 as a temporary impairment in other comprehensive income within shareholders’ equity.

By accepting the Rights Agreement, the Company can no longer assert that it has the intent to hold the auction rate securities until anticipated recovery. Therefore, the Company recognized an other-than-temporary impairment charge of approximately $133 in the third quarter of fiscal year 2009. The charge was measured as the difference between the par value and market value of the ARS on November 13, 2008, the date the Company accepted the Rights Agreement. However as the Company will be permitted to put the ARS back to UBS at par value, the Company accounted for the ARS put option rights as a separate asset that was measured at its fair value, resulting in a gain of approximately $133 recorded on November 13, 2008, the date the Company accepted the Rights Agreement. As a result of the Company’s acceptance of the Rights Agreement, the Company has elected to reclassify its investments in auction rate securities as trading securities, as defined by SFAS No. 115 “Accounting in Certain Investments in Debt and Equity Securities”, on the date of  the Company’s acceptance of the Rights Agreement. The Company is required to assess the fair value of these two individual assets and to record corresponding changes in fair value in each reporting period through the Consolidated Statements of Income until the ARS put option rights are exercised and the ARS are redeemed or sold.

The estimated fair value of the ARS put option rights and the unrealized loss on the ARS as of December 31, 2008 was determined to be immaterial. The Company expects that the future charges in the fair value of the ARS put option rights will be largely offset by the fair value movements in the ARS. Since the ARS put option rights represent the right to sell the securities back to UBS at par, the Company will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the ARS put option rights. The Company will continue to classify the ARS as long-term investments until June 30, 2009, one year prior to the expected settlement.

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

Goodwill and Intangible Assets. The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill is related to the NextGen Division and the HSI and PMP acquisitions, which closed on May 20, 2008 and October 28, 2008, respectively (see Notes 6, 7 and 8). Under SFAS 142, management is required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. Relating to NextGen Division’s goodwill, the Company compared the fair value of the NextGen Division with the carrying amount of its assets and determined that none of the goodwill recorded was impaired as of June 30, 2008 (the date of the Company’s last annual impairment test). The fair value of the NextGen Division was determined using an estimate of future cash flows for the NextGen Division over ten years and risk adjusted discount rates of between 15 and 25 percent to compute a net present value of future cash flows. The Company will perform its impairment test on HSI and PMP as of June 30, 2009 or earlier if deemed necessary.

Long-Lived Assets. The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Management periodically reviews the carrying value of long-lived assets, including identifiable intangible assets with definite lives, to determine whether or not impairment to such value has occurred and has determined that there was no impairment at December 31, 2008.

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

Share-Based Compensation. Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R), requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using historical exercise experience. Volatility is estimated by using the weighted average historical volatility of our common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s Consolidated Statements of Income.

The following table shows total stock-based employee compensation expense included in the Consolidated Statement of Income for the three and nine month periods ended December 31, 2008 and 2007.

	Three Months Ended		Nine Months Ended

	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Costs and expenses:
Cost of revenue	$28	$119	$181	$391
Research and development	38	184	223	635
Selling, general and administrative	397	618	1,187	1,930

Total share-based compensation	$463	$921	$1,591	$2,956
Amounts capitalized in software development costs	(4)	(9)	(22)	(31)

Amounts charged against earnings, before income tax benefit	$459	$912	$1,569	$2,925

Amount of related income tax benefit recognized in earnings	$127	$234	$537	$771

3.       Recent Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations” or EITF 08-6. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not currently have any investments that are accounted for under the equity method and therefore EITF 08-6 will not have a significant impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” or EITF 08-7. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently in the process of evaluating the impact the new EITF will have on its consolidated financial statements.

In October 2008, the FASB issued Staff Position SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”, or (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance. The Company has considered the FSP in its determination of estimated fair values of its ARS for the fiscal year 2009.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)”. SFAS 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB finalized FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the impact of the pending adoption of FSP 142-3 on the consolidated financial statements.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008:

	Balance as of December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash and cash equivalents	$55,428	$55,428	$—	$—
Restricted cash	1,383	1,383	—	—
Marketable securities (1)	10,649	—	—	10,649

	$67,460	$56,811	$—	$10,649

(1)	Marketable securities consist of ARS.

The fair value of the Company’s ARS has been estimated by management based on its assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 - unobservable inputs in accordance with SFAS 157, and represents $10,649 or 15.8% of total financial assets measured at fair value in accordance with SFAS 157. Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, including a liquidity discount, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. The estimate of the fair value of the ARS could change based on market conditions. For additional information on cash and cash equivalents, restricted cash or marketable securities, see Note 2.

The following table presents the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined by SFAS 157 at December 31, 2008:

Investment in Marketable Securities

Balance at March 31, 2008	$22,624
Transfer to/out of Level 3	—
Proceeds from sale	(12,275)
Unrealized gains, before income tax benefit	300

Balance at December 31, 2008	$10,649

Upon execution of the Rights Agreement (see Note 2), the Company elected to fair value the ARS put option rights under SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. The Company fair valued the ARS put option rights at the inception of the Rights Agreement and is required to do so each reporting period, with corresponding changes in fair value being reported through current period earnings. The fair value of the ARS put option rights as of December 31, 2008 was determined to be immaterial.

5.	Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets as part of the deferred revenue balance.

	December 31, 2008	March 31, 2008

Accounts receivable, excluding undelivered software, maintenance and services	$72,292	$50,417
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	31,290	28,696

Accounts receivable, gross	103,582	79,113

Allowance for doubtful accounts	(3,315)	(2,528)

Accounts receivable, net	$100,267	$76,585

Inventories are summarized as follows:

	December 31, 2008	March 31, 2008

Computer systems and components, net of reserve for obsolescence of $210 and $223, respectively	$1,229	$992
Miscellaneous parts and supplies	24	32

Inventories, net	$1,253	$1,024

Accrued compensation and related benefits are summarized as follows:

	December 31, 2008	March 31, 2008

Bonus and commission	$5,824	$5,443
Vacation	3,517	2,903

Accrued compensation and related benefits	$9,341	$8,346

Short and long-term deferred revenue are summarized as follows:

	December 31, 2008	March 31, 2008

Maintenance	$6,850	$10,175
Implementation services	29,388	25,929
Annual license services	8,564	6,532
Undelivered software and other	2,743	2,259

Deferred Revenue	$47,545	$44,895

Other current liabilities are summarized as follows:

	December 31, 2008	March 31, 2008

Care services liabilities	$1,292	$—
Accrued EDI expenses	1,152	—
Sales tax payable	842	765
Customer deposits	542	621
Professional fees	505	600
Deferred rent	493	607
Commission payable	590	346
Accrued royalties	549	216
Other accrued expenses	3,930	1,239

Other current liabilities	$9,895	$4,394

6.	Business Combinations

Acquisition of Healthcare Strategic Initiatives

On May 20, 2008, the Company acquired Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (HSI), a full-service healthcare revenue management company, resulting in HSI becoming a wholly-owned subsidiary of QSI. HSI’s results of operations have been included in the consolidated financial statements since the date of acquisition.

This acquisition is a part of the Company’s growth strategy for NextGen Practice Solutions. HSI will operate under the umbrella of NextGen Practice Solutions. Founded in 1996, HSI currently provides RCM services to healthcare providers including health systems, hospitals, and physicians in private practice with an in-house team of more than 200 employees including specialists in medical billing, coding and compliance, payor credentialing, and information technology. The Company intends to cross sell both software and RCM services to the acquired customer bases of HSI and NextGen.

The purchase price totaled approximately $15,591 plus up to approximately $1,650 in incentives tied to future performance. The purchase price consisted of approximately equal parts of cash and restricted QSI common stock, subject to restrictions on resale lapsing over a two year period, and transaction related costs. The value of the 232,081 shares of common stock issued was determined based on a formula which took the average of the closing price of QSI’s common shares during the 45 day trading period ending on May 19, 2008. The total purchase price for HSI is as follows:

Cash	$8,000
Common stock	7,350
Direct transaction costs	241

Total purchase price	$15,591

The acquisition of HSI was accounted for as a purchase business combination as defined in Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). Under the purchase method of accounting, the purchase price was allocated to HSI’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of May 20, 2008. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The Company is amortizing the customer relationships intangible asset over six years and the trade name over four years. The $10,839 assigned to goodwill is expected to be deductible for tax purposes. See Note 6 and 7 for a discussion of goodwill and intangibles acquired. As stated above, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS 141, the Company does not accrue contingent consideration obligations prior to attainment of these objectives. At December 31, 2008, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following two years, is $1,650. Any such payments would result in increases in goodwill.

The following table summarizes the allocation of the purchase price:

Current assets (including restricted cash of $1,470 and accounts receivable of $2,176)	$3,808
Equipment and improvements and other long-term assets	342

Total tangible assets acquired	4,150
Customer relationships	5,241
Trade name	379
Goodwill	10,839
Current liabilities, including long-term debt due within one year	(4,369)
Long-term debt	(649)

Net assets acquired	$15,591

The pro forma effects of this acquisition would not have been material to our results of operations for the three and nine months ended December 31, 2008 or 2007 and therefore are not presented.

Acquisition of Practice Management Partners, Inc.

On October 28, 2008, the Company, through its NextGen subsidiary, acquired Practice Management Partners, Inc. (PMP), a full-service healthcare revenue management company, resulting in PMP becoming a wholly-owned subsidiary of NextGen and, ultimately QSI. PMP’s results of operations have been included in the consolidated financial statements since the date of acquisition.

This acquisition is also part of the Company’s growth strategy for NextGen Practice Solutions. PMP will operate under the umbrella of NextGen Practice Solutions. Founded in 2001, PMP provides RCM services to healthcare providers, primarily in the Mid-Atlantic region. The Company intends to cross sell both software and RCM services to the acquired customer base of PMP and NextGen.

The purchase price totaled approximately $19,684 plus up to approximately $3,000 in incentives tied to future performance. The purchase price consisted of $16,622 in cash and $2,750 in restricted QSI common stock, subject to restrictions on resale lapsing over a two year period, and transaction related costs. The value of the 67,733 shares of common stock issued was determined based on a formula which took the average of the closing price of QSI’s common shares during the 45 day trading period ending on October 27, 2008. The total purchase price for PMP is as follows:

Cash	$16,622
Common stock	2,750
Direct transaction costs	312

Total purchase price	$19,684

The acquisition of PMP is accounted for as a purchase business combination as defined in SFAS 141. Under the purchase method of accounting, the purchase price was allocated to PMP’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of October 28, 2008. The fair value of the assets acquired and liabilities assumed represents management’s estimate of fair value. The Company is amortizing the customer relationships intangible asset over nine years and the trade name over four years. The $16,038 assigned to goodwill is not expected to be deductible for tax purposes. See Note 6 and 7 for a discussion of goodwill and intangibles acquired. As stated above, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS 141, the Company does not accrue contingent consideration obligations prior to attainment of these objectives. At December 31, 2008, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following two years, is $3,000. Any such payments would result in increases in goodwill.

The following table summarizes the allocation of the purchase price:

Current assets (including cash of $125 and accounts receivable of $2,029)	$2,518
Equipment and improvements and other long-term assets	1,485

Total tangible assets acquired	4,003
Customer relationships	3,559
Trade name	259
Goodwill	16,038
Current liabilities, including long-term debt due within one year	(1,882)
Long-term liabilies and debt, including deferred tax liability	(2,293)

Net assets acquired	$19,684

The pro forma effects of this acquisition would not have been material to our results of operations for the three and nine months ended December 31, 2008 or 2007 and therefore are not presented.

7.	Intangible Assets – Goodwill

In accordance with SFAS 142, the Company does not amortize goodwill as the goodwill has been determined to have indefinite useful life.

Goodwill consists of the following:

December 31, 2008

NextGen Healthcare Information Systems, Inc	$1,840
Healthcare Strategic Initiatives	10,839
Practice Management Partners	16,038

Total	$28,717

8.	Intangible Assets – Customer Relationships and Trade Name

The Company had the following amounts related to intangible assets, net, other than capitalized software development costs, with determinable lives:

	As of December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net

Customer Relationships	$8,799	$(605)	$8,194
Trade Name	638	(72)	566

Total	$9,437	$(677)	$8,760

The following represents the change in intangible assets recorded for the nine months ended December 31, 2008:

	Customer Relationships	Trade Name	Total

Balance as of April 1, 2008	$—	$—	$—
Acquisition	8,799	638	9,437
Amortization	(605)	(72)	(677)

Balance as of December 31, 2008	$8,194	$566	$8,760

The following table represents the remaining estimated amortization of intangible assets, other than capitalized software development costs, with determinable lives as of December 31, 2008:

For the year ending March 31,
2009	$359
2010	1,428
2011	1,428
2012	1,428
2013	1,317
2014 and beyond	2,800

Total	$8,760

9.	Intangible Assets – Capitalized Software Development Costs

The Company had the following amounts related to capitalized software development costs with definite lives:

	December 31,	March 31,
	2008	2008

Gross carrying amount	$32,130	$27,645
Accumulated amortization	(22,580)	(18,793)

Net capitalized software development	$9,550	$8,852

Aggregate amortization expense during the nine and twelve month period	$3,787	$4,149

Activity related to net capitalized software costs for the nine month period ended December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
	2008	2007

Beginning of the period	$8,852	$6,982
Capitalization	4,485	4,474
Amortization	(3,787)	(3,089)

End of the period	$9,550	$8,367

The following table represents the remaining estimated amortization of capitalized software development costs with determinable lives as of December 31, 2008:

For the year ending March 31,
2009	$1,457
2010	4,624
2011	2,645
2012	824

Total	$9,550

10.	Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of December 31, 2008, there were 573,091 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless sooner terminated by the Board. At December 31, 2008, 1,753,338 shares were available for future grant under the 2005 Plan. As of December 31, 2008, there were 323,331 outstanding options related to this Plan.

A summary of stock option transactions during the nine months ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, April 1, 2008	1,303,734	$22.81	3.40
Granted	298,331	$38.71	4.87
Exercised	(620,743)	$18.00	2.27	$15,074
Forfeited/Canceled	(84,900)	$25.93	3.44

Outstanding, December 31, 2008	896,422	$31.14	3.76	$11,260

Vested and expected to vest, December 31, 2008	883,838	$31.10	3.75	$11,133

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. The following assumptions were utilized for options granted during the period:

Nine Months Ended
	December 31, 2008	December 31, 2007

Expected life	4.01 years	3.75 years
Expected volatility	42.0% - 46.7%	42.37% - 44.81%
Expected dividends	2.9% - 3.5%	2.67% - 2.99%
Risk-free rate	1.07% - 3.4%	3.07% - 5.09%

During the nine months ended December 31, 2008, 298,331 options were granted under the 2005 Plan. During the nine months ended December 31, 2007, 200,500 options were granted under the 1998 Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 2.0% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2008 and 2007 was $11.22 per share and $12.78 per share, respectively.

On November 5, 2008, the Board of Directors granted a total of 80,141 options under the Company’s 2005 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of grant ($42.20 per share). The options vest in four equal annual installments beginning November 5, 2009 and expire on November 5, 2013.

On September 9, 2008, the Board of Directors granted a total of 35,000 options under the Company’s 2005 Plan to non-management directors pursuant to the Company’s previously announced compensation plan for non-management directors, at an exercise price equal to the market price of the Company’s common stock on the date of grant ($45.61 per share). The options vest in four equal annual installments beginning September 9, 2009 and expire on September 9, 2015.

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

On May 31, 2008, the Board of Directors approved a performance-based equity incentive program for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2009. Under the program, options may also be granted as an incentive to prospective employees to join the Company. If earned, the options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vesting in four equal installments commencing one year following the date of grant. The maximum number of options available under the performance-based equity incentive program plan is 285,000, of which 20,000 is reserved for new employees (such new employee grants not being subject to the earnings and revenue criteria set forth above). Based on performance versus established plan targets, $29 related to the performance plan was recorded for the nine months ended December 31, 2008.

Non-vested stock option award activity, including awards for the nine month period ended December 31, 2008, is summarized as follows:

	Non-vested Number of Shares	Weighted- Average Grant Date Fair Value per Share

Non-vested, April 1, 2008	649,436	$9.57
Granted	298,331	$11.22
Vested	(227,272)	$7.70
Forfeited/Canceled	(84,900)	$10.17

Non-vested, December 31, 2008	635,595	$10.93

As of December 31, 2008, $5,669 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 4.1 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of shares vested during the nine months ended December 31, 2008 and 2007 was $1,750 and $714 respectively.

11.	Income Taxes

The provision for income taxes for the nine months ended December 31, 2008 was approximately $20,193 as compared to $16,548 for the year ago period. The effective tax rates for the nine months ended December 31, 2008 and 2007 were 36.7% and 36.5%, respectively. The provision for income taxes for the nine months ended December 31, 2008 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, research and development tax credit and the qualified production activities deduction. The provision for income taxes for the nine months ended December 31, 2007 differs primarily from the combined statutory rates due to the impact of the varying state income tax rates, federal and state research and development tax credits, qualified production activities deduction, and exclusions for company-owned life insurance proceeds and tax-exempt interest income.

Uncertain tax positions

As of December 31, 2008, the Company has provided a liability of $473 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, there would be no material impact to the Company’s effective tax rate. The reserve has not materially changed for the quarter ended December 31, 2008.

The Company is under routine examination by two states. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months. The Company has filed three applications to change tax accounting methods. Two of the applications were re-filed under the automatic consent provisions and therefore no longer require an unrecognized tax benefit reserve. The decrease in the reserve had no impact on the tax provision. It is reasonably possible that the Company will receive consent to change these accounting methods within the next twelve months which would reduce the unrecognized tax benefit balance as of December 31, 2008 by approximately $406 with no impact on the tax provision.

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

	Three Months Ended December 31,		Nine Months Ended December 31,

	2008	2007	2008	2007

Net income	$13,150	$11,214	$34,763	$28,826
Basic net income per common share:
Weighted average of common shares outstanding	28,340	27,362	27,913	27,261

Basic net income per common share	$0.46	$0.41	$1.25	$1.06

Net income	$13,150	$11,214	$34,763	$28,826
Diluted net income per common share:
Weighted average of common shares outstanding	28,340	27,362	27,913	27,261

Effect of potentially dilutive securities (options)	133	334	362	478

Weighted average of common shares outstanding – diluted	28,473	27,696	28,275	27,739

Diluted net income per common share	$0.46	$0.40	$1.23	$1.04

The computation of diluted net income per share does not include 507,983 and 475,522 options for the three and nine months ended December 31, 2008, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 382,850 and 278,850 options for the three and nine months ended December 31, 2007, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

13.	Other Comprehensive Income.

Comprehensive income includes all changes in Shareholders’ Equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income, net of income tax, consist of unrealized gains on marketable securities of  $0 and $196 for the three and nine months ended December 31, 2008, respectively. There were no other comprehensive income items for the three and nine months ended December 31, 2007.

	Three Months Ended December 31,		Nine Months Ended December 31,

	2008	2007	2008	2007

Net income	$13,150	$11,214	$34,763	$28,826
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	196	—

Comprehensive income	$13,150	$11,214	$34,959	$28,826

14.	Operating Segment Information

The Company has prepared operating segment information in accordance with SFAS 131 “Disclosures About Segments of an Enterprise and Related Information” to report components that are evaluated regularly by its chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Reportable operating segments include the NextGen Division and the QSI Division. The results of operations related to the HSI and PMP acquisitions are included in the NextGen Division.

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

The QSI Division, co-located with the Company’s Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the division supports a number of medical clients that utilize the division’s UNIXa based medical practice management software product. The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia, St. Louis, Missouri and Hunt Valley, Maryland focuses principally on developing and marketing products and services for medical practices.

The accounting policies of the Company’s operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management. Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented. All of the recorded goodwill at December 31, 2008 relates to the Company’s NextGen division including HSI and PMP.

[a]	UNIX is a registered trademark of the AT&T Corporation.

Operating segment data is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2008	2007	2008	2007

Revenue:
QSI Division	$3,969	$4,072	$12,149	$12,060
NextGen Division	61,510	44,018	167,535	123,208

Consolidated revenue	$65,479	$48,090	$179,684	$135,268

Operating income:
QSI Division	$944	$650	$2,872	$2,996
NextGen Division	22,821	17,823	62,057	47,425
Unallocated corporate expenses	(3,611)	(2,688)	(11,015)	(8,094)

Consolidated operating income	$20,154	$15,785	$53,914	$42,327

15.	Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2008. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

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

Contingencies

The Company has experienced certain legal claims by parties asserting that it infringed certain intellectual property rights. Management believes that these claims are without merit and have defended them vigorously; however, in order to avoid further legal costs and diversion of management resources it is reasonably possible that a settlement may be reached which could result in a liability to the Company. However, at this time it is not possible to estimate with reasonable certainty what amount, if any, may be incurred as a result of a settlement. Litigation is inherently uncertain and always difficult to predict.

17.	Subsequent Event

On January 28, 2009, the Board of Directors approved a regular quarterly dividend of thirty cents ($0.30) per share payable on its outstanding shares of common stock. The cash dividend record date is March 11, 2009 and the cash dividend is expected to be distributed to shareholders on or about April 3, 2009.

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

Revenue Recognition. We currently recognize system sales revenue pursuant to SOP 97-2, as amended by SOP 98-9. We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers (VARs). We also generate revenue from sales of hardware and third party software, implementation, training, software customization, EDI, post-contract support (maintenance) and other services performed for customers who license our products.

A typical system contract contains multiple elements of the above items. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter or annually depending on the nature of the product or service. We have established VSOE for the related maintenance element based on the bell shape curve method. Maintenance VSOE for our largest customers is based on stated renewal rates only if the rate is determined to be substantive and falls within our customary pricing practices.

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

Valuation of marketable securities and ARS put option rights. Marketable securities are recorded at fair value, based on quoted market rates or on valuation analysis when appropriate. The cost of marketable securities sold is based upon the specific identification method. In addition, the Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business. Realized gains or losses and other-than-temporary declines in the fair value of marketable securities are determined on a specific identification basis and reported in interest and other income, net, as incurred.

The fair value of our marketable securities has been estimated by management based on certain assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 - unobservable inputs in accordance with SFAS 157 (see Note 4 of our Condensed Notes to the Consolidated Financial Statements: “Fair Value Measurement”). Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, including a liquidity discount, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. The estimate of the fair value of the marketable securities could change based on market conditions.

The Company’s ARS are managed by UBS Financial Services Inc. (UBS). On November 13, 2008, the Company entered into an Auction Rate Security Rights Agreement (the Rights Agreement) with UBS, whereby the Company accepted UBS’ offer to purchase the Company’s ARS investments at any time during the period of June 30, 2010 through July 2, 2012. As a result, the Company has obtained an asset, ARS put option rights, whereby the Company has a right to “put” the ARS back to UBS. The Company expects to exercise its ARS put option rights and put its ARS back to UBS on June 30, 2010, the earliest date allowable under the Rights Agreement.

As the Company will be permitted to put the ARS back to UBS at par value, the Company has accounted for the ARS put option rights as a separate asset that was initially measured and will continue to be measured at its fair value. The Company is required to assess the fair value of these two individual assets and to record corresponding changes in fair value in each reporting period through the Consolidated Statements of Operations until the ARS put option rights are exercised and the ARS are redeemed or sold. Since the ARS put option rights represent the right to sell the securities back to UBS at par, the Company will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the ARS put option rights.

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

Research and Development Tax Credits. Management’s treatment of research and development tax credits represented a significant estimate which affected the effective income tax rate for the Company for the nine months ended December 31, 2008 and 2007. Research and development credits taken by the Company involve certain assumptions and judgments regarding qualified expenses under Internal Revenue Code Section 41. These credits are subject to examination by the federal and state taxing authorities.

Qualified Production Activities Deduction. Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for the Company for the nine months ended December 31, 2008 and 2007. The deduction taken by the Company involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under Internal Revenue Code Section 199.

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

Company Overview

Quality Systems Inc., comprised of the QSI Division (QSI Division) and wholly-owned subsidiaries, NextGen Healthcare Information Systems, Inc. (NextGen Division), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (HSI) and Practice Management Partners (PMP) (collectively, the Company, we, our, or us) develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (PHO’s) and management service organizations (MSO’s), ambulatory care centers, community health centers, and medical and dental schools. The Company also provides revenue cycle management services (RCM) through its Practice Solutions division of NextGen. Operationally, HSI and PMP are considered and administered as part of the NextGen Division.

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

The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia, St. Louis, Missouri and Hunt Valley, Maryland focuses principally on developing and marketing products and services for medical practices.

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

[1]	UNIX is a registered trademark of the AT&T Corporation.

[2]	Windows NT is a registered trademark of the Microsoft Corporation.

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

Inclusive of divisional EDI and revenue cycle management revenue, the NextGen Division accounted for approximately 93.9% of our revenue for the third quarter of fiscal 2009 compared to 91.5% in the third quarter of fiscal 2008. The QSI Division accounted for 6.1% and 8.5% of revenue in the third quarter of fiscal 2009 and 2008, respectively. The NextGen Division’s year over year revenue grew 39.7% and 28.6% in the third quarter of fiscal 2009 and 2008, respectively, while the QSI Division’s year over year revenue declined 2.5% and 4.6% in the third quarter of fiscal years 2009 and 2008, respectively.

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

On May 20, 2008, we acquired St. Louis-based Healthcare Strategic Initiatives (HSI), a full-service healthcare revenue management company. HSI will operate under the umbrella of NextGen Practice Solutions. Founded in 1996, HSI currently provides revenue cycle management services to providers including health systems, hospitals, and physicians in private practice with an in-house team of more than 200 employees including specialists in medical billing, coding and compliance, payer credentialing, and information technology. The Company intends to cross sell both software and RCM services to the acquired customer base of HSI and NextGen.

On October 28, 2008, we acquired Maryland-based Practice Management Partners, Inc. (PMP), a full-service healthcare revenue cycle management company. This acquisition is also part of the Company’s growth strategy for NextGen Practice Solutions. Similarly to HSI, PMP will operate under the umbrella NextGen Practice Solutions. Founded in 2001, PMP provides physician billing and technology management services to healthcare providers, primarily in Mid-Atlantic region. The Company intends to cross sell both software and RCM services to the acquired customer base of PMP and NextGen.

The acquisitions of both HSI and PMP are a part of the Company’s growth strategy for NextGen Practice Solutions.

Results of Operations

Overview of results

▪

Consolidated revenue grew 32.8% in the nine months ended December 31, 2008 versus the same period in 2007 and 20.8% in the nine months ended December 31, 2007 versus the same period in 2006. For the nine months ended December 31, 2008, revenue was positively impacted by the HSI and PMP acquisitions, which companies generated $10.7 million for the period May 21, 2008 to December 31, 2008 and $2.6 million of revenue for the period October 29, 2008 to December 31, 2008, respectively.

[3]	NextGen is a registered trademark of NextGen Healthcare Information Systems, Inc.

[4]	NextMD is a registered trademark of NextGen Healthcare Information Systems, Inc.

▪

Consolidated income from operations grew 27.4% in the nine months ended December 31, 2008 versus the same period in 2007 and grew 12.2% in the nine months ended December 31, 2007 versus 2006. For the nine months ended December 31, 2008, operating income was positively impacted by an increase in revenue offset by a shift in revenue mix with increased hardware, maintenance and revenue cycle management revenue resulting in a decline in our gross profit margin; we also experienced higher selling, general and administrative expenses. Higher selling, general and administrative expenses were impacted negatively by $4.2 million of expenses incurred in conjunction with the proxy contest involving our election of directors at our 2008 Annual Shareholder’s Meeting and higher than usual legal expenses, primarily as a result of our contested proxy election and certain legal matters related to intellectual property infringement claims in the NextGen division.

▪

We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

▪

While the Company expects to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic medical records, the current economic environment combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.

NextGen Division

▪

Our NextGen Division’s revenue grew 36.0% in the nine months ended December 31, 2008 versus 2007 and 23.3% in the nine months ended December 31, 2007 versus 2006. Divisional operating income (which excludes unallocated corporate expenses) grew 30.9% in the nine months ended December 31, 2008 versus 2007 and 16.0% in the nine months ended December 31, 2007 versus 2006.

▪

HSI contributed $10.7 million to NextGen’s revenue from the date of its acquisition on May 20, 2008 to December 31, 2008. HSI’s operating income added $0.6 million to NextGen’s operating income during the same period.

▪

PMP contributed $2.6 million to NextGen’s revenue from the date of its acquisition on October 28, 2008 to December 31, 2008. PMP’s operating income had minimal impact to NextGen’s operating income during the same period.

▪	During the nine months ended December 31, 2008, we added staffing resources to most of our client-interfacing departments, and intend to continue doing so in future quarters.

▪

Our goals include continuing to further enhance and expand the marketing and sales of our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers, expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the Practice Solutions arena.

QSI Division

▪

Our QSI Division revenue increased 0.7% in the nine months ended December 31, 2008 versus the same period in 2007 and decreased 1.0% in the nine months ended December 31, 2007 versus the same period in 2006. The Division experienced a 4.1% decrease in operating income (excluding unallocated corporate expenses) in the nine months ended December 31, 2008 versus the same period in 2007 as compared to a 15.0% decrease in operating income in the nine months ended December 31, 2007 versus the same period in 2006. For the nine months ended December 31, 2008, operating income was negatively impacted by an increase in selling, general and administrative expense.

▪

Our goals for the QSI Division include maximizing profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market. The QSI division also intends to leverage the NextGen sales force to sell its dental EMR software to practices that provide both medical and dental services such as Federal Qualified Health Centers. The Division has had limited success in this area in recent quarters.

The following table sets forth for the periods indicated the percentage of revenues represented by each item in our Consolidated Statements of Income (unaudited).

	Three Months Ended December 31,		Nine Months Ended December 31,

	2008	2007	2008	2007

Revenues:
Software, hardware and supplies	34.1%	42.8%	36.2%	41.3%
Implementation and training services	4.1	6.5	5.4	7.1

System sales	38.2	49.3	41.6	48.3

Maintenance	29.3	30.9	29.8	30.2
Electronic data interchange services	12.2	11.9	12.1	12.0
Revenue cycle management and related services	10.4	0.5	7.4	0.5
Other services	9.9	7.4	9.1	9.0

Maintenance, EDI, revenue cycle management and other services	61.8	50.7	58.4	51.7

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	4.6	6.2	5.5	5.9
Implementation and training services	3.3	5.5	4.4	5.5

Total cost of system sales	7.9	11.7	9.9	11.4

Maintenance	4.3	6.5	4.9	6.9
Electronic data interchange services	8.5	8.7	8.7	8.4
Revenue cycle management and related services	6.8	0.4	5.0	0.3
Other services	7.8	6.3	6.9	6.6

Total cost of maintenance, EDI, revenue cycle management and other services	27.4	21.9	25.5	22.2

Total cost of revenue	35.3	33.6	35.4	33.6

Gross profit	64.7	66.4	64.6	66.4

Selling, general and administrative	28.4	27.6	29.0	28.9
Research and development	5.5	6.0	5.6	6.2

Income from operations	30.8	32.8	30.0	31.3

Interest income	0.5	1.5	0.6	1.5
Other income	—	2.0	—	0.7

Income before provision for income taxes	31.3	36.3	30.6	33.5
Provision for income taxes	11.2	13.0	11.2	12.2

Net income	20.1%	23.3%	19.4%	21.3%

For the Three-Month Periods Ended December 31, 2008 versus 2007

Net Income. The Company’s net income for the three months ended December 31, 2008 was $13.2 million or $0.46 per share on a basic and $0.46 per share on a fully diluted basis. In comparison, we earned $ 11.2 million or $0.41 per share on a basic and $0.40 per share on a fully diluted basis for the three months ended December 31, 2007. The increase in net income for the three months ended December 31, 2008 was a result of the following:

•	a 36.2% increase in consolidated revenue, including $7.5 million in RCM revenue from our recently acquired entities;

•	a 39.7% increase in NextGen Division revenue which accounted for 93.9% of consolidated revenue;

•	offset by a shift in revenue mix with increased maintenance, EDI and revenue cycle management revenue resulting in a decline in our gross profit margin; and

•

an increase in selling, general and administrative expenses as a percentage of revenue related to higher than usual legal expenses, primarily as a result of certain legal matters related to intellectual property infringement claims in the NextGen division.

Revenue. Revenue for the three months ended December 31, 2008 increased 36.2% to $65.5 million from $48.1 million for the three months ended December 31, 2007. NextGen Division revenue increased 39.7% from $44.0 million in the three months ended December 31, 2007 to $61.5 million in the three months ended December 31, 2008, while the QSI Division revenue decreased by 2.5% during the three months ended December 31, 2008 over the prior year period. NextGen revenue is inclusive of approximately $4.9 million in revenue from HSI and $2.6 million in revenue from PMP.

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

System Sales. Revenue earned from company-wide sales of systems for the three months ended December 31, 2008, increased 5.5% to $25.0 million from $23.7 million in the prior year period.

Our increase in revenue from sales of systems was principally the result of a 5.5% increase in category revenue at our NextGen Division. Divisional sales in this category grew from $22.8 million during the three months ended December 31, 2007 to $24.4 million during the three months ended December 31, 2008. This increase was driven by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as increases in sales of hardware, third party software and supplies and implementation and training services.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Three months ended December 31, 2008
QSI Division	$103	$309	$220	$632
NextGen Division	21,046	878	2,455	24,379

Consolidated	$21,149	$1,187	$2,675	$25,011

Three months ended December 31, 2007
QSI Division	$179	$307	$371	$857
NextGen Division	18,510	1,595	2,744	22,849

Consolidated	$18,689	$1,902	$3,115	$23,706

NextGen Division software license revenue increased 13.7% between the three months ended December 31, 2008 and the prior year period. The Division’s software revenue accounted for 86.3% of divisional system sales revenue during the three months ended December 31, 2008. For the three month period ended December 31, 2007, divisional software revenue as a percentage of divisional system sales revenue was 81.0%. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division.

During the three months ended December 31, 2008, 3.6% of NextGen’s system sales revenue was represented by hardware and third party software compared to 7.0% in the prior year period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division declined 10.5% in the three months ended December 31, 2008 compared to the three months ended December 31, 2007. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended December 31, 2008 versus 2007 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

For the QSI Division, total system sales decreased 26.3% in the three months ended December 31, 2008 versus the same period ended December 31, 2007. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

Maintenance, EDI, Revenue Cycle Management and Other Services. For the three months ended December 31, 2008, company-wide revenue from maintenance, EDI, revenue cycle management (RCM) and other services grew 66.0% to $40.5 million from $24.4 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI, revenue cycle management and other services revenue from the NextGen Division. Total NextGen Division maintenance revenue for the three months ended December 31, 2008 grew 32.9% to $17.4 million from $13.1 million in the prior year period, while EDI revenue grew 44.3% to $6.7 million compared to $4.6 million during the prior year period. RCM grew to $6.8 million primarily as a result of the HSI and PMP acquisitions. Other services revenue for the three months ended December 31, 2008 increased 94.0% to $6.3 million from $3.2 million in the prior year period, primarily due to increases in third party annual software licenses, consulting services and hosting services revenue. QSI Division maintenance, EDI and other revenue remained consistent at $3.3 million in the three months ended December 31, 2008 as compared to $3.2 million in the three months ended December 31, 2007.

The following table details revenue included in the maintenance, EDI and other category for the three month periods ended December 31, 2008 and 2007:

	Maintenance	EDI	Revenue Cycle Management	Other	Total

Three months ended December 31, 2008
QSI Division	$1,784	$1,348	$—	$205	$3,337
NextGen Division	17,368	6,660	6,835	6,268	37,131

Consolidated	$19,152	$8,008	$6,835	$6,473	$40,468

Three months ended December 31, 2007
QSI Division	$1,795	$1,123	$—	$297	$3,215
NextGen Division	13,066	4,616	256	3,231	21,169

Consolidated	$14,861	$5,739	$256	$3,528	$24,384

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter, existing customers who have purchased additional licenses, and our relative success in retaining existing maintenance customers. NextGen’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. The growth in RCM is a result of the HSI and PMP acquisitions and future growth is expected from cross selling opportunities between the customer bases. We intend to continue to promote maintenance, EDI and RCM services to both new and existing customers.

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended December 31, 2008 and 2007 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites. During the three months ended December 31, 2008, a higher than usual fluctuation in the number of billing sites removed resulted primarily from a change in classification for billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

December 31, 2007	1,091	966	253	167	1,344	1,133
Billing sites added	199	247	14	40	213	287
Billing sites removed	(42)	(248)	(14)	(47)	(56)	(295)

December 31, 2008	1,248	965	253	160	1,501	1,125

Cost of Revenue. Cost of revenue for the three months ended December 31, 2008 increased 43.1% to $23.1 million from $16.1 million in the quarter ended December 31, 2007 and the cost of revenue as a percentage of revenue increased to 35.3% from 33.6% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.

The increase in our consolidated cost of revenue as a percentage of revenue between the three months ended December 31, 2008 and the three months ended December 31, 2007 is primarily attributable to an increase in payroll and related benefits and EDI costs in both divisions, offset by a decrease in other expense as a percentage of revenue. Other expense, which consists of outside service costs, amortization of software development costs and other costs, decreased to 7.8% of total revenue during the three months ended December 31, 2008 from 9.4% of total revenue during the three months ended December 31, 2007.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two divisions.

	Hardware, Third Party Software	Payroll and related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit

Three months ended December 31, 2008
QSI Division	6.3%	19.7%	17.9%	3.1%	47.0%	53.0%
NextGen Division	2.4%	16.6%	7.3%	8.2%	34.5%	65.5%

Consolidated	2.6%	16.9%	8.0%	7.8%	35.3%	64.7%

Three months ended December 31, 2007
QSI Division	8.9%	18.6%	17.2%	3.9%	48.6%	51.4%
NextGen Division	4.2%	10.4%	7.7%	9.9%	32.2%	67.8%

Consolidated	4.6%	11.1%	8.5%	9.4%	33.6%	66.4%

During the three months ended December 31, 2008, hardware and third party software constituted a smaller portion of consolidated cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 16.9% of consolidated revenue in the three months ended December 31, 2008 compared to 11.1% during the three months ended December 31, 2007 primarily due to the acquisition of HSI and PMP which as service businesses have an inherently higher percentage of payroll costs as a percentage of revenue. The absolute level of consolidated payroll and benefit expenses grew from $5.3 million in the three months ended December 31, 2007 to $10.6 million in the three months ended December 31, 2008, an increase of 100% or approximately $5.3 million. Of the $5.3 million increase, approximately $2.2 million was a result of the HSI acquisition and $1.4 million was a result of the PMP acquisition. In addition, related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division increased by $1.7 million in the three months ended December 31, 2008 from $4.6 million in the three months ended December 31, 2007. Payroll and benefits expense associated with delivering products and services in the QSI Division remained consistent at $0.8 million in the three months ended December 31, 2008 and 2007, respectively. The application of SFAS 123R added no significant compensation expense to cost of revenue for the three months ended December 31, 2008 and added $0.1 million for the three months ended December 31, 2007.

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

As a result of the foregoing events and activities, the gross profit percentage for the Company and both our divisions decreased for the three month period ended December 31, 2008 versus the prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three month periods ended December 31, 2008 and 2007:

	Three months ended December 31,

	2008	%	2007	%

QSI Division
Revenue	$3,969	100.0%	$4,072	100.0%
Cost of revenue	1,864	47.0%	1,978	48.6%

Gross profit	$2,105	53.0%	$2,094	51.4%

NextGen Division
Revenue	$61,510	100.0%	$44,018	100.0%
Cost of revenue	21,236	34.5%	14,170	32.2%

Gross profit	$40,274	65.5%	$29,848	67.8%

Consolidated
Revenue	$65,479	100.0%	$48,090	100.0%
Cost of revenue	23,100	35.3%	16,148	33.6%

Gross profit	$42,379	64.7%	$31,942	66.4%

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2008 increased 40.0% to $18.6 million as compared to $13.3 million for the three months ended December 31, 2007. The increase in these expenses resulted from $1.3 million increase in legal expenses in the NextGen Division, a $0.9 million increase in selling related expenses in the NextGen division, a $2.2 million in other general and administrative expenses in the NextGen Division and a $0.9 million increase in corporate related expenses. The application of SFAS 123R added approximately $0.4 million and $0.6 million in compensation expense to selling, general and administrative expenses for the three months ended December 31, 2008 and 2007, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 27.6% in the three months ended December 31, 2007 to 28.4% in the three months ended December 31, 2008, due to increased expenses mentioned above.

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

Research and Development Costs. Research and development costs for the three months ended December 31, 2008 and 2007 were $3.6 million and $2.9 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the application of SFAS 123R added no significant compensation expense to cost of revenue for the three months ended December 31, 2008 and added $0.2 million for the three months ended December 31, 2007. Additions to capitalized software costs offset research and development costs. For the three months ended December 31, 2008, $1.3 million was added to capitalized software costs while $1.5 million was capitalized during the three months ended December 31, 2007. Research and development costs as a percentage of revenue decreased to 5.5% during the three months ended December 31, 2008 from 6.0% for the same period in 2007. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income. Interest income for the three months ended December 31, 2008 decreased to $0.3 million compared to $0.7 million in the three months ended December 31, 2007 primarily due a greater proportion of funds invested in auction rate securities and money market accounts which earned lower interest rates as compared to the prior year as well as comparatively lower amounts of funds available for investment during the three months ended December 31, 2008 due a payment of $16.9 million for the Company’s acquisition of PMP.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including money market funds and short-term U.S. Treasuries. We owned approximately $10.6 million in ARS as of December 31, 2008, which are illiquid due to the failure in the ARS market. Our Board of Directors continues to review alternate uses for our cash including, but not limited to, payment of a special dividend, initiation of a stock buy back program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.

Other Income. There was no Other income recorded for the three months ended December 31, 2008, however, included in Other income for the three months ended December 31, 2007 was approximately $1.0 million, resulting from a gain on life insurance proceeds due to the passing of Gregory Flynn, Executive Vice President and General Manager of the Company’s QSI Division. Mr. Flynn participated in the Company’s deferred compensation plan which is funded through the purchase of life insurance policies with the Company named as beneficiary.

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2008 was approximately $7.3 million as compared to approximately $6.2 million for the year ago period. The effective tax rates for the three months ended December 31, 2008 was 35.8% and for the three months ended December 31, 2007 was 35.7%.

For the Nine-Month Periods Ended December 31, 2008 versus 2007

Net Income. The Company’s net income for the nine months ended December 31, 2008 was $34.8 million or $1.25 per share on a basic and $1.23 per share on a fully diluted basis. In comparison, we earned $28.8 million or $1.06 per share on a basic and $1.04 per share on a fully diluted basis for the nine months ended December 31, 2007. The increase in net income for the nine months ended December 31, 2008 was a result of the following:

•	a 32.8% increase in consolidated revenue, including $13.4 million in RCM revenue from our recently acquired entities;

•	a 36.0% increase in NextGen Division revenue which accounted for 93.2% of consolidated revenue;

•

offset by a decrease in gross margin percentage due to a shift in revenue mix with increased hardware, maintenance and revenue cycle management revenue resulting in a decline in our gross profit margin;

•

higher selling, general and administrative expenses were impacted negatively by $4.2 million of proxy related expenses incurred in conjunction with the 2008 Annual Shareholder’s Meeting and higher than usual legal expenses in the NextGen division related to certain legal matters related to intellectual property infringement claims; and

•

a decrease in interest income for the nine months ended December 31, 2008 due to investments in short-term U.S. Treasuries and money market accounts which earned lower interest rates as compared to the prior period, as well as well as lower overall interest rates.

Revenue. Revenue for the nine months ended December 31, 2008 increased 32.8% to $179.7 million from $135.3 million for the nine months ended December 31, 2007. NextGen Division revenue increased 36.0% from $123.2 million in the nine months ended December 31, 2007 to $167.5 million in the nine months ended December 31, 2008, and the QSI Division revenue increased by 0.7% during the nine months ended December 31, 2008 over the prior year period. NextGen revenue is inclusive of approximately $13.4 million in revenue from HSI and PMP.

System Sales. Revenue earned from company-wide sales of systems for the nine months ended December 31, 2008 increased 14.3% to $74.7 million from $ 65.4 million in the prior year period.

Our increase in revenue from sales of systems was principally the result of a 14.1% increase in category revenue at our NextGen Division. Divisional sales in this category grew from

$63.3 million during the nine months ended December 31, 2007 to $72.3 million during the nine months ended December 31, 2008. This increase was driven by higher sales of NextGenemr and NextGenepm software to both new and existing clients, as well as increases in sales of hardware, third party software and supplies and implementation and training services.

The following table breaks down our reported system sales into software, hardware, third party software and supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Nine months ended December 31, 2008
QSI Division	$755	$1,019	$722	$2,496
NextGen Division	58,111	5,117	9,024	72,252

Consolidated	$58,866	$6,136	$9,746	$74,748

Nine months ended December 31, 2007
QSI Division	$300	$837	$911	$2,048
NextGen Division	50,755	3,952	8,634	63,341

Consolidated	$51,055	$4,789	$9,545	$65,389

NextGen Division software license revenue increased 14.5% between the nine months ended December 31, 2008 and the prior year period. The Division’s software revenue accounted for 80.4% of divisional system sales revenue during the nine months ended December 31, 2008. For the nine month period ended December 31, 2007, divisional software revenue as a percentage of divisional system sales revenue was 80.1%. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division.

During the nine months ended December 31, 2008, 7.1% of NextGen’s system sales revenue was represented by hardware and third party software compared to 6.2% in the prior year period. During the nine months ended December 31, 2008, there was a shift in the revenue mix with increased revenue coming from hardware revenue. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division grew 4.5% in the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the nine months ended December 31, 2008 versus 2007 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

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

For the QSI Division, total system sales increased 21.9% or $0.4 million in the nine months ended December 31, 2008 versus the same period ended December 31, 2007. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

Maintenance, EDI, Revenue Cycle Management and Other Services. For the nine months ended December 31, 2008, company-wide revenue from maintenance, EDI, revenue cycle management and other services grew 50.2% to $104.9 million from $69.9 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI, revenue cycle management and other services revenue from the NextGen Division. Total NextGen Division maintenance revenue for the nine months ended December 31, 2008 grew 35.8% to $48.2 million from $35.5 million in the prior year period, while EDI revenue grew 41.6% to $18.1 million compared to $12.8 million during the prior year period. Revenue cycle management grew to $13.3 million primarily as a result of the HSI and PMP acquisitions. Other services revenue for the nine months ended December 31, 2008 increased 42.8% to $15.7 million from $11.0 million in the prior year period, due to increases in third party annual software licenses, consulting services and hosting services revenue. QSI Division maintenance and EDI revenue remained fairly unchanged in the nine months ended December 31, 2008 as compared to the prior year period while QSI divisional other revenue decreased by $0.5 million in the nine months ended December 31, 2008 as compared to the prior year period.

The following table details revenue included in the maintenance, EDI, revenue cycle management, and other category for the nine month periods ended December 31, 2008 and 2007:

	Maintenance	EDI	Revenue Cycle Management	Other	Total

Nine months ended December 31, 2008
QSI Division	$5,341	$3,605	$—	$707	$9,653
NextGen Division	48,181	18,058	13,319	15,725	95,283

Consolidated	$53,522	$21,663	$13,319	$16,432	$104,936

Nine months ended December 31, 2007
QSI Division	$5,371	$3,417	$—	$1,224	$10,012
NextGen Division	35,491	12,752	612	11,012	59,867

Consolidated	$40,862	$16,169	$612	$12,236	$69,879

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter, existing customers who have purchased additional licenses, and our relative success in retaining existing maintenance customers. NextGen’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. The growth in RCM is a result of the HSI and PMP acquisitions and future growth is expected from cross selling opportunities between the customer bases. We intend to continue to promote maintenance, EDI and RCM services to both new and existing customers.

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended December 31, 2008 and 2007, respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each operating division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites. During the three months ended December 31, 2008, a higher than usual fluctuation in the number of billing sites removed resulted primarily from a change in classification for billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

December 31, 2007	1,091	966	253	167	1,344	1,133
Billing sites added	199	247	14	40	213	287
Billing sites removed	(42)	(248)	(14)	(47)	(56)	(295)

December 31, 2008	1,248	965	253	160	1,501	1,125

Cost of Revenue. Cost of revenue for the nine months ended December 31, 2008 increased 39.8% to $63.5 million from $45.5 million in the nine months ended December 31, 2007 and the cost of revenue as a percentage of revenue increased to 35.4% from 33.6% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.

The increase in our consolidated cost of revenue as a percentage of revenue between the nine months ended December 31, 2008 and the nine months ended December 31, 2007 is primarily attributable to an increase in the level of hardware and third party software in the NextGen division, increase in payroll and related benefits, and EDI costs in both divisions, offset by a decrease in other expense as a percentage of revenue. Other expense, which consists of outside service costs, amortization of software development costs and other costs, decreased to 8.6% of total revenue during the nine months ended December 31, 2008 from 9.7% of total revenue during the nine months ended December 31, 2007.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our Company and our two operating divisions.

	Hardware, Third Party Software	Payroll and related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit

Nine months ended December 31, 2008
QSI Division	7.4%	19.6%	16.4%	3.1%	46.5%	53.5%
NextGen Division	3.4%	14.3%	7.8%	9.1%	34.6%	65.4%

Consolidated	3.7%	14.7%	8.4%	8.6%	35.4%	64.6%

Nine months ended December 31, 2007
QSI Division	7.1%	18.7%	16.3%	3.8%	45.9%	54.1%
NextGen Division	3.7%	10.9%	7.6%	10.2%	32.4%	67.6%

Consolidated	4.0%	11.6%	8.3%	9.7%	33.6%	66.4%

During the nine months ended December 31, 2008, hardware and third party software constituted a smaller portion of consolidated cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 14.7% of consolidated revenue in the nine months ended December 31, 2008 compared to 11.6% during the nine months ended December 31, 2007 primarily due to the acquisition of HSI and PMP, which as service businesses have an inherently higher percentage of payroll costs as a percentage of revenue. The absolute level of consolidated payroll and benefit expenses grew from $15.7 million in the nine months ended December 31, 2007 to $26.5 million in the nine months ended December 31, 2008, an increase of 69% or approximately $10.8 million. Of the $10.8 million increase, approximately $4.2 million was a result of the HSI and PMP acquisitions, which closed on May 20, 2008 and October 28, 2008, respectively. In addition, related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division increased to $19.6 million in the nine months ended December 31, 2008 from $13.4 million in the nine months ended December 31, 2007. Payroll and benefits expense associated with delivering products and services in the QSI Division increased to 19.6% during the nine months ended December 31, 2008 from 18.7% in the nine months ended December 31, 2007. The application of SFAS 123R added approximately $0.2 million and $0.4 million in compensation expense to cost of revenue for both the nine months ended December 31, 2008 and 2007, respectively.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the nine month periods ended December 31, 2008 and 2007:

	Nine months ended December 31,

	2008	%	2007	%

QSI Division
Revenue	$12,149	100.0%	$12,060	100.0%
Cost of revenue	5,651	46.5%	5,534	45.9%

Gross profit	$6,498	53.5%	$6,526	54.1%

NextGen Division
Revenue	$167,535	100.0%	$123,208	100.0%
Cost of revenue	57,898	34.6%	39,931	32.4%

Gross profit	$109,637	65.4%	$83,277	67.6%

Consolidated
Revenue	$179,684	100.0%	$135,268	100.0%
Cost of revenue	63,549	35.4%	45,465	33.6%

Gross profit	$116,135	64.6%	$89,803	66.4%

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2008 increased 33.3% to $52.1 million as compared to $39.1 million for the nine months ended December 31, 2007. The increase in these expenses resulted from:

o	a $2.8 million increase in legal expenses in the NextGen Division;

o	a $1.0 million increase in compensation expense in the NextGen Division;

o	a $1.0 million increase in outside services in the NextGen division;

o	a $0.8 million increase in conference and advertising in the NextGen division;

o	a $4.5 million increase in other selling, general and administrative expenses in the NextGen Division; and

o	a $2.9 million increase in corporate related expenses.

Approximately $1.5 million of the year over year corporate related expense was related to expenses associated with the proxy contest which occurred in conjunction with the 2008 Annual Shareholders’ Meeting. Amortization of identifiable intangibles related to the HSI and PMP acquisitions of $0.7 million and an increase in corporate salaries and related benefits of $0.4 million also contributed to the year over year corporate increase.

The application of SFAS 123R added approximately $1.2 million and $1.9 million in compensation expense to selling, general and administrative expenses for the nine months ended December 31, 2008 and 2007, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased slightly from 28.9% in the nine months ended December 31, 2007 to 29.0% in the nine months ended December 31, 2008.

Research and Development Costs. Research and development costs for the nine months ended December 31, 2008 and 2007 were $10.1 million and $8.4 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the application of SFAS 123R added approximately $0.2 million and $0.6 million in compensation expense to research and development costs for the nine months ended December 31, 2008 and 2007, respectively. Additions to capitalized software costs offset research and development costs. For the nine months ended December 31, 2008 and 2007, $4.5 million was added to capitalized software costs, respectively. Research and development costs as a percentage of revenue decreased to 5.6% during the nine months ended December 31, 2008 from 6.2% for the same period in 2007. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income. Interest income for the nine months ended December 31, 2008 decreased to $1.0 million compared to $2.1 million in the nine months ended December 31, 2007. Interest income decreased in the nine months ended December 31, 2008 primarily due a greater proportion of funds invested in short-term U.S Treasuries and money market accounts which earned lower interest rates as compared to the prior year.

Other Income. There was no Other income recorded for the nine months ended December 31, 2008, however, included in Other income for the nine months ended December 31, 2007 was approximately $1.0 million, resulting from a gain on life insurance proceeds due to the passing of Gregory Flynn, Executive Vice President and General Manager of the Company’s QSI

Division. Mr. Flynn participated in the Company’s deferred compensation plan which is funded through the purchase of life insurance policies with the Company named as beneficiary.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2008 was approximately $20.2 million as compared to approximately $16.5 million for the year ago period. The effective tax rates for the nine months ended December 31, 2008 was 36.7% and for the nine months ended December 31, 2007 was 36.5%.

Liquidity and Capital Resources

The following table presents selected financial statistics and information as of and for each of the nine months ended December 31, 2008 and 2007:

	Nine months ended December 31,

	2008	2007

Cash and cash equivalents	$55,428	$30,013

Net decrease in cash and cash equivalents during the nine month period	$(3,618)	$(30,015)

Net income during the nine month period	$34,763	$28,826

Net cash provided by operations during the nine month period	$27,251	$32,200

Number of days of sales outstanding at start of the period	136	129

Number of days of sales outstanding at the end of the period	140	138

Cash Flow from Operating Activities

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software and other intangible assets, provisions for bad debts, net deferred income taxes and stock option expenses.

The following table summarizes our statement of cash flows for the nine month period ended December 31, 2008 and 2007:

	Nine months ended December 31,

	2008	2007

Net income	$34,763	$28,826

Non-cash expenses	9,778	6,773

Gain on life insurance proceeds, net	—	(755)

Change in deferred revenue	2,570	1,843

Change in accounts receivable	(20,695)	(8,991)

Change in other assets and liabilities	835	4,504

Net cash provided by operating activities	$27,251	$32,200

Net Income

As referenced in the above table, net income makes up the majority of our cash generated from operations for the nine month period ended December 31, 2008 and 2007, respectively. Our NextGen Division’s contribution to net income has increased each year due to that division’s operating income increasing more quickly than operating income of the Company as a whole.

Non-Cash expenses

For the nine months ended December 31, 2008, non-cash expenses primarily include $2.2 million of depreciation, $3.8 million of amortization of capitalized software and $1.6 million of stock option compensation expenses. Total non-cash expense was approximately $9.8 million and $6.8 million for the nine month periods ended December 31, 2008 and 2007, respectively.

Deferred Revenue

Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue, but for which cash was received. Deferred revenue grew by approximately $2.6 million in the nine month period ending December 31, 2008 versus $1.8 million in the prior year period.

Accounts Receivable

Accounts receivable grew by approximately $20.7 million and $9.0 million in the nine month periods ending December 31, 2008 and 2007, respectively. The increase in accounts receivable is due to the following factors:

▪	NextGen Division revenue grew 36.0% and 23.3% on a year-over-year basis, in the nine month periods ended December 31, 2008 and 2007, respectively;

▪

The NextGen Division constituted a larger percentage of our receivables at December 31, 2008 compared to March 31, 2008. Turnover of accounts receivable in the NextGen Division, not including HSI and PMP, slowed partly due to payment terms offered by the Division;

▪

Turnover of accounts receivable is also slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is derived from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales;

▪	The HSI and PMP acquisitions added approximately $4.8 million of accounts receivable as of December 31, 2008; and

▪

We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $2.6 and $0.2 million in the nine month period ended December 31, 2008 and 2007, respectively.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) increased from 136 days to 140 days during the nine month period ended December 31, 2008, due, in part, to the above mentioned factors. If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts receivable expressed as DSO would be 96 days as of December 31, 2008 and 90 days as of December 31, 2007, respectively. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the nine months ended December 31, 2008, we anticipate being able to continue to generate cash from operations during fiscal 2009 primarily from the net income of the Company.

Cash flows from investing activities

Net cash used in investing activities for the nine months ended December 31, 2008 and 2007 was $19.5 million and $53.8 million, respectively. The net decrease in cash used in investing activities is due to the fact that during the nine months ended December 31, 2007 net cash used in investing activities included the purchase of $83.5 million in marketable securities while net cash used in investing activities during the nine months ended December 31, 2008 included a payment of $25.2 million for the Company’s acquisition of HSI and PMP offset by sales of short-term investments in ARS of approximately $12.3 million. As discussed above, these ARS are classified as short-term or long-term investments on the accompanying Consolidated Balance Sheets. In addition to acquisition and sales of marketable securities, net cash used in investing activities for the nine months ended December 31, 2008 consisted of additions to equipment and improvements and capitalized software of $6.6 million. Net cash used in investing activities for the nine months ended December 31, 2007 included additions to equipment and improvements and capitalized software of approximately $6.2 million.

Cash flows from financing activities

During the nine months ended December 31, 2008, we received proceeds of $11.2 million from the exercise of stock options, recorded a reduction in income tax liability of $2.9 million and paid dividends totaling $22.3 million. In addition, we made loan payments of $3.3 million related to the debt assumed in the HSI and PMP acquisition.

Cash and cash equivalents and marketable securities

At December 31, 2008, we had cash and cash equivalents of $55.4 million and marketable securities of $10.6 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

On May 29, 2008, the Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of June 15, 2008 with a distribution date on or about July 2, 2008.

On August 4, 2008, the Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of September 15, 2008 with a distribution date on or about October 1, 2008.

On October 30, 2008, the Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of December 15, 2008 with a distribution date on or about January 5, 2009.

On January 28, 2009, the Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of March 11, 2009 with an expected distribution date on or about April 3, 2009.

Management believes that its cash and cash equivalents on hand at December 31, 2008, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends paid in the ordinary course of business for the balance of fiscal 2009.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2008, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Contractual Obligations – Non-cancelable lease obligations	(in thousands)

Year Ending March 31,
2009	$1,141
2010	$4,474
2011	$4,311
2012	$2,439
2013 and beyond	$1,121

$13,486

New Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations” or EITF 08-6. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not currently have any investments that are accounted for under the equity method and therefore EITF 08-6 will not have a significant impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” or EITF 08-7. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently in the process of evaluating the impact the new EITF will have on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”, or FSP 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance. The Company has considered the FSP in its determination of estimated fair values of its ARS for the fiscal year 2009.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)”. SFAS 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

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

We maintain investments in tax exempt municipal Auction Rate Securities (ARS) which are classified as current and non-current marketable securities on the Company’s Consolidated Balance Sheets. A small portion of the Company’s portfolio is invested in closed-end funds which invest in tax exempt municipal auction rate securities. These instruments are known as Auction Rate Preferred Securities (ARPS). At December 31, 2008, we had approximately $10.6 million of ARS and ARPS on our Consolidated Balance Sheets. The ARS and ARPS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days.

Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. Under their respective terms, the securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities, or the securities mature. In February 2008, the Company began to experience failed auctions on its ARS and ARPS. To determine their estimated fair values at December 31, 2008, factors including credit quality, the likelihood of redemption, and yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers were considered. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation.

Item 4.	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures result in the effective recordation, processing, summarization and reporting of information that is required to be disclosed in the reports that we file under the Exchange Act and the rules thereunder.

During the quarter ended December 31, 2008, no significant changes have occurred in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our financial reporting function. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The effects of the recent global economic crisis may impact our business, operating results or financial condition.

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Finally, our investment portfolio, which includes short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected as well.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On October 28, 2008, the Company acquired Practice Management Partners, Inc. (PMP), a full-service healthcare revenue management company servicing healthcare clients. The acquisition was made under the terms of an Agreement and Plan of Merger resulting in PMP becoming a wholly owned subsidiary of our NextGen subsidiary. The purchase price consisted of approximately $20.0 million at closing plus up to $3.0 million tied to the future performance of PMP. The $20.0 million consisted of approximately $16.6 million in cash and $2.75 million in restricted QSI common stock (67,733 shares) issued to the former shareholders of PMP in a private placement transaction exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933. Under the terms of the Agreement and Plan of Merger, the restricted shares possessed demand registration rights which were subsequently exercised and all such shares were registered for resale with the SEC effective December 5, 2008.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

We have experienced legal claims by parties asserting that we have infringed their intellectual property rights. We believe that these claims are without merit and intend to defend them vigorously; however, we could incur substantial costs and diversion of management resources defending any infringement claim – even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks in our Risk Factors section of our annual report on Form 10-K.

Item 6.	Exhibits.

Exhibits:

10.1

Agreement and Plan of Merger dated October 15, 2008 by and among (i) Quality Systems, Inc. (ii) NextGen Healthcare Information Systems, Inc. (iii) Ruth Merger Sub, Inc. (iv) Practice Management Partners, Inc. and (v) certain shareholders set forth therein.

10.2	First Amendment to Lease Agreement between Hill Management Services, Inc. and Practice Management Partners, Inc., dated January 15, 2008.

10.3	First Amendment to Sublease Agreement between RehabCare Group, Inc. and Practice Management Partners Inc., dated January 15 2008.

10.4	Third Amendment to Lease Agreement between Pinecrest LLC and Practice Management Partners, Inc., dated April 30, 2007.

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY SYSTEMS, INC.

Date:	February 5, 2009	By:	/s/ Steven Plochocki

Steven Plochocki
Chief Executive Officer; Principal Executive Officer

Date:	February 5, 2009	By:	/s/ Paul Holt

Paul Holt
Chief Financial Officer; Principal Accounting Officer