Form 10-K
period 2009-03-31
QUALITY SYSTEMS INC
filed 2009-06-01
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 001-12537

QUALITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

California	95-2888568

(State or other jurisdiction of incorporation	(IRS employer identification no.)
or organization)

18111 Von Karman Avenue, Suite 600, Irvine, California 92612

(Address of principal executive offices)

(949) 255-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, $0.01 Par Value	NASDAQ Global Select Market

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12 (g) of the Act:

None

Title of each class

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐     No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2008: $783,989,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $42.26 per share).*

          The Registrant has no non-voting common equity.

          Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	28,504,868

(Class)	(Outstanding at May 22, 2009)

          * For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2009 Annual Meeting of Shareholders —
Part III Items 10, 11, 12, 13 and 14.

QUALITY SYSTEMS, INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2009

CAUTIONARY STATEMENT

Statements made in this Annual Report on Form 10-K (this “Report”), the Annual Report to Shareholders in which this Report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission (“Commission”), communications to shareholders, press releases and oral statements made by our representatives that are not historical in nature, or that state our or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “will be,” “will lead,” “will assist,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” or “estimate” or variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance.

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

Company Overview

Quality Systems Inc., comprised of the QSI Division (“QSI Division”), a wholly-owned subsidiary, NextGen Healthcare Information Systems, Inc. (“NextGen Division”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”) and Practice Management Partners, Inc. (“PMP”) (collectively, the “Company”, “we”, “our”, or “us”) develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers, and medical and dental schools. The Company also provides revenue cycle management (“RCM”) services through its Practice Solutions division of NextGen. Operationally, HSI and PMP are considered and administered as part of the NextGen Division.

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

The two divisions operate largely as stand-alone operations, with each division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing and branding. The two divisions share the resources of our “corporate office” which includes a variety of accounting and other administrative functions. Additionally, there are a small number of clients who are simultaneously utilizing software from each of our two divisions.

The QSI Division, co-located with our Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the division supports a number of medical clients that utilize the division’s UNIX based medical practice management software product.

The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia, St. Louis, Missouri and Hunt Valley, Maryland, focuses principally on developing and marketing products and services for medical practices.

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

Electronic Data Interchange (“EDI”)/connectivity products are intended to automate a number of manual, often paper-based or telephony intensive communications between patients and/or providers and/or payors. Two of the more common EDI services are forwarding insurance claims electronically from providers to payors and assisting practices with issuing statements to patients. Most client practices utilize at least some of these services from us or one of our competitors. Other EDI connectivity services are used more sporadically by client practices. We typically compete to displace incumbent vendors for claims and statements accounts, and attempt to increase usage of other elements in our EDI/connectivity product line. In general, EDI services are only sold to those accounts utilizing software from one of our divisions.

The NextGen Division also offers RCM services under the Practice Solutions name. Services provided through the Practice Solutions/RCM unit consist primarily of billing and collections services for medical practices. The Practice Solutions unit utilizes NextGen Enterprise Practice Management software to a significant extent.

The QSI Division’s practice management software suite utilizes a UNIX operating system. Its Clinical Product Suite (“CPS”) utilizes a Windows NT operating system and can be fully integrated with the practice management software from each division. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The division develops, markets, and manages our EDI/connectivity applications. The QSInet Application Service Provider (“ASP/Internet”) offering is also developed and marketed by the Division.

Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen product name. Major product categories of the NextGen suite include Electronic Health Records (“NextGenehr”), Enterprise Practice Management (“NextGenepm”), Enterprise Appointment Scheduling (“NextGeneas”), Enterprise Master Patient Index (“NextGenepi”), NextGen Image Control System (“NextGenics”), Managed Care Server (“NextGenmcs”), Electronic Data Interchange, System Interfaces, Internet Operability (“NextGenweb”), a Patient-centric and Provider-centric Web Portal solution (“NextMD.com”), NextGen Express, a version of NextGenehr designed for small practices and NextGen Community Health Solution (“NextGenchs”). Beginning in the fiscal year ended March 31, 2008, the NextGen Division began offering optional NextGen Hosting Solutions to new and existing customers. NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

We continue to pursue product enhancement initiatives within each division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Inclusive of divisional maintenance, EDI and RCM revenue, the NextGen Division accounted for approximately 93.5% of our revenue for fiscal year 2009 compared to 91.4% in fiscal year 2008. Inclusive of divisional maintenance and EDI revenue, the QSI Division accounted for approximately 6.5% and 8.6% of revenue in fiscal year 2009 and 2008, respectively. The NextGen Division’s revenue grew 34.7% and 21.3% in fiscal year 2009 and 2008, respectively, while the QSI Division’s revenue decreased by 1.2% and decreased by 3.3% in fiscal year 2009 and 2008, respectively, over the prior year.

In addition to the aforementioned software solutions which we offer through our two divisions, each division offers comprehensive hardware and software installation services, maintenance and support services, and system training services.

On December 11, 2007, the Company announced the formal public launch of NextGen Practice Solutions, a business division devoted to providing physician practices with cost effective

RCM services. This division combines a web-delivered Software as a Service, or SaaS model and the NextGenepm software platform to execute its service offerings. Clients may also deploy NextGenehr as part of their Practice Solutions implementation.

On May 20, 2008, we acquired St. Louis-based HSI, a full-service healthcare RCM company. HSI operates under the umbrella of NextGen Practice Solutions. Founded in 1996, HSI currently provides RCM services to providers including health systems, hospitals, and physicians in private practice with an in-house team of more than 200 employees including specialists in medical billing, coding and compliance, payor credentialing, and information technology. We intend to cross sell both software and RCM services to the acquired customer base of HSI and NextGen.

On October 28, 2008, we acquired Maryland-based PMP, a full-service healthcare RCM company. This acquisition is also part of our growth strategy for NextGen Practice Solutions. Similar to HSI, PMP operates under the umbrella of NextGen Practice Solutions. Founded in 2001, PMP provides physician billing and technology management services to healthcare providers, primarily in the Mid-Atlantic region. We intend to cross sell both software and RCM services to the acquired customer base of PMP and NextGen.

Industry Background

The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. We continue to see organizations that are doing fairly well operationally, however, some organizations with a large dependency on Medicaid populations are being impacted by the challenging financial condition of the many state governments in whose jurisdictions they conduct business. A positive factor for U.S. healthcare is the fact that the Obama administration is pursuing broad healthcare reform aimed at improving issues surrounding healthcare. The American Recovery and Reinvestment Act (ARRA), which became law on February 17, 2009, includes more than $20 billion to help healthcare organizations modernize operations through the acquisition of health care information technology. While we are unsure of the immediate impact from the ARRA, the long-term potential could be significant.

Moreover, to compete in the continually changing healthcare environment, providers are increasingly using technology to help maximize the efficiency of their business practices, to assist in enhancing patient care, and to maintain the privacy of patient information.

As the reimbursement environment continues to evolve, more healthcare providers enter into contracts, often with multiple entities, which define the terms under which care is administered and paid. The diversity of payor organizations, as well as additional government regulation and changes in reimbursement models, have greatly increased the complexity of pricing, billing, reimbursement, and records management for medical and dental practices. To operate effectively, healthcare provider organizations must efficiently manage patient care and other information and workflow processes which increasingly extend across multiple locations and business entities.

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

Many existing healthcare information systems were designed for limited administrative tasks such as billing and scheduling and can neither accommodate multiple computing environments nor operate effectively across multiple locations and entities. We believe that practices that leverage technology to more efficiently handle patient clinical data as well as administrative, financial and other practice management data will be best able to enhance patient flow, pursue cost efficiencies, and improve quality of care. As healthcare organizations transition to new computer platforms and newer technologies, we believe such organizations will be migrating toward the implementation of enterprise-wide, patient-centric computing systems embedded with automated clinical patient records.

Our Strategy

Our strategy is, at present, to focus on providing software and services to medical and dental practices. Among the key elements of this strategy are:

•	Continued development and enhancement of select software solutions in target markets;

•	Continued investments in our infrastructure including, but not limited to, product development, sales, marketing, implementation, and support;

•	Continued efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline;

•	Addition of new customers through maintaining and expanding sales, marketing and product development activities; and

•	Expanding our relationship with existing customers through delivery of new products and services.

While these are the key elements of our current strategy, there can be no guarantee that our strategy will not change, or that we will succeed in achieving these goals individually or collectively.

Products

In response to the growing need for more comprehensive, cost-effective healthcare information solutions for physician and dental practices, our systems provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations. Leveraging more than 30 years of experience in the healthcare information services industry, we believe we continue to add value by providing our clients with sophisticated, full-featured software systems along with comprehensive systems implementation, maintenance and support services. Any single transaction may or may not include software, hardware or services.

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

The QSI Division’s character-based practice management system is available in both dental and medical versions and primarily uses the IBM RS6000 central processing unit and IBM’S AIX version of the UNIX operating system as a platform for our application software, enabling a wide range of flexible and functional systems. The hardware components, as well as the requisite operating system licenses, are purchased from manufacturers or distributors of those components. We configure and test the hardware components and incorporate our software and other third party packages into completed systems. We continually evaluate third party hardware components with a view toward utilizing hardware that is functional, reliable and cost-effective.

NextGenepm is the NextGen Division’s practice management offering. NextGenepm has been developed with a functionally graphical user interface certified for use with Windows 2000 and Windows XP operating systems. The product leverages a relational database (Microsoft SQL Server) with support on both 32 and 64 bit enterprise servers. NextGenepm is a scalable, multi-module solution that includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The NextGenepm product is a highly configurable, cost-effective proven solution that enables the effective management of both single and multi-practice settings.

We also offer a practice management solution for dental practices and an electronic health records and practice management system for medical practices through the Internet (software as a service). These products are marketed under the QSINet and NextGenweb trade names, respectively.

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

CPS incorporates Windows-based client-server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize(s) Windows 2000 or Windows 2003 operating system and the hardware is typically an Intel-based single or multi-processor platform. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations. A typical configuration may also include redundant disk storage, magnetic tape units, intra- and extra-oral cameras, digital X-ray components, digital scanners, conventional and flat screen displays, and printers. The hardware components, including the requisite operating system licenses, are purchased from third party manufacturers or distributors either directly by the customer or by us for resale to the customer.

NextGen provides clinical software applications that are complementary to, and are integrated with, our medical practice management offerings and interface with many of the other leading practice management software systems on the market. The applications incorporated into our practice management solutions and others such as scheduling, eligibility, billing and claims processing are augmented by clinical information captured by NextGenehr, including services rendered and diagnoses used for billing purposes. We believe that we currently provide a comprehensive information management solution for the medical marketplace.

NextGenehr was developed with client-server architecture and a GUI and utilizes Microsoft Windows 2000, Windows NT or Windows XP on each workstation and either Windows 2000, Windows NT, Windows XP or UNIX on the database server. NextGenehr maintains data using industry standard relational database engines such as Microsoft SQL Server or Oracle. The system is scalable from one to thousands of workstations.

NextGenehr stores and maintains clinical data including:

•	Data captured using user-customizable input “templates”;

•	Scanned or electronically acquired images, including X-rays and photographs;

•	Data electronically acquired through interfaces with clinical instruments or external systems;

•	Other records, documents or notes, including electronically captured handwriting and annotations; and

•	Digital voice recordings.

NextGenehr also offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders, and powerful reporting and data analysis tools. NextGen Express is a version of NextGenehr designed for small practices.

The NextGen Division also markets NextGenchs. NextGenchs facilitates cross-enterprise data sharing, enabling individual medical practices in a given community to selectively share critical data such as demographics, referrals, medications lists, allergies, diagnoses, lab results, histories and more. This is accomplished through a secure, community-wide data repository that links health care providers, whether they have the NextGenehs system, another compatible EMR system, or no EMR, together with hospitals, payors, labs and other entities. The product is designed to facilitate a Regional Health Information Organization, or RHIO. The result is that for every health care encounter in the community, a patient-centric and complete record is accessible for the provider. The availability, currency and completeness of information plus the elimination of duplicate data entry can lead to significantly improved patient safety, enhanced decision making capabilities, time efficiencies and cost savings.

NextGen also markets RCM services through our Practice Solutions unit. This service provides billing services to solo and group practices.

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

Revenue Cycle Management Services. Our NextGen Practice Solutions unit offers RCM services to physicians. On May 20, 2008, we acquired HSI, a full-service healthcare RCM company servicing the RCM needs of physician groups and a variety of other healthcare clients. HSI has historically and primarily focused on assisting its clients in increasing the accuracy and speed of client billing and collections activities. On October 28, 2008, we acquired PMP, a full-service healthcare RCM company. Founded in 2001, PMP provides physician billing and technology management services to healthcare providers, primarily in the Mid-Atlantic region.

Internet Applications. Our NextGen Division maintains an Internet-based patient health portal, NextMD.com. NextMD.com is a vertical portal for the healthcare industry, linking patients with their physicians, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal are able to request appointments, send appointment changes or cancellations, receive test results on-line, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, on-line environment. Our NextGen suite of information systems are or can be linked to NextMD.com, integrating a number of these features with physicians’ existing systems.

Sales and Marketing

We sell and market our products nationwide primarily through a direct sales force. The efforts of the direct sales force are augmented by a small number of reseller relationships established by us. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2009, 2008 and 2007.

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

Our sales cycle can vary significantly and typically ranges from six to twenty-four months from initial contact to contract execution. Software licenses are normally delivered to a customer almost immediately upon receipt of an order. Implementation and training services are normally rendered based on a mutually agreed upon timetable. As part of the fees paid by our clients, we normally receive up-front licensing fees. Clients have the option to purchase maintenance services which, if purchased, are invoiced on a monthly, quarterly or annual basis.

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

We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during the fiscal years ended March 31, 2009, 2008 or 2007.

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

Training may include a combination of computer assisted instruction, or CAI, for certain of our products, remote training techniques and training classes conducted at the client’s or our office(s). CAI consists of workbooks, computer interaction and self-paced instruction. CAI is also offered to clients, for an additional charge, after the initial training program is completed for the purpose of training new and additional employees. Remote training allows a trainer at our offices to train one or more people at a client site via telephone and computer connection, thus allowing an interactive and client-specific mode of training without the expense and time required for travel. In addition, our on-line “help” and other documentation features facilitate client training as well as ongoing support.

In addition, NextGen “E-learning” is an on-line learning subscription service which allows end users to train on the software on the internet. E-learning allows end users to self manage their own learning with their personal learning path and pace. The service allows users to track the status of courses taken.

At present, our training facilities are located in (i) Horsham, Pennsylvania, (ii) Atlanta, Georgia, (iii) Dallas, Texas, and (iv) Irvine, California.

Competition

The markets for healthcare information systems and services are intensely competitive. The industry is highly fragmented and includes numerous competitors, none of which we believe dominates these markets. Our principal existing competitors in the healthcare information systems and services market include: General Electric, Allscripts, EPIC and other competitors.

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

Product Enhancement and Development

The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance, and improve our systems. During fiscal years 2009, 2008 and 2007, we expended approximately $19.7 million, $17.4 million and $15.2 million, respectively, on research and development activities, including capitalized software amounts of $5.9 million, $6.0 million and $5.0 million, respectively. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.

OTHER INFORMATION

Employees

As of March 31, 2009, we employed approximately 1,263 persons, of which 1,251 were full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.

Intellectual Property

To protect our intellectual property, we enter into confidentiality agreements and invention assignment agreements with our employees with whom such controls are relevant. Certain qualified employees enter into additional agreements that permit them access under certain circumstances, to software matters that are both confidential and more strictly controlled. In addition, we include intellectual property protective provisions in many of our customer contracts.

Available Information

Our Internet Web site address is www.qsii.com. We make our periodic and current reports, together with amendments to these reports, available on our Internet Web site, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. You may access such filings under the “Investor Relations” button on our Web site. Members of the public may also read and copy any materials we file with, or furnish to, the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The Commission maintains an Internet site at www.sec.gov that contains the reports, proxy statements and other information that we file electronically with the Commission. The information on our Internet Web site is not incorporated by reference into this Report or any other report or information we file with the Commission.

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

We face increasing involvement of the federal government in our industry. In February, 2009, President Obama signed the American Recovery and Reinvestment Act which allocates over $20 billion dollars to healthcare IT over the next several years. The ARRA includes significant financial incentives to healthcare providers who can demonstrate meaningful use of certified

EHR technology beginning in 2011. While the Company expects the ARRA to create significant opportunities for sales of NextGenehr over the next several years, the lack of a final definition of “meaningful use” as well as other details we believe has negatively impacted sales cycles in the March, 2009 quarter. While the Federal government has set a deadline of December 31, 2009 to publish final rules, there can be no assurance that the slowdown in sales cycles resulting from such uncertainty will not continue into the fiscal year, 2010 or beyond.

The effects of the recent global economic crisis may impact our business, operating results or financial condition. The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Our clients may cease business operations or conduct business on a greatly reduced basis. Finally, our investment portfolio, which includes auction rate securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected as well.

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

We compete in all of our markets with other major healthcare related companies, information management companies, systems integrators, and other software developers. Competitive pressures and other factors, such as new product introductions by us or our competitors, may result in price or market share erosion that could adversely affect our business, results of operations and financial condition. Also, there can be no assurance that our applications will achieve broad market acceptance or will successfully compete with other available software products.

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

The unpredictability of our quarterly operating results may cause the price of our common stock to fluctuate or decline. Our revenue may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation:

•	the size and timing of orders from clients;

•	the specific mix of software, hardware, and services in client orders;

•	the length of sales cycles and installation processes;

•	the ability of our clients to obtain financing for the purchase of our products;

•	changes in pricing policies or price reductions by us or our competitors;

•	the timing of new product announcements and product introductions by us or our competitors;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

•	accounting policies concerning the timing of the recognition of revenue;

•	the availability and cost of system components;

•	the financial stability of clients;

•	market acceptance of new products, applications and product enhancements;

•	our ability to develop, introduce and market new products, applications and product enhancements;

•	our success in expanding our sales and marketing programs;

•	deferrals of client orders in anticipation of new products, applications, product enhancements, or public/private sector initiatives;

•	execution of or changes to our strategy;

•	personnel changes; and

•	general market/economic factors.

Our software products are generally shipped as orders are received and accordingly, we have historically operated with a minimal backlog of license fees. As a result, revenue in any quarter is dependent on orders booked and shipped in that quarter and is not predictable with any degree of certainty. Furthermore, our systems can be relatively large and expensive, and individual systems sales can represent a significant portion of our revenue and profits for a quarter such that the loss or deferral of even one such sale can adversely affect our quarterly revenue and profitability.

Clients often defer systems purchases until our quarter end, so quarterly results generally cannot be predicted and frequently are not known until after the quarter has concluded.

Our sales are dependent upon clients’ initial decisions to replace or substantially modify their existing information systems, and subsequently, their decision concerning which products and services to purchase. These are major decisions for healthcare providers and, accordingly, the sales cycle for our systems can vary significantly and typically ranges from six to twenty four months from initial contact to contract execution/shipment.

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

We currently recognize revenue pursuant to Statement of Position (“SOP”) 97-2, as modified by SOP 98-9 and Staff Accounting Bulletin (SAB) 104. SAB 104 summarizes the Commission staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements.

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

The failure of auction rate securities to sell at their reset dates could impact the liquidity of the investment and could negatively impact the carrying value of the investment. Our investments include auction rate securities (“ARS”). ARS are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with longer contractual maturities that range, for our holdings, from nine to 28 years. At the end of each reset period, investors can typically sell at auction or continue to hold the securities at par. These securities are subject to fluctuations in interest rate depending on the supply and demand at each auction. Through March 31, 2009, auctions held for the Company’s ARS with a total aggregate value of approximately $8.1 million failed. As of March 31, 2009, we were holding a total of approximately $7.4 million, net of unrealized loss, in ARS. While these debt securities are all highly-rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could impact the liquidity of the investment which in turn could negatively impact our liquidity position.

Our common stock price has been volatile, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us. Volatility may be caused by a number of factors including but not limited to:

•	actual or anticipated quarterly variations in operating results;

•	rumors about our performance, software solutions, or merger and acquisition activity;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	governmental regulatory action;

•	health care reform measures;

•	client relationship developments;

•	purchases or sales of company stock;

•	activities by one or more of our major shareholders concerning our policies and operations;

•	changes occurring in the markets in general;

•	macroeconomic conditions, both nationally and internationally; and

•	other factors, many of which are beyond our control.

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

Two of our directors are significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. Two of our directors and principal shareholders beneficially owned an aggregate of approximately 34.2% of the outstanding shares of our common stock at March 31, 2009. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board. The amounts required to assure a Board position can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising cumulative voting rights. In the event that cumulative voting is invoked, it is likely that the two of our directors holding an aggregate of approximately 34.2% of the outstanding shares of our common stock at March 31, 2009 will each have sufficient votes to assure themselves of one or more seats on our Board. With or without cumulative voting, these shareholders will have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. In fiscal year 2009, one of the principal shareholders, Ahmed Hussein, proposed a different slate of directors than what the Company proposed to shareholders. The Company spent approximately $1.5 million to defend the Company’s slate. In addition, such influence by one or both of these shareholders could have the effect of discouraging others from attempting to purchase us, implement a change over our Board and management, and/or reducing the market price offered for our common stock in such an event.

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

There can be no assurance that we will be successful in our product development efforts, that the market will continue to accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance. If new products or product enhancements do not achieve market acceptance, our business, results of operations and financial condition could be adversely affected. At certain times in the past, we have also experienced delays in purchases of our products by clients anticipating our launch, or the launch of our competitors, of new products. There can be no assurance that material order deferrals in anticipation of new product introductions from ourselves or other entities will not occur.

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

We face the possibility of subscription pricing, which may force us to adjust our sales, marketing and pricing strategies. In April, 2009 we announced a new subscription based, Software as a service delivery model which includes monthly subscription pricing. This model is designed for smaller practices to quickly access the NextGenehr or NextGenepm products at a modest monthly per provider price. We currently derive substantially all of our systems revenue from traditional software license, implementation and training fees, as well as the resale of computer hardware. Today, the majority of our customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. While the intent of the new subscription based delivery model is to further penetrate the smaller practice market, there can be no assurance that this delivery model will not become increasingly popular with both small and large customers. If the marketplace increasingly demands subscription pricing, we may be forced to further adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to a significantly greater degree of subscription pricing could adversely affect our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially. There can be no assurance that the marketplace will not increasingly embrace subscription pricing.

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

We face risk and/or the possibility of claims from activities related to strategic partners, which could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business. We rely on third parties to provide services that affect our business. For example, we use national clearinghouses in the processing of some insurance claims and we outsource some of our hardware maintenance services and the printing and delivery of patient statements for our customers. These third parties could raise their prices and/or be acquired by competitors of ours, which could potentially create short and long-term disruptions to our business negatively impacting our revenue, profit and/or stock price. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenue. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.

We face the possibility of claims based upon our Web site content, which may cause us expense and management distraction. We could be subject to third party claims based on the nature and content of information supplied on our Web site by us or third parties, including content providers or users. We could also be subject to liability for content that may be accessible through our Web site or third party Web sites linked from our Web site or through content and information that may be posted by users in chat rooms, bulletin boards or on Web sites created by professionals using our applications. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations.

We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. On May 20, 2008, we acquired HSI, and on October 28, 2008, we acquired PMP, both are full-service healthcare RCM companies servicing physician groups and other healthcare clients. The specific risks we may encounter in these types of transactions include but are not limited to the following:

•

potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial condition;

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

A failure to successfully integrate acquired businesses or technology for any of these reasons could have an adverse effect on our financial condition and results of operations.

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

The success of our strategy to offer our EDI services and Internet solutions depends on the confidence of our customers in our ability to securely transmit confidential information. Our EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our customers’, operations. In addition, our EDI and Internet solutions may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions.

Any failure to provide secure infrastructure and/or electronic communication services could result in a lack of trust by our customers causing them to seek out other vendors, and/or, damage our reputation in the market, making it difficult to obtain new customers.

We are subject to the development and maintenance of the Internet infrastructure, which is not within our control, and which may diminish Internet usage and availability as well as access to our Web site. We deliver Internet-based services and, accordingly, we are dependent on the maintenance of the Internet by third parties. The Internet infrastructure may be unable to support the demands placed on it and our performance may decrease if the Internet continues to experience its historic trend of expanding usage. As a result of damage to portions of its infrastructure, the Internet has experienced a variety of performance problems which may continue into the foreseeable future. Such Internet related problems may diminish Internet usage and availability of the Internet to us for transmittal of our Internet-based services. In addition, difficulties, outages, and delays by Internet service providers, online service providers and other Web site operators may obstruct or diminish access to our Web site by our customers resulting in a loss of potential or existing users of our services.

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

The industry in which we operate is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that our current employees will continue to work for us. Loss of services of key employees could have an adverse effect on our business, results of operations and financial condition. Furthermore, we may need to grant additional equity incentives to key employees and provide other forms of incentive compensation to attract and retain such key personnel. Equity incentives may be dilutive to our per share financial performance. Failure to provide such types of incentive compensation could jeopardize our recruitment and retention capabilities.

Our products may be subject to product liability legal claims, which could have an adverse effect on our business, results of operations and financial condition. Certain of our products provide applications that relate to patient clinical information. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment, and health status, generally, could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new system sales. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our Web sites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

Certain healthcare professionals who use our Internet-based products will directly enter health information about their patients including information that constitutes a record under applicable law that we may store on our computer systems. Numerous federal and state laws and regulations, the common law, and contractual obligations, govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

•	state and federal privacy and confidentiality laws;

•	our contracts with customers and partners;

•	state laws regulating healthcare professionals;

•	Medicaid laws;

•	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and related rules proposed by the Health Care Financing Administration; and

•	Health Care Financing Administration standards for Internet transmission of health data.

HIPAA establishes elements including, but not limited to, federal privacy and security standards for the use and protection of Protected Health Information. Any failure by us or by our personnel or partners to comply with applicable requirements may result in a material liability to us.

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

In addition, our software may potentially be subject to regulation by the U.S. Food and Drug Administration (“FDA”) as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could adversely affect our business, financial condition and results of operations.

We may be subject to false or fraudulent claim laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Any failure of our RCM services to comply with these laws and regulations could result in substantial liability including, but not limited to, criminal liability, could adversely affect demand for our services and could force us to expend significant capital, research and development and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving clients doing business with government payors and have an adverse effect on our business.

In most cases where we are permitted to do so, we calculate charges for our RCM services based on a percentage of the collections that our clients receive as a result of our services. To the extent that violations or liability for violations of these laws and regulations require intent, it may be alleged that this percentage calculation provides us or our employees with incentive to commit or overlook fraud or abuse in connection with submission and payment of reimbursement claims. The U.S. Centers for Medicare and Medicaid Services has stated that it is concerned that percentage-based billing services may encourage billing companies to commit or to overlook fraudulent or abusive practices.

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

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, one or more of which could adversely affect our business, financial condition, cash flows, revenue and results of operations. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the Commission, we believe our current sales and licensing contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business, financial condition, cash flows, revenue and results of operations.

If material weaknesses in our internal controls are identified by us or our independent registered public accountants, our per share price may be adversely affected. Any material weaknesses identified in our internal controls as part of the ongoing evaluation being undertaken by us and our independent registered public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the price at which our stock trades.

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

Continuing worldwide political and economic uncertainties may adversely affect our revenue and profitability. The last several years have been periodically marked by concerns including but not limited to inflation, decreased consumer confidence, the lingering effects of international conflicts, energy costs and terrorist and military activities. These conditions can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause constrained spending on our products and services, and/or delay and lengthen sales cycles.

Our future policy concerning stock splits is uncertain. While we effected a 2:1 split of our stock in March 2005 and a second 2:1 stock split in March 2006, there can be no assurance that another stock split will occur in the future. Unfulfilled expectations to the contrary could adversely affect the price of our stock.

Our future policy concerning the payment of dividends is uncertain, which could adversely affect the price of our stock. We have announced our intention to pay a quarterly dividend commencing with the conclusion of our first fiscal quarter of 2008 (June 30, 2007) and pursuant to this policy our Board has declared a quarterly cash dividend ranging from $0.25 to its most recent level of $0.30 per share on our outstanding shares of common stock, each quarter thereafter. We anticipate that future quarterly dividends, if and when declared by our Board pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July. There can be no guarantees that we will have the financial wherewithal to fund this dividend in perpetuity or to pay it at historic rates. Further, our Board may decide not to pay the dividend at some future time for financial or non-financial reasons. Unfulfilled expectations regarding future dividends could adversely affect the price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal administrative, accounting, QSI Division operations and NextGen training operations are located in Irvine, California, under a lease for 24,000 square feet that commenced in October 2007. This lease expires in May 2013.

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

As a result of our acquisition of PMP on October 28, 2008, we lease approximately 40,500 square feet for our PMP operations in Hunt Valley, Maryland under various leases which will expire in July 2010.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these currently pending matters has yet to be determined, we do not presently believe that their outcome will adversely affect our financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “QSII.” The following table sets forth for the quarters indicated the high and low sales prices for each period indicated as reported on the NASDAQ Global Select Market and reflects all stock splits effected.

Quarter Ended	High	Low

June 30, 2007	$42.44	$36.96
September 30, 2007	$45.35	$32.37
December 31, 2007	$38.99	$26.08
March 31, 2008	$36.30	$26.90
June 30, 2008	$35.97	$29.00
September 30, 2008	$47.94	$27.34
December 31, 2008	$44.98	$25.70
March 31, 2009	$48.46	$34.26

At May 22, 2009, there were approximately 103 holders of record of our common stock.

Dividends

On May 27, 2009, our Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of June 12, 2009 with an expected distribution date on or about July 6, 2009.

On January 28, 2009, our Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of March 11, 2009 with a distribution date on or about April 3, 2009.

On October 30, 2008, our Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of December 15, 2008 with a distribution date on or about January 5, 2009.

On August 4, 2008, our Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of September 15, 2008 with a distribution date on or about October 1, 2008.

On May 29, 2008, our Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of June 15, 2008 with a distribution date on or about July 2, 2008.

On January 30, 2008, our Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of March 14, 2008 and was distributed to shareholders on or about April 7, 2008.

On October 25, 2007, our Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of December 14, 2007 and was distributed to shareholders on or about January 7, 2008.

On July 31, 2007, our Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of September 14, 2007 and was distributed to shareholders on or about October 5, 2007.

On May 31, 2007, our Board declared a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of June 15, 2007 and was distributed to shareholders on July 5, 2007.

In February 2007, we paid a $1.00 per share cash dividend on shares of our common stock. The record date for the dividend was February 13, 2007.

In January 2007, our Board adopted a policy whereby we intend to pay a regular quarterly dividend of $0.25 per share on our outstanding common stock commencing with conclusion of our first fiscal quarter of 2008 (June 30, 2007) and continuing each fiscal quarter thereafter, subject to further Board review and approval and establishment of record and distribution dates by our Board prior to the declaration of each such quarterly dividend. In August 2008, our Board increased the quarterly dividend to $0.30 per share. We anticipate that future quarterly dividends, if and when declared by our Board pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.

Payment of future dividends, if any, will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Performance Graph

The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index, and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2009 assuming $100 was invested on March 31, 2004 with all dividends, if any, reinvested. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quality Systems, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

* $100 invested on 3/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

The last trade price of our common stock on each of March 31, 2005, 2006, 2007, 2008 and 2009 was published by NASDAQ and, accordingly for the periods ended March 31, 2005, 2006, 2007, 2008 and 2009 the reported last trade price was utilized to compute the total cumulative return for our common stock for the respective periods then ended. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended March 31, 2009 and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. All share prices in the table below have been retroactively adjusted to reflect the fiscal year 2006 and 2005 stock splits.

Consolidated Financial Data (In Thousands, Except for Share Data)

	Year ended March 31,

	2009	2008	2007	2006	2005

Statements of Income Data:
Revenue	$245,515	$186,500	$157,165	$119,287	$88,961
Cost of revenue	88,890	62,501	50,784	39,828	32,669

Gross profit	156,625	123,999	106,381	79,459	56,292

Selling, general and administrative expenses	70,445	53,260	45,337	35,554	24,776
Research and development costs	13,777	11,350	10,166	8,087	6,903

Income from operations	72,403	59,389	50,878	35,818	24,613
Interest income	1,203	2,661	3,306	2,108	876
Other income (expense)	(279)	953	—	—	—

Income before provision for income taxes	73,327	63,003	54,184	37,926	25,489
Provision for income taxes	27,208	22,925	20,952	14,604	9,380

Net income	$46,119	$40,078	$33,232	$23,322	$16,109

Basic net income per share	$1.65	$1.47	$1.24	$0.88	$0.63
Diluted net income per share	$1.62	$1.44	$1.21	$0.85	$0.61

Basic weighted average shares outstanding	28,031	27,298	26,882	26,413	25,744
Diluted weighted average shares outstanding	28,396	27,770	27,550	27,356	26,406

Balance Sheet Data (at end of year):
Cash and cash equivalents	$70,180	$59,046	$60,028	$57,255	$51,157
Working capital	$98,980	$79,932	$76,616	$61,724	$55,111
Total assets	$242,101	$187,908	$150,681	$122,247	$99,442
Total liabilities	$86,534	$74,203	$59,435	$49,838	$36,711
Total shareholders’ equity	$155,567	$113,705	$91,246	$72,409	$62,731

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this management’s discussion and analysis of financial condition and results of operations, or MD&A, including discussions of our product development plans, business strategies and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risks described in “Item 1A. Risk Factors” as set forth above, as well as in our other public disclosures and filings with the Commission.

Overview

This MD&A is provided as a supplement to the Consolidated Financial Statements and notes thereto included in this Report, in order to enhance your understanding of our results of operations and financial condition and the following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes thereto included elsewhere in this Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

Our MD&A is organized as follows:

•

Management Overview. This section provides a general description of our Company and operating segments, a discussion as to how we derive our revenue, background information on certain trends and developments affecting our Company, a summary of our acquisition transactions and a discussion on management’s strategy for driving revenue growth.

•

Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in this Report.

•

Overview of Results of Operations and Results of Operations by Operating Divisions. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating division basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments as of March 31, 2009.

•

Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our Company or may be adopted in the future.

Management Overview

Our Company is comprised of the QSI Division, the NextGen Division, HSI and PMP. We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as PHOs and MSOs, ambulatory care centers, community health centers, and medical and dental schools. We also provide RCM services through our Practice Solutions division of NextGen which consists primarily of billing and collection services for medical practices.

The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. We continue to see organizations that are doing fairly well operationally, however, some organizations with a large dependency on Medicaid populations are being impacted by the challenging financial condition of the many state governments in whose jurisdictions they conduct business. A positive factor for U.S. healthcare is the fact that the Obama administration is pursuing broad healthcare reform aimed at improving issues surrounding healthcare. The ARRA, which became law on February 17, 2009, includes more than $20 billion to help healthcare organizations modernize operations through the acquisition of health care information technology. While we are unsure of the immediate impact from the ARRA, the long-term potential could be significant.

On May 20, 2008, we acquired HSI, a full-service healthcare RCM company. HSI operates under the umbrella of NextGen Practice Solutions. Founded in 1996, HSI currently provides RCM services to providers including health systems, hospitals, and physicians in private practice with an in-house team of more than 200 employees including specialists in medical billing, coding and compliance, payor credentialing, and information technology.

On October 28, 2008, we acquired PMP, a full-service healthcare RCM company. This acquisition is also part of our growth strategy for NextGen Practice Solutions. Similar to HSI, PMP operates under the umbrella of NextGen Practice Solutions. Founded in 2001, PMP provides physician billing and technology management services to healthcare providers, primarily in the Mid-Atlantic region.

Our strategy is, at present, to focus on providing software and services to medical and dental practices. The key elements of this strategy are to continue development and enhancement of select software solutions in target markets, to continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation, and support, to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, to add new customers through maintaining and expanding sales, marketing and product development activities, and to expand our relationship with existing customers through delivery of new products and services.

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including but not limited to those related to revenue recognition, valuation of marketable securities, ARS put option rights, uncollectible accounts receivable, intangible assets, software development cost, and income taxes for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe revenue recognition, valuation of marketable securities and ARS put option rights, the allowance for doubtful accounts, capitalized software costs, share-based compensation, income taxes and business combinations are among the most critical accounting policies that affect our consolidated financial statements. We believe that significant accounting policies, as described in Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Policies”, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition. We currently recognize system sales revenue pursuant to SOP 97-2, as amended by SOP 98-9. We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers, or VARs. We also generate revenue from sales of hardware and third party software, implementation, training, software customization, EDI, post-contract support (maintenance) and other services, including RCM services, performed for customers who license our products.

A typical system contract contains multiple elements of the above items. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter or annually depending on the nature of the product or service. We have established VSOE for the related undelivered elements based on the bell-shaped curve method. Maintenance VSOE for our largest customers is based on stated renewal rates only if the rate is determined to be substantive and falls within our customary pricing practices.

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

We bill for the entire system sales contract amount upon contract execution, except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. In certain transactions whose collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of our arrangements must include the following characteristics:

•

The fee must be negotiated at the outset of an arrangement, and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users; and

•

Payment terms must not be considered extended. If a significant portion of the fee is due more than 12 months after delivery or after the expiration of the license, the fee is presumed not fixed and determinable.

Revenue from implementation and training services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period.

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

Product returns are estimated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists”. The Company also ensures that the other criteria in SFAS 48 have been met prior to recognition of revenue:

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

Revenue related to sales arrangements which include the right to use software stored on the Company’s hardware are accounted for under the Emerging Issues Task Force Issue (“EITF”) No. 00-3 “Application of AICPA Statement of Position 97-2 to arrangements that include the right to use software stored on another entity’s hardware”. EITF No. 00-3 requires that for software licenses and related implementation services to continue to fall under SOP No. 97-2, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third party. If an arrangement is not deemed to be accounted for under SOP 97-2, the entire arrangement is accounted for as a service contract in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”. In that instance, the entire arrangement would be recognized as the hosting services are being performed.

RCM revenue is derived from services fees, which include amounts charged for ongoing billing and other related services and are generally billed to the customer as a percentage of total collections. We do not recognize revenue for services fees until these collections are made as the services fees are not fixed and determinable until such time.

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

Revenue is divided into two categories, “system sales” and “maintenance, EDI, RCM and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, RCM and other services category includes, maintenance, EDI, RCM, follow on training and implementation services, annual third party license fees, hosting services and other revenue.

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

The fair value of our marketable securities has been estimated by management based on certain assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 - unobservable inputs in accordance with SFAS 157 (see Note 4 of our Notes to the Consolidated Financial Statements: “Fair Value Measurements”). Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, including a liquidity discount, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. The estimate of the fair value of the marketable securities could change based on market conditions.

Our ARS are managed by UBS Financial Services Inc. (“UBS”). On November 13, 2008, we entered into an Auction Rate Security Rights Agreement (the Rights Agreement) with UBS, whereby we accepted UBS’ offer to purchase our ARS investments at any time during the period of June 30, 2010 through July 2, 2012. As a result we had obtained an asset, ARS put option rights, whereby we have a right to “put” the ARS back to UBS. We expect to exercise our ARS put option rights and put our ARS back to UBS on June 30, 2010, the earliest date allowable under the Rights Agreement.

As we will be permitted to put the ARS back to UBS at par value, we have accounted for the ARS put option rights as a separate asset that was initially measured and will continue to be measured at its fair value. We are required to assess the fair value of these two individual assets and to record corresponding changes in fair value in each reporting period through the Consolidated Statements of Operations until the ARS put option rights are exercised and the ARS are redeemed or sold. Since the ARS put option rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the ARS put options rights.

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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established with the completion of a working model of the enhancement or product, any additional development costs are capitalized in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Such capitalized costs are amortized on a straight line basis over the estimated economic life of the related product, which is generally three years. We perform an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Share-Based Compensation. We apply the provisions of SFAS 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. During fiscal year 2009, we estimate the expected term of the option using historical exercise experience. Prior to fiscal year 2009 we used the simplified method to estimate the expected term of an option. We estimate volatility by using the weighted average historical volatility of our common stock, which we believe approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service period in our consolidated statement of income.

Research and Development Tax Credits. Management’s treatment of research and development tax credits represented a significant estimate which affected the effective income tax rate for us for the years ended March 31, 2009, 2008 and 2007. Research and development credits taken by us involve certain assumptions and judgments regarding qualified expenses under Internal Revenue Code (“IRC”) Section 41. These credits are subject to examination by the federal and state taxing authorities.

During each of the years ended March 31, 2009, 2008 and 2007, we recognized approximately $1.0 million, $0.8 million and $0.8 million in credits, respectively, related to research and development. We expect to capture this benefit on our federal tax returns.

Qualified Production Activities Deduction. Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for us for the years ended

March 31, 2009, 2008 and 2007. The deduction taken by us involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under IRC Section 199.

During the years ended March 31, 2009, 2008 and 2007, we recognized approximately $2.7 million, $3.1 million and $1.5 million, respectively, in deductions related to the qualified production activities deduction (“QPAD”) under IRC. The QPAD calculation was determined using interim guidance provided by proposed Internal Revenue Service regulations and notices. We expect to capture this benefit on our tax returns.

Business Combinations. In accordance with business combination accounting under SFAS No. 141,“Business Combinations,” we allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets acquired. Management’s estimates of fair value are based upon assumptions believed to be reasonable. These estimates are based on information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to:

•	future expected cash flows from acquired businesses; and

•	the acquired company’s brand and market position.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results and we will continue to evaluate events and circumstances on an ongoing basis.

Overview of Our Results

•

Our total revenue increased 31.6% and income from operations grew 21.9% on a consolidated basis for the year ended March 31, 2009. This performance was driven by growth in our NextGen Division, offset by decreases in revenue and operating income in our QSI Division and higher corporate expenses.

•

Our year over year growth in revenue and operating income during the year ended March 31, 2009 was partially attributable to the HSI and PMP acquisitions. HSI and PMP generated $15.6 million of revenue for the period May 21, 2008 to March 31, 2009 and $8.6 million of revenue for the period October 29, 2008 to March 31, 2009, respectively.

•

Operating income was positively impacted by an increase in revenue offset by a shift in revenue mix with an increased share of hardware, EDI, and RCM revenue resulting in a decline in our gross profit margin. We also experienced higher selling, general and administrative expenses. Higher selling, general and administrative expenses were impacted negatively by approximately $1.5 million of expenses incurred in conjunction with the proxy contest involving our election of directors at our 2008 Annual Shareholder’s Meeting and higher than usual legal expenses, primarily as a result of our contested proxy election and certain legal matters related to intellectual property infringement claims in the NextGen Division.

•

We do not believe the revenue mix changes noted above represent a change in the overall purchasing environment. On top of the potential benefits from the recently enacted ARRA, we have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

•

While the Company expects to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic medical records, the current economic environment combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records negatively impacted the Company’s fourth quarter results and makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.

NextGen Division

•

NextGen Division revenue increased 34.7% in the year ended March 31, 2009 and income from operations increased 25.9% from the year ended March 31, 2008. Organic revenue and operating income growth in the NextGen Division not including acquisitions was 20.5% and 21.3% for the years ended March 31, 2009 and 2008, respectively.

•	The Divisions’ year over year growth in revenue and operating income for the Company during the year ended March 31, 2009 was partially attributable to the HSI and PMP acquisitions.

•

HSI contributed $15.6 million to NextGen’s revenue from the date of its acquisition on May 20, 2008 to March 31, 2009. HSI’s operating income added $0.7 million to NextGen’s operating income during the year ended March 31, 2009.

•

PMP contributed $8.6 million to NextGen’s revenue from the date of its acquisition on October 28, 2008 to March 31, 2009. PMP’s operating income added $2.5 million to NextGen’s operating income during the year ended March 31, 2009.

•

During the year ended March 31, 2009, we added staffing resources to most of our client-interfacing departments, and intend to continue doing so in future periods. Such divisional headcount additions caused selling, general and administrative expenses to increase.

•

Our goals include taking maximum advantage of future benefits related to the ARRA and continuing to further enhance and expand the marketing and sales of our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers, expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the Practice Solutions arena.

QSI Division

•

QSI Division revenue decreased 1.2% in the year ended March 31, 2009 and Divisional operating loss decreased 7.6% (excluding unallocated corporate expenses) from the year ended March 31, 2008. Divisional revenue and operating income performance for the Division, while below fiscal year 2008 levels, were within the Division’s historical performance range.

•

A drop in annual revenue, slight changes in the Division’s sales mix in favor of lower margin hardware and EDI products, and an increase in selling, general and administrative expenses were the chief contributors to the operating income decline.

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

(Unaudited)	Year Ended March 31,

	2009		2008	2007

Revenues:
Software, hardware and supplies	34.8%		40.9%	43.8%
Implementation and training services	5.4		7.2	7.8

System sales	40.2		48.1	51.6

Maintenance	29.7		30.3	26.7
Electronic data interchange services	12.0		12.0	10.8
Revenue cycle management	8.7		0.5	0.3
Other services	9.3		9.1	10.6

Maintenance, EDI, RCM and other services	59.8	*	51.9	48.4

Total revenue	100.0		100.0	100.0

Cost of revenue:
Software, hardware and supplies	5.4		5.8	5.4
Implementation and training services	4.2		5.5	5.5

Total cost of system sales	9.6		11.3	10.9

Maintenance	4.8		6.7	7.5
Electronic data interchange services	8.7		8.5	7.7
Revenue cycle management	6.0		0.3	0.2
Other services	7.1		6.7	6.0

Total cost of maintenance, EDI, RCM and other services	26.6		22.2	21.4

Total cost of revenue	36.2		33.5	32.3

Gross profit	63.8	*	66.5	67.7

Operating expenses:
Selling, general and administrative	28.7		28.6	28.8
Research and development	5.6		6.1	6.5

Income from operations	29.5	*	31.8	32.4

Interest income	0.5		1.4	2.1
Other income (expense)	(0.1)		0.5	0.0

Income before provision for income taxes	29.9	*	33.7	34.5
Provision for income taxes	11.1		12.3	13.3

Net income	18.8	%*	21.4%	21.1	%*

* does not foot due to rounding

Comparison of Fiscal Years Ended March 31, 2009 and March 31, 2008

For the year ended March 31, 2009, our net income was $46.1 million or $1.65 per share on a basic and $1.62 per share on a fully diluted basis. In comparison, we earned $40.1 million or $1.47 per share on a basic and $1.44 per share on a fully diluted basis in the year ended March 31, 2008. The increase in net income for the year ended March 31, 2009 was achieved primarily through the following:

•	a 31.6% increase in consolidated revenue, including $21.4 million in RCM revenue from our recently acquired entities;

•	a 34.7% increase in NextGen Division revenue which accounted for 93.5% of consolidated revenue;

•	a shift in revenue mix with increased maintenance, EDI and RCM revenue resulting in a decline in our gross profit margin;

•

an increase in selling, general and administrative expenses as a percentage of revenue related to higher than usual legal expenses, primarily as a result of certain legal matters related to intellectual property infringement claims in the NextGen Division and a proxy contest; and

•

a decrease in interest income primarily due a greater proportion of funds invested in short-term U.S Treasuries and tax free money market accounts which returned significantly lower interest rates as compared to the prior year.

Revenue. Revenue for the year ended March 31, 2009 increased 31.6% to $245.5 million from $186.5 million for the year ended March 31, 2008. NextGen Division revenue increased 34.7% to $229.7 million from $170.5 million in the year ended March 31, 2008, while QSI Division revenue decreased by 1.2% during that same period, to $15.9 million from $16.0 million. NextGen revenue is inclusive of approximately $15.6 million in revenue from HSI and $8.6 million in revenue from PMP, our two recent RCM acquisitions.

We divide revenue into two categories, “system sales” and “maintenance, EDI, RCM and other services.” Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of our software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM, follow-on training and implementation services, annual third party license fees, hosting and other revenue. Maintenance revenue includes amounts initially deferred in conjunction with new customer arrangements and subsequently amortized and billings to existing customers.

System Sales. Revenue earned from Company-wide sales of systems for the year ended March 31, 2009 increased 10.0% to $98.8 million from $89.8 million in the prior year.

Our increase in revenue from sales of systems was principally the result of a 9.9% increase in category revenue at our NextGen Division whose sales in this category grew from $87.1 million during the year ended March 31, 2008 to $95.7 million during the year ended March 31, 2009. This increase was driven by higher sales of NextGenehr and NextGenepm software to both new and existing clients, as well as increases in sales of hardware, third party software and supplies and implementation and training services.

Systems sales revenue in the QSI Division increased to approximately $3.0 million in the year ended March 31, 2009 from $2.6 million in the year ended March 31, 2008.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Year ended March 31, 2009
QSI Division	$915	$1,171	$938	$3,024
NextGen Division	76,525	6,775	12,437	95,737

Consolidated	$77,440	$7,946	$13,375	$98,761

Year ended March 31, 2008
QSI Division	$360	$1,134	$1,154	$2,648
NextGen Division	69,276	5,593	12,252	87,121

Consolidated	$69,636	$6,727	$13,406	$89,769

NextGen Division software license revenue increased 10.5% between the year ended March 31, 2008 and the year ended March 31, 2009. The Division’s software revenue accounted for 79.9% of divisional system sales revenue during the year ended March 31, 2009, compared to 79.5% during the year ended March 31, 2008. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division.

During the year ended March 31, 2009, 7.1% of NextGen’s system sales revenue was represented by hardware and third party software compared to 6.4% during the year ended March 31, 2008. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division increased 1.5% in the year ended March 31, 2009 compared to the year ended March 31, 2008. The amount of implementation and training services revenue is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the year ended March 31, 2009 versus 2008 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

The NextGen Division’s growth has come in part from investments in sales and marketing activities including a revamped NextGen.com Web site, new NextGen logo, new marketing campaigns, trade show attendance, and other expanded advertising and marketing expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenehr and NextGenepm software products and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

For the QSI Division, total system sales increased 14.2% in the year ended March 31, 2009 compared to the year ended March 31, 2008. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

Maintenance, EDI, Revenue Cycle Management and Other Services. For the year ended March 31, 2009, Company-wide revenue from maintenance, EDI, RCM and other services grew 51.7% to $146.8 million from $96.7 million for the year ended March 31, 2008. The increase in this category resulted from an increase in maintenance, EDI, RCM and other services revenue from the NextGen Division. Total NextGen Division maintenance revenue for the year ended March 31, 2009 grew 33.3% to $65.7 million from $49.3 million in the prior year, while EDI revenue grew 38.4% to $24.8 million compared to $17.9 million in the prior year. RCM grew to $21.4 million primarily as a result of the HSI and PMP acquisitions. Other services revenue for the NextGen Division, which consists primarily of third party annual software license renewals, consulting services and hosting services increased 43.9% to $22.0 million from $15.3 million a year ago. QSI

Division maintenance, EDI and other revenue decreased 4.2% to $12.8 million for the year ended March 31, 2009 compared to $13.4 million in the prior year.

The following table details maintenance, EDI, RCM, and other revenue by category for the years ended March 31, 2009 and 2008:

	Maintenance	EDI	Revenue Cycle Management	Other	Total

Year ended March 31, 2009
QSI Division	$7,167	$4,766	$—	$894	$12,827
NextGen Division	65,695	24,756	21,431	22,045	133,927

Consolidated	$72,862	$29,522	$21,431	$22,939	$146,754

Year ended March 31, 2008
QSI Division	$7,186	$4,564	$—	$1,639	$13,389
NextGen Division	49,269	17,886	871	15,316	83,342

Consolidated	$56,455	$22,450	$871	$16,955	$96,731

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

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the year ended March 31, 2009 and 2008 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites. During the year ended March 31, 2009, a higher than usual fluctuation in the billing sites removed resulted primarily from a change in classification for billing sites.

	NextGen		QSI		Consolidated

	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

March 31, 2008	1,129	993	251	165	1,380	1,158
Billing sites added	246	533	14	39	260	572
Billing sites removed	(15)	(258)	(14)	(44)	(29)	(302)

March 31, 2009	1,360	1,268	251	160	1,611	1,428

Cost of Revenue. Cost of revenue for the year ended March 31, 2009 increased 42.2% to $88.9 million from $62.5 million for the year ended March 31, 2008 and the cost of revenue as a percentage of revenue increased to 36.2% from 33.5% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2009 and 2008:

	Year Ended March 31,

	2009	%	2008	%

QSI Division
Revenue	$15,852	100.0%	$16,037	100.0%
Cost of revenue	7,582	47.8%	7,545	47.0%

Gross profit	$8,270	52.2%	$8,492	53.0%

NextGen Division
Revenue	$229,663	100.0%	$170,463	100.0%
Cost of revenue	81,308	35.4%	54,956	32.2%

Gross profit	$148,355	64.6%	$115,507	67.8%

Consolidated
Revenue	$245,515	100.0%	$186,500	100.0%
Cost of revenue	88,890	36.2%	62,501	33.5%

Gross profit	$156,625	63.8%	$123,999	66.5%

Gross profit margins at the NextGen Division for the year ended March 31, 2009 decreased to 64.6% from 67.8% from the year ended March 31, 2008. Gross profit margins at the QSI Division for the year ended March 31, 2009 decreased to 52.2% from 53.0% for the year ended March 31, 2008.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the years ended March 31, 2009 and 2008.

	Hardware, Third Party Software	Payroll and related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit

Year ended March 31, 2009
QSI Division	7.6%	19.8%	17.1%	3.3%	47.8%	52.2%
NextGen Division	3.5%	14.8%	7.8%	9.3%	35.4%	64.6%

Consolidated	3.7%	15.1%	8.4%	9.0%	36.2%	63.8%

Year ended March 31, 2008
QSI Division	8.0%	19.1%	15.7%	4.2%	47.0%	53.0%
NextGen Division	3.8%	11.2%	7.5%	9.7%	32.2%	67.8%

Consolidated	4.2%	11.8%	8.2%	9.3%	33.5%	66.5%

The increase in our consolidated cost of revenue as a percentage of revenue between the year ended March 31, 2009 and the year ended March 31, 2008 is primarily attributable to an increase in RCM revenue, which carries higher payroll and related benefits as a percentage of revenue and higher EDI costs in both divisions, offset by a decrease in hardware and third party software, and other expense as a percentage of revenue. Other expense, which consists of outside service costs, amortization of software development costs and other costs, decreased to 9.0% of total revenue during the year ended March 31, 2009 from 9.3% of total revenue during the year ended March 31, 2008.

During the year ended March 31, 2009, hardware and third party software constituted a smaller portion of consolidated cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 15.1% of consolidated revenue in the year ended March 31, 2009 compared to 11.8% during the year ended March 31, 2008 primarily due to the acquisition of HSI and PMP which as service businesses have an inherently higher percentage of payroll costs as a percentage of revenue. The absolute level of consolidated payroll and benefit expenses grew from $22.1 million in the year ended March 31, 2008 to $37.1 million in the year ended March 31, 2009, an increase of 67.9% or approximately $15.0 million. Of the $15.0 million increase, approximately $4.8 million was a result of the HSI acquisition and $3.9 million was a result of the PMP acquisition. In addition, related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division increased by $6.1 million in the year ended March 31, 2009 to $25.1 million from $19.0 million in the year ended March 31, 2008. Payroll and benefits expense associated with delivering products and services in the QSI Division remained consistent at $3.1 million in the year ended March 31, 2009 and 2008, respectively. The application of SFAS 123R added approximately $0.2 million and $0.5 million in compensation expense to cost of revenue in the years ended March 31, 2009 and 2008, respectively.

As a result of the foregoing events and activities, the gross profit percentage for the Company and both our divisions decreased for the year ended March 31, 2009 versus the prior year.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 2009 increased 32.3% to $70.4 million as compared to $53.3 million for the year ended March 31, 2008. The increase in these expenses resulted from a:

•	$2.7 million increase in legal expenses in the NextGen Division;

•	$1.7 million increase in compensation expense in the NextGen Division;

•	$1.2 million increase in outside services and consulting services in the NextGen Division;

•	$0.9 million increase in advertising in the NextGen Division;

•	$6.7 million increase in other selling, general and administrative expenses in the NextGen Division; and

•	$3.9 million increase in corporate related expenses.

Approximately $1.5 million of the year over year increase in corporate related expense was related to expenses associated with the proxy contest which occurred in conjunction with the 2008 Annual Shareholders’ Meeting. Amortization of identifiable intangibles related to the HSI and PMP acquisitions of approximately $1.0 million and an increase in corporate salaries and related benefits of $0.7 million also contributed to the year over year corporate increase.

The application of SFAS 123R added approximately $1.5 million and $2.5 million in compensation expense to selling, general and administrative expenses for the year ended March 31, 2009 and 2008, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased slightly from 28.6% in the year ended March 31, 2008 to 28.7% in the year ended March 31, 2009.

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

Research and Development Costs. Research and development costs for the years ended March 31, 2009 and 2008 were $13.8 million and $11.4 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the application of SFAS 123R in fiscal year 2009 and 2008 added approximately $0.2 million and $0.8 million in the years ended March 31, 2009 and 2008, respectively, in compensation expense to research and development costs net of amounts capitalized as software development in those fiscal years. Additions to capitalized software costs offset research and development costs. For the year ended March 31, 2009, $5.9 million was added to capitalized software costs while $6.0 million was capitalized during the year ended March 31, 2008. Research and development costs as a percentage of revenue decreased to 5.6% in the year ended March 31, 2009 from 6.1% in the year ended March 31, 2008. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income. Interest income for the year ended March 31, 2009 decreased to $1.2 million compared to $2.7 million in the year ended March 31, 2008 primarily due to:

•	a lower amount of investments held in ARS when compared to the prior year;

•	larger amounts invested in money market accounts which earned significantly lower interest rates as compared to the prior year; and

•

overall comparatively lower amounts of funds available for investment during the year due to payments of $8.2 million and $17.0 million, respectively, for the Company’s acquisitions of HSI and PMP and increased quarterly dividend payments.

Our investment policy is determined by our Board. We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds and short-term U.S. Treasuries. We owned approximately $7.4 million in ARS as of March 31, 2009, which are illiquid due to the auction failure in the ARS market. Our Board continues to review alternate uses for our cash including, but not limited to, payment of a special dividend, initiation of a stock buy back program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.

Other Income (Expense). Other income (expense) for the year ended March 31, 2009 consists of gains and losses in fair value recorded on our ARS investments as well as on our ARS Put Option Rights. We recognized a pre-tax unrealized loss on our ARS of approximately $0.7 million. At the same time, we estimated the fair value of our ARS Put Option Rights at approximately $0.4 million.

Included in other income for the year ended March 31, 2008 was approximately $1.0 million, resulting from a gain on life insurance proceeds due to the passing of Gregory Flynn, Executive Vice President and General Manager of the QSI Division. Mr. Flynn participated in our deferred compensation plan which is funded through the purchase of life insurance policies with the Company named as beneficiary. There was no gain or loss recorded on investment securities during the year ended March 31, 2008.

Provision for Income Taxes. The provision for income taxes for the year ended March 31, 2009 was approximately $27.2 million as compared to approximately $22.9 million for the prior year. The effective tax rates for fiscal 2009 and 2008 were 37.1% and 36.4%, respectively. The provision for income taxes for the years ended March 31, 2009 and 2008 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits, the qualified production activities deduction, and exclusions for company-owned life insurance proceeds and tax-exempt interest income. The change in the effective rate for the year ended March 31, 2009 includes an increase in the benefit from research and development credits, which was mostly offset by a decrease in qualified production activities deduction and an increase in state income tax expense.

During the year ended March 31, 2009 and 2008, we claimed research and development tax credits of approximately $1.0 million and $0.8 million, respectively. The Company also claimed the qualified production activities deduction under Section 199 of the IRC of approximately $2.7 million and $3.1 million during the years ended March 31, 2009 and 2008, respectively. Research and development credits and the qualified production activities income deduction taken by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision.

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

We divide revenue into two categories, “system sales” and “maintenance, EDI, RCM and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of our software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM, follow-on training and implementation services, annual third party license fees, hosting and other revenue. Maintenance revenue includes amounts initially deferred in conjunction with new customer arrangements and subsequently amortized and billings to existing customers.

System Sales. Revenue earned from Company-wide sales of systems for the year ended March 31, 2008 increased 10.8% to $89.8 million from $81.0 million in the prior year.

Our increase in revenue from sales of systems was principally the result of a 12.2% increase in category revenue at our NextGen Division whose sales in this category grew from $77.7 million during the year ended March 31, 2007 to $87.1 million during the year ended March 31, 2008. This increase was driven primarily by higher sales of NextGenehr and NextGenepm software to both new and existing clients, as well as an increase in the delivery of related implementation services offset by a decline in the sale of related hardware, third party software and supplies.

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

The NextGen Division’s growth has come in part from investments in sales and marketing activities including hiring additional sales representatives, trade show attendance, and advertising expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenehr and NextGenepm software products and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

For the QSI Division, total system sales decreased by approximately $0.7 million in the year ended March 31, 2008 compared to the year ended March 31, 2007. We do not presently foresee any material changes in the business environment for the QSI Division with respect to the constrained environment that has been in place for the past several years.

Maintenance, EDI, Revenue Cycle Management and Other Services. Company-wide revenue from maintenance, EDI, RCM and other services grew 27.1% to $96.7 million for the year ended March 31, 2008 from $76.1 million for the year ended March 31, 2007. The increase in this category resulted principally from an increase in maintenance and EDI and to a lesser extent due to an increase in RCM and other services revenue generated from the NextGen Division’s client base. Total NextGen Division maintenance revenue for the year ended March 31, 2008 grew 41.3% to $49.3 million from $34.9 million in the prior year, while EDI revenue grew 42.9% to $17.9 million for the year ended March 31, 2008 compared to $12.5 million in the prior year. Other services revenue, excluding RCM, for the NextGen Division, which consists primarily of third party license renewals, time and materials billings, travel reimbursements, and other services grew 3.5% to $16.1 million for the year ended March 31, 2008 compared to $15.5 million a year ago. QSI Division maintenance revenue increased 1.5% to $7.2 million for the year ended March 31, 2007 compared to $7.1 million in the prior year while divisional EDI revenue increased by approximately 1.0% to $4.6 million for the year ended March 31, 2008 compared to $4.5 million in the prior year. Other revenue for the QSI Division was essentially flat for the year ended March 31, 2008 compared to a year ago.

The following table details maintenance, EDI, RCM and other revenue by category for the years ended March 31, 2008 and 2007:

	Maintenance	EDI	Revenue Cycle Management	Other	Total

Year ended March 31, 2008
QSI Division	$7,186	$4,564	$—	$1,639	$13,389
NextGen Division	49,269	17,886	871	15,316	83,342

Consolidated	$56,455	$22,450	$871	$16,955	$96,731

Year ended March 31, 2007
QSI Division	$7,081	$4,529	$—	$1,615	$13,225
NextGen Division	34,867	12,520	534	14,971	62,892

Consolidated	$41,948	$17,049	$534	$16,586	$76,117

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

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue for our entire Company and our two divisions:

	Hardware, Third Party Software	Payroll and related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit

Year ended March 31, 2008
QSI Division	8.0%	19.1%	15.7%	4.2%	47.0%	53.0%
NextGen Division	3.8%	11.2%	7.5%	9.7%	32.2%	67.8%

Consolidated	4.2%	11.8%	8.2%	9.3%	33.5%	66.5%

Year ended March 31, 2007
QSI Division	10.0%	17.3%	15.1%	4.9%	47.3%	52.7%
NextGen Division	3.1%	11.9%	6.4%	9.1%	30.5%	69.5%

Consolidated	3.8%	12.4%	7.4%	8.7%	32.3%	67.7%

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

“Other,” which consists of outside service costs, amortization of software development costs, hosting service costs and other service costs, increased to 17.5% of revenue during the year ended March 31, 2008 from 16.1% during the year ended March 31, 2007.

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

Interest Income. Interest income for the year ended March 31, 2008 decreased to $2.7 million compared to $3.3 million in the year ended March 31, 2007. Interest income in the year ended March 31, 2008 decreased primarily due to (i) a greater proportion of funds invested in tax favored ARS which offer lower interest rates but higher after-tax yields compared to money market or short term U.S. Treasuries, and (ii) comparatively lower short term interest rates in the year ended March 31, 2008 versus 2007.

Our investment policy is determined by our Board. We currently maintain our cash in very liquid short term assets including money market funds, 30-60 day treasury bills as well as ARS.

Other Income. Other income for the year ended March 31, 2008 was approximately $1.0 million. There was no other income recorded for the year ended March 31, 2007. We recorded a gain on life insurance proceeds as a result of the passing of Gregory Flynn, Executive Vice President and General Manager of the QSI Division. Mr. Flynn participated in our deferred compensation plan which is funded through the purchase of life insurance policies with the Company named as beneficiary.

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

During the year ended March 31, 2008 and 2007, we claimed research and development tax credits of approximately $0.8 million in both years. We also claimed the qualified production activities deduction under Section 199 of the IRC, of approximately $3.1 million and $1.5 million during the years ended March 31, 2008 and 2007, respectively. Research and development credits and the qualified production activities income deduction taken by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the years ended March 31, 2009, 2008 and 2007:

	Year Ended March 31,

	2009	2008	2007

Cash and cash equivalents	$70,180	$59,046	$60,028

Net increase (decrease) in cash and cash equivalents	$11,134	$(982)	$2,803

Net income	$46,119	$40,078	$33,232

Net cash provided by operations during the year	$48,712	$43,599	$29,570

Number of days of sales outstanding	125	136	129

Cash Flow from Operating Activities

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software and other intangible assets, provisions for bad debts and inventory obsolescence, and stock option expenses.

The following table summarizes our statement of cash flows for the years ended March 31, 2009, 2008 and 2007:

	Year Ended March 31,

	2009	2008	2007

Net income	$46,119	$40,078	$33,232

Non-cash expenses	17,719	11,299	8,977

Gain on life insurance proceeds, net	—	(755)	—

Tax benefit from exercise of stock options, net	1	65	167

Change in deferred revenue	3,130	5,447	3,532

Change in accounts receivable	(11,369)	(13,811)	(20,760)

Change in other assets and liabilities	(6,888)	1,276	4,422

Net cash provided by operating activities	$48,712	$43,599	$29,570

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the years ended March 31, 2009, 2008 and 2007. Our NextGen Division’s contribution to net income has increased each year due to that division’s operating income increasing more quickly than our Company as a whole.

Non-Cash Expenses. Non-cash expenses include depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts, inventory obsolescence, stock option expenses, and deferred taxes. Total non-cash expenses were $17.7 million, $11.3 million and $9.0 million for the years ended March 31, 2009, 2008 and 2007, respectively. The change for the year ended March 31, 2009 as compared to the prior year is primarily related to approximately $1.0 million of amortization of capitalized software costs, $1.0 million of amortization of other intangibles due to the HSI and PMP acquisitions, $1.0 million in the allowance for bad debt and $4.7 million in deferred taxes, offset by a decrease of $1.8 million in share-based compensation.

Tax Benefits From Stock Options. Although the value of stock options exercised by employees grew in the years ended March 31, 2009, March 31, 2008 and 2007, our application of SFAS 123R required excess tax benefits of $3.4 million, $1.3 million and $2.5 million, respectively, to be reclassed to financing activities, resulting in a net decrease in the years ended March 31, 2009, 2008 and 2007.

Deferred Revenue. Cash from operations benefited significantly from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue. This benefit is offset by the increase in unpaid deferred revenue. Deferred revenue grew by approximately $3.1 million for the year ended March 31, 2009 versus growth of $5.4 million and $3.5 million for the years ended March 31, 2008 and 2007, resulting in increases to cash provided by operating activities for the respective periods.

Accounts Receivable. Accounts receivable grew by approximately $11.4 million, $13.8 million and $20.8 million for the years ended March 31, 2009, 2008 and 2007, respectively. The increase in accounts receivable in the periods is due to the following factors:

•	NextGen Division revenue grew 34.7%, 21.3% and 35.5% for the years ended March 31, 2009, 2008 and 2007, respectively;

•

The NextGen Division constituted a larger percentage of our receivables at March 31, 2009 compared to March 31, 2008. Turnover of accounts receivable in the NextGen Division, not including HSI and PMP, slowed partly due to payment terms offered by the Division;

•

Turnover of accounts receivable is also slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is derived from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales;

•	The HSI and PMP acquisitions added approximately $4.5 million of accounts receivable as of March 31, 2009; and

•

We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $1.2 million, $4.9 million and $6.4 million for the years ended March 31, 2009, 2008 and 2007, respectively.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) fluctuated during the year and decreased to 125 days from 136 days during the year ended March 31, 2009 compared to the prior year, primarily due to an increase in RCM revenue, which has a faster turnover of accounts receivable compared to system sales, and the above mentioned factors.

If amounts included in both accounts receivable and deferred revenue were netted, our turnover of accounts receivable expressed as DSO would be 83 days as of March 31, 2009 and 85 days as of March 31, 2008. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the year ended March 31, 2009, we anticipate being able to continue to generate cash from operations during fiscal 2010 primarily from our net income.

Cash flows from investing activities

Net cash used in investing activities for the years ended March 31, 2009, 2008 and 2007 was $19.4 million, $30.2 million and $8.3 million, respectively. The decrease in cash used in investing activities for the year ended March 31, 2009 is mainly due to the fact that we did not make any additional investments in marketable securities in fiscal year 2009, but rather sold marketable securities for proceeds of approximately $14.8 million. Whereas for the year ended March 31, 2008, we had, net of proceeds received, investments in marketable securities of $22.8 million. Other net cash outflows during the year ended March 31, 2009 include our acquisitions of HSI and PMP of approximately $8.2 million and $17.0 million, respectively, as well as additions to equipment and improvements and capitalized software costs.

Cash flows from financing activities

Net cash used in financing activities for the year ended March 31, 2009 was $18.1 million and consisted of a dividend paid to shareholders of approximately $30.8 million offset by $12.5 million of proceeds from the exercise of stock options. We recorded a reduction in income tax liability of $3.4 million related to excess tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

Cash and cash equivalents and marketable securities

At March 31, 2009, we had cash and cash equivalents of $70.2 million and marketable securities of $7.4 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

In January 2007, our Board adopted a policy whereby we intend to pay a regular quarterly dividend of $0.25 per share on our outstanding common stock commencing with conclusion of our first fiscal quarter of 2008 (June 30, 2007) and continuing each fiscal quarter thereafter, subject to further Board review and approval and establishment of record and distribution dates by our Board prior to the declaration of each such quarterly dividend. In August 2008, our Board increased the quarterly dividend to $0.30 per share. We anticipate that future quarterly dividends, if and when declared by our Board pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.

On May 27, 2009, our Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of June 12, 2009 with an expected distribution date on or about July 6, 2009.

On January 28, 2009, our Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of March 11, 2009 with a distribution date on or about April 3, 2009.

On October 30, 2008, our Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of December 15, 2008 with a distribution date on or about January 5, 2009.

On October 28, 2008, we acquired PMP. The purchase price consisted of approximately $19.7 million, plus up to $3.0 million in incentives tied to future performance. The $19.7 million consisted of approximately $17.0 million in cash and $2.75 million in shares of our common stock.

On August 4, 2008, our Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of September 15, 2008 with a distribution date on or about October 1, 2008.

On May 29, 2008, our Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of June 15, 2008 with a distribution date on or about July 2, 2008.

On May 20, 2008, we acquired HSI. The purchase price consisted of approximately $15.6 million, plus up to approximately $1.7 million in incentives tied to future performance. The $15.6 million consisted of cash and shares of common stock.

On January 30, 2008, our Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of March 14, 2008 and was distributed to shareholders on or about April 7, 2008.

On October 25, 2007, our Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of December 14, 2007 and was distributed to shareholders on or about January 7, 2008.

On July 31, 2007, our Board approved a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of September 14, 2007 and was distributed to shareholders on or about October 5, 2007.

On May 31, 2007, our Board declared a quarterly cash dividend of $0.25 per share on our outstanding shares of common stock, payable to shareholders of record as of June 15, 2007 and was distributed to shareholders on July 5, 2007.

In February 2007, we paid a $1.00 per share cash dividend on shares of our common stock. The record date for the dividend was February 13, 2007.

Management believes that its cash and cash equivalents on hand at March 31, 2009, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends paid in the ordinary course of business for the balance of fiscal 2010.

Contractual Obligations. The following table summarizes our significant contractual obligations at March 31, 2009, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Non-cancelable lease obligations

Year Ending March 31,
2010	$4,475
2011	4,311
2012	2,439
2013	985
2014	135

$12,345

Recent Accounting Pronouncements

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

FSP FAS 115-2 and FAS 124-2. “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

We are currently evaluating the impact, if any, that the adoption of these FSPs will have on our consolidated financial statements.

On April 1, 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations” or EITF 08-6. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method and therefore EITF 08-6 will not have a significant impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” or EITF 08-7. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently in the process of evaluating the impact the new EITF will have on our consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active,” or FSP 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance. We have considered the FSP in our determination of estimated fair values of our ARS for fiscal year 2009.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (“EPS”) pursuant to the two-class method. This FSP becomes effective on April 1, 2009. Early adoption of the FSP is not permitted; however, it will apply retrospectively to EPS data for all periods presented in the financial statements or in financial data. We do not currently anticipate that this FSP will have a material impact on our EPS data in fiscal year 2010 or on EPS for any prior periods presented in the financial data upon adoption.

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS 162 is effective 60 days following the Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB finalized Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, “Goodwill and Other Intangible Assets.” The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the impact of the pending adoption of FSP 142-3 on the consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007) “Business Combinations.” SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This pronouncement will be applied by us when it becomes effective and when or if the we effectuate a business combination post adoption, otherwise there is no impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We maintain investments in tax exempt municipal ARS which are classified as current and non-current marketable securities on the Company’s Consolidated Balance Sheets. A small portion of our portfolio is invested in closed-end funds which invest in tax exempt municipal ARS. At March 31, 2009, we had approximately $7.4 million of ARS on our Consolidated Balance Sheets. The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days.

Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities, or the securities mature. In February 2008, we began to experience failed auctions on our ARS and auction rate preferred securities. To determine their estimated fair values at March 31, 2009, factors including credit quality, the likelihood of redemption, and yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers were considered. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements identified in the Index to Financial Statements appearing under “Item 15. Exhibits and Financial Statement Schedules” of this Report are incorporated herein by reference to Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2009, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of March 31, 2009 as stated in their report that is included herein.

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

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Shareholders’ Meeting to be filed with the Commission.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Shareholders’ Meeting to be filed with the Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Shareholders’ Meeting to be filed with the Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Shareholders’ Meeting to be filed with the Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Shareholders’ Meeting to be filed with the Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements:
				Page

		•	Report of Independent Registered Public Accounting Firm	60

		•	Report of Independent Registered Public Accounting Firm	61

		•	Consolidated Balance Sheets as of March 31, 2009 and March 31, 2008	62

		•	Consolidated Statements of Income — Years Ended March 31, 2009, March 31, 2008 and March 31, 2007	63

		•	Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2009, March 31, 2008 and March 31, 2007	64

		•	Consolidated Statements of Cash Flows — Years Ended March 31, 2009, March 31, 2008 and March 31, 2007	65

		•	Notes to Consolidated Financial Statements	67

	(2)	The following supplementary financial statement schedule of Quality Systems, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

		•	Schedule II — Valuation and Qualifying Accounts	92

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

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

3.5

Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008, are hereby incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed October 31, 2008.

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

10.4	*	2005 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.01 to the registrant’s Current Report on Form 8-K filed October 5, 2005.

10.5	*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 5, 2007.

10.6	*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 5, 2007.

10.7	*	1993 Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1994.

10.8	*	1998 Employee Stock Contribution Plan is hereby incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-63131).

Exhibit Number		Description

10.9	*

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

10.21	*	Board Service Agreement between the Company and Lou Silverman is incorporated by reference to Exhibit 10.2.1 to the registrant’s Current Report on Form 8-K, dated May 31, 2005.

10.22	*	Board Service Agreement between the Company and Patrick Cline is incorporated by reference to Exhibit 10.2.1 to the registrant’s Current Report on Form 8-K dated May 31, 2005.

Exhibit Number		Description

10.23	*	Director Compensation Program approved May 25, 2006 is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 30, 2006.

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

10.27

Agreement and Plan of Merger dated May 16, 2008 by and among Quality Systems, Inc., Bud Merger Sub, LLC and Lackland Acquisition II, LLC, is incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.

10.28

Office lease between the Company and Lakeshore Towers Limited Partnership Phase II, a California limited partnership, dated October 18, 2007, is incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.

10.29

Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated November 28, 2001, is incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.

10.30

First Amendment to Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated August 17, 2005, is incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.

10.31

Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and InfoNow Solutions of St. Louis, LLC, dated November 28, 2001, is incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.

10.32

Second Amendment to Service Center Lease Agreement between the TM Properties, LLC, successor to the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated August 17, 2005, is incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.

10.33

Assignment of Lease between InfoNow Solutions of St. Louis, Lackland Acquisition II, LLC and TM Properties, LLC dated August 17, 2005, is incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.

10.34

Agreement and Plan of Merger dated October 15, 2008 by and among (i) Quality Systems, Inc. (ii) NextGen Healthcare Information Systems, Inc. (iii) Ruth Merger Sub, Inc. (iv) Practice Management Partners, Inc. and (v) certain shareholders set forth therein, is incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

Exhibit Number		Description

10.35

First Amendment to Lease Agreement between Hill Management Services, Inc. and Practice Management Partners, Inc., dated January 15, 2008, is incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.36

First Amendment to Sublease Agreement between RehabCare Group, Inc. and Practice Management Partners Inc., dated January 15 2008, is incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.37

Third Amendment to Lease Agreement between Pinecrest LLC and Practice Management Partners, Inc., dated April 30, 2007, is incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.38	*

Employment Agreement dated August 11, 2008 between Quality Systems, Inc., and Steven Plochocki, is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 12, 2008.

21		List of subsidiaries **

23		Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP **

31.1		Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2		Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	This exhibit is a management contract or a compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Steven Plochocki

Steven T. Plochocki
President and Chief Executive Officer

Date: May 29, 2009

          KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Steven T. Plochocki and Paul A. Holt, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

          Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon Razin		May 27, 2009

Sheldon Razin	Chairman of the Board and Director

/s/ Steven Plochocki	President and Chief Executive Officer (Principal Executive Officer) and Director	May 27, 2009

Steven T. Plochocki

/s/ Paul Holt	Chief Financial Officer (Principal Financial Officer) and Secretary	May 27, 2009

Paul A. Holt

/s/ Patrick Cline	President, NextGen Healthcare Information Systems Division, and Director	May 27, 2009

Patrick B. Cline

/s/ Murray Brennan		May 27, 2009

Murray Brennan	Director

/s/ George Bristol		May 27, 2009

George Bristol	Director

/s/

Ahmed Hussein	Director

/s/ Philip Kaplan		May 27, 2009

Philip Kaplan	Director

Signature	Title	Date

/s/ Vincent Love

Vincent J. Love	Director	May 27, 2009

/s/ Russell Pflueger

Russell Pflueger	Director	May 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quality Systems, Inc.

We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended March 31, 2009. Our audits of the basic financial statements included the financial statement Schedule II listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quality Systems, Inc. as of March 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quality Systems, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2009, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California
May 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quality Systems, Inc.

We have audited Quality Systems, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Quality Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Quality Systems, Inc. Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Quality Systems, Inc.’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Quality Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quality Systems, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended March 31, 2009, and our report dated May 27, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California
May 27, 2009

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2009	March 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$70,180	$59,046
Restricted cash	1,303	—
Marketable securities	—	2,500
Accounts receivable, net	90,070	76,585
Inventories, net	1,125	1,024
Income tax receivable	5,605	—
Net current deferred tax assets	3,994	6,397
Other current assets	6,312	4,596

Total current assets	178,589	150,148

Marketable securities	7,395	20,124
Equipment and improvements, net	6,756	4,773
Capitalized software costs, net	9,552	8,852
Intangibles, net	8,403	—
Goodwill	28,731	1,840
Other assets	2,675	2,171

Total assets	$242,101	$187,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,097	$4,685
Deferred revenue	47,584	44,389
Accrued compensation and related benefits	9,511	8,346
Income taxes payable	—	1,541
Dividends payable	8,529	6,861
Other current liabilities	8,888	4,394

Total current liabilities	79,609	70,216

Deferred revenue, net of current	521	506
Net deferred tax liabilities	4,566	1,575
Deferred compensation	1,838	1,906

Total liabilities	86,534	74,203

Commitments and contingencies

Shareholders’ equity:
Common stock
$0.01 par value; authorized 50,000 shares; issued and outstanding 28,447 and 27,448 shares at March 31, 2009 and March 31, 2008, respectively	284	274
Additional paid-in capital	103,524	75,556
Retained earnings	51,759	38,071
Accumulated other comprehensive loss, net of tax	—	(196)

Total shareholders’ equity	155,567	113,705

Total liabilities and shareholders’ equity	$242,101	$187,908

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Fiscal Year Ended

	March 31, 2009	March 31, 2008	March 31, 2007

Revenues:
Software, hardware and supplies	$85,386	$76,363	$68,871
Implementation and training services	13,375	13,406	12,177

System sales	98,761	89,769	81,048

Maintenance	72,862	56,455	41,948
Electronic data interchange services	29,522	22,450	17,049
Revenue cycle management and related services	21,431	871	534
Other services	22,939	16,955	16,586

Maintenance, EDI, RCM and other services	146,754	96,731	76,117

Total revenue	245,515	186,500	157,165

Cost of revenue:
Software, hardware and supplies	13,184	10,887	8,453
Implementation and training services	10,286	10,341	8,535

Total cost of system sales	23,470	21,228	16,988

Maintenance	11,859	12,446	11,834
Electronic data interchange services	21,374	15,776	12,181
Revenue cycle management and related services	14,674	558	341
Other services	17,513	12,493	9,440

Total cost of maintenance, EDI, RCM and other services	65,420	41,273	33,796

Total cost of revenue	88,890	62,501	50,784

Gross profit	156,625	123,999	106,381

Operating expenses:
Selling, general and administrative	70,445	53,260	45,337
Research and development costs	13,777	11,350	10,166

Total operating expenses	84,222	64,610	55,503

Income from operations	72,403	59,389	50,878
Interest income	1,203	2,661	3,306
Other (expense) income	(279)	953	—

Income before provision for income taxes	73,327	63,003	54,184
Provision for income taxes	27,208	22,925	20,952

Net income	$46,119	$40,078	$33,232

Net income per share:
Basic	$1.65	$1.47	$1.24
Diluted	$1.62	$1.44	$1.21

Weighted average shares outstanding:
Basic	28,031	27,298	26,882
Diluted	28,396	27,770	27,550
Dividends declared per common share	$1.15	$1.00	$1.00

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

			APIC	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock

	Shares	Amount

Balance, March 31, 2006	26,711	$267	$53,675	$19,151	$(684)	$—	$72,409
Reclass of deferred compensation upon adoption of SFAS 123R	—	—	(684)	—	684	—	—
Exercise of stock options	412	4	6,058	—	—	—	6,062
Tax benefit resulting from exercise of stock options	—	—	2,694	—	—	—	2,694
Stock based compensation	—	—	3,923	—	—	—	3,923
Dividends declared	—	—	—	(27,074)	—	—	(27,074)
Net income	—	—	—	33,232	—	—	33,232

Balance, March 31, 2007	27,123	271	65,666	25,309	—	—	91,246
Exercise of stock options	325	3	4,757	—	—	—	4,760
Tax benefit resulting from exercise of stock options	—	—	1,376	—	—	—	1,376
Stock based compensation	—	—	3,757	—	—	—	3,757
Dividends declared	—	—	—	(27,316)	—	—	(27,316)
Net income	—	—	—	40,078	—	—	40,078
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(196)	(196)

Balance, March 31, 2008	27,448	274	75,556	38,071	—	(196)	113,705

Exercise of stock options	697	7	12,512	—	—	—	12,519
Tax benefit resulting from exercise of stock options	—	—	3,382	—	—	—	3,382
Stock based compensation	—	—	1,977	—	—	—	1,977
Common stock issued for acquisitions	302	3	10,097	—	—	—	10,100
Dividends declared	—	—	—	(32,431)	—	—	(32,431)
Net income	—	—	—	46,119	—	—	46,119
Reclassification of unrealized loss on marketable securities, net of tax	—	—	—	—	—	196	196

Balance, March 31, 2009	28,447	$284	$103,524	$51,759	$—	$—	$155,567

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Fiscal Year Ended

	March 31, 2009	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net income	$46,119	$40,078	$33,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,911	2,369	1,950
Amortization of capitalized software costs	5,163	4,149	3,231
Amortization of other intangibles	1,034	—	—
Gain on life insurance proceeds, net	—	(755)	—
Provision for bad debts	2,089	1,171	1,480
(Recovery)/provision for inventory obsolescense	(13)	52	35
Share-based compensation	1,977	3,757	3,923
Deferred income taxes	4,462	(199)	(1,642)
Tax benefit from exercise of stock options	3,382	1,376	2,694
Excess tax benefit from share-based compensation	(3,381)	(1,311)	(2,527)
Loss on disposal of equipment and improvements	96	—	—
Changes in assets and liabilities:
Accounts receivable	(11,369)	(13,811)	(20,760)
Inventories	(88)	99	(649)
Income tax receivable	(5,433)	—	1,195
Other current assets	(1,202)	(89)	(1,595)
Other assets	(448)	381	(594)
Accounts payable	(299)	(561)	2,312
Deferred revenue	3,130	5,447	3,532
Accrued compensation and related benefits	136	1,825	1,031
Income taxes payable	(1,541)	1,226	315
Other current liabilities	2,055	(1,232)	1,814
Deferred compensation	(68)	(373)	593

Net cash provided by operating activities	48,712	43,599	29,570

Cash flows from investing activities:
Additions to capitalized software costs	(5,863)	(6,019)	(5,042)
Additions to equipment and improvements	(3,218)	(2,113)	(3,240)
Proceeds from sale of marketable securities	14,825	91,825	—
Purchases of marketable securities	—	(114,645)	—
Proceeds from life insurance policy, net	—	755	—
Purchase of HSI, including direct transaction costs	(8,241)	—	—
Purchase of PMP, including direct transaction costs	(16,950)	—	—

Net cash used in investing activities	(19,447)	(30,197)	(8,282)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	3,381	1,311	2,527
Proceeds from the exercise of stock options	12,519	4,760	6,062
Dividends paid	(30,763)	(20,455)	(27,074)
Loan repayment	(3,268)	—	—

Net cash used in financing activities	(18,131)	(14,384)	(18,485)

Net increase (decrease) in cash and cash equivalents	11,134	(982)	2,803

Cash and cash equivalents at beginning of year	59,046	60,028	57,225

Cash and cash equivalents at end of year	$70,180	$59,046	$60,028

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Fiscal Year Ended

	March 31, 2009	March 31, 2008	March 31, 2007

Supplemental disclosures of cash flow information:

Cash paid during the year for income taxes, net of refunds	$26,455	$20,546	$18,360

Non-cash investing and financing activities:
Unrealized loss on marketable securities	$—	$(326)	$—
Tax effect of unrealized loss on marketable securities	—	130	—

Reclassification of unrealized loss on marketable securities, net of tax	196	—	—

Unrealized loss on marketable securities, net of tax	$196	$(196)	$—

Effective May 20, 2008, the Company acquired HSI in a transaction summarized as follows:
Fair value of net assets assumed	$20,609	$—	$—
Cash paid for HSI stock	(8,241)	—	—
Common stock issued for HSI stock	(7,350)	—	—

Liabilities assumed	$5,018	$—	$—

Effective October 28, 2008, the Company acquired PMP in a transaction summarized as follows:
Fair value of net assets assumed	$23,875	$—	$—
Cash paid for PMP stock	(16,950)	—	—
Common stock issued for PMP stock	(2,750)	—	—

Liabilities assumed	$4,175	$—	$—

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008
(DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Description of Business

Quality Systems Inc., comprised of the QSI Division (“QSI Division”) and wholly-owned subsidiaries, NextGen Healthcare Information Systems, Inc. (“NextGen Division”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”) and Practice Management Partners, Inc. (“PMP”) (collectively, the Company) develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers, and medical and dental schools. The Company also provides revenue cycle management (“RCM”) services through its Practice Solutions division of NextGen. Operationally, HSI and PMP are administered as part of the NextGen Division.

The Company, a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980’s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid-1990’s, we made two acquisitions that accelerated our penetration of the medical market. These two acquisitions formed the basis for what is today the NextGen Division. Today, we serve the medical and dental markets through our two divisions.

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

The QSI Division, co-located with our corporate headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize the Division’s UNIX based medical practice management software product.

The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia, St. Louis, Missouri and Hunt Valley, Maryland, focuses principally on developing and marketing products and services for medical practices.

2.	Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On May 20, 2008, the Company acquired HSI, a full-service healthcare RCM company. On October 28, 2008, the Company acquired PMP, a full-service healthcare RCM company. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition. The Company recognizes system sales revenue pursuant to Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition” (SOP 98-9). The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers, or VARs. The Company also generates revenue from sales of hardware and third party software, implementation, training, EDI, post-contract support (maintenance), and other services, including RCM, performed for customers who license its products.

A typical system contract contains multiple elements of the above items. SOP 98-9 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. The Company has established VSOE for the related undelivered elements based on the bell-shaped curve method. Maintenance VSOE for the Company’s largest customers is based on stated renewal rates only if the rate is determined to be substantive and falls within the Company’s customary pricing practices.

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

The Company bills for the entire system sales contract amount upon contract execution except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed and determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company’s arrangements must include the following characteristics:

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

Revenue related to sales arrangements which include the right to use software stored on the Company’s hardware is accounted for under the Emerging Issues Task Force Issue (EITF) No. 00-3 “Application of AICPA Statement of Position 97-2 to arrangements that include the right to use software stored on another entity’s hardware.” EITF No. 00-3 requires that for software licenses and related implementation services to continue to fall under SOP No. 97-2, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third party. If an arrangement is not deemed to be accounted for under SOP 97-2, the entire arrangement is accounted for as a service contract in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” In that instance, the entire arrangement would be recognized as the hosting services are being performed.

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

RCM service revenue is derived from services fees, which include amounts charged for ongoing billing and other related services, and are generally billed to the customer as a percentage of total collections. The Company does not recognize revenue for services fees until these collections are made, as the services fees are not fixed and determinable until such time.

Revenue is divided into two categories, “system sales” and “maintenance, EDI, RCM and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM services, follow on training and implementation services, annual third party license fees, hosting services and other revenue.

Cash and Cash Equivalents. Cash and cash equivalents generally consist of cash, money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days. The Company had cash deposits at U.S. banks and financial institutions at March 31, 2009 of which $76,364 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk. The average maturity of the investments owned by the money market fund is approximately two months.

Restricted Cash. Restricted cash consists of cash which is being held by HSI acting as agent for the disbursement of certain state social services programs. The Company records an offsetting “Care Services liability” (see also Note 9) when it initially receives such cash from the government social service programs and relieves both restricted cash and the Care Services liability when amounts are disbursed. HSI earns an administrative fee which is based on a percentage of funds disbursed on behalf of certain government social service programs.

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

The Company’s investments at March 31, 2009 and 2008 are in tax exempt municipal Auction Rate Securities (ARS) which are classified as either current or non-current marketable securities on the Company’s Consolidated Balance Sheets, depending on the liquidity and timing of expected realization of such securities. The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days. Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. Under their respective terms, the securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities or the securities mature.

In February 2008, the Company began to experience failed auctions on its ARS. To determine their estimated fair values at March 31, 2009 and 2008, factors including credit quality, assumptions about the likelihood of redemption, observable market data such as yields or spreads of fixed rate municipal bonds and other trading instruments issued by the same or comparable issuers were considered.

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

By accepting the Rights Agreement, the Company can no longer assert that it has the intent to hold the auction rate securities until anticipated recovery and has elected to reclassify its investments in ARS as trading securities, as defined by SFAS No. 115 “Accounting in Certain Investments in Debt and Equity Securities”, on the date of Company’s acceptance of the Rights Agreement. As trading securities, the ARS are carried at fair value with changes recorded through earnings. At March 31, 2009, the Company held ARS with a par value of $8,125. In the fourth quarter of fiscal year 2009, the Company recognized a pre-tax unrealized loss of approximately $730 through its earnings. The charge was measured as the approximate midpoint between various losses in values.

As the Company will be permitted to put the ARS back to UBS at par value, the Company accounted for the ARS put option rights as a separate asset that was measured at its fair value with changes recorded through earnings. The Company has valued the ARS put option right as the approximate midpoint between various fair values, measured as the difference between the par value of the ARS and the fair value of the securities, discounted by the credit risk of the broker and other factors such as the Company’s historical experience to sell ARS at par. The estimated fair value of the ARS put option rights as of March 31, 2009 was determined to be $468. The Company is required to assess the fair value of these two individual assets and to record corresponding changes in fair value in each reporting period through the Consolidated Statements of Income until the ARS put option rights are exercised and the ARS are redeemed or sold. The Company expects that the fair value movements in the ARS will be largely offset by the future changes in the fair value of the ARS put option rights. Since the ARS put option rights represent the right to sell the securities back to UBS at par, the Company will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the ARS put option rights. The Company will continue to classify the ARS as long-term investments until June 30, 2009, one year prior to the expected settlement.

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

Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the period. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets in deferred revenue (see also Note 9).

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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Such capitalized costs are amortized on a straight-line basis over the estimated economic life of the related product of three years. The Company provides support services on the current and prior two versions of its software. Management performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Goodwill and Intangible Assets. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill is related to the NextGen Division and the HSI and PMP acquisitions, which closed on May 20, 2008 and October 28, 2008, respectively (see Notes 5, 6 and 7). Under SFAS 142, management is required to perform an annual assessment of the implied fair value of goodwill and intangible assets with indefinite lives for impairment. Relating to NextGen Division’s goodwill, the Company compared the fair value of the NextGen Division with the carrying amount of its assets and determined that none of the goodwill recorded was impaired as of June 30, 2008 (the date of the Company’s last annual impairment test). The fair value of the NextGen Division was determined using an estimate of future cash flows for the NextGen Division over 10 years and risk adjusted discount rates of between 15 and 25 percent to compute a net present value of future cash flows. The Company will perform its initial impairment test on HSI and PMP as of June 30, 2009.

Long-Lived Assets. The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment at March 31, 2009.

Income Taxes. Income taxes are provided based on current taxable income and the future tax consequences of temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold of more-likely-than-not and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. Management makes a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. These assumptions and estimates consider the taxing jurisdiction in which the Company operates as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions and future projected profitability of the Company’s businesses based on management’s interpretation of existing facts and circumstances. The Company adopted FIN 48 effective April 1, 2007. See Note 12.

Advertising Costs. Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which includes trade shows and conventions, were approximately $3,459, $2,580 and $2,159 for the years ended March 31, 2009, 2008 and 2007, respectively, and were included in selling, general and administrative expenses in the Consolidated Statements of Income.

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

Other Comprehensive Income. Comprehensive income includes all changes in Shareholders’ Equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income (loss), net of income tax, consist of unrealized losses on marketable securities of $(196) as of March 31, 2008. There were no other comprehensive income items for the years ended March 31, 2009 or 2007.

1
	Year Ended March 31,

	2009	2008	2007

Net income	$46,119	$40,078	$33,232
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	—	(196)	—

Comprehensive income	$46,119	$39,882	$33,232

Earnings per Share. Pursuant to SFAS No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “basic” and “diluted” earnings per share (EPS).

Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents.

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods presented.

	Year ended March 31,

	2009	2008	2007

Net income	$46,119	$40,078	$33,232
Basic net income per common share:
Weighted average of common shares outstanding	28,031	27,298	26,882

Basic net income per common share	$1.65	$1.47	$1.24

Net income	$46,119	$40,078	$33,232
Diluted net income per common share:
Weighted average of common shares outstanding	28,031	27,298	26,882
Effect of potentially dilutive securities (options).	365	472	668

Weighted average of common shares outstanding - diluted	28,396	27,770	27,550

Diluted net income per common share	$1.62	$1.44	$1.21

The computation of diluted net income per share does not include 440,338, 279,752 and 92,500 options for the years ended March 31, 2009, 2008 and 2007, respectively, because their inclusion would have an anti-dilutive effect on earnings per share.

Share-Based Compensation. On April 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25).

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Statements of Income for the years ended March 31, 2009, 2008 and 2007 reflect the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the years ended March 31, 2009, 2008 and 2007 was $1,977, $3,757 and $3,923, respectively, which consisted of stock-based compensation expense related to employee and director stock options and included $430 expensed under APB 25 for “in the money” options issued prior to the adoption of SFAS 123R. Excess tax benefits from share-based compensation are presented as cash outflows from operating activities and cash inflows from financing activities. The Company has elected to adopt the alternative transition method provided in FASB Staff Position No. SFAS 123R-3 (FSP 123(R)-3) for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital (APIC pool) related to the tax effects of employee and director stock-based compensation, and to determine the subsequent impact on the APIC pool and the consolidated statement of cash flows of the tax effects of employee and director share-based awards that were outstanding upon adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using historical exercise experience. Volatility is estimated by using the weighted average historical volatility of the Company’s common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s Consolidated Statements of Income.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income for years ended March 31, 2009, 2008 and 2007, respectively.

	Year ended March 31,

	2009	2008	2007

Costs and expenses:
Cost of revenue	$195	$496	$524
Research and development	242	800	870
Selling, general and administrative	1,540	2,461	2,529

Total share-based compensation	$1,977	$3,757	$3,923
Amounts capitalized in software development costs	(21)	(39)	(38)

Amounts charged against earnings, before income tax benefit	$1,956	$3,718	$3,885

Amount of related income tax benefit recognized	$549	$969	$910

Sales Taxes. In accordance with the guidance of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3), the Company accounts for sales taxes imposed on its goods and services on a net basis in the Consolidated Statements of Income.

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, vendor specific objective evidence, valuation of marketable securities and ARS put option rights, and income taxes and related credits and deductions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements. On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

FSP FAS 115-2 and FAS 124-2. “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its consolidated financial statements.

On April 1, 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not currently have any investments that are accounted for under the equity method and therefore EITF 08-6 will not have a significant impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently in the process of evaluating the impact the new EITF will have on its consolidated financial statements.

In October 2008, the FASB issued Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP FAS 157-3), to clarify the application of the provisions of SFAS No. 157, “Fair Value Measurements,” in an inactive market and how an entity would determine fair value in an inactive market. FSP FAS 157-3 was effective upon issuance. The Company has considered the FSP in its determination of estimated fair values of its ARS for the fiscal year 2009. The Company does not currently have any assets that are inactive and therefore FAS 157-3 will not have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (“EPS”) pursuant to the two-class method. This FSP becomes effective on April 1, 2009. Early adoption of the FSP is not permitted; however, it will apply retrospectively to EPS data for all periods presented in the financial statements or in financial data. We do not currently anticipate that this FSP will have a material impact on the Company’s EPS data in fiscal year 2010 or on EPS for any prior periods presented in the financial data upon adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS 162 to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB finalized FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the impact of the pending adoption of FSP FAS 142-3 on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This pronouncement will be applied by the Company when it becomes effective and when or if the Company effectuates a business combination, otherwise there is no impact on the Company’s consolidated financial statements.

3. Cash and Cash Equivalents

At March 31, 2009 and 2008, the Company had cash and cash equivalents of $70,180 and $59,046, respectively. Cash and cash equivalents consist of cash, money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk. The average maturity of the investments owned by the money market fund is approximately two months.

4. Fair Value Measurements

Effective April 1, 2008, the Company implemented the requirements of SFAS No. 157, “Fair Value Measurements” (SFAS 157) for its financial assets and liabilities. SFAS 157 refines the definition of fair value, expands disclosure requirements about fair value measurements and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Further, SFAS 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

Level 1	Quoted market prices in active markets for identical assets or liabilities;

Level 2	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets; and

Level 3	Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

On February 12, 2008, the FASB amended the implementation of SFAS 157 related to non-financial assets and liabilities until fiscal periods beginning after November 15, 2008. As a result,

the Company has not applied the above fair value procedures to its goodwill and long-lived asset impairment analyses during the current year. The Company believes that the adoption of SFAS 157 for non-financial assets and liabilities will not have a material impact on its consolidated financial position or results of operations.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2009 and March 31, 2008:

	Balance as of March 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash and cash equivalents	$70,180	$70,180	$—	$—
Restricted cash	1,303	1,303	—	—
Marketable securities (1)	7,395	—	—	7,395
ARS put option rights	468	—	—	468

	$79,346	$71,483	$—	$7,863

	Balance as of March 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash and cash equivalents	$59,046	$59,046	$—	$—
Restricted cash	—	—	—	—
Marketable securities (1)	22,624	—	—	22,624

	$81,670	$59,046	$—	$22,624

(1) Marketable securities consist of ARS.

The fair value of the Company’s ARS, including the Company’s ARS put option rights has been estimated by management based on its assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 - unobservable inputs in accordance with SFAS 157, and represents $7,863 and $22,624 or 9.9% and 27.7%, of total financial assets measured at fair value in accordance with SFAS 157 at March 31, 2009 and 2008, respectively. Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, such as a liquidity discount, credit rating of the issuers, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. The estimate of the fair value of the ARS could change based on market conditions. For additional information on cash and cash equivalents, restricted cash or marketable securities, see Note 2.

The following table presents activity in the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined by SFAS 157 as of and for the year ended March 31, 2009:

Balance at March 31, 2008	$22,624
Transfer in/(out) of Level 3	—
Proceeds from sales (at par)	(14,825)
Unrealized loss, net of tax	(404)
Recognition of ARS put option rights	468

Balance at March 31, 2009	$7,863

Upon execution of the Rights Agreement (see Note 2), the Company elected to fair value the ARS put option rights under SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. The Company fair valued the ARS put option rights at the inception of the Rights Agreement and is required to do so each reporting period, with corresponding changes in fair value being reported through earnings. The Company’s valuation resulted in an estimated fair value of $468 for the ARS put option rights as of March 31, 2009, which was recognized in other (expense) income within the Consolidated Statement of Income for the year ended March 31, 2009 and is included in other assets on the Balance Sheet as of March 31, 2009.

Interest income related to cash and cash equivalents and marketable securities for each of the three years ended March 31, 2009 is as follows:

	Year ended March 31,

	2009	2008	2007

Interest income	$1,203	$2,661	$3,306

5. Business Combinations

Acquisition of Healthcare Strategic Initiatives

On May 20, 2008, the Company acquired HSI, a full-service healthcare RCM company, resulting in HSI becoming a wholly-owned subsidiary of QSI. HSI’s results of operations have been included in the consolidated financial statements since the date of acquisition.

This acquisition is a part of the Company’s growth strategy for NextGen Practice Solutions. HSI operates under the umbrella of NextGen Practice Solutions. Founded in 1996, HSI currently provides RCM services to providers including health systems, hospitals, and physicians in private practice with an in-house team of employees including specialists in medical billing, coding and compliance, payor credentialing, and information technology. The Company intends to cross sell both software and RCM services to the acquired customer base of HSI and NextGen.

The purchase price totaled approximately $15,591 plus up to approximately $1,650 in incentives tied to future performance. The purchase price consisted of cash and restricted QSI common stock, subject to restrictions on resale lapsing over a two year period, and transaction related costs. The value of the 232,081 shares of common stock issued was determined based on a formula which took the average of the closing price of QSI’s common shares during the 45 day trading period ending on May 19, 2008. The total purchase price for HSI is as follows:

Cash	$8,000
Common stock	7,350
Direct transaction costs	241

Total purchase price	$15,591

The acquisition of HSI was accounted for as a purchase business combination as defined in Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). Under the purchase method of accounting, the purchase price was allocated to HSI’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of May 20, 2008. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The Company is amortizing the customer relationships intangible asset over six years and the trade name over four years. The $10,839 assigned to goodwill is expected to be deductible for tax purposes. See Notes 6 and 7 for a discussion of goodwill and intangibles acquired. As stated above, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS 141, the Company does not accrue contingent consideration obligations prior to attainment of these objectives. At March 31, 2009, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following two years, is $1,650. Any such payments would result in increases in goodwill.

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

The pro forma effects of this acquisition would not have been material to the Company’s results of operations for the year ended March 31, 2009 and therefore is not presented.

Acquisition of Practice Management Partners, Inc.

On October 28, 2008, the Company, through its NextGen subsidiary, acquired PMP, a full-service healthcare RCM company, resulting in PMP becoming a wholly-owned subsidiary of NextGen and, ultimately QSI. PMP’s results of operations have been included in the consolidated financial statements since the date of acquisition.

This acquisition is also part of the Company’s growth strategy for NextGen Practice Solutions. Similar to HSI, PMP operates under the umbrella of NextGen Practice Solutions. Founded in 2001, PMP provides physician billing and technology management services to healthcare providers, primarily in the Mid-Atlantic region. The Company intends to cross sell both software and RCM services to the acquired customer base of PMP and NextGen.

The purchase price totaled approximately $19,700 plus up to approximately $3,000 in incentives tied to future performance. The purchase price consisted of $16,950 in cash, including direct transaction costs and $2,750 in restricted QSI common stock, subject to restrictions on resale lapsing over a two year period, and transaction related costs. The value of the 67,733 shares of common stock issued was determined based on a formula which took the average of the closing price of QSI’s common shares during the 45 day trading period ending on October 27, 2008. The total purchase price for PMP is as follows:

Cash	$16,622
Common stock	2,750
Direct transaction costs	328

Total purchase price	$19,700

The acquisition of PMP was accounted for as a purchase business combination as defined in SFAS 141. Under the purchase method of accounting, the purchase price was allocated to PMP’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of October 28, 2008. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The Company is amortizing the customer relationships intangible asset over nine years and the trade name over four years. The $16,052 assigned to goodwill is not expected to be deductible for tax purposes. See Notes 6 and 7 for a discussion of goodwill and intangibles acquired. As stated above, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS 141, the Company does not accrue contingent consideration obligations prior to attainment of these objectives. At March 31, 2009, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following two years, is $3,000. Any such payments would result in increases in goodwill.

The following table summarizes the allocation of the purchase price:

Current assets (including restricted cash of $125 and accounts receivable of $2,029)	$2,518
Equipment and improvements and other long-term assets	1,485

Total tangible assets acquired	4,003
Customer relationships	3,559
Trade name	259
Goodwill	16,052
Current liabilities, including long-term debt due within one year	(1,882)
Long-term liabilies and debt, including deferred tax liability	(2,291)

Net assets acquired	$19,700

The pro forma effects of this acquisition would not have been material to the Company’s results of operations for the year ended March 31, 2009 and therefore is not presented.

6.	Goodwill

In accordance with SFAS 142, the Company does not amortize goodwill as the goodwill has been determined to have indefinite useful life.

Goodwill consists of the following:

March 31, 2009

NextGen Healthcare Information Systems, Inc.	$1,840
Healthcare Strategic Initiatives	10,839
Practice Management Partners	16,052

Total	$28,731

7.	Intangible Assets – Customer Relationships and Trade Name

The Company had the following intangible assets, other than capitalized software development costs, with determinable lives as of March 31, 2009:

	Customer Relationships	Trade Name	Total

Balance as of April 1, 2008	$—	$—	$—
Acquisition	8,800	637	9,437
Amortization	(923)	(111)	(1,034)

Balance as of March 31, 2009	$7,877	$526	$8,403

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of March 31, 2009:

Year ending March 31,
2010	$1,428
2011	1,428
2012	1,428
2013	1,317
2014	1,269
2015 and beyond	1,533

Total	$8,403

8.	Capitalized Software Costs

As of March 31, 2009 and 2008, the Company had the following amounts related to capitalized software costs:

	March 31, 2009	March 31, 2008

Gross carrying amount	$33,508	$27,645
Accumulated amortization	(23,956)	(18,793)

Net capitalized software costs	$9,552	$8,852

Aggregate amortization expense during the year	$5,163	$4,149

Activity related to net capitalized software costs for the years ended March 31, 2009 and 2008 is as follows:
	March 31, 2009	March 31, 2008

Beginning of the year	$8,852	$6,982
Capitalization	5,863	6,019
Amortization	(5,163)	(4,149)

End of the year	$9,552	$8,852

The following table represents the remaining estimated amortization of capitalized software costs as of March 31, 2009:

Year ending March 31,
2010	$5,165
2011	3,213
2012	1,174

Total	$9,552

9.	Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the year. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets as part of the deferred revenue balance.

	March 31, 2009	March 31, 2008

Accounts receivable, excluding undelivered software, maintenance and services	$64,003	$50,417

Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	29,944	28,696

Accounts receivable, gross	93,947	79,113

Allowance for doubtful accounts	(3,877)	(2,528)

Accounts receivable, net	$90,070	$76,585

Inventories are summarized as follows:

	March 31, 2009	March 31, 2008

Computer systems and components, net of reserve for obsolescence of $210 and $223, respectively	$1,105	$992
Miscellaneous parts and supplies	20	32

Inventories, net	$1,125	$1,024

Equipment and improvements are summarized as follows:

	March 31, 2009	March 31, 2008

Computer and electronic test equipment	$15,384	$11,454
Furniture and fixtures	3,520	2,975
Leasehold improvements	1,595	1,259

	20,499	15,688
Accumulated depreciation and amortization	(13,743)	(10,915)

Equipment and improvements, net	$6,756	$4,773

Accrued compensation and related benefits are summarized as follows:

	March 31, 2009	March 31, 2008

Payroll, bonus and commission	$5,768	$5,443
Vacation	3,743	2,903

Accrued compensation and related benefits	$9,511	$8,346

Short and long-term deferred revenue are summarized as follows:

	March 31, 2009	March 31, 2008

Maintenance	$9,083	$10,175
Implementation services	28,655	25,929
Annual license services	8,176	6,532
Undelivered software and other	2,191	2,259

Deferred Revenue	$48,105	$44,895

Other current liabilities are summarized as follows:

	March 31, 2009	March 31, 2008

Care services liabilities	$1,303	$—
Accrued EDI expenses	1,258	—
Accrued royalties	933	216
Deferred rent	782	607
Customer deposits	674	621
Sales tax payable	602	765
Professional fees	409	600
Commission payable	385	346
Other accrued expenses	2,542	1,239

Other current liabilities	$8,888	$4,394

10.	Other Expense

Other expense for the year ended March 31, 2009 consisted of impairment losses related to the fair value of the Company’s ARS investments as well as gains recorded on its ARS Put Option Rights. The Company recognized a pre-tax unrealized impairment charge on its ARS of $730. At the same time, the Company estimated the fair value of the ARS Put Option Rights at $468. See Note 2.

11.	Other Income - Gain from Life Insurance Proceeds

On September 26, 2007, Mr. Gregory Flynn, Executive Vice President and General Manager of the Company’s QSI Division passed away. Mr. Flynn participated in the Company’s deferred compensation plan which is funded through the purchase of life insurance policies with the Company named as beneficiary. As a result of Mr. Flynn’s passing, for the year ended March

31, 2008 the Company recorded additional compensation expense of $198 which was offset by net insurance proceeds of $953. The additional compensation expense was recorded in Selling, General and Administrative Expenses and the insurance proceeds were recorded as Other Income in the Consolidated Statement of Income during fiscal year 2008.

12.	Income Taxes

During the years ended March 31, 2009, 2008 and 2007, the Company claimed federal research and development tax credits of $859, $779 and $787, respectively, and state research and development tax credits of approximately $166, $113 and $99, respectively. Due to the expiration of the Internal Revenue Service statute related to research and development credits on December 31, 2007, the Company’s research and development credits for the year ended March 31, 2008 represent credits for the nine-month period from April 1, 2007 through December 31, 2007. The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code for $2,747, $3,069 and $1,457 during the years ended March 31, 2009, 2008 and 2007, respectively. The research and development credits and the qualified production activities income deduction taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provisions.

The provision (benefit) for income taxes consists of the following components:

	Year ended March 31,

	2009	2008	2007

Current:
Federal taxes	$18,818	$18,120	$18,106
State taxes	4,992	4,348	4,488

Total	23,810	22,468	22,594

Deferred:
Federal taxes	2,802	333	(1,347)
State taxes	596	124	(295)

Total	3,398	457	(1,642)

Total	$27,208	$22,925	$20,952

The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

	Year ended March 31,

	2009	2008	2007

Current:
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	5.2	4.8	5.0
Research and development tax credits	(1.3)	(1.3)	(1.7)
Qualified Production Activities Income Deduction	(1.4)	(1.8)	(0.9)
Other	(0.4)	(0.3)	1.3

Effective income tax rate	37.1%	36.4%	38.7%

The net deferred tax assets (liabilities) in the accompanying Consolidated Balance Sheets consist of the following:

	March 31, 2009	March 31, 2008

Deferred tax assets:
Deferred revenue and allowance for doubtful accounts	$3,271	$4,534
Inventory valuation	100	137
Purchased in-process research and development	912	1,187
Intangibles assets	—	102
Accrued compensation and benefits	1,955	1,701
Deferred compensation	789	806
State income taxes	185	92
Compensatory stock option expense	125	1,139
Unrealized loss on marketable securities	—	130
Other	779	801

Total deferred tax assets	8,116	10,629

Deferred tax liabilities:
Accelerated depreciation	(1,114)	(545)
Capitalized software	(4,126)	(3,746)
Intangibles assets	(1,412)	—
Prepaid expense	(2,036)	(1,516)

Total deferred tax liabilities	(8,688)	(5,807)

Deferred tax assets (liabilities), net	$(572)	$4,822

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

Balance at April 1, 2008	$613
Additions for prior year tax positions	15
Reductions for prior year tax positions	(561)

Balance at March 31, 2009	$67

The total amount of unrecognized tax benefit that, if recognized, would decrease the income tax provision is $67.

The Company’s continuing practice is to recognize estimated interest and/or penalties related to income tax matters in general and administrative expenses. The Company had approximately $12 and $8 of accrued interest at March 31, 2009 and 2008, respectively. No penalties were accrued.

Uncertain tax positions

The Company’s income tax returns filed for tax years 2005 through 2007 and 2004 through 2007 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently not under examination by the Internal Revenue Service (IRS). However, the Company is under routine examination by three states. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

13. Employee Benefit Plans

The Company has a 401(k) plan available to substantially all of its employees. Participating employees may defer up to the Internal Revenue Service limit based on the Internal Revenue Code per year. The annual contribution is determined by a formula set by the Company’s Board of Directors and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $357, $317 and $250 were made by the Company to the 401(k) plan for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The Company has a deferred compensation plan (the Deferral Plan) for the benefit of those officers and employees who qualify for inclusion. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee’s deferrals together with earnings thereon are accrued as part of the long-term liabilities of the Company. Investment decisions are made by each participating employee from a family of mutual funds (“insurance subaccounts”). Deferred compensation liability was $1,838 and $1,906 at March 31, 2009 and 2008, respectively. To offset this liability, the Company has purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The Company intends to hold the life insurance policy until the death of the plan participant. The net cash surrender value of the life insurance policies for deferred compensation was $1,715 and $1,858 at March 31, 2009 and 2008, respectively. The values of the life insurance policies and the related Company obligation are included on the accompanying Consolidated Balance Sheets in long-term other assets and long-term deferred compensation, respectively. The Company made contributions of $29 to the Deferral Plan for each of the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The Company has a voluntary employee stock contribution plan for the benefit of full-time employees. The plan is designed to allow certain employees to acquire shares of the Company’s common stock through automatic payroll deduction. Each eligible employee may authorize the withholding of up to 10% of his/her gross payroll each pay period to be used to purchase shares on the open market by a broker designated by the Company. In addition, the Company will match 5% of each employee’s contribution and will pay all brokerage commissions and fees in connection with each purchase. The amount of the Company match is discretionary and subject to change. The plan is not intended to be an employee benefit plan under the Employee Retirement Income Security Act of 1974, and is therefore not required to comply with that Act. Contributions of approximately $14, $28 and $10 were made by the Company for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

14. Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of March 31, 2009, there were 496,751 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board. At March 31, 2009, 2,076,699 shares were available for future grant under the 2005 Plan. As of March 31, 2009, there were 323,331 outstanding options related to this Plan.

A summary of stock option transactions during the years ended March 31, 2009, 2008 and 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding, March 31, 2006	1,798,372	$16.78
Granted	75,000	$38.36
Exercised	(411,414)	$14.74		$10,393
Forfeited/Canceled	(8)	$3.25

Outstanding, March 31, 2007	1,461,950	$18.46
Granted	225,500	$38.78	4.31
Exercised	(325,266)	$14.64	2.48	$4,955
Forfeited/Canceled	(58,450)	$21.12	3.33

Outstanding, March 31, 2008	1,303,734	$22.81	3.40	$12,220
Granted	298,331	$38.71	4.62
Exercised	(697,083)	$17.96	2.27	$17,182
Forfeited/Canceled	(84,900)	$25.93	2.89

Outstanding, March 31, 2009	820,082	$32.39	3.63

Vested and expected to vest, March 31, 2009	811,056	$32.32	3.62	$10,496

Exercisable, March 31, 2007	520,650	$20.32

Exercisable, March 31, 2008	654,298	$19.90

Exercisable, March 31, 2009	354,737	$24.25	2.84	$7,448

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation after the adoption of SFAS 123R with the following assumptions:

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007

Expected life	4.01 years	3.75 - 4.01 years	3.75 - 4.75 years
Expected volatility	42.00% - 46.70%	42.37% - 44.81%	47.70% - 48.50%
Expected dividends	2.90% - 3.50%	2.67% - 3.38%	2.05% - 2.36%
Risk-free rate	1.07% - 3.40%	2.46% - 5.09%	4.53% - 5.09%

During the year ended March 31, 2009, 298,331 options were granted under the 2005 Plan and no options were granted under the 1998 Plan. During the year ended March 31, 2008, 25,000 options were granted under the 2005 Plan and 200,500 were granted under the 1998 Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 1.94% for employee options and 0.0% for director options for the year ended March 31, 2009. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 2.0% for employee options and 0.0% for director options for the year ended March 31, 2008. The weighted average grant date fair value of stock options granted during the years ended March 31, 2009, 2008 and 2007 was $11.22, $12.41 and $14.33 per share, respectively. The expected dividend yield is the average dividend rate during a period equal to the expected life of the option.

On November 5, 2008, the Board of Directors granted a total of 80,141 options under the Company’s 2005 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of grant ($42.20 per share). The options vest in four equal annual installments beginning November 5, 2009 and expire on November 5, 2013. The fair value of these options was $12.48 per share.

On September 9, 2008, the Board of Directors granted a total of 35,000 options under the Company’s 2005 Plan to non-management directors pursuant to the Company’s previously announced compensation plan for non-management directors, at an exercise price equal to the market price of the Company’s common stock on the date of grant ($45.61 per share). The options vest in four equal annual installments beginning September 9, 2009 and expire on September 9, 2015. The fair value of these options was $13.21 per share.

On August 18, 2008, the Board of Directors granted a total of 50,000 options under the Company’s 2005 Plan to an employee at an exercise price equal to the market price of the Company’s common stock on the date of grant ($40.08 per share). The options vest in four equal annual installments beginning August 18, 2009 and expire on August 18, 2013. The fair value of these options was $11.72 per share.

On August 11, 2008, the Board of Directors granted a total of 25,000 options under the Company’s 2005 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of grant ($40.71 per share). The options vest in four equal annual installments beginning August 11, 2009 and expire on August 11, 2013. The fair value of these options was $11.96 per share.

On June 13, 2008, the Board of Directors granted a total of 108,190 options under the Company’s 2005 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of grant ($32.79 per share). The options vest in four equal annual installments beginning June 13, 2009 and expire on June 13, 2013. The fair value of these options was $9.24 per share.

On May 31, 2008, the Board of Directors approved a performance-based equity incentive program for employees to be awarded options to purchase the Company’s common stock based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2009. Under the program, options may also be granted as an incentive to prospective employees to join the Company. If earned, the options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of five years, vesting in four equal installments commencing one year following the date of grant. The maximum number of options available under the performance-based equity incentive program plan is 285,000, of which 20,000 is reserved for new employees (such new employee grants not being subject to the earnings and revenue criteria set forth above). Based on performance versus established plan targets, no expense related to the performance plan was recorded for the year ended March 31, 2009 and no options were issued under the program in fiscal year 2009.

On February 8, 2008, the Board of Directors granted 25,000 options under the Company’s 2005 Plan to selected employees, at an exercise price equal to the market price of the Company’s common stock on the date of grant ($33.51 per share). The options vest in four equal annual installments beginning February 8, 2009 and expire on February 8, 2013. The fair value of these options was $9.42 per share.

On November 5, 2007, the Board of Directors granted 6,000 options under the Company’s 1998 Plan to an employee, at an exercise price equal to the market price of the Company’s common stock on the date of grant ($33.25 per share). The options vest in four equal annual installments beginning November 5, 2008 and expire on November 5, 2012. The fair value of these options was $9.69 per share.

On August 9, 2007, the Board of Directors granted a total of 35,000 options under the Company’s 1998 Plan to non-management directors pursuant to the Company’s previously announced compensation plan for non-management directors, at an exercise price equal to the market price of the Company’s common stock on the date of grant ($43.26 per share). The options vest in four equal annual installments beginning August 9, 2008 and expire on August 9, 2012. The fair value of these options was $12.97 per share.

On June 12, 2007, the Board of Directors granted a total of 159,500 options under a previously approved performance-based equity incentive program for selected employees based on fiscal year 2007 performance. These shares were issued under the Company’s 1998 Stock Option Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant ($38.83 per share). The options vest in four equal annual installments beginning June 12, 2008 and expire on June 12, 2012. The fair value of these options was $12.86 per share.

On September 20, 2006, the Board of Directors granted a total of 35,000 options under the Company’s 1998 Plan to non-management directors pursuant to the Company’s previously announced compensation plan for non-management directors, at an exercise price equal to the market price of the Company’s common stock on the date of grant ($39.81 per share). The options vest in four equal annual installments beginning September 20, 2007 and expire on September 20, 2013. The fair value of these options was $15.52 per share.

On August 11, 2006, the Board of Directors granted a total of 40,000 options under the Company’s 1998 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of the grant ($37.09 per share). The options vest in four equal annual installments beginning August 11, 2007 and expire on August 11, 2011. The fair value of these options was $13.29 per share.

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

Non-vested stock option award activity, including awards for the year ended March 31, 2009, is summarized as follows:

	Non-vested Number of Shares	Weighted-Average Grant Date Fair Value per Share

Non-vested, March 31, 2008	649,436	$9.57
Granted	298,331	$11.22
Vested	(397,522)	$8.14
Forfeited/Canceled	(84,900)	$10.17

Non-vested, March 31, 2009	465,345	$11.74

As of March 31, 2009, $5,282 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 4.23 years. This amount does not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage. The total fair value of shares vested during the year ended March 31, 2009 was $3,236.

15.	Commitments, Guarantees and Contingencies

Rental Commitments. The Company leases facilities and offices under irrevocable operating lease agreements expiring at various dates through May 2013 with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2009, 2008 and 2007 was $3,560, $2,737 and $2,329, respectively. Rental commitments under these agreements are as follows:

Year Ending March 31,
2010	$4,475
2011	4,311
2012	2,439
2013	985
2014	135

$12,345

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

Litigation. The Company has experienced certain legal claims by parties asserting that it has infringed certain intellectual property rights. The Company believes that these claims are without merit and the Company has defended them vigorously. However, in order to avoid the further legal costs and diversion of management resources it is reasonably possible that a settlement may be reached which could result in a liability to the Company. However, at this time it is not possible to estimate with reasonable certainty what amount, if any, may be incurred as a result of a settlement. Litigation is inherently uncertain and always difficult to predict.

16.	Operating Segment Information

The Company has prepared operating segment information in accordance with SFAS 131 “Disclosures About Segments of an Enterprise and Related Information,” to report components that are evaluated regularly by its chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Reportable operating segments include the NextGen Division and the QSI Division. The results of operations related to the HSI and PMP acquisitions are included in the NextGen Division.

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

The QSI Division, co-located with the Company’s Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the division supports a number of medical clients that utilize the division’s UNIX based medical practice management software product. The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia, St. Louis, Missouri and Hunt Valley, Maryland, focuses principally on developing and marketing products and services for medical practices.

The accounting policies of the Company’s operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management. Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented. All of the recorded goodwill at March 31, 2009 relates to the Company’s NextGen Division including HSI and PMP.

Operating segment data for the three years ended March 31 was as follows:

	QSI Division	NextGen Division	Unallocated Corporate Expenses	Consolidated

2009
Revenue	$15,852	$229,663	$—	$245,515
Operating income(loss)	3,385	83,778	(14,760)	72,403

2008
Revenue	16,037	170,463	—	186,500
Operating income(loss)	3,662	66,558	(10,831)	59,389

2007
Revenue	16,589	140,576	—	157,165
Operating income(loss)	4,391	56,317	(9,830)	50,878

17.	Subsequent Events

On May 27, 2009, the Board approved a quarterly cash dividend of $0.30 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of June 12, 2009 with an expected distribution date on or about July 6, 2009.

18.	Selected Quarterly Operating Results (unaudited)

The following table presents quarterly unaudited consolidated financial information for the eight quarters in the period ended March 31, 2009. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.

COMPARISON BY QUARTER

	Quarter Ended (Unaudited)

	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09

Revenues:
Software, hardware and supplies	$16,739	$18,514	$20,591	$20,519	$21,369	$21,297	$22,336	$20,384
Implementation and training services	3,248	3,182	3,115	3,861	3,585	3,486	2,675	3,629

System sales	19,987	21,696	23,706	24,380	24,954	24,783	25,011	24,013

Maintenance	12,559	13,442	14,861	15,593	17,136	17,234	19,152	19,340
Electronic data interchange services	5,024	5,406	5,739	6,281	6,670	6,985	8,008	7,859
RCM and related services	134	222	256	259	1,957	4,527	6,835	8,112
Other services	4,328	4,380	3,528	4,719	4,507	5,452	6,473	6,507

Maintenance, EDI, RCM and other services	22,045	23,450	24,384	26,852	30,270	34,198	40,468	41,818

Total revenue	42,032	45,146	48,090	51,232	55,224	58,981	65,479	65,831

Cost of revenue:
Software, hardware and supplies	2,488	2,477	2,984	2,938	3,486	3,395	3,030	3,273
Implementation and training services	2,409	2,423	2,638	2,871	3,015	2,626	2,143	2,502

Total cost of system sales	4,897	4,900	5,622	5,809	6,501	6,021	5,173	5,775

Maintenance	3,127	3,033	3,131	3,155	3,082	2,947	2,826	3,004
Electronic data interchange services	3,509	3,742	4,162	4,363	4,891	5,256	5,541	5,686
RCM and related services	98	138	166	156	1,305	3,132	4,475	5,762
Other services	2,911	2,962	3,067	3,553	3,448	3,866	5,085	5,114

Total cost of maintenance, EDI, RCM and other services	9,645	9,875	10,526	11,227	12,726	15,201	17,927	19,566

Total cost of revenue	14,542	14,775	16,148	17,036	19,227	21,222	23,100	25,341

Gross profit	27,490	30,371	31,942	34,196	35,997	37,759	42,379	40,490

Operating expenses:
Selling, general and administrative	12,643	13,188	13,283	14,146	15,252	18,283	18,601	18,309
Research and development costs	2,800	2,688	2,874	2,988	3,119	3,342	3,624	3,692

Total operating expenses	15,443	15,876	16,157	17,134	18,371	21,625	22,225	22,001

Income from operations	12,047	14,495	15,785	17,062	17,626	16,134	20,154	18,489
Interest income	739	645	710	567	374	340	328	161
Other income (expense)	—	—	953	—	—	—	—	(279)

Income before provision for income taxes	12,786	15,140	17,448	17,629	18,000	16,474	20,482	18,371
Provision for income taxes	4,846	5,468	6,234	6,377	6,886	5,975	7,332	7,015

Net income	$7,940	$9,672	$11,214	$11,252	$11,114	$10,499	$13,150	$11,356

Net income per share
Basic*	$0.29	$0.35	$0.41	$0.41	$0.40	$0.38	$0.46	$0.40
Diluted*	$0.29	$0.35	$0.40	$0.41	$0.40	$0.37	$0.46	$0.40

Weighted average shares outstanding:
Basic	27,134	27,287	27,362	27,408	27,465	27,930	28,340	28,393
Diluted	27,657	27,718	27,696	27,712	27,771	28,211	28,473	28,526
Dividends declared per common share	$0.25	$0.25	$0.25	$0.25	$0.25	$0.30	$0.30	$0.30

*	Quarterly EPS will not sum to annual EPS due to rounding

Schedule II

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(in thousands)

For the Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year

March 31, 2009	$2,528	$2,089	$(740)	$3,877
March 31, 2008	$2,438	$1,171	$(1,081)	$2,528
March 31, 2007	$2,556	$1,480	$(1,598)	$2,438

ALLOWANCE FOR INVENTORY OBSOLESCENCE
(in thousands)

For the Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year

March 31, 2009	$223	$—	$(13)	$210
March 31, 2008	$324	$52	$(153)	$223
March 31, 2007	$304	$35	$(15)	$324

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

EXHIBIT
NUMBER	DESCRIPTION

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.