Form 10-Q
period 2009-06-30
QUALITY SYSTEMS INC
filed 2009-08-03
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-12537

QUALITY SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

California	95-2888568
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18111 Von Karman Avenue, Suite 600, Irvine California	92612
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (949) 255-2600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Small reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date 28,563,711 shares of Common Stock, $0.01 par value, as of July 28, 2009.

QUALITY SYSTEMS, INC.

For the Quarterly Period Ended June 30, 2009

PART I
CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$77,424	$70,180
Restricted cash	1,539	1,303
Accounts receivable, net	92,430	90,070
Inventories, net	1,151	1,125
Income tax receivable	1,071	5,605
Net current deferred tax assets	3,992	3,994
Other current assets	5,508	6,312

Total current assets	183,115	178,589

Marketable securities	7,416	7,395
Equipment and improvements, net	7,537	6,756
Capitalized software costs, net	9,532	9,552
Intangibles, net	8,046	8,403
Goodwill	28,731	28,731
Other assets	2,385	2,675

Total assets	$246,762	$242,101

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,345	$5,097
Deferred revenue	45,986	47,584
Accrued compensation and related benefits	8,451	9,511
Dividends payable	8,558	8,529
Other current liabilities	11,470	8,888

Total current liabilities	78,810	79,609

Deferred revenue, net of current	643	521
Net deferred tax liabilities	4,049	4,566
Deferred compensation	2,088	1,838

Total liabilities	85,590	86,534

Commitments and contingencies

Shareholders’ equity:
Common stock
$0.01 par value; authorized 50,000 shares; issued and outstanding 28,564 and 28,447 shares at June 30, 2009 and March 31, 2009, respectively	286	284
Additional paid-in capital	107,335	103,524
Retained earnings	53,551	51,759

Total shareholders' equity	161,172	155,567

Total liabilities and shareholders’ equity	$246,762	$242,101

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	June 30, 2009	June 30, 2008

Revenues:
Software, hardware and supplies	$17,776	$21,369
Implementation and training services	3,457	3,585

System sales	21,233	24,954

Maintenance	21,640	17,136
Electronic data interchange services	8,161	6,670
Revenue cycle management and related services	8,992	1,957
Other services	6,612	4,507

Maintenance, EDI, RCM and other services	45,405	30,270

Total revenue	66,638	55,224

Cost of revenue:
Software, hardware and supplies	2,704	3,486
Implementation and training services	2,881	3,015

Total cost of system sales	5,585	6,501

Maintenance	3,025	3,082
Electronic data interchange services	5,890	4,891
Revenue cycle management and related services	6,522	1,305
Other services	4,867	3,448

Total cost of maintenance, EDI, RCM and other services	20,304	12,726

Total cost of revenue	25,889	19,227

Gross profit	40,749	35,997

Operating expenses:
Selling, general and administrative	20,450	15,252
Research and development costs	3,977	3,119

Total operating expenses	24,427	18,371

Income from operations	16,322	17,626

Interest income	78	374
Other income	58	-

Income before provision for income taxes	16,458	18,000
Provision for income taxes	6,112	6,886

Net income	$10,346	$11,114

Net income per share:
Basic	$0.36	$0.40
Diluted	$0.36	$0.40

Weighted average shares outstanding:
Basic	28,492	27,465
Diluted	28,635	27,771
Dividends declared per common share	$0.30	$0.25

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$10,346	$11,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	886	630
Amortization of capitalized software costs	1,440	1,196
Amortization of other intangibles	357	71
Provision for bad debts	852	350
Provision for inventory obsolescense	-	15
Share-based compensation	462	697
Deferred income tax (benefit) expense	(514)	28
Tax benefit from exercise of stock options	797	157
Excess tax benefit from share-based compensation	(797)	(102)
Loss on disposal of equipment and improvements	-	96
Changes in assets and liabilities:
Accounts receivable	(3,212)	(4,961)
Inventories	(26)	(95)
Income tax receivable	4,534	-
Other current assets	788	554
Other assets	292	(57)
Accounts payable	(751)	388
Deferred revenue	(1,476)	1,343
Accrued compensation and related benefits	(1,059)	(763)
Income taxes payable	-	4,873
Other current liabilities	2,345	1,469
Deferred compensation	250	68

Net cash provided by operating activities	15,514	17,071

Cash flows from investing activities:
Additions to capitalized software costs	(1,420)	(1,705)
Additions to equipment and improvements	(1,669)	(786)
Proceeds from sale of marketable securities	-	3,700
Purchase of HSI, including direct transaction costs	-	(8,221)
Net cash used in investing activities	(3,089)	(7,012)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	797	102
Proceeds from the exercise of stock options	2,554	1,311
Dividends paid	(8,532)	(6,861)
Loan repayment	-	(2,258)

Net cash used in financing activities	(5,181)	(7,706)

Net increase in cash and cash equivalents	7,244	2,353

Cash and cash equivalents at beginning of period	70,180	59,046

Cash and cash equivalents at end of period	$77,424	$61,399

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$1,278	$1,828
Non-cash investing and financing activities:
Unrealized loss on marketable securities, net of tax	$-	$(534)

Effective May 20, 2008, the Company acquired HSI in a
transaction summarized as follows:
Fair value of net assets assumed	$-	$20,589
Cash paid for HSI stock	-	(8,221)
Common stock issued for HSI stock	-	(7,350)
Liabilities assumed	$-	$5,018

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

 QUALITY SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2009 and for the three months ended June 30, 2009 and 2008, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Amounts related to disclosures of March 31, 2009 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

Effective this quarter, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, or SFAS 165.  This standard establishes general standards of accounting for and disclosure events that occur after the balance sheet date but before financial statements are issued.  In accordance with SFAS 165, the Company evaluated all events or transactions that occurred after June 30, 2009 up through July 31, 2009, the date the Company issued these consolidated financial statements.  During this period the Company did not have any material recognizable subsequent events. However, the Company did have a nonrecognizable subsequent event related to its collaboration agreement with PlanetDDS, Inc.  See Note 18.

2. Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NextGen Healthcare Information Systems, Inc. (“NextGen Division”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”), a full-service healthcare revenue cycle management (“RCM”) company and Practice Management Partners, Inc. (“PMP”), a full-service healthcare RCM company.  All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

References to dollar amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.

Revenue Recognition.  The Company recognizes system sales revenue pursuant to Statement of Position No. 97-2, Software Revenue Recognition or SOP 97-2, as amended by Statement of Position No. 98-9 Modification of SOP 97-2, Software Revenue Recognition or SOP 98-9. The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers, or VARs. The Company also generates revenue from sales of hardware and third party software, implementation, training, EDI, post-contract support (maintenance), and other services, including RCM, performed for customers who license its products.

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

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with Statement of Position No. 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts or SOP 81-1.  Pursuant to SOP 81-1, the Company uses the percentage of completion method provided all of the following conditions exist:

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

Product returns are estimated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists or SFAS 48.  The Company also ensures that the other criteria in SFAS 48 have been met prior to recognition of revenue:

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

Revenue related to sales arrangements which include the right to use software stored on the Company’s hardware is accounted for under the Emerging Issues Task Force Issue (EITF) No. 00-3 Application of AICPA Statement of Position 97-2 to arrangements that include the right to use software stored on another entity’s hardware or EITF 00-3.  EITF 00-3 requires that for software licenses and related implementation services to continue to fall under SOP No. 97-2, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third party.  If an arrangement is not deemed to be accounted for under SOP 97-2, the entire arrangement is accounted for as a service contract in accordance with EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables or EITF 00-21.  In that instance, the entire arrangement would be recognized as the hosting services are being performed.

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

Restricted Cash.  Restricted cash consists of cash which is being held by HSI acting as agent for the disbursement of certain state social services programs.   The Company records an offsetting “Care Services liability” (see Note 5) when it initially receives such cash from the government social service programs and relieves both restricted cash and the Care Services liability when amounts are disbursed.  HSI earns an administrative fee which is based on a percentage of funds disbursed on behalf of certain government social service programs.

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

The Company’s investments at June 30, 2009 are in tax exempt municipal Auction Rate Securities (ARS) which are classified as either current or non-current marketable securities on the Company’s Consolidated Balance Sheets, depending on the liquidity and timing of expected realization of such securities.  The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days.   Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. Under their respective terms, the securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities or the securities mature.  In February 2008, the Company began to experience failed auctions on its ARS.

The Company’s ARS are managed by UBS Financial Services Inc. (UBS). On November 13, 2008, the Company entered into an Auction Rate Security Rights Agreement (the Rights Agreement) with UBS, whereby the Company accepted UBS’ offer to purchase the Company’s ARS investments at any time during the period of June 30, 2010 through July 2, 2012.  As a result, the Company had obtained an asset, ARS put option rights, whereby the Company has a right to “put” the ARS back to UBS.  The Company expects to exercise its ARS put option rights and put its ARS back to UBS on June 30, 2010, the earliest date allowable under the Rights Agreement.

Prior to signing the Rights Agreement the Company had asserted that it had the intent and ability to hold these securities until anticipated recovery and classified its ARS as held for sale securities on its Consolidated Balance Sheet.  By accepting the Rights Agreement, the Company could no longer assert that it has the intent to hold the auction rate securities until anticipated recovery and consequently elected to reclassify its investments in ARS as trading securities, as defined by SFAS No. 115 Accounting in Certain Investments in Debt and Equity Securities or SFAS 115, on the date of Company’s acceptance of the Rights Agreement.  As trading securities, the ARS are carried at fair value with changes recorded through earnings.

To determine the estimated fair values of the ARS at June 30, 2009, factors including credit quality, assumptions about the likelihood of redemption, observable market data such as yields or spreads of fixed rate municipal bonds and other trading instruments issued by the same or comparable issuers were considered.  Based on this analysis, the Company recognized a gain of approximately $21 through its earnings in the three months ended June 30, 2009.  The estimated fair value of the ARS as of June 30, 2009 was determined to be $7,416 and is included on the accompanying Consolidated Balance Sheets in other assets.

As the Company will be permitted to put the ARS back to UBS at par value, the Company accounted for the ARS put option rights as a separate asset that was measured at its fair value with changes recorded through earnings.  The Company has valued the ARS put option right as the approximate midpoint between various fair values, measured as the difference between the par value of the ARS and the fair value of the securities, discounted by the credit risk of the broker and other factors such as the Company’s historical experience to sell ARS at par.  Based on this analysis, the Company recognized a gain of approximately $38 through its earnings in the three months ended June 30, 2009.  The estimated fair value of the ARS put option rights as of June 30, 2009 was determined to be $506, and is included on the accompanying Consolidated Balance Sheets in other current assets.

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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, or SFAS 86. Such capitalized costs are amortized on a straight-line basis over the estimated economic life of the related product of three years. The Company provides support services on the current and prior two versions of its software.  Management performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Goodwill and Intangible Assets.

Goodwill. Goodwill is related to the NextGen Division and the HSI and PMP acquisitions, which closed on May 20, 2008 and October 28, 2008, respectively (see Notes 5, 6 and 7).  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, the Company tests goodwill for impairment annually at the end of its first fiscal quarter for the NextGen Division, HSI and PMP, referred to as the annual test date.  The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is performed at a reporting unit level.  An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company has determined that the NextGen Division, HSI and PMP, each qualify as a separate reporting unit level at which goodwill impairment testing should be performed. The fair value is determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management’s 5-year forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. The estimated fair value of the NextGen Division was determined using an estimate of future cashflows for the NextGen Division over 10 years and risk adjusted discount rates of between 15 and 25 percent to compute a net present value of future cashflows.  Based on its analysis, the Company has determined that there was no impairment to its goodwill as of June 30, 2009.   See also Note 7.

Intangible Assets.  Intangible assets consist of capitalized software costs, customer relationships and trade names.  Intangible assets related to customer relationships and trade names arose in connection with the acquisition of HSI and PMP.   These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments. Intangible assets are amortized over their remaining estimated useful lives, ranging from 4 to 6 years. Our amortization policy for intangible assets is based on the principles in SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.

Effective April 1, 2009, the Company implemented FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3.  FSP FAS 142-3 amends SFAS 142 and provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and ability to renew or extend the arrangement. The adoption of this FSP did not impact the Company’s financial position or results of operations.

Long-Lived Assets.  The Company assesses the recoverability of long-lived assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.

Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment to its long-lived assets as of June 30, 2009.  In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.

Income Taxes.  Income taxes are provided based on current taxable income and the future tax consequences of temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes.  At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold of more-likely-than-not and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. Management makes a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. These assumptions and estimates consider the taxing jurisdiction in which the Company operates as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions and future projected profitability of the Company’s businesses based on management’s interpretation of existing facts and circumstances.  The Company adopted FIN 48 effective April 1, 2007. See Note 11.

Advertising Costs.  Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs are included in selling, general and administrative expenses in the Consolidated Statements of Income.

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

Share-Based Compensation. SFAS No. 123R, Share-Based Payment, or SFAS 123R, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  Expected term is estimated using historical exercise experience.  Volatility is estimated by using the weighted average historical volatility of our common stock, which approximates expected volatility.  The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term.  The expected dividend yield is the average dividend rate during a period equal to the expected term of the option.  Those inputs are then entered into the Black Scholes model to determine the estimated fair value.  The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s Consolidated Statements of Income.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income for the three months ended June 30, 2009 and 2008.

	June 30, 2009	June 30, 2008
Costs and expenses:
Cost of revenue	$13	$75
Research and development	19	104
Selling, general and administrative	430	528
Total share-based compensation	$462	$707
Amounts capitalized in software development costs	(13)	(10)

Amounts charged against earnings, before income tax benefit	$449	$697
Amount of income tax benefit related to stock options exercised during the period	$797	$157

3.      New Accounting Pronouncements

Newly Adopted Accounting Standards

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 permitted delayed application of SFAS No. 157, Fair Value Measurements, or SFAS 157, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. On April 1, 2008, the Company adopted the provisions of SFAS 157, except for portions related to the non-financial assets and liabilities within the scope of the deferral provided by FSP FAS 157-2.  On April 1, 2009, the Company fully adopted SFAS 157 to include all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS 157 to include all nonfinancial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  See also Note 4.

In October 2008, the FASB issued Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, or FSP FAS 157-3, to clarify the application of the provisions of SFAS 157, in an inactive market and how an entity would determine fair value in an inactive market.  FSP FAS 157-3 was effective upon issuance.  The Company does not currently have any assets that are inactive and therefore the adoption of FAS 157-3 did not have a significant impact on the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or SFAS 160. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133, or SFAS 161, which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations, or SFAS 141(R), which was effective to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 which means April 1, 2009 for the Company.  This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as SFAS 141(R) is applicable to the Company for business combinations for which the acquisition date was on or after April 1, 2009 and the Company did not complete any business combination transactions during the first three months of its fiscal 2010.

SFAS 141(R) also amended SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. Previously, SFAS 109 and FIN 48, generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141(R) does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under SFAS 141 or SFAS 141(R), will be recognized in current period income tax expense.

On April 1, 2009, the FASB Board issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141(R)-1.  FSP FAS 141(R)-1 amends and clarifies SFAS 141(R), to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Due to the fact that SFAS 141(R) is applicable to the Company for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 which means April 1, 2009 for the Company and the Company did not have any business combinations in the first three months of its fiscal 2010, the adoption of FSP FAS 141(R)-1 did not impact the Company’s consolidated financial statements.

In June 2009, the SEC issued Staff Accounting Bulletin No. 112, which updates the SEC’s rules and regulations to be consistent with the accounting principles and standards established in SFAS 141(R) and SFAS 160. This bulletin did not impact the Company’s consolidated financial statements.

In December 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, was issued.  EITF- 07-01 prescribes the accounting for collaborations.  It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship.  EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this standard on April 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  On April 1, 2009, the Company adopted FSP 142-3, which did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1.  FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis.  On April 1, 2009, the Company adopted FSP EITF 03-6-1, which did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, or EITF 08-6.  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  As the Company does not currently have any investments that are accounted for under the equity method, the adoption of EITF 08-6 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  As the Company does not currently have any Defensive Intangible Assets, the adoption of EITF 08-7 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements.  FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company adopted these three FSPs on April 1, 2009 and the adoption did not have a significant impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This Statement is effective for interim and annual periods ending after June 15, 2009.  On April 1, 2009, the Company adopted SFAS 165, which did not have a material impact on the consolidated financial statements of the Company.

Recently Issued Accounting Standards

In June 2009, the FASB issued the following new accounting standards:

•	SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166;

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167; and

•	SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS 168

SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company has not determined the effect that the adoption of SFAS 166 will have on its consolidated financial statements but the effect will generally be limited to future transactions.

SFAS 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company has not determined the effect that the adoption of SFAS 167 will have on its financial position or results of operations.

On June 3, 2009, the FASB approved SFAS No. 168, The FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States.  The Codification will be effective for interim and annual periods ending after September 15, 2009, which means July 1, 2009 for the Company. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative.  The Company has not determined the effect that the adoption of this standard will have on its consolidated financial statements.

4.           Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. This statement establishes a single authoritative definition of fair value to be used when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurement. On February 12, 2008, the FASB issued FSP No. FAS 157-2. This FSP deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of the FSP. On October 10, 2008, the FASB issued FSP No. FAS 157-3, which clarifies the application of SFAS 157 in a market that is not active. FSP No. FAS 157-3 is effective for all periods presented in accordance with SFAS 157 and the Company has considered the guidance with respect to the valuation of its financial assets and their designation within the fair value hierarchy.

Effective April 1, 2008, the Company adopted the provisions of SFAS 157, except for portions related to the non-financial assets and liabilities within the scope of the deferral provided by FSP No. FAS 157-2.  On April 1, 2009, the Company fully adopted SFAS No. 157 to include all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The nonfinancial assets and liabilities within the scope of FSP 157-2, which includes goodwill and nonfinancial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment) and, therefore, are not included in the table below.

The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•
Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2009:

	Balance as of June 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash and cash equivalents	$77,424	$77,424	$-	$-
Restricted cash	1,539	1,539	-	-
Marketable securities(1)	7,416	-	-	7,416
ARS put option right	506	-	-	506

	$86,885	$78,963	$-	$7,922

(1)                 Marketable securities consist of ARS.

The fair value of the Company’s ARS, including the Company’s ARS put option rights has been estimated by management based on its assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 - unobservable inputs in accordance with SFAS 157, and represents $7,922 or 9.1%, of total financial assets measured at fair value in accordance with SFAS 157 at June 30, 2009. Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, such as a liquidity discount, credit rating of the issuers, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy.  The estimate of the fair value of the ARS could change based on market conditions. For additional information on cash and cash equivalents, restricted cash or marketable securities, see Note 2.

Upon execution of the Rights Agreement (see Note 2), the Company elected to fair value the ARS put option rights under SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, or SFAS 159.  The Company fair valued the ARS put option rights at the inception of the Rights Agreement and is required to do so each reporting period, with corresponding changes in fair value being reported through current period earnings.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined by SFAS 157 at June 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the three months ended June 30, 2009:

Balance at March 31, 2009	$7,863
Transfer in/(out) of Level 3	-
Proceeds from sales (at par)	-
Unrealized gain	59

Balance at June 30, 2009	$7,922

5.      Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the period.  Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets as part of the deferred revenue balance.

	June 30, 2009	March 31, 2009

Accounts receivable, excluding undelivered software, maintenance and services	$68,224	$64,003

Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	27,948	29,944

Accounts receivable, gross	96,172	93,947

Allowance for doubtful accounts	(3,742)	(3,877)

Accounts receivable, net	$92,430	$90,070

Inventories are summarized as follows:

	June 30, 2009	March 31, 2009

Computer systems and components, net of reserve for obsolescence of $210 and $210, respectively	$1,131	$1,105
Miscellaneous parts and supplies	20	20

Inventories, net	$1,151	$1,125

Accrued compensation and related benefits are summarized as follows:

	June 30, 2009	March 31, 2009

Payroll, bonus and commission	$4,143	$5,768
Vacation	4,308	3,743

Accrued compensation and related benefits	$8,451	$9,511

Short and long-term deferred revenue are summarized as follows:

	June 30, 2009	March 31, 2009

Maintenance	$9,364	$9,083
Implementation services	28,174	28,655
Annual license services	7,294	8,176
Undelivered software and other	1,797	2,191

Deferred Revenue	$46,629	$48,105

Other current liabilities are summarized as follows:

	June 30, 2009	March 31, 2009

Care services liabilties	$1,537	$1,303
Accrued EDI expenses	2,121	1,258
Accrued royalties	1,031	933
Deferred rent	753	782
Customer deposits	1,238	674
Sales tax payable	606	602
Professional fees	312	409
Commission payable	326	385
Other accrued expenses	3,546	2,542

Other current liabilities	$11,470	$8,888

6.      Business Combinations

On May 20, 2008, the Company acquired HSI, a full-service healthcare RCM company and on October 28, 2008, the Company acquired PMP, a full-service healthcare RCM company.

The Company has accounted for these acquisitions as a purchase business combination as defined in SFAS No. 141.  Under the purchase method of accounting, the purchase price was allocated to HSI and PMP’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisitions dates.  The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value.

7.      Goodwill

In accordance with SFAS 142, the Company does not amortize goodwill as the goodwill has been determined to have indefinite useful life.

Goodwill consists of the following:

June 30, 2009

NextGen Healthcare Information Systems	$1,840
Healthcare Strategic Initiatives	10,839
Practice Management Partners	16,052

Total	$28,731

8.           Intangible Assets – Customer Relationships and Trade Name

The Company had the following intangible assets, other than capitalized software development costs, with determinable lives as of June 30, 2009:

	Customer Relationships	Trade Name	Total

Balance as of April 1, 2009	$7,877	$526	$8,403
Acquisition	-	-	-
Amortization	(318)	(39)	(357)
Balance as of June 30, 2009	$7,559	$487	$8,046

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of June 30, 2009:

For the year ending March 31,
2010 (remaining nine months)	$1,071
2011	1,428
2012	1,428
2013	1,317
2014	1,269
2015 and beyond	1,533
Total	$8,046

9.      Capitalized Software Costs

The Company had the following amounts related to capitalized software development costs:

	June 30, 2009	March 31, 2009

Gross carrying amount	$34,928	$$33,508
Accumulated amortization	(25,396)	(23,956)
Net capitalized software development	$9,532	$9,552

Aggregate amortization expense during the three and twelve month period	$1,440	$5,163

Activity related to net capitalized software costs for the three month period ended June 30, 2009 and 2008 is as follows:

	June 30, 2009	June 30, 2008

Beginning of the period	$9,552	$8,852
Capitalization	1,420	1,705
Amortization	(1,440)	(1,196)

End of the period	$9,532	$9,361

The following table represents the remaining estimated amortization of capital software development costs with determinable lives as of June 30, 2009:

For the year ending March 31,
2010 (remaining nine months)	$3,108
2011	2,853
2012	3,414
2013	157

Total	$9,532

10.           Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted.  Certain option grants to directors became exercisable three months from the date of grant.  Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2008.  As of June 30, 2009, there were 380,158 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted.  Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board. As of June 30, 2009, 2,076,669 shares were available for future grant under the 2005 Plan.  As of June 30, 2009, there were 323,331 outstanding options related to this Plan.

A summary of stock option transactions during the three months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2009	820,082	$32.39	3.63
Granted	-
Exercised	(116,593)	$21.91	2.38	$(2,554)
Forfeited/Canceled	-
Outstanding, June 30, 2009	703,489	$34.13	3.55	$7,835
Vested and expected to vest, June 30, 2009	695,589	$34.08	3.55	$7,785

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. The following assumptions were utilized for performance based awards under the Company’s 2010 incentive plan during the quarter ended June 30, 2009 and for stock options granted during the quarter ended June 30, 2008:

	Three Months Ended
	June 30, 2009	June 30, 2008

Expected life	4.42 years	4.01 years
Expected volatility	48.4%	42.0%
Expected dividends	2.3%	3.5%
Risk-free rate	2.5%	3.4%

During the three months ended June 30, 2009 and 2008, zero (-0-) and 108,190 options were granted, respectively, under the 2005 Plan.  The Company issues new shares to satisfy option exercises.  Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 1.9% for employee options and 0.0% for director options.  Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The weighted average grant date fair value of stock options granted during the three months ended June 30, 2008 was $9.24 per share.

On May 27, 2009, the Board of Directors approved its fiscal 2010 equity incentive program for employees to be awarded options to purchase the Company’s common stock.  The maximum number of options available under the equity incentive program plan is 320,000, of which 105,000 are reserved for the Company’s named Executive Officers and 215,000 for Non-Executive employees of the Company.   Under the program, executives are eligible to receive options based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2010.  Under the program, the Non-Executive employees are eligible to receive options based satisfying certain management established criteria.  If earned, the options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years, vesting in five equal annual installments commencing one year following the date of grant.  Compensation expense associated with the Executive performance based awards are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met.  Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. Compensation expense associated with the Non-Executive awards is based on the number of options expected to vest.  The Company utilized the Black-Scholes option valuation model and estimated the fair value of these awards for Non-Executive employees to be approximately $60 based on requisite service periods completed during the three months ended June 30, 2009.  No compensation expense was recorded for the Executive awards during the three months ended June 30, 2009.

On May 27, 2009, the Board of Directors also approved its Director Compensation program, whereby each Director is to be awarded shares of restricted common stock upon election or re-election to the Board.  Such shares vest in two equal, annual installments on the first and second anniversaries of the grant date and are nontransferable for one year following vesting.  As of June 30, 2009, no restricted shares of common stock were issued and no compensation expense was recorded under this Plan.

On June 13, 2008, the Board of Directors granted a total of 108,190 options under the Company’s 2005 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of grant ($32.79 per share).  The options vest in four equal annual installments beginning June 13, 2009 and expire on June 13, 2013.

Non-vested stock option award activity, including awards for the three month period ended June 30, 2009, is summarized as follows:

	Non-vested Number of Shares	Weighted-Average Grant Date Fair Value per Share

Non-vested, April 1, 2009	465,345	$11.74
Granted	-	$-
Vested	(57,782)	$11.17
Forfeited/Canceled	-	$-

Non-vested, June 30, 2009	407,563	$11.82

As of June 30, 2009, $4,955 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 4.06 years.  This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage.  The total fair value of options vested during the three months ended June 30, 2009 and 2008 was $645 and $1,159, respectively.

11.           Income Taxes

The provision for income taxes for the three months ended June 30, 2009 was approximately $6,112 as compared to approximately $6,886 for the year ago period.  The effective tax rates for the three months ended June 30, 2009 and 2008 were 37.1% and 38.3%, respectively.  The provision for income taxes for the three months ended June 30, 2009 differ from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, the qualified production activities deduction and Federal and State research and development tax credits. The effective rate for the three months ended June 30, 2009 decreased from the prior year primarily due to the reenactment of the Federal research and development tax credit statute which occurred in the fourth quarter of fiscal year 2009 and therefore was not included in the prior year 1st quarter provision.

Uncertain tax positions

As of June 30, 2009, the Company has provided a liability of $67 for unrecognized tax benefits related to various federal and state income tax matters.  If recognized, $67 would impact the Company’s effective tax rate.  The reserve has not materially changed for the quarter ended June 30, 2009.

The Company is under routine examination by one state. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

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

	Three Months Ended June 30,
	2009	2008

Net income	$10,346	$11,114
Basic net income per common share:
Weighted average of common shares outstanding	28,492	27,465
Basic net income per common share	$0.36	$0.40

Net income	$10,346	$11,114
Diluted net income per common share:
Weighted average of common shares outstanding	28,492	27,465
Effect of potentially dilutive securities (options)	143	306

Weighted average of common shares outstanding - Diluted	28,635	27,771

Diluted net income per common share	$0.36	$0.40

The computation of diluted net income per share does not include 244,401 and 420,111 options for the three months ended June 30, 2009 and 2008, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

13.  Other Comprehensive Income.  Comprehensive income includes all changes in Shareholders’ Equity during a period except those resulting from investments by owners and distributions to owners.  The components of accumulated other comprehensive income, net of income tax, consist of unrealized losses on marketable securities of $534, net of tax as of June 30, 2008.  There were no other comprehensive income items for the period ended June 30, 2009.

	Three Months Ended June 30,
	2009	2008

Net income	$10,346	$11,114
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	-	(534)

Comprehensive income	$10,346	$10,580

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

The accounting policies of the Company’s operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions.  Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management. Management evaluates performance based on stand-alone segment operating income.  Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.  All of the recorded goodwill at June 30, 2009 relates to the Company’s NextGen Division including HSI and PMP.

Operating segment data is as follows:

	Three Months Ended
	June 30,
	2009	2008
Revenue:
QSI Division	$3,856	$4,067
NextGen Division	62,782	51,157

Consolidated revenue	$66,638	$55,224

Operating income:
QSI Division	$664	$976
NextGen Division	19,379	19,935
Unallocated corporate expenses	(3,721)	(3,285)

Consolidated operating income	$16,322	$17,626

16.  Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2009. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

17. Commitments, Guarantees and Contingencies

Commitments and Guarantees

Software license agreements in both the QSI and NextGen Divisions include a performance guarantee that the Company’s software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, the Company has not incurred any significant costs associated with its performance guarantee or other related warranties and does not expect to incur significant warranty costs in the future.  Therefore, no accrual has been made for potential costs associated with these warranties. Certain arrangements also include performance guarantees related to response time, availability for operational use, and other performance-related guarantees.  Certain arrangements also include penalties in the form of maintenance credits should the performance of the software fail to meet the performance guarantees.  To date, the Company has not incurred any significant costs associated with these warranties and does not expect to incur significant warranty costs in the future.  Therefore, no accrual has been made for potential costs associated with these warranties.

a UNIX is a registered trademark of the AT&T Corporation.

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

We have experienced legal claims by parties asserting that we have infringed their intellectual property rights.  We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any infringement claim even if we are ultimately successful in the defense of such matter.  Litigation is inherently uncertain and always difficult to predict.  We refer you to the discussion of infringement and litigation risks in our Risk Factors section of our annual report on Form 10-K.

18. Subsequent Events

In July 2009, the Company entered into a collaboration agreement with PlanetDDS, Inc., to deliver hosted, web-based Software-as-a-Service (SaaS) practice management and clinical software solutions to the dental industry.  The Company will evaluate this agreement for proper income statement classification in accordance with EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, which requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship in evaluating this agreement.

On July 23, 2009, the Board of Directors approved a regular quarterly dividend of thirty cents ($0.30) per share payable on its outstanding shares of common stock.  The cash dividend record date is September 25, 2009 and the cash dividend is expected to be distributed to shareholders on or about October 5, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this management’s discussion and analysis of financial condition and results of operations, or MD&A, including discussions of our product development plans, business strategies and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties.  Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental (including, but not limited to the availability and timing of governmental funding) and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Risk Factors” set forth herein and other risk factors appearing in our most recent filing on Form 10-K, as supplemented by additional risk factors, if any, in our interim filings on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission.

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

Our MD&A is organized as follows:

●
Management Overview.  This section provides a general description of our Company and operating segments, a discussion as to how we derive our revenue, background information on certain trends and developments affecting our Company and a discussion on management’s strategy for driving revenue growth.

●
Critical Accounting Policies and Estimates.  This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 of our Condensed Notes to Consolidated Financial Statements included in this Report.

●	Company Overview. This section provides a more detailed description of our Company, operating segments, products and services offered.

●
Overview of Results of Operations and Results of Operations by Operating Divisions. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating division basis.

●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows.

●
Recent Accounting Pronouncements.  This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our Company or may be adopted in the future.

Management Overview

Quality Systems Inc., comprised of the QSI Division (“QSI Division”), a wholly-owned subsidiary, NextGen Healthcare Information Systems, Inc. (“NextGen Division”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI") and Practice Management Partners, Inc. (“PMP”) (collectively, the “Company”, “we”, “our”, or “us”) develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers, and medical and dental schools.  The Company also provides revenue cycle management (“RCM”) services through its Practice Solutions division of NextGen.  Operationally, our Practice Solutions operations through HSI and PMP, are considered and administered as part of the NextGen Division.

The turbulence in the worldwide economy has impacted almost all industries.  While healthcare is not immune to economic cycles, we believe it is more resilient than most segments of the economy.  The impact of the current economic conditions on our existing and prospective clients has been mixed.  We continue to see organizations that are doing fairly well operationally, however, some organizations with a large dependency on Medicaid populations are being impacted by the challenging financial condition of the many state governments in whose jurisdictions they conduct business.  A positive factor for U.S. healthcare is the fact that the Obama administration is pursuing broad healthcare reform aimed at improving issues surrounding healthcare.  The ARRA, which became law on February 17, 2009, includes more than $20 billion to help healthcare organizations modernize operations through the acquisition of health care information technology.  While we are unsure of the immediate impact from the ARRA, the long-term potential to our industry could be significant.

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

Our strategy is, at present, to focus on providing software and services to medical and dental practices.  The key elements of this strategy are:

•	to continue development and enhancement of select software solutions in target markets,
•	to continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation, and support,
•	to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline,
•	to add new customers through maintaining and expanding sales, marketing and product development activities, and
•	to expand our relationship with existing customers through delivery of new products and services.

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate estimates for reasonableness, including but not limited to those related to:

•	revenue recognition,
•	valuation of marketable securities,
•	ARS put option rights,
•	uncollectible accounts receivable,
•	goodwill,
•	software development cost, and
•	income taxes.

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

We believe revenue recognition, valuation of marketable securities and ARS put option rights, the allowance for doubtful accounts, capitalized software costs, share-based compensation, income taxes and business combinations are among the most critical accounting policies that affect our consolidated financial statements.   We believe that our significant accounting policies, as described in Note 2 of our Condensed Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

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

Revenue related to sales arrangements which include the right to use software stored on the Company’s hardware are accounted for under the Emerging Issues Task Force Issue (“EITF”) No. 00-3 Application of AICPA Statement of Position 97-2 to arrangements that include the right to use software stored on another entity’s hardware, or EITF 00-3.  EITF 00-3 requires that for software licenses and related implementation services to continue to fall under SOP No. 97-2, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third party.  If an arrangement is not deemed to be accounted for under SOP 97-2, the entire arrangement is accounted for as a service contract in accordance with EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables.  In that instance, the entire arrangement would be recognized as the hosting services are being performed.

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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established with the completion of a working model of the enhancement or product, any additional development costs are capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.  Such capitalized costs are amortized on a straight line basis over the estimated economic life of the related product, which is generally three years. We perform an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Share-Based Compensation.  We apply the provisions of SFAS 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  We estimated the expected term of the option using historical exercise experience.  Prior to fiscal year 2009 we used the simplified method to estimate the expected term of an option.  We estimate volatility by using the weighted average historical volatility of our common stock, which we believe approximates expected volatility.  The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term.  The expected dividend yield is the average dividend rate during a period equal to the expected term of the option.  Those inputs are then entered into the Black Scholes model to determine the estimated fair value.  The value of the portion of the award that is expected to vest is recognized as expense over the requisite service period in our consolidated statement of income.

Research and Development Tax Credits. Management’s treatment of research and development tax credits represented a significant estimate which affected the effective income tax rate for us for the quarter ended June 30, 2009. Research and development credits taken by us involve certain assumptions and judgments regarding qualified expenses under Internal Revenue Code (“IRC”) Section 41.  These credits are subject to examination by the federal and state taxing authorities.

Qualified Production Activities Deduction. Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for us for the quarters ended June 30, 2009 and 2008.  The deduction taken by us involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under IRC Section 199.

Goodwill. Our goodwill is related to the NextGen Division and the HSI and PMP acquisitions, which closed on May 20, 2008 and October 28, 2008, respectively (see Notes 5, 6 and 7 of our Condensed Notes to Consolidated Financial Statements).  We test goodwill for impairment annually at the end of its first fiscal quarter for the NextGen Division, HSI and PMP, referred to as the annual test date or between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is performed at a reporting unit level, which we have determined that the NextGen Division, HSI and PMP, each qualify as a separate reporting unit level. The fair value is determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management’s 5-year forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.

Business Combinations.  In accordance with business combination accounting under SFAS No. 141, Business Combinations, we allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets acquired. Management’s estimates of fair value are based upon assumptions believed to be reasonable. These estimates are based on information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to:

•	future expected cash flows from acquired businesses; and
•	the acquired company’s brand and market position.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results and we will continue to evaluate events and circumstances on an ongoing basis.

Company Overview

Quality Systems Inc., comprised of the QSI Division, NextGen Division, HSI and PMP, develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers, and medical and dental schools.  The Company also provides revenue cycle management (“RCM”) services through its Practice Solutions division of NextGen.  Operationally, our Practice Solutions operations through HSI and PMP, are considered and administered as part of the NextGen Division.

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

Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen product name.  Major product categories of the NextGen suite include Electronic Health Records (“NextGenehr”), Enterprise Practice Management (“NextGenepm”), Enterprise Appointment Scheduling (“NextGeneas”), Enterprise Master Patient Index (“NextGenepi”), NextGen Image Control System (“NextGenics”), Managed Care Server (“NextGenmcs”), Electronic Data Interchange, System Interfaces, Internet Operability (“NextGenweb”), a Patient-centric and Provider-centric Web Portal solution (“NextMD.com”), NextGen Express, a scaled–down version of NextGenehr designed for small practices and NextGen Community Health Solution (“NextGenchs”).  Beginning in the fiscal year ended March 31, 2008, the NextGen Division began offering optional NextGen Hosting Solutions to new and existing customers.  NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

We continue to pursue product enhancement initiatives within each division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Inclusive of divisional maintenance, EDI and RCM revenue, the NextGen Division accounted for approximately 94.2% of our revenue for the first quarter of fiscal 2010 compared to 92.6% in the first quarter of fiscal 2009. Inclusive of divisional maintenance and EDI revenue, the QSI Division accounted for approximately 5.8% and 7.4% of revenue in the first quarter of fiscal 2010 and 2009, respectively. The NextGen Division’s year over year revenue grew 22.7% and 34.5% in the first quarter of fiscal 2010 and 2009, respectively, while the QSI Division’s year over year revenue decreased by 5.2% and increased by 2.1% in the first quarter of fiscal 2010 and 2009, respectively.

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

Overview of Our Results

▪
Consolidated revenue grew 20.7% in the three months ended June 30, 2009 versus the same period in 2008 and 31.4% in the three months ended June 30, 2008 versus 2007.    For the three months ended June 30, 2009, revenue was positively impacted by the HSI and PMP acquisitions, which companies generated $5.5 million and $4.6 million of revenue for the three months ended June 30, 2009, respectively. Uncertainty over the final rules regarding incentive payments tied to the ARRA negatively impacted system sales revenue in the June quarter.

▪
Consolidated income from operations decreased 7.4% in the three months ended June 30, 2009 versus the same period in 2008 and increased 46.3% in the three months ended June 30, 2008 versus 2007.  For the three months ended June 30, 2009, operating income was negatively impacted by a shift in revenue mix with an increased share of hardware, EDI, and RCM revenue resulting in a decline in our gross profit margin.  We also invested in higher selling, general and administrative expenses in order to take full advantage of the ARRA.

▪
We do not believe the revenue mix changes noted above represent a change in the overall purchasing environment.  On top of the potential benefits from the recently enacted ARRA, we have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic health records and other technology in the healthcare arena.

▪
While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the current economic environment combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records negatively impacted our fiscal 2010 first quarter results and makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.

NextGen Division

▪
NextGen Division revenue increased 22.7% in the three months ended June 30, 2009 versus 2008 and 34.5% in the three months ended June 30, 2008 versus 2007.  Divisional operating income (which excludes unallocated corporate expenses) decreased 3.0% in the three months ended June 30, 2009 versus 2008 and increased 43.4% in the three months ended June 30, 2008 versus 2007.

▪	The Divisions’ quarter over quarter growth in revenue during the three months ended June 30, 2009 was partially attributable to the HSI and PMP acquisitions.
▪
HSI contributed $5.5 million and $1.7 million to NextGen’s revenue for the three months ended June 30, 2009 and 2008, respectively.  HSI’s operating income added $0.2 million and $0.1 million to NextGen’s operating income during the same periods, respectively.  The HSI acquisition closed on May 20, 2008.

▪
PMP contributed $4.6 million to NextGen’s revenue for the three months ended June 30, 2009.  PMP’s operating income added $0.4 million to NextGen’s operating income during the same period.  There was no revenue or operating income included from PMP in the three months ended June 30, 2008, as the PMP acquisition did not close until October 28, 2008, the third quarter of fiscal year 2009.

▪
During the three months ended June 30, 2009, we added staffing resources to most of our client-interfacing departments in anticipation of future growth from the ARRA.  We intend to continue doing so in future periods to maximize our opportunities from the ARRA.  Such divisional headcount additions added $3.6 million in compensation expense in the quarter ended June 30, 2009 versus 2008.

▪
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

QSI Division

▪
Our QSI Division revenue decreased 5.2% in the three months ended June 30, 2009 versus the same period in 2008 and increased 2.1% in the three months ended June 30, 2008 versus the same period in 2007.  The Division experienced a 32.4% decrease in operating income (excluding unallocated corporate expenses) in the three months ended June 30, 2009 versus the same period in 2008 as compared to a 7.6% decrease in operating income in the three months ended June 30, 2008 versus the same period in 2007.  For the three months ended June 30, 2009, operating income was negatively impacted by lower revenues as well as an increase in selling, general and administrative expense.

▪
In July 2009, we licensed source code from PlanetDDS, Inc., that will allow us to deliver hosted, web-based Software-as-a-Service (Saas) practice management and clinical software solutions to the dental industry.  The software solution will be marketed primarily to the multi-location dental group practice market for which QSI has historically been a dominate player.  This new software solution brings the QSI division to the forefront of the emergence of internet based applications and cloud computing and represents a significant growth opportunity for the QSI division to sell both to QSI’s existing customer base as well as new customers.

▪
Our goals for the QSI Division maximizing profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new NextDDS product.  The QSI division also intends to leverage the NextGen sales force to sell its dental EMR software to practices that provide both medical and dental services such as Federal Qualified Health Centers which are receiving grants as part of the American Reinvestment and Recovery Act.

The following table sets forth for the periods indicated the percentage of revenues represented by each item in our Consolidated Statements of Income (unaudited).

	Three Months Ended
(Unaudited)	June 30,
	2009	2008
Revenues:
Software, hardware and supplies	26.7%	38.7%
Implementation and training services	5.2	6.5
System sales	31.9	45.2

Maintenance	32.5	31.0
Electronic data interchange services	12.2	12.1
Revenue cycle management	13.5	3.5
Other services	9.9	8.2
Maintenance, EDI, RCM and other services	68.1	54.8
Total revenue	100.0	100.0

Cost of revenue:
Software, hardware and supplies	4.1	6.3
Implementation and training services	4.3	5.4
Total cost of system sales	8.4	11.7

Maintenance	4.5	5.6
Electronic data interchange services	8.8	8.9
Revenue cycle management	9.8	2.4
Other services	7.3	6.2
Total cost of maintenance, EDI, RCM and other services	30.4	23.1
Total cost of revenue	38.8	34.8

Gross profit	61.2	65.2

Operating expenses:
Selling, general and administrative	30.7	27.6
Research and development	6.0	5.6

Income from operations	24.5	32.0

Interest income	0.1	0.7
Other income (expense)	0.1	-

Income before provision for income taxes	24.7	32.7
Provision for income taxes	9.2	12.5

Net income	15.5%	20.2%

For the Three-Month Periods Ended June 30, 2009 versus 2008

Net Income.  The Company’s net income for the three months ended June 30, 2009 was $10.3 million or $0.36 per share on a basic and fully diluted basis.  In comparison, we earned $11.1 million or $0.40 per share on a basic and fully diluted basis for the three months ended June 30, 2008.  The decrease in net income for the three months ended June 30, 2009 was a result of the following:
•	a shift in revenue mix with increased EDI and RCM revenue resulting in a decline in our gross profit margin;
•	an increase in selling, general and administrative expenses as a percentage of revenue; and
•	a decrease in interest income related primarily to comparatively lower interest rates earned on our cash which is invested in tax free money market accounts.

Revenue.  Revenue for the three months ended June 30, 2009 increased 20.7% to $66.6 million from $55.2 million for the three months ended June 30, 2008. NextGen Division revenue increased 22.7% from $51.2 million in the three months ended June 30, 2008 to $62.8 million in the three months ended June 30, 2009, while the QSI Division revenue decreased by 5.2% during the three months ended June 30, 2009 over the prior year period.  NextGen revenue is inclusive of approximately $5.5 million in revenue from HSI and $4.6 million in revenue from PMP, our two recent acquisitions.

System Sales.  Revenue earned from Company-wide sales of systems for the three months ended June 30, 2009, decreased 14.9% to $21.2 million from $25.0 million in the prior year period.

Our decrease in revenue from sales of systems was principally the result of a 14.2% decrease in category revenue at our NextGen Division whose sales in this category decreased from $24.0 million during the three months ended June 30, 2008 to $20.6 million during the three months ended June 30, 2009.  This decrease was driven primarily by uncertainty over the final rules relating to stimulus payments from the ARRA causing delays in purchasing decisions.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales

Three months ended June 30, 2009

QSI Division	$182	$253	$209	$644
NextGen Division	16,245	1,096	3,248	20,589

Consolidated	$16,427	$1,349	$3,457	$21,233

Three months ended June 30, 2008

QSI Division	$417	$306	$224	$947
NextGen Division	18,392	2,254	3,361	24,007

Consolidated	$18,809	$2,560	$3,585	$24,954

NextGen Division software license revenue decreased 11.7% between the three months ended June 30, 2009 and the prior year period.  The Division’s software revenue accounted for 78.9% of divisional system sales revenue during the three months ended June 30, 2009.  For the three month period ended June 30, 2008, divisional software revenue as a percentage of divisional system sales revenue was 76.6%.  Software license revenue continues to be an area of primary emphasis for the NextGen Division.

During the three months ended June 30, 2009, 5.3% of NextGen’s system sales revenue was represented by hardware and third party software compared to 9.4% in the prior year period.  The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers.  The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division decreased 3.4% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and increased 14.6% in the three months ended June 30, 2008 compared to the prior year period.  The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered.  The number of implementation and training staff increased during the three months ended June 30, 2009 versus 2008 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

The NextGen Division’s system sale revenue has come in part from investments in sales and marketing activities including a revamped NextGen.com Web site, new NextGen logo, new marketing campaigns, trade show attendance, and other expanded advertising and marketing expenditures.  We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenehr and NextGenepm software products and the apparent increasing acceptance of electronic medical records technology in the healthcare industry.

For the QSI Division, total system sales decreased $0.3 million or 32.0% in the three months ended June 30, 2009 versus the same period ended June 30, 2008.  In July 2009, we entered into a collaboration agreement with PlanetDDS, Inc., to deliver hosted, web-based Software-as-a-Service (SaaS) practice management and clinical software solutions to the dental industry.

Maintenance, EDI, Revenue Cycle Management and Other Services.  For the three months ended June 30, 2009, Company-wide revenue from maintenance, EDI, RCM and other services grew 50.0% to $45.4 million from $30.3 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI, RCM and other services revenue from the NextGen Division.  Total NextGen Division maintenance revenue for the three months ended June 30, 2009 grew 29.5% to $19.9 million from $15.3 million in the same prior year period, while EDI revenue grew 25.7% to $7.0 million compared to $5.5 million during the same prior year period. RCM revenue grew $7.0 million to $9.0 million primarily as a result of the HSI and PMP acquisitions.  Other services revenue for the NextGen Division for the three months ended June 30, 2009, which consists primarily of third party annual software license renewals, and hosting services increased 47.7% to $6.4 million from $4.3 million in the same prior year period, primarily due to increases in third party annual software licenses, consulting services and hosting services revenue.  QSI Division maintenance, EDI and other revenue remained fairly consistent at $3.2 million in the three months ended June 30, 2009 as compared to $3.1 million in the three months ended June 30, 2008.

The following table details revenue included in the maintenance, EDI, RCM, and other revenue category for the three month periods ended June 30, 2009 and 2008:

	Maintenance	EDI	Revenue Cycle Management	Other	Total
Three months ended June 30, 2009

QSI Division	$1,781	$1,203	$-	$228	$3,212
NextGen Division	19,859	6,958	8,992	6,384	42,193

Consolidated	$21,640	$8,161	$8,992	$6,612	$45,405

Three months ended June 30, 2008

QSI Division	$1,798	1,136	$-	$186	$3,120
NextGen Division	15,338	5,534	1,957	4,321	27,150

Consolidated	$17,136	6,670	$1,957	$4,507	$30,270

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter, existing customers who have purchased additional licenses, and our relative success in retaining existing maintenance customers.  NextGen’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base.  The growth in RCM revenue is a result of the HSI and PMP acquisitions and future growth is expected from cross selling opportunities between the customer bases.  We intend to continue to promote maintenance, EDI and RCM services to both new and existing customers.

The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended June 30, 2009 and 2008 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company.  The table presents summary information only and includes billing entities added and removed for any reason.  Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated
	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

June 30, 2008	1,160	1,036	249	167	1,409	1,203
Billing sites added	254	556	18	23	272	579
Billing sites removed	(55)	(291)	(9)	(30)	(64)	(321)

June 30, 2009	1,359	1,301	258	160	1,617	1,461

Cost of Revenue. Cost of revenue for the three months ended June 30, 2009 increased 34.6% to $25.9 million from $19.2 million in the quarter ended June 30, 2008 and the cost of revenue as a percentage of revenue increased to 38.9% from 34.8% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.

The increase in our consolidated cost of revenue as a percentage of revenue between the three months ended June 30, 2009 and the three months ended June 30, 2008 is primarily attributable to an increase in payroll and related benefits and EDI costs in both divisions, offset by a decrease in other expense as a percentage of revenue.  Other expense, which consists of outside service costs, amortization of software development costs and other costs, increased to 7.3% of total revenue during the three months ended June 30, 2009 from 6.2% of total revenue during the three months ended June 30, 2008.

The following table details revenue and cost of revenue on a divisional and consolidated basis for the three month period ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009	%	2008	%
QSI Division
Revenue	$3,856	100.0%	$4,067	100.0%
Cost of revenue	1,791	46.4%	1,841	45.3%
Gross profit	$2,065	53.6%	$2,226	54.7%

NextGen Division
Revenue	$62,782	100.0%	$51,157	100.0%
Cost of revenue	24,098	38.4%	17,386	34.0%
Gross profit	$38,684	61.6%	$33,771	66.0%

Consolidated
Revenue	$66,638	100.0%	$55,224	100.0%
Cost of revenue	25,889	38.9%	19,227	34.8%
Gross profit	$40,749	61.1%	$35,997	65.2%

Gross profit margins at the NextGen Division for the three months ended June 30, 2009 decreased to 61.6% from 66.0% from the prior year period.  Gross profit margins at the QSI Division for the three months ended June 30, 2009 decreased to 53.6% from 54.7% for the prior period ended June 30, 2008.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a divisional and consolidated basis for the three months ended June 30, 2009 and 2008.

	Hardware, Third Party Software	Payroll and related Benefits	EDI	Other	Total Cost of Revenue		Gross Profit
Three months ended
June 30, 2009
QSI Division	8.0%	15.6%	17.4%	5.5%	46.4	% *	53.6%
NextGen Division	2.4%	18.5%	10.7%	6.7%	38.4	% *	61.6%
Consolidated	2.8%	18.3%	9.5%	8.2%	38.9%		61.1%

Three months ended
June 30, 2008
QSI Division	6.7%	19.9%	15.2%	3.7%	45.4	% *	54.6%
NextGen Division	4.3%	12.4%	8.0%	9.1%	33.9	% *	66.1%
Consolidated	4.5%	12.9%	8.6%	8.8%	34.8%		65.2%

* does not add due to rounding

The increase in our consolidated cost of revenue as a percentage of revenue in the three months ended June 30, 2009 compared to the prior year period ended June 30, 2008 is primarily attributable to an increase in RCM revenue, which carries higher payroll and related benefits as a percentage of revenue and higher EDI costs in both divisions, offset by a decrease in hardware and third party software, and other expense as a percentage of revenue.  Other expense, which consists of outside service costs, amortization of software development costs and other costs, decreased to 8.2% of total revenue during the three months ended June 30, 2009 from 8.8% of total revenue during the three months ended June 30, 2008.

During the three months ended June 30, 2009, hardware and third party software constituted a smaller portion of consolidated cost of revenue compared to the prior year period in the NextGen Division.  The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 18.3% of consolidated revenue in the three months ended June 30, 2009 compared to 12.9% during the three months ended June 30, 2008, primarily due to the acquisition of HSI and PMP as service businesses have an inherently higher percentage of payroll costs as a percentage of revenue.  The absolute level of consolidated payroll and benefit expenses grew from $7.1 million in the three months ended June 30, 2008 to $12.2 million in the three months ended June 30, 2009, an increase of 71.8% or approximately $5.1 million.  Of the $5.1 million increase, approximately $2.1 million was a result of the HSI acquisition and $2.7 million was a result of the PMP acquisition.  In addition, related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division increased by $5.9 million in the three months ended June 30, 2009 to $11.6 million from $5.7 million in the three months ended June 30, 2008.  Payroll and benefits expense associated with delivering products and services in the QSI Division decreased to $0.6 million during the three months ended June 30, 2009 from $0.8 million in the three months ended June 30, 2008.  The application of SFAS 123R added negligible compensation expense and $0.1 million in compensation expense to cost of revenue in the three months ended June 30, 2009 and 2008, respectively.

As a result of the foregoing events and activities, the gross profit percentage for the Company and both our divisions decreased for the three month period ended June 30, 2009 versus the prior year period.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2009 increased 34.1% to $20.5 million as compared to $15.3 million for the three months ended June 30, 2008.  The increase in these expenses resulted from a:

▪
$2.3 million increase relates to selling, general and administrative expenses at our Practice Solutions operations, consisting of PMP and HSI, of which $1.4 million attributed to PMP which was not included in the prior year quarter.

▪	$0.8 million increase in marketing and tradeshows in the NextGen Division;
▪	$0.6 million increase in compensation expense in the NextGen Division as a result of headcount additions;
▪	$0.5 million increase in bad debt expense in the NextGen Division;
▪	$0.6 million increase in other selling, general and administrative expenses in the NextGen Division; and
▪	$0.4 million increase in corporate related expenses.

The application of SFAS 123R added approximately $0.4 million and $0.5 million in compensation expense to selling, general and administrative expenses for the three months ended June 30, 2009 and 2008, respectively, and is included in the aforementioned amounts.  Selling, general and administrative expenses as a percentage of revenue increased from 27.6% in the three months ended June 30, 2008 to 30.7% in the three months ended June 30, 2009.

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

Research and Development Costs.  Research and development costs for the three months ended June 30, 2009 and 2008 were $4.0 million and $3.1 million, respectively.  The increases in research and development expenses were due in part to increased investment in the NextGen product line.  Additionally, the application of SFAS 123R added approximately $0.02 million and $0.1 million in compensation expense to research and development costs for the three months ended June 30, 2009 and 2008, respectively. Additions to capitalized software costs offset research and development costs.  For the three months ended June 30, 2009, $1.4 million was added to capitalized software costs while $1.7 million was capitalized during the three months ended June 30, 2008.  Research and development costs as a percentage of revenue increased to 6.0% during the three months ended June 30, 2009 from 5.6% for the same period in 2008.  Research and development expenses are expected to continue at or above current dollar levels.

Interest Income.  Interest income for the three months ended June 30, 2009 decreased to $0.1 million compared to $0.4 million in the three months ended June 30, 2008. Interest income in the three months ended June 30, 2009 decreased primarily due to a greater proportion of funds invested in tax favored ARS which offer lower interest rates but higher after-tax yields compared to money market or short term U.S. Treasuries.

Our investment policy is determined by our Board.  We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds and short-term U.S. Treasuries.  We own approximately $7.4 million in ARS as of June 30, 2009, which are illiquid due to the general auction failure in the ARS market.  Our Board continues to review alternate uses for our cash including, but not limited to, payment of a dividend, initiation of a stock buy-back program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, or other items.  Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities.  Any or all of these programs could significantly impact our investment income in future periods.

Other Income (Expense).  Other income (expense) for the three months ended June 30, 2009 consists of gains and losses in fair value recorded on our ARS investments as well as on our ARS Put Option Rights.  During the three months ended June 30, 2009, we recorded an overall gain on our ARS and ARS Put Option Rights, of approximately $0.1 million.  There was no gain or loss recorded on investment securities during the three months ended June 30, 2008.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2009 was approximately $6.1 million as compared to approximately $6.9 million for the corresponding year ago period. The effective tax rates for the three months ended June 30, 2009 was 37.1% and for the three months ended June 30 2008 was 38.3%. The effective rate for the three months ended June 30, 2009 decreased from the prior year primarily due to the re-enactment of the Federal and state research and development tax credit that had previously expired and therefore was not included in the prior year’s first quarter income tax provision.

Liquidity and Capital Resources

The following table presents selected financial statistics and information as of and for each of the three months ended June 30, 2009 and 2008:
	Three months ended June 30,
	2009	2008

Cash and cash equivalents	$77,424	$61,399

Net increase in cash and cash equivalents during the three month period	$7,244	$2,353

Net income during the three month period	$10,346	$11,114

Net cash provided by operations during the three month period	$15,514	$17,071

Number of days of sales outstanding at start of the period	125	136

Number of days of sales outstanding at the end of the period	127	138

Cash Flow from Operating Activities

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software and other intangible assets, provisions for bad debts and inventory obsolescence, net deferred income taxes and stock option expenses.

The following table summarizes our statement of cash flows for the three month period ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009	2008

Net income	$10,346	$11,114

Non-cash expenses	3,483	3,138

Change in deferred revenue	(1,476)	1,343

Change in accounts receivable	(3,212)	(4,961)

Change in other assets and liabilities	6,373	6,437

Net cash provided by operating activities	$15,514	$17,071

Net Income.  As referenced in the above table, net income makes up the majority of our cash generated from operations for the three month period ended June 30, 2009 and 2008, respectively.  Our NextGen Division’s contribution to net income has increased each year due to that division’s operating income increasing more quickly than the Company as a whole.

Non-Cash Expenses.  For the three months ended June 30, 2009, non-cash expenses primarily include $0.9 million of depreciation, $1.4 million of amortization of capitalized software, $0.9 million in bad debt reserve, $0.4 million of amortization of other intangibles and $0.5 million of stock option compensation expenses.  Total non-cash expense was approximately $3.5 million and $3.1 million for the three month periods ended June 30, 2009 and 2008, respectively.

Deferred Revenue.  Cash from operations was negatively impacted from decreases in deferred revenue.  Deferred revenue decreased by approximately $1.5 million in the three month period ending June 30, 2009 versus an increase of $1.3 million in the prior year period, resulting in increases to cash provided by operating activities in the prior year quarter.

Accounts Receivable. Accounts receivable grew by approximately $3.2 million and $5.0 million in the three month periods ended June 30, 2009 and 2008, respectively.  The increase in accounts receivable during the period is partially due to the following factors:

▪	NextGen Division revenue grew 20.7% and 34.5% on a year-over-year basis, in the three month periods ended June 30, 2009 and 2008, respectively;
▪
The NextGen Division constituted a larger percentage of our receivables at June 30, 2009 compared to June 30, 2008.  Turnover of accounts receivable in the NextGen Division, not including HSI and PMP, slowed partly due to payment terms offered by the Division;

▪
Turnover of the NextGen Division accounts receivable is also slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is derived from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue which historically have accounted for a major portion of NextGen Division sales; and

▪	The HSI and PMP acquisitions added approximately $1.8 million of accounts receivable as of June 30, 2009.

The turnover of accounts receivable measured in terms of days sales outstanding (DSO) increased from 125 days to 127 days during the three month period ended June 30, 2009.  The increase is due to factors mentioned above, offset by an increase in RCM revenue, which has a faster turnover of accounts receivable compared to system sales.

If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts receivable expressed as DSO would be 88 days as of June 30, 2009 and 2008, respectively.  Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the three months ended June 30, 2009, we anticipate being able to continue to generate cash from operations during fiscal 2010 primarily from the net income of the Company.

Cash flows from investing activities

Net cash used in investing activities for the three months ended June 30, 2009 and 2008 was $3.1 million and $7.0 million, respectively.  The decrease in cash used in investing activities during the three months period ended June 30, 2009, is a result of our acquisition of HSI, during the three months period ended June 30, 2008, which included a payment of $8.2 million.  No such acquisitions took place during the three months ended June 30, 2009.  In addition, net cash used in investing activities for the three months ended June 30, 2009 and 2008 consisted of additions to equipment and improvements and capitalized software.

Cash flows from financing activities

During the three months ended June 30, 2009, we received proceeds of $2.6 million from the exercise of stock options and paid dividends totaling $8.5 million.  During the three months ended June 30, 2008, we received proceeds of $1.3 million from the exercise of stock options and paid dividends totaling $6.8 million.  In addition, during the three months ended June 30, 2008, we made loan payments of $2.3 million related to the debt assumed in the HSI acquisition.  No such payment was made during the three months ended June 30, 2009.

Cash and cash equivalents and marketable securities

At June 30, 2009, we had cash and cash equivalents of $77.4 million and marketable securities of $7.4 million.  We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products.  These developments are intended to take advantage of more powerful technologies and to increase the integration of our products.  We have no additional significant current capital commitments.

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

On July 23, 2009, the Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of September 25, 2009 with an expected distribution date on or about October 5, 2009.

Management believes that its cash and cash equivalents on hand at June 30, 2009, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends paid in the ordinary course of business for the balance of fiscal 2010.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2009, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Year Ending March 31,
2010 (remaining nine months)	$3,356
2011	4,311
2012	2,439
2013	985
2014 and beyond	135
$11,226

New Accounting Pronouncements

Refer to Note 3, New Accounting Pronouncements, in “Condensed Notes to Consolidated Financial Statements”, for a discussion of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We maintain investments in tax exempt municipal ARS.   At June 30, 2009, we had approximately $7.4 million of ARS on our Consolidated Balance Sheets.  A small portion of our portfolio is invested in closed-end funds which invest in tax exempt municipal ARS.  The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days.

Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities, or the securities mature. In February 2008, we began to experience failed auctions on our ARS and auction rate preferred securities. To determine their estimated fair values at June 30, 2009, factors including credit quality, the likelihood of redemption, and yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers were considered.  Based on our ability to access our cash, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009, the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

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

ITEM 6.                      EXHIBITS

Exhibits:

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY SYSTEMS, INC.

Date: July 31, 2009	By:	/s/ Steven Plochocki
Steven T. Plochocki
Chief Executive Officer; Principal Executive Officer

Date: July 31, 2009	By:	/s/ Paul Holt
Paul A. Holt
Chief Financial Officer; Principal Accounting Officer