Form 10-Q
period 2009-09-30
QUALITY SYSTEMS INC
filed 2009-11-03
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-12537
QUALITY SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-2888568 (I.R.S. Employer Identification No.)

18111 Von Karman Avenue, Suite 600, Irvine California (Address of Principal Executive Offices)	92612 (Zip Code)
Registrant’s telephone number, including area code: (949) 255-2600
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date 28,643,248 shares of Common Stock, $0.01 par value, as of October 29, 2009.

QUALITY SYSTEMS, INC.
For the Quarterly Period Ended September 30, 2009

PART I
CONSOLIDATED FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$75,429	$70,180
Restricted cash	897	1,303
Marketable securities	7,448	—
Accounts receivable, net	97,240	90,070
Inventories, net	1,245	1,125
Income tax receivable	5,486	5,605
Net current deferred tax assets	3,944	3,994
Other current assets	7,985	6,312

Total current assets	199,674	178,589
Marketable securities	—	7,395
Equipment and improvements, net	8,026	6,756
Capitalized software costs, net	9,646	9,552
Intangibles, net	7,955	8,403
Goodwill	29,381	28,731
Other assets	2,940	2,675

Total assets	$257,622	$242,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,673	$5,097
Deferred revenue	48,663	47,584
Accrued compensation and related benefits	7,959	9,511
Dividends payable	8,593	8,529
Other current liabilities	12,951	8,888

Total current liabilities	83,839	79,609

Deferred revenue, net of current	552	521
Net deferred tax liabilities	3,884	4,566
Deferred compensation	1,674	1,838

Total liabilities	89,949	86,534

Commitments and contingencies

Shareholders’ equity:
Common stock
$0.01 par value; authorized 50,000 shares; issued and outstanding 28,643 and 28,447 shares at September 30, 2009 and March 31, 2009, respectively	286	284
Additional paid-in capital	110,609	103,524
Retained earnings	56,778	51,759

Total shareholders’ equity	167,673	155,567

Total liabilities and shareholders’ equity	$257,622	$242,101

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Software, hardware and supplies	$22,856	$21,297	$40,632	$42,666
Implementation and training services	3,380	3,486	6,837	7,071

System sales	26,236	24,783	47,469	49,737
Maintenance	21,475	17,234	43,115	34,370
Electronic data interchange services	8,796	6,985	16,958	13,655
Revenue cycle management and related services	8,888	4,527	17,880	6,484
Other services	6,303	5,452	12,914	9,959

Maintenance, EDI, RCM and other services	45,462	34,198	90,867	64,468

Total revenue	71,698	58,981	138,336	114,205

Cost of revenue:
Software, hardware and supplies	3,737	3,395	6,441	6,882
Implementation and training services	3,296	2,626	6,177	5,640

Total cost of system sales	7,033	6,021	12,618	12,522
Maintenance	3,255	2,947	6,280	6,030
Electronic data interchange services	6,164	5,256	12,054	10,147
Revenue cycle management and related services	6,856	3,132	13,378	4,437
Other services	5,003	3,866	9,870	7,313

Total cost of maintenance, EDI, RCM and other services	21,278	15,201	41,582	27,927

Total cost of revenue	28,311	21,222	54,200	40,449

Gross profit	43,387	37,759	84,136	73,756

Operating expenses:
Selling, general and administrative	20,428	18,283	40,878	33,535
Research and development costs	4,346	3,342	8,323	6,461

Total operating expenses	24,774	21,625	49,201	39,996

Income from operations	18,613	16,134	34,935	33,760
Interest income	59	340	137	714
Other income	—	—	58	—

Income before provision for income taxes	18,672	16,474	35,130	34,474
Provision for income taxes	6,852	5,975	12,964	12,861

Net income	$11,820	$10,499	$22,166	$21,613

Net income per share:
Basic	$0.41	$0.38	$0.78	$0.78
Diluted	$0.41	$0.37	$0.77	$0.77
Weighted average shares outstanding:
Basic	28,597	27,930	28,545	27,699
Diluted	28,742	28,211	28,717	28,014
Dividends declared per common share	$0.30	$0.30	$0.60	$0.55
The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$22,166	$21,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,798	1,335
Amortization of capitalized software costs	2,851	2,463
Amortization of other intangibles	725	353
Provision for bad debts	1,803	914
Provision (reduction) for inventory obsolescense	—	(13)
Share-based compensation	1,319	1,128
Deferred income tax (benefit) expense	(631)	744
Tax benefit from exercise of stock options	1,057	3,153
Excess tax benefit from share-based compensation	(1,057)	(3,002)
Loss on disposal of equipment and improvements	—	96
Changes in assets and liabilities net of amounts acquired:
Accounts receivable	(8,816)	(12,403)
Inventories	(120)	(43)
Income tax receivable	120	—
Other current assets	(1,723)	387
Other assets	(324)	(37)
Accounts payable	558	(1,001)
Deferred revenue	1,110	1,210
Accrued compensation and related benefits	(1,551)	(21)
Income taxes payable	—	(7,067)
Other current liabilities	3,762	5,534
Deferred compensation	(164)	60

Net cash provided by operating activities	22,883	15,403

Cash flows from investing activities:
Additions to capitalized software costs	(2,945)	(3,170)
Additions to equipment and improvements	(3,068)	(1,470)
Proceeds from sale of marketable securities	—	8,600
Purchase of Sphere Health Systems, Inc.	(300)	—
Purchase of HSI, including direct transaction costs	—	(8,221)

Net cash used in investing activities	(6,313)	(4,261)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	1,057	3,002
Proceeds from the exercise of stock options	4,712	10,798
Dividends paid	(17,090)	(13,850)
Loan repayment	—	(2,258)

Net cash used in financing activities	(11,321)	(2,308)

Net increase in cash and cash equivalents	5,249	8,834
Cash and cash equivalents at beginning of period	70,180	59,046

Cash and cash equivalents at end of period	$75,429	$67,880

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	September 30,	September 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$12,363	$15,442

Non-cash investing and financing activities:
Unrealized loss on marketable securities, net of tax	$—	$(798)

Effective May 20, 2008, the Company acquired HSI in a transaction summarized as follows:
Fair value of net assets assumed	$—	$20,609
Cash paid for HSI stock	—	(8,241)
Common stock issued for HSI stock	—	(7,350)

Liabilities assumed	$—	$5,018

Effective August 12, 2009, the Company acquired Sphere
Health Systems, Inc. in a transaction summarized as follows:
Fair value of net assets assumed	$1,085	$—
Cash paid	$(300)	$—

Liabilities assumed	$785	$—

The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements as of September 30, 2009 and for the three and six months ended September 30, 2009 and 2008, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Amounts related to disclosures of March 31, 2009 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
In accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification™ (“ASC”) Topic 855, Subsequent Events, or ASC 855, the Company evaluated all events or transactions that occurred after September 30, 2009 through the date of this report, which represents the date the consolidated financial statements were issued. During this period the Company did not have any material recognizable subsequent events, except for events disclosed in note 17.
2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NextGen Healthcare Information Systems, Inc. (“NextGen Division”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”), Practice Management Partners, Inc. (“PMP”), both full-service healthcare revenue cycle management (“RCM”) companies and NextGen Sphere, LLC (“Sphere”), a service provider of information systems to healthcare facilities. All significant intercompany accounts and transactions have been eliminated.
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
References to dollar amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.
Revenue Recognition. The Company recognizes system sales revenue pursuant to FASB ASC Topic 985-605 Software, Revenue Recognition, or ASC 985-605. The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers, or VARs. The Company also generates revenue from sales of hardware and third party software, implementation, training, EDI, post-contract support (maintenance), and other services, including RCM, performed for customers who license its products.
A typical system contract contains multiple elements of the above items. FASB ASC Topic 985-605-25, Software, Revenue Recognition, Multiple Elements, or ASC 985-605-25, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. The Company has established VSOE for the related undelivered elements based on the bell-shaped curve method. Maintenance VSOE for the Company’s largest customers is based on stated renewal rates only if the rate is determined to be substantive and falls within the Company’s customary pricing practices.
When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements’ fair value relative to the total contract fair value.
When evidence of fair value exists for the undelivered elements only, the residual method, provided for under ASC 985-605, is used. Under the residual method, the Company defers revenue related to the undelivered elements in a system sale based on VSOE of fair value of each of the undelivered elements, and allocates the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.
The Company bills for the entire system sales contract amount upon contract execution except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company’s arrangements must include the following characteristics:
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
Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with FASB ASC Topic 605-35, Construction-Type and Production-Type Contracts, or ASC 605-35. Pursuant to ASC 605-35, the Company uses the percentage of completion method provided all of the following conditions exist:
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
The Company measures completion using labor input hours. Costs of providing services, including services accounted for in accordance with ASC 605-35, are expensed as incurred. Arrangements recognized under these contract accounting provisions are not significant.
If a situation occurs in which a contract is so short term that the financial statements would not vary materially from using the percentage-of-completion method or in which the Company is unable to make reliable estimates of progress of completion of the contract, the completed contract method is utilized.
Product returns are estimated in accordance with FASB ASC Topic 605-15, Revenue Recognition, Products, or ASC 605-15. The Company also ensures that the other criteria in ASC 605-15 have been met prior to recognition of revenue:
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

Revenue related to sales arrangements which include the right to use software stored on the Company’s hardware is accounted for under FASB ASC Topic 985-605-05, Software, Revenue Recognition, Hosting Arrangements, or ASC 985-605-05, which requires that for software licenses and related implementation services to continue to fall under ASC 985-605-05, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third party. If an arrangement is not deemed to be accounted for under ASC 985-605-05, the entire arrangement is accounted for as a service contract in accordance with ASC 985-605-25. In that instance, the entire arrangement would be recognized as the hosting services are being performed.
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
RCM service revenue is derived from services fees, which include amounts charged for ongoing billing and other related services, and are generally billed to the customer as a percentage of total collections. The Company does not recognize revenue for services fees until these collections are made, as the services fees are not fixed or determinable until such time.
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
The Company’s investments at September 30, 2009 are in tax exempt municipal Auction Rate Securities (ARS) which are classified as either current or non-current marketable securities on the Company’s Consolidated Balance Sheets, depending on the liquidity and timing of expected realization of such securities. The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days. Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. Under their respective terms, the securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities or the securities mature. In February 2008, the Company began to experience failed auctions on its ARS.
The Company’s ARS are held by UBS Financial Services Inc. (UBS). On November 13, 2008, the Company entered into an Auction Rate Security Rights Agreement (the Rights Agreement) with

UBS, whereby the Company accepted UBS’ offer to purchase the Company’s ARS investments at any time during the period of June 30, 2010 through July 2, 2012. As a result, the Company had obtained an asset, ARS put option rights, whereby the Company has a right to “put” the ARS back to UBS. The Company expects to exercise its ARS put option rights and put its ARS back to UBS on June 30, 2010, the earliest date allowable under the Rights Agreement.
Prior to signing the Rights Agreement the Company had asserted that it had the intent and ability to hold these securities until anticipated recovery and classified its ARS as held for sale securities on its Consolidated Balance Sheet. By accepting the Rights Agreement, the Company could no longer assert that it has the intent to hold the auction rate securities until anticipated recovery and consequently elected to reclassify its investments in ARS as trading securities, as defined by FASB ASC Topic 320, Investments — Debt and Equity Securities, or ASC 320, on the date of Company’s acceptance of the Rights Agreement. As trading securities, the ARS are carried at fair value with changes recorded through earnings.
To determine the estimated fair values of the ARS at September 30, 2009, factors including credit quality, assumptions about the likelihood of redemption, observable market data such as yields or spreads of fixed rate municipal bonds and other trading instruments issued by the same or comparable issuers were considered. Based on this analysis, the Company recognized a gain of approximately $53 through its earnings in the six months ended September 30, 2009. The estimated fair value of the ARS as of September 30, 2009 was determined to be $7,448 and is included on the accompanying Consolidated Balance Sheets in current assets.
As the Company will be permitted to put the ARS back to UBS at par value, the Company accounted for the ARS put option rights as a separate asset that was measured at its fair value with changes recorded through earnings. The Company has valued the ARS put option right as the approximate midpoint between various fair values, measured as the difference between the par value of the ARS and the fair value of the securities, discounted by the credit risk of the broker and other factors such as the Company’s historical experience to sell ARS at par. Based on this analysis, the Company recognized a gain of approximately $5 through its earnings in the six months ended September 30, 2009. The estimated fair value of the ARS put option rights as of September 30, 2009 was determined to be approximately $500, and is included on the accompanying Consolidated Balance Sheets in other current assets.
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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with FASB ASC Topic 985-20, Software, Costs of Computer Software to be Sold, Leased or Marketed, or ASC 985-20. Such capitalized costs are amortized on a straight-line basis over the estimated economic life of the related product of three years. The Company provides support services on the current and prior two versions of its software. Management performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.
Goodwill and Intangible Assets.
Goodwill. Goodwill is related to the NextGen Division and the HSI, PMP and Sphere acquisitions, which closed on May 20, 2008, October 28, 2008 and August 12, 2009, respectively (see Notes 6, 7 and 8). In accordance with FASB ASC Topic 350-30, Intangibles — Goodwill and Other, Goodwill, or ASC 350-30, the Company tests goodwill for impairment annually at the end of its first fiscal quarter for the NextGen Division, HSI, PMP and Sphere, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company has determined that there was no indication of impairment to its goodwill as of September 30, 2009. See also Note 7.
Intangible Assets. Intangible assets consist of capitalized software costs, customer relationships, trade names and trademarks and certain intellectual property. Intangible assets related to customer relationships and trade names arose in connection with the acquisition of HSI, PMP and Sphere. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments. Intangible assets are amortized over their remaining estimated useful lives, ranging from 4 to 6 years. The Company’s amortization policy for intangible assets is based on the principles in FASB ASC Topic 350-20, Intangibles — Goodwill and Other, General Intangibles Other than Goodwill, or ASC 350-20, which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.
Long-Lived Assets. The Company assesses the recoverability of long-lived assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets, or ASC 360-10. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.
Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment to its long-lived assets as of September 30, 2009. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.
Income Taxes. The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes, or ASC 740. Income taxes are provided based on current taxable income and the future tax consequences of temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary. Management makes a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. These assumptions and estimates consider the taxing jurisdiction in which the Company operates as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions and future projected profitability of the Company’s businesses based on management’s interpretation of existing facts and circumstances. See Note 11.
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
Share-Based Compensation. FASB ASC Topic 718 Compensation — Stock Compensation, or ASC 718, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using historical exercise experience. Volatility is estimated by using the weighted average historical volatility of our common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s Consolidated Statements of Income.
The following table shows total stock-based compensation expense included in the Consolidated Statements of Income for the three and six months ended September 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Costs and expenses:
Cost of revenue	$12	$78	$27	$153
Research and development	20	81	37	185
Selling, general and administrative	825	262	1,255	790

Total share-based compensation	$857	$421	$1,319	$1,128
Amounts capitalized in software development costs	(10)	(8)	(25)	(18)

Amounts charged against earnings, before income tax benefit	$847	$413	$1,294	$1,110

Amount of income tax benefit related to stock options exercised during the period	$260	$129	$1,057	$310

3. New Accounting Pronouncements
Newly Adopted Accounting Standards
In July 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles, or ASC 105, (formerly FASB Statement No. 168 FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles). ASC 105 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification were effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, the adoption on July 1, 2009, did not have a material impact on the Company’s consolidated financial statements. The Company adjusted historical GAAP references in this second quarter 2010 Form 10-Q to reflect accounting guidance references included in the Codification.
Recently Issued Accounting Standards
In September 2009 the FASB reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these ASUs will have on its consolidated financial statements.
Recently Issued Accounting Standards (Not codified yet)
In June 2009, the FASB issued the following new accounting standards, which remain authoritative until such time that each is integrated into the Codification:
•	SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166; and

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167;
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
4. Fair Value Measurements
The Company adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures, or ASC 820 prospectively effective April 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company adopted the remaining aspects of ASC 820 relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective April 1, 2009. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:
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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2009:

		Quoted Prices
		in Active	Significant
		Markets For	Other
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$75,429	$75,429	$—	$—
Restricted cash	897	897	—	—
Marketable securities(1)	7,448	—	—	7,448
ARS put option right	473	—	—	473

	$84,247	$76,326	$—	$7,921

(1)	Marketable securities consist of ARS.
The fair value of the Company’s ARS, including the Company’s ARS put option rights has been estimated by management based on its assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 — unobservable inputs in accordance with ASC 820, and represents $7,921 or 9.4%, of total financial assets measured at fair value in accordance with ASC 820 at September 30, 2009. Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, such as a liquidity discount, credit rating of the issuers, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. The estimate of the fair value of the ARS and ARS put option rights could change based on market conditions. For additional information on cash and cash equivalents, restricted cash or marketable securities, see Note 2.
Upon execution of the Rights Agreement (see Note 2), the Company elected to fair value the ARS put option rights under FASB ASC Topic 825, Financial Instruments, or ASC 825. The Company fair valued the ARS put option rights at the inception of the Rights Agreement and is required to do so each reporting period, with corresponding changes in fair value being reported through current period earnings.
The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2009:
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the six months ended September 30, 2009:

Balance at March 31, 2009	$7,863
Transfer in/(out) of Level 3	—
Proceeds from sales (at par)	—
Recognized gain	58

Balance at September 30, 2009	$7,921

5. Composition of Certain Financial Statement Captions
Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets as part of the deferred revenue balance.

	September 30,	March 31,
	2009	2009

Accounts receivable, excluding undelivered software, maintenance and services	$73,378	$64,003
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	27,969	29,944

Accounts receivable, gross	101,347	93,947
Allowance for doubtful accounts	(4,107)	(3,877)

Accounts receivable, net	$97,240	$90,070

Inventories are summarized as follows:

	September 30,	March 31,
	2009	2009

Computer systems and components, net of reserve for obsolescence of $210, respectively	$1,224	$1,105
Miscellaneous parts and supplies	21	20

Inventories, net	$1,245	$1,125

Accrued compensation and related benefits are summarized as follows:

	September 30,	March 31,
	2009	2009

Payroll, bonus and commission	$4,005	$5,768
Vacation	3,954	3,743

Accrued compensation and related benefits	$7,959	$9,511

Short and long-term deferred revenue are summarized as follows:

	September 30,	March 31,
	2009	2009

Maintenance	$8,309	$9,083
Implementation services	31,552	28,655
Annual license services	6,757	8,176
Undelivered software and other	2,597	2,191

Deferred Revenue	$49,215	$48,105

Other current liabilities are summarized as follows:

	September 30,	March 31,
	2009	2009
Accrued EDI expenses	$2,548	$1,258
Customer deposits — UGM	2,320	—
Accrued royalties	1,349	933
Care services liabilities	897	1,303
Customer deposits — other	798	674
Deferred rent	718	782
Professional fees	620	409
Sales tax payable	497	602
Commission payable	333	385
Other accrued expenses	2,871	2,542

Other current liabilities	$12,951	$8,888

6. Business Combinations
On May 20, 2008, the Company acquired HSI, a full-service healthcare RCM company and on October 28, 2008, the Company acquired PMP, a full-service healthcare RCM company.
The Company has accounted for these acquisitions as a purchase business combination as defined in FASB ASC Topic 805-10 Business Combinations, or ASC 805-10. Under the purchase method of accounting, the purchase price was allocated to HSI and PMP’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisitions dates. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value.
On August 12, 2009, the Company entered into an Asset Purchase Agreement (“Agreement”), with Sphere Health Systems, Inc. The Company accounted for this acquisition as a purchase business combination as defined in ASC 805-10. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value.
The purchase price consisted of cash consideration of $300 plus additional contingent consideration to be made over a five year period, consisting of maintenance revenue and license fee payments, collectively referred to as the “Royalty or Earn-out Payments” as defined in the Agreement, not to exceed $2.5 million, based on probability of achieving certain business milestones. The Company recorded $277 of intangible assets primarily related to intellectual property, and $650 of goodwill in connection with the acquisition. The Company is amortizing the customer relationships intangible asset over 4 years and the intellectual property over 3 years.
The following table summarizes the preliminary allocation of the purchase price, as of September 30, 2009:

Current assets (consisting of accounts receivable only)	$158
Customer relationships	149
Trade names and trademarks	15
Intellectual property	113
Goodwill (including assembled workforce of $84)	650
Current liabilties, including long-term debt due within one year	(79)
Contingent consideration	(706)

Total cash consideration	$300

7. Goodwill
In accordance with ASC 350-30, the Company does not amortize goodwill as the goodwill has been determined to have indefinite useful life.
Goodwill consists of the following:

September 30,
2009
NextGen Healthcare Information Systems	$1,840
Healthcare Strategic Initiatives	10,839
Practice Management Partners	16,052
Sphere Health Systems, Inc	650

$29,381

8. Intangible Assets — Customer Relationships and Trade Name
The Company had the following intangible assets, other than capitalized software development costs, with determinable lives as of September 30, 2009:

	Customer		Software
	Relationships	Trade Name	Technology	Total

Balance as of April 1, 2009	$7,877	$526	$—	$8,403
Acquisition	164	—	113	277
Amortization	(641)	(79)	(5)	(725)

Balance as of September 30, 2009	$7,400	$447	$108	$7,955

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of September 30, 2009:

For the year ending March 31,
2010 (remaining six months)	$753
2011	1,507
2012	1,507
2013	1,372
2014	1,284
2015 and beyond	1,532

Total	$7,955

9. Capitalized Software Costs
The Company had the following amounts related to capitalized software development costs:

	September 30,	March 31,
	2009	2009

Gross carrying amount	$36,453	$33,508
Accumulated amortization	(26,807)	(23,956)

Net capitalized software development	$9,646	$9,552

Aggregate amortization expense during the six and twelve month period	$2,851	$5,163

Activity related to net capitalized software costs for the six months ended September 30, 2009 and 2008 is as follows:

	September 30,	September 30,
	2009	2008
Beginning of the period	$9,552	$8,852
Capitalization	2,945	3,170
Amortization	(2,851)	(2,463)

End of the period	$9,646	$9,559

The following table represents the remaining estimated amortization of capitalized software development costs with determinable lives as of September 30, 2009:

For the year ending March 31,
2010 (remaining six months)	$2,864
2011	4,242
2012	2,168
2013	372

Total	$9,646

10. Share-Based Awards
Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted shall be determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of September 30, 2009, there were 332,669 outstanding options related to this Plan.
In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board. As of September 30, 2009, 2,030,669 shares were available for future grant under the 2005 Plan. As of September 30, 2009, there were 321,283 outstanding options related to this Plan.

A summary of stock option transactions during the six months ended September 30, 2009 is as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Number of	Exercise	Remaining	Value (in
	Options	Price	Contractual	thousands)
Outstanding, April 1, 2009	820,082	$32.39	3.63

Granted	30,000	$58.03	7.97
Exercised	(196,130)	$24.03	2.52	$6,826
Forfeited/Canceled	—	—	—	—

Outstanding, September 30, 2009	653,952	$36.08	3.57	$16,671

Vested and expected to vest, September 30, 2009	647,258	$36.04	3.57	$16,527

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of FASB ASC Topic 718 Compensation — Stock Compensation, or ASC 718. The following assumptions were utilized for options granted during the period:

Six Months Ended
	September 30,	September 30,
	2009	2008

Expected life	4.42 years	4.01 years
Expected volatility	47.7% - 48.7%	42.0% - 43.4%
Expected dividends	1.9% - 2.3%	2.9% - 3.5%
Risk-free rate	2.4% - 2.5%	3.0% - 3.4%
During the six months ended September 30, 2009 and 2008, 30,000 and 218,190 options were granted, respectively, under the 2005 Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 1.8% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The weighted average grant date fair value of stock options granted during the six months ended September 30, 2009 and 2008 was $20.83 and $10.76 per share.
On September 17, 2009, the Board of Directors granted a total of 30,000 options under the Company’s 2005 Plan to an employee at an exercise price equal to the market price of the Company’s common stock on the date of grant ($58.03 per share). The options vest in five equal annual installments beginning September 17, 2010 and expire on September 17, 2017.
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
Performance-Based Awards
On May 27, 2009, the Board of Directors approved its fiscal 2010 equity incentive program for employees to be awarded options to purchase the Company’s common stock. The maximum number of options available under the equity incentive program plan is 320,000, of which 105,000 are reserved for the Company’s Named Executive Officers and 215,000 for non-executive employees of the Company. Under the program, executives are eligible to receive options based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2010. Under the program, the non-executive employees are eligible to receive options based satisfying certain management established criteria. If earned, the options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years, vesting in five equal annual installments commencing one year following the date of grant. Compensation expense associated with the executive performance based awards are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. Compensation expense associated with the non-executive awards is based on the number of options expected to vest, which is based on probability of achieving predetermined goals established by management. The Company utilized the Black-Scholes option valuation model and estimated the fair value of these awards for non-executive employees to be approximately $361 based on requisite service periods completed during the six months ended September 30, 2009. Compensation expense of approximately $18 was recorded for the executive awards during the six months ended September 30, 2009.
The following assumptions were utilized for performance based awards under the Company’s 2010 incentive plan during the six months ended September 30, 2009:

Six Months Ended
September 30, 2009

Expected life	4.42 years
Expected volatility	48.4%
Expected dividends	2.3%
Risk-free rate	2.5%
Non-vested stock option award activity, including employee stock options and performance-based awards for the six months ended September 30, 2009, is summarized as follows:

		Weighted-
	Non-vested	Average Grant
	Number of	Date Fair Value
	Shares	per Share

Non-vested, April 1, 2009	465,345	$11.74

Granted	30,000	20.83
Vested	(119,956)	12.15
Forfeited/Canceled	—	—

Non-vested, September 30, 2009	375,389	$12.33

As of September 30, 2009, $10,452 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 4.07 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2009 and 2008 was $1,457 and $1,736, respectively.
Restricted Stock Units
On May 27, 2009, the Board of Directors approved its Outside Director Compensation Plan, whereby each non-employee Director is to be awarded shares of restricted stock units upon election or re-election to the Board. Such restricted units vest in two equal, annual installments on the first and second anniversaries of the grant date and are nontransferable for one year following vesting. The

Company estimated the fair value of the restricted stock units using the market price of its common stock on the date of the grant ($53.86 per share on August 13, 2009, the grant date). The fair value of these restricted units is amortized on a straight-line basis over the vesting period. As of September 30, 2009, 8,000 restricted units were issued and approximately $28 of compensation expense was recorded under this Plan during the three months ended September 30, 2009.
As of September 30, 2009, $403 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 1.87 years. This amount does not include the cost of new restricted stock units that may be granted in future periods or any changes in the Company’s forfeiture percentage. During the three months ended September 30, 2009, no restricted stock units became vested.
11. Income Taxes
The provision for income taxes for the six months ended September 30, 2009 was approximately $12,964 as compared to approximately $12,861 for the year ago period. The effective tax rates for the six months ended September 30, 2009 and 2008 were 36.9% and 37.3%, respectively. The provision for income taxes for the six months ended September 30, 2009 differ from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, the qualified production activities deduction and Federal and State research and development tax credits. The effective rate for the six months ended September 30, 2009 decreased from the prior year primarily due to the reenactment of the Federal research and development tax credit statute which occurred in the fourth quarter of fiscal year 2009 and therefore was not included in the prior period provision.
Uncertain tax positions
As of September 30, 2009, the Company has provided a liability of $57 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, $57 would impact the Company’s effective tax rate. The reserve has not materially changed for the six months ended September 30, 2009.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$11,820	$10,499	$22,166	$21,613

Basic net income per common share:

Weighted average of common shares outstanding	28,597	27,930	28,545	27,699

Basic net income per common share	$0.41	$0.38	$0.78	$0.78

Net income	$11,820	$10,499	$22,166	$21,613

Diluted net income per common share:

Weighted average of common shares outstanding	28,597	27,930	28,545	27,699
Effect of potentially dilutive securities (options)	145	281	172	315

Weighted average of common shares outstanding — Diluted	28,742	28,211	28,717	28,014

Diluted net income per common share	$0.41	$0.37	$0.77	$0.77

The computation of diluted net income per share does not include 60,000 options for both the three and six months ended September 30, 2009, because their inclusion would have an anti-dilutive effect on net income per share.
The computation of diluted net income per share does not include 394,148 and 328,049 options for the three and six months ended September 30, 2008, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
13. Other Comprehensive Income. Comprehensive income includes all changes in Shareholders’ Equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income, net of income tax, consist of unrealized losses on marketable securities. There were no other comprehensive income items for the three and six months ended September 30, 2009.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$11,820	$10,499	$22,166	$21,613
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	—	(264)	—	(798)

Comprehensive income	$11,820	$10,235	$22,166	$20,815

14. Operating Segment Information
The Company has prepared operating segment information in accordance with FASB ASC Topic 280 Operating Segments, or ASC 280, to report components that are evaluated regularly by its chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Reportable operating segments include the NextGen Division and the QSI Division.
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
The QSI Division, co-located with the Company’s Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the division supports a number of medical clients that utilize the division’s UNIXa based medical practice management software product. The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia, St. Louis, Missouri and Hunt Valley, Maryland, focuses principally on developing and marketing products and services for medical practices. The Practice Solutions Unit, with significant locations in St. Louis, Missouri and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services. This Unit combines a web-delivered Software as a Service, or SaaS model and the NextGen EPM software platform to execute its service offerings.
The accounting policies of the Company’s operating segments are the same as those described in Note 2 — Summary of Significant Accounting Policies, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management. Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented. All of the recorded goodwill at September 30, 2009 relates to the Company’s NextGen, Sphere and Practice Solutions Unit, which include HSI and PMP.
Operating segment data is as follows:

[a]	UNIX is a registered trademark of the AT&T Corporation.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
QSI Division	$4,250	$4,113	$8,106	$8,180
NextGen Division	67,448	54,868	130,230	106,025

Consolidated revenue	$71,698	$58,981	$138,336	$114,205

Operating income:
QSI Division	$901	$952	$1,565	$1,928
NextGen Division	21,797	19,301	41,176	39,236
Unallocated corporate expenses	(4,085)	(4,119)	(7,806)	(7,404)

Consolidated operating income	$18,613	$16,134	$34,935	$33,760

15. Concentration of Credit Risk
The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2009. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.
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
17. Subsequent Events
On October 28, 2009, the Board of Directors approved a regular quarterly dividend of thirty cents ($0.30) per share payable on its outstanding shares of common stock. The cash dividend record date is December 23, 2009 and the cash dividend is expected to be distributed to shareholders on or about January 5, 2010.
The Company has evaluated all events and transactions subsequent to September 30, 2009 through November 3, 2009.

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
Our MD&A is organized as follows:
•	Management Overview. This section provides a general description of our Company and operating segments, a discussion as to how we derive our revenue, background information on certain trends and developments affecting our Company and a discussion on management’s strategy for driving revenue growth.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 of our Condensed Notes to Consolidated Financial Statements included in this Report.

•	Company Overview. This section provides a more detailed description of our Company, operating segments, products and services offered.

•	Overview of Results of Operations and Results of Operations by Operating Divisions. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating division basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our Company or may be adopted in the future.
Management Overview
Quality Systems Inc., comprised of the QSI Division (“QSI Division”), a wholly-owned subsidiary, NextGen Healthcare Information Systems, Inc. (“NextGen Division” or “NextGen”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”), and Practice Management Partners, Inc. (“PMP”) (collectively, the “Company”, “we”, “our”, or “us”) develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers, and medical and dental schools. The Company also provides revenue cycle management (“RCM”) services through the Practice Solutions Unit of NextGen. Operationally, our Practice Solutions operations are conducted through HSI and PMP, and are considered and administered as part of the NextGen Division.

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
On August 12, 2009, we acquired Sphere Health Systems, Inc, a service provider of information systems to healthcare facilities. This acquisition is also part of our strategy to add new customers by expanding the features and functionality of our products.
Our strategy is, at present, to focus on providing software and services to medical and dental practices. The key elements of this strategy are to:
•	continue development and enhancement of select software solutions in target markets,

•	continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation, and support,

•	continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline,

•	add new customers through maintaining and expanding sales, marketing and product development activities, and

•	expand our relationship with existing customers through delivery of new products and services.
Critical Accounting Policies and Estimates
The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates for reasonableness, including but not limited to those related to:
•	revenue recognition,

•	valuation of marketable securities and ARS put option rights,

•	uncollectible accounts receivable,

•	share based compensation,

•	software development cost,

•	income taxes, and

•	business combination and goodwill.
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
Revenue Recognition. We currently recognize system sales revenue pursuant to FASB ASC Topic 985-605 Software, Revenue Recognition, or ASC 985-605. We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers, or VARs. We also generate revenue from sales of hardware and third party software, implementation, training, software customization, EDI, post-contract support (maintenance) and other services, including RCM services, performed for customers who license our products.
A typical system contract contains multiple elements of the above items. FASB ASC Topic 985-605-25, Software, Revenue Recognition, Multiple Elements, or ASC 985-605-25, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter or annually depending on the nature of the product or service. We have established VSOE for the related undelivered elements based on the bell-shaped curve method. Maintenance VSOE for our largest customers is based on stated renewal rates only if the rate is determined to be substantive and falls within our customary pricing practices.
When evidence of fair value exists for the undelivered elements only, the residual method, provided for under ASC-985-605, is used. Under the residual method, we defer revenue related to the undelivered elements in a system sale based on VSOE of fair value of each of the undelivered elements, and allocate the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. Undelivered elements of a system sale may include implementation and training services, hardware and third party software, maintenance, future purchase discounts, or other services. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.
We bill for the entire system sales contract amount upon contract execution, except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. In certain transactions whose collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of our arrangements must include the following characteristics:
•	The fee must be negotiated at the outset of an arrangement, and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users; and
•	Payment terms must not be considered extended. If a significant portion of the fee is due more than 12 months after delivery or after the expiration of the license, the fee is presumed not fixed or determinable.
Revenue from implementation and training services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period.
Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with FASB ASC Topic 605-35, Construction-Type and Production-Type Contracts, or ASC 605-35. Pursuant to ASC 605-35, the Company uses the percentage of completion method provided all of the following conditions exist:
Pursuant to ASC 605-35, we use the percentage of completion method provided all of the following conditions exist:

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
We measure completion using labor input hours. Costs of providing services, including services accounted for in accordance with ASC 605-35, are expensed as incurred.
If a situation occurs in which a contract is so short term that the consolidated financial statements would not vary materially from using the percentage-of-completion method or in which we are unable to make reliable estimates of progress of completion of the contract, the completed contract method is utilized.
Product returns are estimated in accordance with FASB ASC Topic 605-15, Revenue Recognition, Products, or ASC 605-15. The Company also ensures that the other criteria in ASC 605-15 have been met prior to recognition of revenue:
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
Revenue related to sales arrangements which include the right to use software stored on the Company’s hardware are accounted for under FASB ASC Topic 985-605-05, Software, Revenue Recognition, Hosting Arrangements, or ASC 985-605-05, which requires that for software licenses and related implementation services to continue to fall under ASC 985-605-05, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third party. If an arrangement is not deemed to be accounted for under ASC 985-605-05, the entire arrangement is accounted for as a service contract in accordance with ASC 985-605-25. In that instance, the entire arrangement would be recognized as the hosting services are being performed.
RCM revenue is derived from services fees, which include amounts charged for ongoing billing and other related services and are generally billed to the customer as a percentage of total collections. We do not recognize revenue for services fees until these collections are made as the services fees are not fixed or determinable until such time.
From time to time, we offer future purchase discounts on our products and services as part of our sales arrangements. Pursuant to ASC 985-605-55, discounts which are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, which are incremental to the range of discounts typically given in comparable transactions, and which are significant, are treated as an additional element of the contract to be deferred. Amounts deferred related to future purchase options are not recognized until either the customer exercises the discount offer or the offer expires.
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
The fair value of our marketable securities has been estimated by management based on certain assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 — unobservable inputs in accordance with FASB ASC Topic 820-10 Fair Value Measurements and Disclosures-Overall, or ASC 820-10(see Note 4 of our Condensed Notes to the Consolidated Financial Statements: “Fair Value Measurements”). Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, including a liquidity discount, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. The estimate of the fair value of the marketable securities could change based on market conditions.
Our ARS are held by UBS Financial Services Inc. (“UBS”). On November 13, 2008, we entered into an Auction Rate Security Rights Agreement (the Rights Agreement) with UBS, whereby we accepted UBS’ offer to purchase our ARS investments at any time during the period of June 30, 2010 through July 2, 2012. As a result we had obtained an asset, ARS put option rights, whereby we have a right to “put” the ARS back to UBS. We expect to exercise our ARS put option rights and put our ARS back to UBS on June 30, 2010, the earliest date allowable under the Rights Agreement.
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
Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established with the completion of a working model of the enhancement or product, any additional development costs are capitalized in accordance with FASB ASC Topic 985-20, Software, Costs of Computer Software to be Sold, Leased or Marketed, or ASC 985-20. Such capitalized costs are amortized on a straight line basis over the estimated economic life of the related product, which is generally three years. We perform an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.
Share-Based Compensation. We apply the provisions of FASB ASC Topic 718 Compensation — Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. ASC 718 requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We estimated the expected term of the option using historical exercise experience. We estimate volatility by using the weighted average historical volatility of our common stock, which we believe approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the option pricing model to determine the estimated fair value. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service period in our consolidated statement of income.
Research and Development Tax Credits. Management’s treatment of research and development tax credits represented a significant estimate which affected the effective income tax rate for us for the quarter ended September 30, 2009. Research and development credits taken by us involve certain assumptions and judgments regarding qualified expenses under Internal Revenue Code (“IRC”) Section 41. These credits are subject to examination by the federal and state taxing authorities.
Qualified Production Activities Deduction. Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for us for the quarters ended September 30, 2009 and 2008. The deduction taken by us involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under IRC Section 199.
Goodwill. Our goodwill is related to the NextGen Division and the HSI, PMP and Sphere acquisitions, which closed on May 20, 2008, October 28, 2008 and August 12, 2009, respectively (see Notes 6, 7 and 8 of our Condensed Notes to Consolidated Financial Statements). We test goodwill for impairment annually at the end of our first fiscal quarter for the NextGen Division, HSI, PMP and Sphere, referred to as the annual test date or between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level and an impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
Business Combinations. In accordance with business combination accounting under FASB ASC Topic 805, Business Combinations, or ASC 805 we allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets acquired. Management’s estimates of fair value are based upon assumptions believed to be reasonable. These estimates are based on information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to:
•	future expected cash flows from acquired businesses; and

•	the acquired company’s brand and market position.
Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results and we will continue to evaluate events and circumstances on an ongoing basis.
Company Overview
Quality Systems Inc., comprised of the QSI Division, NextGen Division, HSI and PMP, develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers, and medical and dental schools. The Company also provides revenue cycle management (“RCM”) services through the Practice Solutions Unit of NextGen. Operationally, our Practice Solutions operations are conducted through HSI and PMP, and are considered and administered as part of the NextGen Division.
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
Our NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen product name. Major product categories of the NextGen suite include Electronic Health Records (“NextGenehr”), Enterprise Practice Management (“NextGenepm”), Enterprise Appointment Scheduling (“NextGeneas”), Enterprise Master Patient Index (“NextGenepi”), NextGen Image Control System (“NextGenics”), Managed Care Server (“NextGenmcs”), Electronic Data Interchange, System Interfaces, Internet Operability (“NextGenweb”), a Patient-centric and Provider-centric Web Portal solution (“NextMD.com”), NextGen Express, a scaled-down version of NextGenehr designed for small practices and NextGen Community Health Solution (“NextGenchs”). Beginning in the fiscal year ended March 31, 2008, the NextGen Division began offering optional NextGen Hosting Solutions to new and existing customers. NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.
We continue to pursue product enhancement initiatives within each division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.
Inclusive of divisional maintenance, EDI and RCM revenue, the NextGen Division accounted for approximately 94.1% of our revenue for the second quarter of fiscal 2010 compared to 93.0% in the second quarter of fiscal 2009. Inclusive of divisional maintenance and EDI revenue, the QSI Division accounted for approximately 5.9% and 7.0% of revenue in the second quarter of fiscal 2010 and 2009, respectively. The NextGen Division’s year over year revenue grew 22.9% and 33.4% in the second quarter of fiscal 2010 and 2009, respectively, while the QSI Division’s year over year revenue grew by 3.3% in the second quarter of fiscal 2010 and remained unchanged when compared in the second quarter of fiscal 2009.
In addition to the aforementioned software solutions which we offer through our two divisions, each division offers comprehensive hardware and software installation services, maintenance and support services, and system training services.
On December 11, 2007, the Company announced the formal public launch of NextGen Practice Solutions, a business unit devoted to providing physician practices with cost effective RCM services. This unit combines a web-delivered Software as a Service, or SaaS model and the NextGenepm software platform to execute its service offerings. Clients may also deploy NextGenehr as part of their Practice Solutions implementation.

Overview of Our Results
•	Consolidated revenue grew 21.1% in the six months ended September 30, 2009 versus the same period in 2008 and 31.0% in the six months ended September 30, 2008 versus 2007. For the six months ended September 30, 2009, revenue was positively impacted by the HSI and PMP acquisitions, which companies generated $12.1 million and $9.1 million of revenue for the six months ended September 30, 2009, respectively. The six months ended September 30, 2008 included $4.2 million related to the HSI acquisition. Recurring EDI and maintenance revenue contributed to an increase of $12.0 million in revenue during the six months ended September 30, 2009 over the same period a year ago.
•	Uncertainty over the final rules regarding incentive payments tied to the ARRA negatively impacted system sales revenue in the three month period ended June 30, 2009, however, the September quarter indicated a modest amount of positive momentum as indicated by increased systems sales which grew to a record $26.2 million versus $24.8 million in the year ago quarter and $21.2 million in the prior quarter.
•	Consolidated income from operations increased 3.5% in the six months ended September 30, 2009 versus the same period in 2008 and increased 27.2% in the six months ended September 30, 2008 versus 2007. For the six months ended September 30, 2009, operating income was negatively impacted by a shift in revenue mix with an increased share of hardware, EDI, and RCM revenue resulting in a decline in our gross profit margin. We also invested in higher selling, general and administrative expenses in order to take full advantage of the ARRA.
•	We do not believe the revenue mix changes noted above represent a change in the overall purchasing environment. On top of the potential benefits from the recently enacted ARRA, we have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic health records and other technology in the healthcare arena.
•	While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the current economic environment combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records negatively impacted our fiscal 2010 first quarter results and makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.
NextGen Division
•	NextGen Division revenue increased 22.8% in the six months ended September 30, 2009 versus 2008 and 33.9% in the six months ended September 30, 2008 versus 2007. Divisional operating income (which excludes unallocated corporate expenses) increased 4.9% in the six months ended September 30, 2009 versus 2008 and increased 32.7% in the six months ended September 30, 2008 versus 2007.
•	HSI contributed $12.1 million and $5.9 million to NextGen’s revenue for the six months ended September 30, 2009 and 2008, respectively. HSI’s operating income added $1.1 million and $0.3 million to NextGen’s operating income during the same periods, respectively. Increased software revenue contributed to the increase in operating income for HSI. The HSI acquisition closed on May 20, 2008.
•	PMP contributed $9.1 million to NextGen’s revenue for the six months ended September 30, 2009. PMP’s operating income added $1.1 million to NextGen’s operating income during the same period. There was no revenue or operating income included from PMP in the six months ended September 30, 2008, as the PMP acquisition did not close until the third quarter of fiscal year 2009.
•	Recurring revenue represented $84.3 million and accounted for 64.7% of total NextGen revenue during the six months ended September 30, 2009 while in the same period a year ago, recurring revenue represented 54.8% of total NextGen revenue or $58.2 million. The shift in revenue mix resulted in lower gross margins as revenue growth is in EDI and RCM revenue, which have lower margins than system sales revenue.
•	During the six months ended September 30, 2009, we added staffing resources in anticipation of future growth from the ARRA. We intend to continue doing so in future periods to maximize our opportunities from the ARRA. Compensation expense increased approximately $2.6 million in the quarter ended September 30, 2009 versus 2008.
•	Our goals include taking maximum advantage of future benefits related to the ARRA and continuing to further enhance and expand the marketing and sales of our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers, expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the Practice Solutions arena.

QSI Division
•	Our QSI Division revenue decreased 1.0% in the six months ended September 30, 2009 versus the same period in 2008 and increased 2.4% in the six months ended September 30, 2008 versus the same period in 2007. The Division experienced an 18.8% decrease in operating income (excluding unallocated corporate expenses) in the six months ended September 30, 2009 versus the same period in 2008 as compared to a 17.8% decrease in operating income in the six months ended September 30, 2008 versus the same period in 2007. For the six months ended September 30, 2009, operating income was negatively impacted by lower revenues as well as an increase in selling, general and administrative expense.
•	In July 2009, we licensed source code from PlanetDDS, Inc., that will allow us to deliver hosted, web-based Software-as-a-Service (SaaS) practice management and clinical software solutions to the dental industry. The software solution will be marketed primarily to the multi-location dental group practice market for which QSI has historically been a dominate player. This new software solution brings the QSI division to the forefront of the emergence of internet based applications and cloud computing and represents a significant growth opportunity for the QSI division to sell both to QSI’s existing customer base as well as new customers.
•	Our goal for the QSI Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new NextDDS product. The QSI division also intends to leverage the NextGen sales force to sell its dental EMR software to practices that provide both medical and dental services such as Federal Qualified Health Centers which are receiving grants as part of the American Reinvestment and Recovery Act.
The following table sets forth for the periods indicated the percentage of revenues represented by each item in our Consolidated Statements of Income (unaudited).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Unaudited)	2009	2008	2009	2008
Revenues:
Software, hardware and supplies	31.9%	36.1%	29.4%	37.4%
Implementation and training services	4.7	5.9	4.9	6.2

System	36.6	42.0	34.3	43.6

Maintenance	30.0	29.2	31.2	30.1
Electronic data interchange services	12.3	11.9	12.3	11.9
Revenue cycle management	12.4	7.7	12.9	5.7
Other services	8.8	9.2	9.3	8.7

Maintenance, EDI, RCM and other services	63.4	58.0	65.7	56.4

Total	100.0	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	5.2	5.8	4.7	6.0
Implementation and training services	4.6	4.4	4.5	4.9

Total cost of system sales	9.8	10.2	9.1	10.9

Maintenance	4.5	5.0	4.5	5.3
Electronic data interchange services	8.6	8.9	8.7	8.9
Revenue cycle management	9.6	5.3	9.7	3.9
Other services	7.0	6.6	7.1	6.4

Total cost of maintenance, EDI, RCM and other services	29.7	25.8	30.1	24.5

Total cost of revenue	39.5	36.0	39.2	35.4

Gross profit	60.5	64.0	60.8	64.6

Operating expenses:
Selling, general and administrative	28.5	31.0	29.6	29.4
Research and development	6.1	5.7	6.0	5.7

Income from operations	26.0	27.3	25.3	29.5

Interest income	0.1	0.6	0.1	0.6
Other income (expense)	—	—	—	—

Income before provision for income taxes	26.0	27.9	25.4	30.1
Provision for income taxes	9.6	10.1	9.4	11.3

Net income	16.5%	17.8%	16.0%	18.8%

For the Three-Month Periods Ended September 30, 2009 versus 2008
Net Income. The Company’s net income for the three months ended September 30, 2009 was $11.8 million or $0.41 per share on a basic and fully diluted basis. In comparison, we earned $10.5 million or $0.38 per share on a basic and $0.37 per share on a fully diluted basis for the three months ended September 30, 2008. The increase in net income for the three months ended September 30, 2009 was a result of the following:
•	an increase in systems sales to $26.2 million dollars versus $24.8 million a year ago;

•	an increase of recurring revenue including RCM, maintenance, and EDI revenue;

•	offset by an increase in selling, general and administrative expenses related to additional headcounts and sales and marketing expenses as well as a decline in our gross profit margin due primarily to both a shift in revenue mix with increased RCM revenue and lower gross margins related to RCM revenue.
Revenue. Revenue for the three months ended September 30, 2009 increased 21.6% to $71.7 million from $59.0 million for the three months ended September 30, 2008. NextGen Division revenue increased 22.9% from $54.9 million in the three months ended September 30, 2008 to $67.4 million in the three months ended September 30, 2009, while the QSI Division revenue increased by 3.3% during the three months ended September 30, 2009 over the prior year period. NextGen revenue is inclusive of approximately $6.6 million in revenue from HSI and $4.5 million in revenue from PMP.

System Sales. Revenue earned from Company-wide sales of systems for the three months ended September 30, 2009, increased 5.9% to $26.2 million from $24.8 million in the prior year period.
Our increase in revenue from sales of systems was principally the result of a 6.1% increase in category revenue at our NextGen Division whose sales in this category increased from $23.9 million during the three months ended September 30, 2008 to $25.3 million during the three months ended September 30, 2009.
The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales
Three months ended September 30, 2009
QSI Division	$557	$204	$145	$906
NextGen Division	19,817	2,278	3,235	25,330

Consolidated	$20,374	$2,482	$3,380	$26,236

Three months ended September 30, 2008
QSI Division	$235	$404	$278	$917
NextGen Division	18,673	1,985	3,208	23,866

Consolidated	$18,908	$2,389	$3,486	$24,783

NextGen Division software license revenue increased 6.1% and 11.7% between the three months ended September 30, 2009 and 2008 compared to the same same prior year period, respectively. The Division’s software revenue accounted for 78.2% of divisional system sales revenue during the three months ended September 30, 2009 and 2008. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
During the three months ended September 30, 2009, 9.0% of NextGen’s system sales revenue was represented by hardware and third party software compared to 8.3% in the prior year period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.
Implementation and training revenue related to system sales at the NextGen Division remained relatively unchanged in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and increased 8.5% in the three months ended September 30, 2008 compared to the prior year period. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended September 30, 2009 versus 2008 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.
The NextGen Division’s system sale revenue has come in part from investments in sales and marketing activities including a revamped NextGen.com Web site, new NextGen logo, new marketing campaigns, trade show attendance, and other expanded advertising and marketing expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenehr and NextGenepm software products and the apparent increasing acceptance of electronic medical records technology in the healthcare industry. NextGen is also actively selling NextGen EHR licenses to HSI and PMP’s base of RCM customers.
For the QSI Division, total system sales remained essentially unchanged when compared to the same period a year ago. In July 2009, we entered into a collaboration agreement with

PlanetDDS, Inc., to deliver hosted, web-based Software-as-a-Service (SaaS) practice management and clinical software solutions to the dental industry.
Maintenance, EDI, Revenue Cycle Management and Other Services. For the three months ended September 30, 2009, Company-wide revenue from maintenance, EDI, RCM and other services grew 32.9% to $45.5 million from $34.2 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI, RCM and other services revenue from the NextGen Division. Total NextGen Division maintenance revenue for the three months ended September 30, 2009 grew 27.2% to $19.7 million from $15.5 million in the same prior year period, while EDI revenue grew 28.1% to $7.5 million compared to $5.9 million during the same prior year period. RCM revenue grew $4.4 million or 96.3% to $8.9 million primarily as a result of the HSI and PMP acquisitions. Other services revenue for the NextGen Division for the three months ended September 30, 2009, which consists primarily of third party annual software license renewals and hosting services increased 17.4% to $6.0 million from $5.1 million in the same prior year period, primarily due to increases in third party annual software licenses, consulting services and hosting services revenue. QSI Division maintenance, EDI and other revenue remained fairly consistent at $3.3 million in the three months ended September 30, 2009 as compared to $3.2 million in the three months ended September 30, 2008.
The following table details revenue included in the maintenance, EDI, RCM, and other revenue category for the three month periods ended September 30, 2009 and 2008:

			Revenue Cycle
	Maintenance	EDI	Management	Other	Total
Three months ended September 30, 2009
QSI Division	$1,786	$1,288	$—	$271	$3,345
NextGen Division	19,689	7,508	8,888	6,032	42,117

Consolidated	$21,475	$8,796	$8,888	$6,303	$45,462

Three months ended September 30, 2008
QSI Division	$1,759	$1,121	$—	$316	$3,196
NextGen Division	15,475	5,864	4,527	5,136	31,002

Consolidated	$17,234	$6,985	$4,527	$5,452	$34,198

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
The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended September 30, 2009 and 2008 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated
	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI

September 30, 2008	1,199	1,259	249	173	1,448	1,432
Billing sites added	227	398	19	11	246	409
Billing sites removed	(80)	(304)	(13)	(27)	(93)	(331)

September 30, 2009	1,346	1,353	255	157	1,601	1,510

Cost of Revenue. Cost of revenue for the three months ended September 30, 2009 increased 33.4% to $28.3 million from $21.2 million in the quarter ended September 30, 2008 and the cost of revenue as a percentage of revenue increased to 39.5% from 36.0% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.
The increase in our consolidated cost of revenue as a percentage of revenue between the three months ended September 30, 2009 and the three months ended September 30, 2008 is primarily attributable to an increase in payroll and related benefits and other expenses associated with the delivery of RCM service revenue.
The following table details revenue and cost of revenue on a divisional and consolidated basis for the three month period ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009	%	2008	%
QSI Division
Revenue	$4,250	100.0%	$4,113	100.0%
Cost of revenue	1,818	42.8%	1,946	47.3%

Gross profit	$2,432	57.2%	$2,167	52.7%

NextGen Division
Revenue	$67,448	100.0%	$54,868	100.0%
Cost of revenue	26,493	39.3%	19,276	35.1%

Gross profit	$40,955	60.7%	$35,592	64.9%

Consolidated
Revenue	$71,698	100.0%	$58,981	100.0%
Cost of revenue	28,311	39.5%	21,222	36.0%

Gross profit	$43,387	60.5%	$37,759	64.0%

Gross profit margins at the NextGen Division for the three months ended September 30, 2009 decreased to 60.7% from 64.9% from the prior year period. Gross profit margins at the QSI Division for the three months ended September 30, 2009 increased to 57.2% from 52.7% for the prior period ended September 30, 2008.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a divisional and consolidated basis for the three months ended September 30, 2009 and 2008.

	Hardware,	Payroll and
	Third Party	related			Total Cost	Gross
	Software	Benefits	EDI	Other	of Revenue	Profit
Three months ended September 30, 2009
QSI Division	7.6%	13.6%	16.9%	4.6%	42.8%*	57.2%
NextGen Division	3.7%	18.7%	8.1%	8.8%	39.3%	60.7%

Consolidated	3.9%	18.4%	8.6%	8.6%	39.5%	60.5%

Three months ended September 30, 2008
QSI Division	9.2%	19.2%	16.3%	2.6%	47.3%	52.7%
NextGen Division	4.5%	14.5%	8.7%	7.4%	35.1%	64.9%

Consolidated	4.8%	14.9%	9.3%	7.0%	36.0%	64.0%

*	does not add due to rounding
The increase in our consolidated cost of revenue as a percentage of revenue in the three months ended September 30, 2009 compared to the prior year period ended September 30, 2008 is primarily attributable to an increase in RCM revenue, which carries higher payroll and related benefits and other expenses as a percentage of revenue offset by a decrease in hardware and third party software, and EDI expense as a percentage of revenue. Other expense, which consists of outside service costs, amortization of software development costs and hosting and annual license costs, increased to 8.6% of total revenue during the three months ended September 30, 2009 from 7.0% of total revenue during the three months ended September 30, 2008.
During the three months ended September 30, 2009, hardware and third party software constituted a smaller portion of consolidated cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.
Our payroll and benefits expense associated with delivering our products and services increased to 18.4% of consolidated revenue in the three months ended September 30, 2009 compared to 14.9% during the three months ended September 30, 2008, primarily due to the acquisition of HSI and PMP as service businesses have an inherently higher percentage of payroll costs as a percentage of revenue. The absolute level of consolidated payroll and benefit expenses grew from $8.8 million in the three months ended September 30, 2008 to $13.2 million in the three months ended September 30, 2009, an increase of 50.0% or approximately $4.4 million. Of the $4.4 million increase, approximately $3.4 million was a result of the PMP acquisition which was not included in the prior year period. In addition, related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division increased by $4.6 million in the three months ended September 30, 2009 to $12.6 million from $8.0 million in the three months ended September 30, 2008. Payroll and benefits expense associated with delivering products and services in the QSI Division decreased to $0.6 million during the three months ended September 30, 2009 from $0.8 million in the three months ended September 30, 2008. The application of ASC 718 added negligible compensation expense and $0.1 million in compensation expense to cost of revenue in the three months ended September 30, 2009 and 2008, respectively.
As a result of the foregoing events and activities, the gross profit percentage for the Company and the NextGen Division decreased for the three month period ended September 30, 2009 versus the prior year period.
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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2009 increased 11.7% to $20.4 million as compared to $18.3 million for the three months ended September 30, 2008. The net increase in these expenses resulted from:
•	$0.9 million increase relates to selling, general and administrative expenses at our Practice Solutions operations. Almost all of the $0.9 million increase was attributed to PMP which was not included in the prior year quarter;

•	$0.4 million increase in marketing and tradeshows in the NextGen Division;

•	$1.2 million increase in compensation expense in the NextGen Division as a result of headcount additions; and

•	$0.4 million net decrease in other selling, general and administrative expenses in the NextGen Division, of which approximately $0.7 million was attributable to decreased proxy contest related legal fees.
The application of ASC 718 added approximately $0.8 million and $0.3 million in compensation expense to selling, general and administrative expenses for the three months ended September 30, 2009 and 2008, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 31.0% in the three months ended September 30, 2008 to 28.5% in the three months ended September 30, 2009.
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
Research and Development Costs. Research and development costs for the three months ended September 30, 2009 and 2008 were $4.3 million and $3.3 million, respectively. The increase in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the application of ASC 718 added negligible compensation expense and approximately $0.1 million in compensation expense to research and development costs for the three months ended September 30, 2009 and 2008, respectively. Additions to capitalized software costs offset research and development costs. For each of the three months ended September 30, 2009 and 2008, $1.5 million was added to capitalized software costs. Research and development costs as a percentage of revenue increased to 6.1% during the three months ended September 30, 2009 from 5.7% for the same period in 2008. Research and development expenses are expected to continue at or above current dollar levels.
Interest Income. Interest income for the three months ended September 30, 2009 decreased to $0.1 million compared to $0.3 million in the three months ended September 30, 2008. Interest income in the three months ended September 30, 2009 decreased primarily due to lower interest rates earned on the Company’s money market accounts.
Our investment policy is determined by our Board. We currently maintain our cash in liquid short term assets including tax exempt and taxable money market funds. We own approximately $7.4 million in ARS as of September 30, 2009, which are illiquid due to the general auction failure in the ARS market. Our Board continues to review alternate uses for our cash including, but not limited to, payment of a dividend, initiation of a stock buy-back program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.
Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2009 was approximately $6.9 million as compared to approximately $6.0 million for the corresponding year ago period. The effective tax rates for the three months ended September 30, 2009 was 36.7% and for the three months ended September 30 2008 was 36.3%. The effective rate for the three months ended September 30, 2009 increased slightly from the prior year primarily due to a smaller amount of tax free interest income and a smaller benefit received from the exercise of incentive stock options during the current period compared to the prior year period.

For the Six-Month Periods Ended September 30, 2009 versus 2008
Net Income. The Company’s net income for the six months ended September 30, 2009 was $22.2 million or $0.78 per share on a basic and $0.77 per share on a fully diluted basis. In comparison, we earned $21.6 million or $0.78 per share on a basic and $0.77 per share on a fully diluted basis for the six months ended September 30, 2008. The increase in net income for the six months ended September 30, 2009 was a result of the following:
•	an increase in consolidated revenue, attributable to growth in RCM revenue by HSI and PMP, which companies generated $12.1 million and $9.1 million of revenue for the six months ended September 30, 2009, respectively. The six months ended September 30, 2008 included only the HSI acquisition. Recurring EDI and maintenance revenue contributed to an increase of $12.0 million in revenue during the six months ended September 30, 2009 over the same period a year ago offset by:

•	a decline in our gross profit margin due to shift in revenue mix with increased EDI and RCM revenue; and

•	a decline in the gross profit margin achieved from RCM revenues related to certain start up and integration costs; and

•	an increase in selling, general and administrative expenses as a percentage of revenue; and

•	a decrease in interest income related primarily to comparatively lower interest rates earned on our cash which is invested primarily in tax free money market accounts.
Revenue. Revenue for the six months ended September 30, 2009 increased 21.1% to $138.3 million from $114.2 million for the six months ended September 30, 2008. NextGen Division revenue increased 22.8% from $106.0 million in the six months ended September 30, 2008 to $130.2 million in the six months ended September 30, 2009, while the QSI Division revenue decreased by 1.0% during the six months ended September 30, 2009 over the prior year period. NextGen revenue is inclusive of approximately $12.1 million in revenue from HSI and $9.1 million in revenue from PMP for the six months ended September 30, 2009.
System Sales. Revenue earned from Company-wide sales of systems for the six months ended September 30, 2009, decreased 4.6% to $47.5 million from $49.7 million in the prior year period.
Our decrease in revenue from sales of systems was principally the result of a 7.2% decrease in category revenue at our NextGen Division whose sales in this category decreased from $47.9 million during the six months ended September 30, 2008 to $44.4 million during the six months ended September 30, 2009. This decrease was driven primarily by uncertainty over the final rules relating to stimulus payments from the ARRA causing delays in purchasing decisions.
The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales

Six months ended September 30, 2009
QSI Division	$739	$457	$354	$1,550
NextGen Division	36,062	3,374	6,483	45,919

Consolidated	$36,801	$3,831	$6,837	$47,469

Six months ended September 30, 2008
QSI Division	$652	$710	$502	$1,864
NextGen Division	37,065	4,239	6,569	47,873

Consolidated	$37,717	$4,949	$7,071	$49,737

NextGen Division software license revenue decreased 2.7% between the six months ended September 30, 2009 and the prior year period. The Division’s software revenue accounted for 78.5% of divisional system sales revenue during the six months ended September 30, 2009. For the six month period ended September 30, 2008, divisional software revenue as a percentage of divisional system sales revenue was 77.4%. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
During the six months ended September 30, 2009, 7.3% of NextGen’s system sales revenue was represented by hardware and third party software compared to 8.9% in the prior year period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.
Implementation and training revenue related to system sales at the NextGen Division decreased 1.2% in the six months ended September 30, 2009 compared to the six months ended September 30, 2008 and increased 11.5% in the six months ended September 30, 2008 compared to the prior year period. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the six months ended September 30, 2009 versus 2008 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.
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
For the QSI Division, total system sales decreased $0.3 million or 16.9% in the six months ended September 30, 2009 versus the same period ended September 30, 2008. In July 2009, we entered into a collaboration agreement with PlanetDDS, Inc., to deliver hosted, web-based Software-as-a-Service (SaaS) practice management and clinical software solutions to the dental industry.
Maintenance, EDI, Revenue Cycle Management and Other Services. For the six months ended September 30, 2009, Company-wide revenue from maintenance, EDI, RCM and other services grew 41.0% to $90.9 million from $64.5 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI, RCM and other services revenue from the NextGen Division. Total NextGen Division maintenance revenue for the six months ended September 30, 2009 grew 28.4% to $39.5 million from $30.8 million in the same prior year period, while EDI revenue grew 26.9% to $14.5 million compared to $11.4 million during the same prior year period. RCM revenue grew $11.4 million to $17.9 million primarily as a result of the HSI and PMP acquisitions. Other services revenue for the NextGen Division for the six months ended September 30, 2009, which consists primarily of third party annual software license renewals, and hosting services increased 31.3% to $12.4 million from $9.5 million in the same prior year period, primarily due to increases in third party annual software licenses, consulting services and hosting services revenue. QSI Division maintenance, EDI and other revenue for the six months ended September 30, 2009 grew 3.8% to $6.6 million compared to $6.3 million during the same prior year period.
The following table details revenue included in the maintenance, EDI, RCM, and other revenue category for the six months ended September 30, 2009 and 2008:

	Maintenance	EDI	Revenue Cycle Management	Other	Total

Six months ended September 30, 2009
QSI Division	$3,567	$2,491	$—	$499	$6,557
NextGen Division	39,548	14,467	17,880	12,415	84,310

Consolidated	$43,115	$16,958	$17,880	$12,914	$90,867

Six months ended September 30, 2008
QSI Division	$3,557	$2,257	$—	$502	$6,316
NextGen Division	30,813	11,398	6,484	9,457	58,152

Consolidated	$34,370	$13,655	$6,484	$9,959	$64,468

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
The following table provides the number of billing sites which were receiving maintenance services as of the last business day of the quarters ended September 30, 2009 and 2008 respectively, as well as the number of billing sites receiving EDI services during the last month of each respective period at each division of the Company. The table presents summary information only and includes billing entities added and removed for any reason. Note also that a single client may include one or multiple billing sites, and changes in billing protocols for certain clients can cause period to period changes in the number of billing sites.

	NextGen		QSI		Consolidated
	Maintenance	EDI	Maintenance	EDI	Maintenance	EDI
September 30, 2008	1,199	1,259	249	173	1,448	1,432
Billing sites added	227	398	19	11	246	409
Billing sites removed	(80)	(304)	(13)	(27)	(93)	(331)

September 30, 2009	1,346	1,353	255	157	1,601	1,510

Cost of Revenue. Cost of revenue for the six months ended September 30, 2009 increased 34.0% to $54.2 million from $40.4 million in the six months ended September 30, 2008 and the cost of revenue as a percentage of revenue increased to 39.2% from 35.4% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.
The increase in our consolidated cost of revenue as a percentage of revenue between the six months ended September 30, 2009 and the six months ended September 30, 2008 is primarily attributable to an increase in payroll and related benefits and other expenses associated with delivery RCM service revenue, coupled with an increase in other expense as a percentage of revenue. Other expense, which consists of outside service costs, amortization of software development costs and other costs, increased to 7.1% of total revenue during the six months ended September 30, 2009 from 6.4% of total revenue during the six months ended September 30, 2008.
The following table details revenue and cost of revenue on a divisional and consolidated basis for the six months ended September 30, 2009 and 2008:

	Six months ended September 30,
	2009	%	2008	%

QSI Division
Revenue	$8,106	100.0%	$8,180	100.0%
Cost of revenue	3,609	44.5%	3,787	46.3%

Gross profit	$4,497	55.5%	$4,393	53.7%

NextGen Division
Revenue	$130,230	100.0%	$106,025	100.0%
Cost of revenue	50,591	38.8%	36,662	34.6%

Gross profit	$79,639	61.2%	$69,363	65.4%

Consolidated
Revenue	$138,336	100.0%	$114,205	100.0%
Cost of revenue	54,200	39.2%	40,449	35.4%

Gross profit	$84,136	60.8%	$73,756	64.6%

Gross profit margins at the NextGen Division for the six months ended September 30, 2009 decreased to 61.2% from 65.4% from the prior year period. Gross profit margins at the QSI Division for the six months ended September 30, 2009 increased to 55.5% from 53.7% for the prior period ended September 30, 2008.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a divisional and consolidated basis for the six months ended September 30, 2009 and 2008.

	Hardware,	Payroll and
	Third Party	related			Total Cost	Gross
	Software	Benefits	EDI	Other	of Revenue	Profit
Six months ended September 30, 2009
QSI Division	7.8%	14.5%	17.5%	4.7%	44.5%	55.5%
NextGen Division	3.1%	18.6%	8.2%	9.0%	38.8%*	61.2%

Consolidated	3.4%	18.4%	8.7%	8.7%	39.2%	60.8%

Six months ended September 30, 2008
QSI Division	7.9%	19.6%	15.7%	3.1%	46.3%	53.7%
NextGen Division	4.4%	12.8%	8.5%	8.9%	34.6%	65.4%

Consolidated	4.7%	13.8%	9.0%	7.9%	35.4%	64.6%

*	does not add due to rounding
The increase in our consolidated cost of revenue as a percentage of revenue in the six months ended September 30, 2009 compared to the prior year period ended September 30, 2008 is primarily attributable to an increase in RCM revenue, which carries higher payroll and related benefits and other expenses as a percentage of revenue and higher other costs in both divisions, offset by a decrease in hardware and third party software. Other expense, which consists of outside service costs, amortization of software development costs and annual license and hosting costs.
During the six months ended September 30, 2009, hardware and third party software constituted a smaller portion of consolidated cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.
Our payroll and benefits expense associated with delivering our products and services increased to 18.4% of consolidated revenue in the six months ended September 30, 2009 compared to 13.8% during the six months ended September 30, 2008, primarily due to the acquisition of HSI and PMP as service businesses have an inherently higher percentage of payroll costs as a percentage of revenue. The absolute level of consolidated payroll and benefit expenses grew from $15.9 million in the six months ended September 30, 2008 to $25.4 million in the six months ended September 30, 2009, an increase of 59.8% or approximately $9.5 million. Of the $9.5 million increase, approximately $6.1 million was a result of the PMP acquisition which was not included in the prior year period. In addition, related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division increased by $9.9 million in the six months ended September 30, 2009 to $24.3 million from $14.0 million in the six months ended September 30, 2008. Payroll and benefits expense associated with delivering products and services in the QSI Division decreased to $1.2 million during the six months ended September 30, 2009 from $1.6 million in the six months ended September 30, 2008. The application of ASC 718 added negligible compensation expense and $0.2 million in compensation expense to cost of revenue in the six months ended September 30, 2009 and 2008, respectively.
As a result of the foregoing events and activities, the gross profit percentage for the Company and our NextGen Division decreased for the six month period ended September 30, 2009 versus the prior year period.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2009 increased 21.9% to $40.9 million as compared to $33.5 million for the six months ended September 30, 2008. The net increase in these expenses resulted from a:
•	$2.6 million increase relates to selling, general and administrative expenses at our Practice Solutions operations, consisting of PMP and HSI, of which $1.7 million attributed to PMP which was not included in the prior year period;

•	$1.2 million increase in marketing and tradeshows in the NextGen Division;

•	$2.0 million increase in compensation expense in the NextGen Division as a result of headcount additions;

•	$0.8 million increase in bad debt expense in the NextGen Division;

•	$0.4 million increase in corporate related expenses; and a

•	$0.4 million net increase in other selling, general and administrative expenses in the NextGen Division, of which approximately $0.5 million was attributable to decreased proxy contest related legal fees.
The application of ASC 718 added approximately $1.3 million and $0.8 million in compensation expense to selling, general and administrative expenses for the six months ended September 30, 2009 and 2008, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 29.4% in the six months ended September 30, 2008 to 29.6% in the six months ended September 30, 2009.
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
Research and Development Costs. Research and development costs for the six months ended September 30, 2009 and 2008 were $8.3 million and $6.5 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the application of ASC 718 added negligible compensation expense and $0.2 million in compensation expense to research and development costs for the six months ended September 30, 2009 and 2008, respectively. Additions to capitalized software costs offset research and development costs. For the six months ended September 30, 2009, $2.9 million was added to capitalized software costs while $3.2 million was capitalized during the six months ended September 30, 2008. Research and development costs as a percentage of revenue increased to 6.0% during the six months ended September 30, 2009 from 5.7% for the same period in 2008. Research and development expenses are expected to continue at or above current dollar levels.
Interest Income. Interest income for the six months ended September 30, 2009 decreased to $0.1 million compared to $0.7 million in the six months ended September 30, 2008. Interest income in the six months ended September 30, 2009 decreased primarily due to a greater proportion of funds invested in money market accounts which earned lower interest rates as compared to the prior year.
Our investment policy is determined by our Board. We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds. We own approximately $7.4 million in ARS as of September 30, 2009, which are illiquid due to the general auction failure in the ARS market. Our Board continues to review alternate uses for our cash including, but not limited to, payment of a dividend, initiation of a stock buy-back program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.
Other Income (Expense). Other income (expense) for the six months ended September 30, 2009 consists of gains and losses in fair value recorded on our ARS investments as well as on our ARS Put Option Rights. During the six months ended September 30, 2009, we recorded an overall gain on our ARS and ARS Put Option Rights, of approximately $0.1 million. There was no gain or loss recorded on investment securities during the six months ended September 30, 2008.
Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2009 was approximately $13.0 million as compared to approximately $12.9 million for the corresponding year ago period. The effective tax rates for the six months ended September 30, 2009 was 36.9% and for the six months ended September 30 2008 was 37.3%. The effective rate for the six months ended September 30, 2009 decreased from the prior year primarily due to the re-enactment of the Federal and state research and development tax credit that had previously expired and therefore was not included in the prior year’s quarter income tax provision.
Liquidity and Capital Resources
The following table presents selected financial statistics and information as of and for each of the six months ended September 30, 2009 and 2008:

	Six months ended September 30,
	2009	2008
Cash and cash equivalents	$75,429	$67,880
Net increase in cash and cash equivalents during the six month period	$5,249	$8,834
Net income during the six month period	$22,166	$21,613
Net cash provided by operations during the six month period	$22,883	$15,403
Number of days of sales outstanding at start of the period	125	136
Number of days of sales outstanding at the end of the period	124	140
Cash Flow from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software and other intangible assets, provisions for bad debts and inventory obsolescence, net deferred income taxes and stock option expenses.
The following table summarizes our statement of cash flows for the six month period ended September 30, 2009 and 2008:

	Six months ended September 30,
	2009	2008
Net income	$22,166	$21,613
Non-cash expenses	7,865	7,171
Change in deferred revenue	1,110	1,210
Change in accounts receivable	(8,816)	(12,403)
Change in other assets and liabilities	558	(2,188)

Net cash provided by operating activities	$22,883	$15,403

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the six month period ended September 30, 2009 and 2008, respectively. Our NextGen Division’s contribution to net income has increased each year due to that division’s operating income increasing more quickly than the Company as a whole.
Non-Cash Expenses. For the six months ended September 30, 2009, non-cash expenses primarily include $1.8 million of depreciation, $2.9 million of amortization of capitalized software, $1.8 million in bad debt reserve, $0.7 million of amortization of other intangibles and $1.3 million of stock option compensation expenses offset by $0.6 million in deferred income tax benefit. Total non-cash expense was approximately $7.9 million and $7.2 million for the six month periods ended September 30, 2009 and 2008, respectively.
Deferred Revenue. Cash from operations benefitted from increases in deferred revenue. The change in deferred revenue for the six months ending September 30, 2009 was fairly consistent with the change in the prior year period.
Accounts Receivable. Accounts receivable grew by approximately $8.8 million and $12.4 million in the six month periods ended September 30, 2009 and 2008, respectively. The increase in accounts receivable during the period is partially due to the following factors:
•	NextGen Division revenue grew 22.8% and 33.9% on a year-over-year basis, in the six month periods ended September 30, 2009 and 2008, respectively;

•	Turnover of the NextGen Division accounts receivable is also slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is derived from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue at the NextGen Division sales.
The turnover of accounts receivable measured in terms of days sales outstanding (DSO) decreased slightly from 125 days to 124 days during the six month period ended September 30, 2009. The decrease is due to factors mentioned above, offset by an increase in RCM revenue, which has a faster turnover of accounts receivable compared to system sales.
If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts receivable expressed as DSO would be 88 days as of September 30, 2009 and 2008, respectively. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the six months ended September 30, 2009, we anticipate being able to continue to generate cash from operations during fiscal 2010 primarily from the net income of the Company.
Cash flows from investing activities
Net cash used in investing activities for the six months ended September 30, 2009 and 2008 was $6.3 million and $4.3 million, respectively. The change in cash used in investing activities during the six months period ended September 30, 2009 compared to the prior year period, is primarily the result of a $1.6 million net increase in additions to equipment and improvements. In addition on August 12, 2009, the Company acquired Sphere for cash consideration of $0.3 million. During the six months period ended September 30, 2008, the Company acquired HSI which included a cash payment of $8.2 million. This use of cash was offset by sales of marketable securities of approximately $8.6 million.
Cash flows from financing activities
During the six months ended September 30, 2009, we received proceeds of $4.7 million from the exercise of stock options and paid dividends totaling $17.1 million. During the six months ended September 30, 2008, we received proceeds of $10.8 million from the exercise of stock options and paid dividends totaling $13.9 million. In addition, during the six months ended September 30, 2008, we made loan payments of $2.3 million related to the debt assumed in the HSI acquisition. No such payment was made during the six months ended September 30, 2009.
Cash and cash equivalents and marketable securities
At September 30, 2009, we had cash and cash equivalents of $75.4 million and marketable securities of $7.4 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.
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
On October 28, 2009, the Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of December 23, 2009 with an expected distribution date on or about January 5, 2010.
Management believes that its cash and cash equivalents on hand at September 30, 2009, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends paid in the ordinary course of business for the next 12 months.
Contractual Obligations
The following table summarizes our significant contractual obligations at September 30, 2009, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Year Ending March 31,
2010 (remaining six months)	$2,181
2011	4,379
2012	2,505
2013	985
2014 and beyond	135

$10,185

New Accounting Pronouncements
Refer to Note 3, New Accounting Pronouncements, in “Condensed Notes to Consolidated Financial Statements”, for a discussion of new accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We maintain investments in tax exempt municipal ARS. At September 30, 2009, we had approximately $7.4 million of ARS on our Consolidated Balance Sheets. A small portion of our portfolio is invested in closed-end funds which invest in tax exempt municipal ARS. The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days.

Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities, or the securities mature. In February 2008, we began to experience failed auctions on our ARS and auction rate preferred securities. To determine their estimated fair values at September 30, 2009, factors including credit quality, the likelihood of redemption, and yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers were considered. Based on our ability to access our cash, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009, the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2009, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
On August 13, 2009, we held our annual shareholders meeting at which our shareholders elected our current Board and voted to ratify the appointment of our independent registered public accounting firm. The results of the shareholder vote are set forth in our Current Report on Form 8-K which we filed with the SEC on August 14, 2009.
ITEM 5. OTHER INFORMATION
CHANGES IN THE REGISTRANT’S CERTIFYING ACCOUNTANT.
On September 4, 2009, we engaged PricewaterhouseCoopers LLP (“PWC”) as our new independent registered public accounting firm commencing with the period ending September 30, 2009, resulting from the resignation of Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm on September 4, 2009 to pursue a business opportunity for itself which, if consummated, might impair Grant Thornton’s independence under applicable regulations. The business opportunity involves Grant Thornton becoming a material customer of a company controlled by Sheldon Razin, our Chairman and major shareholder. The decision to change independent registered public accounting firms was approved by the Board of Directors on September 4, 2009.
The audit reports of Grant Thornton on our consolidated financial statements and consolidated financial statement schedules as of and for the years ended March 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.
During the years ended March 31, 2009 and 2008 and the subsequent interim period through September 4, 2009, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with its opinion.
During the years ended March 31, 2009 and 2008 and the subsequent interim period through September 4, 2009, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended (“Securities Act”).
On September 4, 2009, we provided Grant Thornton with a copy of the Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission (“SEC”) and requested that Grant Thornton furnish us with a letter addressed to the SEC stating whether Grant Thornton agrees with the statements we made above in response to Item 304(a) of Regulation S-K under the Securities Act and, if not, stating the respects in which it does not agree. A copy of such letter, dated September 4, 2009, is filed as Exhibit 16.1 to the Current Report on Form 8-K filed on September 4, 2009.
OTHER.
We have experienced legal claims by parties asserting that we have infringed their intellectual property rights. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any infringement claim — even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks in our Risk Factors section of our annual report on Form 10-K.

ITEM 6. EXHIBITS
Exhibits:
10.1	Form of First Amended and Restated Indemnification Agreement *

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY SYSTEMS, INC.
Date: November 02, 2009	By:	/s/ Steven Plochocki
Steven T. Plochocki
Chief Executive Officer; Principal Executive Officer

Date: November 02, 2009	By:	/s/ Paul Holt
Paul A. Holt
Chief Financial Officer; Principal Accounting Officer