Form 10-Q
period 2009-12-31
QUALITY SYSTEMS INC
filed 2010-02-02
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date 28,672,739 shares of Common Stock, $0.01 par value, as of January 28, 2010.

QUALITY SYSTEMS, INC.
For the Quarterly Period Ended December 31, 2009

PART I
CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	December 31,	March 31,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$79,111	$70,180
Restricted cash	1,514	1,303
Marketable securities	7,454	—
Accounts receivable, net	101,660	90,070
Inventories, net	1,433	1,125
Income tax receivable	3,117	5,605
Net current deferred tax assets	4,848	3,994
Other current assets	6,603	6,312

Total current assets	205,740	178,589

Marketable securities	—	7,395
Equipment and improvements, net	7,962	6,756
Capitalized software costs, net	9,958	9,552
Intangibles, net	7,577	8,403
Goodwill	32,884	28,731
Other assets	4,100	2,675

Total assets	$268,221	$242,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,433	$5,097
Deferred revenue	55,658	47,584
Accrued compensation and related benefits	7,254	9,511
Dividends payable	8,598	8,529
Other current liabilites	12,878	8,888

Total current liabilites	88,821	79,609

Deferred revenue, net of current	443	521
Net deferred tax liabilities	3,589	4,566
Deferred compensation	1,897	1,838

Total liabilites	94,750	86,534

Commitments and contingencies
Shareholders’ equity
Common Stock $0.01 par value; authorized 50,000 shares; issued and outstanding 28,660 and 28,447 shares at December 31, 2009 and March 31, 2009, respectively	287	284
Additional paid-in capital	111,852	103,524
Retained earnings	61,332	51,759

Total shareholders’ equity	173,471	155,567

Total liabilities and shareholders’ equity	$268,221	$242,101

     The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues:
Software, hardware and supplies	$24,346	$22,336	$64,978	$65,002
Implementation and training services	3,313	2,675	10,150	9,746

System sales	27,659	25,011	75,128	74,748

Maintenance	22,139	19,152	65,254	53,522
Electronic data interchange services	8,897	8,008	25,855	21,663
Revenue cycle management and related services	9,602	6,835	27,482	13,319
Other services	6,665	6,473	19,579	16,432

Maintenance, EDI, RCM and other services	47,303	40,468	138,170	104,936

Total revenues	74,962	65,479	213,298	179,684

Cost of revenue:
Software, hardware and supplies	2,810	3,030	9,251	9,912
Implementation and training services	2,898	2,143	9,075	7,783

Total cost of system sales	5,708	5,173	18,326	17,695

Maintenance	3,392	2,826	9,672	8,856
Electronic data interchange services	6,525	5,541	18,579	15,688
Revenue cycle management and related services	7,124	4,475	20,502	8,912
Other services	5,560	5,085	15,430	12,398

Total cost of maintenance, EDI, RCM and other services	22,601	17,927	64,183	45,854

Total cost of revenue	28,309	23,100	82,509	63,549

Gross profit	46,653	42,379	130,789	116,135

Operating expenses:
Selling, general and administrative	21,951	18,601	62,829	52,136
Research and development costs	3,954	3,624	12,277	10,085

Total operating expenses	25,905	22,225	75,106	62,221

Income from operations	20,748	20,154	55,683	53,914

Interest income	43	328	180	1,042
Other income	136	—	194	—

Income before provision for income taxes	20,927	20,482	56,057	54,956
Provision for income taxes	7,775	7,332	20,739	20,193

Net income	$13,152	$13,150	$35,318	$34,763

Net income per share:
Basic	$0.46	$0.46	$1.24	$1.25
Diluted	$0.46	$0.46	$1.23	$1.23

Weighted average shares outstanding:
Basic	28,667	28,340	28,586	27,913
Diluted	28,833	28,473	28,755	28,275
Dividends declared per common share	$0.30	$0.30	$0.90	$0.85
     The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net income	$35,318	$34,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,717	2,165
Amortization of capitalized software costs	4,326	3,787
Amortization of other intangibles	1,101	677
Provision for bad debts	2,753	1,218
Reduction for inventory obsolescense	—	(13)
Share-based compensation	1,448	1,591
Deferred income tax (benefit) expense	(1,831)	85
Tax benefit from exercise of stock options	1,166	3,120
Excess tax benefit from share-based compensation	(1,166)	(2,948)
Loss on disposal of equipment and improvements	—	96
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(14,186)	(20,695)
Inventories	(308)	(216)
Income tax receivable	2,488	(341)
Other current assets	(342)	842
Other assets	(1,425)	153
Accounts payable	(682)	(924)
Deferred revenue	7,996	2,570
Accrued compensation and related benefits	(2,257)	(34)
Income taxes payable	—	(1,541)
Other current liabilities	2,645	3,078
Deferred compensation	59	(182)

Net cash provided by operating activities	39,820	27,251

Cash flows from investing activities:
Additions to capitalized software costs	(4,732)	(4,485)
Additions to equipment and improvements	(3,923)	(2,085)
Proceeds from sale of marketable securities	—	12,275
Purchase of Sphere Health Systems, Inc.	(300)	—
Purchase of HSI, including direct transaction costs	—	(8,241)
Purchase of PMP, including direct transaction costs	—	(16,934)
Payment of contingent consideration related to acquisition of PMP	(2,700)	—

Net cash used in investing activities	(11,655)	(19,470)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	1,166	2,948
Proceeds from the exercise of stock options	5,283	11,173
Dividends paid	(25,683)	(22,252)
Loan repayments	—	(3,268)

Net cash used in financing activities	(19,234)	(11,399)

Net increase (decrease) in cash and cash equivalents	8,931	(3,618)
Cash and cash equivalents at beginning of period	70,180	59,046

Cash and cash equivalents at end of period	$79,111	$55,428

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	December 31,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$18,782	$18,339

Non-cash investing and financing activities:
Unrealized gain on marketable securities, net of tax	$—	$196

Issuance of stock options with fair value of $433 in connection with the acquisition of PMP	$433	$—

Effective May 20, 2008, the Company acquired HSI in a transaction summarized as follows:
Fair value of net assets assumed	$—	$20,609
Cash paid for HSI stock	—	(8,241)
Common stock issued for HSI stock	—	(7,350)

Liabilities assumed	$—	$5,018

Effective October 28, 2008, the Company acquired PMP in a transaction summarized as follows:
Fair value of net assets assumed	$—	$23,859
Cash paid for PMP stock	—	(16,934)
Common stock issued for PMP stock	—	(2,750)

Liabilities assumed	$—	$4,175

Effective August 12, 2009, the Company acquired Sphere Health Systems, Inc. in a transaction summarized as follows:
Fair value of net assets assumed	$1,453	$—
Cash paid	(300)	—

Liabilities assumed	$1,153	$—

     The accompanying condensed notes to these unaudited consolidated financial statements are an integral part of these consolidated statements.

QUALITY SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements as of December 31, 2009 and for the three and nine months ended December 31, 2009 and 2008, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Amounts related to disclosures of March 31, 2009 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
In accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification™ (“ASC”) Topic 855, Subsequent Events, or ASC 855, the Company evaluated all events or transactions that occurred after December 31, 2009 through the date of this report, which represents the date the consolidated financial statements were issued. During this period the Company did not have any material recognizable subsequent events.
2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NextGen Healthcare Information Systems, Inc. (“NextGen Division”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”), Practice Management Partners, Inc. (“PMP”), both HSI and PMP being full-service healthcare revenue cycle management (“RCM”) companies and NextGen Sphere, LLC (“Sphere”), a provider of information systems to healthcare facilities. All significant intercompany accounts and transactions have been eliminated.
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with GAAP.
References to dollar amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.
Business Segments. The Segment Reporting Topic of the FASB ASC, requires that companies disclose “operating segments” based on the manner in which management disaggregates the Company’s operations for making internal operating decisions (see Notes 14 and 17).
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
Restricted Cash. Restricted cash consists of cash which is being held by HSI acting as agent for the disbursement of certain state social services programs. The Company records an offsetting “Care services liabilities” (see Note 5) when it initially receives such cash from the government social service programs and relieves both restricted cash and the Care Services liabilities when amounts are disbursed. HSI earns an administrative fee which is based on a percentage of funds disbursed on behalf of certain government social service programs.
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
The Company’s investments at December 31, 2009 are in tax exempt municipal Auction Rate Securities (ARS) which are classified as either current or non-current marketable securities on the Company’s Consolidated Balance Sheets, depending on the liquidity and timing of expected realization of such securities. The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days. Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. Under their respective terms, the securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities or the securities mature. In February 2008, the Company began to experience failed auctions on its ARS.
The Company’s ARS are held by UBS Financial Services Inc. (UBS). On November 13, 2008, the Company entered into an Auction Rate Security Rights Agreement (the “Rights Agreement”) with UBS, whereby the Company accepted UBS’ offer to purchase the Company’s ARS investments at any time during the period of June 30, 2010 through July 2, 2012. As a result, the Company had obtained an asset, ARS put option rights, whereby the Company has a right to “put” the ARS back to UBS. The Company expects to exercise its ARS put option rights and put its ARS back to UBS on June 30, 2010, the earliest date allowable under the Rights Agreement.
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
To determine the estimated fair values of the ARS at December 31, 2009, factors including credit quality, assumptions about the likelihood of redemption, observable market data such as yields or spreads of fixed rate municipal bonds and other trading instruments issued by the same or comparable issuers were considered. The Company has valued the ARS as the approximate midpoint between various fair values, measured as the difference between the par value of the ARS and the fair value of the securities, discounted by the credit risk of the broker and other factors such as the Company’s historical experience to sell ARS at par. Based on this analysis, the Company recognized a gain of approximately $58 through its earnings in the nine months ended December 31, 2009. The estimated fair value of the ARS as of December 31, 2009 was determined to be $7,454 and is included on the accompanying Consolidated Balance Sheets in current assets.
As the Company will be permitted to put the ARS back to UBS at par value, the Company accounted for the ARS put option right as a separate asset that was measured at its fair value with changes recorded through earnings. The Company has valued the ARS put option right as the approximate midpoint between various fair values, measured as the difference between the par value of the ARS and the fair value of the securities, discounted by the credit risk of the broker and other factors such as the Company’s historical experience to sell ARS at par. Based on this analysis, the Company recognized a gain of approximately $136 through its earnings in the nine months ended December 31, 2009. The estimated fair value of the ARS put option rights as of December 31, 2009 was determined to be approximately $604, and is included on the accompanying Consolidated Balance Sheets in other current assets.
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
Goodwill. Goodwill is related to the NextGen Division and the HSI, PMP and Sphere acquisitions, which closed on May 20, 2008, October 28, 2008 and August 12, 2009, respectively (see Notes 6, 7 and 8). In accordance with FASB ASC Topic 350-30, Intangibles — Goodwill and Other, Goodwill, or ASC 350-30, the Company tests goodwill for impairment annually at the end of its first fiscal quarter for the NextGen Division, HSI, PMP and Sphere; referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company has determined that there was no indication of impairment to its goodwill as of December 31, 2009. See also Note 7.
Intangible Assets. Intangible assets consist of capitalized software costs, customer relationships, trade names and trademarks and certain intellectual property. Intangible assets related to customer relationships and trade names arose in connection with the acquisition of HSI, PMP and Sphere. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments. Intangible assets are amortized over their remaining estimated useful lives, ranging from 3 to 6 years. The Company’s amortization policy for intangible assets is based on the principles in FASB ASC Topic 350-20, Intangibles — Goodwill and Other, General Intangibles Other than Goodwill, or ASC 350-20, which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.
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
Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment to its long-lived assets as of December 31, 2009. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.
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
The following table shows total stock-based compensation expense included in the Consolidated Statements of Income for the three and nine months ended December 31, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Costs and expenses:
Cost of revenue	$18	$28	$45	$181
Research and development	26	38	63	223
Selling, general and administrative	85	397	1,340	1,187

Total share-based compensation	129	463	1,448	1,591
Amounts capitalized in software development costs	(1)	(4)	(26)	(22)

Amounts charged against earnings, before income tax benefit	$128	$459	$1,422	$1,569
Related income tax benefit	(48)	(164)	(526)	(576)

Decrease in net income	$80	$295	$896	$993

Decrease in basic earnings per share	$—	$0.01	$0.03	$0.04

Decrease in diluted earnings per share	$—	$0.01	$0.03	$0.04

3. New Accounting Pronouncements
Newly Adopted Accounting Standards

In July 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles, or ASC 105, (formerly FASB Statement No. 168 FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles). ASC 105 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification were effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, the adoption on July 1, 2009, did not have a material impact on the Company’s consolidated financial statements. The Company began adjusting historical GAAP references in its second quarter 2010 Form 10-Q to reflect accounting guidance references included in the Codification.
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
4. Fair Value Measurements
The Company adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures, or ASC 820, prospectively effective April 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company adopted the remaining aspects of ASC 820 relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective April 1, 2009. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:
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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2009:

		Quoted Prices
		in Active	Significant
		Markets for	Other
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$79,111	$79,111	$—	$—
Restricted cash	1,514	1,514	—	—
Marketable securities (1)	7,454	—	—	7,454
ARS put option rights	604	—	—	604

	$88,683	$80,625	$—	$8,058

(1)	Marketable securities consist of ARS.
The fair value of the Company’s ARS, including the Company’s ARS put option rights has been estimated by management based on its assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 — unobservable inputs in accordance with ASC 820, and represents $8,058 or 9.1%, of total financial assets measured at fair value in accordance with ASC 820 at December 31, 2009. Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, such as a liquidity discount, credit rating of the issuers, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. The estimate of the fair value of the ARS and ARS put option rights could change based on market conditions. For additional information on cash and cash equivalents, restricted cash or marketable securities, see Note 2.
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
The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended December 31, 2009:

Balance at March 31, 2009	$7,863
Transfer in/(out) of Level 3	—
Proceeds from sale (at par)	—
Recognized gain	195

Balance at December 31, 2009	$8,058

5. Composition of Certain Financial Statement Captions
Accounts receivable include amounts related to maintenance and services which were billed but not yet rendered as of the end of the period. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets as part of the deferred revenue balance.

	December 31,	March 31,
	2009	2009
Accounts receivable, excluding undelivered software, maintenance and services	$72,646	$64,003
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	33,392	29,944

Accounts receivable, gross	106,038	93,947
Allowance for doubtful accounts	(4,378)	(3,877)

Accounts receivable, net	$101,660	$90,070

Inventories are summarized as follows:

	December 31,	March 31,
	2009	2009
Computer systems and components, net of reserve for obsolescence of $210, respectively	$1,412	$1,105
Miscellaneous parts and supplies	21	20

Inventories, net	$1,433	$1,125

Accrued compensation and related benefits are summarized as follows:

	December 31,	March 31,
	2009	2009
Payroll, bonus and commission	$3,224	$5,768
Vacation	4,030	3,743

Accrued compensation and related benefits	$7,254	$9,511

Short and long-term deferred revenue are summarized as follows:

	December 31,	March 31,
	2009	2009
Maintenance	$10,426	$9,083
Implementation services	33,847	28,655
Annual license services	7,631	8,176
Undelivered software and other	4,197	2,191

Deferred revenue	$56,101	$48,105

Other current liabilities are summarized as follows:

	December 31,	March 31,
	2009	2009
Accrued EDI expense	$2,641	$1,258
Care services liabilities	1,512	1,303
Accrued royalties	1,404	933
Contingent consideration related to acquisition	1,074	—
Customer deposits	860	674
Professional services	802	409
Deferred rent	680	782
Sales tax payable	483	602
Commission payable	345	385
Other accrued expenses	3,077	2,542

Other current liabilities	$12,878	$8,888

6. Business Combinations
On May 20, 2008, the Company acquired HSI, a full-service healthcare RCM company and on October 28, 2008, the Company acquired PMP, a full-service healthcare RCM company.
The Company accounted for these acquisitions as a business combination using the purchase method of accounting. The purchase price was allocated to HSI and PMP’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisitions dates. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value.
In December 2009, the Company paid $2,700 in cash and issued stock options with a fair value of $433 as part of a contingent earn-out agreement relating to the acquisition of PMP. The additional consideration was recorded as an increase to goodwill. See Note 7.
On August 12, 2009, the Company’s wholly-owned subsidiary, Sphere, entered into an Asset Purchase Agreement (“Agreement”) with Sphere Health Systems, Inc. The Company accounted for this acquisition as a purchase business combination as defined in ASC 805-10. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value.
The purchase price consisted of cash consideration of $300 plus additional contingent consideration to be made over a five year period, consisting of maintenance revenue and license fee payments, collectively referred to as the “Royalty or Earn-out Payments” as defined in the Agreement, not to exceed $2,500, based on the probability of achieving certain business milestones. The Company recorded $275 of intangible assets primarily related to intellectual property, and $1,020 of goodwill in connection with the acquisition. The Company is amortizing the customer relationships intangible asset over 4 years and the intellectual property over 3 years.
The following table summarizes the final allocation of the purchase price as of December 31, 2009:

Current assets (consisting of accounts receivable only)	$158
Customer relationships	156
Intellectual property	119
Goodwill (including assembled workforce of $84)	1,020
Current liabilities, including long-term debt due within one year	(79)
Contingent consideration	(1,074)

Total cash consideration	$300

The pro forma effects of this acquisition would not have been material to the Company’s results of operations for the three and nine months ended December 31, 2009 and is therefore not presented.
7. Goodwill
In accordance with ASC 350-30, the Company does not amortize goodwill as goodwill has been determined to have indefinite useful life.
Goodwill consists of the following:

December 31,
2009
NextGen Healthcare Information Systems	$1,840
Healthcare Strategic Initiatives	10,839
Practice Management Partners	19,185
Sphere Health Systems, Inc.	1,020

$32,884

8. Intangible Assets
The Company had the following intangible assets, other than capitalized software development costs, with determinable lives as of December 31, 2009:

	Customer		Software
	Relationships	Trade Name	Technology	Total
Balance as of April 1, 2009	$7,877	$526	$—	$8,403
Acquisition	156	—	119	275
Amortization	(968)	(119)	(14)	(1,101)

Balance as of December 31, 2009	$7,065	$407	$105	$7,577

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of December 31, 2009:

For the year ended March 31,
2010 (remaining three months)	$377
2011	1,507
2012	1,507
2013	1,371
2014	1,284
2015	1,531

Total	$7,577

9. Capitalized Software Costs
The Company had the following amounts related to capitalized software development costs:

	December 31,	March 31,
	2009	2009
Gross carrying amount	$38,240	$33,508
Accumulated amortization	(28,282)	(23,956)

Net capitalized software	$9,958	$9,552

Aggregate amortization expense during the nine and twelve month periods, respectively	$4,326	$5,163

Activity related to net capitalized software costs for the nine months ended December 31, 2009 and 2008 is as follows:

	Nine Months Ended
	December 31,
	2009	2008
Beginning of the period	$9,552	$8,852
Capitalization	4,732	4,485
Amortization	(4,326)	(3,787)

End of the period	$9,958	$9,550

The following table represents the remaining estimated amortization of capitalized software development costs with determinable lives as of December 31, 2009:

For the year ended March 31,
2010 (remaining three months)	$1,529
2011	4,845
2012	2,765
2013	819

Total	$9,958

10. Share-Based Awards
Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of December 31, 2009, there were 326,266 outstanding options related to this Plan.
In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock have been reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to purchase shares of Common Stock. The exercise price of each award granted shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding award may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board. As of December 31, 2009, 1,892,244 shares were available for future grant under the 2005 Plan. As of December 31, 2009, there were 449,442 outstanding options related to this Plan.
A summary of stock option transactions during the nine months ended December 31, 2009 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life	(in thousands)
Outstanding, April 1, 2009	820,082	$32.39	3.63

Granted	168,425	$59.52	7.89
Exercised	(212,799)	$24.82	2.57	$7,302
Forfeited/canceled	—	$—	—	$—

Outstanding, December 31, 2009	775,708	$40.36	4.15	$17,408

Vested and expected to vest, December 31, 2009	767,143	$40.30	4.14	$17,261

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of FASB ASC Topic 718 Compensation — Stock Compensation, or ASC 718. The following assumptions were utilized for options granted during the period:

Nine Months Ended
December 31,
	2009	2008
Expected life	4.42 years	4.01 years
Expected volatility	45.9% - 48.7%	42.0% - 46.7%
Expected dividends	1.9% - 2.3%	2.9% - 3.5%
Risk-free rate	2.19% - 2.54%	1.07% - 3.4%
During the nine months ended December 31, 2009 and 2008, 168,425 and 298,331 options were granted, respectively, under the 2005 Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 1.7% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2009 and 2008 was $19.97 and $11.22 per share.
On December 7, 2009, the Board of Directors granted a total of 63,425 options under the Company’s 2005 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of grant ($60.29 per share). The options vest in five equal annual installments beginning December 7, 2010 and expire on December 7, 2017.
On November 30, 2009, the Board of Directors granted a total of 75,000 options under the Company’s 2005 Plan, of which 53,000 were granted to selected employees and 22,000 options were granted as part of an earn-out provision relating to the acquisition of PMP (see Note 6), at an exercise price equal to the market price of the Company’s common stock on the date of grant ($59.49 per share). The options vest in five equal annual installments beginning November 30, 2010 and expire on November 30, 2017.
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
Performance-Based Awards
On May 27, 2009, the Board of Directors approved its fiscal 2010 equity incentive program for employees to be awarded options to purchase the Company’s common stock. The maximum number of options available under the equity incentive program plan is 320,000, of which 105,000 are reserved for the Company’s Named Executive Officers and 215,000 for non-executive employees of the Company. Under the program, executives are eligible to receive options based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2010 and, in one case, retention of employment status through the end of fiscal 2010. Under the program, the non-executive employees are eligible to receive options based on recommendation of senior management. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years, vesting in five equal annual installments commencing one year following the date of grant. Compensation expense for the non-executive options will commence when granted. Compensation expense associated with the executive performance based awards are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and the recorded stock compensation expense related to the executive performance based awards was approximately $26 during the nine months ended December 31, 2009.

The following assumptions were utilized for performance based awards under the Company’s 2010 incentive plan during the nine months ended December 31, 2009:

Nine Months
Ended
December 31,
2009
Expected life	4.42 years
Expected volatility	48.4%
Expected dividends	2.3%
Risk-free rate	2.5%
Non-vested stock option award activity, including employee stock options and performance-based awards for the nine months ended December 31, 2009, is summarized as follows:

		Weighted
	Non-vested	Average
	Number of	Grant Date
	Options	Fair Value
Outstanding, April 1, 2009	465,345	$11.74

Granted	168,425	19.97
Vested	(137,743)	12.15
Forfeited/canceled	—	—

Outstanding, December 31, 2009	496,027	$14.42

As of December 31, 2009, $13,192 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 4.98 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2009 and 2008 was $1,673 and $1,750, respectively.
Restricted Stock Units
On May 27, 2009, the Board of Directors approved its Outside Director Compensation Plan, whereby each non-employee Director is to be awarded shares of restricted stock units upon election or re-election to the Board. Such restricted units vest in two equal, annual installments on the first and second anniversaries of the grant date and are nontransferable for one year following vesting. The Company estimated the fair value of the restricted stock units using the market price of its common stock on the date of the grant ($53.86 per share on August 13, 2009, the grant date). The fair value of these restricted units is amortized on a straight-line basis over the vesting period. As of December 31, 2009, 8,000 restricted units were issued and approximately $82 of compensation expense was recorded under this Plan during the nine months ended December 31, 2009.
As of December 31, 2009, $349 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 1.62 years. This amount does not include the cost of new restricted stock units that may be granted in future periods or any changes in the Company’s forfeiture percentage. During the three and nine months ended December 31, 2009, no restricted stock units became vested.
11. Income Taxes
The provision for income taxes for the nine months ended December 31, 2009 was approximately $20,739 as compared to approximately $20,193 for the year ago period. The effective tax rates for the nine months ended December 31, 2009 and 2008 were 37.0% and 36.7%, respectively. The provision for income taxes for the nine months ended December 31, 2009 differ from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, the qualified production activities deduction and Federal and State research and development tax credits. The effective rate for the nine months ended December

31, 2009 increased slightly from the prior year primarily due to a smaller benefit received from the exercise of incentive stock options during the current period compared to the prior year period.
Uncertain tax positions
As of December 31, 2009, the Company has provided a liability of $57 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, $57 would impact the Company’s effective tax rate. The reserve has not materially changed for the nine months ended December 31, 2009.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income	$13,152	$13,150	$35,318	$34,763
Basic net income per share:
Weighted average shares outstanding — Basic	28,667	28,340	28,586	27,913

Basic net income per common share	$0.46	$0.46	$1.24	$1.25

Net income	$13,152	$13,150	$35,318	$34,763
Diluted net income per share:
Weighted average shares outstanding — Basic	28,667	28,340	28,586	27,913
Effect of potentially dilutive securities	166	133	169	362

Weighted average shares outstanding — Diluted	28,833	28,473	28,755	28,275

Diluted net income per common share	$0.46	$0.46	$1.23	$1.23

The computation of diluted net income per share does not include 168,425 options for both the three and nine months ended December 31, 2009, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
The computation of diluted net income per share does not include 507,983 and 475,522 options for the three and nine months ended December 31, 2008, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

13. Other Comprehensive Income
Comprehensive income includes all changes in Shareholders’ Equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income, net of income tax, consist of unrealized losses on marketable securities. There were no other comprehensive income items for the three and nine months ended December 31, 2009.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income	$13,152	$13,150	$35,318	$34,763
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	—	—	—	196

Comprehensive income	$13,152	$13,150	$35,318	$34,959

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
The accounting policies of the Company’s operating segments are the same as those described in Note 2 — Summary of Significant Accounting Policies, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management. Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented. All of the recorded goodwill at December 31, 2009 relates to the Company’s NextGen, Sphere and Practice Solutions Unit, which includes HSI and PMP.

[a]	UNIX is a registered trademark of the AT&T Corporation.

Operating segment data is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenue:
QSI Division	$4,368	$3,969	$12,474	$12,149
NextGen Division	70,594	61,510	200,824	167,535

Consolidated revenue	$74,962	$65,479	$213,298	$179,684

Operating income:
QSI Division	$916	$944	$2,481	$2,872
NextGen Division	24,539	22,821	65,715	62,057
Unallocated corporate expense	(4,707)	(3,611)	(12,513)	(11,015)

Consolidated operating income	$20,748	$20,154	$55,683	$53,914

15. Concentration of Credit Risk
The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2009. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.
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
17. Subsequent Events
On January 27, 2010, the Board of Directors approved a regular quarterly dividend of thirty cents ($0.30) per share payable on its outstanding shares of common stock. The cash dividend record date is March 23, 2010 and the cash dividend is expected to be distributed to shareholders on or about April 5, 2010.
The Company has evaluated all events and transactions subsequent to December 31, 2009 through February 1, 2010.

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
On August 12, 2009, we acquired Sphere Health Systems, Inc, a provider of information systems to healthcare facilities. This acquisition is also part of our strategy to add new customers by expanding the features and functionality of our products.
Our strategy is, at present, to focus on providing software and services to medical and dental practices. The key elements of this strategy are to:
•	continue development and enhancement of select software solutions in target markets;

•	continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation, and support;

•	continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline;

•	add new customers through maintaining and expanding sales, marketing and product development activities; and

•	expand our relationship with existing customers through delivery of new products and services.
Critical Accounting Policies and Estimates
The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates for reasonableness, including but not limited to those related to:
•	revenue recognition;

•	valuation of marketable securities and ARS put option rights;

•	uncollectible accounts receivable;

•	share based compensation;

•	software development cost;

•	income taxes; and

•	business combination and goodwill.
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
The fair value of our marketable securities has been estimated by management based on certain assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 — unobservable inputs in accordance with FASB ASC Topic 820-10 Fair Value Measurements and Disclosures-Overall, or ASC 820-10 (see Note 4 of our Condensed Notes to the Consolidated Financial Statements: “Fair Value Measurements”). Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, including a liquidity discount, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. The estimate of the fair value of the marketable securities could change based on market conditions.
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
Research and Development Tax Credits. Management’s treatment of research and development tax credits represented a significant estimate which affected the effective income tax rate for us for the quarter ended December 31, 2009. Research and development credits taken by us involve certain assumptions and judgments regarding qualified expenses under Internal Revenue Code (“IRC”) Section 41. These credits are subject to examination by the federal and state taxing authorities.
Qualified Production Activities Deduction. Management’s treatment of this deduction represented an estimate that affected the effective income tax rate for us for the quarters ended December 31, 2009 and 2008. The deduction taken by us involved certain assumptions and judgments regarding the allocation of indirect expenses as prescribed under IRC Section 199.
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
On December 11, 2007, the Company announced the formal public launch of NextGen Practice Solutions, a business unit devoted to providing physician practices with cost effective RCM services, consisting primarily of billing and collections services for medical practices. This unit combines a web-delivered Software as a Service, or SaaS model and the NextGenepm software platform to execute its service offerings. Clients may also deploy NextGenehr as part of their Practice Solutions implementation.
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
Inclusive of divisional maintenance, EDI and RCM revenue, the NextGen Division accounted for approximately 94.2% of our revenue for the third quarter of fiscal 2010 compared to 93.9% in the third quarter of fiscal 2009. Inclusive of divisional maintenance and EDI revenue, the QSI Division accounted for approximately 5.8% and 6.1% of revenue in the third quarter of fiscal 2010 and 2009, respectively. The NextGen Division’s year over year revenue grew 14.8% and 39.7% in the third quarter of fiscal 2010 and 2009, respectively, while the QSI Division’s year over year revenue grew by 10.1% in the third quarter of fiscal 2010 and declined 2.5% in the third quarter of fiscal 2009 on a year over year basis.
In addition to the aforementioned software solutions which we offer through our QSI and NextGen Division, each division also offers comprehensive hardware and software installation services, maintenance and support services, and system training services.
Overview of Our Results

•	Consolidated revenue grew 18.7% in the nine months ended December 31, 2009 versus the same period in 2008 and 32.8% in the nine months ended December 31, 2008 versus 2007. For the nine months ended December 31, 2009, revenue was positively impacted by growth in recurring revenue including maintenance, EDI and revenue cycle management revenues which grew 22%, 19% and 106% respectively. Revenue cycle management revenue was also higher as a result of a full nine months of results in the nine month period ended December 31, 2009 versus seven months for HSI and two months for PMP in the same period ended December 31, 2008. HSI and PMP generated $18.6 million and $13.8 million of revenue for the nine months ended December 31, 2009, respectively. The nine months ended December 31, 2008 included $10.7 million and $2.6 million of revenue related to the HSI and PMP, respectively, versus zero in the nine month period ended December 31, 2007. Recurring EDI and maintenance revenue contributed to an increase of $15.9 million in revenue during the nine months ended December 31, 2009 over the same period a year ago.

•	Uncertainty over the final rules regarding incentive payments tied to the ARRA continued to negatively impacted system sales revenue in the three and nine month periods ended December 31, 2009, however, the December quarter reflected positive momentum as indicated by increased pipelines and systems sales which grew to a record $27.7 million versus $25.0 million in the year ago quarter.

•	Consolidated income from operations increased 3.3% in the nine months ended December 31, 2009 versus the same period in 2008 and increased 27.4% in the nine months ended December 31, 2008 versus 2007. For the nine months ended December 31, 2009, operating income was negatively impacted by a shift in revenue mix with an increased share of hardware, EDI, and RCM revenue resulting in a decline in our gross profit margin. We also invested in higher selling, general and administrative expenses in order to take full advantage of the ARRA.

•	We do not believe the revenue mix changes noted above represent a change in the overall purchasing environment. On top of the potential benefits from the ARRA, we have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic health records and other technology in the healthcare arena.

•	While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the current economic environment, combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records, makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.
NextGen Division
•	NextGen Division revenue increased 19.9% in the nine months ended December 31, 2009 versus 2008 and 36.0% in the nine months ended December 31, 2008 versus 2007. Divisional operating income (which excludes unallocated corporate expenses) increased 5.9% in the nine months ended December 31, 2009 versus 2008 and increased 30.9% in the nine months ended December 31, 2008 versus 2007.

•	HSI contributed $18.6 million and $10.7 million to NextGen’s revenue for the nine months ended December 31, 2009 and 2008, respectively. HSI’s operating income added $1.4 million and $0.6 million to NextGen’s operating income during the same periods, respectively. Increased software revenue contributed to the increase in operating income for HSI. The HSI acquisition closed on May 20, 2008.

•	PMP contributed $13.8 million and $2.6 million to NextGen’s revenue for the nine months ended December 31, 2009 and 2008, respectively. PMP’s operating income added $1.9 million to NextGen’s operating income during the nine months ended December 31, 2009. Increased software revenue contributed to the increase in operating income for PMP. PMP’s operating income had minimal impact to NextGen’s operating income during the same prior year period as the PMP acquisition did not close until the third quarter of fiscal year 2009.

•	Recurring revenue, consisting of maintenance, EDI and RCM, represented $109.4 million and accounted for 54.5% of total NextGen revenue during the nine months ended December 31, 2009. In the same period a year ago, recurring revenue represented 47.5% of total NextGen revenue or $79.6 million.

•	During the nine months ended December 31, 2009, we added staffing resources in anticipation of future growth from the ARRA. We intend to continue doing so in future periods to maximize our opportunities from the ARRA.

•	Our goals include taking maximum advantage of future benefits related to the ARRA and continuing to further enhance and expand the marketing and sales of our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers, expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the Practice Solutions arena.

QSI Division
•	Our QSI Division revenue increased 2.7% in the nine months ended December 31, 2009 versus the same period in 2008 and increased 0.7% in the nine months ended December 31, 2008 versus the same period in 2007. The Division experienced a 13.6% decrease in operating income (excluding unallocated corporate expenses) in the nine months ended December 31, 2009 versus the same period in 2008 as compared to a 4.1% decrease in operating income in the nine months ended December 31, 2008 versus the same period in 2007. For the nine months ended December 31, 2009, operating income was negatively impacted by increased selling, general and administrative expenses.

•	In July 2009, we licensed source code from PlanetDDS, Inc., that will allow us to deliver hosted, web-based Software-as-a-Service (SaaS) practice management and clinical software solutions to the dental industry. The software solution will be marketed primarily to the multi-location dental group practice market for which QSI has historically been a dominate player. This new software solution brings the QSI division to the forefront of the emergence of internet based applications and cloud computing and represents a significant growth opportunity for the QSI division to sell both to QSI’s existing customer base as well as new customers.

•	Our goal for the QSI Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new NextDDS product. The QSI division also intends to leverage the NextGen sales force to sell its dental EMR software to practices that provide both medical and dental services such as Federal Qualified Health Centers which are receiving grants as part of the American Reinvestment and Recovery Act.

The following table sets forth for the periods indicated the percentage of revenues represented by each item in our Consolidated Statements of Income (unaudited).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
Software, hardware and supplies	32.5%	34.1%	30.4%	36.2%
Implementation and training services	4.4	4.1	4.8	5.4

System sales	36.9	38.2	35.2	41.6

Maintenance	29.5	29.3	30.6	29.8
Electronic data interchange services	11.9	12.2	12.1	12.1
Revenue cycle management and related services	12.8	10.4	12.9	7.4
Other services	8.9	9.9	9.2	9.1

Maintenance, EDI, RCM and other services	63.1	61.8	64.8	58.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	3.7	4.6	4.3	5.5
Implementation and training services	3.9	3.3	4.3	4.3

Total cost of system sales	7.6	7.9	8.6	9.8

Maintenance	4.5	4.3	4.5	4.9
Electronic data interchange services	8.7	8.5	8.7	8.7
Revenue cycle management and related services	9.5	6.8	9.6	5.0
Other services	7.4	7.8	7.2	6.9

Total cost of maintenance, EDI, RCM and other services	30.1	27.4	30.0	25.5

Total cost of revenue	37.7	35.3	38.6	35.3

Gross profit	62.3	64.7	61.4	64.7

Operating expenses:
Selling, general and administrative	29.3	28.4	29.5	29.0
Research and development costs	5.3	5.5	5.8	5.6

Total operating expenses	34.6	33.9	35.3	34.6

Income from operations	27.7	30.8	26.1	30.1

Interest income	0.1	0.5	0.1	0.6
Other income	0.2	—	0.1	—

Income before provision for income taxes	28.0	31.3	26.3	30.7
Provision for income taxes	10.4	11.2	9.7	11.2

Net income	17.6%	20.1%	16.6%	19.5%

For the Three-Month Periods Ended December 31, 2009 versus 2008
Net Income. The Company’s net income for the three months ended December 31, 2009 was $13.2 million or $0.46 per share on a basic and fully diluted basis. In comparison, we earned $13.2 million or $0.46 per share on a basic and fully diluted basis for the three months ended December 31, 2008. The change in net income for the three months ended December 31, 2009 was a result of the following:
•	an increase in systems sales to $27.7 million dollars versus $25.0 million a year ago;

•	an increase of recurring revenue including RCM, maintenance, and EDI revenue; and

•	offset by an increase in selling, general and administrative expenses related to additional headcounts and sales and marketing expenses as well as a decline in our gross profit margin due primarily to both a shift in revenue mix with increased RCM revenue and lower gross margins related to RCM revenue.
Revenue. Revenue for the three months ended December 31, 2009 increased 14.5% to $75.0 million from $65.5 million for the three months ended December 31, 2008. NextGen Division revenue increased 14.8% from $61.5 million in the three months ended December 31, 2008 to $70.6 million in the three months ended December 31, 2009, while the QSI Division revenue increased by 10.1% during the three months ended December 31, 2009 over the prior year period. NextGen revenue is inclusive of approximately $6.5 million in revenue from HSI and $4.8 million in revenue from PMP.
System Sales. Revenue earned from Company-wide sales of systems for the three months ended December 31, 2009, increased 10.6% to $27.7 million from $25.0 million in the prior year period.
Our increase in revenue from sales of systems was principally the result of a 9.1% increase in category revenue at our NextGen Division whose sales in this category increased from $24.4 million during the three months ended December 31, 2008 to $26.6 million during the three months ended December 31, 2009.
The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

		Hardware, Third	Implementation	Total
		Party Software	and Training	System
	Software	and Supplies	Services	Sales
Three months ended December 31, 2009
QSI Division	$477	$404	$193	$1,074
NextGen Division	22,622	843	3,120	26,585

Consolidated	$23,099	$1,247	$3,313	$27,659

Three months ended December 31, 2008
QSI Division	$103	$309	$220	$632
NextGen Division	21,046	878	2,455	24,379

Consolidated	$21,149	$1,187	$2,675	$25,011

NextGen Division software license revenue increased 7.5% and 13.7% between the three months ended December 31, 2009 and 2008 compared to the same prior year period, respectively. The Division’s software revenue accounted for 85.1% and 86.3% of divisional system sales revenue during the three months ended December 31, 2009 and 2008, respectively. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
During the three months ended December 31, 2009, 3.2% of NextGen’s system sales revenue was represented by hardware and third party software compared to 3.6% in the prior year period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.
Implementation and training revenue related to system sales at the NextGen Division increased 27.1% in the three months ended December 31, 2009 when compared to the same prior year period. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended December 31, 2009 versus 2008 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.
The increase in the NextGen Division’s system sales revenue has come in part from investments in sales and marketing activities including a revamped NextGen.com Web site, new NextGen logo, new marketing campaigns, trade show attendance, and other expanded advertising and marketing expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenehr and NextGenepm software products and the apparent increasing acceptance of electronic medical records technology in the healthcare industry. NextGen is also actively selling NextGen EHR licenses to HSI and PMP’s base of RCM customers.
For the QSI Division, total system sales increased $0.4 million in the three months ended December 31, 2009 versus the same prior year period and decreased 26.3% in the three months ended December 31, 2008 compared to the prior year period. In July 2009, we entered into a collaboration agreement with PlanetDDS, Inc., to deliver hosted, web-based Software-as-a-Service (SaaS) practice management and clinical software solutions to the dental industry.
Maintenance, EDI, Revenue Cycle Management and Other Services. For the three months ended December 31, 2009, Company-wide revenue from maintenance, EDI, RCM and other services grew 16.9% to $47.3 million from $40.5 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI, RCM and other services revenue from the NextGen Division.
The following table details revenue included in the maintenance, EDI, RCM and other services revenue categories for the three month periods ended December 31, 2009 and 2008:

			Revenue Cycle
	Maintenance	EDI	Management	Other	Total

Three months ended December 31, 2009
QSI Division	$1,821	$1,274	$—	$198	$3,293
NextGen Division	20,318	7,623	9,602	6,467	44,010

Consolidated	$22,139	$8,897	$9,602	$6,665	$47,303

Three months ended December 31, 2008
QSI Division	$1,784	$1,348	$—	$205	$3,337
NextGen Division	17,368	6,660	6,835	6,268	37,131

Consolidated	$19,152	$8,008	$6,835	$6,473	$40,468

Total NextGen Division maintenance revenue for the three months ended December 31, 2009 grew 17.0% to $20.3 million from $17.4 million in the same prior year period while EDI revenue grew 14.4% to $7.6 million compared to $6.7 million during the same prior year period. RCM revenue grew $2.8 million or 40.5% to $9.6 million primarily as a result of the HSI and PMP acquisitions. Other services revenue for the NextGen Division for the three months ended December 31, 2009, which consists primarily of third party annual software license renewals and hosting services increased 3.2% to $6.5 million from $6.3 million in the same prior year period, primarily due to increases in third party annual software licenses, consulting services and hosting services revenue. QSI Division maintenance, EDI and other revenue remained consistent at $3.3 million in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.
The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter, existing customers who have purchased additional licenses, and our relative success in retaining existing maintenance customers. NextGen’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. The growth in RCM revenue is a result of the HSI and PMP acquisitions as well as new customers acquired from cross selling opportunities with the NextGen customer bases. We intend to continue to promote maintenance, EDI and RCM services to both new and existing customers.
Cost of Revenue. Cost of revenue for the three months ended December 31, 2009 increased 22.5% to $28.3 million from $23.1 million in the quarter ended December 31, 2008 and the cost of revenue as a percentage of revenue increased to 37.8% from 35.3% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.
The increase in our consolidated cost of revenue as a percentage of revenue between the three months ended December 31, 2009 and the three months ended December 31, 2008 is primarily attributable to an increase in payroll and related benefits and other expenses associated with the delivery of RCM service revenue.
The following table details revenue and cost of revenue on a divisional and consolidated basis for the three month period ended December 31, 2009 and 2008:

	Three months ended December 31,
	2009	%	2008	%

QSI Division
Revenue	$4,368	100.0%	$3,969	100.0%
Cost of revenue	1,884	43.1	1,864	47.0

Gross profit	$2,484	56.9%	$2,105	53.0%

NextGen Division
Revenue	$70,594	100.0%	$61,510	100.0%
Cost of revenue	26,425	37.4	21,236	34.5

Gross profit	$44,169	62.6%	$40,274	65.5%

Consolidated
Revenue	$74,962	100.0%	$65,479	100.0%
Cost of revenue	28,309	37.8	23,100	35.3

Gross profit	$46,653	62.2%	$42,379	64.7%

Gross profit margins at the NextGen Division for the three months ended December 31, 2009 decreased to 62.6% from 65.5% from the prior year period. Gross profit margins at the QSI Division for the three months ended December 31, 2009 increased to 56.9% from 53.0% for the prior period ended December 31, 2008.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a divisional and consolidated basis for the three months ended December 31, 2009 and 2008.

	Hardware,	Payroll and
	Third Party	Related			Total Cost
	Software	Benefits	EDI	Other	of Revenue	Total

Three months ended December 31, 2009
QSI Division	8.4%	13.1%	15.2%	6.4%	43.1%	56.9%
NextGen Division	1.3%	17.4%	8.3%	10.4%	37.4%	62.6%

Consolidated	1.7%	17.2%	8.7%	10.2%	37.8%	62.2%

Three months ended December 31, 2008
QSI Division	6.3%	19.7%	17.9%	3.1%	47.0%	53.0%
NextGen Division	2.4%	16.6%	7.3%	8.2%	34.5%	65.5%

Consolidated	2.6%	16.9%	8.0%	7.8%	35.3%	64.7%

The increase in our consolidated cost of revenue as a percentage of revenue in the three months ended December 31, 2009 compared to the prior year period ended December 31, 2008 is primarily attributable to an increase in RCM revenue, which carries higher payroll and related benefits and other expenses as a percentage of revenue. This increase was offset by a decrease in hardware and third party software as a percentage of revenue. Other expense, which consists of outside service costs, amortization of software development costs and hosting and annual license costs, increased to 10.2% of total revenue during the three months ended December 31, 2009 from 7.8% of total revenue during the three months ended December 31, 2008.
During the three months ended December 31, 2009, hardware and third party software constituted a smaller portion of consolidated cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.
Our payroll and benefits expense associated with delivering our products and services increased to 17.2% of consolidated revenue in the three months ended December 31, 2009 compared to 16.9% during the three months ended December 31, 2008, primarily due to the acquisitions of HSI and PMP, which as service businesses have an inherently higher percentage of payroll costs as a percentage of revenue. The absolute level of consolidated payroll and benefit expenses grew from $10.6 million in the three months ended December 31, 2008 to $12.8 million in the three months ended December 31, 2009, an increase of 20.6% or approximately $2.2 million. Related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division increased by $2.4 million in the three months ended December 31, 2009 to $12.2 million from $9.8 million in the three months ended December 31, 2008. Payroll and benefits expense associated with delivering products and services in the QSI Division decreased by $0.2 million to $0.6 million during the three months ended December 31, 2009 from $0.8 million in the three months ended December 31, 2008. The application of ASC 718 added negligible compensation expense to cost of revenue in the three months ended December 31, 2009 and 2008, respectively.
As a result of the foregoing events and activities, the gross profit percentage for the Company and the NextGen Division decreased for the three month period ended December 31, 2009 versus the prior year period.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2009 increased 18.0% to $22.0 million as compared to $18.6 million for the three months ended December 31, 2008. The net increase in these expenses resulted from:
•	$1.8 million increase in compensation expense in the NextGen Division as a result of headcount additions.

•	$1.0 million increase in corporate expense, primarily related to headcount additions; and

•	$0.6 million net increase in other selling, general and administrative expenses in the NextGen Division.
The application of ASC 718 added approximately $0.1 million and $0.4 million in compensation expense to selling, general and administrative expenses for the three months ended December 31, 2009 and 2008, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 28.4% in the three months ended December 31, 2008 to 29.3% in the three months ended December 31, 2009.
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

Research and Development Costs. Research and development costs for the three months ended December 31, 2009 and 2008 were $4.0 million and $3.6 million, respectively. The increase in research and development expenses were due in part to increased investment in the NextGen product line. The application of ASC 718 added negligible compensation expense to research and development costs for the three months ended December 31, 2009 and 2008, respectively. Additions to capitalized software costs offset research and development costs. For each of the three months ended December 31, 2009 and 2008, $1.8 million and $1.3 million was added to capitalized software costs, respectively. Research and development costs as a percentage of revenue decreased to 5.3% during the three months ended December 31, 2009 from 5.5% for the same period in 2008. Research and development expenses are expected to continue at or above current dollar levels.
Interest Income. Interest income for the three months ended December 31, 2009 decreased to a negligible amount compared to $0.3 million in the three months ended December 31, 2008. Interest income in the three months ended December 31, 2009 decreased primarily due to lower interest rates earned on the Company’s money market accounts.
Our investment policy is determined by our Board. We currently maintain our cash in liquid short term assets including tax exempt and taxable money market funds. We own approximately $7.5 million in ARS as of December 31, 2009, which are illiquid due to the general auction failure in the ARS market. Our Board continues to review alternate uses for our cash including, but not limited to, payment of a dividend, initiation of a stock buy-back program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.
Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2009 was approximately $7.8 million as compared to approximately $7.3 million for the corresponding year ago period. The effective tax rates for the three months ended December 31, 2009 was 37.2% and for the three months ended December 31 2008 was 35.8%. The effective rate for the three months ended December 31, 2009 increased due to the overall effect of the State income tax rates, tax-exempt interest income, the decrease in the stock option deduction, and the Federal qualified production activities deduction and State research and development tax credits.
For the Nine-Month Periods Ended December 31, 2009 versus 2008
Net Income. The Company’s net income for the nine months ended December 31, 2009 was $35.3 million or $1.24 per share on a basic and $1.23 per share on a fully diluted basis. In comparison, we earned $34.8 million or $1.25 per share on a basic and $1.23 per share on a fully diluted basis for the nine months ended December 31, 2008. The increase in net income for the nine months ended December 31, 2009 was a result of the following:
•	an increase in consolidated revenue, attributable to growth in RCM revenue by HSI and PMP, which companies generated $18.6 million and $13.8 million of revenue for the nine months ended December 31, 2009, respectively. Recurring EDI and maintenance revenue contributed to an increase of $15.9 million in revenue during the nine months ended December 31, 2009 over the same period a year ago offset by:
•	a decline in our gross profit margin due to shift in revenue mix with increased EDI and RCM revenue; and
•	a decline in the gross profit margin achieved from RCM revenues related to certain start up and integration costs; and
•	a decrease in interest income related primarily to comparatively lower interest rates earned on our cash which is invested primarily in tax free money market accounts.
Revenue. Revenue for the nine months ended December 31, 2009 increased 18.7% to $213.3 million from $179.7 million for the nine months ended December 31, 2008. NextGen Division revenue increased 19.9% from $167.5 million in the nine months ended December 31, 2008 to $200.8 million in the nine months ended December 31, 2009, while the QSI Division revenue increased by 2.7% during the nine months ended December 31, 2009 over the prior year period from $12.1 million to $12.5 million. NextGen revenue is inclusive of approximately $18.6 million in revenue from HSI and $13.8 million in revenue from PMP for the nine months ended December 31, 2009.
System Sales. Revenue earned from Company-wide sales of systems for the nine months ended December 31, 2009, increased slightly 0.5% to $75.1 million from $74.7 million in the prior year period mainly because sales of systems at our NextGen Division remained flat during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008.

The nine month results were driven primarily by uncertainty over the final rules relating to stimulus payments from the ARRA causing delays in purchasing decisions.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

		Hardware, Third	Implementation	Total
		Party Software	and Training	System
	Software	and Supplies	Services	Sales

Nine months ended December 31, 2009
QSI Division	$1,216	$861	$547	$2,624
NextGen Division	58,684	4,217	9,603	72,504

Consolidated	$59,900	$5,078	$10,150	$75,128

Nine months ended December 31, 2008
QSI Division	$755	$1,019	$722	$2,496
NextGen Division	58,111	5,117	9,024	72,252

Consolidated	$58,866	$6,136	$9,746	$74,748

NextGen Division software license revenue increased 1.0% between the nine months ended December 31, 2009 and the prior year period. The Division’s software revenue accounted for 80.9% of divisional system sales revenue during the nine months ended December 31, 2009. For the nine month period ended December 31, 2008, divisional software revenue as a percentage of divisional system sales revenue was 80.4%. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
During the nine months ended December 31, 2009, 5.8% of NextGen’s system sales revenue was represented by hardware and third party software compared to 7.1% in the prior year period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.
Implementation and training revenue related to system sales at the NextGen Division increased 6.4% in the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. The amount of implementation and training services revenue in any given quarter is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the nine months ended December 31, 2009 versus 2008 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.
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
For the QSI Division, total system sales increased $0.1 million or 5.1% in the nine months ended December 31, 2009 versus the same period ended December 31, 2008. In July 2009, we entered into a collaboration agreement with PlanetDDS, Inc., to deliver hosted, web-based Software-as-a-Service (SaaS) practice management and clinical software solutions to the dental industry.
Maintenance, EDI, Revenue Cycle Management and Other Services. For the nine months ended December 31, 2009, Company-wide revenue from maintenance, EDI, RCM and other services grew 31.7% to $138.2 million from $104.9 million in the prior year period. The increase in this category resulted from an increase in maintenance, EDI, RCM and other services revenue from the NextGen Division.
The following table details revenue included in the maintenance, EDI, RCM and other services revenue categories for the nine months ended December 31, 2009 and 2008:

			Revenue Cycle
	Maintenance	EDI	Management	Other	Total

Nine months ended December 31, 2009
QSI Division	$5,388	$3,765	$—	$697	$9,850
NextGen Division	59,866	22,090	27,482	18,882	128,320

Consolidated	$65,254	$25,855	$27,482	$19,579	$138,170

Nine months ended December 31, 2008
QSI Division	$5,341	$3,605	$—	$707	$9,653
NextGen Division	48,181	18,058	13,319	15,725	95,283

Consolidated	$53,522	$21,663	$13,319	$16,432	$104,936

Total NextGen Division maintenance revenue for the nine months ended December 31, 2009 grew 24.3% to $59.9 million from $48.2 million in the same prior year period, while EDI revenue grew 22.3% to $22.1 million compared to $18.1 million during the same prior year period. RCM revenue grew $14.2 million to $27.5 million primarily as a result of the HSI and PMP acquisitions. Other services revenue for the NextGen Division for the nine months ended December 31, 2009, which consists primarily of third party annual software license renewals, and hosting services increased 20.1% to $18.9 million from $15.7 million in the same prior year period, primarily due to increases in third party annual software licenses, consulting services and hosting services revenue. QSI Division maintenance, EDI and other revenue for the nine months ended December 31, 2009 grew 2.0% to $9.9 million compared to $9.7 million during the same prior year period.
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
Cost of Revenue. Cost of revenue for the nine months ended December 31, 2009 increased 29.8% to $82.5 million from $63.5 million in the nine months ended December 31, 2008 and the cost of revenue as a percentage of revenue increased to 38.7% from 35.4% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.
The increase in our consolidated cost of revenue as a percentage of revenue between the nine months ended December 31, 2009 and the nine months ended December 31, 2008 is primarily attributable to an increase in payroll and related benefits and other expenses associated with delivery RCM service revenue, coupled with an increase in other expense as a percentage of revenue. Other expense, which consists of outside service costs, amortization of software development costs and other costs, increased to 7.2% of total revenue during the nine months ended December 31, 2009 from 6.9% of total revenue during the nine months ended December 31, 2008.

The following table details revenue and cost of revenue on a divisional and consolidated basis for the nine months ended December 31, 2009 and 2008:

	Nine months ended December 31,
	2009	%	2008	%

QSI Division
Revenue	$12,474	100.0%	$12,149	100.0%
Cost of revenue	5,493	44.0	5,651	46.5

Gross profit	$6,981	56.0%	$6,498	53.5%

NextGen Division
Revenue	$200,824	100.0%	$167,535	100.0%
Cost of revenue	77,016	38.3	57,898	34.6

Gross profit	$123,808	61.7%	$109,637	65.4%

Consolidated
Revenue	$213,298	100.0%	$179,684	100.0%
Cost of revenue	82,509	38.7	63,549	35.4

Gross profit	$130,789	61.3%	$116,135	64.6%

Gross profit margins at the NextGen Division for the nine months ended December 31, 2009 decreased to 61.7% from 65.4% from the prior year period. Gross profit margins at the QSI Division for the nine months ended December 31, 2009 increased to 56.0% from 53.5% for the prior period ended December 31, 2008.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a divisional and consolidated basis for the nine months ended December 31, 2009 and 2008.

	Hardware,	Payroll and
	Third Party	Related			Total Cost
	Software	Benefits	EDI	Other	of Revenue	Total

Nine months ended December 31, 2009
QSI Division	8.0%	14.0%	16.7%	5.3%	44.0%	56.0%
NextGen Division	2.5%	18.2%	8.2%	9.4%	38.3%	61.7%

Consolidated	2.8%	18.0%	8.7%	9.2%	38.7%	61.3%

Nine months ended December 31, 2008
QSI Division	7.4%	19.6%	16.4%	3.1%	46.5%	53.5%
NextGen Division	3.4%	14.3%	7.8%	9.1%	34.6%	65.4%

Consolidated	3.7%	14.7%	8.4%	8.6%	35.4%	64.6%

The increase in our consolidated cost of revenue as a percentage of revenue in the nine months ended December 31, 2009 compared to the prior year period ended December 31, 2008 is primarily attributable to an increase in RCM revenue, which carries higher payroll and related benefits and other expenses as a percentage of revenue and higher other costs in both divisions, offset by a decrease in hardware and third party software. Other expense, which consists of outside service costs, amortization of software development costs and annual license and hosting costs.
During the nine months ended December 31, 2009, hardware and third party software constituted a smaller portion of consolidated cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.
Our payroll and benefits expense associated with delivering our products and services increased to 18.0% of consolidated revenue in the nine months ended December 31, 2009 compared to 14.7% during the nine months ended December 31, 2008, primarily due to the acquisition of HSI and PMP which, as service businesses, have an inherently higher percentage of payroll costs as a percentage of revenue. The absolute level of consolidated payroll and benefit expenses grew from $26.5 million in the nine months ended December 31, 2008 to $38.2 million in the nine months ended December 31, 2009, an increase of 44.2% or approximately $11.7 million. Of the $11.7 million increase, approximately $7.7 million was a result of the HSI and PMP acquisitions. In addition, related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division increased by $12.4 million in the nine months ended December 31, 2009 to $36.5 million from the same prior year period. Payroll and benefits expense associated with delivering products and services in the QSI Division decreased to $1.8 million during the nine months ended December 31, 2009 from $2.4 million in the nine months ended December 31, 2008. The application of ASC 718 added negligible compensation expense and $0.2 million in compensation expense to cost of revenue in the nine months ended December 31, 2009 and 2008, respectively.
As a result of the foregoing events and activities, the gross profit percentage for the Company and our NextGen Division decreased for the nine month period ended December 31, 2009 versus the prior year period.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2009 increased 20.5% to $62.8 million as compared to $52.1 million for the nine months ended December 31, 2008. The net increase in these expenses primarily resulted from a:
•	$3.6 million increase in selling, general and administrative expenses at our Practice Solutions operations, consisting of PMP and HSI.

•	$3.8 million increase in compensation expense in the NextGen Division primarily as a result of headcount additions;

•	$1.4 million increase in marketing and tradeshows in the NextGen Division; and a

•	$1.5 million increase in corporate related expenses, primarily as a result of headcount additions
The application of ASC 718 added approximately $1.3 million and $1.2 million in compensation expense to selling, general and administrative expenses for the nine months ended December 31, 2009 and 2008, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 29.0% in the nine months ended December 31, 2008 to 29.5% in the nine months ended December 31, 2009.
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
Research and Development Costs. Research and development costs for the nine months ended December 31, 2009 and 2008 were $12.3 million and $10.1 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen product line. Additionally, the application of ASC 718 added $0.1 million and $0.2 million in compensation expense to research and development costs for the nine months ended December 31, 2009 and 2008, respectively. Additions to capitalized software costs offset research and development costs. For the nine months ended December 31, 2009, $4.7 million was added to capitalized software costs while $4.5 million was capitalized during the nine months ended December 31, 2008. Research and development costs as a percentage of revenue increased to 5.8% during the nine months ended December 31, 2009 from 5.6% for the same period in 2008. Research and development expenses are expected to continue at or above current dollar levels.

Interest Income. Interest income for the nine months ended December 31, 2009 decreased to $0.2 million compared to $1.0 million in the nine months ended December 31, 2008. Interest income in the nine months ended December 31, 2009 decreased primarily due to a greater proportion of funds invested in money market accounts which earned lower interest rates as compared to the prior year.
Our investment policy is determined by our Board. We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds. We own approximately $7.5 million in ARS as of December 31, 2009, which are illiquid due to the general auction failure in the ARS market. Our Board continues to review alternate uses for our cash including, but not limited to, payment of a dividend, initiation of a stock buy-back program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.
Other Income (Expense). Other income (expense) for the nine months ended December 31, 2009 consists predominantly of gains and losses in fair value recorded on our ARS investments as well as on our ARS Put Option Rights. During the nine months ended December 31, 2009, we recorded an overall gain on our ARS and ARS Put Option Rights, of approximately $0.2 million. There was a de minimis loss on investment securities during the nine months ended December 31, 2008.
Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2009 was approximately $20.7 million as compared to approximately $20.2 million for the corresponding year ago period. The effective tax rates for the nine months ended December 31, 2009 was 37.0% and for the nine months ended December 31 2008 was 36.7%. The effective rate for the nine months ended December 31, 2009 increased slightly from the prior year primarily due to a smaller benefit received from the exercise of incentive stock options during the current period compared to the prior year period.
Liquidity and Capital Resources
The following table presents selected financial statistics and information as of and for each of the nine months ended December 31, 2009 and 2008:

	Nine Months Ended
	December 31,
	2009	2008
Cash and cash equivalents	$79,111	$55,428
Net increase (decrease) in cash and cash equivalents	$8,931	$(3,618)
Net income during the nine month period	$35,318	$34,763
Net cash provided by operations	$39,820	$27,251
Number of days of sales outstanding at the start of the period	125	136
Number of days of sales outstanding at the end of the period	124	140

Cash Flow from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income and secondarily by non-cash expenses including depreciation, amortization of capitalized software and other intangible assets, provisions for bad debts and inventory obsolescence, net deferred income taxes and stock option expenses.
The following table summarizes our statement of cash flows for the nine month period ended December 31, 2009 and 2008:

	Nine Months Ended
	December 31,
	2009	2008
Net income	$35,318	$34,763
Non-cash expenses	10,514	9,778
Change in deferred revenue	7,996	2,570
Change in accounts receivable	(14,186)	(20,695)
Change in other assets and liabilities	178	835

Net cash provided by operating activities	$39,820	$27,251

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the nine month period ended December 31, 2009 and 2008, respectively. Our NextGen Division’s contribution to net income has increased each year due to that division’s operating income increasing more quickly than the Company as a whole.
Non-Cash Expenses. For the nine months ended December 31, 2009, non-cash expenses primarily include $2.7 million of depreciation, $4.3 million of amortization of capitalized software, $2.8 million in bad debt reserve, $1.1 million of amortization of other intangibles and $1.4 million of stock option compensation expenses offset by $1.8 million in deferred income tax benefit. Total non-cash expense was approximately $10.5 million and $9.8 million for the nine month periods ended December 31, 2009 and 2008, respectively.
Deferred Revenue. Cash from operations benefitted from increases in deferred revenue. The change in deferred revenue for the nine months ending December 31, 2009 was due to increases in maintenance and services which were billed but not rendered at the end of the period.
Accounts Receivable. Accounts receivable grew by approximately $14.2 million and $20.7 million in the nine month periods ended December 31, 2009 and 2008, respectively. The increase in accounts receivable during the period is partially due to the following factors:
•	NextGen Division revenue grew 19.9% and 36.0% on a year-over-year basis, in the nine month periods ended December 31, 2009 and 2008, respectively;

•	Turnover of the NextGen Division accounts receivable is also slower than the QSI Division due to the fact that the majority of the QSI Division’s revenue is derived from maintenance and EDI services which typically have shorter payment terms than systems sales related revenue at the NextGen Division sales.
The turnover of accounts receivable measured in terms of days sales outstanding (DSO) decreased slightly from 125 days to 124 days during the nine month period ended December 31, 2009. The decrease is due to factors mentioned above, offset by an increase in RCM revenue, which has a faster turnover of accounts receivable compared to system sales.
If amounts included in both accounts receivable and deferred revenue were netted, the Company’s turnover of accounts receivable expressed as DSO would be 83 and 96 days as of December 31, 2009 and 2008, respectively. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the nine months ended December 31, 2009, we anticipate being able to continue to generate cash from operations during fiscal 2010 primarily from the net income of the Company.

Cash flows from investing activities
Net cash used in investing activities for the nine months ended December 31, 2009 and 2008 was $11.7 million and $19.5 million, respectively. The decrease in cash used in investing activities during the nine months period ended December 31, 2009 compared to the prior year period, is primarily due to the acquisitions of HSI and PMP in the prior year period which included cash payments of $8.2 million and $16.9 million, respectively. This use of cash was offset by sales of marketable securities of approximately $12.3 million. During the nine months ended December 31, 2009, the Company added an additional $1.8 million to equipment and improvements when compared to the year ago period. Further, the Company paid $2.7 million in connection with certain earn-out provisions relating to its acquisition of PMP and paid $0.3 million in connection with its acquisition of Sphere.
Cash flows from financing activities
During the nine months ended December 31, 2009, we received proceeds of $5.3 million from the exercise of stock options and paid dividends totaling $25.7 million. During the nine months ended December 31, 2008, we received proceeds of $11.2 million from the exercise of stock options, recorded a reduction in income tax liability of $2.9 million and paid dividends totaling $22.3 million. Further, during the nine months ended December 31, 2008, we made loan payments of $3.3 million related to the debt assumed in the HSI acquisition. No such payment was made during the nine months ended December 31, 2009.
Cash and cash equivalents and marketable securities
At December 31, 2009, we had cash and cash equivalents of $79.1 million and marketable securities of $7.5 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.
In January 2007, our Board authorized a regular quarterly dividend of $0.25 per share on our outstanding common stock commencing with conclusion of the first fiscal quarter of 2008 (June 30, 2007) and continuing each fiscal quarter thereafter, subject to further Board review and approval and establishment of record and distribution dates by our Board prior to the declaration of each such quarterly dividend. A quarterly dividend has been paid consistently since then. In August 2008, our Board increased the quarterly dividend to $0.30 per share. We anticipate that future quarterly dividends, if and when declared by our Board pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.
On January 27, 2010, the Board approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of March 23, 2010 with an expected distribution date on or about April 5, 2010.
Management believes that its cash and cash equivalents on hand at December 31, 2009, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends paid in the ordinary course of business for the next 12 months.

Contractual Obligations
The following table summarizes our significant contractual obligations, primarily consisting of office leases, at December 31, 2009, and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Year ended March 31,

2010 (remaining three months)	$1,265
2011	4,310
2012	2,404
2013	957
2014 and beyond	135

$9,071

New Accounting Pronouncements
Refer to Note 3, New Accounting Pronouncements, in “Condensed Notes to Consolidated Financial Statements”, for a discussion of new accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We maintain investments in tax exempt municipal ARS. At December 31, 2009, we had approximately $7.5 million of ARS on our Consolidated Balance Sheets. A small portion of our portfolio is invested in closed-end funds which invest in tax exempt municipal ARS. The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days.
Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities, or the securities mature. In February 2008, we began to experience failed auctions on our ARS and auction rate preferred securities. To determine their estimated fair values at December 31, 2009, factors including credit quality, the likelihood of redemption, and yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers were considered. Based on our ability to access our cash, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009, the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2009, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
ITEM 5. OTHER INFORMATION
None.

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

QUALITY SYSTEMS, INC.
Date: February 1, 2010	By:	/s/ Steven Plochocki
Steven T. Plochocki
Chief Executive Officer; Principal Executive Officer

Date: February 1, 2010	By:	/s/ Paul Holt
Paul A. Holt
Chief Financial Officer; Principal Accounting Officer