Form 10-K
period 2010-03-31
QUALITY SYSTEMS INC
filed 2010-06-01
CIK 708818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-12537

QUALITY SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-2888568 (IRS Employer Identification No.)
18111 Von Karman Avenue, Suite 600, Irvine, California (Address of principal executive offices)	92612 (Zip Code)

Registrant’s telephone number, including area code:
(949) 255-2600

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NASDAQ Global Select Market

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2009: $1,168,507,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $61.57 per share).*

The Registrant has no non-voting common equity.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	28,884,481

(Class)	(Outstanding at May 21, 2010)

*	For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2010 Annual Meeting of Shareholders — Part III Items 10, 11, 12, 13 and 14.

QUALITY SYSTEMS, INC.

FORM 10-K
For the Fiscal Year Ended March 31, 2010

INDEX

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

Company Overview

Quality Systems, Inc., including its wholly-owned subsidiaries, is comprised of the QSI Dental Division, NextGen Healthcare Information Systems, Inc. (“NextGen Division”), including NextGen Sphere, LLC and Opus Healthcare Solutions, Inc., and Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”) and Practice Management Partners, Inc. (“PMP”) (“Practice Solutions Division”) (collectively, the “Company”, “we”, “our”, or “us”). The Company develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers, and medical and dental schools. The Company also provides revenue cycle management (“RCM”) services through the Practice Solutions Division.

The Company, a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980’s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid-1990’s, we made two acquisitions that accelerated our penetration of the medical market. These two acquisitions formed the basis for the NextGen Division. Today, we serve the medical and dental markets through our NextGen Division and QSI Dental Division.

Business Segments

Historically, the Company has operated principally through two operating divisions: QSI Dental Division and NextGen Division. Through our acquisitions of HSI and PMP in 2008, we continued to strengthen our RCM service offerings. During fiscal year 2010, as a result of certain organizational changes, the composition of the Company’s NextGen Division was revised to exclude the former NextGen Practice Solutions unit and the Company’s RCM entities (HSI and PMP), both of which are now administered and aggregated in the Company’s Practice Solutions Division. Following the reorganization, the Company now operates three reportable operating segments (not including Corporate), comprised of the NextGen Division, the QSI Dental Division and the Practice Solutions Division. As a result, our fiscal year 2010 and 2009 results have been re-casted to reflect this change.

The following table breaks down our reported segment revenue and segment revenue growth by division for the years ended March 31, 2010, 2009 and 2008:

	Segment Revenue Breakdown			Segment Revenue Growth
	for the Year Ended March 31,			for the Year Ended March 31,
	2010	2009	2008	2010	2009	2008

QSI Dental Division	5.9%	6.5%	8.6%	8.1%	(1.2)%	(3.3)%
NextGen Division	79.4%	83.1%	91.4%	13.6%	19.6%	21.3%
Practice Solutions Division	14.7%	10.4%	0.0%	67.5%	N/A	N/A

Consolidated	100.0%	100.0%	100.0%	18.9%	31.6%	18.7%

QSI Dental Division.  The QSI Dental Division, co-located with our Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize its UNIX based medical practice management software product and Software as a Service, or SaaS model, based NextDDS financial and clinical software.

The QSI Dental Division’s practice management software suite utilizes a UNIX operating system. Its Clinical Product Suite (“CPS”) utilizes a Windows NT operating system and can be fully integrated with the practice management software from each Division. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The Division develops, markets, and manages our Electronic Data Interchange (“EDI”)/connectivity applications. The QSInet Application Service Provider (“ASP/Internet”) offering is also developed and marketed by the Division.

In July 2009, we licensed source code from PlanetDDS, Inc. that will allow us to deliver hosted, web-based SaaS model practice management and clinical software solutions to the dental industry. The software solution will be marketed primarily to the multi-location dental group practice market in which the Division has historically been a dominant player. This new software solution (NextDDS) brings the QSI Dental Division to the forefront of the emergence of internet based applications and cloud computing and represents a significant growth opportunity for the Division to sell both to its existing customer base as well as new customers.

NextGen Division.  The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia and Austin, Texas, provides integrated clinical, financial and connectivity solutions for ambulatory, inpatient and dental provider organizations.

On August 12, 2009, we acquired NextGen Sphere, LLC (“Sphere”), a provider of financial information systems to the small hospital inpatient market. This acquisition is also part of our strategy to expand into the small hospital market and to add new customers by taking advantage of cross selling opportunities between the ambulatory and inpatient markets.

On February 10, 2010, we acquired Opus Healthcare Solutions, Inc. (“Opus”), a provider of clinical information systems to the small hospital inpatient market. Founded in 1987 and headquartered in Austin, Texas, Opus delivers web-based clinical solutions to hospital systems and integrated health networks nationwide. This acquisition complements and will be integrated with the assets of Sphere. Both companies are established developers of software and services for the inpatient market and will operate under the Company’s NextGen Division.

The NextGen Division’s major product categories include:

•	NextGen ambulatory product suite that integrates as one system to streamline patient care with standardized, real-time clinical and administrative workflow through the practice, which consists of:

○	NextGen Electronic Health Records (“NextGenehr”) to ensure complete, accurate documentation to manage patient care electronically and to improve clinical processes and patient outcomes with electronic charting at the point of care; and

○	NextGen Enterprise Practice Management (“NextGenepm”) to automate business processes, from front-end scheduling to back-end collections and financial and administrative processes for increased performance and efficiencies.

•	NextGen inpatient products that deliver secure, highly adaptable, and easy to use applications to patient centered hospitals and health systems, which consists of:

○	NextGen Clinicals, which resides on an advanced truly active web 2.0 platform — and is designed to initiate widespread work efficiency and communication, reduce errors and time-to-chart, and improve care; and

○	NextGen Financials, which is a financial and administrative system that helps hospitals significantly improve the smart operations and financial and regulatory management of their facilities.

•	NextGen Community Connectivity, which consists of:

○	NextGen Health Information Exchange (“HIE”), formerly Community Health Solution, to exchange patient data securely with community healthcare organizations;

○	NextGen Patient Portal (“NextMD.com”) to communicate with patients online and import information directly into NextGenehr; and

○	NextGen Health Quality Measures (“HQM”) to allow seamless quality measurement and reporting for practice and physician performance initiatives.

The NextGen Division products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

Services provided by the NextGen Division include:

•	EDI services that are intended to automate a number of manual, often paper-based or telephony intensive communications between patients and/or providers and/or payors;

•	Hosting services that allow practices seeking the benefits of IT automation but not the maintenance of in-house hardware and networking;

•	NextGuard — Data Protection services that provide an off-site, data archiving, restoration, and disaster recovery preparedness solution for practices to protect clinical and financial data;

•	Consulting services, such as data conversions or interface development, that allow practices to build custom add-on features; and

•	Physician Resources services that allow practices to consult with the NextGen Division’s physician team.

Practice Solutions Division.  The Practice Solutions Division, with locations in St. Louis, Missouri and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services, primarily billing and collection services for medical practices. This Division combines a web-delivered SaaS model and the NextGenepm software platform to execute its service offerings. We intend to transition our customer base onto the NextGen platform within the next two years. The Practice Solutions Division provides technology solutions and consulting services to cover the full spectrum of providers’ revenue cycle needs from patient access to claims denials.

Practice Solutions Division revenue growth in both fiscal years 2010 and 2009 was impacted by the acquisitions of HSI and PMP in May 2008 and October 2008, respectively.

On May 20, 2008, we acquired St. Louis-based HSI, a full-service healthcare RCM company. HSI operates under the umbrella of the Company’s Practice Solutions Division. Founded in 1996, HSI provides RCM services to providers including health systems, hospitals, and physicians in private practice with an in-house team of more than 200 employees, including specialists in medical billing, coding and compliance, payor credentialing, and information technology. We intend to cross sell both software and RCM services to the acquired customer base of HSI and the NextGen Division.

On October 28, 2008, we acquired Maryland-based PMP, a full-service healthcare RCM company. This acquisition is also part of our growth strategy for our Practice Solutions Division. Similar to HSI, PMP operates under the umbrella of the Company’s Practice Solutions Division. Founded in 2001, PMP provides physician billing and technology management services to healthcare providers, primarily in the Mid-Atlantic region. We intend to cross sell both software and RCM services to the acquired customer base of PMP and the NextGen Division.

The three Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing and branding. The three Divisions share the resources of our “corporate office,” which includes a variety of accounting and other administrative functions. Additionally, there are a small but growing number of clients who are simultaneously utilizing software or services from more than one of our three Divisions.

We continue to pursue product and service enhancement initiatives within each Division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Industry Background

The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. We continue to see organizations that are doing fairly well operationally; however, some organizations with a large dependency on Medicaid populations are being impacted by the challenging financial condition of the many state governments in whose jurisdictions they conduct business. A positive factor for U.S. healthcare is the fact that the Obama Administration is pursuing broad healthcare reform aimed at improving issues surrounding healthcare. The American Recovery and Reinvestment Act (“ARRA”), which became law on February 17, 2009, includes more than $20 billion to help healthcare organizations modernize operations through the acquisition of health care information technology. While we are unsure of the immediate impact from the ARRA, the long-term potential could be significant.

Moreover, to compete in the continually changing healthcare environment, providers are increasingly using technology to help maximize the efficiency of their business practices, to assist in enhancing patient care, and to maintain the privacy of patient information.

As the reimbursement environment continues to evolve, more healthcare providers enter into contracts, often with multiple entities, which define the terms under which care is administered and paid. The diversity of payor organizations, as well as additional government regulation and changes in reimbursement models, have greatly increased the complexity of pricing, billing, reimbursement, and records management for medical and dental practices. To operate effectively, healthcare provider organizations must efficiently manage patient care and other information and workflow processes, which increasingly extend across multiple locations and business entities.

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

Our Strategy

Our strategy is, at present, to focus on providing software and services to medical practices, dental practices, hospitals, health centers, and other healthcare providers. Among the key elements of this strategy are:

•	Continued development and enhancement of select software solutions in target markets;

•	Continued investments in our infrastructure including, but not limited to, product development, sales, marketing, implementation, and support;

•	Continued efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline;

•	Addition of new customers through maintaining and expanding sales, marketing and product development activities;

•	Expanding our relationship with existing customers through delivery of add-on and complementary products and services; and

•	Continuing our gold standard commitment of service in support of our customers.

While these are the key elements of our current strategy, there can be no guarantee that our strategy will not change, or that we will succeed in achieving these goals individually or collectively.

Products and Services

In response to the growing need for more comprehensive, cost-effective healthcare information solutions for medical practices, dental practices, hospitals, health centers, and other healthcare providers, our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations. Leveraging more than 30 years of experience in the healthcare information services industry, we believe we continue to add value by providing our clients with sophisticated, full-featured software systems along with comprehensive systems implementation, maintenance and support services. Any single transaction may or may not include software, hardware or services.

NextGen Ambulatory Practice Management Systems.  Our products consist primarily of proprietary healthcare software applications together with third party hardware and other non-industry specific software. The systems range in capacity from one to thousands of users, allowing us to address the needs of both small and large organizations. The systems are modular in design and may be expanded to accommodate changing client requirements. We offer both standard licenses and SaaS arrangements in our software offerings; although to date, SaaS arrangements have represented less than 5% of our arrangements.

NextGenepm is the NextGen Division’s practice management offering. NextGenepm has been developed with a functionally graphical user interface (“GUI”) certified for use with Windows 2000 and Windows XP operating systems. The product leverages a relational database (Microsoft SQL Server) with support on both 32 and 64 bit enterprise servers. NextGenepm is a scalable, multi-module solution that includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support, and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The NextGenepm product is a highly configurable, cost-effective proven solution that enables the effective management of both single and multi-practice settings.

NextGen Ambulatory Clinical Systems.  The NextGen Division provides clinical software applications that are complementary to, and are integrated with, our medical practice management offerings and interface with many of the other leading practice management software systems on the market. The applications incorporated into our practice management solutions and others such as scheduling, eligibility, billing and claims processing are augmented by clinical information captured by NextGenehr, including services rendered and diagnoses used for billing purposes. We believe that we currently provide a comprehensive information management solution for the medical marketplace.

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

QSI Dental Division Practice Management and Clinical Systems.  In fiscal year 2010, we began selling a hosted SaaS practice management and clinical software solutions to the dental industry. The software solution is marketed primarily to the multi-location dental group practice market for which the Division has historically been a dominate player. This new software solution brings the QSI Dental Division to the forefront of the emergence of internet based applications and cloud computing and represents a significant growth opportunity for us to sell both to our existing customer base as well as new customers.

In addition to the SaaS practice management offering, the QSI Dental Division also sells a character-based practice management system using the IBM RS6000 central processing unit and IBM’S AIX version of the UNIX operating system platform. The hardware components, as well as the requisite operating system licenses, are purchased from manufacturers or distributors of those components. We configure and test the hardware components and incorporate our software and other third party packages into completed systems. We continually evaluate third party hardware components with a view toward utilizing hardware that is functional, reliable and cost-effective.

In addition to the SaaS clinical offering, our dental charting software system, the CPS is a comprehensive solution designed specifically for the dental group practice environment. CPS integrates the dental practice management product with a computer-based clinical information system that incorporates a wide range of clinical tools, including electronic charting of dental procedures, treatment plans and existing conditions, periodontal charting via light-pen, voice-activation, or keyboard entry for full periodontal examinations and PSR scoring, digital imaging of X-ray and intra-oral camera images, computer-based patient education modules, viewable chair-side to enhance case presentation, full access to patient information, treatment plans, and insurance plans via a fully integrated interface with our dental practice management product and document and image scanning for digital storage and linkage to the electronic patient record.

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

NextGen Inpatient Solutions.  NextGen inpatient solutions includes both clinical and financial applications to provide value based solutions for even rural and community hospitals to improve patient safety, automate order entry, and facilitate real-time communication of patient information throughout the hospital. NextGen inpatient solutions are highly scalable, secure and easy to use with a Web 2.0 based clinical component that leverages full “cloud computing” capabilities.

Revenue Cycle Management Services.  Our Practice Solutions Division offers RCM services to physicians. Our RCM service automates and manages billing-related functions for physician practices to help manage reimbursement quickly and efficiently. RCM services generally include:

•	Electronic claims submission service that submits Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant insurance claims electronically to insurance payers;

•	Electronic remittance and payment posting service that uses NextGen Document Management system to link an image of each explanation of benefit (“EOB”) to the corresponding encounter at the time of payment posting to minimizes the need for storage of paper EOBs; and

•	Accounts receivable follow-up methodology that allows practices to establish parameters, adjustment rules and standards for account elevation.

Electronic Data Interchange.  We make available EDI capabilities and connectivity services to our customers. The EDI/connectivity capabilities encompass direct interfaces between our products and external third party systems, as well as transaction-based services. EDI products are intended to automate a number of manual, often paper-based or telephony intensive communications between patients and/or providers and/or payors. Two of the more common EDI services are forwarding insurance claims electronically from providers to payors and assisting practices with issuing statements to patients. Most client practices utilize at least some of these services from us or one of our competitors. Other EDI/connectivity services are used more sporadically by client practices.

We typically compete to displace incumbent vendors for claims and statements accounts and attempt to increase usage of other elements in our EDI/connectivity product line. In general, EDI services are only sold to those accounts utilizing software from either the QSI Dental or NextGen Divisions. Services include:

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

Community Connectivity.  The NextGen Division also markets NextGen HIE to facilitate cross-enterprise data sharing, enabling individual medical practices in a given community to selectively share critical data, such as demographics, referrals, medications lists, allergies, diagnoses, lab results, histories and more. This is accomplished through a secure, community-wide data repository that links health care providers, whether they have the NextGenehs system, another compatible electronic medical records system, or no electronic medical records system, together with hospitals, payors, labs and other entities. The product is designed to facilitate a Regional Health Information Organization. The result is that for every health care encounter in the community, a patient-centric and complete record is accessible for the provider. The availability, currency and completeness of information plus the elimination of duplicate data entry can lead to significantly improved patient safety, enhanced decision making capabilities, time efficiencies and cost savings. Our NextGen Division maintains an Internet-based patient health portal, NextMD.com. NextMD.com is a vertical portal for the healthcare industry, linking patients with their physicians, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal are able to request appointments, send appointment changes or cancellations, receive test results on-line, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, on-line environment. Our NextGen suite of information systems are or can be linked to NextMD.com, integrating a number of these features with physicians’ existing systems.

Sales and Marketing

We sell and market our products nationwide primarily through a direct sales force. The efforts of the direct sales force are augmented by a small number of reseller relationships established by us. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2010, 2009 and 2008.

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

We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during the fiscal years ended March 31, 2010, 2009 or 2008.

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

At present, our training facilities are located in (i) Horsham, Pennsylvania, (ii) Atlanta, Georgia, (iii) Dallas, Texas, and (iv) Irvine, California.

Competition

The markets for healthcare information systems and services are intensely competitive. The industry is highly fragmented and includes numerous competitors, none of which we believe dominates these markets. Our principal existing competitors in the healthcare information systems and services market include: eClinicalWorks, GE Healthcare (“GE”), Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts”), EPIC and other competitors.

Our recent entry into the small hospital market has introduced new competitors, including Computer Programs and Systems, Inc., Healthland and Healthcare Management Systems, Inc.

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

The revenue cycle management market is also intensely competitive as other healthcare information systems companies, such as GE and Allscripts, are also in the market of selling both practice management and electronic health records software and medical billing and collection services.

Product Enhancement and Development

The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance, and improve our systems. During fiscal years 2010, 2009 and 2008, we expended approximately $24.5 million, $19.7 million, and $17.4 million, respectively, on research and development activities, including capitalized software amounts of $7.9 million, $5.9 million, and $6.0 million, respectively. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.

OTHER INFORMATION

Employees

As of March 31, 2010, we employed approximately 1,502 persons, of which 1,466 were full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.

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

Risks Related to Our Business

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

We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.  We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. During fiscal year 2009, we acquired HSI and PMP, both of which are full-service healthcare RCM companies servicing physician groups and other healthcare clients. During fiscal year 2010, we acquired Opus and Sphere, both of which are developers of software and services for the inpatient market. The specific risks we may encounter in these types of transactions include but are not limited to the following:

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

The failure of auction rate securities to sell at their reset dates could impact the liquidity of the investment and could negatively impact the carrying value of the investment.  Our investments include auction rate securities (“ARS”). ARS are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with longer contractual maturities that range, for our holdings, from nine to 28 years. At the end of each reset period, investors can typically sell at auction or continue to hold the securities at par. These securities are subject to fluctuations in interest rate depending on the supply and demand at each auction. As of March 31, 2010, we were holding a total of approximately $7.2 million, net of unrealized loss, in ARS. The Company’s ARS are held by UBS Financial Services Inc. (“UBS”). On November 13, 2008, the Company entered into an Auction Rate Security Rights Agreement (the “Rights Agreement”) with UBS, whereby the Company accepted UBS’s offer to purchase the Company’s ARS investments at any time during the period of June 30, 2010 through July 2, 2012. As a result, the Company had obtained an asset, ARS put option rights, whereby the Company has a right to “put” the ARS back to UBS. The Company expects to exercise its ARS put option rights and put its ARS back to UBS on June 30, 2010, the earliest date allowable under the Rights Agreement. While we believe that UBS has the ability to honor the terms of its agreement to purchase the ARS investments from the Company at par, the failure of UBS to purchase these investments would result in the Company being unable to liquidate these securities in the near future. While these debt securities are all highly-rated investments, generally with AAA/Aaa ratings, continued failure to sell at their reset dates could impact the liquidity of the investment which in turn could negatively impact our liquidity position.

Risks Related to Our Products and Service

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

If our security measures are breached or fail, and unauthorized access is obtained to a client’s data, our services may be perceived as not being secure, clients may curtail or stop using our services, and we may incur significant liabilities.  Our services involve the storage and transmission of clients’ proprietary information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design, or otherwise, someone may be able to obtain unauthorized access to client or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and remediation efforts to prevent future occurrences. We rely upon our clients as users of our system for key activities to promote security of the system and the data within it, such as administration of client-side access credentialing and control of client-side display of data. On occasion, our clients have failed to perform these activities. Failure of clients to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients. In addition, our clients may authorize or enable third parties to access their client data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems.

Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.  We require our clients to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. This could impair our functions, processes, and databases that reflect, contain, or are based upon such data and may prevent use of such data. In addition, this could interfere with or prevent creation or use of rules, and analyses or limit other data-driven activities that benefit us. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid notice, permission, or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

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

Certain healthcare professionals who use our Internet-based products will directly enter health information about their patients including information that constitutes a record under applicable law that we may store on our computer systems. Numerous federal and state laws and regulations, the common law, and contractual obligations, govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

•	state and federal privacy and confidentiality laws;

•	our contracts with customers and partners;

•	state laws regulating healthcare professionals;

•	Medicaid laws;

•	the HIPAA and related rules proposed by the Health Care Financing Administration; and

•	Health Care Financing Administration standards for Internet transmission of health data.

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

We are subject to the effect of payor and provider conduct which we cannot control and accordingly, there is no assurance that revenue for our services will continue at historic levels.  We offer certain electronic claims submission products and services as part of our product line. While we have implemented certain product features designed to maximize the accuracy and completeness of claims submissions, these features may not be sufficient to prevent inaccurate claims data from being submitted to payors. Should inaccurate claims data be submitted to payors, we may be subject to liability claims.

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

Risks Related to Regulation

We face increasing involvement of the federal government in our industry, which may give rise to uncertain and unwarranted expectations concerning the benefits we are to receive from government funding and programs.  In February 2009, President Obama signed the American Recovery and Reinvestment Act (“ARRA”), which allocates over $20 billion dollars to healthcare IT over the next several years. The provision of the legislation that addresses health information technology specifically is known as the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”). Under the provisions of HITECH Act, the ARRA includes significant financial incentives to healthcare providers who can demonstrate meaningful use of certified EHR technology beginning in 2011. While the Company expects the ARRA to create significant opportunities for sales of NextGenehr over the next several years, we are unsure of the immediate impact from the ARRA and the long-term potential could be significant.

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

If we are deemed to infringe on the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.  We are and may continue to be subject to intellectual property infringement claims as the number of our competitors grows and our applications’ functionality is viewed as similar or overlapping with competitive products. We do not believe that we have infringed or are infringing on any proprietary rights of third parties. However, claims are occasionally asserted against us, and we cannot assure you that infringement claims will not be asserted against us in the future. Also, we cannot assure you that any such claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims — even if we are ultimately successful in the defense of such matters. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

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

The United States Congress in 2009 enacted legislation that would cut Medicare reimbursement to physicians by 21% per procedure. Congress has passed several successive acts postponing the cuts and there is discussion to rescind the cut. However, should the cuts be implemented by Medicare, there would be a direct material adverse revenue and earnings impact to our RCM revenue stream. The impact would vary by client depending on the client’s concentration of Medicare patients. Disruption could also affect system sales due to client reexamination of IT spending.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business, and our per share price may be adversely affected.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting. The assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management.

As part of the ongoing evaluation being undertaken by management and our independent registered public accountants pursuant to Section 404, our internal control over financial reporting was effective as of March 31, 2010. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

It is also possible that the overall scope of Section 404 may be revised in the future, thereby causing our auditors and ourselves to review, revise or reevaluate our internal control processes which may result in the expenditure of additional human and financial resources.

Risks Related to Ownership of Our Common Stock

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

We currently recognize revenue pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-605, Software, Revenue Recognition, or ASC 985-605. ASC 985-605 summarizes the FASB’s views in applying generally accepted accounting principles to revenue recognition in financial statements.

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

Two of our directors are significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders.  Two of our directors and principal shareholders beneficially owned an aggregate of approximately 33.5% of the outstanding shares of our common stock at March 31, 2010. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board of Directors. The amounts required to assure a Board position can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising cumulative voting rights. In the event that cumulative voting is invoked, it is likely that the two of our directors holding an aggregate of approximately 33.5% of the outstanding shares of our common stock at March 31, 2010 will each have sufficient votes to assure themselves of one or more seats on our Board of Directors. With or without cumulative voting, these shareholders will have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. In fiscal year 2009, one of the principal shareholders, Ahmed Hussein, proposed a different slate of directors than what the Company proposed to shareholders. The Company spent approximately $1.5 million to defend the Company’s slate. In addition, such influence by one or both of these shareholders could have the effect of discouraging others from attempting to purchase us, implement a change over our Board of Directors and management, and/or reducing the market price offered for our common stock in such an event.

Our future policy concerning the payment of dividends is uncertain, which could adversely affect the price of our stock.  We have announced our intention to pay a quarterly dividend commencing with the conclusion of our first fiscal quarter of 2008 (June 30, 2007) and pursuant to this policy our Board of Directors has declared a quarterly cash dividend ranging from $0.25 to its most recent level of $0.30 per share on our outstanding shares of common stock, each quarter thereafter. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July. There can be no guarantees that we will have the financial wherewithal to fund this dividend in perpetuity or to pay it at historic rates. Further, our Board of Directors may decide not to pay the dividend at some future time for financial or non-financial reasons. Unfulfilled expectations regarding future dividends could adversely affect the price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal administrative, accounting, QSI Dental Division operations and NextGen Division training operations are located in Irvine, California. Should we continue to grow, we may be required to lease additional space. We believe that suitable additional or substitute space is available, if needed, at market rates.

As of March 31, 2010, we lease an aggregate of approximately 305,500 square feet of space with expiration dates, excluding options, ranging from month-to-month to September 2016, as follows:

Square Feet

QSI Dental Division
Irvine, California — Corporate Headquarters	24,000
Other U.S. locations	5,000
NextGen Division
Horsham, Pennsylvania	98,000
Austin, Texas	39,000
Atlanta, Georgia	35,000
Laguna Hills, California	4,500
Practice Solutions Division
St. Louis, Missouri	66,500
Hunt Valley, Maryland	33,500

Total leased properties	305,500

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “QSII.” The following table sets forth for the quarters indicated the high and low sales prices for each period indicated, as reported on the NASDAQ Global Select Market:

	High	Low

Quarter Ended
June 30, 2008	$35.97	$29.00
September 30, 2008	$47.94	$27.34
December 31, 2008	$44.98	$25.70
March 31, 2009	$48.46	$34.26
June 30, 2009	$62.00	$43.44
September 30, 2009	$64.16	$50.87
December 31, 2009	$65.98	$57.63
March 31, 2010	$68.59	$51.30

At May 21, 2010, there were approximately 88 holders of record of our common stock.

Dividends

In January 2007, our Board of Directors adopted a policy whereby we intend to pay a regular quarterly dividend of $0.25 per share on our outstanding common stock, subject to further Board review and approval and establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. In August 2008, our Board of Directors increased the quarterly dividend to $0.30 per share. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.

On May 26, 2010, the Board of Directors approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of June 17, 2010 with an expected distribution date on or about July 6, 2010.

The following dividends have been declared in the 2010, 2009, and 2008 fiscal years on the dates indicated:

	Record	Payment	Dividend
Board Approval Date	Date	Date	Amount

Fiscal year 2010
January 27, 2010	March 23, 2010	April 5, 2010	$0.30
October 28, 2009	December 23, 2009	January 5, 2010	0.30
July 23, 2009	September 25, 2009	October 5, 2009	0.30
May 27, 2009	June 12, 2009	July 6, 2009	0.30
Fiscal year 2009
January 28, 2009	March 11, 2009	April 3, 2009	$0.30
October 30, 2008	December 15, 2008	January 5, 2009	0.30
August 4, 2008	September 15, 2008	October 1, 2008	0.30
May 29, 2008	June 15, 2008	July 2, 2008	0.25
Fiscal year 2008
January 30, 2008	March 14, 2008	April 7, 2008	$0.25
October 25, 2007	December 14, 2007	January 7, 2008	0.25
July 31, 2007	September 14, 2007	October 5, 2007	0.25
May 31, 2007	June 15, 2007	July 5, 2007	0.25

Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Performance Graph

The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index, and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2010 assuming $100 was invested on March 31, 2005 with all dividends, if any, reinvested. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quality Systems, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

* $100 invested on 3/31/2005 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

The last trade price of our common stock on each of March 31, 2006, 2007, 2008, 2009 and 2010 was published by NASDAQ and, accordingly for the periods ended March 31, 2006, 2007, 2008, 2009 and 2010 the reported last trade price was utilized to compute the total cumulative return for our common stock for the respective periods then ended. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended March 31, 2010 and the Consolidated Balance Sheets data as of the end of each such fiscal year are derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Consolidated Financial Data

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statements of Income Data:
Revenue	$291,811	$245,515	$186,500	$157,165	$119,287
Cost of revenue	110,807	88,890	62,501	50,784	39,828

Gross profit	181,004	156,625	123,999	106,381	79,459
Selling, general and administrative expenses	86,951	69,410	53,260	45,337	35,554
Research and development costs	16,546	13,777	11,350	10,166	8,087
Amortization of acquired intangible assets	1,783	1,035	—	—	—

Income from operations	75,724	72,403	59,389	50,878	35,818
Interest income	226	1,203	2,661	3,306	2,108
Other income (expense)	268	(279)	953	—	—

Income before provision for income taxes	76,218	73,327	63,003	54,184	37,926
Provision for income taxes	27,839	27,208	22,925	20,952	14,604

Net income	$48,379	$46,119	$40,078	$33,232	$23,322

Basic net income per share	$1.69	$1.65	$1.47	$1.24	$0.88
Diluted net income per share	$1.68	$1.62	$1.44	$1.21	$0.85
Basic weighted average shares outstanding	28,635	28,031	27,298	26,882	26,413
Diluted weighted average shares outstanding	28,796	28,396	27,770	27,550	27,356
Dividends declared per common share	$1.20	$1.15	$1.00	$1.00	$0.875

	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$84,611	$70,180	$59,046	$60,028	$57,255
Working capital	$118,935	$98,980	$79,932	$76,616	$61,724
Total assets	$310,180	$242,101	$187,908	$150,681	$122,247
Total liabilities	$121,891	$86,534	$74,203	$59,435	$49,838
Total shareholders’ equity	$188,289	$155,567	$113,705	$91,246	$72,409

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our MD&A is organized as follows:

•	Management Overview. This section provides a general description of our Company and operating segments, a discussion as to how we derive our revenue, background information on certain trends and developments affecting our Company, a summary of our acquisition transactions and a discussion on management’s strategy for driving revenue growth.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in this Report.

•	Overview of Results of Operations and Results of Operations by Operating Divisions. These sections provide our analysis and outlook for the significant line items on our Consolidated Statements of Income, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating division basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments as of March 31, 2010.

•	New Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our Company or may be adopted in the future.

Management Overview

Our Company is comprised of the QSI Dental Division, the NextGen Division, and the Practice Solutions Division. Operationally, HSI and PMP are considered and administered as part of the Practice Solutions Division while Opus and Sphere operate under the NextGen Division. We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as PHOs and MSOs, ambulatory care centers, community health centers, and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as RCM and EDI. Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.

On May 20, 2008, we acquired HSI, a full-service healthcare RCM company. HSI operates under the umbrella of the Company’s Practice Solutions Division. Founded in 1996, HSI provides RCM services to providers including health systems, hospitals, and physicians in private practice with an in-house team of more than 200 employees, including specialists in medical billing, coding and compliance, payor credentialing, and information technology.

On October 28, 2008, we acquired PMP, a full-service healthcare RCM company. This acquisition is also part of our growth strategy for our Practice Solutions Division. Similar to HSI, PMP operates under the umbrella of the Company’s Practice Solutions Division. Founded in 2001, PMP provides physician billing and technology management services to healthcare providers, primarily in the Mid-Atlantic region.

On August 12, 2009, we acquired Sphere, a provider of financial information systems to the small hospital inpatient market. This acquisition is also part of our strategy to expand into the small hospital market and to add new customers by taking advantage of cross selling opportunities between the ambulatory and inpatient markets.

On February 10, 2010, we acquired Opus, a provider of clinical information systems to the small hospital inpatient market. Founded in 1987 and headquartered in Austin, Texas, Opus delivers web-based clinical solutions to hospital systems and integrated health networks nationwide. This acquisition complements and will be integrated with the assets of Sphere. Both companies are established developers of software and services for the inpatient market and will operate under the Company’s NextGen Division.

Our strategy is, at present, to focus on providing software and services to medical and dental practices. The key elements of this strategy are to continue development and enhancement of select software solutions in target markets, to continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation, and support, to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, to add new customers through maintaining and expanding sales, marketing and product development activities, and to expand our relationship with existing customers through delivery of add-on and complementary products and services and to continue our gold standard commitment of service in support of our customers.

Critical Accounting Policies and Estimates

The discussion and analysis of our Consolidated Financial Statements and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including but not limited to those related to revenue recognition, valuation of marketable securities, ARS put option rights, uncollectible accounts receivable, software development cost, intangible assets and self-insurance accruals for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that significant accounting policies, as described in Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Policies” should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the following table depicts the most critical accounting policies that affect our Consolidated Financial Statements:

Revenue Recognition	Judgments and Uncertainties

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

Revenue Recognition (continued)	Effect if Actual Results Differ from Assumptions

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Valuation of Marketable Securities and ARS Put Option Rights

Our investments at March 31, 2010 and 2009 are in tax exempt municipal ARS which are classified as either current or non-current marketable securities on our Consolidated Balance Sheets, depending on the liquidity and timing of expected realization of such securities.

Our ARS are held by UBS Financial Services Inc.. On November 13, 2008, we entered into an Auction Rate Security Rights Agreement with UBS, whereby the we accepted UBS’s offer to purchase the Company’s ARS investments at any time during the period of June 30, 2010 through July 2, 2012. As a result, we had obtained an asset, ARS put option rights, whereby the we have a right to “put” the ARS back to UBS. We expect to exercise its ARS put option rights and put its ARS back to UBS on June 30, 2010, the earliest date allowable under the Rights Agreement.

Judgments and Uncertainties

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

The fair value of our marketable securities has been estimated by management based on certain assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 — unobservable inputs in accordance with FASB ASC Topic 820-10, Fair Value Measurements and Disclosures-Overall, or ASC 820-10. Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, including a liquidity discount, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. The estimate of the fair value of the marketable securities could change based on market conditions.

Effect if Actual Results Differ from Assumptions

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in gains and losses that could be material.

Allowance for Doubtful Accounts	Judgments and Uncertainties

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

Effect if Actual Results Differ from Assumptions

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in required reserves that could be material.

Software Development Costs	Judgments and Uncertainties

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

Effect if Actual Results Differ from Assumptions

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Goodwill	Judgments and Uncertainties

Goodwill is related to the NextGen Division and the HSI, PMP, Sphere, and Opus acquisitions, which closed on May 20, 2008, October 28, 2008, August 12, 2009, and February 10, 2010, respectively.	In accordance with FASB ASC Topic 350-20, Intangibles — Goodwill and Other, Goodwill, or ASC 350-20, we test goodwill for impairment annually at the end of our first fiscal quarter, referred to as the annual test date. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.

Effect if Actual Results Differ from Assumptions

We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years.

The carrying values of goodwill at March 31, 2010 were $46.2 million. We have determined that there was no risk of impairment to our goodwill as of March 31, 2010.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Business Combinations — Purchase Price Allocations

During the last three fiscal years, we completed three significant acquisitions:

In February 2010, we acquired Opus for $20.6 million.

In October 2008, we acquired PMP for $19.7 million, including transaction costs.

In May 2008, we acquired HSI for $15.6 million, including transaction costs.

Judgments and Uncertainties

In accordance with business combination accounting under FASB ASC Topic 805, Business Combinations, or ASC 805, we allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

Effect if Actual Results Differ from Assumptions

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Intangible Assets	Judgments and Uncertainties

Intangible assets consist of capitalized software costs, customer relationships, trade names and certain intellectual property. Intangible assets related to customer relationships and trade names arose in connection with the acquisition of HSI, PMP, Opus, and Sphere.	These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments. Intangible assets are amortized over their remaining estimated useful lives, ranging from 3 to 9 years. Our amortization policy for intangible assets is based on the principles in FASB ASC Topic 350-30, Intangibles — Goodwill and Other, General Intangibles Other than Goodwill, or ASC 350-30, which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.

Effect if Actual Results Differ from Assumptions

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to decreases in the fair value of our intangible assets, resulting in impairment charges that could be material.

Share-Based Compensation	Judgments and Uncertainties

We have a stock-based compensation plan, which includes stock options and restricted stock units. See Note 2, “Summary of Significant Accounting Policies,” and Note 13, Consolidated Financial Statements of this Report for a complete discussion of our stock-based compensation programs.	We apply the provisions of FASB ASC Topic 718, Compensation — Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. ASC 718 requires us to estimate the fair value of “Share-Based Awards,” to the share-based payment awards on the date of grant using an option-pricing model. We estimate the expected term of the option using historical exercise experience. We estimate volatility by using the weighted average historical volatility of our common stock, which we believe approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service period in our Consolidated Statements of Income.

Share-Based Compensation (continued)	Effect if Actual Results Differ from Assumptions

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

Self-Insured Liabilities	Judgments and Uncertainties

Effective January 1, 2010, the Company became self-insured with respect to healthcare claims, subject to stop-loss limits. The Company accrues for estimated self-insurance costs and uninsured exposures based on claims filed and an estimate of claims incurred but not reported as of each balance sheet date. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimated accruals resulting from ultimate claim payments will be reflected in earnings during the periods in which such adjustments are determined.
Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date.

Effect if Actual Results Differ from Assumptions

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Overview of Our Results

•	Our total revenue increased 18.9% and income from operations grew 4.6% on a consolidated basis for the year ended March 31, 2010. Revenue was positively impacted by growth in recurring revenue, including maintenance, EDI and RCM revenue, which grew 22.4%, 18.7% and 71.1% respectively, offset by higher corporate expenses.

•	Uncertainty over the final rules regarding incentive payments tied to the ARRA continued to negatively impact system sales revenue in fiscal year 2010. We have made investments in our sales and marketing areas in anticipation of receiving the final rules related to the ARRA.

•	Our year over year growth in revenue and operating income during the year ended March 31, 2010 was partially attributable to the HSI and PMP acquisitions. HSI and PMP combined generated $42.7 million of revenue for fiscal year 2010 as compared to a total of $24.4 million of revenue for the ten and five months of respective results in fiscal year 2009.

•	Operating income was negatively impacted by a shift in revenue mix with an increased share of hardware, EDI, and RCM revenue, resulting in a decline in our gross profit margin. We also experienced higher selling, general and administrative expenses primarily due to higher selling related expenses incurred in preparation for the ARRA, which was enacted in February 2009, as well as higher corporate related expenses.

•	We do not believe the revenue mix changes noted above represent a change in the overall purchasing environment. On top of the potential benefits from the ARRA, we have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

•	While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the current economic environment, combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records, makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.

NextGen Division

•	NextGen Division revenue increased 13.6% in the year ended March 31, 2010 and divisional operating income (excluding unallocated corporate expenses) increased 8.3% from the year ended March 31, 2009. Organic revenue growth in the NextGen Division was 11.6% and 20.4% for the years ended March 31, 2010 and 2009, respectively.

•	The acquisitions of Opus and Sphere in fiscal year 2010 added approximately $2.9 million in revenue for the year ended March 31, 2010 and $0.7 million in additional operating income in the same period a year ago.

•	Recurring revenue, consisting of maintenance and EDI revenue, represented $111.9 million and accounted for 48.3% of total NextGen Division revenue during fiscal year 2010. In the same period a year ago, recurring revenue represented 44.3% of total NextGen Division revenue, or $90.3 million.

•	During the year ended March 31, 2010, we added staffing resources in anticipation of future growth from the ARRA. We intend to continue doing so in future periods to maximize our opportunities from the ARRA.

•	Our goals include taking maximum advantage of future benefits related to the ARRA and continuing to further enhance and expand the marketing and sales of our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers, expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the Practice Solutions Division and the recently acquired acute care software product lines.

QSI Dental Division

•	QSI Dental Division revenue increased 8.1% in the year ended March 31, 2010 and divisional operating income (excluding unallocated corporate expenses) increased 2.2% from the year ended March 31, 2009.

•	An increase in system sales revenue offset by an increase in selling, general and administrative expenses were the chief contributors to the operating income results in fiscal year 2010.

•	In July 2009, we licensed source code from PlanetDDS, Inc. that will allow us to deliver hosted, web-based SaaS practice management and clinical software solutions to the dental industry. The software solution will be marketed primarily to the multi-location dental group practice market in which the Division has historically been a dominant player. This new software solution (NextDDS) brings the QSI Dental Division to the forefront of the emergence of internet based applications and cloud computing and represents a significant growth opportunity for us to sell both to our existing customer base as well as new customers.

•	Our goal for the QSI Dental Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new NextDDS product. The QSI Dental Division also intends to leverage the NextGen Division’s sales force to sell its dental electronic medical records software to practices that provide both medical and dental services such as Federal Qualified Health Centers, which are receiving grants as part of the ARRA.

Practice Solutions Division

•	Practice Solutions Division revenue increased 67.5% in the year ended March 31, 2010 and divisional operating income (excluding unallocated corporate expenses) decreased 5.7% from the year ended March 31, 2009. A significant driver of the increase in revenue was that fact that fiscal year 2010 included a full year of results for HSI and PMP versus approximately ten and five months of respective results in fiscal year 2009. The Practice Solutions Division also benefited from organic growth achieved through cross selling RCM services to existing NextGen Division customers.

•	Operating income as a percentage of revenue declined to approximately 5.4% of revenue versus 9.5% of revenue primarily as a result of a smaller amount of software sales to RCM customers compared to the prior year as well as costs related to transitioning to the NextGen platform including training of staff and initial set up and other costs related to achieving higher production volumes.

The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our Consolidated Statements of Income (certain percentages below may not sum due to rounding):

	Year Ended March 31,
	2010	2009	2008
	(Unaudited)

Revenues:
Software, hardware and supplies	30.8%	34.8%	40.9%
Implementation and training services	4.9	5.4	7.2

System sales	35.7	40.2	48.1
Maintenance	30.6	29.7	30.3
Electronic data interchange services	12.0	12.0	12.0
Revenue cycle management and related services	12.6	8.7	0.5
Other services	9.2	9.3	9.1

Maintenance, EDI, RCM and other services	64.3	59.8	51.9

Total revenues	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	4.2	5.4	5.8
Implementation and training services	4.1	4.2	5.5

Total cost of system sales	8.3	9.6	11.4
Maintenance	4.6	4.8	6.7
Electronic data interchange services	8.7	8.7	8.5
Revenue cycle management and related services	9.5	6.0	0.3
Other services	7.0	7.1	6.7

Total cost of maintenance, EDI, RCM and other services	29.7	26.6	22.1
Total cost of revenue	38.0	36.2	33.5

Gross profit	62.0	63.8	66.5
Operating expenses:
Selling, general and administrative	29.8	28.3	28.6
Research and development costs	5.7	5.6	6.1
Amortization of acquired intangible assets	0.6	0.4	0.0

Total operating expenses	36.1	34.3	34.6
Income from operations	25.9	29.5	31.8
Interest income	0.1	0.5	1.4
Other income (expense)	0.1	(0.1)	0.5

Income before provision for income taxes	26.1	29.9	33.8
Provision for income taxes	9.5	11.1	12.3

Net income	16.6%	18.8%	21.5%

Comparison of Fiscal Years Ended March 31, 2010 and March 31, 2009

Net Income.  For the year ended March 31, 2010, our net income was $48.4 million or $1.69 per share on a basic and $1.68 per share on a fully diluted basis. In comparison, we earned $46.1 million or $1.65 per share on a basic and $1.62 per share on a fully diluted basis in the year ended March 31, 2009. The increase in net income for the year ended March 31, 2010 was achieved primarily through the following:

•	an 18.9% increase in consolidated revenue, including an increase of $27.7 million in revenue from our NextGen Division and an increase of $17.4 million in revenue from our Practice Solutions Division;

•	a 13.6% increase in NextGen Division revenue, which accounted for 79.4% of consolidated revenue;

•	an increase of recurring revenue, including RCM, maintenance, and EDI revenue, offset by a decline in our gross profit margin due primarily to both a shift in revenue mix with increased RCM revenue and lower gross margins related to RCM revenue;

•	an increase in selling, general and administrative expenses as a percentage of revenue related to higher selling and corporate expenses and

•	a decrease in interest income primarily due significantly lower interest rates, as compared to the prior year, on money market accounts in which we invest a majority of our cash.

Revenue.  Revenue for the year ended March 31, 2010 increased 18.9% to $291.8 million from $245.5 million for the year ended March 31, 2009. NextGen Division revenue increased 13.6% to $231.6 million from $204.0 million in the year ended March 31, 2009 while QSI Dental Division revenue increased 8.1% during that same period to $17.1 million from $15.9 million and Practice Solutions Division revenue increased 67.5% during that same period to $43.1 million from $25.7 million. Practice Solutions Division revenue was impacted positively in fiscal year 2010 as a result of including a full year of results versus approximately ten and five months of results for HSI and PMP, respectively, in fiscal year 2009.

We divide revenue into two categories, “system sales” and “maintenance, EDI, RCM and other services.” Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of our software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM, follow-on training services, annual third party license fees, hosting and other services revenue.

System Sales.  Revenue earned from Company-wide sales of systems for the year ended March 31, 2010 increased 5.4% to $104.1 million from $98.8 million in the prior year.

Our increase in revenue from sales of systems was principally the result of a 5.1% increase in category revenue at our NextGen Division whose sales in this category grew from $93.3 million during the year ended March 31, 2009 to $98.1 million during the year ended March 31, 2010. This increase was driven by higher sales of ambulatory practice management and health records software to both new and existing clients, as well as increases in revenue related to implementation and training services.

Systems sales revenue in the QSI Dental Division increased to approximately $3.9 million in the year ended March 31, 2010 from $3.0 million in the year ended March 31, 2009 while systems sales revenue in the Practice Solutions Division decreased to approximately $2.1 million in the year ended March 31, 2010 from $2.4 million in the year ended March 31, 2009. Systems sales in the QSI Dental Division was positively impacted by greater joint sales of dental and medical software to Federally Qualified Health Centers.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales

Year ended March 31, 2010
QSI Dental Division	$1,699	$1,409	$825	$3,933
NextGen Division	79,832	4,944	13,284	98,060
Practice Solutions Division	1,877	—	267	2,144

Consolidated	$83,408	$6,353	$14,376	$104,137

Year ended March 31, 2009
QSI Dental Division	$915	$1,171	$938	$3,024
NextGen Division	74,128	6,775	12,437	93,340
Practice Solutions Division	2,397	—	—	2,397

Consolidated	$77,440	$7,946	$13,375	$98,761

NextGen Division software license revenue increased 7.7% between the year ended March 31, 2009 and the year ended March 31, 2010. The Division’s software revenue accounted for 81.4% of divisional system sales revenue during the year ended March 31, 2010, compared to 79.4% during the year ended March 31, 2009. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division. The Opus acquisition contributed approximately $0.9 million to the NextGen Division’s software license revenue during the year ended March 31, 2010.

During the year ended March 31, 2010, 5.0% of NextGen Division’s system sales revenue was represented by hardware and third party software compared to 7.3% during the year ended March 31, 2009. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

Implementation and training revenue related to system sales at the NextGen Division increased 6.8% in the year ended March 31, 2010 compared to the year ended March 31, 2009. The amount of implementation and training services revenue is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the year ended March 31, 2010 versus 2009 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.

The NextGen Division’s growth has come in part from investments in sales and marketing activities including a revamped NextGen.com Web site, new NextGen logo, new marketing campaigns, trade show attendance, and other expanded advertising and marketing expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenehr and NextGenepm software products and the increasing acceptance of electronic medical records technology in the healthcare industry.

For the QSI Dental Division, total system sales increased 30.1% in the year ended March 31, 2010 compared to the year ended March 31, 2009. Systems sales in the QSI Dental Division were positively impacted by greater joint sales of dental and medical software to Federally Qualified Health Centers. In addition, the Division began selling the SaaS based NextDDS product during the year ended March 31, 2010.

For the Practice Solutions Division, total system sales decreased by 10.6% in the year ended March 31, 2010 compared to the year ended March 31, 2009. Systems sales revenue within the Practice Solutions Division is composed of sales to existing RCM customers only.

Maintenance, EDI, Revenue Cycle Management and Other Services.  For the year ended March 31, 2010, Company-wide revenue from maintenance, EDI, RCM and other services grew 27.9% to $187.7 million from $146.8 million for the year ended March 31, 2009. The increase in this category resulted from an increase in maintenance, EDI, RCM and other services revenue from the NextGen and Practice Solutions Divisions. Total NextGen Division maintenance revenue for the year ended March 31, 2010 grew 24.9% to $81.9 million from $65.6 million in the prior year. The Opus acquisition contributed $1.2 million to the NextGen Division’s maintenance revenue during the fiscal year ended March 31, 2010. NextGen Division EDI revenue grew 21.2% to $30.0 million compared to $24.8 million in the prior year. RCM revenue grew to $36.7 million from $21.4 million in the prior year primarily as a result of increases in RCM revenue to existing customers as well as including a full year of results for HSI and PMP in fiscal year 2010 versus approximately ten and five months of respective results in fiscal year 2009. Other services revenue for the NextGen Division, which consists primarily of third party annual software license renewals, consulting services and hosting services increased 6.9% to $21.7 million from $20.3 million a year ago. QSI Dental Division maintenance, EDI and other services revenue increased 2.9% to $13.2 million for the year ended March 31, 2010 compared to $12.8 million in the prior year.

The following table details maintenance, EDI, RCM, and other services revenue by category for the years ended March 31, 2010 and 2009:

			Revenue Cycle
	Maintenance	EDI	Management	Other	Total

Year ended March 31, 2010
QSI Dental Division	$7,217	$5,038	$—	$940	$13,195
NextGen Division	81,867	29,997	—	21,697	133,561
Practice Solutions Division	108	—	36,665	4,145	40,918

Consolidated	$89,192	$35,035	$36,665	$26,782	$187,674

Year ended March 31, 2009
QSI Dental Division	$7,167	$4,766	$—	$894	$12,827
NextGen Division	65,559	24,756	—	20,299	110,614
Practice Solutions Division	136	—	21,431	1,746	23,313

Consolidated	$72,862	$29,522	$21,431	$22,939	$146,754

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter, existing customers who have purchased additional licenses, and our relative success in retaining existing maintenance customers. NextGen Division’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. The growth in RCM is a result of the HSI and PMP acquisitions and future growth is expected from cross selling opportunities between the customer bases. We intend to continue to promote maintenance, EDI and RCM services to both new and existing customers.

Cost of Revenue.  Cost of revenue for the year ended March 31, 2010 increased 24.7% to $110.8 million from $88.9 million for the year ended March 31, 2009 and the cost of revenue as a percentage of revenue increased to 38.0% from 36.2% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010	%	2009	%

QSI Dental Division
Revenue	$17,128	100.0%	$15,851	100.0%
Cost of revenue	7,788	45.5%	7,582	47.8%

Gross profit	$9,340	54.5%	$8,269	52.2%

NextGen Division
Revenue	$231,621	100.0%	$203,954	100.0%
Cost of revenue	73,534	31.7%	65,311	32.0%

Gross profit	$158,087	68.3%	$138,643	68.0%

Practice Solutions Division
Revenue	$43,062	100.0%	$25,710	100.0%
Cost of revenue	29,485	68.5%	15,997	62.2%

Gross profit	$13,577	31.5%	$9,713	37.8%

Consolidated
Revenue	$291,811	100.0%	$245,515	100.0%
Cost of revenue	110,807	38.0%	88,890	36.2%

Gross profit	$181,004	62.0%	$156,625	63.8%

Gross profit margins at the NextGen Division for the year ended March 31, 2010 increased slightly to 68.3% from 68.0% from the year ended March 31, 2009 primarily as a result of a lower amount of hardware revenue in fiscal year 2010 versus fiscal year 2009. Gross profit margins at the QSI Dental Division for the year ended March 31, 2010 increased to 54.5% from 52.2% for the year ended March 31, 2009 also as result of lower percentage of payroll and related benefits in system sales in fiscal year 2010 versus fiscal year 2009. Gross margin in the Practice Solutions Division declined as a result of a smaller proportion of software revenue included in revenue versus the prior year as well as costs related to transitioning to the NextGen Division platform and other ramp-up costs.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the years ended March 31, 2010 and 2009:

	Hardware,	Payroll and
	Third Party	Related			Total Cost of	Gross
	Software	Benefits	EDI	Other	Revenue	Profit

Year ended March 31, 2010
QSI Dental Division	8.5%	13.8%	16.0%	7.2%	45.5%	54.5%
NextGen Division	2.5%	13.2%	9.5%	6.5%	31.7%	68.3%
Practice Solutions Division	0.5%	43.6%	1.1%	23.3%	68.5%	31.5%

Consolidated	2.5%	17.7%	8.7%	9.1%	38.0%	62.0%

Year ended March 31, 2009
QSI Dental Division	7.6%	19.8%	17.1%	3.3%	47.8%	52.2%
NextGen Division	3.9%	11.0%	9.1%	8.0%	32.0%	68.0%
Practice Solutions Division	0.2%	45.0%	0.0%	17.0%	62.2%	37.8%

Consolidated	3.7%	15.1%	8.4%	9.0%	36.2%	63.8%

The increase in our consolidated cost of revenue as a percentage of revenue between the year ended March 31, 2010 and the year ended March 31, 2009 is primarily attributable to an increase in RCM revenue, which carries higher payroll and related benefits as a percentage of revenue and higher consolidated EDI costs, offset by a decrease in hardware and third party software as a percentage of revenue. Other expense, which consists of outside service costs, amortization of software development costs and other costs, increased slightly to 9.1% of total revenue during the year ended March 31, 2010 from 9.0% of total revenue during the year ended March 31, 2009.

During the year ended March 31, 2010, hardware and third party software constituted a smaller portion of cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of the customers and is not a priority focus for us.

Our payroll and benefits expense associated with delivering our products and services increased to 17.7% of consolidated revenue in the year ended March 31, 2010 compared to 15.1% during the year ended March 31, 2009 primarily due to inclusion of a full year of HSI and PMP transactions in fiscal year 2010 versus a partial period in fiscal year 2009. RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue.

The absolute level of consolidated payroll and benefit expenses grew from $37.1 million in the year ended March 31, 2009 to $51.8 million in the year ended March 31, 2010, an increase of 39.4% or approximately $14.6 million. Of the $14.6 million increase, approximately $7.2 million of the increase is related to the Practice Solutions Division, which included a full year of HSI and PMP expenses during fiscal year 2010 versus approximately ten and five months of respective expense in fiscal year 2009. For the NextGen Division, an increase of approximately $8.2 million was related to increased headcount and payroll and benefits expense associated with delivering products and services Payroll and benefits expense associated with delivering products and services in the QSI Dental Division decreased $0.7 million from $3.1 million in the year ended March 31, 2009 to $2.4 million in the year ended March 31, 2010. The application of ASC 718 added approximately $0.1 million and $0.2 million in compensation expense to cost of revenue in the years ended March 31, 2010 and 2009, respectively.

As a result of the foregoing events and activities, the gross profit percentage for the Company decreased for the year ended March 31, 2010 versus the prior year.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended March 31, 2010 increased 25.3% to $87.0 million as compared to $69.4 million for the year ended March 31, 2009. The increase in these expenses resulted primarily from a:

•	$9.9 million increase in salaries and related expenses in the NextGen Division primarily as a result of headcount additions;

•	$2.5 million increase in marketing and trade shows in the NextGen Division;

•	$1.5 million increase from the acquisition of Sphere and Opus;

•	$3.3 million increase in corporate related expenses, primarily as a result of headcount additions, and

•	$0.4 million increase in other selling and administrative expenses.

The application of ASC 718 added approximately $1.9 million and $1.5 million in compensation expense to selling, general and administrative expenses for the year ended March 31, 2010 and 2009, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 28.3% in the year ended March 31, 2009 to 29.8% in the year ended March 31, 2010.

We anticipate increased expenditures for trade shows, advertising and the employment of additional sales and administrative staff at the NextGen Division. We also anticipate future increases in corporate expenditures being made in a wide range of areas including professional services. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general and administrative expenses as a percentage of revenue.

Research and Development Costs.  Research and development costs for the years ended March 31, 2010 and 2009 were $16.5 million and $13.8 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen Division product line. Additionally, the application of ASC 718 added approximately $0.1 million and $0.2 million in the years ended March 31, 2010 and 2009, respectively, in compensation expense to research and development costs, net of amounts capitalized as software development in those fiscal years. Additions to capitalized software costs offset research and development costs. For the year ended March 31, 2010, $7.9 million was added to capitalized software costs while $5.9 million was capitalized during the year ended March 31, 2009. Research and development costs as a percentage of revenue increased to 5.7% in the year ended March 31, 2010 from 5.6% in the year ended March 31, 2009. Research and development expenses are expected to continue at or above current dollar levels.

Amortization of Acquired Intangible Assets.  Amortization expense related to acquired intangible assets for the years ended March 31, 2010 and 2009 were $1.8 million and $1.0 million, respectively. The increase in amortization expense is primarily due to the addition of customer relationships and software technology intangible assets, which were acquired through the acquisitions of Opus and Sphere during fiscal year 2010.

Interest Income.  Interest income for the year ended March 31, 2010 decreased to $0.2 million compared to $1.2 million in the year ended March 31, 2009 primarily due to significantly lower interest rates received on the Company’s cash investments, which are primarily in institutional money market accounts. Short term interest rates were at historic lows for most of the year ended March 31, 2010.

Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds. We owned approximately $7.2 million in ARS as of March 31, 2010, which are illiquid due to the auction failures in the ARS market. Our Board of Directors continues to review alternate uses for our cash including, but not limited to, payment of a special dividend, initiation of a stock buyback program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.

Other Income (Expense).  Other income (expense) for the year ended March 31, 2010 consists of gains and losses in fair value recorded on our ARS investments as well as on our ARS put option rights. We recorded an overall gain on our ARS and ARS put option rights of approximately $0.3 million.

Provision for Income Taxes.  The provision for income taxes for the year ended March 31, 2010 was approximately $27.8 million as compared to approximately $27.2 million for the prior year. The effective tax rates for fiscal years 2010 and 2009 were 36.5% and 37.1%, respectively. The provision for income taxes for the years ended March 31, 2010 and 2009 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits, the qualified production activities deduction, and exclusions for Company-owned life insurance proceeds and tax-exempt interest income. The change in the effective rate for the year ended March 31, 2010 includes an increase in the benefit from the qualified production activities deduction and a decrease in the state income tax expense.

During the year ended March 31, 2010 and 2009, we claimed research and development tax credits of approximately $0.7 million and $1.0 million, respectively. The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code (“IRC”) of approximately $4.1 million and $2.7 million during the years ended March 31, 2010 and 2009, respectively. Research and development credits and the qualified production activities income deduction taken by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision.

Comparison of Fiscal Years Ended March 31, 2009 and March 31, 2008

During fiscal year 2010, as a result of certain organizational changes, the composition of the Company’s NextGen Division was revised to exclude the former NextGen Practice Solutions unit and the Company’s RCM entities (HSI and PMP), both of which are now administered and aggregated in the Company’s Practice Solutions Division. Following the reorganization, the Company now operates three reportable operating segments (not including Corporate), comprised of the NextGen Division, the QSI Dental Division and the Practice Solutions Division. During fiscal year 2009, we strengthened our position in the RCM market with the acquisitions of HSI and PMP, which closed on May 20, 2008 and October 28, 2008, respectively. Prior to fiscal year 2009, the Company had no material operations in the RCM area and as such, fiscal year 2008 result of operations are not re-casted to reflect the change in reportable segments established in fiscal year 2010. Further for purposes of the presentation of the comparison of fiscal years ended March 31, 2009 and March 31, 2008, the tables and discussion therein are not re-casted to reflect the change in reportable segments. See the presentation of the comparison of fiscal years ended March 31, 2010 and March 31, 2009 for re-casted reportable segment results for fiscal year 2009.

Net Income.  For the year ended March 31, 2009, our net income was $46.1 million or $1.65 per share on a basic and $1.62 per share on a fully diluted basis. In comparison, we earned $40.1 million or $1.47 per share on a basic and $1.44 per share on a fully diluted basis in the year ended March 31, 2008. The increase in net income for the year ended March 31, 2009 was achieved primarily through the following:

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

Revenue.  Revenue for the year ended March 31, 2009 increased 31.6% to $245.5 million from $186.5 million for the year ended March 31, 2008. NextGen Division revenue increased 34.7% to $229.7 million from $170.5 million in the year ended March 31, 2008, while QSI Dental Division revenue decreased by 1.2% during that same period, to $15.9 million from $16.0 million. NextGen Division revenue is inclusive of approximately $15.6 million in revenue from HSI and $8.6 million in revenue from PMP, our two fiscal year 2009 RCM acquisitions.

We divide revenue into two categories, “system sales” and “maintenance, EDI, RCM and other services.” Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of our software systems. The majority of the revenue in the system sales category is related to the sale of software. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM, follow-on training services, annual third party license fees, hosting and other services revenue.

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

Systems sales revenue in the QSI Dental Division increased to approximately $3.0 million in the year ended March 31, 2009 from $2.6 million in the year ended March 31, 2008.

The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division:

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales

Year ended March 31, 2009
QSI Dental Division	$915	$1,171	$938	$3,024
NextGen Division	76,525	6,775	12,437	95,737

Consolidated	$77,440	$7,946	$13,375	$98,761

Year ended March 31, 2008
QSI Dental Division	$360	$1,134	$1,154	$2,648
NextGen Division	69,276	5,593	12,252	87,121

Consolidated	$69,636	$6,727	$13,406	$89,769

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

During the year ended March 31, 2009, 7.1% of NextGen Division’s system sales revenue was represented by hardware and third party software compared to 6.4% during the year ended March 31, 2008. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of the customer and is not a priority focus for us.

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

For the QSI Dental Division, total system sales increased 14.2% in the year ended March 31, 2009 compared to the year ended March 31, 2008. We do not presently foresee any material changes in the business environment for the Division with respect to the weak purchasing environment in the dental group practice market that has existed for the past several years.

Maintenance, EDI, Revenue Cycle Management and Other Services.  For the year ended March 31, 2009, Company-wide revenue from maintenance, EDI, RCM and other services grew 51.7% to $146.8 million from $96.7 million for the year ended March 31, 2008. The increase in this category resulted from an increase in maintenance, EDI, RCM and other services revenue from the NextGen Division. Total NextGen Division maintenance revenue for the year ended March 31, 2009 grew 33.3% to $65.7 million from $49.3 million in the prior year, while EDI revenue grew 38.4% to $24.8 million compared to $17.9 million in the prior year. RCM grew to $21.4 million primarily as a result of the HSI and PMP acquisitions. Other services revenue for the NextGen Division, which consists primarily of third party annual software license renewals, consulting services and hosting services increased 43.9% to $22.0 million from $15.3 million a year ago. QSI Dental Division maintenance, EDI and other services revenue decreased 4.2% to $12.8 million for the year ended March 31, 2009 compared to $13.4 million in the prior year.

The following table details maintenance, EDI, RCM, and other services revenue by category for the years ended March 31, 2009 and 2008:

			Revenue Cycle
	Maintenance	EDI	Management	Other	Total

Year ended March 31, 2009
QSI Dental Division	$7,167	$4,766	$—	$894	$12,827
NextGen Division	65,695	24,756	21,431	22,045	133,927

Consolidated	$72,862	$29,522	$21,431	$22,939	$146,754

Year ended March 31, 2008
QSI Dental Division	$7,186	$4,564	$—	$1,639	$13,389
NextGen Division	49,269	17,886	871	15,316	83,342

Consolidated	$56,455	$22,450	$871	$16,955	$96,731

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter, existing customers who have purchased additional licenses, and our relative success in retaining existing maintenance customers. NextGen Division’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. The growth in RCM is a result of the HSI and PMP acquisitions and future growth is expected from cross selling opportunities between the customer bases.

Cost of Revenue.  Cost of revenue for the year ended March 31, 2009 increased 42.2% to $88.9 million from $62.5 million for the year ended March 31, 2008 and the cost of revenue as a percentage of revenue increased to 36.2% from 33.5% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2009 and 2008:

	Year Ended March 31,
	2009	%	2008	%

QSI Dental Division
Revenue	$15,851	100.0%	$16,037	100.0%
Cost of revenue	7,582	47.8%	7,545	47.0%

Gross profit	$8,269	52.2%	$8,492	53.0%

NextGen Division
Revenue	$229,664	100.0%	$170,463	100.0%
Cost of revenue	81,308	35.4%	54,956	32.2%

Gross profit	$148,356	64.6%	$115,507	67.8%

Consolidated
Revenue	$245,515	100.0%	$186,500	100.0%
Cost of revenue	88,890	36.2%	62,501	33.5%

Gross profit	$156,625	63.8%	$123,999	66.5%

Gross profit margins at the NextGen Division for the year ended March 31, 2009 decreased to 64.6% from 67.8% from the year ended March 31, 2008. Gross profit margins at the QSI Dental Division for the year ended March 31, 2009 decreased to 52.2% from 53.0% for the year ended March 31, 2008.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the years ended March 31, 2009 and 2008:

	Hardware,	Payroll and
	Third Party	Related			Total Cost of	Gross
	Software	Benefits	EDI	Other	Revenue	Profit

Year ended March 31, 2009
QSI Dental Division	7.6%	19.8%	17.1%	3.3%	47.8%	52.2%
NextGen Division	3.5%	14.8%	7.8%	9.3%	35.4%	64.6%

Consolidated	3.7%	15.1%	8.4%	9.0%	36.2%	63.8%

Year ended March 31, 2008
QSI Dental Division	8.0%	19.1%	15.7%	4.2%	47.0%	53.0%
NextGen Division	3.8%	11.2%	7.5%	9.7%	32.2%	67.8%

Consolidated	4.2%	11.8%	8.2%	9.3%	33.5%	66.5%

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

The absolute level of consolidated payroll and benefit expenses grew from $22.1 million in the year ended March 31, 2008 to $37.1 million in the year ended March 31, 2009, an increase of 67.9% or approximately $15.0 million. Of the $15.0 million increase, approximately $4.8 million was a result of the HSI acquisition and $3.9 million was a result of the PMP acquisition. In addition, related headcount, payroll and benefits expense associated with delivering products and services in the NextGen Division increased by $6.1 million in the year ended March 31, 2009 to $25.1 million from $19.0 million in the year ended March 31, 2008. Payroll and benefits expense associated with delivering products and services in the QSI Dental Division remained consistent at $3.1 million in the year ended March 31, 2009 and 2008, respectively. The application of ASC 718 added approximately $0.2 million and $0.5 million in compensation expense to cost of revenue in the years ended March 31, 2009 and 2008, respectively.

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

The application of ASC 718 added approximately $1.5 million and $2.5 million in compensation expense to selling, general and administrative expenses for the year ended March 31, 2009 and 2008, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased slightly from 28.6% in the year ended March 31, 2008 to 28.7% in the year ended March 31, 2009.

Research and Development Costs.  Research and development costs for the years ended March 31, 2009 and 2008 were $13.8 million and $11.4 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen Division product line. Additionally, the application of ASC 718 added approximately $0.2 million and $0.8 million in the years ended March 31, 2009 and 2008, respectively, in compensation expense to research and development costs, net of amounts capitalized as software development in those fiscal years. Additions to capitalized software costs offset research and development costs. For the year ended March 31, 2009, $5.9 million was added to capitalized software costs while $6.0 million was capitalized during the year ended March 31, 2008. Research and development costs as a percentage of revenue decreased to 5.6% in the year ended March 31, 2009 from 6.1% in the year ended March 31, 2008.

Amortization of Acquired Intangible Assets.  Amortization expense related to acquired intangible assets for the year ended March 31, 2009 was $1.0 million. The amortization expense relates to the addition of customer relationships and trade name intangible assets, which were acquired through the acquisitions of HSI and PMP during fiscal year 2009.

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

Included in other income for the year ended March 31, 2008 was approximately $1.0 million, resulting from a gain on life insurance proceeds due to the passing of Gregory Flynn, Executive Vice President and General Manager of the QSI Dental Division. Mr. Flynn participated in our deferred compensation plan which is funded through the purchase of life insurance policies with the Company named as beneficiary. There was no gain or loss recorded on investment securities during the year ended March 31, 2008.

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

Liquidity and Capital Resources

The following table presents selected financial statistics and information for each of the years ended March 31, 2010, 2009 and 2008:

	Year Ended March 31,
	2010	2009	2008

Cash and cash equivalents	$84,611	$70,180	$59,046
Net increase (decrease) in cash and cash equivalents	$14,431	$11,134	$(982)
Net income	$48,379	$46,119	$40,078
Net cash provided by operating activities	$55,220	$48,712	$43,599
Number of days of sales outstanding	125	125	136

Cash Flow from Operating Activities

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income plus adjustments to add back non-cash expenses, including depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation and deferred taxes.

The following table summarizes our Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008:

	Year Ended March 31,
	2010	2009	2008

Net income	$48,379	$46,119	$40,078
Non-cash expenses	16,152	17,719	11,299
Gain on life insurance proceeds, net	—	—	(755)
Tax benefit from exercise of stock options, net	—	1	65
Change in deferred revenue	12,528	3,130	5,447
Change in accounts receivable	(18,944)	(11,369)	(13,811)
Change in other assets and liabilities	(2,895)	(6,888)	1,276

Net cash provided by operating activities	$55,220	$48,712	$43,599

Net Income.  As referenced in the above table, net income makes up the majority of our cash generated from operations for the years ended March 31, 2010, 2009 and 2008. The NextGen Division’s contribution to net income has increased each year due to that Division’s operating income increasing more quickly than our Company as a whole.

Non-Cash Expenses.  Non-cash expenses include depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation and deferred taxes. Total non-cash expenses were $16.2 million, $17.7 million and $11.3 million for the years ended March 31, 2010,

2009 and 2008, respectively. The change for the year ended March 31, 2010 as compared to the prior year is primarily related to an increase of approximately $0.8 million in depreciation, $0.8 million of amortization of capitalized software costs, $0.7 million of amortization of other intangibles, and $1.4 million in the allowance for bad debt, offset by a decrease of $5.2 million in deferred income tax expense.

Tax Benefits From Stock Options.  Tax benefits from the exercise of stock options were $1.6 million, $3.4 million and $1.4 million for the years ended March 31, 2010, 2009 and 2008, respectively. Our application of ASC 718 required excess tax benefits to be reclassed to financing activities, resulting in a corresponding decrease in our net cash provided by operating activities of $1.6 million, $3.4 million and $1.3 million in the years ended March 31, 2010, 2009 and 2008, respectively.

Deferred Revenue.  Cash from operations benefited significantly from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue. This benefit is offset by the increase in unpaid deferred revenue. Deferred revenue grew by approximately $12.5 million for the year ended March 31, 2010 versus growth of $3.1 million and $5.4 million for the years ended March 31, 2009 and 2008, resulting in increases to cash provided by operating activities for the respective periods.

Accounts Receivable.  Accounts receivable grew by approximately $18.9 million, $11.4 million and $13.8 million for the years ended March 31, 2010, 2009 and 2008, respectively. The increase in accounts receivable in the periods is due to the following factors:

•	NextGen Division revenue grew 13.6%, 19.6% and 21.3% for the years ended March 31, 2010, 2009 and 2008, respectively;

•	Turnover of accounts receivable is generally slower in the NextGen Division due to the fact that the systems sales related revenue have longer payment terms, generally up to one year, which historically have accounted for a major portion of NextGen Division sales;

•	The Opus acquisition added approximately $2.1 million of accounts receivable as of March 31, 2010; and

•	We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $9.5 million, $1.2 million and $4.9 million for the years ended March 31, 2010, 2009 and 2008, respectively.

The turnover of accounts receivable measured in terms of days sales outstanding (“DSO”) fluctuated during the year, but remained consistent at 125 days during the year ended March 31, 2010 as compared to the prior year.

If amounts included in both accounts receivable and deferred revenue were netted, our turnover of accounts receivable expressed as DSO would be 79 days as of March 31, 2010 and 83 days as of March 31, 2009. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the year ended March 31, 2010, we anticipate being able to continue to generate cash from operations during fiscal 2011 primarily from our net income.

Cash flows from investing activities

Net cash used in investing activities for the years ended March 31, 2010, 2009 and 2008 was $13.9 million, $19.4 million and $30.2 million, respectively. The decrease in cash used in investing activities for the year ended March 31, 2010 is due mainly to the fact that we acquired cash balances of $2.0 million from the acquisition of Opus whereas for the year ended March 31, 2009, we had paid approximately $8.2 million and $17.0 million for the acquisitions of HSI and PMP, respectively, offset by proceeds from the sale of marketable securities of $14.8 million. Other net cash outflows during the year ended March 31, 2010 include payments of $0.3 million for each of our two fiscal year 2010 acquisitions, Opus and Sphere, and payment of contingent consideration related to the PMP acquisition of $3.0 million as well as additions to equipment and improvements and capitalized software costs totaling $12.9 million.

Cash flows from financing activities

Net cash used in financing activities for the year ended March 31, 2010 was $26.8 million and consisted of dividends paid to shareholders totaling $34.3 million, offset by proceeds of $5.9 million from the exercise of stock options. We recorded a reduction in income tax liability of $1.6 million related to excess tax deductions received from employee stock option exercises. The benefit was recorded as additional paid in capital.

Cash and cash equivalents and marketable securities

At March 31, 2010, we had cash and cash equivalents of $84.6 million and marketable securities of $7.2 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.

On February 10, 2010, we acquired Opus and on August 12, 2009, we acquired Sphere. The Opus purchase price of $20.6 million consisted of approximately $0.3 million in cash plus up to $11.6 million in contingent consideration tied to future performance. The Sphere purchase price of $1.4 million consisted of approximately $0.3 million in cash plus an estimated $1.1 million (but in no event to exceed $2.5 million) in contingent consideration tied to future performance.

On October 28, 2008, we acquired PMP and on May 20, 2008, we acquired HSI. The PMP purchase price consisted of approximately $17.0 million in cash (including direct transaction costs) plus up to $3.0 million in contingent consideration tied to future performance, which has been paid as of March 31, 2010. The HSI purchase price consisted of approximately $8.2 million in cash (including direct transaction costs) plus up to approximately $1.7 million in contingent consideration tied to future performance.

In January 2007, our Board of Directors adopted a policy whereby we intend to pay a regular quarterly dividend of $0.25 per share on our outstanding common stock, subject to further Board review and approval and establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. In August 2008, our Board of Directors increased the quarterly dividend to $0.30 per share. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.

On May 26, 2010, the Board of Directors approved a quarterly cash dividend of $0.30 per share on our outstanding shares of common stock, payable to shareholders of record as of June 17, 2010 with an expected distribution date on or about July 6, 2010.

The following dividends have been declared in the 2010, 2009, and 2008 fiscal years on the dates indicated:

			Dividend
Board Approval Date	Record Date	Payment Date	Amount

Fiscal year 2010
January 27, 2010	March 23, 2010	April 5, 2010	$0.30
October 28, 2009	December 23, 2009	January 5, 2010	0.30
July 23, 2009	September 25, 2009	October 5, 2009	0.30
May 27, 2009	June 12, 2009	July 6, 2009	0.30
Fiscal year 2009
January 28, 2009	March 11, 2009	April 3, 2009	$0.30
October 30, 2008	December 15, 2008	January 5, 2009	0.30
August 4, 2008	September 15, 2008	October 1, 2008	0.30
May 29, 2008	June 15, 2008	July 2, 2008	0.25
Fiscal year 2008
January 30, 2008	March 14, 2008	April 7, 2008	$0.25
October 25, 2007	December 14, 2007	January 7, 2008	0.25
July 31, 2007	September 14, 2007	October 5, 2007	0.25
May 31, 2007	June 15, 2007	July 5, 2007	0.25

Management believes that its cash and cash equivalents on hand at March 31, 2010, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for the remainder of fiscal year 2011.

Contractual Obligations.  The following table summarizes our significant contractual obligations, all of which relate to operating leases, at March 31, 2010 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Year Ended March 31,
2011	$4,413
2012	4,565
2013	4,577
2014	3,963
2015 and beyond	7,215

$24,733

New Accounting Pronouncements

Refer to Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Policies” for a discussion of new accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We maintain investments in tax exempt municipal ARS which are classified as current and non-current marketable securities on the Company’s Consolidated Balance Sheets. A small portion of our portfolio is invested in closed-end funds which invest in tax exempt municipal ARS. At March 31, 2010, we had approximately $7.2 million of ARS on our Consolidated Balance Sheets. The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years but generally have interest rate reset dates that occur every 7, 28 or 35 days.

Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities, or the securities mature. In February 2008, we began to experience failed auctions on our ARS and auction rate preferred securities. To determine their estimated fair values at March 31, 2010, factors including credit quality, the likelihood of redemption, and yields or spreads of fixed rate municipal bonds or other trading instruments issued by the same or comparable issuers, were considered. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2010, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Security Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 in making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Shareholders’ Meeting to be filed with the Commission.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Shareholders’ Meeting to be filed with the Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Shareholders’ Meeting to be filed with the Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Shareholders’ Meeting to be filed with the Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Shareholders’ Meeting to be filed with the Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Index to Financial Statements:

(2) The following supplementary financial statement schedule of Quality Systems, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

• Schedule II — Valuation and Qualifying Accounts	98

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989, are hereby incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-00161) filed January 11, 1996.
3.2		Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005, is hereby incorporated by reference to Exhibit 3.1.1 of the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.
3.3		Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005 is hereby incorporated by reference to Exhibit 3.01 of the registrant’s Current Report on Form 8-K filed October 11, 2005.
3.4		Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006 is hereby incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed March 6, 2006.
3.5		Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008, are hereby incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed October 31, 2008.
10	.1*	Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.10.1 of the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.
10	.2*	Form of Incentive Stock Option Agreement for Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10	.3*	Form of Non-Qualified Stock Option Agreement for Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10Q for the quarter ended September 20, 2004.
10	.4*	2005 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.01 to the registrant’s Current Report on Form 8-K filed October 5, 2005.
10	.5*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 5, 2007.
10	.6*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 5, 2007.
10	.7*	1993 Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1994.
10	.8*	1998 Employee Stock Contribution Plan is hereby incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-63131).
10	.9*	Form of Second Amended and Restated Indemnification Agreement for directors and executive officers is hereby incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on February 2, 2010.
10.10		Lease Agreement between Company and Tower Place, L.P. dated November 15, 2000, commencing February 5, 2001 is hereby incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.
10.11		Fourth Amendment to lease agreement between the Company and Tower Place, L.P. dated September 22, 2005 is incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.
10.12		Fifth Amendment to lease agreement between the Company and Tower Place, L.P. dated January 31, 2007 is incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007.
10.13		Lease Agreement between the Company and HUB Properties LLC dated May 8, 2002 is hereby incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

Exhibit
Number		Description

10.14		Second Amendment to Office Lease agreement between the Company and HUB Properties LLC dated February 14, 2006 is incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.
10.15		Amended and Restated Second Amendment to Office Lease agreement between the Company and HUB Properties LLC dated May 31, 2006 is incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007.
10.16		Lease agreement between the Company and Von Karman Michelson Corporation dated September 6, 2005 is incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.
10.17		Office lease between the Company and SLTS Grand Avenue, L.P. dated May 3, 2006 is incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2007.
10	.18*	Board Service Agreement between the Company and Patrick Cline is incorporated by reference to Exhibit 10.2.1 to the registrant’s Current Report on Form 8-K dated May 31, 2005.
10	.19*	Director Compensation Program is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 2, 2010.
10.20		Settlement Agreement dated as of August 8, 2006 between the registrant and Ahmed Hussein is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 9, 2006.
10	.21*	Description of Compensation Program for Named Executive Officers for Fiscal Year Ended March 31, 2010 is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 1, 2009.
10.22		Agreement and Plan of Merger dated May 16, 2008 by and among Quality Systems, Inc., Bud Merger Sub, LLC and Lackland Acquisition II, LLC, is incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.
10.23		Office lease between the Company and Lakeshore Towers Limited Partnership Phase II, a California limited partnership, dated October 18, 2007, is incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.
10.24		Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated November 28, 2001, is incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.
10.25		First Amendment to Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated August 17, 2005, is incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.
10.26		Standard Service Center Lease Agreement between the Lincoln National Life Insurance Company and InfoNow Solutions of St. Louis, LLC, dated November 28, 2001, is incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.
10.27		Second Amendment to Service Center Lease Agreement between the TM Properties, LLC, successor to the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated August 17, 2005, is incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.
10.28		Assignment of Lease between InfoNow Solutions of St. Louis, Lackland Acquisition II, LLC and TM Properties, LLC dated August 17, 2005, is incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2008.
10.29		Agreement and Plan of Merger dated October 15, 2008 by and among (i) Quality Systems, Inc. (ii) NextGen Healthcare Information Systems, Inc. (iii) Ruth Merger Sub, Inc. (iv) Practice Management Partners, Inc. and (v) certain shareholders set forth therein, is incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

Exhibit
Number		Description

10.30		First Amendment to Lease Agreement between Hill Management Services, Inc. and Practice Management Partners, Inc., dated January 15, 2008, is incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
10.31		First Amendment to Sublease Agreement between RehabCare Group, Inc. and Practice Management Partners Inc., dated January 15 2008, is incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
10.32		Third Amendment to Lease Agreement between Pinecrest LLC and Practice Management Partners, Inc., dated April 30, 2007, is incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
10	.33*	Employment Agreement dated August 11, 2008 between Quality Systems, Inc., and Steven Plochocki, is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 12, 2008.
10	.34*	Outside Directors Amended and Restated Restricted Stock Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 9, 2010.
10	.35*	Employment Offer and Terms of Employment dated September 17, 2009, between Quality Systems, Inc. and Philip N. Kaplan, is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 21, 2009.
10	.36**	Agreement and Plan of Merger dated February 10, 2010, by and among Quality Systems, Inc., OHS Merger Sub, Inc., Opus Healthcare Solutions, Inc., and the Shareholders of Opus Healthcare Solutions, Inc.
10	.37**	Sixth Amendment to Lease Agreement between the Company and Tower Place, L.P. dated April 1, 2010.
10	.38**	Third Amendment to Office Lease agreement between the Company and HUB Properties LLC dated January 1, 2010.
10	.39**	Fourth Amendment to Office Lease agreement between the Company and HUB Properties LLC dated March 17, 2010.
10	.40**	Third Amendment to Service Center Lease Agreement between the TM Properties, LLC, successor to the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated March 15, 2010.
10	.41**	Second Amendment to Lease Agreement between Hill Management Services, Inc. and Practice Management Partners, Inc., dated November 1, 2009.
10	.42**	Modification of Lease #1 between Olen Commercial Realty Corp. and NXG Acute Care LLC, dated October 13, 2009.
10	.43**	Lease between Olen Commercial Realty Corp. and NXG Acurate Care LLC, dated October 1, 2009.
10	.44**	Sublease Agreement between Centex Homes and Opus Healthcare Solutions, Inc., dated February , 2009.
21	**	List of subsidiaries.
23	.1**	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
23	.2**	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP.
31	.1**	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or a compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Steven T. Plochocki
Steven T. Plochocki
President and Chief Executive Officer

Date: May 26, 2010

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

Signature	Title	Date

/s/ Sheldon Razin Sheldon Razin	Chairman of the Board and Director	May 26, 2010

/s/ Steven T. Plochocki Steven T. Plochocki	Chief Executive Officer (Principal Executive Officer) and Director	May 26, 2010

/s/ Paul A. Holt Paul A. Holt	Chief Financial Officer (Principal Financial Officer) and Secretary	May 26, 2010

/s/ Patrick B. Cline Patrick B. Cline	President and Chief Strategy Officer, and Director	May 26, 2010

/s/ Murray Brennan Murray Brennan	Director	May 26, 2010

/s/ George Bristol George Bristol	Director	May 26, 2010

Ahmed Hussein	Director

Joseph Davis	Director

/s/ Craig Barbarosh Craig Barbarosh	Director	May 26, 2010

/s/ Russell Pflueger Russell Pflueger	Director	May 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quality Systems, Inc.,

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Quality Systems, Inc. and its subsidiaries at March 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein for the year ended March 31, 2010 when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

We also have audited the adjustments to the financial statements for the years ended March 31, 2009 and 2008 to retrospectively apply the change in reportable segments as described in Note 15. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to financial statements for the years ended March 31, 2009 and 2008 of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the financial statements for the years ended March 31, 2009 and 2008 taken as a whole.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Orange County, California
May 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Quality Systems, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in operating segment information described in Note 15, the consolidated balance sheet of Quality Systems, Inc. as of March 31, 2009, and the related statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2009 (the 2009 and 2008 consolidated financial statements before the effects of the adjustments discussed in Note 15 are not presented herein). Our audits of the basic financial statements included the financial statement Schedule II listed in the index appearing under Item 15 (a)(2). These 2009 and 2008 consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the 2009 and 2008 consolidated financial statements referred to above, which are before the effects of the adjustments to retrospectively apply the change in operating segment information described in Note 15, present fairly, in all material respects, the financial position of Quality Systems, Inc. as of March 31, 2009 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in operating segment information described in Note 15 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/  Grant Thornton LLP
Irvine, California
May 27, 2009

QUALITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$84,611	$70,180
Restricted cash	2,339	1,303
Marketable securities	7,158	—
Accounts receivable, net	107,458	90,070
Inventories, net	1,340	1,125
Income taxes receivable	2,953	5,605
Net current deferred tax assets	5,678	3,994
Other current assets	8,684	6,312

Total current assets	220,221	178,589
Marketable securities	—	7,395
Equipment and improvements, net	8,432	6,756
Capitalized software costs, net	11,546	9,552
Intangibles, net	20,145	8,403
Goodwill	46,189	28,731
Other assets	3,647	2,675

Total assets	$310,180	$242,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,342	$5,097
Deferred revenue	64,109	47,584
Accrued compensation and related benefits	8,951	9,511
Dividends payable	8,664	8,529
Other current liabilities	16,220	8,888

Total current liabilities	101,286	79,609
Deferred revenue, net of current	474	521
Net deferred tax liabilities	10,859	4,566
Deferred compensation	1,883	1,838
Other noncurrent liabilities	7,389	—

Total liabilities	121,891	86,534
Commitments and contingencies
Shareholders’ equity:
Common Stock
$0.01 par value; authorized 50,000 shares; issued and
outstanding 28,879 and 28,447 shares at March 31, 2010
and March 31, 2009, respectively	289	284
Additional paid-in capital	122,271	103,524
Retained earnings	65,729	51,759

Total shareholders’ equity	188,289	155,567

Total liabilities and shareholders’ equity	$310,180	$242,101

The accompanying notes to these Consolidated Financial Statements are an integral part of these Consolidated Statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues:
Software, hardware and supplies	$89,761	$85,386	$76,363
Implementation and training services	14,376	13,375	13,406

System sales	104,137	98,761	89,769
Maintenance	89,192	72,862	56,455
Electronic data interchange services	35,035	29,522	22,450
Revenue cycle management and related services	36,665	21,431	871
Other services	26,782	22,939	16,955

Maintenance, EDI, RCM and other services	187,674	146,754	96,731

Total revenues	291,811	245,515	186,500

Cost of revenue:
Software, hardware and supplies	12,115	13,184	10,887
Implementation and training services	11,983	10,286	10,341

Total cost of system sales	24,098	23,470	21,228
Maintenance	13,339	11,859	12,446
Electronic data interchange services	25,262	21,374	15,776
Revenue cycle management and related services	27,715	14,674	558
Other services	20,393	17,513	12,493

Total cost of maintenance, EDI, RCM and other services	86,709	65,420	41,273

Total cost of revenue	110,807	88,890	62,501

Gross profit	181,004	156,625	123,999
Operating expenses:
Selling, general and administrative	86,951	69,410	53,260
Research and development costs	16,546	13,777	11,350
Amortization of acquired intangible assets	1,783	1,035	—

Total operating expenses	105,280	84,222	64,610

Income from operations	75,724	72,403	59,389
Interest income	226	1,203	2,661
Other income (expense)	268	(279)	953

Income before provision for income taxes	76,218	73,327	63,003
Provision for income taxes	27,839	27,208	22,925

Net income	$48,379	$46,119	$40,078

Net income per share:
Basic	$1.69	$1.65	$1.47
Diluted	$1.68	$1.62	$1.44
Weighted average shares outstanding:
Basic	28,635	28,031	27,298
Diluted	28,796	28,396	27,770
Dividends declared per common share	$1.20	$1.15	$1.00

The accompanying notes to these Consolidated Financial Statements are an integral part of these Consolidated Statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
	(In thousands)

Balance, March 31, 2007	27,123	$271	$65,666	$25,309	$—	$91,246
Exercise of stock options	325	3	4,757	—	—	4,760
Tax benefit resulting from exercise of stock options	—	—	1,376	—	—	1,376
Stock-based compensation	—	—	3,757	—	—	3,757
Dividends declared	—	—	—	(27,316)	—	(27,316)
Net income	—	—	—	40,078	—	40,078
Unrealized loss on marketable securities, net of tax	—	—	—	—	(196)	(196)

Balance, March 31, 2008	27,448	274	75,556	38,071	(196)	113,705
Exercise of stock options	697	7	12,512	—	—	12,519
Tax benefit resulting from exercise of stock options	—	—	3,382	—	—	3,382
Stock-based compensation	—	—	1,977	—	—	1,977
Common stock issued for acquisitions	302	3	10,097	—	—	10,100
Dividends declared	—	—	—	(32,431)	—	(32,431)
Net income	—	—	—	46,119	—	46,119
Reclassification of unrealized loss on marketable securities, net of tax	—	—	—	—	196	196

Balance, March 31, 2009	28,447	284	103,524	51,759	—	155,567
Exercise of stock options	238	3	5,852	—	—	5,855
Tax benefit resulting from exercise of stock options	—	—	1,576	—	—	1,576
Stock-based compensation	—	—	2,073	—	—	2,073
Stock-based compensation related to acquisitions	—	—	433	—	—	433
Common stock issued for acquisitions	194	2	8,813	—	—	8,815
Dividends declared	—	—	—	(34,409)	—	(34,409)
Net income	—	—	—	48,379	—	48,379

Balance, March 31, 2010	28,879	$289	$122,271	$65,729	$—	$188,289

The accompanying notes to these Consolidated Financial Statements are an integral part of these Consolidated Statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$48,379	$46,119	$40,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,663	2,911	2,369
Amortization of capitalized software costs	5,927	5,163	4,149
Amortization of other intangibles	1,783	1,034	—
Gain on life insurance proceeds, net	—	—	(755)
Provision for bad debts	3,465	2,089	1,171
Provision (recovery) for inventory obsolescence	27	(13)	52
Share-based compensation	2,073	1,977	3,757
Deferred income tax (benefit) expense	(786)	4,462	(199)
Tax benefit from exercise of stock options	1,576	3,382	1,376
Excess tax benefit from share-based compensation	(1,576)	(3,381)	(1,311)
Loss on disposal of equipment and improvements	—	96	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(18,944)	(11,369)	(13,811)
Inventories	(238)	(88)	99
Income taxes receivable	3,875	(5,433)	—
Other current assets	(2,310)	(1,202)	(89)
Other assets	(894)	(448)	381
Accounts payable	(1,810)	(299)	(561)
Deferred revenue	12,528	3,130	5,447
Accrued compensation and related benefits	(1,006)	136	1,825
Income taxes payable	(1,404)	(1,541)	1,226
Other current liabilities	846	2,055	(1,232)
Deferred compensation	46	(68)	(373)

Net cash provided by operating activities	55,220	48,712	43,599

Cash flows from investing activities:
Additions to capitalized software costs	(7,921)	(5,863)	(6,019)
Additions to equipment and improvements	(4,935)	(3,218)	(2,113)
Proceeds from sale of marketable securities	425	14,825	91,825
Purchases of marketable securities	—	—	(114,645)
Proceeds from life insurance policy, net	—	—	755
Cash acquired from purchase of Opus	2,036	—	—
Purchase of Opus	(250)	—	—
Purchase of Sphere	(300)	—	—
Purchase of PMP, including direct transaction costs	—	(16,950)	—
Purchase of HSI, including direct transaction costs	—	(8,241)	—
Payment of contingent consideration related to purchase of PMP	(3,000)	—	—

Net cash used in investing activities	(13,945)	(19,447)	(30,197)

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	1,576	3,381	1,311
Proceeds from exercise of stock options	5,855	12,519	4,760
Dividends paid	(34,275)	(30,763)	(20,455)
Loan repayment	—	(3,268)	—

Net cash used in financing activities	(26,844)	(18,131)	(14,384)

Net increase (decrease) in cash and cash equivalents	14,431	11,134	(982)
Cash and cash equivalents at beginning of year	70,180	59,046	60,028

Cash and cash equivalents at end of year	$84,611	$70,180	$59,046

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$24,506	$26,455	$20,546

Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities, net of tax	$—	$196	$(196)

Issuance of stock options with fair value of $433 in connection with the purchase of PMP	$433	$—	$—

Effective February 10, 2010, the Company acquired Opus in a transaction summarized as follows:
Fair value of net assets acquired	$32,209	$—	$—
Cash paid	(250)	—	—
Common stock issued for Opus stock	(8,815)	—	—
Fair value of contingent consideration	(11,516)	—	—

Liabilities assumed	$11,628	$—	$—

Effective August 12, 2009, the Company acquired Sphere in a transaction summarized as follows:
Fair value of net assets acquired	$1,453	$—	$—
Cash paid	(300)	—	—
Fair value of contingent consideration	(1,074)	—	—

Liabilities assumed	$79	$—	$—

Effective October 28, 2008, the Company acquired PMP in a transaction summarized as follows:
Fair value of net assets acquired	$—	$23,875	$—
Cash paid	—	(16,950)	—
Common stock issued for PMP stock	—	(2,750)	—

Liabilities assumed	$—	$4,175	$—

Effective May 20, 2008, the Company acquired HSI in a transaction summarized as follows:
Fair value of net assets acquired	$—	$20,609	$—
Cash paid	—	(8,241)	—
Common stock issued for HSI stock	—	(7,350)	—

Liabilities assumed	$—	$5,018	$—

The accompanying notes to these Consolidated Financial Statements are an integral part of these Consolidated Statements.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

1.	Organization of Business

Description of Business

Quality Systems, Inc. is comprised of the QSI Dental Division and wholly-owned subsidiaries, NextGen Healthcare Information Systems, Inc. (“NextGen Division”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”) and Practice Management Partners, Inc. (“PMP”) and most recently NextGen Sphere, LLC and Opus Healthcare Solutions, Inc. (collectively, the Company). The Company develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers, and medical and dental schools. The Company also provides revenue cycle management (“RCM”) services through the Practice Solutions Division.

The Company, a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980’s, the Company capitalized on the increasing focus on medical cost containment and further expanded its information processing systems to serve the medical market. In the mid-1990’s, the Company made two acquisitions that accelerated its penetration of the medical market. These two acquisitions formed the basis for the NextGen Division. Today, the Company serves the medical and dental markets through its NextGen Division and QSI Dental Division.

During fiscal year 2010, as a result of certain organizational changes, the composition of the Company’s NextGen Division was revised to exclude the former NextGen Practice Solutions unit and the Company’s RCM entities (HSI and PMP), both of which are now administered and aggregated in the Company’s Practice Solutions Division. Following the reorganization, the Company now operates three reportable operating segments (not including Corporate), comprised of the NextGen Division, the QSI Dental Division and the Practice Solutions Division.

The QSI Dental Division, co-located with the Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize its UNIX based medical practice management software product and Software as a Service, or SaaS model, based NextDDS financial and clinical software.

The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia and Austin, Texas, provides integrated clinical, financial and connectivity solutions for ambulatory, inpatient and dental provider organizations.

The Practice Solutions Division, with locations in St. Louis, Missouri and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services, primarily billing and collection services for medical practices. This Division combines a web-delivered SaaS model and the NextGenepm software platform to execute its service offerings.

The three Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing and branding. The three Divisions share the resources of the Company’s “corporate office,” which includes a variety of accounting and other administrative functions. Additionally, there are a small but growing number of clients who are simultaneously utilizing software or services from more than one of the three Divisions.

Acquisitions

On May 20, 2008, the Company acquired St. Louis-based HSI, a full-service healthcare RCM company. HSI operates under the umbrella of the Company’s Practice Solutions Division. Founded in 1996, HSI provides RCM

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services to providers including health systems, hospitals, and physicians in private practice with an in-house team of more than 200 employees, including specialists in medical billing, coding and compliance, payor credentialing, and information technology. The Company intends to cross sell both software and RCM services to the acquired customer base of HSI and the NextGen Division.

On October 28, 2008, the Company acquired Maryland-based PMP, a full-service healthcare RCM company. This acquisition is also part of the Company’s growth strategy for the Practice Solutions Division. Similar to HSI, PMP operates under the umbrella of the Company’s Practice Solutions Division. Founded in 2001, PMP provides physician billing and technology management services to healthcare providers, primarily in the Mid-Atlantic region. The Company intends to cross sell both software and RCM services to the acquired customer base of PMP and the NextGen Division.

On August 12, 2009, the Company acquired NextGen Sphere, LLC (“Sphere”), a provider of financial information systems to the small hospital inpatient market. This acquisition is also part of the Company’s strategy to expand into the small hospital market and to add new customers by taking advantage of cross selling opportunities between the ambulatory and inpatient markets.

On February 10, 2010, the Company acquired Opus Healthcare Solutions, Inc. (“Opus”), a provider of clinical information systems to the small hospital inpatient market. Founded in 1987 and headquartered in Austin, Texas, Opus delivers web-based clinical solutions to hospital systems and integrated health networks nationwide. This acquisition complements and will be integrated with the assets of Sphere. Both companies are established developers of software and services for the inpatient market and will operate under the Company’s NextGen Division.

2.	Summary of Significant Accounting Policies

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems, Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives, Practice Management Partners, Inc., NextGen Sphere, LLC, and Opus Healthcare Solutions, Inc. All significant intercompany accounts and transactions have been eliminated.

Business Segments.  The Company has prepared operating segment information in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, or ASC 280, which requires that companies disclose “operating segments” based on the manner in which management disaggregates the Company’s operations for making internal operating decisions. See Note 15.

Basis of Presentation.  The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain prior year amounts have been reclassified to conform with fiscal year 2010 presentation.

References to dollar amounts in the Consolidated Financial Statement sections are in thousands, except for shares and per share data, unless otherwise specified.

Revenue Recognition.  The Company recognizes system sales revenue pursuant to FASB ASC Topic 985-605, Software, Revenue Recognition, or ASC 985-605. The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers, or VARs. The Company also generates revenue from sales of hardware and third party software, implementation, training, Electronic Data Interchange (“EDI”), post-contract support (maintenance), and other services, including RCM, performed for customers who license its products.

A typical system contract contains multiple elements of the above items. FASB ASC Topic 985-605-25, Software, Revenue Recognition, Multiple Elements, or ASC 985-605-25, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with FASB ASC Topic 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts, or ASC 605-35. Pursuant to ASC 605-35, the Company uses the percentage of completion method provided all of the following conditions exist:

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

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue related to sales arrangements that include the right to use software stored on the Company’s hardware is accounted for under FASB ASC Topic 985-605-05, Software, Revenue Recognition, Hosting Arrangements, or ASC 985-605-05, which requires that for software licenses and related implementation services to continue to fall under ASC 985-605-05, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third party. If an arrangement is not deemed to be accounted for under ASC 985-605-05, the entire arrangement is accounted for as a service contract in accordance with ASC 985-605-25. In that instance, the entire arrangement would be recognized as the hosting services are being performed.

From time to time, the Company offers future purchase discounts on its products and services as part of its sales arrangements. Pursuant to FASB ASC Topic 985-605-55, Software, Revenue Recognition, Flowchart of Revenue Recognition on Software Arrangements, or ASC 985-605-55, such discounts that are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, that are incremental to the range of discounts typically given in comparable transactions, and that are significant, are treated as an additional element of the contract to be deferred. Amounts deferred related to future purchase options are not recognized until either the customer exercises the discount offer or the offer expires.

RCM service revenue is derived from services fees, which include amounts charged for ongoing billing and other related services, and are generally billed to the customer as a percentage of total collections. The Company does not recognize revenue for services fees until these collections are made, as the services fees are not fixed or determinable until such time.

Revenue is divided into two categories, “system sales” and “maintenance, EDI, RCM and other services”. Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM services, follow on training and implementation services, annual third party license fees, hosting services and other services revenue.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents.  Cash and cash equivalents generally consist of cash, money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days. The Company had cash deposits at U.S. banks and financial institutions at March 31, 2010 of which $82,223 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk. The average maturity of the investments owned by the money market fund is approximately two months.

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

The Company’s investments at March 31, 2010 and 2009 are in tax exempt municipal Auction Rate Securities (“ARS”) which are classified as either current or non-current marketable securities on the Company’s Consolidated Balance Sheets, depending on the liquidity and timing of expected realization of such securities. The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days. Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. Under their respective terms, the securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities or the securities mature. In February 2008, the Company began to experience failed auctions on its ARS.

The Company’s ARS are held by UBS Financial Services Inc. (“UBS”). On November 13, 2008, the Company entered into an Auction Rate Security Rights Agreement (the “Rights Agreement”) with UBS, whereby the Company accepted UBS’s offer to purchase the Company’s ARS investments at any time during the period of June 30, 2010 through July 2, 2012. As a result, the Company had obtained an asset, ARS put option rights, whereby the Company has a right to “put” the ARS back to UBS. The Company expects to exercise its ARS put option rights and put its ARS back to UBS on June 30, 2010, the earliest date allowable under the Rights Agreement.

Prior to signing the Rights Agreement the Company had asserted that it had the intent and ability to hold these securities until anticipated recovery and classified its ARS as held for sale securities on its Consolidated Balance Sheets. By accepting the Rights Agreement, the Company could no longer assert that it has the intent to hold the auction rate securities until anticipated recovery and consequently elected to reclassify its investments in ARS as trading securities, as defined by FASB ASC Topic 320, Investments — Debt and Equity Securities, or ASC 320, on the date of Company’s acceptance of the Rights Agreement. As trading securities, the ARS are carried at fair value with changes recorded through earnings.

To determine the estimated fair values of the ARS at March 31, 2010 and 2009, factors including credit quality, assumptions about the likelihood of redemption, observable market data such as yields or spreads of fixed rate municipal bonds and other trading instruments issued by the same or comparable issuers, were considered. The Company has valued the ARS as the approximate midpoint between various fair values, measured as the difference between the par value of the ARS and the fair value of the securities, discounted by the credit risk of the broker and other factors such as the Company’s historical experience to sell ARS at par. Based on this analysis, the Company recognized a gain of approximately $188 through its earnings for the year ended March 31, 2010. The estimated fair

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the ARS as of March 31, 2010 was determined to be $7,158 and is included on the accompanying Consolidated Balance Sheets.

As the Company will be permitted to put the ARS back to UBS at par value, the Company accounted for the ARS put option right as a separate asset that was measured at its fair value with changes recorded through earnings. The Company has valued the ARS put option right as the approximate midpoint between various fair values, measured as the difference between the par value of the ARS and the fair value of the securities, discounted by the credit risk of the broker and other factors such as the Company’s historical experience to sell ARS at par. Based on this analysis, the Company recognized a gain of approximately $80 through its earnings for the year ended March 31, 2010. The estimated fair value of the ARS put option rights as of March 31, 2010 was determined to be $548 and is included on the accompanying Consolidated Balance Sheets in other current assets.

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

Allowance for Doubtful Accounts.  The Company provides credit terms typically ranging from thirty days to less than twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs credit evaluations of its customers and maintains reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management’s estimate of the probability of collection for certain troubled accounts. General reserves are established based on the Company’s historical experience of bad debt expense and the aging of the Company’s accounts receivable balances net of deferred revenue and specifically reserved accounts. Accounts are written off as uncollectible only after the Company has expended extensive collection efforts.

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

Software Development Costs.  Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with FASB ASC Topic 985-20, Software, Costs of Computer Software to be Sold, Leased or Marketed, or ASC 985-20. Such capitalized costs are amortized on a straight-line basis over the estimated economic life of the related product, which is typically three years. The Company provides support services on the current and prior two versions of its software. Management performs an annual review of the estimated economic life and the

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Goodwill.  Goodwill is related to the NextGen Division and the HSI, PMP, Sphere, and Opus acquisitions, which closed on May 20, 2008, October 28, 2008, August 12, 2009, and February 10, 2010, respectively (see Notes 5, 6 and 7). In accordance with FASB ASC Topic 350-20, Intangibles — Goodwill and Other, Goodwill, or ASC 350-20, the Company tests goodwill for impairment annually at the end of its first fiscal quarter, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company has determined that there was no indication of impairment to its goodwill as of March 31, 2010. See also Note 6.

Intangible Assets.  Intangible assets consist of capitalized software costs, customer relationships, trade names and certain intellectual property. Intangible assets related to customer relationships and trade names arose in connection with the acquisition of HSI, PMP, Sphere, and Opus. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments. Intangible assets are amortized over their remaining estimated useful lives, ranging from 3 to 9 years. The Company’s amortization policy for intangible assets is based on the principles in FASB ASC Topic 350-30, Intangibles — Goodwill and Other, General Intangibles Other than Goodwill, or ASC 350-30, which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.

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

Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment to its long-lived assets as of March 31, 2010. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets.

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

On April 1, 2007, the Company adopted the provisions of ASC 740 related to the accounting for uncertain tax provisions. The adoption of the provisions of ASC 740 did not have a material effect on the Consolidated Financial Statements. As a result, there was no cumulative effect related to adopting ASC 740. However, certain amounts have

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been reclassified in the Company’s Consolidated Balance Sheets in order to comply with the requirements of the statement. See Note 11.

Self-Insurance Liabilities.  Effective January 1, 2010, the Company became self-insured with respect to healthcare claims, subject to stop-loss limits. The Company accrues for estimated self-insurance costs and uninsured exposures based on claims filed and an estimate of claims incurred but not reported as of each balance sheet date. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimated accruals resulting from ultimate claim payments will be reflected in earnings during the periods in which such adjustments are determined. Periodically, the Company reevaluates the adequacy of the accruals by comparing amounts accrued on the balance sheet for anticipated losses to an updated actuarial loss forecasts and third party claim administrator loss estimates and makes adjustments to the accruals as needed.

As of March 31, 2010, the self-insurance accrual was approximately $516, which is included in other current liabilities on the accompanying Consolidated Balance Sheet. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for the self-insurance liabilities would be directly affected.

Advertising Costs.  Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which includes trade shows and conventions, were approximately $6,198, $3,459 and $2,580 for the years ended March 31, 2010, 2009 and 2008, respectively, and were included in selling, general and administrative expenses in the Consolidated Statements of Income.

Marketing Assistance Agreements.  The Company has entered into marketing assistance agreements with certain existing users of the Company’s products, which provide the opportunity for those users to earn commissions if they host specific site visits upon the Company’s request for prospective customers that directly result in a purchase of the Company’s software by the visiting prospects. Amounts earned by existing users under this program are treated as a selling expense in the period when earned.

Other Comprehensive Income.  Comprehensive income includes all changes in Shareholders’ Equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income (loss), net of income tax, consist of unrealized losses on marketable securities of $(196) as of March 31, 2008. There were no other comprehensive income items for the years ended March 31, 2010 or 2009.

	Year Ended March 31,
	2010	2009	2008

Net income	$48,379	$46,119	$40,078
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	—	—	(196)

Comprehensive income	$48,379	$46,119	$39,882

Earnings per Share.  Pursuant to FASB ASC Topic 260, Earnings Per Share, or ASC 260, the Company provides dual presentation of “basic” and “diluted” earnings per share (“EPS”).

Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the weighted average shares outstanding for basic and diluted net income per share for the periods presented:

	Year Ended March 31,
	2010	2009	2008

Net income	$48,379	$46,119	$40,078
Basic net income per share:
Weighted average shares outstanding — Basic	28,635	28,031	27,298

Basic net income per common share	$1.69	$1.65	$1.47

Net income	$48,379	$46,119	$40,078
Diluted net income per share:
Weighted average shares outstanding — Basic	28,635	28,031	27,298
Effect of potentially dilutive securities	161	365	472

Weighted average shares outstanding — Diluted	28,796	28,396	27,770

Diluted net income per common share	$1.68	$1.62	$1.44

The computation of diluted net income per share does not include 74,962, 440,338 and 279,752 options for the years ended March 31, 2010, 2009 and 2008, respectively, because their inclusion would have an anti-dilutive effect on earnings per share.

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

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income for years ended March 31, 2010, 2009 and 2008, respectively:

	Year Ended March 31,
	2010	2009	2008

Costs and expenses:
Cost of revenue	$85	$195	$496
Research and development	108	242	800
Selling, general and administrative	1,880	1,540	2,461

Total share-based compensation	2,073	1,977	3,757
Amounts capitalized in software development costs	(27)	(21)	(39)

Amounts charged against earnings, before income tax benefit	$2,046	$1,956	$3,718
Related income tax benefit	(608)	(549)	(969)

Decrease in net income	$1,438	$1,407	$2,749

Sales Taxes.  In accordance with the guidance of FASB ASC Topic 605-45, Revenue Recognition, Principal Agent Considerations, or ASC 605-45, the Company accounts for sales taxes imposed on its goods and services on a net basis in the Consolidated Statements of Income.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates.  The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to uncollectible receivables, vendor specific objective evidence, valuation of marketable securities and ARS put option rights, self-insurance accruals, and income taxes and related credits and deductions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Newly Adopted Accounting Standards.  In September 2009, the FASB issued an accounting standards update to ASC 740. This update addresses the need for additional implementation guidance on accounting for uncertainties in income taxes, specifically, whether income tax paid by an entity is attributable to the entity or its owners; what constitutes a tax position for a pass-through entity or a tax-exempt entity; and how to apply the uncertainty in income taxes when a group of related entities comprise both taxable and nontaxable entities. This update also eliminates certain disclosures for nonpublic entities. Since the Company currently applies the standards for accounting for uncertainty in income taxes, this update was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this update did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2009, the FASB issued an accounting standards update to ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities when traded as assets and (ii) another valuation technique that is consistent with the principles of ASC 820. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Additionally, this update clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update was effective for the first reporting period beginning after issuance (the Company’s interim period ended September 30, 2009). The adoption of this update did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued three related accounting provisions intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities: (i) FASB ASC Topic 820-10-65, Fair Value Measurements and Disclosures — Transition and Open Effective Date Information, or ASC 820-10-65; (ii) FASB ASC Topic 320-10-65, Investments — Debt and Equity Securities — Transition and Open Effective Date Information, or ASC 320-10-65; and (iii) FASB ASC Topic 825-10-65, Financial Instruments — Transition and Open Effective Date Information, or ASC 825-10-65. ASC 820-10-65 provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10. ASC 820-10-65 must be applied prospectively and retrospective application is not permitted. ASC 820-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting ASC 820-10-65 must also early adopt ASC 320-10-65. ASC 320-10-65 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. ASC 320-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt these provisions only if it also elects to early adopt ASC 820-10-65. ASC 825-10-65 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC 825-10-65 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt ASC 820-10-65 and ASC 320-10-65. The adoption of these provisions did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued ASC Topic 805-20, Business Combinations, Identifiable Assets and Liabilities, and Any Noncontrolling Interest, or ASC 805-20. ASC 805-20 amends the guidance in ASC 805 to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated (if fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB ASC Topic 450, Contingencies, or ASC 450), (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date (for unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by ASC 450 and that those disclosures be included in the business combination footnote); and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with ASC 805. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued ASC Topic 805-10-65-1, Business Combinations — Overall — Transition Related to SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Review Bulletin No. 51, or ASC 805-10-65-1, the provisions of which have been incorporated in ASC Topic 805-10, Business Combinations — Overall, or ASC 805-10, and ASC 805-20. ASC 805-10-65-1 retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. ASC 805-10-65-1 defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest (including goodwill) at their fair values as of the acquisition date. In addition, ASC 805-10-65-1 requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. ASC 805-10-65-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company adopted ASC 805-10 and ASC 805-20 and applied the provisions of the pronouncement to the business combinations completed during fiscal year 2010.

In November 2008, the FASB ratified ASC Topic 350-30-55, Intangibles — Goodwill and Other, Defensive Intangible Asset, or ASC 350-30-55. ASC 350-30-55 clarifies the accounting for certain separately identifiable intangible assets that an acquirer does not intend to actively use but instead intends to hold to prevent its competitors from obtaining access to them. ASC 350-30-55 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. ASC 350-30-55 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of ASC 350-30-55 did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2008, the FASB issued ASC Topic 260-10-45, Earnings Per Share, Required EPS Presentation on the Face of the Income Statement, or ASC 260-10-45. ASC 260-10-45 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (“EPS”) pursuant to the two-class method. ASC 260-10-45 became effective on April 1, 2009. Early adoption was not permitted; however, it does apply retrospectively to EPS data for all periods presented in the financial statements or in financial data. The Company does not currently have any share-based awards with nonforfeitable rights to dividends or dividend

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents and therefore ASC 260-10-45 did not have an impact on the Company’s EPS data in fiscal year 2010 or on EPS for any prior periods presented in the Company’s Consolidated Financial Statements or financial data.

In April 2008, the FASB finalized ASC Topic 350-30-65, Intangibles — Goodwill and Other, General Intangibles Other than Goodwill — Transition and Open Effective Date Information, or ASC 350-30-65. ASC 350-30-65 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC Topic 350-20, Intangibles — Goodwill and Other, Goodwill. ASC 350-30-65 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. ASC 350-30-65 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of ASC 350-30-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Standards.  In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. The Company does not expect the disclosure provisions for Level 3 reconciliation to have a significant impact on its Consolidated Financial Statements.

In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) VSOE or (ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these ASUs will have on its Consolidated Financial Statements.

3.	Cash and Cash Equivalents

At March 31, 2010 and 2009, the Company had cash and cash equivalents of $84,611 and $70,180, respectively. Cash and cash equivalents consist of cash, money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk. The average maturity of the investments owned by the money market fund is approximately two months.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value Measurements

The Company applies ASC 820 with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s Consolidated Financial Statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company adopted the aspects of ASC 820 relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective April 1, 2009. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1 Quoted market prices in active markets for identical assets or liabilities;

Level 2 Observable inputs other than those included in Level 1 (for example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets); and

Level 3 Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2010 and March 31, 2009:

		Quoted Prices	Significant
		in Active	Other
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$84,611	$84,611	$—	$—
Restricted cash	2,339	2,339	—	—
Marketable securities(1)	7,158	—	—	7,158
ARS put option rights(2)	548	—	—	548

	$94,656	$86,950	$—	$7,706

		Quoted Prices	Significant
		in Active	Other
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$70,180	$70,180	$—	$—
Restricted cash	1,303	1,303	—	—
Marketable securities(1)	7,395	—	—	7,395
ARS put option rights(3)	468	—	—	468

	$79,346	$71,483	$—	$7,863

(1)	Marketable securities consist of ARS

(2)	ARS put option rights are included on the accompanying Consolidated Balance Sheets in other current assets as of March 31, 2010.

(3)	ARS put option rights are included on the accompanying Consolidated Balance Sheets in other assets as of March 31, 2009.

The fair value of the Company’s ARS, including the Company’s ARS put option rights, has been estimated by management based on its assumptions of what market participants would use in pricing the asset in a current transaction, or Level 3 — unobservable inputs, in accordance with ASC 820, and represents $7,706 and $7,863 or

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.1% and 9.9%, of total financial assets measured at fair value in accordance with ASC 820 at March 31, 2010 and 2009, respectively. Management used a model to estimate the fair value of these securities that included certain Level 2 inputs as well as assumptions, such as a liquidity discount and credit rating of the issuers, based on management’s judgment, which are highly subjective and therefore considered Level 3 inputs in the fair value hierarchy. The estimate of the fair value of the ARS could change based on market conditions. For additional information on cash and cash equivalents, restricted cash or marketable securities, see Note 2.

The following table presents activity in the Company’s assets measured at fair value using significant unobservable inputs (Level 3), as defined by ASC 820, as of and for the year ended March 31, 2010:

Balance at March 31, 2009	$7,863
Transfer in/(out) of Level 3	—
Proceeds from sale (at par)	(425)
Recognized gain	268

Balance at March 31, 2010	$7,706

To determine the estimated fair values of the ARS at March 31, 2010 and 2009, factors including credit quality, assumptions about the likelihood of redemption, observable market data such as yields or spreads of fixed rate municipal bonds and other trading instruments issued by the same or comparable issuers, were considered. The Company has valued the ARS as the approximate midpoint between various fair values, measured as the difference between the par value of the ARS and the fair value of the securities, discounted by the credit risk of the broker and other factors such as the Company’s historical experience to sell ARS at par.

Interest income related to cash and cash equivalents and marketable securities for each of the three years ended March 31, 2010 is as follows:

	Year Ended March 31,
	2010	2009	2008

Interest Income	$226	$1,203	$2,661

5.	Business Combinations

On May 20, 2008, the Company acquired HSI, a full-service healthcare RCM company, and on October 28, 2008, the Company acquired PMP, a full-service healthcare RCM company. The Company accounted for these acquisitions as a business combination using the purchase method of accounting. The purchase price was allocated to HSI and PMP’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisitions dates. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value.

During fiscal year 2010, the Company paid $3,000 in cash and issued stock options with a fair value of $433 as part of a contingent earn-out agreement relating to the acquisition of PMP. The additional consideration was recorded as an increase to goodwill. See Note 6.

Acquisition of Sphere

On August 12, 2009, the Company acquired certain assets of Sphere. The Company accounted for this acquisition as a purchase business combination as defined in ASC 805. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price totaled $1,374, including contingent consideration payable over a five year period, consisting of maintenance revenue and license fee payments, estimated at approximately $1,074 based on the probability of achieving certain business milestones, but which in no event shall exceed $2,500. The total purchase price for Sphere is as follows:

Cash paid	$300
Contingent consideration	1,074

Total purchase price	$1,374

In connection with the acquisition, the Company recorded $275 of intangible assets related to customer relationships and software technology and $1,020 of goodwill. The Company is amortizing the customer relationships intangible asset over 4 years and the software technology over 3 years.

The following table summarizes the final allocation of the purchase price:

August 12,
2009

Fair value of the net tangible assets acquired and liabilities assumed:
Current assets (consisting of accounts receivable only)	$158
Current liabilities, including long-term debt due within one year	(79)

Total tangible assets acquired and liabilities assumed	79
Fair value of identifiable intangible assets acquired:
Customer relationships	156
Software technology	119
Goodwill (including assembled workforce of $84)	1,020

Total identifiable intangible assets acquired	1,295

Total purchase price	$1,374

The pro forma effects of this acquisition would not have been material to the Company’s results of operations for the year ended March 31, 2010 and is therefore not presented.

Acquisition of Opus

On February 10, 2010, the Company acquired Opus. The Company accounted for this acquisition as a purchase business combination as defined in ASC 805. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value.

The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method as well as the relief from royalty method approach.

Key assumptions used to determine the fair value of tangible and intangible assets acquired were (a) expected cash flow period of 5 to 10 years; (b) a weighted average cost of capital discount rate ranging from 24% to 26%, calculated using the capital asset pricing model, the build-up and IRR methodologies; and (c) a risk free rate of 4.5%, which is based on the rates of long-term treasury securities.

The Company recognized approximately $200 of acquisition and integration related costs that were expensed in the year ended March 31, 2010.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price totaled $20,581, including approximately $11,516 in contingent consideration based primarily on Opus achieving certain EBITDA and strategic goal targets. The total purchase price for Opus is as follows:

Cash paid	$250
Common stock issued at fair value	8,815
Contingent consideration	11,516

Total purchase price	$20,581

In connection with the acquisition, the Company recorded $13,250 of intangible assets related to customer relationships and software technology and $13,005 of goodwill. The Company is amortizing the customer relationships intangible asset over 4 years and the software technology over 8 years.

The following table summarizes the final allocation of the purchase price:

February 10,
2010

Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$2,036
Current assets (including accounts receivable of $1,753)	3,435
Equipment and improvements and other long-term assets	483
Accounts payable and accrued liabilities	(7,678)
Deferred revenues	(3,950)

Total tangible assets acquired and liabilities assumed	(5,674)
Fair value of identifiable intangible assets acquired:
Customer relationships	1,250
Software technology	12,000
Goodwill (including assembled workforce of $1,000)	13,005

Total identifiable intangible assets acquired	26,255

Total purchase price	$20,581

The pro forma effects of this acquisition would not have been material to the Company’s results of operations for the year ended March 31, 2010 and is therefore not presented.

6.	Goodwill

In accordance with ASC 350-20, the Company does not amortize goodwill as the goodwill has been determined to have an indefinite useful life.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill consists of the following:

	Balance at		Balance at
	March 31,	Additions to	March 31,
	2009	Goodwill	2010

NextGen Division
Opus Healthcare Solutions, Inc.	$—	$13,005	$13,005
NextGen Sphere, LLC	—	1,020	1,020
NextGen Healthcare Information Systems, Inc.	1,840	—	1,840

Total NextGen Division goodwill	1,840	14,025	15,865
Practice Solutions Division
Practice Management Partners, Inc.	16,052	3,433	19,485
Healthcare Strategic Initiatives	10,839	—	10,839

Total Practice Solutions Division goodwill	26,891	3,433	30,324

Total goodwill	$28,731	$17,458	$46,189

7.	Intangible Assets

The Company had the following intangible assets, other than capitalized software development costs, with determinable lives as of March 31, 2010:

	Customer	Trade	Software
	Relationships	Name	Technology	Total

Gross carrying amount	$10,206	$637	$12,119	$22,962
Accumulated amortization	(2,357)	(269)	(191)	(2,817)

Net intangible assets	$7,849	$368	$11,928	$20,145

Aggregate amortization expense during the year	$1,434	$158	$191	$1,783

Activity related to the intangible assets for the year ended March 31, 2010 is as follows:

	Customer	Trade	Software
	Relationships	Name	Technology	Total

Balance as of April 1, 2009	$7,877	$526	$—	$8,403
Acquisition	1,406	—	12,119	13,525
Amortization	(1,434)	(158)	(191)	(1,783)

Balance as of March 31, 2010	$7,849	$368	$11,928	$20,145

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of March 31, 2010:

For the year ended March 31,
2011	$3,255
2012	3,320
2013	3,184
2014	3,055
2015 and beyond	7,331

Total	$20,145

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Capitalized Software Costs

As of March 31, 2010 and 2009, the Company had the following amounts related to capitalized software costs:

	March 31,	March 31,
	2010	2009

Gross carrying amount	$41,429	$33,508
Accumulated amortization	(29,883)	(23,956)

Net capitalized software costs	$11,546	$9,552

Aggregate amortization expense during the year	$5,927	$5,163

Activity related to net capitalized software costs for the years ended March 31, 2010 and 2009 is as follows:

	Year Ended March 31,
	2010	2009

Beginning of the year	$9,552	$8,852
Capitalization	7,921	5,863
Amortization	(5,927)	(5,163)

End of the year	$11,546	$9,552

The following table represents the remaining estimated amortization of capitalized software costs as of March 31, 2010:

For the year ended March 31,
2011	$5,729
2012	3,783
2013	1,768
2014	266
2015 and beyond	—

Total	$11,546

9.	Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered as of the end of the fiscal year. Undelivered maintenance and services are included on the accompanying Consolidated Balance Sheets as part of the deferred revenue balance.

	March 31,	March 31,
	2010	2009

Accounts receivable, excluding undelivered software, maintenance and services	$72,500	$64,003
Undeliverable software, maintenance and implementation services billed in advance, included in deferred revenue	39,447	29,944

Accounts receivable, gross	111,947	93,947
Allowance for doubtful accounts	(4,489)	(3,877)

Accounts receivable, net	$107,458	$90,070

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories are summarized as follows:

	March 31,	March 31,
	2010	2009

Computer systems and components, net of reserve for obsolescence of $237 and $210, respectively	$1,322	$1,105
Miscellaneous parts and supplies	18	20

Inventories, net	$1,340	$1,125

Equipment and improvements are summarized as follows:

	March 31,	March 31,
	2010	2009

Computer and electronic test equipment	$18,599	$15,384
Furniture and fixtures	5,136	3,520
Leasehold improvements	1,969	1,595

	25,704	20,499
Accumulated depreciation and amortization	(17,272)	(13,743)

Equipment and improvements, net	$8,432	$6,756

Accrued compensation and related benefits are summarized as follows:

	March 31,	March 31,
	2010	2009

Payroll, bonus and commission	$4,185	$5,768
Vacation	4,766	3,743

Accrued compensation and related benefits	$8,951	$9,511

Short and long-term deferred revenue are summarized as follows:

	March 31,	March 31,
	2010	2009

Maintenance	$13,242	$8,776
Implementation services	38,137	28,631
Annual license services	8,214	7,988
Undelivered software and other	4,516	2,189

Deferred revenue	$64,109	$47,584

Deferred revenue, net of current	$474	$521

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current liabilities are summarized as follows:

	March 31,	March 31,
	2010	2009

Contingent consideration related to acquisition	$5,275	$—
Care services liabilities	2,336	1,303
Accrued EDI expense	2,000	1,258
Customer deposits	1,036	674
Accrued royalties	926	933
Deferred rent	641	782
Self insurance reserve	516	—
Sales tax payable	506	602
Commission payable	468	385
Professional services	391	409
Other accrued expenses	2,125	2,542

Other accrued liabilities	$16,220	$8,888

10.	Other Income (Expense)

Other income (expense) of $268 for the year ended March 31, 2010 consists predominantly of gains and losses in fair value recorded on the Company’s ARS investments as well as on its ARS put option rights. For the year ended March 31, 2010, the Company recognized a gain on the ARS of approximately $188 and a gain on the ARS put option rights of approximately $80. See Note 2.

11.	Income Taxes

During the years ended March 31, 2010, 2009 and 2008, the Company claimed federal research and development tax credits of $605, $859 and $779, respectively, and state research and development tax credits of approximately $129, $166 and $113, respectively. Due to the expiration of the Internal Revenue Service (“IRS”) statute related to research and development credits on December 31, 2009, the Company’s research and development credits for the year ended March 31, 2010 represent credits for the nine-month period from April 1, 2009 through December 31, 2009. The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code (“IRC”) for $4,133, $2,747 and $3,069 during the years ended March 31, 2010, 2009 and 2008, respectively. The research and development credits and the qualified production activities income deduction taken by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provisions.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes consists of the following components:

	Year Ended March 31,
	2010	2009	2008

Current:
Federal taxes	$23,750	$18,818	$18,120
State taxes	5,043	4,992	4,348

	28,793	23,810	22,468

Deferred:
Federal taxes	(768)	2,802	333
State taxes	(186)	596	124

	(954)	3,398	457

Total	$27,839	$27,208	$22,925

The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

	Year Ended March 31,
	2010	2009	2008

Current:
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	4.3	5.2	4.8
Research and development tax credits	(0.9)	(1.3)	(1.3)
Qualified production activities income deduction	(2.0)	(1.4)	(1.8)
Other	0.1	(0.4)	(0.3)

Effective income tax rate	36.5%	37.1%	36.4%

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax assets (liabilities) in the accompanying Consolidated Balance Sheets consist of the following:

	March 31,	March 31,
	2010	2009

Deferred tax assets:
Deferred revenue and allowance for doubtful accounts	$5,577	$3,271
Inventory valuation	115	100
Purchased in-process research and development	601	912
Accrued compensation and benefits	2,325	1,955
Deferred compensation	783	789
State income taxes	640	185
Compensatory stock option expense	252	125
Other	125	779

Total deferred tax assets	10,418	8,116

Deferred tax liabilities:
Accelerated depreciation	(1,529)	(1,114)
Capitalized software	(4,806)	(4,126)
Intangibles assets	(6,938)	(1,412)
Prepaid expense	(2,326)	(2,036)

Total deferred tax liabilities	(15,599)	(8,688)

Deferred tax assets (liabilities), net	$(5,181)	$(572)

The deferred tax assets and liabilities have been shown net in the accompanying Consolidated Balance Sheets based on the long-term or short-term nature of the items that give rise to the deferred amount. No valuation allowance has been made against the deferred tax assets as management expects to receive the full benefit of the assets recorded.

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded in income taxes payable in the Company’s Consolidated Balance Sheet, is as follows:

Balance at March 31, 2008	$613
Additions for prior year tax positions	15
Reductions for prior year tax positions	(561)

Balance at March 31, 2009	$67
Additions for prior year tax positions	598
Reductions for prior year tax positions	(9)

Balance at March 31, 2010	$656

The total amount of unrecognized tax benefit that, if recognized, would decrease the income tax provision is $656.

The Company’s continuing practice is to recognize estimated interest and/or penalties related to income tax matters in general and administrative expenses. The Company had approximately $59 and $12 of accrued interest related to income tax matters at March 31, 2010 and 2009, respectively. No penalties were accrued.

The Company’s income tax returns filed for tax years 2006 through 2008 and 2005 through 2008 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently not under examination by the IRS or any state income tax authority. The Company does not anticipate that total unrecognized

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

12.	Employee Benefit Plans

The Company has a 401(k) plan available to substantially all of its employees. Participating employees may defer up to the IRS limit based on the IRC per year. The annual contribution is determined by a formula set by the Company’s Board of Directors and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $371, $357 and $317 were made by the Company to the 401(k) plan for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

The Company has a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify for inclusion. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee’s deferrals together with earnings thereon are accrued as part of the long-term liabilities of the Company. Investment decisions are made by each participating employee from a family of mutual funds. Deferred compensation liability was $1,883 and $1,838 at March 31, 2010 and 2009, respectively. To offset this liability, the Company has purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The Company intends to hold the life insurance policy until the death of the plan participant. The net cash surrender value of the life insurance policies for deferred compensation was $2,670 and $1,715 at March 31, 2010 and 2009, respectively. The values of the life insurance policies and the related Company obligation are included on the accompanying Consolidated Balance Sheets in long-term other assets and long-term deferred compensation, respectively. The Company made contributions of $48, $29 and $29 to the Deferral Plan for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

The Company has a voluntary employee stock contribution plan for the benefit of full-time employees. The plan is designed to allow qualified employees to acquire shares of the Company’s common stock through automatic payroll deduction. Each eligible employee may authorize the withholding of up to 10% of his or her gross payroll each pay period to be used to purchase shares on the open market by a broker designated by the Company. In addition, the Company will match 5% of each employee’s contribution and will pay all brokerage commissions and fees in connection with each purchase. The amount of the Company match is discretionary and subject to change. The plan is not intended to be an employee benefit plan under the Employee Retirement Income Security Act of 1974, and is therefore not required to comply with that Act. Contributions of approximately $35, $14 and $28 were made by the Company for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

13.	Share-Based Awards

Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of March 31, 2010, there were 301,462 outstanding options related to this Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of Common Stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. At March 31, 2010, 1,771,185 shares were available for future grant under the 2005 Plan. As of March 31, 2010, there were 570,501 outstanding options related to this Plan.

A summary of stock option transactions during the years ended March 31, 2010, 2009 and 2008 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Number of Shares	Price	Life	(In thousands)

Outstanding, March 31, 2007	1,461,950	$18.46
Granted	225,500	$38.78
Exercised	(325,266)	$14.64		$4,955
Forfeited/Canceled	(58,450)	$21.12

Outstanding, March 31, 2008	1,303,734	$22.81
Granted	298,331	$38.71
Exercised	(697,083)	$17.96		$17,182
Forfeited/Canceled	(84,900)	$25.93

Outstanding, March 31, 2009	820,082	$32.39	3.63
Granted	289,484	$58.44	7.75
Exercised	(237,603)	$24.64	2.49	$8,254
Forfeited/Canceled	—

Outstanding, March 31, 2010	871,963	$43.15	4.51	$15,945

Vested and expected to vest, March 31, 2010	861,701	$43.10	4.50	$15,806

Exercisable, March 31, 2010	261,127	$31.92	2.49	$7,708

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation after the adoption of ASC 718 with the following assumptions:

Year Ended March 31,
	2010	2009	2008

Expected life	4.42 - 4.75 years	4.01 years	3.75 - 4.01 years
Expected volatility	45.49% - 47.65%	42.00% - 46.70%	42.37% - 44.81%
Expected dividends	1.90% - 2.20%	2.90% - 3.50%	2.67% - 3.38%
Risk-free rate	0.82% - 2.41%	1.07% - 3.40%	2.46% - 5.09%

During the years ended March 31, 2010 and 2009, 289,484 and 298,331 options were granted, respectively, under the 2005 Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 1.7% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The weighted average grant date fair value of stock options granted during the years ended March 31, 2010, 2009 and 2008 was $19.30, $11.22 and $12.41 per share, respectively. The expected dividend yield is the average dividend rate during a period equal to the expected life of the option.

On February 16, 2010, the Board of Directors granted a total of 121,059 options under the Company’s 2005 Plan to selected employees at an exercise price equal to the market price of the Company’s common stock on the date of grant ($56.95 per share). Of the total options, 118,059 options vest in five equal annual installments beginning February 16, 2011 and expire on February 16, 2018 and 3,000 options vest in two equal annual installments beginning February 16, 2011 and expire on February 16, 2013.

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

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Performance-Based Awards

On May 27, 2009, the Board of Directors approved its fiscal 2010 equity incentive program for employees to be awarded options to purchase the Company’s common stock. The maximum number of options available under the equity incentive program plan is 320,000, of which 105,000 are reserved for the Company’s Named Executive Officers and 215,000 for non-executive employees of the Company. Under the program, executives are eligible to receive options based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2010 and for one executive, a portion of the options is based on retention of employment status through the end of fiscal 2010. Under the program, the non-executive employees are eligible to receive options based on recommendation of senior management. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years, vesting in five equal annual installments commencing one year following the date of grant. Compensation expense for the non-executive options will commence when granted. Compensation expense associated with the executive performance based awards are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and the recorded stock compensation expense related to the executive performance awards was approximately $35 during the year ended March 31, 2010.

The following assumptions were utilized for performance based awards under the Company’s 2010 incentive plan during the year ended March 31, 2010:

Year Ended
March 31, 2010

Expected life	4.42 years
Expected volatility	45.49%
Expected dividends	2.20%
Risk-free rate	2.32%

Non-vested stock option award activity, including employee stock options and performance-based awards, for the year ended March 31, 2010, is summarized as follows:

		Weighted
	Non-Vested	Average
	Number of	Fair Value
	Shares	Price

Outstanding, April 1, 2009	465,345	$11.74
Granted	289,484	$19.30
Vested	(143,993)	$12.03
Forfeited/Canceled	—

Outstanding, March 31, 2010	610,836	$15.26

As of March 31, 2010, $7,995 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 5.38 years. This amount does not include the cost of new options

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during years ended March 31, 2010, 2009 and 2008 was $1,732, $3,236 and $1,345, respectively.

Restricted Stock Units

On May 27, 2009, the Board of Directors approved its Outside Director Compensation Plan, whereby each non-employee Director is to be awarded shares of restricted stock units upon election or re-election to the Board. The restricted stock units are awarded under the 2005 Plan. Such restricted units vest in two equal, annual installments on the first and second anniversaries of the grant date and are nontransferable for one year following vesting. Upon each vesting of the award, two shares of common stock shall be issued for each restricted stock unit. The Company estimated the fair value of the restricted stock units using the market price of its common stock on the date of the grant ($53.86 per share on August 13, 2009, the grant date). The fair value of these restricted units is amortized on a straight-line basis over the vesting period. As of March 31, 2010, 8,000 restricted units were issued and approximately $136 of compensation expense was recorded under this Plan during the year ended March 31, 2010.

As of March 31, 2010, $295 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted average period of 1.37 years. This amount does not include the cost of new restricted stock units that may be granted in future periods or any changes in the Company’s forfeiture percentage. During the year ended March 31, 2010, no restricted stock units became vested.

14.	Commitments, Guarantees and Contingencies

Rental Commitments

The Company leases facilities and offices under irrevocable operating lease agreements expiring at various dates through May 2017 with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2010, 2009 and 2008 was $4,264, $3,560 and $2,737, respectively. Rental commitments under these agreements are as follows:

Year Ended March 31,
2011	$4,413
2012	4,565
2013	4,577
2014	3,963
2015 and beyond	7,215

$24,733

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

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s standard sales agreements in the NextGen Division contain an indemnification provision pursuant to which it shall indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, any copyright or other intellectual property infringement claim by any third party with respect to its software. The QSI Dental Division arrangements occasionally utilize this type of language as well. As the Company has not incurred any significant costs to defend lawsuits or settle claims related to these indemnification agreements, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnification obligations.

The Company has entered into marketing assistance agreements with existing users of the Company’s products which provide the opportunity for those users to earn commissions if they host specific site visits upon the Company’s request for prospective customers that directly result in a purchase of the Company’s software by the visiting prospects. Amounts earned by existing users under this program are treated as a selling expense in the period when earned.

Litigation

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

15.	Operating Segment Information

The Company has prepared operating segment information in accordance with ASC 280 to report components that are evaluated regularly by its chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

As a result of certain organizational changes, the composition of the Company’s NextGen Division was revised to exclude the former NextGen Practice Solutions unit and the Company’s RCM entities (HSI and PMP), both of which are now administered and aggregated in the Company’s Practice Solutions Division. Following the reorganization, the Company now operates three reportable operating segments (not including Corporate), comprised of the NextGen Division, the QSI Dental Division and the Practice Solutions Division.

Prior period segment results were revised to reflect this reorganization for the Company’s NextGen Division and Practice Solution Division. The results of operations related to the HSI and PMP acquisitions are included in the Practice Solutions Division. The results of operations related to the Opus and Sphere acquisitions are included in the NextGen Division.

The QSI Dental Division, co-located with the Company’s Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize the Division’s UNIX based medical practice management software product.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia and Austin, Texas, focuses principally on developing and marketing products and services for medical practices.

The Practice Solutions Division, with locations in St. Louis, Missouri and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services, primarily billing and collection services for medical practices. This Division combines a web-delivered SaaS model and the NextGenepm software platform to execute its service offerings.

The three Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing and branding. The three Divisions share the resources of the Company’s “corporate office” which includes a variety of accounting and other administrative functions. Additionally, there are a small but growing number of clients who are simultaneously utilizing software or services from more than one of its three Divisions.

The accounting policies of the Company’s operating segments are the same as those described in Note 2 of the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management. Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

Operating segment data is as follows:

	March 31,	March 31,	March 31,
	2010	2009	2008

Revenue:
QSI Dental Division	$17,128	$15,851	$16,037
NextGen Division	231,621	203,954	170,463
Practice Solutions Division	43,062	25,710	—

Consolidated revenue	$291,811	$245,515	$186,500

Operating income:
QSI Dental Division	$3,460	$3,385	$3,662
NextGen Division	88,108	81,323	66,558
Practice Solutions Division	2,314	2,455	—
Unallocated corporate expense	(18,158)	(14,760)	(10,831)

Consolidated operating income	$75,724	$72,403	$59,389

All of the recorded goodwill at March 31, 2010 relates to the Company’s NextGen Division and Practice Solutions Division. As a result of the reorganization discussed above, the goodwill relating to the fiscal year 2009 acquisitions of HSI and PMP is now recorded in the Practice Solutions Division. The goodwill relating to the acquisitions of Opus and Sphere is recorded in the NextGen Division.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Subsequent Events

On May 26, 2010, the Board of Directors approved a quarterly cash dividend of $0.30 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of June 17, 2010 with an expected distribution date on or about July 6, 2010.

17.	Selected Quarterly Operating Results (unaudited)

The following table presents quarterly unaudited consolidated financial information for the eight quarters in the period ended March 31, 2010. Such information is presented on the same basis as the annual information presented in the accompanying Consolidated Financial Statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.

	Quarter Ended
	06/30/08	09/30/08	12/31/08	03/31/09	06/30/09	09/30/09	12/31/09	03/31/10
	(Unaudited)

Revenues:
Software, hardware and supplies	$21,369	$21,297	$22,336	$20,384	$17,776	$22,856	$24,346	$24,783
Implementation and training services	3,585	3,486	2,675	3,629	3,457	3,380	3,313	4,226

System sales	24,954	24,783	25,011	24,013	21,233	26,236	27,659	29,009
Maintenance	17,136	17,234	19,152	19,340	21,640	21,475	22,139	23,938
Electronic data interchange services	6,670	6,985	8,008	7,859	8,161	8,796	8,897	9,181
Revenue cycle management and related services	1,957	4,527	6,835	8,112	8,992	8,888	9,602	9,183
Other services	4,507	5,452	6,473	6,507	6,612	6,303	6,665	7,202

Maintenance, EDI, RCM and other services	30,270	34,198	40,468	41,818	45,405	45,462	47,303	49,504

Total revenues	55,224	58,981	65,479	65,831	66,638	71,698	74,962	78,513

Cost of revenue:
Software, hardware and supplies	3,486	3,395	3,030	3,273	2,704	3,737	2,810	2,864
Implementation and training services	3,015	2,626	2,143	2,502	2,881	3,296	2,898	2,908

Total cost of system sales	6,501	6,021	5,173	5,775	5,585	7,033	5,708	5,772
Maintenance	3,082	2,947	2,826	3,004	3,025	3,255	3,392	3,667
Electronic data interchange services	4,891	5,256	5,541	5,686	5,890	6,164	6,525	6,683
Revenue cycle management and related services	1,305	3,132	4,475	5,762	6,522	6,856	7,124	7,213
Other services	3,448	3,866	5,085	5,114	4,867	5,003	5,560	4,963

Total cost of maintenance, EDI, RCM and other services	12,726	15,201	17,927	19,566	20,304	21,278	22,601	22,526

Total cost of revenue	19,227	21,222	23,100	25,341	25,889	28,311	28,309	28,298

Gross profit	35,997	37,759	42,379	40,490	40,749	43,387	46,653	50,215

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	06/30/08	09/30/08	12/31/08	03/31/09	06/30/09	09/30/09	12/31/09	03/31/10
	(Unaudited)

Operating expenses:
Selling, general and administrative	15,182	18,000	18,276	17,952	20,093	20,061	21,574	25,223
Research and development costs	3,119	3,342	3,624	3,692	3,977	4,346	3,954	4,269
Amortization of acquired intangible assets	70	283	325	357	357	367	377	682

Total operating expenses	18,371	21,625	22,225	22,001	24,427	24,774	25,905	30,174

Income from operations	17,626	16,134	20,154	18,489	16,322	18,613	20,748	20,041
Interest income	374	340	328	161	78	59	43	46
Other income	—	—	—	(279)	58	—	136	74

Income before provision for income taxes	18,000	16,474	20,482	18,371	16,458	18,672	20,927	20,161
Provision for income taxes	6,886	5,975	7,332	7,015	6,112	6,852	7,775	7,100

Net income	$11,114	$10,499	$13,150	$11,356	$10,346	$11,820	$13,152	$13,061

Net income per share:
Basic*	$0.40	$0.38	$0.46	$0.40	$0.36	$0.41	$0.46	$0.45
Diluted*	$0.40	$0.37	$0.46	$0.40	$0.36	$0.41	$0.46	$0.45
Weighted average shares outstanding:
Basic	27,465	27,930	28,340	28,393	28,492	28,597	28,667	28,784
Diluted	27,771	28,211	28,473	28,526	28,635	28,742	28,833	28,929
Dividends declared per common share	$0.25	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30

*	Quarterly EPS will not sum to annual EPS due to rounding

Schedule II — Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions		Balance at
	Beginning of	Charged to Costs		End of
	Year	and Expenses	Deductions	Year
	(In thousands)

For the Year Ended
March 31, 2010	$3,877	$3,465	$(2,853)	$4,489
March 31, 2009	$2,528	$2,089	$(740)	$3,877
March 31, 2008	$2,438	$1,171	$(1,081)	$2,528

ALLOWANCE FOR INVENTORY OBSOLESCENCE

	Balance at	Additions		Balance at
	Beginning of	Charged to Costs		End of
	Year	and Expenses	Deductions	Year
	(In thousands)

For the Year Ended
March 31, 2010	$210	$27	$—	$237
March 31, 2009	$223	$—	$(13)	$210
March 31, 2008	$324	$52	$(153)	$223

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Exhibit
Number	Description

10.36	Agreement and Plan of Merger dated February 10, 2010, by and among Quality Systems, Inc., OHS Merger Sub, Inc., Opus Healthcare Solutions, Inc., and the Shareholders of Opus Healthcare Solutions, Inc.
10.37	Sixth Amendment to Lease Agreement between the Company and Tower Place, L.P. dated April 1, 2010.
10.38	Third Amendment to Office Lease agreement between the Company and HUB Properties LLC dated January 1, 2010.
10.39	Fourth Amendment to Office Lease agreement between the Company and HUB Properties LLC dated March 17, 2010.
10.40	Third Amendment to Service Center Lease Agreement between the TM Properties, LLC, successor to the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated March 15, 2010.
10.41	Second Amendment to Lease Agreement between Hill Management Services, Inc. and Practice Management Partners, Inc., dated November 1, 2009.
10.42	Modification of Lease #1 between Olen Commercial Realty Corp. and NXG Acute Care LLC, dated October 13, 2009.
10.43	Lease between Olen Commercial Realty Corp. and NXG Acurate Care LLC, dated October 1, 2009.
10.44	Sublease Agreement between Centex Homes and Opus Healthcare Solutions, Inc., dated February , 2009.
21	List of subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
23.2	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP.
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.