Form 10-Q
period 2010-06-30
QUALITY SYSTEMS INC
filed 2010-08-03
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-12537
QUALITY SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

California	95-2888568
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

18111 Von Karman Avenue, Suite 600, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 255-2600
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.   Yes   ☑   No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☑   No   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date. 28,911,098 shares of Common Stock, $0.01 par value, outstanding as of July 29, 2010

QUALITY SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

PART I
CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$93,208	$84,611
Restricted cash	2,253	2,339
Marketable securities	7,700	7,158
Accounts receivable, net	111,532	107,458
Inventories, net	1,393	1,340
Income taxes receivable	—	2,953
Deferred income taxes, net	5,479	5,678
Other current assets	7,950	8,684

Total current assets	229,515	220,221

Equipment and improvements, net	8,348	8,432
Capitalized software costs, net	12,422	11,546
Intangibles, net	19,380	20,145
Goodwill	46,189	46,189
Other assets	3,970	3,647

Total assets	$319,824	$310,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,523	$3,342
Deferred revenue	63,565	64,109
Accrued compensation and related benefits	7,596	8,951
Income taxes payable	3,843	—
Dividends payable	8,673	8,664
Other current liabilities	16,941	16,220

Total current liabilities	105,141	101,286

Deferred revenue, net of current	804	474
Deferred income taxes, net	10,398	10,859
Deferred compensation	1,954	1,883
Other noncurrent liabilities	7,436	7,389

Total liabilities	125,733	121,891

Commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock
$0.01 par value; authorized 50,000 shares; issued and outstanding 28,911 and 28,879 shares at June 30, 2010 and March 31, 2010, respectively	289	289
Additional paid-in capital	124,655	122,271
Retained earnings	69,147	65,729

Total shareholders’ equity	194,091	188,289

Total liabilities and shareholders’ equity	$319,824	$310,180

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
Revenues:
Software, hardware and supplies	$24,756	$17,776
Implementation and training services	4,308	3,457

System sales	29,064	21,233
Maintenance	25,536	21,640
Electronic data interchange services	9,764	8,161
Revenue cycle management and related services	10,772	8,992
Other services	7,791	6,612

Maintenance, EDI, RCM and other services	53,863	45,405

Total revenues	82,927	66,638

Cost of revenue:
Software, hardware and supplies	6,212	2,704
Implementation and training services	2,990	2,881

Total cost of system sales	9,202	5,585
Maintenance	3,454	3,025
Electronic data interchange services	6,709	5,890
Revenue cycle management and related services	8,145	6,522
Other services	4,349	4,867

Total cost of maintenance, EDI, RCM and other services	22,657	20,304

Total cost of revenue	31,859	25,889

Gross profit	51,068	40,749

Operating expenses:
Selling, general and administrative	26,238	20,093
Research and development costs	5,456	3,977
Amortization of acquired intangible assets	347	357

Total operating expenses	32,041	24,427

Income from operations	19,027	16,322
Interest income	60	78
Other income (expense)	(6)	58

Income before provision for income taxes	19,081	16,458
Provision for income taxes	6,989	6,112

Net income	$12,092	$10,346

Net income per share:
Basic	$0.42	$0.36
Diluted	$0.42	$0.36
Weighted-average shares outstanding:
Basic	28,896	28,492
Diluted	29,057	28,635
Dividends declared per common share	$0.30	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$12,092	$10,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	962	886
Amortization of capitalized software costs	1,669	1,440
Amortization of other intangibles	765	357
Provision for bad debts	850	852
Share-based compensation	1,065	462
Deferred income tax benefit	(262)	(514)
Tax benefit associated with stock options	175	797
Excess tax benefit from share-based compensation	(175)	(797)
Changes in assets and liabilities:
Accounts receivable	(4,924)	(3,212)
Inventories	(53)	(26)
Income taxes receivable	2,953	4,534
Other current assets	278	788
Other assets	(323)	292
Accounts payable	1,181	(751)
Deferred revenue	(214)	(1,476)
Accrued compensation and related benefits	(1,355)	(1,059)
Income taxes payable	3,843	—
Other current liabilities	721	2,345
Deferred compensation	71	250
Other noncurrent liabilities	47	—

Net cash provided by operating activities	19,366	15,514

Cash flows from investing activities:
Additions to capitalized software costs	(2,545)	(1,420)
Additions to equipment and improvements	(878)	(1,669)

Net cash used in investing activities	(3,423)	(3,089)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	175	797
Proceeds from exercise of stock options	1,144	2,554
Dividends paid	(8,665)	(8,532)

Net cash used in financing activities	(7,346)	(5,181)

Net increase in cash and cash equivalents	8,597	7,244
Cash and cash equivalents at beginning of period	84,611	70,180

Cash and cash equivalents at end of period	$93,208	$77,424

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$276	$1,278

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements as of June 30, 2010 and for the three months ended June 30, 2010 and 2009, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Amounts related to disclosures of March 31, 2010 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems (“NextGen”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”), Practice Management Partners, Inc. (“PMP”), NextGen Sphere, LLC (“Sphere”), and Opus Healthcare Solutions, Inc. (“Opus”). All significant intercompany accounts and transactions have been eliminated.
Business Segments. The Company has prepared operating segment information in accordance with FASB ASC Topic 280, Segment Reporting, or ASC 280, which requires that companies disclose “operating segments” based on the manner in which management disaggregates the Company’s operations for making internal operating decisions. See Note 12.
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with GAAP.
Certain prior period amounts have been reclassified to conform with fiscal year 2011 presentation.
References to dollar amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
Revenue Recognition. The Company recognizes revenue for system sales pursuant to FASB ASC Topic 985-605, Software, Revenue Recognition, or ASC 985-605. The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers, or VARs. The Company also generates revenue from sales of hardware and third party software, implementation, training, Electronic Data Interchange (“EDI”), post-contract support (maintenance), and other services, including revenue cycle management (“RCM”), performed for customers who license its products.
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
The Company has historically offered short-term rights of return in certain sales arrangements. If the Company is able to estimate returns for these types of arrangements, revenue is recognized, net of an allowance for returns, and these arrangements are recorded in the consolidated financial statements. If the Company is unable to estimate returns for these types of arrangements, revenue is not recognized in the consolidated financial statements until the rights of return expire.
Revenue related to sales arrangements that include the right to use software stored on the Company’s hardware is accounted for under FASB ASC Topic 985-605-05, Software, Revenue Recognition, Hosting Arrangements, or ASC 985-605-05, which requires that for software licenses and related implementation services to continue to fall under ASC 985-605-05, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third party. If an arrangement is not deemed to be accounted for under ASC 985-605-05, the entire arrangement is accounted for as a service contract in accordance with ASC 985-605-25. In that instance, the entire arrangement would be recognized during the period that the hosting services are being performed.
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
Revenue is divided into two categories, “system sales” and “maintenance, EDI, RCM and other services.” Revenue in the system sales category includes software license fees, third party hardware and software, and implementation and training services related to purchase of the Company’s software systems. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM services, follow on training and implementation services, annual third party license fees, hosting services and other services revenue.

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
The Company’s investments at June 30, 2010 and March 31, 2010 are in tax exempt municipal Auction Rate Securities (“ARS”), which are classified as either current or non-current marketable securities depending on the liquidity and timing of expected realization of such securities. The ARS are rated by one or more national rating agencies and have contractual terms of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days. Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. Under their respective terms, the securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities or the securities mature. In February 2008, the Company began to experience failed auctions on its ARS.
The Company’s ARS are held by UBS Financial Services Inc. (“UBS”). On November 13, 2008, the Company entered into an Auction Rate Security Rights Agreement (the “Rights Agreement”) with UBS, whereby the Company accepted UBS’s offer to purchase the Company’s ARS investments at any time during the period of June 30, 2010 through July 2, 2012. As a result, the Company had obtained an asset, ARS put option rights, whereby the Company had a right to “put” the ARS back to UBS.
Prior to signing the Rights Agreement, the Company had asserted that it had the intent and ability to hold these securities until anticipated recovery and classified its ARS as held for sale securities. By accepting the Rights Agreement, the Company could no longer assert that it has the intent to hold the auction rate securities until anticipated recovery and consequently elected to reclassify its investments in ARS as trading securities, as defined by FASB ASC Topic 320, Investments — Debt and Equity Securities, or ASC 320, on the date of Company’s acceptance of the Rights Agreement. As trading securities, the ARS were carried at fair value with changes recorded through earnings.
To determine the estimated fair values of the ARS, factors including credit quality, assumptions about the likelihood of redemption, observable market data such as yields or spreads of fixed rate municipal bonds and other trading instruments issued by the same or comparable issuers, were considered. The Company had valued the ARS as the approximate midpoint between various fair values, measured as the difference between the par value of the ARS and the fair value of the securities, discounted by the credit risk of the broker and other factors such as the Company’s historical experience to sell ARS at par.
As the Company was permitted to put the ARS back to UBS at par value, the Company accounted for the ARS put option right as a separate asset that was measured at its fair value with changes recorded through earnings. The Company had valued the ARS put option right as the approximate midpoint between various fair values, measured as the difference between the par value of the ARS and the fair value of the securities, discounted by the credit risk of the broker and other factors such as the Company’s historical experience to sell ARS at par.
On June 30, 2010, the earliest date allowable under the Rights Agreement, the Company exercised its ARS put option rights and put its ARS back to UBS. The ARS were sold and settled on July 1, 2010 at 100% of the $7,700 par value. The Company has determined that the par value of $7,700 approximates the fair value of its ARS investments and ARS put option rights on June 30, 2010.
Allowance for Doubtful Accounts. The Company provides credit terms typically ranging from thirty days to less than twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs credit evaluations of its customers and maintains reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management’s estimate of the probability of collection for certain troubled accounts. General reserves are established based on the Company’s historical experience of bad debt expense and the aging of the Company’s accounts receivable balances, net of deferred revenue and specifically reserved accounts. Accounts are written off as uncollectible only after the Company has expended extensive collection efforts.
Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the period. Undelivered maintenance and services are included as a component of deferred revenue (see also Note 4).
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
Goodwill. Goodwill is related to NextGen and the HSI, PMP, Sphere, and Opus acquisitions, which closed on May 20, 2008, October 28, 2008, August 12, 2009, and February 10, 2010, respectively (see Notes 5 and 6). In accordance with FASB ASC Topic 350-20, Intangibles — Goodwill and Other, Goodwill, or ASC 350-20, the Company tests goodwill for impairment annually at the end of its first fiscal quarter, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below and operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.
The Company has determined that NextGen, HSI, and PMP each qualify as a separate reporting unit level while Sphere and Opus are aggregated as one reporting unit at which goodwill impairment testing is performed.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each of the Company’s reporting units is based on projection of revenues, cost of services, other expenses and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The Company determines its fair value estimates using assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors.
For HSI, PMP, Sphere, and Opus, fair value was determined based upon a combination of various valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management’s 5-year forecasts, a market approach, which is based upon pricing multiples at which similar companies have been sold, and a cost approach where an analysis of assets and liabilities is performed to restate each to fair value, then determining enterprise value from the difference between current assets and current liabilities. Key assumptions used to determine the fair value of each reporting unit as the Company’s annual assessment date were: (a) expected cash flow for the period from 2011 to 2016 plus a terminal year; (b) a discount rate of 18%-25%, which is based on marketplace participant expectations; and (c) a debt-free net cash flow long-term growth rate of 4% which is based on expected levels of growth for nominal GDP and inflation.
The estimated fair value of NextGen was determined using an estimate of future cash flows over both 5 and 10 year periods and risk adjusted discount rates of between 10 and 25 percent to compute a net present value of discounted future cash flows.
An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Based on its analysis, the Company has determined that there was no impairment to its goodwill as of June 30, 2010. See also Note 6.
Intangible Assets. Intangible assets consist of capitalized software costs, customer relationships, trade names and certain intellectual property. Intangible assets related to customer relationships, trade names, and software technology arose in connection with the acquisition of HSI, PMP, Sphere, and Opus. These intangible assets were recorded at fair value and are stated net of accumulated amortization. Intangible assets are amortized over their remaining estimated useful lives, ranging from 3 to 9 years. The Company’s amortization policy for intangible assets is based on the principles in FASB ASC Topic 350-30, Intangibles — Goodwill and Other, General Intangibles Other than Goodwill, or ASC 350-30, which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.
Long-Lived Assets. The Company assesses the recoverability of long-lived assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets, or ASC 360-10. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.
Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no risk of impairment to its long-lived assets as of June 30, 2010. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets.
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
Self-Insurance Liabilities. Effective January 1, 2010, the Company became self-insured with respect to healthcare claims, subject to stop-loss limits. The Company accrues for estimated self-insurance costs and uninsured exposures based on claims filed and an estimate of claims incurred but not reported as of each balance sheet date. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimated accruals resulting from ultimate claim payments will be reflected in earnings during the periods in which such adjustments are determined. Periodically, the Company reevaluates the adequacy of the accruals by comparing amounts accrued on the balance sheets for anticipated losses to an updated actuarial loss forecasts and third party claim administrator loss estimates and makes adjustments to the accruals as needed. The self-insurance accrual is included in other current liabilities. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for the self-insurance liabilities would be directly affected.
Advertising Costs. Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs are included in selling, general and administrative expenses.
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
Share-Based Compensation. FASB ASC Topic 718 Compensation — Stock Compensation, or ASC 718, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using historical exercise experience. Volatility is estimated by using the weighted-average historical volatility of the Company’s Common Stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s consolidated statements of income.
The following table shows total stock-based compensation expense included in the consolidated statements of income for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
Costs and expenses:
Cost of revenue	$68	$13
Research and development	28	19
Selling, general and administrative	969	430

Total share-based compensation	1,065	462
Amounts capitalized in software development costs	(1)	(13)

Amounts charged against earnings, before income tax benefit	$1,064	$449
Related income tax benefit	(348)	(797)

(Increase) decrease in net income	$716	$(348)

Newly Adopted Accounting Standards
In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, or ASU 2010-06, to require additional disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The standard also clarifies existing disclosures about the level of disaggregation, valuation techniques and inputs to fair value measurements. The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures that are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 regarding Level 1 and Level 2 fair value measurements during the quarter ended June 30, 2010. As the Company did not have any transfers between Level 1 and Level 2 fair value measurement, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements. The Company does not expect the future adoption of the provisions for Level 3 reconciliation to have a significant impact on its consolidated financial statements.

Recently Issued Accounting Standards
In September 2009, the FASB reached a consensus on ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (a) VSOE or (b) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these ASUs will have on its consolidated financial statements.
3. Fair Value Measurements
The Company applies ASC 820 with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. As defined by ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company estimates fair value utilizing market data or assumptions that market participants would use in pricing the asset or liability in a current transaction, including assumptions about risk and the risks inherent in the inputs to the valuation technique. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy (with Level 1 as the highest priority):
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
Recurring Fair Value Measurements
The fair value hierarchy requires the use of observable market data when available. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2010 and March 31, 2010:

		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$93,208	$93,208	$—	$—
Restricted cash	2,253	2,253	—	—
Marketable securities (1)	7,700	—	—	7,700

	$103,161	$95,461	$—	$7,700

(1)	Marketable securities consist of ARS and ARS put option rights.

		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$84,611	$84,611	$—	$—
Restricted cash	2,339	2,339	—	—
Marketable securities (2)	7,158	—	—	7,158
ARS put option rights (3)	548	—	—	548

	$94,656	$86,950	$—	$7,706

(2)	Marketable securities consist of ARS.

(3)	ARS put option rights are included in other current assets.
On June 30, 2010, the earliest date allowable under the Rights Agreement, the Company exercised its ARS put option rights and put its ARS back to UBS. The ARS were sold and settled on July 1, 2010 at 100% of the $7,700 par value. The Company has determined that the par value of $7,700 approximates the fair value of its ARS investments and ARS put option rights on June 30, 2010. The resulting net loss for the fair value adjustment on June 30, 2010 of $6 is included in other income (expense).
The following table presents activity in the Company’s assets measured at fair value using significant unobservable inputs (Level 3), as defined by ASC 820, as of and for the three months ended June 30, 2010:

Balance at March 31, 2010	$7,706
Transfer in/(out) of Level 3	—
Proceeds from sale (at par)	—
Recognized loss	(6)

Balance at June 30, 2010	$7,700

Non-Recurring Fair Value Measurements
The Company has certain assets, including inventories, tangible fixed assets, goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. During the three months ended June 30, 2010, there were no adjustments to fair value of such assets.
Fair Value of Financial Instruments
The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. However, considerable judgment is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts. The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivables, accounts payable, and accrued liabilities. The carrying value of these assets and liabilities approximates fair value because of the short-term nature of these instruments.
4. Composition of Certain Financial Statement Captions
Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance.

	June 30, 2010	March 31, 2010
Accounts receivable, excluding undelivered software, maintenance and services	$77,936	$72,500
Undeliverable software, maintenance and implementation services billed in advance, included in deferred revenue	38,664	39,447

Accounts receivable, gross	116,600	111,947
Allowance for doubtful accounts	(5,068)	(4,489)

Accounts receivable, net	$111,532	$107,458

Inventories are summarized as follows:

	June 30, 2010	March 31, 2010
Computer systems and components, net of reserve for obsolescence of $237	$1,384	$1,322
Miscellaneous parts and supplies	9	18

Inventories, net	$1,393	$1,340

Equipment and improvements are summarized as follows:

	June 30, 2010	March 31, 2010
Computer and electronic test equipment	$19,213	$18,599
Furniture and fixtures	5,357	5,136
Leasehold improvements	2,012	1,969

	26,582	25,704
Accumulated depreciation and amortization	(18,234)	(17,272)

Equipment and improvements, net	$8,348	$8,432

Current and non-current deferred revenue are summarized as follows:

	June 30, 2010	March 31, 2010
Maintenance	$11,830	$13,242
Implementation services	41,130	38,137
Annual license services	7,293	8,214
Undelivered software and other	3,312	4,516

Deferred revenue	$63,565	$64,109

Deferred revenue, net of current	$804	$474

Accrued compensation and related benefits are summarized as follows:

	June 30, 2010	March 31, 2010
Payroll, bonus and commission	$2,542	$4,185
Vacation	5,054	4,766

Accrued compensation and related benefits	$7,596	$8,951

Other current liabilities are summarized as follows:

	June 30, 2010	March 31, 2010
Contingent consideration related to acquisition	$4,900	$5,275
Care services liabilities	2,251	2,336
Accrued EDI expense	2,065	2,000
Sales tax payable	992	506
Customer deposits	898	1,036
Accrued royalties	607	926
Commission payable	521	468
Users Group Meeting (UGM)	449	8
Deferred rent	449	641
Self insurance reserve	425	516
Professional services	384	391
Other accrued expenses	3,000	2,117

Other current liabilities	$16,941	$16,220

5. Business Combinations
On February 10, 2010, the Company acquired Opus, a provider of clinical information systems to the small hospital inpatient market, and on August 12, 2009, the Company acquired Sphere, a provider of financial information systems to the small hospital inpatient market.
The Company accounted for these acquisitions as a purchase business combination as defined in FASB ASC Topic 805, Business Combinations, or ASC 805. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value.
6. Goodwill
In accordance with ASC 350-20, the Company does not amortize goodwill as the goodwill has been determined to have an indefinite useful life.
Goodwill consists of the following:

	June 30, 2010	March 31, 2010
NextGen Division
Opus Healthcare Solutions, Inc.	$13,005	$13,005
NextGen Sphere, LLC	1,020	1,020
NextGen Healthcare Information Systems, Inc.	1,840	1,840

Total NextGen Division goodwill	15,865	15,865

Practice Solutions Division
Practice Management Partners, Inc.	19,485	19,485
Healthcare Strategic Initiatives	10,839	10,839

Total Practice Solutions Division goodwill	30,324	30,324

Total goodwill	$46,189	$46,189

7. Intangible Assets
The Company had the following intangible assets, other than capitalized software development costs, with determinable lives as of June 30, 2010:

	Customer		Software
	Relationships	Trade Name	Technology	Total
Gross carrying amount	$10,206	$637	$12,119	$22,962
Accumulated amortization	(2,664)	(309)	(609)	(3,582)

Net intangible assets	$7,542	$328	$11,510	$19,380

Activity related to the intangible assets for the quarter ended June 30, 2010 is as follows:

	Customer		Software
	Relationships	Trade Name	Technology	Total
Balance as of April 1, 2010	$7,849	$368	$11,928	$20,145
Amortization (1)	(307)	(40)	(418)	(765)

Balance as of June 30, 2010	$7,542	$328	$11,510	$19,380

(1)	Amortization of the customer relationships and trade name intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software, hardware and supplies.
The following table represents the remaining estimated amortization of intangible assets with determinable lives as of June 30, 2010:

For the year ended March 31,
2011 (remaining nine months)	$2,490
2012	3,320
2013	3,184
2014	3,055
2015 and beyond	7,331

Total	$19,380

8. Capitalized Software Costs
The Company had the following amounts related to capitalized software development costs:

	June 30, 2010	March 31, 2010
Gross carrying amount	$43,974	$41,429
Accumulated amortization	(31,552)	(29,883)

Net capitalized software costs	$12,422	$11,546

Activity related to net capitalized software costs for the quarter ended June 30, 2010 is as follows:

Balance as of April 1, 2010	$11,546
Capitalized	2,545
Amortization	(1,669)

Balance as of June 30, 2010	$12,422

The following table represents the remaining estimated amortization of capitalized software costs as of June 30, 2010:

For the year ended March 31,
2011 (remaining nine months)	$4,768
2012	4,516
2013	2,743
2014	395
2015 and beyond	—

Total	$12,422

9. Share-Based Awards
Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of June 30, 2010, there were 290,080 outstanding options related to this Plan.
In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, Restricted Stock, Unrestricted Stock, Restricted Stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of Common Stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. At June 30, 2010, 1,728,893 shares were available for future grant under the 2005 Plan. As of June 30, 2010, there were 532,447 outstanding options related to this Plan.
A summary of stock option transactions during the three months ended June 30, 2010 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life	(in thousands)
Outstanding, April 1, 2010	871,963	$43.15	4.51	$15,945
Granted	40,000	$57.16	7.93
Exercised	(32,707)	$35.01	2.67	$752
Forfeited/Canceled	(56,729)	$56.00	1.59

Outstanding, June 30, 2010	822,527	$43.27	4.33	$12,355

Vested and expected to vest, June 30, 2010	805,591	$43.12	4.30	$12,218

Exercisable, June 30, 2010	309,539	$33.14	2.31	$7,692

The Company continues to utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation after the adoption of ASC 718 with the following assumptions:

Three Months
Ended
June 30, 2010
Expected life	4.2 years
Expected volatility	44.6% - 44.7%
Expected dividends	2.1%
Risk-free rate	2.0% - 2.1%
During the three months ended June 30, 2010 and 2009, 40,000 and zero (-0-) options were granted, respectively, under the 2005 Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 2.4% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2010 was $18.36 per share. The expected dividend yield is the average dividend rate during a period equal to the expected life of the option.
On June 4, 2010, the Board of Directors granted a total of 25,000 options under the Company’s 2005 Plan to selected employees at an exercise price equal to the market price of the Company’s Common Stock on the date of grant ($56.29 per share). The options vest in five equal annual installments beginning June 4, 2011 and expire on June 4, 2018.
On June 2, 2010, the Board of Directors granted a total of 15,000 options under the Company’s 2005 Plan to a selected employee at an exercise price equal to the market price of the Company’s Common Stock on the date of grant ($58.62 per share). The options vest in five equal annual installments beginning June 2, 2011 and expire on June 2, 2018.
Performance-Based Awards
On May 26, 2010, the Board of Directors approved its fiscal 2011 equity incentive program for certain employees to be awarded options to purchase the Company’s Common Stock. The maximum number of options available under the equity incentive program plan is 280,000, of which 115,000 are reserved for the Company’s Named Executive Officers and 165,000 for non-executive employees of the Company. Under the program, executives are eligible to receive options based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2011. Under the program, the non-executive employees are eligible to receive options based on satisfying certain management established criteria and recommendations of senior management. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years, and vesting in five equal annual installments commencing one year following the date of grant.

Compensation expense associated with the performance based awards are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and recorded stock compensation expense related to the performance based awards of approximately $18 during the quarter ended June 30, 2010.
The following assumptions were utilized for performance based awards under the Company’s 2011 incentive plan:

Three Months
Ended
June 30, 2010
Expected life	4.2 years
Expected volatility	44.4%
Expected dividends	2.1%
Risk-free rate	1.8%
Non-vested stock option award activity, including employee stock options and performance-based awards, for the three months ended June 30, 2010, is summarized as follows:

		Weighted-
	Non-Vested	Average
	Number of	Fair Value
	Shares	Price
Outstanding, April 1, 2010	610,836	$15.26
Granted	40,000	$18.36
Vested	(81,119)	$11.54
Forfeited/Canceled	(56,729)	$19.13

Outstanding, June 30, 2010	512,988	$15.66

As of June 30, 2010, $6,276 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 5.54 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2010 and 2009 was $936 and $645, respectively.
Restricted Stock Units
On May 27, 2009, the Board of Directors approved its Outside Director Compensation Plan, whereby each non-employee Director is to be awarded shares of Restricted Stock units upon election or re-election to the Board. The Restricted Stock units are awarded under the 2005 Plan. Such Restricted Stock units vest in two equal, annual installments on the first and second anniversaries of the grant date and are nontransferable for one year following vesting. Upon each vesting of the award, one share of Common Stock shall be issued for each Restricted Stock unit. The weighted-average grant date fair value of $54.57 for the Restricted Stock units was estimated using the market price of its Common Stock on the grant dates of August 13, 2009 and January 27, 2010. The fair value of these Restricted Stock units is amortized on a straight-line basis over the vesting period. As of June 30, 2010, 9,146 Restricted Stock units were issued and approximately $73 of compensation expense was recorded under this Plan during the quarter ended June 30, 2010.
As of June 30, 2010, $290 of total unrecognized compensation costs related to Restricted Stock units is expected to be recognized over a weighted-average period of 1.12 years. This amount does not include the cost of new Restricted Stock units that may be granted in future periods or any changes in the Company’s forfeiture percentage. During the quarter ended June 30, 2010, no Restricted Stock units vested.
10. Income Taxes
The provision for income taxes for the three months ended June 30, 2010 was approximately $6,989 as compared to approximately $6,112 for the year ago period. The effective tax rates for the three months ended June 30, 2010 and 2009 were 36.6% and 37.1%, respectively. The provision for income taxes for the three months ended June 30, 2010 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, the qualified production activities deduction and state research and development tax credits. The effective rate for the three months ended June 30, 2010 decreased from the prior year primarily due to fluctuations in the state effective tax rate, increased benefits from the qualified production activities deduction, and the expiration of the federal research and development tax credit statute, which occurred at the end of the fourth quarter of fiscal year 2010 and therefore was not included in the current year first quarter provision.
Uncertain tax positions
As of June 30, 2010, the Company has provided a liability of $659 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, $659 would impact the Company’s effective tax rate. The reserve for the three months ended June 30, 2010 increased from the year ago period by $592 due to the addition of prior year tax positions of acquired companies.

The Company’s income tax returns filed for tax years 2006 through 2008 and 2005 through 2008 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently not under examination by the Internal Revenue Service or any state income tax authority. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.
11. Earnings Per Share
Basic net income per share is based upon the weighted-average shares of Common Stock outstanding. Diluted net income per share is based on the assumption that the Company’s outstanding options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. The following table reconciles the weighted-average shares outstanding for basic and diluted net income per share for the periods indicated (in thousands):

	Three Months Ended June 30,
	2010	2009
Net income	$12,092	$10,346

Basic net income per share:
Weighted-average shares outstanding — Basic	28,896	28,492

Basic net income per common share	$0.42	$0.36

Net income	$12,092	$10,346

Diluted net income per share:
Weighted-average shares outstanding — Basic	28,896	28,492
Effect of potentially dilutive securities	161	143

Weighted-average shares outstanding — Diluted	29,057	28,635

Diluted net income per common share	$0.42	$0.36

The computation of diluted net income per share does not include 253,000 and 244,000 options for the three months ended June 30, 2010 and 2009, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
12. Operating Segment Information
The Company has prepared operating segment information in accordance with ASC 280 to report components that are evaluated regularly by its chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
As a result of certain organizational changes during fiscal year 2010, the composition of the Company’s NextGen Division was revised to exclude the former NextGen Practice Solutions unit and the Company’s RCM entities (HSI and PMP), both of which are now administered and aggregated in the Company’s Practice Solutions Division. Following the reorganization, the Company operates three reportable operating segments (not including Corporate), comprised of the NextGen Division, the QSI Dental Division and the Practice Solutions Division.
Prior period segment results were revised to reflect this reorganization for the Company’s NextGen Division and Practice Solution Division. The results of operations related to the HSI and PMP acquisitions are included in the Practice Solutions Division. The results of operations related to the Opus and Sphere acquisitions are included in the NextGen Division.
The QSI Dental Division, co-located with the Company’s Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize the Division’s UNIX® based medical practice management software product.
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

The accounting policies of the Company’s operating segments are the same as those described in Note 2 of our Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management. Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.
Operating segment data is as follows:

	Three Months Ended June 30,
	2010	2009
Revenue:
QSI Dental Division	$5,352	$3,856
NextGen Division	65,830	52,430
Practice Solutions Division	11,745	10,352

Consolidated revenue	$82,927	$66,638

Operating income:
QSI Dental Division	$1,591	$664
NextGen Division	22,789	19,094
Practice Solutions Division	187	285
Unallocated corporate expense	(5,540)	(3,721)

Consolidated operating income	$19,027	$16,322

All of the recorded goodwill at June 30, 2010 relates to the Company’s NextGen Division and Practice Solutions Division. As a result of the reorganization discussed above, the goodwill relating to the fiscal year 2009 acquisitions of HSI and PMP is now recorded in the Practice Solutions Division. The goodwill relating to the acquisitions of Opus and Sphere is recorded in the NextGen Division.
13. Concentration of Credit Risk
The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2010. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.
14. Commitments, Guarantees and Contingencies
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
Litigation
The Company has experienced legal claims by parties asserting that it has infringed their intellectual property rights. The Company believes that these claims are without merit and intends to defend against them vigorously; however, the Company could incur substantial costs and diversion of management resources defending any infringement claim — even if it is ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. The Company refers you to the discussion of infringement and litigation risks in the Risk Factors section of the Company’s Annual Report on Form 10-K.
15. Subsequent Events
On July 28, 2010, the Board of Directors approved a quarterly cash dividend of $0.30 per share on the Company’s outstanding shares of Common Stock, payable to shareholders of record as of September 17, 2010 with an expected distribution date on or about October 5, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information contained herein, the matters discussed in this management’s discussion and analysis of financial condition and results of operations, or MD&A, including discussions of our product development plans, business strategies and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent filing on our Annual Report on Form 10-K, as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Report on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission.
This MD&A is provided as a supplement to the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, in order to enhance your understanding of our results of operations and financial condition and the following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.
Our MD&A is organized as follows:
•	Management Overview. This section provides a general description of our Company and operating segments, a discussion as to how we derive our revenue, background information on certain trends and developments affecting our Company, a summary of our acquisition transactions and a discussion on management’s strategy for driving revenue growth.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 of our Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in this Quarterly Report on Form 10-Q.

•	Company Overview. This section provides a more detailed description of our Company, operating segments, products and services offered.

•	Overview of Results of Operations and Results of Operations by Operating Divisions. These sections provide our analysis and outlook for the significant line items on our consolidated statements of income, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating division basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows.

•	New Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our Company or may be adopted in the future.
Management Overview
Quality Systems, Inc., including its wholly-owned subsidiaries, is comprised of the QSI Dental Division; the NextGen Division, which consists of NextGen Healthcare Information Systems, Inc. (“NextGen”), NextGen Sphere, LLC (“Sphere”) and Opus Healthcare Solutions, Inc. (“Opus”); and the Practice Solutions Division, which consists of Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”) and Practice Management Partners, Inc. (“PMP”) (collectively, the “Company”, “we”, “our”, or “us”). The Company develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers, and medical and dental schools. The Company also provides revenue cycle management (“RCM”) services through the Practice Solutions Division.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including but not limited to those related to revenue recognition, valuation of marketable securities, ARS put option rights, uncollectible accounts receivable, software development cost, intangible assets and self-insurance accruals, for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the end of fiscal year 2010.
Company Overview
The Company is comprised of the QSI Dental Division, the NextGen Division, and the Practice Solutions Division. Operationally, HSI and PMP are considered and administered as part of the Practice Solutions Division while Opus and Sphere operate under the NextGen Division. We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as PHOs and MSOs, ambulatory care centers, community health centers, and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as RCM and EDI. Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.
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
Historically, the Company has operated principally through two operating divisions: QSI Dental Division and NextGen Division. Through our acquisitions of HSI and PMP in 2008, we continued to strengthen our RCM service offerings. During fiscal year 2010, as a result of certain organizational changes, the composition of the Company’s NextGen Division was revised to exclude the former NextGen Practice Solutions unit and the Company’s RCM entities (HSI and PMP), both of which are now administered and aggregated in the Company’s Practice Solutions Division. Following the reorganization, the Company now operates three reportable operating segments (not including Corporate), comprised of the NextGen Division, the QSI Dental Division and the Practice Solutions Division. As a result, our results for the quarter ended June 30, 2009 have been re-casted to reflect this change.
The following table breaks down our reported segment revenue and segment revenue growth by division for the three months ended June 30, 2010 and 2009:

	Segment Revenue Breakdown		Segment Revenue Growth
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
QSI Dental Division	6.5%	5.8%	38.8%	(5.2)%
NextGen Division	79.3%	78.7%	25.6%	2.5%
Practice Solutions Division	14.2%	15.5%	13.5%	N/A

Consolidated	100.0%	100.0%	24.4%	20.7%

The QSI Dental Division, co-located with our Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize its UNIX® based medical practice management software product and Software as a Service, or SaaS model, based NextDDS financial and clinical software.
The QSI Dental Division’s practice management software suite utilizes a UNIX® operating system. Its Clinical Product Suite (“CPS”) utilizes a Windows NT® operating system and can be fully integrated with the practice management software from each Division. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The Division develops, markets, and manages our EDI/connectivity applications. The QSInet Application Service Provider (“ASP/Internet”) offering is also developed and marketed by the Division.
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
The NextGen Division develops and sells proprietary electronic medical records software and practice management systems under the NextGen product name. Major product categories of the NextGen suite include Electronic Health Records (“NextGenehr”), Enterprise Practice Management (“NextGenepm”), Enterprise Appointment Scheduling (“NextGeneas”), Enterprise Master Patient Index (“NextGenepi”), NextGen Image Control System (“NextGenics”), Managed Care Server (“NextGenmcs”), Electronic Data Interchange, System Interfaces, Internet Operability (“NextGenweb”), a Patient-centric and Provider-centric Web Portal solution (“NextMD.com”), NextGen Express, a scaled-down version of NextGenehr designed for small practices and NextGen Community Health Solution (“NextGenchs”). The NextGen Division also offers optional NextGen Hosting Solutions to new and existing customers. NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.
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
The Divisions develop and market practice management software that is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include scheduling and billing capabilities. It is important to note that in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices. Therefore, we actively compete for the replacement market.
In addition, the Divisions develop and market software that automates the patient record. Adoption rates for this software, commonly referred to as clinical software, are relatively low. Therefore, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems.
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
Overview of Our Results
•	Consolidated revenue increased 24.4% and income from operations grew by 16.6% in the three months ended June 30, 2010 versus the same period in 2009. For the three months ended June 30, 2010, revenue was positively impacted by growth in recurring revenue, including maintenance, EDI and RCM revenue, which grew 18.0%, 19.6% and 19.8%, respectively, offset by higher corporate expenses.

•	Income from operations was negatively impacted by a shift in revenue mix with an increased share of hardware, EDI, and RCM revenue, resulting in a decline in our gross profit margin. We also experienced higher selling, general and administrative expenses primarily due to higher selling related expenses incurred in preparation for the ARRA, which was enacted in February 2009, as well as higher corporate related expenses.

•	We do not believe the revenue mix changes noted above represent a change in the overall purchasing environment. On top of the potential benefits from the ARRA, we have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic medical records and other technology in the healthcare arena.

•	While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the current economic environment, combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records, makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.
NextGen Division
•	NextGen Division revenue increased 25.6% in the three months ended June 30, 2010 and divisional operating income (excluding unallocated corporate expenses) increased 19.4% as compared to the prior year period. Organic revenue growth in the NextGen Division was 18.9% for the three months ended June 30, 2010.

•	The acquisitions of Opus and Sphere in fiscal year 2010 added approximately $3.2 million in revenue for the three months ended June 30, 2010 as compared to the same period a year ago.

•	Recurring revenue, consisting of maintenance and EDI revenue increased 20.1% to $32.2 million from $26.8 million in the same period a year ago and accounted for 48.9% of total NextGen Division revenue during the three months ended June 30, 2010. In the same period a year ago, recurring revenue represented 51.1% of total divisional revenue.

•	During the three months ended June 30, 2010, we added staffing resources in anticipation of future growth from the ARRA. We intend to continue doing so in future periods to maximize our opportunities from the ARRA.

•	Our goals include taking maximum advantage of future benefits related to the ARRA and continuing to further enhance and expand the marketing and sales of our existing products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers, expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the Practice Solutions Division and the recently acquired acute care software product lines.
QSI Dental Division
•	QSI Dental Division revenue increased 38.8% in the three months ended June 30, 2010 and divisional operating income (excluding unallocated corporate expenses) increased $1.5 million, or 139.6%, from the three months ended June 30, 2009.

•	An increase in system sales revenue was the chief contributor to the operating income results in the quarter.

•	In July 2009, we licensed source code from PlanetDDS, Inc. that will allow us to deliver hosted, web-based SaaS practice management and clinical software solutions to the dental industry. The software solution will be marketed primarily to the multi-location dental group practice market in which the QSI Dental Division has historically been a dominant player. This new software solution (NextDDS) brings the QSI Dental Division to the forefront of the emergence of internet based applications and cloud computing and represents a significant growth opportunity for us to sell both to our existing customer base as well as new customers.

•	Our goal for the QSI Dental Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new NextDDS product. The QSI Dental Division also intends to leverage the NextGen Division’s sales force to sell its dental electronic medical records software to practices that provide both medical and dental services such as Federal Qualified Health Centers, which are receiving grants as part of the ARRA.
Practice Solutions Division
•	Practice Solutions Division revenue increased 13.4% in the three months ended June 30, 2010 and divisional operating income (excluding unallocated corporate expenses) decreased 34.4% from the three months ended June 30, 2009. The Practice Solutions Division also benefited from organic growth achieved through cross selling RCM services to existing NextGen Division customers.

•	Operating income as a percentage of revenue declined to approximately 1.6% of revenue versus 2.8% of revenue primarily as a result of a smaller amount of software sales to RCM customers compared to the prior year as well as costs related to transitioning to the NextGen platform including training of staff and initial set up and other costs related to achieving higher production volumes.
The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
(Unaudited)	2010	2009
Revenues:
Software, hardware and supplies	29.9%	26.7%
Implementation and training services	5.2	5.2

System sales	35.0	31.9

Maintenance	30.8	32.5
Electronic data interchange services	11.8	12.2
Revenue cycle management and related services	13.0	13.5
Other services	9.4	9.9

Maintenance, EDI, RCM and other services	65.0	68.1

Total revenues	100.0	100.0

Cost of revenue:
Software, hardware and supplies	7.5	4.1
Implementation and training services	3.6	4.3

Total cost of system sales	11.1	8.4

Maintenance	4.2	4.5
Electronic data interchange services	8.1	8.8
Revenue cycle management and related services	9.8	9.8
Other services	5.2	7.3

Total cost of maintenance, EDI, RCM and other services	27.3	30.4
Total cost of revenue	38.4	38.8

Gross profit	61.6	61.2

Operating expenses:
Selling, general and administrative	31.6	30.2
Research and development costs	6.6	6.0
Amortization of acquired intangible assets	0.4	0.5

Total operating expenses	38.6	36.7

Income from operations	22.9	24.5

Interest income	0.1	0.1
Other income (expense)	0.0	0.1

Income before provision for income taxes	23.0	24.7
Provision for income taxes	8.4	9.2

Net income	14.6%	15.5%

Comparison of the Three Months Ended June 30, 2010 and June 30, 2009
Net Income. The Company’s net income for the three months ended June 30, 2010 was $12.1 million or $0.42 per share on a basic and fully diluted basis. In comparison, we earned $10.3 million or $0.36 per share on a basic and fully diluted basis for the three months ended June 30, 2009. The increase in net income for the three months ended June 30, 2010 was achieved primarily through the following:
•	a 24.4% increase in consolidated revenue, including an increase of $13.4 million in revenue from our NextGen Division, an increase of $1.5 million from our QSI Dental Division, and an increase of $1.4 million in revenue from our Practice Solutions Division;

•	a 25.6% increase in NextGen Division revenue, which accounted for 79.4% of consolidated revenue;

•	an increase of recurring revenue, including RCM, maintenance, and EDI revenue, offset by a decline in our gross profit margin due primarily to both a shift in revenue mix with increased hardware and RCM revenue, and

•	an increase in selling, general and administrative expenses as a percentage of revenue related to higher selling and corporate expenses.
Revenue. Revenue for the three months ended June 30, 2010 increased 24.4% to $82.9 million from $66.6 million for the three months ended June 30, 2009. NextGen Division revenue increased 25.6% to $65.8 million from $52.4 million in the three months ended June 30, 2009 while QSI Dental Division revenue increased 38.8% during that same period to $5.4 million from $3.9 million and Practice Solutions Division revenue increased 13.4% during that same period to $11.7 million from $10.4 million.
System Sales. Revenue earned from Company-wide sales of systems for the three months ended June 30, 2010 increased 36.9% to $29.1 million from $21.2 million in the prior year period.

Our increase in revenue from sales of systems was principally the result of a 32.5% increase in category revenue at our NextGen Division whose sales in this category increased from $20.3 million during the three months ended June 30, 2009 to $26.9 million during the three months ended June 30, 2010. This increase was driven by higher sales of ambulatory practice management and health records software to both new and existing clients, as well as increases in revenue related to implementation and training services.
The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division (in thousands):

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales
Three months ended June 30, 2010
QSI Dental Division	$874	$883	$236	$1,993
NextGen Division	19,610	3,236	4,020	26,866
Practice Solutions Division	153	—	52	205

Consolidated	$20,637	$4,119	$4,308	$29,064

Three months ended June 30, 2009
QSI Dental Division	$182	$253	$209	$644
NextGen Division	15,987	1,096	3,193	20,276
Practice Solutions Division	258	—	55	313

Consolidated	$16,427	$1,349	$3,457	$21,233

NextGen Division software license revenue increased 22.7% in the three months ended June 30, 2010 versus the same period last year. The Division’s software revenue accounted for 73.0% of divisional system sales revenue during the three months ended June 30, 2010, compared to 78.8% during the same period a year ago. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division. The Opus acquisition contributed approximately $0.9 million to the NextGen Division’s software license revenue during the three months ended June 30, 2010.
During the three months ended June 30, 2010, 12.0% of NextGen Division’s system sales revenue was represented by hardware and third party software compared to 5.4% during same period a year ago. The increase in hardware and third party software revenue was a result of previously backordered hardware that was shipped during the quarter ended June 30, 2010. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of our customers.
Implementation and training revenue related to system sales at the NextGen Division increased 25.9% in the three months ended June 30, 2010 compared the prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended June 30, 2010 versus 2009 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.
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
For the QSI Dental Division, total system sales increased $1.4 million, or 209.5%, to $2.0 million in the three months ended June 30, 2010 as compared to $0.6 million the prior year period. Systems sales in the QSI Dental Division were positively impacted by greater joint sales of dental and medical software to Federally Qualified Health Centers. In addition, the Division began selling the SaaS based NextDDS product during fiscal year 2010.
For the Practice Solutions Division, total system sales decreased by 34.5% in the three months ended June 30, 2010 as compared to the prior year period. Systems sales revenue within the Practice Solutions Division is composed of sales to existing RCM customers only.
Maintenance, EDI, RCM and Other Services. For the three months ended June 30, 2010, Company-wide revenue from maintenance, EDI, RCM and other services grew 18.6% to $53.9 million from $45.4 million in the prior year period. The increase in this category resulted primarily from an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the Practice Solutions Division. Total NextGen Division maintenance revenue for the three months ended June 30, 2010 grew 19.2% to $23.7 million from $19.9 million in the same prior year period while EDI revenue grew 22.7% to $8.5 million compared to $7.0 million during the same prior year period. Other services revenue for the NextGen Division for the three months ended June 30, 2010, which consists primarily of third party annual software license renewals, and hosting services increased 26.6% to $6.8 million from $5.3 million in the same prior year period, primarily due to increases in third party annual software licenses, consulting services and hosting services revenue.

QSI Dental Division maintenance, EDI and other revenue remained fairly consistent at $3.4 million in the three months ended June 30, 2010 as compared to $3.2 million in the three months ended June 30, 2009. For the three months ended June 30, 2010, RCM revenue grew $1.8 million to $10.8 million compared to $9.0 million in the prior year period.
The following table details maintenance, EDI, RCM, and other services revenue by category for the three months ended June 30, 2010 and 2009 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three months ended June 30, 2010
QSI Dental Division	$1,837	$1,224	$—	$298	$3,359
NextGen Division	23,661	8,540	—	6,763	38,964
Practice Solutions Division	38	—	10,772	730	11,540

Consolidated	$25,536	$9,764	$10,772	$7,791	$53,863

Three months ended June 30, 2009
QSI Dental Division	$1,781	$1,203	$—	$228	$3,212
NextGen Division	19,856	6,958	—	5,340	32,154
Practice Solutions Division	3	—	8,992	1,044	10,039

Consolidated	$21,640	$8,161	$8,992	$6,612	$45,405

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter, existing customers who have purchased additional licenses, and our relative success in retaining existing maintenance customers. NextGen’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. The growth in RCM revenue has come from new customers that have been acquired from cross selling opportunities with the NextGen customer base. We intend to continue to promote maintenance, EDI and RCM services to both new and existing customers.
Cost of Revenue. Cost of revenue for the three months ended June 30, 2010 increased 23.1% to $31.9 million from $25.9 million in the three months ended June 30, 2009 and the cost of revenue as a percentage of revenue decreased slightly to 38.4% from 38.9% due to the fact that the rate of growth in cost of revenue grew slower than the aggregate revenue growth rate for the Company.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	%	2009	%
QSI Dental Division
Revenue	$5,352	100.0%	$3,856	100.0%
Cost of revenue	2,392	44.7%	1,791	46.4%

Gross profit	$2,960	55.3%	$2,065	53.6%

NextGen Division
Revenue	$65,830	100.0%	$52,430	100.0%
Cost of revenue	21,064	32.0%	16,604	31.7%

Gross profit	$44,766	68.0%	$35,826	68.3%

Practice Solutions Division
Revenue	$11,745	100.0%	$10,352	100.0%
Cost of revenue	8,403	71.5%	7,494	72.4%

Gross profit	$3,342	28.5%	$2,858	27.6%

Consolidated
Revenue	$82,927	100.0%	$66,638	100.0%
Cost of revenue	31,859	38.4%	25,889	38.9%

Gross profit	$51,068	61.6%	$40,749	61.1%

Gross profit margins at the NextGen Division for the three months ended June 30, 2010 remained fairly consistent at 68.0% compared to 68.3% for the three months ended June 30, 2009. Gross profit margins at the QSI Dental Division for the three months ended June 30, 2010 increased to 55.3% from 53.6% for the three months ended June 30, 2009 as result of a lower percentage of payroll and related benefits and EDI costs in the three months ended June 30, 2010 as compared to the same period a year ago. Gross margin in the Practice Solutions Division increased to 28.5% for the three months ended June 30, 2010 as compared to 27.6% in the prior year period.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended June 30, 2010 and 2009:

	Hardware,	Payroll and
	Third Party	Related			Total Cost
	Software	Benefits	EDI	Other	of Revenue	Gross Profit
Three months ended June 30, 2010
QSI Dental Division	11.6%	14.4%	12.5%	6.2%	44.7%	55.3%
NextGen Division	4.4%	13.8%	8.8%	5.0%	32.0%	68.0%
Practice Solutions Division	0.0%	44.4%	0.0%	27.1%	71.5%	28.5%

Consolidated	4.2%	18.1%	7.8%	8.3%	38.4%	61.6%

Three months ended June 30, 2009
QSI Dental Division	8.0%	15.6%	17.4%	5.5%	46.4%	53.6%
NextGen Division	2.9%	12.9%	10.8%	5.1%	31.7%	68.3%
Practice Solutions Division	0.1%	47.2%	0.0%	25.1%	72.4%	27.6%

Consolidated	2.8%	18.3%	9.5%	8.2%	38.9%	61.1%

The decrease in our consolidated cost of revenue as a percentage of revenue between the three months ended June 30, 2010 and 2009 is primarily attributable to lower consolidated EDI costs as a percentage of revenue, offset by an increase in RCM revenue, which carries higher payroll and related benefits as a percentage of revenue and an increase in hardware and third party software as a percentage of revenue. Other expense, which consists of outside service costs, amortization of software development costs and other costs, remained at 8.3% of total revenue during the three months ended June 30, 2010 as compared to the same period a year ago.
During the three months ended June 30, 2010, hardware and third party software constituted a higher portion of cost of revenue compared to the prior year period in the NextGen Division. The increase in hardware and third party software cost was a result of previously backordered hardware that was shipped during the quarter ended June 30, 2010. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of our customers.
Our payroll and benefits expense associated with delivering our products and services decreased slightly to 18.1% of consolidated revenue in the three months ended June 30, 2010 compared to 18.3% during the same period last year.
The absolute level of consolidated payroll and benefit expenses grew from $12.2 million in the three months ended June 30, 2009 to $15.1 million in the three months ended June 30, 2010, an increase of 23.1% or approximately $2.8 million. Of the $2.8 million increase, approximately $0.3 million of the increase is related to the Practice Solutions Division. RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. For the NextGen Division, an increase of approximately $2.3 million was related to increased headcount and payroll and benefits expense associated with delivering products and services. Payroll and benefits expense associated with delivering products and services in the QSI Dental Division increased $0.2 million from $0.6 million in the three months ended June 30, 2009 to $0.8 million in the three months ended June 30, 2010.
As a result of the foregoing events and activities, the gross profit percentage for the Company increased for the three months ended June 30, 2010 versus the prior year period.
We anticipate continued additions to headcount in all three divisions in areas related to delivering products and services in future periods, but due to the uncertainties in the timing of our sales arrangements, our sales mix, the acquisition and training of qualified personnel, and other issues, we cannot accurately predict if related headcount expense as a percentage of revenue will increase or decrease in the future.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2010 increased 30.6% to $26.2 million as compared to $20.1 million for the prior year period. The increase in these expenses resulted primarily from:
•	$5.6 million increase in salaries, commissions, and related expenses primarily as a result of headcount additions;

•	$1.2 million increase due to a full quarter of selling and administrative expenses from Opus, which was acquired on February 10, 2010;

•	$0.8 million increase in business integration related costs; partially offset by

•	$0.8 million decrease in legal, accounting, and outside services expenses, and

•	$0.7 million decrease in other selling and administrative expenses.
Share-based compensation expense was approximately $1.0 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 30.2% in the three months ended June 30, 2009 to 31.6% in the three months ended June 30, 2010.

We anticipate increased expenditures for trade shows, advertising and the employment of additional sales and administrative staff at the NextGen Division. We also anticipate future increases in corporate expenditures being made in a wide range of areas including professional services and investments in system applications across the Company. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general and administrative expenses as a percentage of revenue.
Research and Development Costs. Research and development costs for the three months ended June 30, 2010 and 2009 were $5.5 million and $4.0 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen Division product line. The Opus acquisition added $0.6 million in research and development expenses during the period ended June 30, 2010. Additions to capitalized software costs offset research and development costs. For the three months ended June 30, 2010, $2.5 million was added to capitalized software costs while $1.4 million was capitalized during the three months ended June 30, 2009. Research and development costs as a percentage of revenue increased to 6.6% in the three months ended June 30, 2010 from 6.0% for the same period in 2009. Research and development expenses are expected to continue at or above current dollar levels. The application of ASC 718 did not have a significant effect to research and development costs in the three months ended June 30, 2010 and 2009.
Interest Income. Interest income for the three months ended June 30, 2010 remained consistent at $0.1 million compared to the three months ended June 30, 2009.
Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds. We owned approximately $7.7 million in ARS as of June 30, 2010, which were sold back to UBS and settled on July 1, 2010 at 100% of the $7.7 million par value. Our Board of Directors continues to review alternate uses for our cash including, but not limited to, payment of a special dividend, initiation of a stock buyback program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, or other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.
Other Income (Expense). Other income (expense) for the three months ended June 30, 2010 consists of gains and losses in fair value recorded on our ARS investments as well as on our ARS put option rights. We recorded an overall loss on our ARS and ARS put option rights of approximately $6,000.
Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2010 was approximately $7.0 million as compared to approximately $6.1 million for the corresponding period a year ago. The effective tax rates were 36.6% and 37.1% for the three months ended June 30, 2010 and 2009, respectively. The effective rate for the three months ended June 30, 2010 decreased from the prior year primarily due to fluctuations in the state effective tax rate, increased benefits from the qualified production activities deduction, and the expiration of the federal research and development tax credit statute, which occurred at the end of the fourth quarter of fiscal year 2010 and therefore was not included in the current year first quarter provision.
Liquidity and Capital Resources
The following table presents selected financial statistics and information for each of the three months ended June 30, 2010 and 2009 (dollar amounts in thousands):

	Three Months Ended June 30,
	2010	2009
Cash and cash equivalents	$93,208	$77,424
Net increase in cash and cash equivalents	$8,597	$7,244
Net income	$12,092	$10,346
Net cash provided by operating activities	$19,366	$15,514
Number of days of sales outstanding	123	127
Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income plus adjustments to add back non-cash expenses, including depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation and deferred taxes.
The following table summarizes our consolidated statements of cash flows for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	2009
Net income	$12,092	$10,346
Non-cash expenses	5,049	3,483
Change in deferred revenue	(214)	(1,476)
Change in accounts receivable	(4,924)	(3,212)
Change in other assets and liabilities	7,363	6,373

Net cash provided by operating activities	$19,366	$15,514

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the three months ended June 30, 2010 and 2009. The NextGen Division’s contribution to net income has increased each year due to that Division’s operating income increasing more quickly than our Company as a whole.
Non-Cash Expenses. Non-cash expenses include depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts, share-based compensation and deferred taxes. Total non-cash expenses were $5.0 million and $3.5 million for the three months ended June 30, 2010 and 2009, respectively. The $1.6 million increase in non-cash expenses for the three months ended June 30, 2010 as compared to the prior year period is primarily related to an increase of approximately $0.1 million in depreciation, $0.2 million of amortization of capitalized software costs, $0.4 million of amortization of other intangibles, $0.6 million in share-based compensation and $0.3 million in deferred income tax benefit.
Deferred Revenue. Cash from operations was negatively impacted from decreases in deferred revenue primarily due to a decrease in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue. Deferred revenue decreased by approximately $0.2 million for the three months ended June 30, 2010 versus a decrease of $1.5 million in the prior year period, resulting in decreases to cash from operations in the prior year quarter.
Accounts Receivable. Accounts receivable grew by approximately $4.9 million and $3.2 million for the three months ended June 30, 2010 and 2009, respectively. The increase in accounts receivable in the periods is due to the following factors:
•	NextGen Division revenue grew 25.6% and 20.7% on a year-over-year basis, in the three months ended June 30, 2010 and 2009, respectively; and

•	Turnover of accounts receivable is generally slower in the NextGen Division due to the fact that the systems sales related revenue have longer payment terms, generally up to one year, which historically have accounted for a major portion of NextGen Division sales.
The turnover of accounts receivable measured in terms of days sales outstanding (“DSO”) decreased from 127 days to 123 days during the three months ended June 30, 2010. The decrease in DSO is primarily due to an increase in recurring revenue, such as maintenance, EDI and RCM revenue, which has a faster turnover of accounts receivable compared to system sales.
If amounts included in both accounts receivable and deferred revenue were netted, our turnover of accounts receivable expressed as DSO would be 80 days as of June 30, 2010 and 88 days as of June 30, 2009. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the three months ended June 30, 2010, we anticipate being able to continue to generate cash from operations during fiscal 2011 primarily from our net income.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended June 30, 2010 and 2009 was $3.4 million and $3.1 million, respectively. The increase in cash used in investing activities during the three months period ended June 30, 2010 is the result of $2.5 million in additions to capitalized software, offset by $0.9 million in additions to equipment and improvements.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended June 30, 2010 was $7.3 million and consisted of dividends paid to shareholders totaling $8.7 million, offset by proceeds of $1.1 million from the exercise of stock options. We recorded a reduction in our income tax liability of $0.2 million related to excess tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital.
Cash and Cash Equivalents and Marketable Securities
At June 30, 2010, we had cash and cash equivalents of $93.2 million and marketable securities of $7.7 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We have no additional significant current capital commitments.
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
On July 28, 2010, the Board of Directors approved a quarterly cash dividend of $0.30 per share on the Company’s outstanding shares of Common Stock, payable to shareholders of record as of September 17, 2010 with an expected distribution date on or about October 5, 2010.
The following dividends have been declared in the 2011, 2010, and 2009 fiscal years on the dates indicated:

Board Approval Date	Record Date	Payment Date	Dividend Amount

Fiscal year 2011
May 26, 2010	June 17, 2010	July 6, 2010	$0.30

Fiscal year 2010
January 27, 2010	March 23, 2010	April 5, 2010	$0.30
October 28, 2009	December 23, 2009	January 5, 2010	0.30
July 23, 2009	September 25, 2009	October 5, 2009	0.30
May 27, 2009	June 12, 2009	July 6, 2009	0.30

Fiscal year 2009
January 28, 2009	March 11, 2009	April 3, 2009	$0.30
October 30, 2008	December 15, 2008	January 5, 2009	0.30
August 4, 2008	September 15, 2008	October 1, 2008	0.30
May 29, 2008	June 15, 2008	July 2, 2008	0.25
Management believes that its cash and cash equivalents on hand at June 30, 2010, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for the remainder of fiscal year 2011.
Contractual Obligations
The following table summarizes our significant contractual obligations, all of which relate to operating leases, at June 30, 2010 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Year ended March 31,
2011 (remaining nine months)	$3,412
2012	4,595
2013	4,628
2014	4,015
2015 and beyond	7,250

$23,900

New Accounting Pronouncements
Refer to Note 2 of our Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of new accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds. We maintain investments in tax exempt municipal ARS. At June 30, 2010, we had approximately $7.7 million of ARS, which were sold back to UBS and settled on July 1, 2010 at 100% of the $7.7 million par value.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended) as of June 30, 2010, the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2010, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. RESERVED
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation

**101.LAB	XBRL Taxonomy Extension Label

**101.PRE	XBRL Taxonomy Extension Presentation

**101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1034, as amended, and otherwise is not subject to liability under these section.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY SYSTEMS, INC.
Date: August 2, 2010	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2010	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)