Form 10-Q
period 2010-09-30
QUALITY SYSTEMS, INC
filed 2010-11-04
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
(949) 255-2600
(Registrant’s telephone number, including area code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
28,956,944 shares of Common Stock, $0.01 par value, outstanding as of October 29, 2010

QUALITY SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$106,852	$84,611
Restricted cash	2,114	2,339
Marketable securities	—	7,158
Accounts receivable, net	112,506	107,458
Inventories, net	1,483	1,340
Income taxes receivable	177	2,953
Deferred income taxes, net	5,470	5,678
Other current assets	8,086	8,684

Total current assets	236,688	220,221

Equipment and improvements, net	8,728	8,432
Capitalized software costs, net	13,799	11,546
Intangibles, net	18,550	20,145
Goodwill	46,189	46,189
Other assets	4,494	3,647

Total assets	$328,448	$310,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,972	$3,342
Deferred revenue	65,737	64,109
Accrued compensation and related benefits	6,988	8,951
Dividends payable	8,686	8,664
Other current liabilities	19,026	16,220

Total current liabilities	106,409	101,286

Deferred revenue, net of current	797	474
Deferred income taxes, net	10,254	10,859
Deferred compensation	2,178	1,883
Other noncurrent liabilities	7,354	7,389

Total liabilities	126,992	121,891

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock $0.01 par value; authorized 50,000 shares; issued and outstanding 28,956 and 28,879 shares at September 30, 2010 and March 31, 2010, respectively	290	289
Additional paid-in capital	127,274	122,271
Retained earnings	73,892	65,729

Total shareholders’ equity	201,456	188,289

Total liabilities and shareholders’ equity	$328,448	$310,180

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Software, hardware and supplies	$20,375	$22,856	$45,131	$40,632
Implementation and training services	4,499	3,380	8,807	6,837

System sales	24,874	26,236	53,938	47,469

Maintenance	27,529	21,475	53,065	43,115
Electronic data interchange services	10,142	8,796	19,906	16,958
Revenue cycle management and related services	11,175	8,888	21,947	17,880
Other services	7,737	6,303	15,528	12,914

Maintenance, EDI, RCM and other services	56,583	45,462	110,446	90,867

Total revenues	81,457	71,698	164,384	138,336

Cost of revenue:
Software, hardware and supplies	4,696	3,737	10,908	6,441
Implementation and training services	3,475	3,296	6,465	6,177

Total cost of system sales	8,171	7,033	17,373	12,618

Maintenance	3,238	3,255	6,692	6,280
Electronic data interchange services	6,773	6,164	13,482	12,054
Revenue cycle management and related services	8,222	6,856	16,367	13,378
Other services	3,724	5,003	8,073	9,870

Total cost of maintenance, EDI, RCM and other services	21,957	21,278	44,614	41,582

Total cost of revenue	30,128	28,311	61,987	54,200

Gross profit	51,329	43,387	102,397	84,136

Operating expenses:
Selling, general and administrative	24,829	20,061	51,067	40,154
Research and development costs	5,232	4,346	10,688	8,323
Amortization of acquired intangible assets	445	367	792	724

Total operating expenses	30,506	24,774	62,547	49,201

Income from operations	20,823	18,613	39,850	34,935

Interest income	129	59	189	137
Other income, net	65	—	59	58

Income before provision for income taxes	21,017	18,672	40,098	35,130
Provision for income taxes	7,587	6,852	14,576	12,964

Net income	$13,430	$11,820	$25,522	$22,166

Net income per share:
Basic	$0.46	$0.41	$0.88	$0.78
Diluted	$0.46	$0.41	$0.88	$0.77

Weighted-average shares outstanding:
Basic	28,935	28,597	28,915	28,545
Diluted	29,078	28,742	29,066	28,717

Dividends declared per common share	$0.30	$0.30	$0.60	$0.60
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$25,522	$22,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,970	1,798
Amortization of capitalized software costs	3,453	2,851
Amortization of other intangibles	1,595	725
Provision for bad debts	1,986	1,803
Share-based compensation	1,864	1,319
Deferred income tax benefit	(397)	(631)
Tax benefit associated with stock options	319	1,057
Excess tax benefit from share-based compensation	(319)	(1,057)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(7,034)	(8,816)
Inventories	(143)	(120)
Income taxes receivable	2,776	120
Other current assets	281	(1,723)
Other assets	(847)	(324)
Accounts payable	2,630	558
Deferred revenue	1,951	1,110
Accrued compensation and related benefits	(1,963)	(1,551)
Other current liabilities	2,806	3,762
Deferred compensation	295	(164)
Other noncurrent liabilities	(35)	—

Net cash provided by operating activities	36,710	22,883

Cash flows from investing activities:
Additions to capitalized software costs	(5,706)	(2,945)
Additions to equipment and improvements	(2,266)	(3,068)
Proceeds from sale of marketable securities	7,700	—
Purchase of Sphere	—	(300)

Net cash used in investing activities	(272)	(6,313)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	319	1,057
Proceeds from exercise of stock options	2,821	4,712
Dividends paid	(17,337)	(17,090)

Net cash used in financing activities	(14,197)	(11,321)

Net increase in cash and cash equivalents	22,241	5,249

Cash and cash equivalents at beginning of period	84,611	70,180

Cash and cash equivalents at end of period	$106,852	$75,429

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2010	2009
Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes, net of refunds	$11,882	$12,363

Non-cash investing activities:

Effective August 12, 2009, the Company acquired Sphere in a transaction summarized as follows:
Fair value of net assets acquired	$—	$1,453
Cash paid	—	(300)
Fair value of contingent consideration	—	(1,074)

Liabilities assumed	$—	$79

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems (“NextGen”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”), Practice Management Partners, Inc. (“PMP”), NextGen Inpatient Solutions, LLC (“Sphere”), and Opus Healthcare Solutions, Inc. (“Opus”) (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.
Business Segments. The Company has prepared operating segment information in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, or ASC 280, which requires that companies disclose “operating segments” based on the manner in which management disaggregates the Company’s operations for making internal operating decisions. See Note 11.
Basis of Presentation. The accompanying unaudited consolidated financial statements as of September 30, 2010 and for the three and six months ended September 30, 2010 and 2009, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Amounts related to disclosures of March 31, 2010 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
Certain prior period amounts have been reclassified to conform with fiscal year 2011 presentation.
References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
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
A typical system contract contains multiple elements of the above items. FASB ASC Topic 985-605-25, Software, Revenue Recognition, Multiple Elements, or ASC 985-605-25, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. The Company has established VSOE for the related undelivered elements based on the bell-shaped curve method. Maintenance VSOE for the Company’s largest customers is based on stated renewal rates only if the rate is determined to be substantive and falls within the Company’s customary pricing practices.
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
Restricted Cash. Restricted cash consists of cash which is being held by HSI acting as agent for the disbursement of certain state social services programs. The Company records an offsetting “Care Services liability” (see also Note 3) when it initially receives such cash from the government social service programs and relieves both restricted cash and the Care Services liability when amounts are disbursed. HSI earns an administrative fee which is based on a percentage of funds disbursed on behalf of certain government social service programs.
Marketable Securities and ARS Put Option Rights. Marketable securities are recorded at fair value, based on quoted market rates or valuation analysis when appropriate.
Previously, the Company held investments in tax exempt municipal Auction Rate Securities (“ARS”), which were classified as either current or non-current marketable securities depending on the liquidity and timing of expected realization of such securities. The ARS were rated by one or more national rating agencies and had contractual terms of up to 30 years, but generally had interest rate reset dates that occurred every 7, 28 or 35 days. Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there were insufficient buyers, the auction is said to “fail” and the holders were unable to liquidate the investments through auction. A failed auction did not result in a default of the debt instrument. Under their respective terms, the securities continued to accrue interest and be auctioned until the auction succeeded, the issuer called the securities or the securities matured. In February 2008, the Company began to experience failed auctions on its ARS.
The Company’s ARS were held by UBS Financial Services Inc. (“UBS”). On November 13, 2008, the Company entered into an Auction Rate Security Rights Agreement (the “Rights Agreement”) with UBS, whereby the Company accepted UBS’s offer to purchase the Company’s ARS investments at any time during the period of June 30, 2010 through July 2, 2012. As a result, the Company had obtained an asset, ARS put option rights, whereby the Company had a right to “put” the ARS back to UBS.
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
Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the period. Undelivered maintenance and services are included as a component of deferred revenue (see also Note 3).

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
Goodwill. Goodwill is related to NextGen and the HSI, PMP, Sphere, and Opus acquisitions, which closed on May 20, 2008, October 28, 2008, August 12, 2009, and February 10, 2010, respectively (see Notes 4 and 5). In accordance with FASB ASC Topic 350-20, Intangibles — Goodwill and Other, Goodwill, or ASC 350-20, the Company tests goodwill for impairment annually at the end of its first fiscal quarter, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below and operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.
The Company has determined that NextGen, HSI, and PMP each qualify as a separate reporting unit level while Sphere and Opus are aggregated as one reporting unit at which goodwill impairment testing is performed.
An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Based on its analysis, the Company has determined that there was no risk of impairment to its goodwill as of September 30, 2010. See also Note 5.
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
Share-based compensation is adjusted on a quarterly basis for changes to estimated forfeitures based on a review of historical forfeiture activity. To the extent that actual forfeitures differ, or are expected to differ, from the estimate, share-based compensation expense is adjusted accordingly. The effect of the forfeiture adjustments for the three and six months ended September 30, 2010 and 2009 was not significant.

The following table shows total share-based compensation expense included in the consolidated statements of income for the three and six months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Costs and expenses:
Cost of revenue	$69	$12	$137	$27
Research and development costs	44	20	72	37
Selling, general and administrative	686	825	1,655	1,255

Total share-based compensation	799	857	1,864	1,319

Amounts capitalized in software development costs	(1)	(10)	(2)	(25)

Amounts charged against earnings, before income tax benefit	$798	$847	$1,862	$1,294

Related income tax benefit (1)	(315)	(273)	(663)	(411)

Decrease in net income (1)	$483	$574	$1,199	$883

(1)	The prior period presentation has been changed to conform with current period presentation.
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
2. Fair Value Measurements
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
Recurring Fair Value Measurements
The fair value hierarchy requires the use of observable market data when available. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2010 and March 31, 2010:

		Quoted Prices
		in Active	Significant
		Markets for	Other
	Balance at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$106,852	$106,852	$—	$—
Restricted cash	2,114	2,114	—	—

	$108,966	$108,966	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$84,611	$84,611	$—	$—
Restricted cash	2,339	2,339	—	—
Marketable securities (1)	7,158	—	—	7,158
ARS put option rights (2)	548	—	—	548

	$94,656	$86,950	$—	$7,706

(1)	Marketable securities consist of ARS.

(2)	ARS put option rights are included in other current assets.
On June 30, 2010, the earliest date allowable under the Rights Agreement, the Company exercised its ARS put option rights and put its ARS back to UBS, resulting in a net loss of $6, which is included in other income (expense) for the six months ended September 30, 2010. The ARS were sold and settled on July 1, 2010 at 100% of the $7,700 par value. The Company recorded unpaid interest of $83 from the ARS for the six months ended September 30, 2010. The Company has no outstanding ARS or ARS put option rights at September 30, 2010.
The following table presents activity in the Company’s assets measured at fair value using significant unobservable inputs (Level 3), as defined by ASC 820, as of and for the six months ended September 30, 2010:

Balance at March 31, 2010	$7,706
Transfer in/(out) of Level 3	—
Proceeds from sale (at par)	(7,700)
Recognized loss	(6)

Balance at September 30, 2010	$—

Non-Recurring Fair Value Measurements
The Company has certain assets, including inventories, tangible fixed assets, goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. During the six months ended September 30, 2010, there were no adjustments to fair value of such assets.
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
3. Composition of Certain Financial Statement Captions
Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance.

	September 30,	March 31,
	2010	2010
Accounts receivable, excluding undelivered software, maintenance and services	$78,632	$72,500
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	39,940	39,447

Accounts receivable, gross	118,572	111,947

Allowance for doubtful accounts	(6,066)	(4,489)

Accounts receivable, net	$112,506	$107,458

Inventories are summarized as follows:

	September 30,	March 31,
	2010	2010
Computer systems and components, net of reserve for obsolescence of $237	$1,474	$1,322
Miscellaneous parts and supplies	9	18

Inventories, net	$1,483	$1,340

Equipment and improvements are summarized as follows:

	September 30,	March 31,
	2010	2010
Computer and electronic test equipment	$20,530	$18,599
Furniture and fixtures	5,383	5,136
Leasehold improvements	2,057	1,969

	27,970	25,704
Accumulated depreciation and amortization	(19,242)	(17,272)

Equipment and improvements, net	$8,728	$8,432

Current and non-current deferred revenue are summarized as follows:

	September 30,	March 31,
	2010	2010
Maintenance	$11,500	$13,242
Implementation services	42,805	38,137
Annual license services	7,394	8,214
Undelivered software and other	4,038	4,516

Deferred revenue	$65,737	$64,109

Deferred revenue, net of current	$797	$474

Accrued compensation and related benefits are summarized as follows:

	September 30,	March 31,
	2010	2010
Payroll, bonus and commission	$2,107	$4,185
Vacation	4,881	4,766

Accrued compensation and related benefits	$6,988	$8,951

Other current liabilities are summarized as follows:

	September 30,	March 31,
	2010	2010
Contingent consideration related to acquisition	$4,876	$5,275
Users Group Meeting (UGM) deposits	2,461	8
Care services liabilities	2,113	2,336
Accrued EDI expense	2,077	2,000
Accrued royalties	897	926
Customer deposits	913	1,036
Sales tax payable	557	506
Outside commission payable	535	468
Professional services	472	391
Deferred rent	734	641
Self insurance reserve	444	516
Other accrued expenses	2,947	2,117

Other current liabilities	$19,026	$16,220

4. Business Combinations
On February 10, 2010, the Company acquired Opus, a provider of clinical information systems to the small hospital inpatient market, and on August 12, 2009, the Company acquired Sphere, a provider of financial information systems to the small hospital inpatient market.
The Company accounted for these acquisitions as a purchase business combination as defined in FASB ASC Topic 805, Business Combinations, or ASC 805. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. For additional disclosures regarding the Opus and Sphere acquisitions, refer to Note 5, “Business Combinations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

5. Goodwill
In accordance with ASC 350-20, the Company does not amortize goodwill as the goodwill has been determined to have an indefinite useful life.
Goodwill consists of the following:

	September 30,	March 31,
	2010	2010
NextGen Division
Opus Healthcare Solutions, Inc.	$13,005	$13,005
NextGen Inpatient Solutions, LLC	1,020	1,020
NextGen Healthcare Information Systems, Inc.	1,840	1,840

Total NextGen Division goodwill	15,865	15,865

Practice Solutions Division
Practice Management Partners, Inc.	19,485	19,485
Healthcare Strategic Initiatives	10,839	10,839

Total Practice Solutions Division goodwill	30,324	30,324

Total goodwill	$46,189	$46,189

6. Intangible Assets
The Company had the following intangible assets, other than capitalized software development costs, with determinable lives as of September 30, 2010:

	Customer		Software
	Relationships	Trade Name	Technology	Total
Gross carrying amount	$10,206	$637	$12,119	$22,962
Accumulated amortization	(3,069)	(349)	(994)	(4,412)

Net intangible assets	$7,137	$288	$11,125	$18,550

Activity related to the intangible assets for the six months ended September 30, 2010 is as follows:

	Customer		Software
	Relationships	Trade Name	Technology	Total
Balance as of April 1, 2010	$7,849	$368	$11,928	$20,145
Amortization (1)	(712)	(80)	(803)	(1,595)

Balance as of September 30, 2010	$7,137	$288	$11,125	$18,550

(1)	Amortization of the customer relationships and trade name intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software, hardware and supplies.
The following table represents the remaining estimated amortization of intangible assets with determinable lives as of September 30, 2010:

For the year ended March 31, 2011 (remaining six months)	$1,660
2012	3,320
2013	3,184
2014	3,055
2015 and beyond	7,331

Total	$18,550

7. Capitalized Software Costs
The Company had the following amounts related to capitalized software development costs:

	September 30,	March 31,
	2010	2010
Gross carrying amount	$47,135	$41,429
Accumulated amortization	(33,336)	(29,883)

Net capitalized software costs	$13,799	$11,546

Activity related to net capitalized software costs for the six months ended September 30, 2010 is as follows:

Balance as of April 1, 2010	$11,546
Capitalized	5,706
Amortization	(3,453)

Balance as of September 30, 2010	$13,799

The following table represents the remaining estimated amortization of capitalized software costs as of September 30, 2010:

For the year ended March 31, 2011 (remaining six months)	$3,490
2012	5,554
2013	3,622
2014	1,133

Total	$13,799

8. Share-Based Awards
Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of September 30, 2010, there were 281,834 outstanding options related to this Plan.
In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of Common Stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of September 30, 2010, there were 502,852 outstanding options and 1,780,394 shares available for future grant related to this Plan.

Activity of all stock option plans during the six months ended September 30, 2010 is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, April 1, 2010	871,963	$43.15	4.5	$15,945
Granted	45,000	$56.95	7.7
Exercised	(75,548)	$37.34	2.6	$2,189
Forfeited/Canceled	(56,729)	$56.00	6.6

Outstanding, September 30, 2010	784,686	$43.58	4.2	$17,836

Vested and expected to vest, September 30, 2010	768,603	$43.42	4.1	$17,591

Exercisable, September 30, 2010	311,122	$33.39	2.1	$10,243

The Company utilized the Black-Scholes valuation model for estimating the fair value of share-based compensation after the adoption of ASC 718 with the following assumptions:

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Expected life	4.2 years	4.4 years
Expected volatility	44.3% - 44.7%	47.7% - 48.7%
Expected dividends	2.1% - 2.2%	1.9% - 2.3%
Risk-free rate	1.6% - 2.1%	2.4% - 2.5%
The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2010 was $18.22 per share. The expected dividend yield is the average dividend rate during a period equal to the expected life of the option.
During the six months ended September 30, 2010 and 2009, 45,000 and 30,000 options were granted, respectively, under the 2005 Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 2.4% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.
On August 3, 2010, the Board of Directors granted a total of 5,000 options under the Company’s 2005 Plan to a selected employee at an exercise price equal to the market price of the Company’s Common Stock on the date of grant ($55.24 per share). The options vest in five equal annual installments beginning August 3, 2011 and expire on August 3, 2018.
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
Compensation expense associated with the performance based awards under the Company’s 2011 incentive plan are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and recorded stock compensation expense related to the performance based awards of approximately $128 during the six months ended September 30, 2010 using the following assumptions:

Six Months
Ended
September 30,
2010
Expected life	4.2 years
Expected volatility	44.4%
Expected dividends	2.1%
Risk-free rate	1.8%
Non-vested stock option award activity, including employee stock options and performance-based awards, for the six months ended September 30, 2010, is summarized as follows:

		Weighted-
		Average
	Non-Vested	Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2010	610,836	$15.26
Granted	45,000	$18.22
Vested	(125,543)	$12.01
Forfeited/Canceled	(56,729)	$19.13

Outstanding, September 30, 2010	473,564	$15.93

As of September 30, 2010, $5,822 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 5.5 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2010 and 2009 was $1,508 and $1,457, respectively.
Restricted Stock Units
On May 27, 2009, the Board of Directors approved its Outside Director Compensation Plan, whereby each non-employee Director is to be awarded shares of restricted stock units upon election or re-election to the Board. The restricted stock units are awarded under the 2005 Plan. Such restricted stock units vest in two equal, annual installments on the first and second anniversaries of the grant date and are nontransferable for one year following vesting. Upon each vesting of the award, one share of Common Stock shall be issued for each restricted stock unit. The weighted-average grant date fair value of $54.26 for the restricted stock units was estimated using the market price of its Common Stock on the date of grant. The fair value of these restricted stock units is amortized on a straight-line basis over the vesting period.

As of September 30, 2010, 17,146 restricted stock units were issued and approximately $220 of compensation expense was recorded under this Plan during the six months ended September 30, 2010. Restricted stock units award activity for the six months ended September 30, 2010, is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2010	8,000	$53.86
Granted	9,146	$54.62
Vested	(5,698)	$54.43

Outstanding, September 30, 2010	11,448	$54.18

As of September 30, 2010, $574 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted-average period of 1.6 years. This amount does not include the cost of new restricted stock units that may be granted in future periods.
9. Income Taxes
The provision for income taxes for the six months ended September 30, 2010 was approximately $14,576 as compared to approximately $12,964 for the year ago period. The effective tax rates for the six months ended September 30, 2010 and 2009 were 36.4% and 36.9%, respectively. The provision for income taxes for the six months ended September 30, 2010 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, the qualified production activities deduction and state research and development tax credits. The effective rate for the six months ended September 30, 2010 decreased from the prior year primarily due to fluctuations in the state effective tax rate and increased benefits from the qualified production activities deduction, offset by the expiration of the federal research and development tax credit statute, which occurred at the end of the fourth quarter of fiscal year 2010 and therefore was not included in the provision for the six months ended September 30, 2010.
Uncertain tax positions
As of September 30, 2010, the Company has provided a liability of $659 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, $659 would impact the Company’s effective tax rate. The reserve for the six months ended September 30, 2010 increased from the year ago period by $602 due to the addition of prior year tax positions of acquired companies.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income	$13,430	$11,820	$25,522	$22,166

Basic net income per share:
Weighted-average shares outstanding — Basic	28,935	28,597	28,915	28,545

Basic net income per common share	$0.46	$0.41	$0.88	$0.78

Net income	$13,430	$11,820	$25,522	$22,166

Diluted net income per share:
Weighted-average shares outstanding — Basic	28,935	28,597	28,915	28,545
Effect of potentially dilutive securities	143	145	151	172

Weighted-average shares outstanding — Diluted	29,078	28,742	29,066	28,717

Diluted net income per common share	$0.46	$0.41	$0.88	$0.77

The computation of diluted net income per share does not include 284,000 and 268,000 options for the three and six months ended September 30, 2010, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
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

The accounting policies of the Company’s operating segments are the same as those described in Note 1 of our Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management.
Operating segment data is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenue:
QSI Dental Division	$4,646	$4,250	$9,998	$8,106
NextGen Division	64,758	56,327	130,588	108,757
Practice Solutions Division	12,053	11,121	23,798	21,473

Consolidated revenue	$81,457	$71,698	$164,384	$138,336

Operating income:
QSI Dental Division	$967	$901	$2,558	$1,565
NextGen Division	23,945	20,545	46,734	39,639
Practice Solutions Division	1,277	1,252	1,464	1,537
Unallocated corporate expense	(5,366)	(4,085)	(10,906)	(7,806)

Consolidated operating income	$20,823	$18,613	$39,850	$34,935

Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.
All of the recorded goodwill at September 30, 2010 relates to the Company’s NextGen Division and Practice Solutions Division. As a result of the reorganization discussed above, the goodwill relating to the fiscal year 2009 acquisitions of HSI and PMP is now recorded in the Practice Solutions Division. The goodwill relating to the acquisitions of Opus and Sphere is recorded in the NextGen Division.
12. Concentration of Credit Risk
The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2010. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.
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
14. Subsequent Events
On October 25, 2010, the Board of Directors approved a quarterly cash dividend of $0.30 per share on the Company’s outstanding shares of Common Stock, payable to shareholders of record as of December 17, 2010 with an expected distribution date on or about January 5, 2011.

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
Our MD&A is organized as follows:
•	Management Overview. This section provides a general description of our Company and operating segments, a discussion as to how we derive our revenue, background information on certain trends and developments affecting our Company, a summary of our acquisition transactions and a discussion on management’s strategy for driving revenue growth.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1 of our Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in this Quarterly Report on Form 10-Q.

•	Company Overview. This section provides a more detailed description of our Company, operating segments, products and services offered.

•	Overview of Results of Operations and Results of Operations by Operating Divisions. These sections provide our analysis and outlook for the significant line items on our consolidated statements of income, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating division basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows.

•	New Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our Company or may be adopted in the future.
Management Overview
Quality Systems, Inc., including its wholly-owned subsidiaries, is comprised of the QSI Dental Division; the NextGen Division, which consists of NextGen Healthcare Information Systems, Inc. (“NextGen”), NextGen Inpatient Solutions, LLC (“Sphere”) and Opus Healthcare Solutions, Inc. (“Opus”); and the Practice Solutions Division, which consists of Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”) and Practice Management Partners, Inc. (“PMP”) (collectively, the “Company”, “we”, “our”, or “us”). The Company develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers, and medical and dental schools. The Company also provides revenue cycle management (“RCM”) services through the Practice Solutions Division.
The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. We continue to see organizations that are doing fairly well operationally; however, some organizations with a large dependency on Medicaid populations are being impacted by the challenging financial condition of the many state governments in whose jurisdictions they conduct business. A positive factor for U.S. healthcare is the fact that the Obama Administration is pursuing broad healthcare reform aimed at improving issues surrounding healthcare. The American Recovery and Reinvestment Act (“ARRA”), which became law on February 17, 2009, includes more than $20 billion to help healthcare organizations modernize operations through the acquisition of health care information technology. As we closed the second quarter on September 30, 2010, the Certification Commission for Health Information Technology (CCHIT®) announced that our EHR solution was certified as a Complete EHR and 2011/2012 compliant. This came on the heels of the Stage 1

Meaningful Use definition criteria revealed in July 2010. With the lifting of the many uncertainties, which has impacted software revenue, we believe we are well positioned to aid physicians and hospitals with their EHR decisions as they prepare to make incentive-based purchases.
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
Company Overview
The Company is comprised of the QSI Dental Division, the NextGen Division, and the Practice Solutions Division. Operationally, HSI and PMP are considered and administered as part of the Practice Solutions Division, while Opus and Sphere operate under the NextGen Division. We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as PHOs and MSOs, ambulatory care centers, community health centers, and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as RCM and EDI. Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.
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

Historically, the Company has operated principally through two operating divisions: QSI Dental Division and NextGen Division. Through our acquisitions of HSI and PMP in 2008, we continued to strengthen our RCM service offerings. During fiscal year 2010, as a result of certain organizational changes, the composition of the Company’s NextGen Division was revised to exclude the former NextGen Practice Solutions unit and the Company’s RCM entities (HSI and PMP), both of which are now administered and aggregated in the Company’s Practice Solutions Division. Following the reorganization, the Company now operates three reportable operating segments (not including Corporate), comprised of the NextGen Division, the QSI Dental Division and the Practice Solutions Division. Accordingly, our results for the three and six months ended September 30, 2009 have been re-casted to reflect this change.
The following table breaks down our reported segment revenue and segment revenue growth by division for the three and six months ended September 30, 2010 and 2009:

	Segment Revenue Breakdown				Segment Revenue Growth
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
QSI Dental Division	5.7%	5.9%	6.1%	5.9%	9.3%	3.3%	23.3%	(0.9)%
NextGen Division	79.5%	78.6%	79.4%	78.6%	15.0%	2.7%	20.1%	2.6%
Practice Solutions Division	14.8%	15.5%	14.5%	15.5%	8.4%	N/A	10.8%	N/A

Consolidated	100.0%	100.0%	100.0%	100.0%	13.6%	21.6%	18.8%	21.1%

The QSI Dental Division, co-located with our Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize its UNIX® based medical practice management software product and its Software as a Service, or SaaS model, based NextDDS financial and clinical software.
The QSI Dental Division’s practice management software suite utilizes a UNIX® operating system. Its Clinical Product Suite (“CPS”) utilizes a Windows NT® operating system and can be fully integrated with the practice management software from each Division. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The Division develops, markets, and manages our EDI/connectivity applications. Our QSInet Application Service Provider (“ASP/Internet”) offering is also developed and marketed by the Division.
In July 2009, we licensed source code from PlanetDDS, Inc. that allows us to deliver hosted, web-based SaaS model practice management and clinical software solutions to the dental industry. This new software solution (NextDDS) is being marketed primarily to the multi-location dental group practice market in which the Division has historically been a dominant player. NextDDS brings the QSI Dental Division to the forefront of the emergence of internet based applications and cloud computing and represents a significant growth opportunity for the Division to sell both to its existing customer base as well as new customers.
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
The Practice Solutions Division, with locations in St. Louis, Missouri and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services, primarily billing and collection services for medical practices. This Division combines a web-delivered SaaS model and the NextGenepm software platform to execute its service offerings. We intend to transition our customer base onto the NextGen platform. The Practice Solutions Division provides technology solutions and consulting services to cover the full spectrum of providers’ revenue cycle needs from patient access to claims denials.
The Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing and branding. The three Divisions share the resources of our “corporate office,” which includes a variety of accounting and other administrative functions. Additionally, there are a small but growing number of clients who are simultaneously utilizing software or services from more than one of our three Divisions.

The QSI Dental and NextGen Divisions develop and market practice management software that is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include scheduling and billing capabilities. It is important to note that in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices. Therefore, we actively compete for the replacement market.
In addition, the QSI Dental and NextGen Divisions develop and market software that automates the patient record. Therefore, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems.
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

Overview of Our Results
▪	Consolidated revenue increased 18.8% and income from operations grew by 14.4% in the six months ended September 30, 2010 versus the same period in 2009. For the six months ended September 30, 2010, revenue was positively impacted by growth in recurring revenue, including maintenance, EDI and RCM revenue, which grew 23.1%, 17.4% and 22.7%, respectively.
▪	Income from operations was negatively impacted by amortization of the software technology intangible asset related to the Opus acquisition that is included in cost of sales, higher selling, general and administrative expenses, which was primarily a result of increased headcount expenses and selling related expenses at the NextGen Division, business integration expenses at the Practice Solution Division as well as higher corporate related expenses and increased research and development costs.
▪	We do not believe the revenue mix changes noted above represent a change in the overall purchasing environment. On top of the potential benefits from the ARRA, we have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, as well as increased adoption rates for electronic health records and other technology in the healthcare arena.
▪	While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the current economic environment, combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records, makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.
NextGen Division
▪	NextGen Division revenue increased 20.1% in the six months ended September 30, 2010 and divisional operating income (excluding unallocated corporate expenses) increased 17.9% as compared to the prior year period. Organic revenue growth in the NextGen Division was 13.4% for the six months ended September 30, 2010.
▪	The acquisitions of Opus and Sphere in fiscal year 2010 added approximately $7.0 million in revenue for the six months ended September 30, 2010 as compared to the same period a year ago.
▪	Recurring revenue, consisting of maintenance and EDI revenue, increased 23.5% to $66.7 million from $54.0 million in the same period a year ago and accounted for 51.1% of total NextGen Division revenue during the six months ended September 30, 2010. In the same period a year ago, recurring revenue represented 49.7% of total divisional revenue.
▪	During the six months ended September 30, 2010, we added staffing resources and increased our investment in research and development in anticipation of future growth from the ARRA. Our goals include taking maximum advantage of future benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, integrating our inpatient and ambulatory software products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers, expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the Practice Solutions Division and the recently acquired acute care software product lines.
▪	The NextGen Division’s growth has come in part from investments in sales and marketing activities including a revamped NextGen.com Web site, new NextGen logo, new marketing campaigns, trade show attendance, and other expanded advertising and marketing expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenehr and NextGenepm software products and more recently in 2010 for its NextGen HIE product. Further, the increasing acceptance of electronic records technology in the healthcare industry continues to provide growth opportunities.
QSI Dental Division
▪	QSI Dental Division revenue increased 23.3% in the six months ended September 30, 2010 and divisional operating income (excluding unallocated corporate expenses) increased 63.5% as compared to the prior year period.
▪	An increase in system sales revenue was the chief contributor to the operating income results in the six months ended September 30, 2010.
▪	In July 2009, we licensed source code from PlanetDDS, Inc. that allows us to deliver hosted, web-based SaaS practice management and clinical software solutions to the dental industry. This new software solution (NextDDS) is being be marketed primarily to the multi-location dental group practice market in which the QSI Dental Division has historically been a dominant player. NextDDS brings the QSI Dental Division to the forefront of the emergence of internet based applications and cloud computing and represents a significant growth opportunity for us to sell both to our existing customer base as well as new customers.
▪	Our goal for the QSI Dental Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new NextDDS product. The QSI Dental Division also intends to leverage the NextGen Division’s sales force to sell its dental electronic medical records software to practices that provide both medical and dental services such as Federal Qualified Health Centers, which are receiving grants as part of the ARRA.
Practice Solutions Division
▪	Practice Solutions Division revenue increased 10.8% in the six months ended September 30, 2010 and divisional operating income (excluding unallocated corporate expenses) decreased 4.7% as compared to the prior year period. The Practice Solutions Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division customers.
▪	Operating income as a percentage of revenue declined to approximately 6.2% of revenue in the six months ended September 30, 2010 versus 7.2% of revenue in the prior year period primarily as a result of a smaller amount of software sales to RCM customers compared to the prior year period as well as costs related to transitioning to the NextGen platform including training of staff and initial set up and other costs related to achieving higher production volumes as well as integration expenses related to consolidating the operations of the two entities that make up the Practice Solutions Division.

The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
(Unaudited)	2010	2009	2010	2009
Revenues:
Software, hardware and supplies	25.0%	31.9%	27.5%	29.4%
Implementation and training services	5.5	4.7	5.4	4.9

System sales	30.5	36.6	32.8	34.3

Maintenance	33.8	30.0	32.3	31.2
Electronic data interchange services	12.5	12.3	12.1	12.3
Revenue cycle management and related services	13.7	12.4	13.4	12.9
Other services	9.5	8.8	9.4	9.3

Maintenance, EDI, RCM and other services	69.5	63.4	67.2	65.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	5.8	5.2	6.6	4.7
Implementation and training services	4.3	4.6	3.9	4.5

Total cost of system sales	10.0	9.8	10.6	9.1

Maintenance	4.0	4.5	4.1	4.5
Electronic data interchange services	8.3	8.6	8.2	8.7
Revenue cycle management and related services	10.1	9.6	10.0	9.7
Other services	4.6	7.0	4.9	7.1

Total cost of maintenance, EDI, RCM and other services	27.0	29.7	27.1	30.1

Total cost of revenue	37.0	39.5	37.7	39.2

Gross profit	63.0	60.5	62.3	60.8

Operating expenses:
Selling, general and administrative	30.5	28.0	31.1	29.0
Research and development costs	6.4	6.1	6.5	6.0
Amortization of acquired intangible assets	0.5	0.5	0.5	0.5

Total operating expenses	37.5	34.6	38.0	35.6

Income from operations	25.6	26.0	24.2	25.3

Interest income	0.2	0.1	0.1	0.1
Other income, net	0.1	0.0	0.0	0.0

Income before provision for income taxes	25.8	26.0	24.4	25.4
Provision for income taxes	9.3	9.6	8.9	9.4

Net income	16.5%	16.5%	15.5%	16.0%

Comparison of the Three Months Ended September 30, 2010 and September 30, 2009
Net Income. The Company’s net income for the three months ended September 30, 2010 was $13.4 million or $0.46 per share on a basic and fully diluted basis. In comparison, we earned $11.8 million or $0.41 per share on a basic and fully diluted basis for the three months ended September 30, 2009. The increase in net income for the three months ended September 30, 2010 was achieved primarily through the following:
•	a 13.6% increase in consolidated revenue, including an increase of $8.4 million in revenue from our NextGen Division, an increase of $0.4 million from our QSI Dental Division, and an increase of $0.9 million in revenue from our Practice Solutions Division;
•	a 15.0% increase in NextGen Division revenue, which accounted for 79.5% of consolidated revenue; and
•	an increase of recurring revenue, including RCM, maintenance, and EDI revenue, offset by an increase in selling, general and administrative expenses as a percentage of revenue related to higher selling, general and corporate expenses.

Revenue. Revenue for the three months ended September 30, 2010 increased 13.6% to $81.5 million from $71.7 million for the three months ended September 30, 2009. NextGen Division revenue increased 15.0% to $64.8 million from $56.3 million in the three months ended September 30, 2009, while QSI Dental Division revenue increased 9.3% during that same period to $4.6 million from $4.3 million and Practice Solutions Division revenue increased 8.4% during that same period to $12.1 million from $11.1 million.
System Sales. Revenue earned from Company-wide sales of systems for the three months ended September 30, 2010 decreased 5.2% to $24.9 million from $26.2 million in the prior year period.
Our decrease in revenue from sales of systems was principally the result of a decrease in software revenue. Software revenue has been negatively impacted by uncertainty over the final rules surrounding incentives provided under the ARRA.
The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division (in thousands):

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales
Three months ended September 30, 2010
QSI Dental Division	$565	$388	$271	$1,224
NextGen Division	17,571	1,799	4,139	23,509
Practice Solutions Division	45	7	89	141

Consolidated	$18,181	$2,194	$4,499	$24,874

Three months ended September 30, 2009
QSI Dental Division	$557	$204	$145	$906
NextGen Division	18,744	2,278	3,110	24,132
Practice Solutions Division	1,073	—	125	1,198

Consolidated	$20,374	$2,482	$3,380	$26,236

NextGen Division software license revenue decreased 6.3% in the three months ended September 30, 2010 versus the same period last year. The Division’s software revenue accounted for 74.7% of divisional system sales revenue during the three months ended September 30, 2010, compared to 77.7% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division. The Opus acquisition, which closed in February 2010, contributed approximately $0.9 million to the NextGen Division’s software license revenue during the three months ended September 30, 2010.
During the three months ended September 30, 2010, 7.7% of the NextGen Division’s system sales revenue was represented by hardware and third party software compared to 9.4% during same period a year ago. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of our customers.
Implementation and training revenue related to system sales at the NextGen Division increased 33.1% in the three months ended September 30, 2010 compared the prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended September 30, 2010 versus the same period in 2009 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.
For the QSI Dental Division, total system sales increased $0.3 million, or 35.1%, to $1.2 million in the three months ended September 30, 2010 as compared to $0.9 million the prior year period. Systems sales in the QSI Dental Division were positively impacted by greater joint sales of dental and medical software to Federally Qualified Health Centers. In addition, the Division began selling the SaaS based NextDDS product during fiscal year 2010.
For the Practice Solutions Division, total system sales decreased by 88.2% in the three months ended September 30, 2010 as compared to the prior year period. Systems sales revenue within the Practice Solutions Division is composed of sales to existing RCM customers only and can fluctuate given the size of the current customer base of the Practice Solutions Division.

Maintenance, EDI, RCM and Other Services. For the three months ended September 30, 2010, Company-wide revenue from maintenance, EDI, RCM and other services grew 24.5% to $56.6 million from $45.5 million in the prior year period. The increase in this category resulted primarily from an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the Practice Solutions Division. Total NextGen Division maintenance revenue for the three months ended September 30, 2010 grew 30.4% to $25.7 million from $19.7 million in the same prior year period while EDI revenue grew 17.9% to $8.9 million compared to $7.5 million during the same prior year period. Other services revenue for the NextGen Division for the three months ended September 30, 2010, which consists primarily of third party annual software license renewals, follow-on training hours, consulting services and hosting services, increased 34.6% to $6.7 million from $5.0 million in the same prior year period, primarily due to increases in third party annual software licenses, consulting services and hosting services revenue. QSI Dental Division maintenance, EDI and other revenue remained consistent at $3.4 million in the three months ended September 30, 2010 as compared to $3.3 million in the three months ended September 30, 2009. For the three months ended September 30, 2010, RCM revenue grew $2.3 million to $11.2 million compared to $8.9 million in the prior year period.
The following table details maintenance, EDI, RCM, and other services revenue by category for the three months ended September 30, 2010 and 2009 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three months ended September 30, 2010
QSI Dental Division	$1,821	$1,291	$—	$310	$3,422
NextGen Division	25,668	8,851	—	6,730	41,249
Practice Solutions Division	40	—	11,175	697	11,912

Consolidated	$27,529	$10,142	$11,175	$7,737	$56,583

Three months ended September 30, 2009
QSI Dental Division	$1,786	$1,288	$—	$271	$3,345
NextGen Division	19,687	7,508	—	4,999	32,194
Practice Solutions Division	2	—	8,888	1,033	9,923

Consolidated	$21,475	$8,796	$8,888	$6,303	$45,462

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter, existing customers who have purchased additional licenses, and our relative success in retaining existing maintenance customers as well as a recent price increase during the quarter ended September 30, 2010. NextGen’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. The growth in RCM revenue has come from new customers that have been acquired from cross selling opportunities with the NextGen customer base. We intend to continue to promote maintenance, EDI and RCM services to both new and existing customers.
Cost of Revenue. Cost of revenue for the three months ended September 30, 2010 increased 6.4% to $30.1 million from $28.3 million in the three months ended September 30, 2009 and the cost of revenue as a percentage of revenue decreased to 37.0% from 39.5% due to the fact that the rate of growth in cost of revenue grew slower than the aggregate revenue growth rate for the Company.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	%	2009	%
QSI Dental Division
Revenue	$4,646	100.0%	$4,250	100.0%
Cost of revenue	2,255	48.5%	1,818	42.8%

Gross profit	$2,391	51.5%	$2,432	57.2%

NextGen Division
Revenue	$64,758	100.0%	$56,327	100.0%
Cost of revenue	19,403	30.0%	19,273	34.2%

Gross profit	$45,355	70.0%	$37,054	65.8%

Practice Solutions Division
Revenue	$12,053	100.0%	$11,121	100.0%
Cost of revenue	8,470	70.3%	7,220	64.9%

Gross profit	$3,583	29.7%	$3,901	35.1%

Consolidated
Revenue	$81,457	100.0%	$71,698	100.0%
Cost of revenue	30,128	37.0%	28,311	39.5%

Gross profit	$51,329	63.0%	$43,387	60.5%

Gross profit margins at the NextGen Division for the three months ended September 30, 2010 increased to 70.0% compared to 65.8% for the three months ended September 30, 2009 because approximately $1.1 million of hardware and third party software revenue was on backorder and not recognized. Gross profit margins at the QSI Dental Division for the three months ended September 30, 2010 decreased to 51.5% from 57.2% for the three months ended September 30, 2009 primarily as a result of a higher percentage of payroll and related benefits in the three months ended September 30, 2010 as compared to the same period a year ago. Gross margin in the Practice Solutions Division decreased to 29.7% for the three months ended September 30, 2010 as compared to 35.1% in the prior year period because the prior year period gross margin was positively impacted by $1.2 million of software license sales as compared to $0.1 million of software sales recorded in the three months ended September 30, 2010.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended September 30, 2010 and 2009:

	Hardware,	Payroll and
	Third Party	Related			Total Cost
	Software	Benefits	EDI	Other	of Revenue	Gross Profit
Three months ended September 30, 2010
QSI Dental Division	7.5%	19.1%	13.2%	8.7%	48.5%	51.5%
NextGen Division	2.5%	11.5%	8.2%	7.8%	30.0%	70.0%
Practice Solutions Division	0.1%	43.2%	0.0%	27.0%	70.3%	29.7%

Consolidated	2.5%	16.6%	7.3%	10.6%	37.0%	63.0%

Three months ended September 30, 2009
QSI Dental Division	7.6%	13.6%	16.9%	4.7%	42.8%	57.2%
NextGen Division	4.4%	12.6%	10.5%	6.7%	34.2%	65.8%
Practice Solutions Division	0.0%	41.9%	0.0%	23.0%	64.9%	35.1%

Consolidated	3.9%	18.4%	8.6%	8.6%	39.5%	60.5%

The decrease in our consolidated cost of revenue as a percentage of revenue between the three months ended September 30, 2010 and 2009 is primarily attributable to lower consolidated hardware and third party software expense, payroll and related benefits expense, and lower EDI costs as a percentage of revenue. Other expense, which primarily consists of third party annual license and hosting costs, increased to 10.6% of total revenue during the three months ended September 30, 2010 as compared to 8.6% for the same period a year ago.
During the three months ended September 30, 2010, hardware and third party software constituted a lower portion of cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of our customers.
Our payroll and benefits expense associated with delivering our products and services decreased to 16.6% of consolidated revenue in the three months ended September 30, 2010 compared to 18.4% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $12.3 million in the three months ended September 30, 2009 to $13.5 million in the three months ended September 30, 2010, an increase of 9.6%, or approximately $1.2 million. Of the $1.2 million increase, approximately $0.5 million of the increase is related to the Practice Solutions Division. RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. For the NextGen Division, an increase of approximately $0.4 million was related to increased headcount and payroll and benefits expense associated with delivering products and services. Payroll and benefits expense associated with delivering products and services in the QSI Dental Division increased $0.3 million from $0.6 million in the three months ended September 30, 2009 to $0.9 million in the three months ended September 30, 2010.
As a result of the foregoing events and activities, the gross profit percentage for the Company increased for the three months ended September 30, 2010 versus the prior year period.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2010 increased 23.8% to $24.8 million as compared to $20.1 million for the prior year period. The increase in these expenses resulted primarily from:
•	$3.6 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$0.9 million increase due to a full quarter of selling and administrative expenses from Opus, which was acquired on February 10, 2010; and

•	$0.3 million net increase in other selling and administrative expenses.
Share-based compensation expense was approximately $0.7 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 28.0% in the three months ended September 30, 2009 to 30.5% in the three months ended September 30, 2010.
We do not anticipate significant increases in expenditures for trade shows, advertising and the employment of additional sales and administrative staff at the NextGen Division until additional revenue growth is achieved. We anticipate future increases in corporate expenditures being made in a wide range of areas including professional services and investments in system applications across the Company. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general and administrative expenses as a percentage of revenue.
Research and Development Costs. Research and development costs for the three months ended September 30, 2010 and 2009 were $5.2 million and $4.3 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen Division product line. The Opus and Sphere acquisitions added $0.5 million in research and development expenses during the period ended September 30, 2010. Additions to capitalized software costs offset increases in research and development costs. For the three months ended September 30, 2010, $3.2 million was added to capitalized software costs while $1.5 million was capitalized during the three months ended September 30, 2009 as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA. Research and development costs as a percentage of revenue increased to 6.4% in the three months ended September 30, 2010 from 6.1% for the same period in 2009. Research and development expenses are expected to continue at or above current dollar levels. The application of ASC 718 did not have a significant effect to research and development costs in the three months ended September 30, 2010 and 2009.
Interest and Other Income. Interest and other income for the three months ended September 30, 2010 and 2009 were $0.2 million and $0.1 million, respectively. Interest and other income consist primarily of dividends and interest earned on our investments.
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

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2010 was approximately $7.6 million as compared to approximately $6.9 million for the corresponding period a year ago. The effective tax rates were 36.1% and 36.7% for the three months ended September 30, 2010 and 2009, respectively. The effective rate for the three months ended September 30, 2010 decreased from the prior year primarily due to fluctuations in the state effective tax rate and increased benefits from the qualified production activities deduction, offset by the expiration of the federal research and development tax credit statute, which occurred at the end of the fourth quarter of fiscal year 2010 and therefore was not included in the provision for the three months ended September 30, 2010.
Comparison of the Six Months Ended September 30, 2010 and September 30, 2009
Net Income. The Company’s net income for the six months ended September 30, 2010 was $25.5 million or $0.88 per share on a basic and fully diluted basis. In comparison, we earned $22.2 million or $0.78 per share on a basic and $0.77 per share on a fully diluted basis for the six months ended September 30, 2009. The increase in net income for the six months ended September 30, 2010 was achieved primarily through the following:
•	a 18.8% increase in consolidated revenue, including an increase of $21.8 million in revenue from our NextGen Division, an increase of $1.9 million from our QSI Dental Division, and an increase of $2.3 million in revenue from our Practice Solutions Division;
•	a 20.1% increase in NextGen Division revenue, which accounted for 79.4% of consolidated revenue; and
•	an increase of recurring revenue, including RCM, maintenance, and EDI revenue, offset by an increase in selling, general and administrative expenses and research and development costs.
Revenue. Revenue for the six months ended September 30, 2010 increased 18.8% to $164.4 million from $138.3 million for the six months ended September 30, 2009. NextGen Division revenue increased 20.1% to $130.6 million from $108.8 million in the six months ended September 30, 2009, while QSI Dental Division revenue increased 23.3% during that same period to $10.0 million from $8.1 million and Practice Solutions Division revenue increased 10.8% during that same period to $23.8 million from $21.5 million.
System Sales. Revenue earned from Company-wide sales of systems for the six months ended September 30, 2010 increased 13.6% to $53.9 million from $47.5 million in the prior year period.
Our increase in revenue from sales of systems was principally the result of a 13.4% increase in category revenue at our NextGen Division, whose sales in this category increased from $44.4 million during the six months ended September 30, 2009 to $50.4 million during the six months ended September 30, 2010. This increase was driven by higher sales of software to both new and existing clients, as well as increases in hardware and third party software and implementation and training services revenue.
The following table breaks down our reported system sales into software, hardware, third party software, supplies, and implementation and training services components by division (in thousands):

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales
Six months ended September 30, 2010
QSI Dental Division	$1,439	$1,271	$507	$3,217
NextGen Division	37,181	5,035	8,159	50,375
Practice Solutions Division	198	7	141	346

Consolidated	$38,818	$6,313	$8,807	$53,938

Six months ended September 30, 2009
QSI Dental Division	$739	$457	$354	$1,550
NextGen Division	34,731	3,374	6,303	44,408
Practice Solutions Division	1,331	—	180	1,511

Consolidated	$36,801	$3,831	$6,837	$47,469

NextGen Division software license revenue increased 7.1% in the six months ended September 30, 2010 versus the same period last year. The Division’s software revenue accounted for 73.8% of divisional system sales revenue during the six months ended September 30, 2010, compared to 78.2% during the same period a year ago. Software license revenue growth continues to be an area of primary emphasis for the NextGen Division. The Opus acquisition, which closed in February 2010, contributed approximately $1.7 million to the NextGen Division’s software license revenue during the six months ended September 30, 2010.

During the six months ended September 30, 2010, 10.0% of the NextGen Division’s system sales revenue was represented by hardware and third party software compared to 7.6% during same period a year ago. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in the Division’s sales arrangements is typically at the request of our customers.
Implementation and training revenue related to system sales at the NextGen Division increased 29.4% in the six months ended September 30, 2010 compared the prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the six months ended September 30, 2010 versus the same period in 2009 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales.
For the QSI Dental Division, total system sales increased $1.6 million, or 107.5%, to $3.2 million in the six months ended September 30, 2010 as compared to $1.6 million the prior year period. Systems sales in the QSI Dental Division were positively impacted by greater joint sales of dental and medical software to Federally Qualified Health Centers. In addition, the Division began selling the SaaS based NextDDS product during fiscal year 2010.
For the Practice Solutions Division, total system sales decreased by 77.1% in the six months ended September 30, 2010 as compared to the prior year period. Systems sales revenue within the Practice Solutions Division is composed of sales to existing RCM customers only.
Maintenance, EDI, RCM and Other Services. For the six months ended September 30, 2010, Company-wide revenue from maintenance, EDI, RCM and other services grew 21.5% to $110.4 million from $90.9 million in the prior year period. The increase in this category resulted primarily from an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the Practice Solutions Division. Total NextGen Division maintenance revenue for the six months ended September 30, 2010 grew 24.7% to $49.3 million from $39.5 million in the same prior year period while EDI revenue grew 20.2% to $17.4 million compared to $14.5 million during the same prior year period. Other services revenue for the NextGen Division for the six months ended September 30, 2010, which consists primarily of third party annual software license renewals, follow-on training hours, consulting services and hosting services, increased 30.5% to $13.5 million from $10.3 million in the same prior year period, primarily due to increases in third party annual software licenses and hosting services revenue. QSI Dental Division maintenance, EDI and other revenue increased 3.4% to $6.8 million in the six months ended September 30, 2010 as compared to $6.6 million in the six months ended September 30, 2009. For the six months ended September 30, 2010, RCM revenue grew $4.0 million to $21.9 million compared to $17.9 million in the prior year period.
The following table details maintenance, EDI, RCM, and other services revenue by category for the six months ended September 30, 2010 and 2009 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Six months ended September 30, 2010
QSI Dental Division	$3,658	$2,515	$—	$608	$6,781
NextGen Division	49,329	17,391	—	13,493	80,213
Practice Solutions Division	78	—	21,947	1,427	23,452

Consolidated	$53,065	$19,906	$21,947	$15,528	$110,446

Six months ended September 30, 2009
QSI Dental Division	$3,567	$2,491	$—	$499	$6,557
NextGen Division	39,543	14,467	—	10,338	64,348
Practice Solutions Division	5	—	17,880	2,077	19,962

Consolidated	$43,115	$16,958	$17,880	$12,914	$90,867

The growth in maintenance revenue for the NextGen Division has come from new customers that have been added each quarter, existing customers who have purchased additional licenses, and our relative success in retaining existing maintenance customers as well as a recent price increase during the quarter ended September 30, 2010. NextGen’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. The growth in RCM revenue has come from new customers that have been acquired from cross selling opportunities with the NextGen customer base. We intend to continue to promote maintenance, EDI and RCM services to both new and existing customers.
Cost of Revenue. Cost of revenue for the six months ended September 30, 2010 increased 14.4% to $62.0 million from $54.2 million in the six months ended September 30, 2009 and the cost of revenue as a percentage of revenue decreased to 37.7% from 39.2% due to the fact that the rate of growth in cost of revenue grew slower than the aggregate revenue growth rate for the Company.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the six months ended September 30, 2010 and 2009 (in thousands):

	Six Months Ended September 30,
	2010	%	2009	%
QSI Dental Division
Revenue	$9,998	100.0%	$8,106	100.0%
Cost of revenue	4,647	46.5%	3,609	44.5%

Gross profit	$5,351	53.5%	$4,497	55.5%

NextGen Division
Revenue	$130,588	100.0%	$108,757	100.0%
Cost of revenue	40,467	31.0%	35,877	33.0%

Gross profit	$90,121	69.0%	$72,880	67.0%

Practice Solutions Division
Revenue	$23,798	100.0%	$21,473	100.0%
Cost of revenue	16,873	70.9%	14,714	68.5%

Gross profit	$6,925	29.1%	$6,759	31.5%

Consolidated
Revenue	$164,384	100.0%	$138,336	100.0%
Cost of revenue	61,987	37.7%	54,200	39.2%

Gross profit	$102,397	62.3%	$84,136	60.8%

Gross profit margins at the NextGen Division for the six months ended September 30, 2010 increased to 69.0% compared to 67.0% for the six months ended September 30, 2009 primarily due to improvements in EDI and hardware margins. Gross profit margins at the QSI Dental Division for the six months ended September 30, 2010 decreased to 53.5% from 55.5% for the six months ended September 30, 2009 primarily as a result of a higher percentage hardware and third party software expense and higher costs for payroll and related benefits in the six months ended September 30, 2010 as compared to the same period a year ago. Gross margin in the Practice Solutions Division decreased to 29.1% for the six months ended September 30, 2010 as compared to 31.5% in the prior year period because the prior year period gross margin was positively impacted by $1.5 million of software license sales as compared to $0.3 million of software sales recorded in the six months ended September 30, 2010.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the six months ended September 30, 2010 and 2009:

	Hardware,	Payroll and
	Third Party	Related			Total Cost
	Software	Benefits	EDI	Other	of Revenue	Gross Profit
Six months ended September 30, 2010
QSI Dental Division	9.7%	16.6%	12.8%	7.4%	46.5%	53.5%
NextGen Division	3.5%	12.6%	8.5%	6.4%	31.0%	69.0%
Practice Solutions Division	0.0%	43.8%	0.0%	27.1%	70.9%	29.1%

Consolidated	3.4%	17.4%	7.5%	9.4%	37.7%	62.3%

Six months ended September 30, 2009
QSI Dental Division	7.8%	14.5%	17.5%	4.7%	44.5%	55.5%
NextGen Division	3.7%	12.7%	10.6%	6.0%	33.0%	67.0%
Practice Solutions Division	0.1%	44.4%	0.0%	24.0%	68.5%	31.5%

Consolidated	3.4%	18.4%	8.7%	8.7%	39.2%	60.8%

The decrease in our consolidated cost of revenue as a percentage of revenue between the six months ended September 30, 2010 and 2009 is primarily attributable to lower consolidated payroll and related benefits expense and lower EDI costs as a percentage of revenue. Other expense, which primarily consists of third party annual license and hosting costs, increased to 9.4% of total revenue during the six months ended September 30, 2010 as compared to 8.7% for the same period a year ago.
During the six months ended September 30, 2010, hardware and third party software constituted a lower portion of cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of our customers.
Our payroll and benefits expense associated with delivering our products and services decreased to 17.4% of consolidated revenue in the six months ended September 30, 2010 compared to 18.4% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $24.6 million in the six months ended September 30, 2009 to $28.6 million in the six months ended September 30, 2010, an increase of 16.3%, or approximately $4.0 million. Of the $4.0 million increase, approximately $0.9 million of the increase is related to the Practice Solutions Division. RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. For the NextGen Division, an increase of approximately $2.6 million was related to increased headcount and payroll and benefits expense associated with delivering products and services. Payroll and benefits expense associated with delivering products and services in the QSI Dental Division increased $0.5 million from $1.2 million in the six months ended September 30, 2009 to $1.7 million in the six months ended September 30, 2010.
As a result of the foregoing events and activities, the gross profit percentage for the Company increased for the six months ended September 30, 2010 versus the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2010 increased 27.2% to $51.1 million as compared to $40.2 million for the prior year period. The increase in these expenses resulted primarily from:
•	$8.2 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$2.2 million increase due to a full quarter of selling and administrative expenses from Opus, which was acquired in February 2010;

•	$0.8 million increase in business integration costs related to consolidating the operations at the Practice Solutions Division;

•	$0.6 million decrease in advertising and tradeshows, and

•	$0.3 million net increase in other selling and administrative expenses.
Share-based compensation expense was approximately $1.7 million and $1.3 million for the six months ended September 30, 2010 and 2009, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 29.0% in the six months ended September 30, 2009 to 31.1% in the six months ended September 30, 2010.
Research and Development Costs. Research and development costs for the six months ended September 30, 2010 and 2009 were $10.7 million and $8.3 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen Division product line. The Opus and Sphere acquisitions added $1.1 million in research and development expenses during the period ended September 30, 2010. Additions to capitalized software costs offset increases in research and development costs. For the six months ended September 30, 2010, $5.7 million was added to capitalized software costs while $2.9 million was capitalized during the six months ended September 30, 2009 as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA. Research and development costs as a percentage of revenue increased to 6.5% in the six months ended September 30, 2010 from 6.0% for the same period in 2009. Research and development expenses are expected to continue at or above current dollar levels. The application of ASC 718 did not have a significant effect to research and development costs in the six months ended September 30, 2010 and 2009.
Interest and Other Income. Interest and other income for the six months ended September 30, 2010 remained consistent at $0.2 million as compared to the six months ended September 30, 2009. Interest and other income consist primarily of dividends and interest earned on our investments.
Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2010 was approximately $14.6 million as compared to approximately $13.0 million for the corresponding period a year ago. The effective tax rates were 36.4% and 36.9% for the six months ended September 30, 2010 and 2009, respectively. The effective rate for the six months ended September 30, 2010 decreased from the prior year primarily due to fluctuations in the state effective tax rate and increased benefits from the qualified production activities deduction, offset by the expiration of the federal research and development tax credit statute, which occurred at the end of the fourth quarter of fiscal year 2010 and therefore was not included in the provision for the six months ended September 30, 2010.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the six months ended September 30, 2010 and 2009 (dollar amounts in thousands):

	Six Months Ended September 30,
	2010	2009
Cash and cash equivalents	$106,852	$75,429
Net increase in cash and cash equivalents	$22,241	$5,249
Net income	$25,522	$22,166
Net cash provided by operating activities	$36,710	$22,883
Number of days of sales outstanding	126	124
Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income plus adjustments to add back non-cash expenses, including depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation and deferred taxes.
The following table summarizes our consolidated statements of cash flows for the six months ended September 30, 2010 and 2009 (in thousands):

	Six Months Ended September 30,
	2010	2009
Net income	$25,522	$22,166
Non-cash expenses	10,471	7,865
Change in deferred revenue	1,951	1,110
Change in accounts receivable	(7,034)	(8,816)
Change in other assets and liabilities	5,800	558

Net cash provided by operating activities	$36,710	$22,883

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the six months ended September 30, 2010 and 2009. The NextGen Division’s contribution to net income has increased each year due to that Division’s operating income increasing more quickly than our Company as a whole.
Non-Cash Expenses. Non-cash expenses include depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts, share-based compensation and deferred taxes. Total non-cash expenses were $10.5 million and $7.9 million for the six months ended September 30, 2010 and 2009, respectively. The $2.6 million increase in non-cash expenses for the six months ended September 30, 2010 as compared to the prior year period is primarily related to an increase of approximately $0.2 million in depreciation, $0.6 million of amortization of capitalized software costs, $0.9 million of amortization of other intangibles, $0.2 million in bad debt expense, $0.5 million in share-based compensation and $0.2 million in deferred income tax benefit.
Deferred Revenue. Cash from operations benefited from increases in deferred revenue. Deferred revenue increased by approximately $2.0 million for the six months ended September 30, 2010 versus an increase of $1.1 million in the prior year period, resulting in a $0.9 million increase to cash from operations as compared to the prior year period.
Accounts Receivable. Accounts receivable grew by approximately $7.0 million and $8.8 million for the six months ended September 30, 2010 and 2009, respectively. The increase in accounts receivable in the periods is due to the following factors:
▪	NextGen Division revenue grew 20.1% and 22.8% on a year-over-year basis, in the six months ended September 30, 2010 and 2009, respectively; and
▪	Turnover of accounts receivable is generally slower in the NextGen Division due to the fact that the systems sales related revenue have longer payment terms, generally up to one year, which historically have accounted for a major portion of NextGen Division sales.
▪	We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division, which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $12.0 million for the six months ended September 30, 2010.

The turnover of accounts receivable measured in terms of days sales outstanding (“DSO”) increased from 124 days to 126 days during the six months ended September 30, 2010. The increase in DSO is primarily due to the factors mentioned above as well as an increase in NextGen Division system sales as compared to the prior year, offset by an increase in recurring revenue, such as maintenance, EDI and RCM revenue, which has a faster turnover of accounts receivable compared to system sales.
If amounts included in both accounts receivable and deferred revenue were netted, our turnover of accounts receivable expressed as DSO would be 81 days as of September 30, 2010 and 88 days as of September 30, 2009. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent with the six months ended September 30, 2010, we anticipate being able to continue to generate cash from operations during fiscal 2011 primarily from our net income.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended September 30, 2010 and 2009 was $0.3 million and $6.3 million, respectively. The decrease of net cash used in investing activities of $6.0 million is primarily the result of $7.7 million in proceeds received from the sale of the ARS investments and a net decrease of $0.8 million in additions to equipment and improvements, offset by a net increase of $2.8 million in additions to capitalized software.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended September 30, 2010 and 2009 was $14.2 million and $11.3 million, respectively. During the six months ended September 30, 2010, we received proceeds of $2.8 million from the exercise of stock options and paid $17.3 million in dividends to shareholders as compared to proceeds of $4.7 million from the exercise of stock options and payment of $17.1 million in dividends to shareholders during the same period in the prior year. We recorded a reduction in our tax benefit from share-based compensation of $0.3 million and $1.1 million during the six months ended September 30, 2010 and 2009, respectively, related to excess tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital.
Cash and Cash Equivalents and Marketable Securities
At September 30, 2010, we had cash and cash equivalents of $106.9 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We also intend to make investments in an enterprise system.
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
On October 25, 2010, the Board of Directors approved a quarterly cash dividend of $0.30 per share on the Company’s outstanding shares of Common Stock, payable to shareholders of record as of December 17, 2010 with an expected distribution date on or about January 5, 2011.
Our Board of Directors declared the following dividends during the periods presented:

			Per Share
Declaration Date	Record Date	Payment Date	Dividend
Fiscal year 2011
May 26, 2010	June 17, 2010	July 6, 2010	$0.30
July 28, 2010	September 17, 2010	October 5, 2010	0.30

Fiscal year 2010
May 27, 2009	June 12, 2009	July 6, 2009	$0.30
July 23, 2009	September 25, 2009	October 5, 2009	0.30
October 28, 2009	December 23, 2009	January 5, 2010	0.30
January 27, 2010	March 23, 2010	April 5, 2010	0.30
Management believes that its cash and cash equivalents on hand at September 30, 2010, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for the remainder of fiscal year 2011.

Contractual Obligations
The following table summarizes our significant contractual obligations, all of which relate to operating leases, at September 30, 2010 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Year ended March 31,
2011 (remaining six months)	$2,178
2012	4,682
2013	4,907
2014	5,230
2015 and beyond	9,515

$26,512

New Accounting Pronouncements
Refer to Note 1 of our Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended) as of September 30, 2010, the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2010, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number		Description

31.1	*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	*	First Amendment to Office Lease, dated July 8, 2010, between the Company and Lakeshore Towers Limited Partnership Phase II.

101.INS	**	XBRL Instance

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation

101.LAB	**	XBRL Taxonomy Extension Label

101.PRE	**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     QUALITY SYSTEMS, INC.

Date: November 3, 2010	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2010	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)