Form 10-Q
period 2010-12-31
QUALITY SYSTEMS, INC
filed 2011-02-02
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
28,977,036 shares of Common Stock, $0.01 par value, outstanding as of January 27, 2011

QUALITY SYSTEMS, INC.
FORM 10-Q
For the Quarterly Period Ended December 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$118,221	$84,611
Restricted cash	2,956	2,339
Marketable securities	—	7,158
Accounts receivable, net	123,196	107,458
Inventories	1,942	1,340
Income taxes receivable	—	2,953
Deferred income taxes, net	5,470	5,678
Other current assets	7,356	8,684

Total current assets	259,141	220,221

Equipment and improvements, net	10,940	8,432
Capitalized software costs, net	14,931	11,546
Intangibles, net	17,720	20,145
Goodwill	46,189	46,189
Other assets	4,576	3,647

Total assets	$353,497	$310,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,525	$3,342
Deferred revenue	71,897	64,109
Accrued compensation and related benefits	9,322	8,951
Income taxes payable	1,157	—
Dividends payable	8,693	8,664
Other current liabilities	20,955	16,220

Total current liabilities	117,549	101,286

Deferred revenue, net of current	870	474
Deferred income taxes, net	10,108	10,859
Deferred compensation	2,240	1,883
Other noncurrent liabilities	10,747	7,389

Total liabilities	141,514	121,891

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock $0.01 par value; authorized 50,000 shares; issued and outstanding 28,976 and 28,879 shares at December 31, 2010 and March 31, 2010, respectively	290	289
Additional paid-in capital	128,964	122,271
Retained earnings	82,729	65,729

Total shareholders’ equity	211,983	188,289

Total liabilities and shareholders’ equity	$353,497	$310,180

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenues:
Software, hardware and supplies	$29,675	$24,346	$74,806	$64,978
Implementation and training services	4,262	3,313	13,069	10,150

System sales	33,937	27,659	87,875	75,128

Maintenance	27,908	22,139	80,973	65,254
Electronic data interchange services	10,360	8,897	30,266	25,855
Revenue cycle management and related services	11,496	9,602	33,443	27,482
Other services	8,170	6,665	23,698	19,579

Maintenance, EDI, RCM and other services	57,934	47,303	168,380	138,170

Total revenues	91,871	74,962	256,255	213,298

Cost of revenue:
Software, hardware and supplies	5,667	2,810	16,575	9,251
Implementation and training services	3,677	2,898	10,142	9,075

Total cost of system sales	9,344	5,708	26,717	18,326

Maintenance	3,381	3,392	10,073	9,672
Electronic data interchange services	6,908	6,525	20,390	18,579
Revenue cycle management and related services	8,715	7,124	25,082	20,502
Other services	3,981	5,560	12,054	15,430

Total cost of maintenance, EDI, RCM and other services	22,985	22,601	67,599	64,183

Total cost of revenue	32,329	28,309	94,316	82,509

Gross profit	59,542	46,653	161,939	130,789

Operating expenses:
Selling, general and administrative	27,958	21,574	79,025	61,728
Research and development costs	5,358	3,954	16,046	12,277
Amortization of acquired intangible assets	445	377	1,237	1,101

Total operating expenses	33,761	25,905	96,308	75,106

Income from operations	25,781	20,748	65,631	55,683

Interest income	55	43	244	180
Other income, net	—	136	59	194

Income before provision for income taxes	25,836	20,927	65,934	56,057
Provision for income taxes	8,305	7,775	22,881	20,739

Net income	$17,531	$13,152	$43,053	$35,318

Net income per share:
Basic	$0.60	$0.46	$1.49	$1.24
Diluted	$0.60	$0.46	$1.48	$1.23

Weighted-average shares outstanding:
Basic	28,978	28,667	28,936	28,586
Diluted	29,140	28,833	29,091	28,755

Dividends declared per common share	$0.30	$0.30	$0.90	$0.90
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$43,053	$35,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,198	2,717
Amortization of capitalized software costs	5,264	4,326
Amortization of other intangibles	2,425	1,101
Provision for bad debts	2,901	2,753
Share-based compensation	2,713	1,448
Deferred income tax benefit	(543)	(1,831)
Tax benefit associated with stock options	463	1,166
Excess tax benefit from share-based compensation	(463)	(1,166)
Gain on disposal of equipment and improvements	(33)	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(18,639)	(14,186)
Inventories	(602)	(308)
Income taxes receivable	2,953	2,488
Other current assets	169	(342)
Other assets	(929)	(1,425)
Accounts payable	2,183	(682)
Deferred revenue	8,184	7,996
Accrued compensation and related benefits	371	(2,257)
Income taxes payable	1,157	—
Other current liabilities	4,735	2,645
Deferred compensation	357	59
Other noncurrent liabilities	1,388	—

Net cash provided by operating activities	60,305	39,820

Cash flows from investing activities:
Additions to capitalized software costs	(8,649)	(4,732)
Additions to equipment and improvements	(4,039)	(3,923)
Proceeds from disposal of equipment and improvements	336	—
Proceeds from sale of marketable securities	7,700	—
Purchase of NextGen IS	—	(300)
Payment of contingent consideration related to purchase of PMP	—	(2,700)

Net cash used in investing activities	(4,652)	(11,655)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	463	1,166
Proceeds from exercise of stock options	3,518	5,283
Dividends paid	(26,024)	(25,683)

Net cash used in financing activities	(22,043)	(19,234)

Net increase in cash and cash equivalents	33,610	8,931

Cash and cash equivalents at beginning of period	84,611	70,180

Cash and cash equivalents at end of period	$118,221	$79,111

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes, net of refunds	$18,857	$18,782

Non-cash investing activities:

Tenant improvement allowance received from landlord	$1,970	$—

Issuance of stock options with fair value of $433 in connection with the acquisition of PMP	$—	$433

Effective August 12, 2009, the Company acquired NextGen IS in a transaction summarized as follows:
Fair value of net assets acquired	$—	$1,453
Cash paid	—	(300)
Fair value of contingent consideration	—	(1,074)

Liabilities assumed	$—	$79

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems (“NextGen”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”), Practice Management Partners, Inc. (“PMP”), NextGen Inpatient Solutions, LLC (“NextGen IS” f/k/a Sphere), and Opus Healthcare Solutions, Inc. (“Opus”) (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.
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
Basis of Presentation. The accompanying unaudited consolidated financial statements as of December 31, 2010 and for the three and nine months ended December 31, 2010 and 2009, have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Amounts related to disclosures of March 31, 2010 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
Certain prior period amounts have been reclassified to conform with fiscal year 2011 presentation.
References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
Revenue Recognition. The Company recognizes revenue for system sales pursuant to FASB ASC Topic 985-605, Software, Revenue Recognition, or ASC 985-605. The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers, or VARs. The Company also generates revenue from sales of hardware and third-party software, implementation, training, electronic data interchange (“EDI”), post-contract support (maintenance), and other services, including revenue cycle management (“RCM”), performed for customers who license its products.
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
The Company bills for the entire system sales contract amount upon contract execution except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third-party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company’s arrangements must include the following characteristics:
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
Revenue related to sales arrangements that include the right to use software stored on the Company’s hardware is accounted for under FASB ASC Topic 985-605-05, Software, Revenue Recognition, Hosting Arrangements, or ASC 985-605-05, which requires that for software licenses and related implementation services to continue to fall under ASC 985-605-05, the customer must have the contractual right to take possession of the software without incurring a significant penalty and it must be feasible for the customer to either host the software themselves or through another third-party. If an arrangement is not deemed to be accounted for under ASC 985-605-05, the entire arrangement is accounted for as a service contract in accordance with ASC 985-605-25. In that instance, the entire arrangement would be recognized during the period that the hosting services are being performed.
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

Revenue is divided into two categories, “system sales” and “maintenance, EDI, RCM and other services.” Revenue in the system sales category includes software license fees, third-party hardware and software, and implementation and training services related to purchase of the Company’s software systems. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM services, follow on training and implementation services, annual third-party license fees, hosting services and other services revenue.
Cash and Cash Equivalents. Cash and cash equivalents generally consist of cash, money market funds and short-term U.S. Treasury securities with maturities of 90 days or less at the time of purchase. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk. The average maturity of the investments owned by the money market fund is approximately two months.
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
Previously, the Company held investments in tax exempt municipal auction-rate securities (“ARS”), which were classified as either current or non-current marketable securities depending on the liquidity and timing of expected realization of such securities. The ARS were rated by one or more national rating agencies and had contractual terms of up to 30 years, but generally had interest rate reset dates that occurred every 7, 28 or 35 days. Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there were insufficient buyers, the auction is said to “fail” and the holders were unable to liquidate the investments through auction. A failed auction did not result in a default of the debt instrument. Under their respective terms, the securities continued to accrue interest and be auctioned until the auction succeeded, the issuer called the securities or the securities matured. In February 2008, the Company began to experience failed auctions on its ARS.
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
Prior to signing the Rights Agreement, the Company had asserted that it had the intent and ability to hold these securities until anticipated recovery and classified its ARS as held for sale securities. By accepting the Rights Agreement, the Company could no longer assert that it has the intent to hold the ARS until anticipated recovery and consequently elected to reclassify its investments in ARS as trading securities, as defined by FASB ASC Topic 320, Investments — Debt and Equity Securities, or ASC 320, on the date of Company’s acceptance of the Rights Agreement. As trading securities, the ARS were carried at fair value with changes recorded through earnings.
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

Software Development Costs. Development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional external software development costs are capitalized in accordance with FASB ASC Topic 985-20, Software, Costs of Computer Software to be Sold, Leased or Marketed, or ASC 985-20. Development costs associated with internal use software are expensed as incurred until certain capitalization criteria are met, as defined by FASB ASC Topic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, or ASC 350-40, which defines which types of costs should be capitalized and provides guidance on determining whether software is for internal or external use.
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
Goodwill. Goodwill is related to NextGen and the HSI, PMP, NextGen IS, and Opus acquisitions, which closed on May 20, 2008, October 28, 2008, August 12, 2009, and February 10, 2010, respectively (see Notes 4 and 5). In accordance with FASB ASC Topic 350-20, Intangibles — Goodwill and Other, Goodwill, or ASC 350-20, the Company tests goodwill for impairment annually at the end of its first fiscal quarter, referred to as the annual test date, and has determined that there was no impairment to its goodwill as of June 30, 2010. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below and operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.
The Company has determined that NextGen, HSI, and PMP each qualify as a separate reporting unit while NextGen IS and Opus are aggregated as one reporting unit at which goodwill impairment testing is performed.
An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. As of December 31, 2010, the Company has not identified any events or circumstances that would require an interim goodwill impairment test. See Note 5.
Intangible Assets. Intangible assets consist of capitalized software costs, customer relationships, trade names and certain intellectual property. Intangible assets related to customer relationships, trade names, and software technology arose in connection with the acquisition of HSI, PMP, NextGen IS, and Opus. These intangible assets were recorded at fair value and are stated net of accumulated amortization. Intangible assets are amortized over their remaining estimated useful lives, ranging from 3 to 9 years. The Company’s amortization policy for intangible assets is based on the principles in FASB ASC Topic 350-30, Intangibles — Goodwill and Other, General Intangibles Other than Goodwill, or ASC 350-30, which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.
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
Self-Insurance Liabilities. Effective January 1, 2010, the Company became self-insured with respect to healthcare claims, subject to stop-loss limits. The Company accrues for estimated self-insurance costs and uninsured exposures based on claims filed and an estimate of claims incurred but not reported as of each balance sheet date. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimated accruals resulting from ultimate claim payments will be reflected in earnings during the periods in which such adjustments are determined. Periodically, the Company reevaluates the adequacy of the accruals by comparing amounts accrued on the balance sheets for anticipated losses to an updated actuarial loss forecasts and third-party claim administrator loss estimates and makes adjustments to the accruals as needed. The self-insurance accrual is included in other current liabilities. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for the self-insurance liabilities would be directly affected.

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
Share-based compensation is adjusted on a quarterly basis for changes to estimated forfeitures based on a review of historical forfeiture activity. To the extent that actual forfeitures differ, or are expected to differ, from the estimate, share-based compensation expense is adjusted accordingly. The effect of the forfeiture adjustments for the three and nine months ended December 31, 2010 and 2009 was not significant.
The following table shows total share-based compensation expense included in the consolidated statements of income for the three and nine months ended December 31, 2010 and 2009.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Costs and expenses:
Cost of revenue	$70	$18	$207	$45
Research and development costs	41	26	113	63
Selling, general and administrative	738	85	2,393	1,340

Total share-based compensation	849	129	2,713	1,448

Amounts capitalized in software development costs	—	(1)	(2)	(26)

Amounts charged against earnings, before income tax benefit	$849	$128	$2,711	$1,422

Related income tax benefit	(304)	(48)	(967)	(526)

Decrease in net income	$545	$80	$1,744	$896

Recently Adopted Accounting Standards
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
Recently Issued Accounting Standards
In September 2009, the FASB reached a consensus on ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (a) VSOE or (b) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. Because the Company’s software arrangements will continue to follow ASC 985-605, the elimination of the residual method under ASU 2009-14 does not apply to these software arrangements. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the future adoption of these ASUs to have a significant impact on its consolidated financial statements.

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
Recurring Fair Value Measurements
The fair value hierarchy requires the use of observable market data when available. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2010 and March 31, 2010:

		Quoted Prices
		in Active	Significant
		Markets for	Other
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$118,221	$118,221	$—	$—
Restricted cash	2,956	2,956	—	—

	$121,177	$121,177	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$84,611	$84,611	$—	$—
Restricted cash	2,339	2,339	—	—
Marketable securities (1)	7,158	—	—	7,158
ARS put option rights (2)	548	—	—	548

	$94,656	$86,950	$—	$7,706

(1)	Marketable securities consist of ARS.

(2)	ARS put option rights are included in other current assets.
On June 30, 2010, the earliest date allowable under the Rights Agreement, the Company exercised its ARS put option rights and put its ARS back to UBS, resulting in a net loss of $6, which is included in other income for the nine months ended December 31, 2010. The ARS were sold and settled on July 1, 2010 at 100% of the $7,700 par value. The Company recorded interest of $83 from the ARS for the nine months ended December 31, 2010. The Company has no outstanding ARS or ARS put option rights at December 31, 2010.

The following table presents activity in the Company’s financial assets measured at fair value using significant unobservable inputs (Level 3), as defined by ASC 820, as of and for the nine months ended December 31, 2010:

Balance at March 31, 2010	$7,706
Transfer in/(out) of Level 3	—
Proceeds from sale (at par)	(7,700)
Recognized loss	(6)

Balance at December 31, 2010	$—

The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. During the nine months ended December 31, 2010, the Company recorded a fair value adjustment of $1,059 to the contingent consideration liability of which $886 was related to the acquisition of Opus and $173 was related to the acquisition of NextGen IS. The fair value measurement for the contingent consideration liability was estimated based on the probability of Opus and NextGen IS achieving certain revenue, EBITDA and strategic goal targets and business milestones.
Non-Recurring Fair Value Measurements
The Company has certain assets, including equipment and improvements, goodwill, and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the nine months ended December 31, 2010, there were no adjustments to fair value of such assets.
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

	December 31,	March 31,
	2010	2010
Accounts receivable, excluding undelivered software, maintenance and services	$89,039	$72,500
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	40,542	39,447

Accounts receivable, gross	129,581	111,947

Allowance for doubtful accounts	(6,385)	(4,489)

Accounts receivable, net	$123,196	$107,458

Inventories are summarized as follows:

	December 31,	March 31,
	2010	2010
Computer systems and components, net of reserve for obsolescence of $237	$1,931	$1,322
Miscellaneous parts and supplies	11	18

Inventories	$1,942	$1,340

Equipment and improvements are summarized as follows:

	December 31,	March 31,
	2010	2010
Computer and electronic test equipment	$22,041	$18,599
Furniture and fixtures	5,353	5,136
Leasehold improvements	3,720	1,969

	31,114	25,704
Accumulated depreciation and amortization	(20,174)	(17,272)

Equipment and improvements, net	$10,940	$8,432

Current and non-current deferred revenue are summarized as follows:

	December 31,	March 31,
	2010	2010
Maintenance	$12,230	$13,242
Implementation services	47,458	38,137
Annual license services	9,067	8,214
Undelivered software and other	3,142	4,516

Deferred revenue	$71,897	$64,109

Deferred revenue, net of current	$870	$474

Accrued compensation and related benefits are summarized as follows:

	December 31,	March 31,
	2010	2010
Payroll, bonus and commission	$4,223	$4,185
Vacation	5,099	4,766

Accrued compensation and related benefits	$9,322	$8,951

Other current liabilities are summarized as follows:

	December 31,	March 31,
	2010	2010
Contingent consideration related to acquisition	$4,909	$5,275
Care services liabilities	2,955	2,336
Users Group Meeting (UGM) accrual	2,559	—
Accrued EDI expense	2,330	2,000
Accrued royalties	1,149	926
Customer deposits	1,102	1,036
Professional services	756	391
Sales tax payable	646	506
Outside commission payable	549	468
Self insurance reserve	374	516
Deferred rent	298	641
Other accrued expenses	3,328	2,125

Other current liabilities	$20,955	$16,220

4. Business Combinations
On February 10, 2010, the Company acquired Opus, a provider of clinical information systems to the small hospital inpatient market, and on August 12, 2009, the Company acquired NextGen IS, a provider of financial information systems to the small hospital inpatient market.
During the nine months ended December 31, 2010, the Company recorded a fair value adjustment of $1,059 to the contingent consideration liability of which $886 was related to the acquisition of Opus and $173 was related to the acquisition of NextGen IS. The fair value of the contingent consideration liability was estimated based on the probability of Opus and NextGen IS achieving certain revenue, EBITDA and strategic goal targets and business milestones.
The Company accounted for these acquisitions as a purchase business combination as defined in FASB ASC Topic 805, Business Combinations, or ASC 805. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. For additional disclosures regarding the Opus and NextGen IS acquisitions, refer to Note 5, “Business Combinations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
5. Goodwill
In accordance with ASC 350-20, the Company does not amortize goodwill as the goodwill has been determined to have an indefinite useful life.
Goodwill consists of the following:

	December 31,	March 31,
	2010	2010
NextGen Division
Opus Healthcare Solutions, Inc.	$13,005	$13,005
NextGen Inpatient Solutions, LLC	1,020	1,020
NextGen Healthcare Information Systems, Inc.	1,840	1,840

Total NextGen Division goodwill	15,865	15,865

Practice Solutions Division
Practice Management Partners, Inc.	19,485	19,485
Healthcare Strategic Initiatives	10,839	10,839

Total Practice Solutions Division goodwill	30,324	30,324

Total goodwill	$46,189	$46,189

6. Intangible Assets
The Company’s intangible assets, other than capitalized software development costs, with determinable lives are summarized as follows:

	December 31, 2010
	Customer		Software
	Relationships	Trade Name	Technology	Total
Gross carrying amount	$10,206	$637	$12,119	$22,962
Accumulated amortization	(3,474)	(389)	(1,379)	(5,242)

Net intangible assets	$6,732	$248	$10,740	$17,720

	March 31, 2010
	Customer		Software
	Relationships	Trade Name	Technology	Total
Gross carrying amount	$10,206	$637	$12,119	$22,962
Accumulated amortization	(2,357)	(269)	(191)	(2,817)

Net intangible assets	$7,849	$368	$11,928	$20,145

Activity related to the intangible assets for the nine months ended December 31, 2010 is as follows:

	Customer		Software
	Relationships	Trade Name	Technology	Total
Balance as of April 1, 2010	$7,849	$368	$11,928	$20,145
Amortization (1)	(1,117)	(120)	(1,188)	(2,425)

Balance as of December 31, 2010	$6,732	$248	$10,740	$17,720

	Customer		Software
	Relationships	Trade Name	Technology	Total
Balance as of April 1, 2009	$7,877	$526	$—	$8,403
Acquisition	156	—	119	275
Amortization (1)	(968)	(119)	(14)	(1,101)

Balance as of December 31, 2009	$7,065	$407	$105	$7,577

(1)	Amortization of the customer relationships and trade name intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software, hardware and supplies.
The following table represents the remaining estimated amortization of intangible assets with determinable lives as of December 31, 2010:

For the year ended March 31,
2011 (remaining three months)	$830
2012	3,320
2013	3,184
2014	3,055
2015 and beyond	7,331

Total	$17,720

7. Capitalized Software Costs
The Company’s capitalized software development costs are summarized as follows:

	December 31,	March 31,
	2010	2010
Gross carrying amount	$50,078	$41,429
Accumulated amortization	(35,147)	(29,883)

Net capitalized software costs	$14,931	$11,546

Activity related to net capitalized software costs for the nine months ended December 31, 2010 is as follows:

	Nine Months Ended December 31,
	2010	2009
Beginning of the period	$11,546	$9,552
Capitalized	8,649	4,732
Amortization	(5,264)	(4,326)

End of the period	$14,931	$9,958

The following table represents the remaining estimated amortization of capitalized software costs as of December 31, 2010:

For the year ended March 31,
2011 (remaining three months)	$1,909
2012	6,547
2013	4,599
2014	1,876

Total	$14,931

8. Share-Based Awards
Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of Common Stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of Common Stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of December 31, 2010, there were 267,953 outstanding options related to this Plan.
In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of Common Stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of Common Stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of December 31, 2010, there were 488,894 outstanding options and 1,786,624 shares available for future grant related to this Plan.
Activity of all stock option plans during the nine months ended December 31, 2010 is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, April 1, 2010	871,963	$43.15	4.5	$15,945
Granted	55,000	$58.29	7.5
Exercised	(95,645)	$36.78	2.2	$3,160
Forfeited/Canceled	(74,471)	$55.01	6.1

Outstanding, December 31, 2010	756,847	$43.90	4.0	$19,621

Vested and expected to vest, December 31, 2010	747,639	$43.82	4.0	$19,440

Exercisable, December 31, 2010	327,830	$35.62	2.3	$11,210

The Company utilized the Black-Scholes valuation model for estimating the fair value of share-based compensation after the adoption of ASC 718 with the following assumptions:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2010	2009
Expected life	4.2 years	4.4 years
Expected volatility	42.6% - 44.7%	45.9% - 48.7%
Expected dividends	1.9% - 2.2%	1.9% - 2.3%
Risk-free rate	1.5% - 2.1%	2.2% - 2.5%
The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2010 was $18.48 per share. The expected dividend yield is the average dividend rate during a period equal to the expected life of the option.
During the nine months ended December 31, 2010 and 2009, 55,000 and 168,425 options were granted, respectively, under the 2005 Plan. The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 2.8% for employee options and 0.0% for director options. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.
On November 29, 2010, the Board of Directors granted a total of 10,000 options under the Company’s 2005 Plan to a selected employee at an exercise price equal to the market price of the Company’s Common Stock on the date of grant ($64.32 per share). The options vest in five equal annual installments beginning November 29, 2011 and expire on November 29, 2018.
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
Compensation expense associated with the performance based awards under the Company’s 2011 incentive plan are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and recorded stock compensation expense related to the performance based awards of approximately $377 during the nine months ended December 31, 2010 using the following assumptions:

Nine Months
Ended
December 31,
2010
Expected life	4.2 years
Expected volatility	42.5%
Expected dividends	1.7%
Risk-free rate	2.0%

Non-vested stock option award activity, including employee stock options and performance-based awards, for the nine months ended December 31, 2010, is summarized as follows:

		Weighted-
		Average
	Non-Vested	Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2010	610,836	$15.26
Granted	55,000	$18.48
Vested	(162,348)	$12.18
Forfeited/Canceled	(74,471)	$18.82

Outstanding, December 31, 2010	429,017	$16.21

As of December 31, 2010, $5,256 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 5.3 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2010 and 2009 was $1,017 and $1,673, respectively.
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
As of December 31, 2010, 17,146 restricted stock units were issued and approximately $324 of compensation expense was recorded under this Plan during the nine months ended December 31, 2010. Restricted stock units award activity for the nine months ended December 31, 2010, is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2010	8,000	$53.86
Granted	9,146	$54.62
Vested	(5,698)	$54.43

Outstanding, December 31, 2010	11,448	$54.18

As of December 31, 2010, $470 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted-average period of 1.3 years. This amount does not include the cost of new restricted stock units that may be granted in future periods.

9. Income Taxes
The provision for income taxes for the nine months ended December 31, 2010 was approximately $22,881 as compared to approximately $20,739 for the year ago period. The effective tax rates for the nine months ended December 31, 2010 and 2009 were 34.7% and 37.0%, respectively. The provision for income taxes for the nine months ended December 31, 2010 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, and the qualified production activities deduction. The effective rate for the nine months ended December 31, 2010 decreased as compared to the prior year period primarily due to fluctuations in the state effective tax rate and increased benefits from the qualified production activities deduction. The effective rate also decreased as compared to the prior year period because of a discrete benefit of $1.0 million, resulting from a catch-up adjustment due to the extension of the federal research and development tax credit, which was retroactive to the initial expiration date of December 31, 2009.
Uncertain tax positions
As of December 31, 2010, the Company has provided a liability of $659 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, $659 would impact the Company’s effective tax rate. The reserve for the nine months ended December 31, 2010 increased from the year ago period by $602 due to the addition of prior year tax positions of acquired companies.
The Company’s income tax returns filed for tax years 2007 through 2010 and 2006 through 2010 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently not under examination by the Internal Revenue Service or any state income tax authority. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net income	$17,531	$13,152	$43,053	$35,318

Basic net income per share:
Weighted-average shares outstanding — Basic	28,978	28,667	28,936	28,586

Basic net income per common share	$0.60	$0.46	$1.49	$1.24

Net income	$17,531	$13,152	$43,053	$35,318

Diluted net income per share:
Weighted-average shares outstanding — Basic	28,978	28,667	28,936	28,586
Effect of potentially dilutive securities	162	166	155	169

Weighted-average shares outstanding — Diluted	29,140	28,833	29,091	28,755

Diluted net income per common share	$0.60	$0.46	$1.48	$1.23

The computation of diluted net income per share does not include 277,000 and 263,000 options for the three and nine months ended December 31, 2010, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
The computation of diluted net income per share does not include 168,000 options for both the three and nine months ended December 31, 2009, because their inclusion would have an anti-dilutive effect on net income per share.

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
Prior period segment results were revised to reflect this reorganization for the Company’s NextGen Division and Practice Solution Division. The results of operations related to the HSI and PMP acquisitions are included in the Practice Solutions Division. The results of operations related to the Opus and NextGen IS acquisitions are included in the NextGen Division.
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
The accounting policies of the Company’s operating segments are the same as those described in Note 1, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management.
Operating segment data is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenue:
QSI Dental Division	$4,321	$4,368	$14,319	$12,474
NextGen Division	75,055	59,365	205,643	168,122
Practice Solutions Division	12,495	11,229	36,293	32,702

Consolidated revenue	$91,871	$74,962	$256,255	$213,298

Operating income:
QSI Dental Division	$797	$916	$3,355	$2,481
NextGen Division	30,533	23,774	77,267	63,413
Practice Solutions Division	1,294	765	2,758	2,302
Unallocated corporate expense	(6,843)	(4,707)	(17,749)	(12,513)

Consolidated operating income	$25,781	$20,748	$65,631	$55,683

Management evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

All of the recorded goodwill at December 31, 2010 relates to the Company’s NextGen Division and Practice Solutions Division. As a result of the reorganization discussed above, the goodwill relating to the fiscal year 2009 acquisitions of HSI and PMP is now recorded in the Practice Solutions Division. The goodwill relating to the acquisitions of Opus and NextGen IS is recorded in the NextGen Division.
12. Concentration of Credit Risk
The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2010. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.
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
The Company’s standard sales agreements in the NextGen Division contain an indemnification provision pursuant to which it shall indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, any copyright or other intellectual property infringement claim by any third-party with respect to its software. The QSI Dental Division arrangements occasionally utilize this type of language as well. As the Company has not incurred any significant costs to defend lawsuits or settle claims related to these indemnification agreements, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnification obligations.
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
Litigation
The Company has experienced legal claims by parties asserting that it has infringed their intellectual property rights. The Company believes that these claims are without merit and intends to defend against them vigorously; however, the Company could incur substantial costs and diversion of management resources defending any infringement claim — even if it is ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. The Company refers you to the discussion of infringement and litigation risks in the “Item 1A. Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
14. Subsequent Events
On January 26, 2011, the Board of Directors approved a quarterly cash dividend of $0.35 per share on the Company’s outstanding shares of Common Stock, payable to shareholders of record as of March 17, 2011 with an expected distribution date on or about April 5, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information contained herein, the matters discussed in this management’s discussion and analysis of financial condition and results of operations, or MD&A, including discussions of our product development plans, business strategies and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent filing on our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Report on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission.
This MD&A is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q in order to enhance your understanding of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.
Our MD&A is organized as follows:
•	Management Overview. This section provides a general description of our Company and operating segments, a discussion as to how we derive our revenue, background information on certain trends and developments affecting our Company, a summary of our acquisition transactions and a discussion on management’s strategy for driving revenue growth.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

•	Company Overview. This section provides a more detailed description of our Company, operating segments, products and services offered.

•	Overview of Results of Operations and Results of Operations by Operating Divisions. These sections provide our analysis and outlook for the significant line items on our consolidated statements of income, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating division basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows.

•	New Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our Company or may be adopted in the future.

Management Overview
Quality Systems, Inc., including its wholly-owned subsidiaries, is comprised of the QSI Dental Division; the NextGen Division, which consists of NextGen Healthcare Information Systems, Inc. (“NextGen”), NextGen Inpatient Solutions, LLC (“NextGen IS” f/k/a Sphere) and Opus Healthcare Solutions, Inc. (“Opus”); and the Practice Solutions Division, which consists of Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”) and Practice Management Partners, Inc. (“PMP”) (collectively, the “Company”, “we”, “our”, or “us”). The Company develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers, Federal Qualified Health Centers, and medical and dental schools. The Company also provides revenue cycle management (“RCM”) services through the Practice Solutions Division.
The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. We continue to see organizations that are doing fairly well operationally; however, some organizations with a large dependency on Medicaid populations are being impacted by the challenging financial condition of the many state governments in whose jurisdictions they conduct business. A positive factor for U.S. healthcare is the fact that the Obama Administration is pursuing broad healthcare reform aimed at improving issues surrounding healthcare. The American Recovery and Reinvestment Act (“ARRA”), which became law on February 17, 2009, includes more than $20 billion to help healthcare organizations modernize operations through the acquisition of health care information technology. The Certification Commission for Health Information Technology (“CCHIT®”), a non-profit organization recognized by the Office of the National Coordinator for Health Information Technology as an approved Authorized Testing and Certification Body, announced that our EHR solution was certified as a Complete EHR and 2011/2012 compliant during the quarter ended September 30, 2010, which comes off the heels of the Stage 1 Meaningful Use definition criteria under the ARRA that was announced in July 2010. With the lifting of the many Meaningful Use definition uncertainties, which has impacted software revenue, we believe we are well positioned to aid physicians and hospitals with their EHR decisions as they prepare to make incentive-based purchases.
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
On August 12, 2009, we acquired NextGen IS, a provider of financial information systems to the small hospital inpatient market. This acquisition, along with our acquisition of Opus, is part of our strategy to expand into the small hospital market and to add new customers by taking advantage of cross-selling opportunities between the ambulatory and inpatient markets.
On February 10, 2010, we acquired Opus, a provider of clinical information systems to the small hospital inpatient market. Founded in 1987 and headquartered in Austin, Texas, Opus delivers Web-based clinical solutions to hospital systems and integrated health networks nationwide. This acquisition complements and will be integrated with the assets and operations of NextGen IS. Both companies are established developers of software and services for the inpatient market and will operate under the Company’s NextGen Division.
Our strategy is, at present, to focus on providing software and services to medical and dental practices. The key elements of this strategy are to continue development and enhancement of select software solutions in target markets, to continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation, and support, to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, to add new customers through maintaining and expanding sales, marketing and product development activities, and to expand our relationship with existing customers through delivery of add-on and complementary products and services and continuing our gold-standard commitment of service in support of our customers.

Critical Accounting Policies and Estimates
The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates (including but not limited to those related to revenue recognition, uncollectible accounts receivable, software development cost, intangible assets and self-insurance accruals) for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. We discuss our critical accounting policies and estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the end of fiscal year 2010.
Company Overview
The Company is comprised of the QSI Dental Division, the NextGen Division, and the Practice Solutions Division. Operationally, HSI and PMP comprise the Practice Solutions Division, while Opus and NextGen IS operate under the NextGen Division. We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as PHOs and MSOs, ambulatory care centers, community health centers, and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as RCM and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.
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
Historically, the Company has operated principally through two operating divisions: QSI Dental Division and NextGen Division. Through our acquisitions of HSI and PMP in 2008, we continued to strengthen our RCM service offerings. During fiscal year 2010, as a result of certain organizational changes, the composition of the Company’s NextGen Division was revised to exclude the former NextGen Practice Solutions unit and the Company’s RCM entities (HSI and PMP), both of which are now administered and aggregated in the Company’s Practice Solutions Division. Following the reorganization, the Company now operates three reportable operating segments (not including Corporate), comprised of the NextGen Division, the QSI Dental Division and the Practice Solutions Division. Accordingly, our results for the three and nine months ended December 31, 2009 have been re-casted to reflect this change.
The following table breaks down our reported segment revenue and segment revenue growth by Division for the three and nine months ended December 31, 2010 and 2009:

	Segment Revenue Breakdown				Segment Revenue Growth
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	December 31,		December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
QSI Dental Division	4.7%	5.8%	5.6%	5.8%	(1.1)%	10.1%	14.8%	2.7%
NextGen Division	81.7%	79.2%	80.2%	78.9%	26.4%	(3.5)%	22.3%	0.4%
Practice Solutions Division	13.6%	15.0%	14.2%	15.3%	11.3%	N/A	11.0%	N/A

Consolidated	100.0%	100.0%	100.0%	100.0%	22.6%	14.5%	20.1%	18.7%

The QSI Dental Division, co-located with our corporate headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental and certain niche medical practices. In addition, the Division supports a number of medical clients that utilize the Division’s UNIX®-based medical practice management software product and its Software as a Service, or SaaS model, based NextDDS financial and clinical software.

The QSI Dental Division’s practice management software suite utilizes a UNIX® operating system. Its Clinical Product Suite (“CPS”) utilizes a Windows NT® operating system and can be fully integrated with the practice management software from each of our Divisions. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The Division develops, markets, and manages our EDI/connectivity applications. Our QSInet Application Service Provider (“ASP”) offering is also developed and marketed by the QSI Dental Division.
In July 2009, we licensed source code that allows us to deliver hosted, Web-based SaaS model practice management and clinical software solutions to the dental industry. This new software solution (“NextDDS”) is being marketed primarily to the multi-location dental group practice market in which the Division has historically been a dominant player. NextDDS brings the QSI Dental Division to the forefront of the emergence of Internet-based applications and cloud computing and represents a significant growth opportunity for the Division to sell both to its existing customer base as well as new customers.
The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia and Austin, Texas, provides integrated clinical, financial and connectivity solutions for ambulatory, inpatient and dental provider organizations.
The NextGen Division develops and sells proprietary electronic health records software and practice management systems under the NextGen product name. Major product categories of the NextGen suite include electronic health records (“NextGen EHR”), an enterprise practice management system (“NextGen Practice Management”), an image control system (“NextGen Document Management”), electronic data interchange (“NextGen EDI”), System Interfaces, community health information exchange (“NextGen HIE”), and a patient-centric and provider-centric Web portal solution (“NextGen Patient Portal”). The NextGen Division also offers optional NextGen Hosting Solutions to new and existing customers. NextGen products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.
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
With the acquisition of NextGen IS in 2009, the NextGen Division entered the market for financial information systems for small hospitals. Therefore, since 2009, the NextGen Division has also been developing and marketing an equivalent practice management software product for the small hospital market, which performs administrative functions required for operating a small hospital.
In addition, the QSI Dental and NextGen Divisions develop and market software that automate patient records in both a practice and hospital setting. Therefore, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems.
We make available EDI capabilities and connectivity services to our customers. The EDI/connectivity capabilities encompass direct interfaces between our products and external third-party systems, as well as transaction-based services. EDI products are intended to automate a number of manual, often paper-based or telephony-intensive communications between patients and/or providers and/or payors. Two of the more common EDI services are forwarding insurance claims electronically from providers to payors and assisting practices with issuing statements to patients. Most client practices utilize at least some of these services from us or one of our competitors. Other EDI/connectivity services are used more sporadically by client practices. We typically compete to displace incumbent vendors for claims and statements accounts and attempt to increase usage of other elements in our EDI/connectivity product line. In general, EDI services are only sold to those accounts utilizing software from either the QSI Dental or NextGen Divisions.
We continue to pursue product and service enhancement initiatives within each Division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Overview of Our Results
▪	Consolidated revenue increased 20.1% and income from operations grew by 17.9% in the nine months ended December 31, 2010 versus the same period in 2009. For the nine months ended December 31, 2010, revenue was positively impacted by growth in recurring revenue, including maintenance, EDI and RCM revenue, which grew 24.1%, 17.1% and 21.7%, respectively and accounted for 56.5% of total consolidated revenue during the nine months ended December 31, 2010. In the same period a year ago, recurring revenue represented 55.6% of total consolidated revenue. Revenue was also positively impacted by growth in sales of systems at our NextGen Division, which, inclusive of inpatient systems sales, increased 17.8% to $83.1 million in the nine months ended December 31, 2010.

▪	The increase in income from operations was negatively impacted by: (a) amortization of the software technology intangible asset related to the Opus acquisition that is included in cost of sales, (b) higher selling, general and administrative expenses, which was primarily a result of increased headcount expenses and selling-related expenses at the NextGen Division, (c) business integration expenses at the Practice Solution Division, (d) additional expenses related to a fair value adjustment to the contingent consideration liability related to the acquisitions of Opus and NextGen IS, and (e) higher corporate-related expenses and increased research and development costs.

▪	The effective tax rate for the nine months ended December 31, 2010 is 34.7% as a result of a discrete benefit of $1.0 million, resulting from a catch-up adjustment due to the extension of the federal research and development tax credit, which was retroactive to the initial expiration date of December 31, 2009.

▪	We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, financial incentives from the ARRA to physicians who adopt electronic health records, as well as increased adoption rates for electronic health records and other technology in the healthcare arena.

▪	While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the current economic environment, combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records, makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.
NextGen Division
▪	NextGen Division revenue increased 22.3% in the nine months ended December 31, 2010 and divisional operating income (excluding unallocated corporate expenses) increased 21.9% as compared to the prior year period. Organic revenue (excluding Opus) growth in the NextGen Division was 14.9% for the nine months ended December 31, 2010. The acquisition of Opus in fiscal year 2010 added approximately $11.2 million in revenue for the nine months ended December 31, 2010 as compared to the same period a year ago.

▪	Recurring revenue, consisting of maintenance and EDI revenue, increased 24.5% to $101.9 million from $81.9 million in the same period a year ago and accounted for 49.6% of total NextGen Division revenue during the nine months ended December 31, 2010. In the same period a year ago, recurring revenue represented 48.7% of total divisional revenue.

▪	During the nine months ended December 31, 2010, we added staffing resources and increased our investment in research and development in anticipation of growth from the ARRA. Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, integrating our inpatient and ambulatory software products, developing new products for targeted markets, continuing to add new customers, selling additional software and services to existing customers, expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the Practice Solutions Division and the recently acquired acute care software product lines.

▪	The NextGen Division’s growth is attributed to a strong brand name and reputation within a growing marketplace for electronic health records and investments in sales and marketing activities, including a revamped NextGen.com Web site, new NextGen logo, new marketing campaigns, trade show attendance, and other expanded advertising and marketing expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenehr and NextGenepm software products and more recently in 2010 for its NextGen HIE product. Further, the increasing acceptance of electronic records technology in the healthcare industry continues to provide growth opportunities.
QSI Dental Division
▪	QSI Dental Division revenue increased 14.8% in the nine months ended December 31, 2010 and divisional operating income (excluding unallocated corporate expenses) increased 35.2% as compared to the prior year period.

▪	An increase of 60.4% in system sales revenue during the nine months ended December 31, 2010 as compared to the prior year period was the chief contributor to the operating income results. The QSI Dental Division has benefited from system sales to Federally Qualified Healthcare Centers (“FQHC”), which are typically sold jointly with the NextGen Division. The Company is well-positioned to sell to the FQHC market as these entities typically provide both medical and dental services at the same location.

▪	In July 2009, we licensed source code that allows us to deliver hosted, Web-based SaaS practice management and clinical software solutions to the dental industry. This new software solution (“NextDDS”) is being be marketed primarily to the multi-location dental group practice market in which the QSI Dental Division has historically been a dominant player. NextDDS brings the QSI Dental Division to the forefront of the emergence of Internet-based applications and cloud computing and represents a significant growth opportunity for us to sell both to our existing customer base as well as new customers.

▪	Our goal for the QSI Dental Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new NextDDS product. The QSI Dental Division also intends to leverage the NextGen Division’s sales force to sell its dental electronic medical records software to practices that provide both medical and dental services such as Federal Qualified Health Centers, which are receiving grants as part of the ARRA.

Practice Solutions Division
▪	Practice Solutions Division revenue increased 11.1% in the nine months ended December 31, 2010 and divisional operating income (excluding unallocated corporate expenses) increased 17.8% as compared to the prior year period. The Practice Solutions Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division customers and well as new customers added during the nine months ended December 31, 2010.

▪	Operating income as a percentage of revenue increased to approximately 7.6% of revenue in the nine months ended December 31, 2010 versus 7.2% of revenue in the prior year period primarily as a result of higher RCM revenue compared to the prior year period, offset by increased costs related to transitioning to the NextGen platform including training of staff and initial set up and other costs related to achieving higher production volumes as well as integration expenses related to consolidating the operations of the two entities (HSI and PMP) that make up the Practice Solutions Division.
The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
(Unaudited)
Revenues:
Software, hardware and supplies	32.3%	32.5%	29.2%	30.5%
Implementation and training services	4.6	4.4	5.1	4.8

System sales	36.9	36.9	34.3	35.2

Maintenance	30.4	29.5	31.6	30.6
Electronic data interchange services	11.3	11.9	11.8	12.1
Revenue cycle management and related services	12.5	12.8	13.1	12.9
Other services	8.9	8.9	9.2	9.2

Maintenance, EDI, RCM and other services	63.1	63.1	65.7	64.8

Total revenues	100.0	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	6.2	3.7	6.5	4.3
Implementation and training services	4.0	3.9	4.0	4.3

Total cost of system sales	10.2	7.6	10.4	8.6

Maintenance	3.7	4.5	3.9	4.5
Electronic data interchange services	7.5	8.7	8.0	8.7
Revenue cycle management and related services	9.5	9.5	9.8	9.6
Other services	4.3	7.4	4.7	7.2

Total cost of maintenance, EDI, RCM and other services	25.0	30.1	26.4	30.1

Total cost of revenue	35.2	37.8	36.8	38.7

Gross profit	64.8	62.2	63.2	61.3

Operating expenses:
Selling, general and administrative	30.4	28.8	30.8	28.9
Research and development costs	5.8	5.3	6.3	5.8
Amortization of acquired intangible assets	0.5	0.5	0.5	0.5

Total operating expenses	36.7	34.6	37.6	35.2

Income from operations	28.1	27.7	25.6	26.1

Interest income	0.1	0.1	0.1	0.1
Other income, net	0.0	0.2	0.0	0.1

Income before provision for income taxes	28.1	28.0	25.7	26.3
Provision for income taxes	9.0	10.4	8.9	9.7

Net income	19.1%	17.5%	16.8%	16.6%

Comparison of the Three Months Ended December 31, 2010 and December 31, 2009
Net Income. The Company’s net income for the three months ended December 31, 2010 was $17.5 million, or $0.60 per share on a basic and fully diluted basis. In comparison, we earned $13.2 million, or $0.46 per share on a basic and fully diluted basis for the three months ended December 31, 2009. The increase in net income for the three months ended December 31, 2010 was primarily attributed to the following:
•	a 22.6% increase in consolidated revenue, including an increase of $15.6 million in revenue from our NextGen Division and an increase of $1.3 million in revenue from our Practice Solutions Division;

•	a 26.4% increase in NextGen Division revenue, which accounted for 81.7% of consolidated revenue;

•	an increase of recurring revenue, including RCM, maintenance, and EDI revenue, offset by an increase in selling, general and administrative expenses as a percentage of revenue related to higher selling, general and corporate expenses, increased commissions expense, and a fair value adjustment to the contingent consideration liability related to the acquisitions of Opus and NextGen IS; and

•	a decrease of the effective tax rate to 32.1% for the three months ended December 31, 2010 as a result of a discrete benefit of $1.0 million, resulting from a catch-up adjustment due to the extension of the federal research and development tax credit, which was retroactive to the initial expiration date of December 31, 2009.
Revenue. Revenue for the three months ended December 31, 2010 increased 22.6% to $91.9 million from $75.0 million for the three months ended December 31, 2009. NextGen Division revenue increased 26.4% to $75.1 million from $59.4 million in the three months ended December 31, 2009, while QSI Dental Division revenue decreased by 1.1% during that same period to $4.3 million from $4.4 million and Practice Solutions Division revenue increased 11.3% during that same period to $12.5 million from $11.2 million.
System Sales. Revenue earned from Company-wide sales of systems for the three months ended December 31, 2010 increased 22.7% to $33.9 million from $27.7 million in the prior year period.
Our increase in revenue from sales of systems was principally the result of a 25.1% increase in category revenue at our NextGen Division, whose sales in this category grew to $32.7 million during the three months ended December 31, 2010 from $26.1 million during the same prior year period. This increase was driven by higher sales of software to both new and existing clients, as well as increases in hardware and third-party software and implementation and training services revenue.
The following table breaks down our reported system sales into software, hardware, third-party software, supplies, and implementation and training services components on a consolidated and divisional basis (in thousands):

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales
Three Months Ended December 31, 2010
QSI Dental Division	$380	$347	$262	$989
NextGen Division	25,953	2,881	3,863	32,697
Practice Solutions Division	102	12	137	251

Consolidated	$26,435	$3,240	$4,262	$33,937

Three Months Ended December 31, 2009
QSI Dental Division	$477	$404	$193	$1,074
NextGen Division	22,206	843	3,087	26,136
Practice Solutions Division	416	—	33	449

Consolidated	$23,099	$1,247	$3,313	$27,659

NextGen Division software license revenue increased 16.9% in the three months ended December 31, 2010 versus the same period last year. The Division’s software revenue accounted for 79.4% of divisional system sales revenue during the three months ended December 31, 2010, compared to 85.0% during the same period a year ago. The September 2010 announcement that NextGenehr became CCHIT® certified along with the finalization of the Stage 1 Meaningful Use definition criteria under the ARRA in July 2010 positively impacted the growth in software license revenue during the three months ended December 31, 2010. Software license revenue continues to be an area of primary emphasis for the NextGen Division. The Opus acquisition, which closed in February 2010, contributed approximately $1.9 million to the NextGen Division’s software license revenue during the three months ended December 31, 2010.

During the three months ended December 31, 2010, 8.8% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 3.2% during same period a year ago. The increase in hardware and third-party software was a result of previously backordered hardware that was shipped during the three months ended December 31, 2010. The number of customers who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third-party software in the Division’s sales arrangements is typically at the request of our customers.
Implementation and training revenue related to system sales at the NextGen Division increased 25.1% in the three months ended December 31, 2010 compared the prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the three months ended December 31, 2010 versus the same period in 2009 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions, and our ability to retain current staff members.
For the QSI Dental Division, total system sales decreased $0.1 million, or 7.9%, to $1.0 million in the three months ended December 31, 2010 as compared to $1.1 million the prior year period. In addition, the Division began selling the SaaS based NextDDS product during fiscal year 2010.
For the Practice Solutions Division, total system sales decreased by 44.1% in the three months ended December 31, 2010 as compared to the prior year period. Systems sales revenue within the Practice Solutions Division is composed of sales to existing RCM customers only and can fluctuate given the size of the current customer base of the Practice Solutions Division.
Maintenance, EDI, RCM and Other Services. For the three months ended December 31, 2010, Company-wide revenue from maintenance, EDI, RCM and other services grew 22.5% to $57.9 million from $47.3 million in the prior year period. The increase in this category resulted primarily from an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the Practice Solutions Division. Total NextGen Division maintenance revenue for the three months ended December 31, 2010 grew 28.6% to $26.1 million from $20.3 million in the same prior year period while EDI revenue grew 20.0% to $9.1 million compared to $7.6 million during the same prior year period. Other services revenue for the NextGen Division for the three months ended December 31, 2010, which consists primarily of third-party annual software license renewals, follow-on training hours, consulting services and hosting services, increased 33.9% to $7.1 million from $5.3 million in the same prior year period, primarily due to increases in third-party annual software licenses, consulting services and hosting services revenue. QSI Dental Division maintenance, EDI and other revenue remained consistent at $3.3 million in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. For the three months ended December 31, 2010, RCM revenue grew $1.9 million to $11.5 million compared to $9.6 million in the prior year period.
The following table details maintenance, EDI, RCM, and other services revenue by category on a consolidated and divisional basis for the three months ended December 31, 2010 and 2009 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended December 31, 2010
QSI Dental Division	$1,805	$1,214	$—	$313	$3,332
NextGen Division	26,063	9,146	—	7,149	42,358
Practice Solutions Division	40	—	11,496	708	12,244

Consolidated	$27,908	$10,360	$11,496	$8,170	$57,934

Three Months Ended December 31, 2009
QSI Dental Division	$1,821	$1,274	$—	$198	$3,293
NextGen Division	20,266	7,623	—	5,340	33,229
Practice Solutions Division	52	—	9,602	1,127	10,781

Consolidated	$22,139	$8,897	$9,602	$6,665	$47,303

Maintenance revenue for the NextGen Division increased by $5.8 million for the three months ended December 31, 2010 as compared to the same prior year period. The growth in maintenance revenue is a result of a $2.9 million increase in net additional licenses from new customers and existing customers, $2.0 million in maintenance revenue related to the Opus acquisition, and approximately $0.9 million related to a recent price increase that became effective during the quarter ended September 30, 2010.
The NextGen Division’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. The growth in RCM revenue has come from new customers that have been acquired from cross selling opportunities with the NextGen Division customer base. We intend to continue to promote maintenance, EDI and RCM services to both new and existing customers.
Cost of Revenue. Cost of revenue for the three months ended December 31, 2010 increased 14.2% to $32.3 million from $28.3 million in the three months ended December 31, 2009 and the cost of revenue as a percentage of revenue decreased to 35.2% from 37.8% due to the fact that the rate of growth in cost of revenue grew slower than the aggregate revenue growth rate for the Company.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31,
	2010	%	2009	%
QSI Dental Division
Revenue	$4,321	100.0%	$4,368	100.0%
Cost of revenue	2,097	48.5%	1,883	43.1%

Gross profit	$2,224	51.5%	$2,485	56.9%

NextGen Division
Revenue	$75,055	100.0%	$59,365	100.0%
Cost of revenue	21,229	28.3%	18,659	31.4%

Gross profit	$53,826	71.7%	$40,706	68.6%

Practice Solutions Division
Revenue	$12,495	100.0%	$11,229	100.0%
Cost of revenue	9,003	72.1%	7,767	69.2%

Gross profit	$3,492	27.9%	$3,462	30.8%

Consolidated
Revenue	$91,871	100.0%	$74,962	100.0%
Cost of revenue	32,329	35.2%	28,309	37.8%

Gross profit	$59,542	64.8%	$46,653	62.2%

Gross profit margins at the QSI Dental Division for the three months ended December 31, 2010 decreased to 51.5% from 56.9% for the three months ended December 31, 2009 primarily as a result of a higher percentage of payroll and related benefits due to headcount additions in the three months ended December 31, 2010 as compared to the same period a year ago. Gross profit margins at the NextGen Division for the three months ended December 31, 2010 increased to 71.7% compared to 68.6% for the three months ended December 31, 2009 due to strong software sales and an increase in maintenance revenue, which yields higher margin than other services, along with improvements in EDI margins. Gross margin in the Practice Solutions Division decreased to 27.9% for the three months ended December 31, 2010 as compared to 30.8% in the prior year period because of a higher percentage of payroll and related benefits in the three months ended December 31, 2010 as compared to the same period a year ago.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended December 31, 2010 and 2009:

	Hardware,	Payroll and
	Third Party	Related			Total Cost
	Software	Benefits	EDI	Other	of Revenue	Gross Profit
Three Months Ended December 31, 2010
QSI Dental Division	7.0%	20.7%	12.8%	8.0%	48.5%	51.5%
NextGen Division	3.5%	11.3%	6.4%	7.1%	28.3%	71.7%
Practice Solutions Division	0.1%	43.8%	1.8%	26.4%	72.1%	27.9%

Consolidated	3.2%	16.2%	6.1%	9.7%	35.2%	64.8%

Three Months Ended December 31, 2009
QSI Dental Division	8.4%	13.1%	15.2%	6.4%	43.1%	56.9%
NextGen Division	1.4%	14.5%	7.3%	8.2%	31.4%	68.6%
Practice Solutions Division	0.6%	41.9%	5.3%	21.4%	69.2%	30.8%

Consolidated	1.7%	17.2%	8.7%	10.2%	37.8%	62.2%

During the three months ended December 31, 2010, hardware and third-party software constituted a higher portion of cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our customers.
Our payroll and benefits expense associated with delivering our products and services decreased to 16.2% of consolidated revenue in the three months ended December 31, 2010 compared to 17.2% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $13.9 million in the three months ended December 31, 2009 to $14.8 million in the three months ended December 31, 2010, an increase of 6.8%, or approximately $0.9 million. Of the $0.9 million increase, approximately $0.8 million of the increase is related to the Practice Solutions Division. RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. For the NextGen Division, a decrease of approximately $0.2 million was related to decreased headcount and payroll and benefits expense associated with delivering products and services. Payroll and benefits expense associated with delivering products and services in the QSI Dental Division increased $0.3 million from $0.6 million in the three months ended December 31, 2009 to $0.9 million in the three months ended December 31, 2010 primarily due to headcount additions.
Other expense, which primarily consists of third-party annual license and hosting costs, decreased to 9.7% of total revenue during the three months ended December 31, 2010 as compared to 10.2% for the same period a year ago. Contributing to this decline was better profit margins achieved in our consulting, hosting, and annual licenses revenues that are included in other services.
As a result of the foregoing events and activities, the gross profit percentage for the Company increased to 64.8% for the three months ended December 31, 2010 versus 62.2% for the prior year period.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2010 increased 29.6% to $28.0 million as compared to $21.6 million for the prior year period. The increase in these expenses resulted primarily from:
•	$5.6 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$1.4 million increase in sales commissions primarily related to the NextGen Division;

•	$1.1 million increase related to a fair value adjustment to the contingent consideration liability related to the acquisitions of Opus and NextGen IS; offset by

•	$0.8 million decrease in advertising, tradeshows, and travel related expenses; and

•	$0.9 million net decrease in other selling and administrative expenses.

Share-based compensation expense was approximately $0.7 million and $0.1 million for the three months ended December 31, 2010 and 2009, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 28.8% in the three months ended December 31, 2009 to 30.4% in the three months ended December 31, 2010.
We do not anticipate significant increases in expenditures for trade shows, advertising and the employment of additional sales and administrative staff at the NextGen Division until additional revenue growth is achieved. We anticipate future increases in corporate expenditures being made in a wide range of areas including professional services and investment in a companywide enterprise resource planning (“ERP”) system. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general and administrative expenses as a percentage of revenue.
Research and Development Costs. Research and development costs for the three months ended December 31, 2010 and 2009 were $5.4 million and $4.0 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen Division product line. The Opus acquisition added $0.3 million in research and development expenses during the three month period ended December 31, 2010. Additions to capitalized software costs offset increases in research and development costs. For the three months ended December 31, 2010, $2.9 million was added to capitalized software costs while $1.8 million was capitalized during the three months ended December 31, 2009 as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA. Research and development costs as a percentage of revenue increased to 5.8% in the three months ended December 31, 2010 from 5.3% for the same period in 2009. Research and development expenses are expected to continue at or above current dollar levels. Share-based compensation expense included in research and development costs was not material in the three months ended December 31, 2010 and 2009.
Interest and Other Income. Interest and other income for the three months ended December 31, 2010 and 2009 were $0.1 million and $0.2 million, respectively. Interest and other income consist primarily of dividends and interest earned on our investments.
Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds and short-term U.S. Treasury securities with maturities of 90 days or less at the time of purchase. Our Board of Directors continues to review alternate uses for our cash including, but not limited to, payment of a special dividend, initiation of a stock buyback program, an expansion of our investment policy to include investments with longer maturities of greater than 90 days, and other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.
Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2010 was approximately $8.3 million as compared to approximately $7.8 million for the corresponding period a year ago. The effective tax rates were 32.1% and 37.2% for the three months ended December 31, 2010 and 2009, respectively. The effective rate for the three months ended December 31, 2010 decreased as compared to the prior year period primarily due to fluctuations in the state effective tax rate and increased benefits from the qualified production activities deduction. The effective rate also decreased as compared to the prior year period because of a discrete benefit of $1.0 million, resulting from a catch-up adjustment due to the federal research and development tax credit, which was retroactive to the initial expiration date of December 31, 2009.

Comparison of the Nine Months Ended December 31, 2010 and December 31, 2009
Net Income. The Company’s net income for the nine months ended December 31, 2010 was $43.1 million, or $1.49 per share on a basic and $1.48 on a fully diluted basis. In comparison, we earned $35.3 million, or $1.24 per share on a basic and $1.23 per share on a fully diluted basis for the nine months ended December 31, 2009. The increase in net income for the nine months ended December 31, 2010 was primarily attributed to the following:
•	a 20.1% increase in consolidated revenue, including an increase of $37.5 million in revenue from our NextGen Division, an increase of $1.8 million from our QSI Dental Division, and an increase of $3.6 million in revenue from our Practice Solutions Division;

•	the acquisition of Opus in February 2010, which added approximately $11.2 million in revenue for the nine months ended December 31, 2010 as compared to the same period a year ago;

•	a 22.3% increase in NextGen Division revenue, which accounted for 80.2% of consolidated revenue;

•	an increase of recurring revenue, including RCM, maintenance, and EDI revenue, which accounted for 56.5% of total consolidated revenue during the nine months ended December 31, 2010 as compared to 55.6% of total consolidated revenue in the same period a year ago;

•	offset by an increase in selling, general and administrative expenses and research and development costs.
Revenue. Revenue for the nine months ended December 31, 2010 increased 20.1% to $256.3 million from $213.3 million for the nine months ended December 31, 2009. NextGen Division revenue increased 22.3% to $205.6 million from $168.1 million in the nine months ended December 31, 2009, while QSI Dental Division revenue increased 14.8% during that same period to $14.3 million from $12.5 million and Practice Solutions Division revenue increased 11.0% during that same period to $36.3 million from $32.7 million.
System Sales. Revenue earned from Company-wide sales of systems for the nine months ended December 31, 2010 increased 17.0% to $87.9 million from $75.1 million in the prior year period.
Our increase in revenue from sales of systems was principally the result of a 17.8% increase in category revenue at our NextGen Division, whose sales in this category increased from $70.5 million during the nine months ended December 31, 2009 to $83.1 million during the nine months ended December 31, 2010. This increase was driven by higher sales of software to both new and existing clients, as well as increases in hardware and third-party software and implementation and training services revenue.
The following table breaks down our reported system sales into software, hardware, third-party software, supplies, and implementation and training services components on a consolidated and Divisional basis (in thousands):

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales
Nine Months Ended December 31, 2010
QSI Dental Division	$1,819	$1,618	$769	$4,206
NextGen Division	63,134	7,916	12,022	83,072
Practice Solutions Division	300	19	278	597

Consolidated	$65,253	$9,553	$13,069	$87,875

Nine Months Ended December 31, 2009
QSI Dental Division	$1,216	$861	$547	$2,624
NextGen Division	56,937	4,217	9,390	70,544
Practice Solutions Division	1,747	—	213	1,960

Consolidated	$59,900	$5,078	$10,150	$75,128

NextGen Division software license revenue increased 10.9% in the nine months ended December 31, 2010 versus the same period last year. The Division’s software revenue accounted for 76.0% of divisional system sales revenue during the nine months ended December 31, 2010, compared to 80.7% during the same period a year ago. The September 2010 announcement that NextGenehr became CCHIT® certified along with the finalization of the Stage 1 Meaningful Use definition criteria under the ARRA in July 2010 positively impacted the growth in software license revenue during the three months ended December 31, 2010. Software license revenue continues to be an area of primary emphasis for the NextGen Division. The Opus acquisition, which closed in February 2010, contributed approximately $3.6 million to the NextGen Division’s software license revenue during the nine months ended December 31, 2010.
During the nine months ended December 31, 2010, 9.5% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 6.0% during same period a year ago. The increase in hardware and third party software was a result of previously backordered hardware from fiscal year 2010 that was shipped during the quarter ended June 30, 2010. The number of customers who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third-party software in the Division’s sales arrangements is typically at the request of our customers.

Implementation and training revenue related to system sales at the NextGen Division increased 28.0% in the nine months ended December 31, 2010 compared the prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of customer implementations, the availability of qualified staff, and the mix of services being rendered. The number of implementation and training staff increased during the nine months ended December 31, 2010 versus the same period in 2009 in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales.
For the QSI Dental Division, total system sales increased $1.6 million, or 60.3%, to $4.2 million in the nine months ended December 31, 2010 as compared to $2.6 million the prior year period. Systems sales in the QSI Dental Division were positively impacted by greater joint sales of dental and medical software to FQHC. In addition, the Division began selling the SaaS based NextDDS product during fiscal year 2010.
For the Practice Solutions Division, total system sales decreased by 69.5% in the nine months ended December 31, 2010 as compared to the prior year period. System sales was negatively impacted by $1.7 million of software license sales in the nine months ended December 31, 2009 as compared to $0.3 million of software sales recorded in the nine months ended December 31, 2010. Systems sales revenue within the Practice Solutions Division is composed of sales to existing RCM customers only and can fluctuate given the size of the current customer base of the Practice Solutions Division.
Maintenance, EDI, RCM and Other Services. For the nine months ended December 31, 2010, Company-wide revenue from maintenance, EDI, RCM and other services grew 21.9% to $168.4 million from $138.2 million in the prior year period. The increase in this category resulted primarily from an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the Practice Solutions Division. Total NextGen Division maintenance revenue for the nine months ended December 31, 2010 grew 26.1% to $75.4 million from $59.8 million in the same prior year period while EDI revenue grew 20.1% to $26.5 million compared to $22.1 million during the same prior year period. Other services revenue for the NextGen Division for the nine months ended December 31, 2010, which consists primarily of third-party annual software license renewals, follow-on training hours, consulting services and hosting services, increased 31.7% to $20.6 million from $15.7 million in the same prior year period, primarily due to increases in third-party annual software licenses and hosting services revenue. QSI Dental Division maintenance, EDI and other revenue increased 2.7% to $10.1 million in the nine months ended December 31, 2010 as compared to $9.9 million in the nine months ended December 31, 2009. For the nine months ended December 31, 2010, RCM revenue grew $5.9 million to $33.4 million compared to $27.5 million in the prior year period.
The following table details maintenance, EDI, RCM, and other services revenue by category on a consolidated and Divisional basis for the nine months ended December 31, 2010 and 2009 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Nine Months Ended December 31, 2010
QSI Dental Division	$5,463	$3,729	$—	$921	$10,113
NextGen Division	75,392	26,537	—	20,642	122,571
Practice Solutions Division	118	—	33,443	2,135	35,696

Consolidated	$80,973	$30,266	$33,443	$23,698	$168,380

Nine Months Ended December 31, 2009
QSI Dental Division	$5,388	$3,765	$—	$697	$9,850
NextGen Division	59,809	22,090	—	15,678	97,577
Practice Solutions Division	57	—	27,482	3,204	30,743

Consolidated	$65,254	$25,855	$27,482	$19,579	$138,170

Maintenance revenue for the NextGen Division increased by $15.6 million for the nine months ended December 31, 2010 as compared to the same prior year period. The growth in maintenance revenue is a result of a $7.8 million increase in net additional licenses from new customers and existing customers, $5.9 million in maintenance revenue related to the Opus acquisition, and approximately $1.9 million related to a recent price increase that became effective during the quarter ended September 30, 2010.
The NextGen Division’s EDI revenue growth has come from new customers and from further penetration of the Division’s existing customer base. The growth in RCM revenue has come from new customers that have been acquired from cross selling opportunities with the NextGen Division customer base. We intend to continue to promote maintenance, EDI and RCM services to both new and existing customers.
Cost of Revenue. Cost of revenue for the nine months ended December 31, 2010 increased 14.3% to $94.3 million from $82.5 million in the nine months ended December 31, 2009 and the cost of revenue as a percentage of revenue decreased to 36.8% from 38.7% due to the fact that the rate of growth in cost of revenue grew slower than the aggregate revenue growth rate for the Company.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the nine months ended December 31, 2010 and 2009 (in thousands):

	Nine Months Ended December 31,
	2010	%	2009	%
QSI Dental Division
Revenue	$14,319	100.0%	$12,474	100.0%
Cost of revenue	6,744	47.1%	5,492	44.0%

Gross profit	$7,575	52.9%	$6,982	56.0%

NextGen Division
Revenue	$205,643	100.0%	$168,122	100.0%
Cost of revenue	61,696	30.0%	54,536	32.4%

Gross profit	$143,947	70.0%	$113,586	67.6%

Practice Solutions Division
Revenue	$36,293	100.0%	$32,702	100.0%
Cost of revenue	25,876	71.3%	22,481	68.7%

Gross profit	$10,417	28.7%	$10,221	31.3%

Consolidated
Revenue	$256,255	100.0%	$213,298	100.0%
Cost of revenue	94,316	36.8%	82,509	38.7%

Gross profit	$161,939	63.2%	$130,789	61.3%

Gross profit margins at the QSI Dental Division for the nine months ended December 31, 2010 decreased to 52.9% from 56.0% for the nine months ended December 31, 2009 primarily as a result of a higher percentage hardware and third-party software expense and higher costs for payroll and related benefits due to headcount additions in the nine months ended December 31, 2010 as compared to the same period a year ago. Gross profit margins at the NextGen Division for the nine months ended December 31, 2010 increased to 70.0% compared to 67.6% for the nine months ended December 31, 2009 primarily due to strong software sales and an increase in maintenance revenue, which yields higher margin than other services, along with improvements in EDI margins. Gross margin in the Practice Solutions Division decreased to 28.7% for the nine months ended December 31, 2010 as compared to 31.3% in the prior year period because the prior year period gross margin was positively impacted by $1.7 million of software license sales as compared to $0.3 million of software sales recorded in the nine months ended December 31, 2010.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the nine months ended December 31, 2010 and 2009:

	Hardware,	Payroll and
	Third Party	Related			Total Cost
	Software	Benefits	EDI	Other	of Revenue	Gross Profit
Nine Months Ended December 31, 2010
QSI Dental Division	8.9%	17.8%	12.8%	7.6%	47.1%	52.9%
NextGen Division	3.5%	12.1%	7.7%	6.7%	30.0%	70.0%
Practice Solutions Division	0.0%	43.8%	0.6%	26.9%	71.3%	28.7%

Consolidated	3.3%	16.9%	7.0%	9.6%	36.8%	63.2%

Nine Months Ended December 31, 2009
QSI Dental Division	8.0%	14.0%	16.7%	5.3%	44.0%	56.0%
NextGen Division	2.9%	13.4%	9.5%	6.6%	32.4%	67.6%
Practice Solutions Division	0.3%	43.6%	1.8%	23.0%	68.7%	31.3%

Consolidated	2.8%	18.0%	8.7%	9.2%	38.7%	61.3%

During the nine months ended December 31, 2010, hardware and third-party software constituted a higher portion of cost of revenue compared to the prior year period in the NextGen Division. The number of customers who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our customers.
Our payroll and benefits expense associated with delivering our products and services decreased to 16.9% of consolidated revenue in the nine months ended December 31, 2010 compared to 18.0% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $38.4 million in the nine months ended December 31, 2009 to $43.4 million in the nine months ended December 31, 2010, an increase of 12.9%, or approximately $5.0 million. Of the $5.0 million increase, approximately $1.7 million of the increase is related to the Practice Solutions Division. RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. For the NextGen Division, an increase of approximately $2.5 million was related to increased headcount and payroll and benefits expense associated with delivering products and services. Payroll and benefits expense associated with delivering products and services in the QSI Dental Division increased $0.8 million from $1.8 million in the nine months ended December 31, 2009 to $2.6 million in the nine months ended December 31, 2010 primarily due to headcount additions.
Other expense, which primarily consists of third-party annual license and hosting costs, increased to 9.6% of total revenue during the nine months ended December 31, 2010 as compared to 9.2% for the same period a year ago. Contributing to this decline was better profit margins achieved in our consulting, hosting, and annual licenses revenues that are included in other services.
As a result of the foregoing events and activities, the gross profit percentage for the Company increased to 63.2% for the nine months ended December 31, 2010 versus 61.3% the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2010 increased 28.0% to $79.0 million as compared to $61.7 million for the prior year period. The increase in these expenses resulted primarily from:
•	$12.8 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$4.0 million increase due to selling and administrative expenses from Opus, which was acquired in February 2010;

•	$2.0 million increase in sales commissions primarily related to the NextGen Division;

•	$1.1 million increase related to a fair value adjustment to the contingent consideration liability related to the acquisitions of Opus and NextGen IS; offset by

•	$1.9 million decrease in advertising, tradeshows, and travel related expenses; and

•	$0.7 million net decrease in other selling and administrative expenses.
Share-based compensation expense was approximately $2.4 million and $1.3 million for the nine months ended December 31, 2010 and 2009, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 28.9% in the nine months ended December 31, 2009 to 30.8% in the nine months ended December 31, 2010.
Research and Development Costs. Research and development costs for the nine months ended December 31, 2010 and 2009 were $16.0 million and $12.3 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen Division product line. The Opus acquisition added $1.1 million in research and development expenses during the nine month period ended December 31, 2010. Additions to capitalized software costs offset increases in research and development costs. For the nine months ended December 31, 2010, $8.6 million was added to capitalized software costs while $4.7 million was capitalized during the nine months ended December 31, 2009 as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA. Research and development costs as a percentage of revenue increased to 6.3% in the nine months ended December 31, 2010 from 5.8% for the same period in 2009. Research and development expenses are expected to continue at or above current dollar levels. Share-based compensation expense included in research and development costs was not material in the nine months ended December 31, 2010 and 2009.
Interest and Other Income. Interest and other income for the nine months ended December 31, 2010 and 2009 were $0.3 million and $0.4 million, respectively. Interest and other income consist primarily of dividends and interest earned on our investments.
Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2010 was approximately $22.9 million as compared to approximately $20.7 million for the corresponding period a year ago. The effective tax rates were 34.7% and 37.0% for the nine months ended December 31, 2010 and 2009, respectively. The effective rate for the nine months ended December 31, 2010 decreased as compared to the prior year period primarily due to fluctuations in the state effective tax rate and increased benefits from the qualified production activities deduction. The effective rate also decreased as compared to the prior year period because of a discrete benefit of $1.0 million, resulting from a catch-up adjustment due to the federal research and development tax credit, which was retroactive to the initial expiration date of December 31, 2009.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the nine months ended December 31, 2010 and 2009 (dollar amounts in thousands):

	Nine Months Ended December 31,
	2010	2009
Cash and cash equivalents	$118,221	$79,111

Net increase in cash and cash equivalents	$33,610	$8,931

Net income	$43,053	$35,318

Net cash provided by operating activities	$60,305	$39,820

Number of days of sales outstanding	122	124
Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income plus adjustments to add back non-cash expenses, including depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation and deferred taxes.
The following table summarizes our consolidated statements of cash flows for the nine months ended December 31, 2010 and 2009 (in thousands):

	Nine Months Ended December 31,
	2010	2009
Net income	$43,053	$35,318

Non-cash expenses	15,925	10,514

Change in deferred revenue	8,184	7,996

Change in accounts receivable	(18,639)	(14,186)

Change in other assets and liabilities	11,782	178

Net cash provided by operating activities	$60,305	$39,820

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the nine months ended December 31, 2010 and 2009. The NextGen Division’s contribution to net income has increased each year due to that Division’s operating income increasing more quickly than our Company as a whole.
Non-Cash Expenses. Non-cash expenses include depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts, share-based compensation and deferred taxes. Total non-cash expenses were $15.9 million and $10.5 million for the nine months ended December 31, 2010 and 2009, respectively. The $5.4 million increase in non-cash expenses for the nine months ended December 31, 2010 as compared to the prior year period is primarily related to an increase of approximately $0.5 million in depreciation, $0.9 million of amortization of capitalized software costs, $1.3 million of amortization of other intangibles, $0.1 million in bad debt expense, $1.3 million in share-based compensation and $1.3 million in deferred income tax benefit.
Deferred Revenue. Cash from operations benefited from increases in deferred revenue. Deferred revenue increased by approximately $8.2 million for the nine months ended December 31, 2010 versus an increase of $8.0 million in the prior year period, resulting in a $0.2 million increase to cash from operations as compared to the prior year period.

Accounts Receivable. Accounts receivable grew by approximately $18.6 million and $14.2 million for the nine months ended December 31, 2010 and 2009, respectively. The increase in accounts receivable is due to the following factors:
▪	NextGen Division revenue grew 22.3% and 19.9% on a year-over-year basis, in the nine months ended December 31, 2010 and 2009, respectively;

▪	Turnover of accounts receivable is generally slower in the NextGen Division due to the fact that the systems sales related revenue have longer payment terms, generally up to one year, which historically have accounted for a major portion of NextGen Division sales; and

▪	We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division, which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $7.2 million for the nine months ended December 31, 2010.
The turnover of accounts receivable measured in terms of days sales outstanding (“DSO”) decreased from 124 days to 122 days during the nine months ended December 31, 2010 as compared the same prior year period. The decrease in DSO is primarily due to the factors mentioned above, offset by an increase in recurring revenue, such as maintenance, EDI and RCM revenue, which has a faster turnover of accounts receivable compared to system sales.
If amounts included in both accounts receivable and deferred revenue were netted, the turnover of accounts receivable expressed as DSO would be 82 days as of December 31, 2010 and 83 days as of December 31, 2009. Provided turnover of accounts receivable, deferred revenue, and profitability remain consistent for the nine months ended December 31, 2010, we anticipate being able to continue to generate cash from operations during fiscal 2011 primarily from our net income.
Other Assets and Liabilities. Cash from operations benefited from increases in other liabilities and decreases in other assets. Other assets decreased by a total of $1.6 million while other liabilities grew a total of $10.2 million during the nine months ended December 31, 2010. The increase in other liabilities consisted of a $1.1 million increase in contingent consideration related to the Opus and NextGen IS acquisitions, $2.2 million increase in accounts payable, and $6.9 million increase in all other liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended December 31, 2010 and 2009 was $4.6 million and $11.7 million, respectively. The decrease of net cash used in investing activities during the nine months ended December 31, 2010 as compared to the prior year period is primarily due to proceeds of $7.7 million received from the sale of our ARS investments, which was offset by net cash used of $3.7 million for the additions of equipment and improvements and capitalized software. In addition, during the nine months ended December 31, 2009, $2.7 million was paid for contingent consideration related to the acquisition of PMP and $0.3 million was paid for the acquisition of NextGen IS.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended December 31, 2010 and 2009 was $22.0 million and $19.2 million, respectively. During the nine months ended December 31, 2010, we received proceeds of $3.5 million from the exercise of stock options and paid $26.0 million in dividends to shareholders as compared to proceeds of $5.3 million from the exercise of stock options and payment of $25.7 million in dividends to shareholders during the same period in the prior year. We recorded a reduction in our tax benefit from share-based compensation of $0.5 million and $1.2 million during the nine months ended December 31, 2010 and 2009, respectively, related to excess tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital.
Cash and Cash Equivalents and Marketable Securities
At December 31, 2010, we had cash and cash equivalents of $118.2 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products.
In January 2007, our Board of Directors adopted a policy whereby we intend to pay a regular quarterly dividend of $0.25 per share on our outstanding Common Stock, subject to further Board review and approval and establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. Our Board of Directors increased the quarterly dividend to $0.30 per share in August 2008 and to $0.35 per share in January 2011. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.
On January 26, 2011, the Board of Directors approved a quarterly cash dividend of $0.35 per share on the Company’s outstanding shares of Common Stock, payable to shareholders of record as of March 17, 2011 with an expected distribution date on or about April 5, 2011.

Our Board of Directors declared the following dividends during the periods presented:

			Per Share
Declaration Date	Record Date	Payment Date	Dividend
Fiscal year 2011
May 26, 2010	June 17, 2010	July 6, 2010	$0.30
July 28, 2010	September 17, 2010	October 5, 2010	0.30
October 25, 2010	December 17, 2010	January 5, 2011	0.30

Fiscal year 2010
May 27, 2009	June 12, 2009	July 6, 2009	$0.30
July 23, 2009	September 25, 2009	October 5, 2009	0.30
October 28, 2009	December 23, 2009	January 5, 2010	0.30
January 27, 2010	March 23, 2010	April 5, 2010	0.30
Management believes that its cash and cash equivalents on hand at December 31, 2010, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for the remainder of fiscal year 2011.
The Company has recently committed to implementing an ERP system to upgrade its business information systems. We believe the ERP will greatly enhance and streamline our operational processes and provide a common technology platform to support future growth opportunities. We anticipate capital expenditures will increase in fiscal 2012 and will be funded from cash on hand and cash flows from operations.
Contractual Obligations
The following table summarizes our significant contractual obligations, all of which relate to operating leases, at December 31, 2010 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Year ended March 31,
2011 (remaining three months)	$1,202
2012	5,137
2013	5,450
2014	5,738
2015 and beyond	10,465

$27,992

New Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds and short-term U.S. Treasury securities with maturities of 90 days or less at the time of purchase.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended) as of December 31, 2010, the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission (“SEC”). They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2010, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have experienced legal claims by parties asserting that we have infringed their intellectual property rights. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any infringement claim, even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks in our “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY SYSTEMS, INC.
Date: February 1, 2011	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2011	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)