Form 10-K
period 2011-03-31
QUALITY SYSTEMS, INC
filed 2011-05-27
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-12537
QUALITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2888568 (IRS Employer Identification No.)

18111 Von Karman Avenue, Suite 700, Irvine, California (Address of principal executive offices)	92612 (Zip Code)
(949) 255-2600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NASDAQ Global Select Market
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2010: $1,276,253,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $66.31 per share).*
The Registrant has no non-voting common equity.
The number of outstanding shares of the Registrant’s common stock as of May 23, 2011 was 29,179,390 shares.
* For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 annual meeting of shareholders are incorporated by reference into Part III.

QUALITY SYSTEMS, INC.

2011 ANNUAL REPORT ON FORM 10-K

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
Company Overview
Quality Systems, Inc. and its wholly-owned subsidiaries operates as four business divisions and is comprised of: (i) the QSI Dental Division; (ii) the NextGen Division, which consists of NextGen Healthcare Information Systems, Inc.(“NextGen”); (iii) the Inpatient Solutions Division, which consists of NextGen Inpatient Solutions, LLC (“NextGen IS” f/k/a Sphere) and Opus Healthcare Solutions, LLC (“Opus”); (iv) the Practice Solutions Division, which consists of Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”) and Practice Management Partners, Inc. (“PMP”) and (v) Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”, “we”, “our”, or “us”). The Company develops and markets healthcare information systems that automate certain aspects of physician, inpatient and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers, Federal Qualified Health Centers (“FQHC”) and medical and dental schools. The Company also provides inpatient electronic health records (“EHR”) and financial solutions for community hospitals as well as revenue cycle management (“RCM”) services through the Practice Solutions Division.
The Company, a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980’s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid-1990’s, we made two acquisitions that accelerated our penetration of the medical market. These two acquisitions formed the basis for the NextGen Division. Today, we serve the physician, inpatient and dental markets through our QSI Dental Division, NextGen Division, Inpatient Solutions Division and Practice Solutions Division.
The Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing and branding. The Divisions share the resources of our “corporate office,” which includes a variety of accounting and other administrative functions. Additionally, there are a small but growing number of clients who are simultaneously utilizing software or services from more than one of our Divisions.
The QSI Dental and NextGen Divisions develop and market practice management software that is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include scheduling and billing capabilities, and it is important to note that in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices. Therefore, we actively compete for the replacement market. In addition, the QSI Dental and NextGen Divisions develop and market software that automate patient records in both a practice and hospital setting. Therefore, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems.
With the acquisition of NextGen IS in 2009, the Inpatient Solutions Division entered the market for financial information systems for small hospitals. Therefore, since 2009, the Inpatient Solutions Division has also been developing and marketing an equivalent practice management software product for the small hospital market, which performs administrative functions required for operating a small hospital.
In January 2011, QSIH was formed to function as the Company’s India-based captive to offshore technology application development and business processing services.

We continue to pursue product and service enhancement initiatives within each Division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.
The following table breaks down our reported segment revenue and segment revenue growth by division for the fiscal years ended March 31, 2011, 2010 and 2009:

	Segment Revenue Breakdown			Segment Revenue Growth
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2011	2010	2009	2011	2010	2009
QSI Dental Division	5.7%	5.9%	6.5%	16.6%	8.1%	(1.2)%
NextGen Division	75.3%	78.3%	83.0%	16.5%	12.1%	19.6%
Inpatient Solutions Division (1)	5.1%	1.0%	0.0%	519.1%	N/A	N/A
Practice Solutions Division (2)	13.9%	14.8%	10.5%	13.7%	67.5%	N/A

Consolidated	100.0%	100.0%	100.0%	21.1%	18.9%	31.6%

(1)	Inpatient Solutions Division consists of two acquisitions, Opus and NextGen IS, acquired in February 2010 and August 2009, respectively.

(2)	Practice Solutions Division consists of two acquisitions, HSI and PMP, acquired in May 2008 and October 2008, respectively.
QSI Dental Business Unit. The QSI Dental Business, co-located with our corporate headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental organizations located throughout the US. In addition, the Business Unit supports a growing number of organizations utilizing its Software as a Service (“SaaS”) model-based NextDDS™ financial and clinical software and certain number of medical clients that utilize the Division’s UNIX®-based medical practice management software product.
The QSI Dental Business Unit’s practice management software suite utilizes a UNIX® operating system. Its Clinical Product Suite (“CPS”) utilizes the Windows operating system and can be fully integrated with the practice management software offered from each of our Business Units. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The Business Unit develops, markets and manages our Dental EDI/connectivity applications including our QSInet Application Service Provider (“ASP”).
In July 2009, we licensed source code that allows us to deliver hosted, Web-based SaaS model practice management and clinical software solutions to the dental industry. This new software solution (“NextDDS™”) is being marketed primarily to the multi-location dental group practice market in which the Business Unit has historically been a dominant player. NextDDS™ brings the QSI Dental Business Unit to the forefront of the emergence of Internet-based applications and cloud computing and represents a significant growth opportunity for the Business Unit to sell both to its existing client base as well as new clients.
NextGen Division. The NextGen Division, with headquarters in Horsham, Pennsylvania and significant locations in Atlanta, Georgia and Austin, Texas, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations.
The NextGen Division’s major product categories include the NextGen ambulatory product suite and NextGen Community Connectivity.
The NextGen Ambulatory product suite streamlines patient care with standardized, real-time clinical and administrative workflows within a physician’s practice, and consists of:
•	NextGen Electronic Health Records (“NextGenehr”) to ensure complete, accurate documentation to manage patient care electronically and to improve clinical processes and patient outcomes with electronic charting at the point of care;

•	NextGen Practice Management (“NextGenpm”) to automate business processes, from front-end scheduling to back-end collections and financial and administrative processes for increased performance and efficiencies;

•	NextGen Dashboard, which allows providers to view patient data in a visually rich graphical format. Using bar charts, pie charts, gauges and more, the system displays information at the practice or single provider level;

•	NextGen Mobile improves patient care through anytime, anywhere access of patient data. In addition, Mobile has the capability to increase revenue by easily capturing charges at the point of care resulting in potential reduction of medical liability through better documentation of out-of-office actions; and

•	NextGen NextPen is a revolutionary digital pen that quickly captures data into NextGen Ambulatory EHR. NextPen captures structured data and graphic drawings as part of the patient record without scanning or transcription. This technology requires no learning curve for adoption.

NextGen Community Connectivity consists of:
•	NextGen Health Information Exchange (“HIE”), formerly Community Health Solution, to exchange patient data securely with community healthcare organizations;

•	NextGen Patient Portal (“NextMD.com”) to communicate with patients online and import information directly into NextGenehr; and

•	NextGen Health Quality Measures (“HQM”) to allow seamless quality measurement and reporting for practice and physician performance initiatives.
The NextGen Division products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.
Services provided by the NextGen Division include:
•	EDI services that are intended to automate the entire patient statement process, reducing labor and printing costs associated with producing statements in house. In addition, NextGen EDI works with the most innovative clearinghouses to transform electronic claims submissions into payments;

•	Hosting services that allow practices seeking the benefits of IT automation but not the maintenance of in-house hardware and networking;

•	NextGuard — Data Protection services that provide an off-site, data archiving, restoration and disaster recovery preparedness solution for practices to protect clinical and financial data;

•	Consulting services, such as strategic governance models and operational transformation, technical consulting such as data conversions or interface development, that also allow practices to build custom add-on features; Physician Consulting Resources, services that allow practices to consult with the NextGen Division’s physician team; and eHealth consulting services that assist in connecting communities of practice for data sharing.
Practice Solutions Division. The Practice Solutions Division, with locations in St. Louis, Missouri and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services, primarily billing and collection services for medical practices. This Division combines a Web-delivered SaaS model and the NextGenpm software platform to execute its service offerings. Execution of the plan to transition our client base onto the NextGen platform is under execution. The Practice Solutions Division provides technology solutions and consulting services to cover the full spectrum of providers’ revenue cycle needs from patient access through claims denials.
Practice Solutions Division revenue growth in fiscal years 2011, 2010 and 2009 was positively impacted by the acquisitions of HSI and PMP in May 2008 and October 2008, respectively. Growth subsequent to fiscal year 2009 was created primarily by cross selling RCM services to NextGen clients.
On May 20, 2008, we acquired St. Louis-based HSI, a full-service healthcare RCM company. HSI operates under the umbrella of the Company’s Practice Solutions Division. Founded in 1996, HSI provides RCM services to providers including health systems, hospitals and physicians in private practice with an in-house team consisting of specialists in medical billing, coding and compliance, payor credentialing and information technology.
On October 28, 2008, we acquired Maryland-based PMP, a full-service healthcare RCM company. This acquisition is also part of our growth strategy for our Practice Solutions Division. a full-service healthcare RCM company. Similar to HSI, PMP operates under the umbrella of the Company’s Practice Solutions Division. Founded in 2001, PMP provides physician billing and technology management services to healthcare providers, primarily in the Mid-Atlantic region.
Inpatient Solutions Division. The Inpatient Solutions Division, with its primary location in Austin, Texas, provides integrated clinical, financial and connectivity solutions for rural and community hospitals.
On August 12, 2009, we acquired NextGen IS, a provider of financial information systems to the small hospital inpatient market. This acquisition, along with our acquisition of Opus, is part of our strategy to expand into the small hospital market and to add new clients by taking advantage of cross-selling opportunities between the ambulatory and inpatient markets.

On February 10, 2010, we acquired Opus, a provider of clinical information systems to the small hospital inpatient market. Founded in 1987 and headquartered in Austin, Texas, Opus delivers Web-based clinical solutions to hospital systems and integrated health networks nationwide. This acquisition complements and will be integrated with the assets and operations of NextGen IS. Both companies are established developers of software and services for the inpatient market and will operate under the Company’s Inpatient Solutions Division.
The Inpatient Solutions Division products that deliver secure, highly adaptable and easy to use applications to patient centered hospitals and health systems consist of:
•	NextGen Clinicals, which resides on an advanced truly active web 2.0 platform — and is designed to initiate widespread work efficiency and communication, reduce errors and time-to-chart, and improve care; and

•	NextGen Financials, which is a financial and administrative system that helps hospitals significantly improve the smart operations and financial and regulatory management of their facilities.
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
As the reimbursement environment continues to evolve, more healthcare providers enter into contracts, often with multiple entities, which define the terms under which care is administered and paid. The diversity of payor organizations, as well as additional government regulation and changes in reimbursement models, have greatly increased the complexity of pricing, billing, reimbursement and records management for medical and dental practices. To operate effectively, healthcare provider organizations must efficiently manage patient care and other information and workflow processes, which increasingly extend across multiple locations, disparate systems, and business entities.
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
Many existing healthcare information systems were designed for limited administrative tasks such as billing and scheduling and can neither accommodate multiple computing environments nor operate effectively across multiple locations and entities. We believe that practices that leverage technology to more efficiently handle patient clinical data as well as administrative, financial and other practice management data will be best able to enhance patient flow, pursue cost efficiencies and improve quality of care. As healthcare organizations transition to new computer platforms and newer technologies, we believe such organizations will be migrating toward the implementation of enterprise-wide, patient-centric computing systems embedded with automated clinical patient records.
Our Strategy
Our strategy is, at present, to focus on providing software and services to physician practices, dental practices, hospitals, health centers, other healthcare providers and to expand service offerings to include the payor market and consumer market segments. Among the key elements of this strategy are:
•	Continue development and enhancement of select software solutions in target markets;

•	Continue investments in our infrastructure including, but not limited to, sales, marketing, implementation, consulting and support;

•	Continue investment in product development, which includes developing a new integrated inpatient and outpatient, web-based software platform;

•	Continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline;

•	Addition of new clients through maintaining and expanding sales, marketing and product development activities;

•	Expand our relationship with existing clients through delivery of innovative new and complementary products and services; and

•	Continue our gold standard commitment of service in support of our client satisfaction programs.
While these are the key elements of our current strategy, there can be no guarantee that our strategy will not change, or that we will succeed in achieving these goals individually or collectively.
Products and Services
In response to the growing need for more comprehensive, cost-effective healthcare information solutions for medical practices, dental practices, hospitals, health centers and other healthcare providers, our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third party hardware and software solutions, our products enable the integration of a variety of administrative clinical and financial operations. Leveraging more than 30 years of experience in the healthcare information services industry, we believe we continue to add value by providing our clients with sophisticated, full-featured software systems along with comprehensive systems implementation, training, consultation, maintenance and support services. Any single transaction may or may not include software, hardware or services.
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
NextGenpm is the NextGen Division’s practice management offering. NextGenpm has been developed with a functional graphical user interface (“GUI”) certified for use with Windows 2000 and Windows XP operating systems. The product leverages a relational database (Microsoft SQL Server) with support on both 32 and 64 bit enterprise servers. NextGenpm is a scalable, multi-module solution that includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The NextGenpm product is a highly configurable, cost-effective proven solution that enables the effective management of both single and multi-practice settings.
NextGen Ambulatory Clinical Systems. The NextGen Division provides clinical software applications that are complementary to, and are integrated with, our medical practice management offerings and interface with many of the other leading practice management software systems on the market. The applications incorporated into our practice management solutions and others such as scheduling, eligibility, billing and claims processing are augmented by clinical information captured by NextGenehr, including services rendered, clinical documentation and diagnoses used for billing purposes. We believe that we currently provide a comprehensive information management solution for the medical marketplace.
NextGenehr was developed with client-server architecture, GUI and utilizes Microsoft Windows 2000, Windows NT or Windows XP on each workstation and either Windows 2000, Windows NT, Windows XP or UNIX on the database server. NextGenehr maintains data using industry standard relational database engines such as Microsoft SQL Server or Oracle. The system is scalable from one to thousands of workstations. NextGenehr stores and maintains clinical data including:
•	Data captured using user-customizable input “templates”;

•	Scanned or electronically acquired images, including X-rays and photographs;

•	Data electronically acquired through interfaces with clinical instruments or external systems;

•	Other records, documents or notes, including electronically captured handwriting and annotations; and

•	Digital voice recordings.
NextGenehr also offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders and powerful reporting and data analysis tools.
QSI Dental Division Practice Management and Clinical Systems. In fiscal year 2010, we began selling a hosted SaaS practice management and clinical software solutions to the dental industry. The software solution is marketed primarily to the multi-location dental group practice market for which the Division has historically been a dominate player. This new software solution brings the QSI Dental Division to the forefront of the emergence of internet based applications and cloud computing and represents a significant growth opportunity for us to sell both to our existing client base as well as new clients.
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

In addition to the SaaS clinical offering, our dental charting software system, the CPS is a comprehensive solution designed specifically for the dental group practice environment. CPS integrates the dental practice management product with a computer-based clinical information system that incorporates a wide range of clinical tools, including electronic charting of dental procedures, treatment plans, existing conditions, periodontal charting via light-pen, voice-activation, or keyboard entry for full periodontal examinations and PSR scoring. In addition, digital imaging of X-ray and intra-oral camera images, computer-based patient education modules are viewable chair-side to enhance case presentation, full access to patient information, treatment plans and insurance plans via a fully integrated interface with our dental practice management product, supported by document and image scanning for digital storage and linkage to the electronic patient record.
The result is a comprehensive clinical information management system that helps practices save time, reduce costs, improve case presentation and enhance the delivery of dental services and quality of care. Clinical information is managed and maintained electronically thus forming an electronic patient record that allows for the implementation of the “chartless” office.
CPS incorporates Windows-based client-server technology consisting of one or more file servers together with any combination of one or more desktop, laptop, or pen-based PC workstations. The file server(s) used in connection with CPS utilize(s) Windows 2000 or Windows 2003 operating system and the hardware is typically an Intel-based single or multi-processor platform. Based on the server configuration chosen, CPS is scalable from one to hundreds of workstations. The hardware components, including the requisite operating system licenses, are purchased from third party manufacturers or distributors either directly by the client or by us for resale to the customer.
Inpatient Solutions. Inpatient solutions includes both clinical and financial applications to provide value based solutions for rural and community hospitals to improve patient safety, automate order entry and facilitate real-time communication of patient information throughout the hospital. Inpatient solutions are highly scalable, secure and easy to use with a Web 2.0 based clinical component that leverages full “cloud computing” capabilities.
Revenue Cycle Management Services. Our Practice Solutions Division offers RCM services to physicians. Our RCM service automates and manages billing-related functions for physician practices to help manage reimbursement quickly and efficiently. RCM services generally include:
•	Electronic claims submission service that submits Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant insurance claims electronically to insurance payors;

•	Electronic remittance and payment posting service that uses NextGen Document Management system to link an image of each explanation of benefit (“EOB”) to the corresponding encounter at the time of payment posting to minimizes the need for storage of paper EOBs; and

•	Accounts receivable follow-up methodology that allows practices to establish parameters, adjustment rules and standards for account elevation.
Electronic Data Interchange. We make available EDI capabilities and connectivity services to our clients. The EDI/connectivity capabilities encompass direct interfaces between our products and external third party systems, as well as transaction-based services. EDI products are intended to automate a number of manual, often paper-based or telephony intensive communications between patients and/or providers and/or payors. Two of the more common EDI services are forwarding insurance claims electronically from providers to payers and assisting practices with issuing statements to patients. Most client practices utilize at least some of these services from us or one of our competitors. Other EDI/connectivity services are used more sporadically by client practices. We typically compete to displace incumbent vendors for claims and statements accounts and attempt to increase usage of other elements in our EDI/connectivity product line. In general, EDI services are only sold to those accounts utilizing software from either the QSI Dental or NextGen Divisions. Services include:
•	Electronic claims submission through our relationships with a number of payors and national claims clearinghouses;

•	Electronic patient statement processing, appointment reminder cards and calls, recall cards, patient letters and other correspondence;

•	Electronic insurance eligibility verification; and

•	Electronic posting of remittances from insurance carriers into the accounts receivable application.
Community Connectivity. The NextGen Division also markets NextGen HIE to facilitate cross-enterprise data sharing, enabling individual medical practices in a given community to selectively share critical data, such as demographics, referrals, medications lists, allergies, diagnoses, lab results, histories and more. This is accomplished through a secure, community-wide data repository that links health care providers, whether they have the NextGenehs system, another compatible electronic medical records system, or no electronic medical records system, together with hospitals, payors, labs and other entities. The product is designed to facilitate a Regional Health Information Organization (“RHIO”). The result is that for every health care encounter in the community, a patient-centric and complete record is accessible for the provider. The availability, accuracy and completeness of information plus the elimination of duplicate data entry can lead to significantly improved patient safety, enhanced decision making capabilities, time efficiencies and cost savings. Our NextGen Division maintains an Internet-based patient health portal, NextGen Patient Portal. NextMD.com is the URL for our vertical portal for the healthcare industry, linking patients with their physicians, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal are able to request appointments, send appointment changes or cancellations, receive test results on-line, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, on-line environment. Our NextGen suite of information systems are or can be linked to NextMD.com, integrating a number of these features with physicians’ existing systems.

Sales and Marketing
We sell and market our products nationwide primarily through a direct sales force. The efforts of the direct sales force are augmented by a small number of reseller relationships established by us. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2011, 2010 and 2009.
Our direct sales force typically makes presentations to potential clients by demonstrating the system and our capabilities on the prospective client’s premises. Sales efforts aimed at smaller practices can be performed on the prospective clients’ premises, or remotely via telephone or Internet-based presentations. Our sales and marketing employees identify prospective clients through a variety of means, including referrals from existing clients, industry consultants, contacts at professional society meetings, trade shows and seminars, trade journal advertising, direct mail advertising and telemarketing.
Our sales cycle can vary significantly and typically ranges from six to twenty-four months from initial contact to contract execution. Software licenses are normally delivered to a client almost immediately upon receipt of an order. Implementation and training services are normally rendered based on a mutually agreed upon timetable. As part of the fees paid by our clients, we normally receive up-front licensing fees. Clients have the option to purchase maintenance services which, if purchased, are invoiced on a monthly, quarterly or annual basis.
Several clients have purchased our practice management software and, in turn, are providing either time-share or billing services to single and group practice practitioners. Under the time-share or billing service agreements, the client provides the use of our software for a fee to one or more practitioners. Although we typically do not receive a fee directly from the distributor’s clients, implementation of such arrangements has, from time to time, resulted in the purchase of additional software capacity by the distributor, as well as new software purchases made by the distributor’s customers should such customers decide to perform the practice management functions in-house.
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
We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during the fiscal years ended March 31, 2011, 2010 or 2009.
Client Service and Support
We believe our success is attributable in part to our client service and support departments. We offer support to our clients seven days a week, 24 hours a day.
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
We offer our clients support services for most system components, including hardware and software, for a fixed monthly, quarterly or annual fee. Clients also receive access to future unspecified versions of the software, on a when-and-if available basis, as part of support services. We also subcontract, in certain instances, with third party vendors to perform specific hardware maintenance tasks.
Implementation and Training
We offer full service implementation and training services. When a client signs a contract for the purchase of a system that includes implementation and training services, a client manager/implementation specialist trained in medical and/or dental group practice procedures is assigned to assist the client in the installation of the system and the training of appropriate practice staff. Implementation services include loading the software, training client personnel, data conversion, running test data and assisting in the development and documentation of procedures. Implementation and training services are provided by our employees as well as certified third parties and certain resellers.

Training may include a combination of computer assisted instruction (“CAI”) for certain of our products, remote training techniques and training classes conducted at the client’s or our office(s). CAI consists of workbooks, computer interaction and self-paced instruction. CAI is also offered to clients, for an additional charge, after the initial training program is completed for the purpose of training new and additional employees. Remote training allows a trainer at our offices to train one or more people at a client site via telephone and computer connection, thus allowing an interactive and client-specific mode of training without the expense and time required for travel. In addition, our on-line “help” and other documentation features facilitate client training as well as ongoing support.
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
At present, our training facilities are located in (i) Horsham, Pennsylvania, (ii) Atlanta, Georgia, (iii) Dallas, Texas and (iv) Irvine, California.
Competition
The markets for healthcare information systems and services are intensely competitive. The industry is highly fragmented and includes numerous competitors, none of which we believe dominates these markets. Our principal existing competitors in the healthcare information systems and services market include: eClinicalWorks, GE Healthcare (“GE”), Allscripts Healthcare Solutions, Inc. (“Allscripts”), EPIC, McKesson and other competitors.
Our recent entry into the small hospital market has introduced new competitors, including Computer Programs and Systems, Inc., Healthland and Healthcare Management Systems, Inc..
The electronic patient records and connectivity markets, in particular, are subject to rapid changes in technology, and we expect that competition in these market segments will increase as new competitors enter the market. We believe our principal competitive advantages are the features and capabilities of our products and services, our high level of client support and our extensive experience in the industry.
The revenue cycle management market is also intensely competitive as other healthcare information systems companies, such as GE, McKesson and Allscripts, are also in the market of selling both practice management and electronic health records software and medical billing and collection services.
Product Enhancement and Development
The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance and improve our systems. During fiscal years 2011, 2010 and 2009, we expended approximately $32.5 million, $24.5 million and $19.7 million, respectively, on research and development activities, including capitalized software amounts of $10.7 million, $7.9 million and $5.9 million, respectively. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.
OTHER INFORMATION
Employees
As of March 31, 2011, we employed approximately 1,579 persons, of which 1,537 were full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.
Intellectual Property
To protect our intellectual property, we enter into confidentiality agreements and invention assignment agreements with our employees with whom such controls are relevant. Certain qualified employees enter into additional agreements that permit them access under certain circumstances, to software matters that are both confidential and more strictly controlled. In addition, we include intellectual property protective provisions in many of our client contracts.
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
Risks Related to Our Business
The effects of the recent global economic crisis may impact our business, operating results or financial condition. The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential clients may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Our clients may cease business operations or conduct business on a greatly reduced basis. Finally, our investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected as well.
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
We compete in all of our markets with other major healthcare related companies, information management companies, systems integrators and other software developers. Competitive pressures and other factors, such as new product introductions by us or our competitors, may result in price or market share erosion that could adversely affect our business, results of operations and financial condition. Also, there can be no assurance that our applications will achieve broad market acceptance or will successfully compete with other available software products.
Our inability to make initial sales of our systems to newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems could adversely affect our business, results of operations and financial condition. If new systems sales do not materialize, our near term and longer term revenue will be adversely affected.
Many of our competitors have greater resources than we do. In order to compete successfully, we must keep pace with our competitors in anticipating and responding to the rapid changes involving the industry in which we operate, or our business, results of operations and financial condition may be adversely affected. The software market generally is characterized by rapid technological change, changing client needs, frequent new product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. New product development depends upon significant research and development expenditures which depend ultimately upon sales growth. Any material shortfall in revenue or research funding could impair our ability to respond to technological advances or opportunities in the marketplace and to remain competitive. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or client requirements, our business, results of operations and financial condition may be adversely affected.
In response to increasing market demand, we are currently developing new generations of targeted software products. There can be no assurance that we will successfully develop these new software products or that these products will operate successfully, or that any such development, even if successful, will be completed concurrently with or prior to introduction of competing products. Any such failure or delay could adversely affect our competitive position or could make our current products obsolete.
We face risk and/or the possibility of claims from activities related to strategic partners, which could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business. We rely on third parties to provide services that affect our business. For example, we use national clearinghouses in the processing of some insurance claims and we outsource some of our hardware maintenance services and the printing and delivery of patient statements for our clients. These third parties could raise their prices and/or be acquired by competitors of ours, which could potentially create short and long-term disruptions to our business negatively impacting our revenue, profit and/or stock price. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenue. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.

We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. During fiscal year 2009, we acquired HSI and PMP, both of which are full-service healthcare RCM companies servicing physician groups and other healthcare clients. During fiscal year 2010, we acquired Opus and NextGen IS, both of which are developers of software and services for the inpatient market. The specific risks we may encounter in these types of transactions include but are not limited to the following:
•	potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets with indefinite useful lives, which could adversely affect our results of operations and financial condition;

•	use of cash as acquisition currency may adversely affect interest or investment income, thereby potentially adversely affecting our earnings and /or earnings per share;

•	difficulty in fully or effectively integrating any acquired technologies or software products into our current products and technologies, where we may not receive the intended benefits of an acquisition;

•	difficulty in predicting and responding to issues related to product transition such as development, distribution and client support;

•	the possible adverse effect of such acquisitions on existing relationships with third party partners and suppliers of technologies and services;

•	the possibility that staff or clients of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including maintenance or support agreements;

•	the possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies, including any deficiencies in internal controls and procedures and the costs associated with remedying such deficiencies;

•	difficulty in entering geographic and business markets in which we have no or limited prior experience;

•	difficulty in integrating acquired operations due to geographical distance and language and cultural differences; and

•	the possibility that acquired assets become impaired, requiring us to take a charge to earnings which could be significant.
A failure to successfully integrate acquired businesses or technology for any of these reasons could have an adverse effect on our financial condition and results of operations.
Our failure to manage growth could harm our business, results of operations and financial condition. We have in the past experienced periods of growth which have placed, and may continue to place, a significant strain on our non-cash resources. We also anticipate expanding our overall software development, marketing, sales, client management and training capacity. In the event we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have an adverse effect on us. In addition, our ability to manage future increases, if any, in the scope of our operations or personnel will depend on significant expansion of our research and development, marketing and sales, management and administrative and financial capabilities. The failure of our management to effectively manage expansion in our business could have an adverse effect on our business, results of operations and financial condition.
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
Continuing worldwide political and economic uncertainties may adversely affect our revenue and profitability. The last several years have been periodically marked by concerns including but not limited to inflation, decreased consumer confidence, the lingering effects of international conflicts, energy costs and terrorist and military activities. These conditions can make it extremely difficult for our clients, our vendors and us to accurately forecast and plan future business activities, and they could cause constrained spending on our products and services and/or delay and lengthen sales cycles.
We are implementing a new company-wide enterprise resource planning (“ERP”) system. The implementation process is complex and involves a number of risks that may adversely affect our business and results of operations. We are currently replacing our multiple legacy business systems at different sites with a new company-wide, integrated ERP system to handle various business, operating and financial processes. The new system will enhance a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, and internal and external financial and management reporting matters.

ERP implementations are complex and time-consuming projects that involve substantial expenditures on system hardware and software and implementation activities that often continue for several years. Such an integrated, wide-scale implementation is extremely complex and requires transformation of business and financial processes in order to reap the benefits of the ERP system. Significant efforts are required for requirements identification, functional design, process documentation, data conversion, user training and post implementation support. Problems in any of these areas could result in operational issues including delayed billing and accounting errors and other operational issues. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report results of our operations, financial position and cash flows, which could impact our ability to timely complete important business processes such as the evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
Until the new ERP system is fully implemented, we expect to incur additional selling, general and administrative expenses and capital expenditures to implement and test the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified. Our business and results of operations may be adversely affected if it experiences operating problems and/or cost overruns during the ERP implementation process or if the ERP system and the associated process changes, do not function as expected or give rise to the expected benefits.
We own a captive facility, located in India and we are subject to regulatory, economic, social and political uncertainties in India. We are subject to several risks associated with having a portion of our assets and operations located in India. Many US companies have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate, which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. In addition, our financial performance and the market price of our common shares may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees, develop and operate our captive facility could be adversely affected if India does not successfully meet these challenges.
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
If the emerging technologies and platforms of Microsoft and others upon which we build our products do not gain or continue to maintain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies, we may not be able to compete effectively and our ability to generate revenue will suffer. Our software products are built and depend upon several underlying and evolving relational database management system platforms such as those developed by Microsoft. To date, the standards and technologies upon which we have chosen to develop our products have proven to have gained industry acceptance. However, the market for our software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in client requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products.
We face the possibility of subscription pricing, which may force us to adjust our sales, marketing and pricing strategies. In April, 2009 we announced a new subscription based software as a service delivery model which includes monthly subscription pricing. This model is designed for smaller practices to quickly access the NextGenehr or NextGenpm products at a modest monthly per provider price. We currently derive substantially all of our systems revenue from traditional software license, implementation and training fees, as well as the resale of computer hardware. Today, the majority of our clients pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. While the intent of the new subscription based delivery model is to further penetrate the smaller practice market, there can be no assurance that this delivery model will not become increasingly popular with both small and large clients. If the marketplace increasingly demands subscription pricing, we may be forced to further adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to a significantly greater degree of subscription pricing could adversely affect our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially. There can be no assurance that the marketplace will not increasingly embrace subscription pricing.
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
If our security measures are breached or fail and unauthorized access is obtained to a client’s data, our services may be perceived as not being secure, clients may curtail or stop using our services, and we may incur significant liabilities. Our services involve the storage and transmission of clients’ proprietary information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design, or otherwise, someone may be able to obtain unauthorized access to client or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation and remediation efforts to prevent future occurrences. We rely upon our clients as users of our system for key activities to promote security of the system and the data within it, such as administration of client-side access credentialing and control of client-side display of data. On occasion, our clients have failed to perform these activities. Failure of clients to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients. In addition, our clients may authorize or enable third parties to access their client data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems.
Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business. We require our clients to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. This could impair our functions, processes and databases that reflect, contain, or are based upon such data and may prevent use of such data. In addition, this could interfere with or prevent creation or use of rules and analyses or limit other data-driven activities that benefit us. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid notice, permission or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.
We face the possibility of damages resulting from internal and external security breaches and viruses. In the course of our business operations, we compile and transmit confidential information, including patient health information, in our processing centers and other facilities. A breach of security in any of these facilities could damage our reputation and result in damages being assessed against us. In addition, the other systems with which we may interface, such as the Internet and related systems may be vulnerable to security breaches, viruses, programming errors, or similar disruptive problems. The effect of these security breaches and related issues could disrupt our ability to perform certain key business functions and could potentially reduce demand for our services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures, although no assurance can be given that they will be entirely free from potential breach. Maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.
The success of our strategy to offer our EDI services and Internet solutions depends on the confidence of our clients in our ability to securely transmit confidential information. Our EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our clients. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our clients’, operations. In addition, our EDI and Internet solutions may be vulnerable to viruses, physical or electronic break-ins and similar disruptions.
Any failure to provide secure infrastructure and/or electronic communication services could result in a lack of trust by our clients causing them to seek out other vendors and/or damage our reputation in the market, making it difficult to obtain new clients.
We are subject to the development and maintenance of the Internet infrastructure, which is not within our control, and which may diminish Internet usage and availability as well as access to our Web site. We deliver Internet-based services and, accordingly, we are dependent on the maintenance of the Internet by third parties. The Internet infrastructure may be unable to support the demands placed on it and our performance may decrease if the Internet continues to experience its historic trend of expanding usage. As a result of damage to portions of its infrastructure, the Internet has experienced a variety of performance problems which may continue into the foreseeable future. Such Internet related problems may diminish Internet usage and availability of the Internet to us for transmittal of our Internet-based services. In addition, difficulties, outages and delays by Internet service providers, online service providers and other Web site operators may obstruct or diminish access to our Web site by our clients resulting in a loss of potential or existing users of our services.
Our products may be subject to product liability legal claims, which could have an adverse effect on our business, results of operations and financial condition. Certain of our products provide applications that relate to patient clinical information. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment and health status, generally, could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new system sales. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our Web sites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.
Certain healthcare professionals who use our Internet-based products will directly enter health information about their patients including information that constitutes a record under applicable law that we may store on our computer systems. Numerous federal and state laws and regulations, the common law and contractual obligations, govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:
•	state and federal privacy and confidentiality laws;

•	our contracts with clients and partners;

•	state laws regulating healthcare professionals;

•	Medicaid laws;

•	the HIPAA and related rules proposed by the Health Care Financing Administration; and

•	Health Care Financing Administration standards for Internet transmission of health data.
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
In order for our customers to qualify for incentives related to EHR use, our products must meet various requirements for product certification under the regulations and must enable our customers to achieve “meaningful use,” as such term is currently defined under the July 28, 2010 Final Rule adopted by the Centers for Medicare & Medicaid Services, U.S. Department of Health and Human Services (“CMS”), and under any future regulations and guidance that CMS may release related to the incentive program. The CMS Final Rule provides for a phased approach to implementation of the meaningful use standards, with Stage 1 set forth in the final rule and Stages 2 and 3 reserved for future rulemaking based upon the experiences with Stage 1. Also, a final rule has been implemented by the Office of National Coordinator, U.S. Department of Health and Human Services, to adopt an initial set of standards, implementation specifications, and certification criteria to enhance the use of health information technology and support its meaningful use. Given that CMS will release future regulations related to electronic health records, our ability to achieve product certification by CCHIT® and other regulatory bodies, and the length, if any, of additional related development and other efforts required to meet meaningful use standards could materially impact our ability to compete and to maximize our market opportunity.
We face the risks and uncertainties that are associated with litigation against us, which may adversely impact our marketing, distract management and have a negative impact upon our business, results of operations and financial condition. We face the risks associated with litigation concerning the operation of our business. The uncertainty associated with substantial unresolved litigation may have an adverse effect on our business. In particular, such litigation could impair our relationships with existing clients and our ability to obtain new clients. Defending such litigation may result in a diversion of management’s time and attention away from business operations, which could have an adverse effect on our business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.
There can be no assurance that such litigation will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.
Because we believe that proprietary rights are material to our success, misappropriation of these rights could adversely affect our financial condition. We are heavily dependent on the maintenance and protection of our intellectual property and we rely largely on license agreements, confidentiality procedures and employee nondisclosure agreements to protect our intellectual property. Our software is not patented and existing copyright laws offer only limited practical protection.
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
Recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact us and our customers. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.
Various legislators have announced that they intend to examine further proposals to reform certain aspects of the U.S. healthcare system. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for our systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduction in the allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. We cannot predict what effect, if any, such proposals or healthcare reforms might have on our business, financial condition and results of operations.
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

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, one or more of which could adversely affect our business, financial condition, cash flows, revenue and results of operations. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the Commission, we believe our current sales and licensing contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business, financial condition, cash flows, revenue and results of operations.
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
As part of the ongoing evaluation being undertaken by management and our independent registered public accountants pursuant to Section 404, our internal control over financial reporting was effective as of March 31, 2011. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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
•	the size and timing of orders from clients;

•	the specific mix of software, hardware and services in client orders;

•	the length of sales cycles and installation processes;

•	the ability of our clients to obtain financing for the purchase of our products;

•	changes in pricing policies or price reductions by us or our competitors;

•	the timing of new product announcements and product introductions by us or our competitors;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

•	accounting policies concerning the timing of the recognition of revenue;

•	the availability and cost of system components;

•	the financial stability of clients;

•	market acceptance of new products, applications and product enhancements;

•	our ability to develop, introduce and market new products, applications and product enhancements;

•	our success in expanding our sales and marketing programs;

•	deferrals of client orders in anticipation of new products, applications, product enhancements, or public/private sector initiatives;

•	execution of or changes to our strategy;

•	personnel changes; and

•	general market/economic factors.
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
Because a significant percentage of our expenses are relatively fixed, a variation in the timing of systems sales, implementations and installations can cause significant variations in operating results from quarter to quarter. As a result, we believe that interim period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, our historical operating results are not necessarily indicative of future performance for any particular period.
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
Two of our directors are significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. Two of our directors and principal shareholders beneficially owned an aggregate of approximately 33.4% of the outstanding shares of our common stock at March 31, 2011. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board of Directors. The amounts required to assure a Board position can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising cumulative voting rights. In the event that cumulative voting is invoked, it is likely that the two of our directors holding an aggregate of approximately 33.4% of the outstanding shares of our common stock at March 31, 2011 will each have sufficient votes to assure themselves of one or more seats on our Board of Directors. With or without cumulative voting, these shareholders will have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. In fiscal year 2009, one of the principal shareholders, Ahmed Hussein, proposed a different slate of directors than what the Company proposed to shareholders. The Company spent approximately $1.5 million to defend the Company’s slate. In addition, such influence by one or both of these shareholders could have the effect of discouraging others from attempting to purchase us or to implement a change over our Board of Directors, which could result in a reduction of the market price offered for our common stock in such an event.

Our future policy concerning the payment of dividends is uncertain, which could adversely affect the price of our stock. We have announced our intention to pay a quarterly dividend commencing with the conclusion of our first fiscal quarter of 2008 (June 30, 2007) and pursuant to this policy our Board of Directors has declared a quarterly cash dividend ranging from $0.25 to its most recent level of $0.35 per share on our outstanding shares of common stock, each quarter thereafter. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July. There can be no guarantees that we will have the financial wherewithal to fund this dividend in perpetuity or to pay it at historic rates. Further, our Board of Directors may decide not to pay the dividend at some future time for financial or non-financial reasons. Unfulfilled expectations regarding future dividends could adversely affect the price of our stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters, QSI Dental Division and NextGen Division training operations are located in Irvine, California. Should we continue to grow, we may be required to lease additional space. We believe that suitable additional or substitute space is available, if needed, at market rates.
As of March 31, 2011, we lease an aggregate of approximately 321,000 square feet of space with expiration dates, excluding options, ranging from month-to-month to September 2016, as follows:

Square Feet
QSI Dental Division
Irvine, California — Corporate Headquarters	34,800

NextGen Division
Horsham, Pennsylvania	98,000
Atlanta, Georgia	35,000

Inpatient Solutions Division
Austin, Texas	39,000
Irvine, California	4,200

Practice Solutions Division
St. Louis, Missouri	67,000
Hunt Valley, Maryland	33,000
Other U.S. locations	10,000

Total leased properties	321,000

ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these currently pending matters has yet to be determined, we do not presently believe that their outcome will materially and adversely affect our financial position, results of operations or liquidity.
We have experienced legal claims by parties asserting that we have infringed their intellectual property rights. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any infringement claim, even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks in our “Item 1A. Risk Factors” section of this Report.

ITEM 4. (REMOVED AND RESERVED)
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price and Holders
Our common stock is traded on the NASDAQ Global Select Market under the symbol “QSII.” The following table sets forth for the quarters indicated the high and low sales prices for each period indicated, as reported on the NASDAQ Global Select Market:

	High	Low
Three Months Ended
June 30, 2009	$62.00	$43.44
September 30, 2009	$64.16	$50.87
December 31, 2009	$65.98	$57.63
March 31, 2010	$68.59	$51.30
June 30, 2010	$68.89	$53.86
September 30, 2010	$67.27	$52.90
December 31, 2010	$71.81	$58.35
March 31, 2011	$83.68	$69.33
At May 23, 2011, there were approximately 78 holders of record of our common stock.
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
On May 25, 2011, the Board of Directors approved a quarterly cash dividend of $0.35 per share on the Company’s outstanding shares of Common Stock, payable to shareholders of record as of June 17, 2011 with an expected distribution date on or about July 5, 2011.
Our Board of Directors declared the following dividends during the periods presented:

			Per Share
Declaration Date	Record Date	Payment Date	Dividend
May 26, 2010	June 17, 2010	July 6, 2010	$0.30
July 28, 2010	September 17, 2010	October 5, 2010	0.30
October 25, 2010	December 17, 2010	January 5, 2011	0.30
January 26, 2011	March 17, 2011	April 5, 2011	0.35

Fiscal year 2011			$1.25

May 27, 2009	June 12, 2009	July 6, 2009	$0.30
July 23, 2009	September 25, 2009	October 5, 2009	0.30
October 28, 2009	December 23, 2009	January 5, 2010	0.30
January 27, 2010	March 23, 2010	April 5, 2010	0.30

Fiscal year 2010			$1.20

May 29, 2008	June 15, 2008	July 2, 2008	$0.25
August 4, 2008	September 15, 2008	October 1, 2008	0.30
October 30, 2008	December 15, 2008	January 5, 2009	0.30
January 28, 2009	March 11, 2009	April 3, 2009	0.30

Fiscal year 2009			$1.15

Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, current and anticipated cash needs and plans for expansion.
Performance Graph
The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2011 assuming $100 was invested on March 31, 2006 with all dividends, if any, reinvested. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quality Systems, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*	$100 invested on 3/31/2006 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.
The last trade price of our common stock on each of March 31, 2007, 2008, 2009, 2010 and 2011 was published by NASDAQ and, accordingly for the periods ended March 31, 2007, 2008, 2009, 2010 and 2011, the reported last trade price was utilized to compute the total cumulative return for our common stock for the respective periods then ended. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data with respect to our consolidated statements of income data for each of the five years in the period ended March 31, 2011 and the consolidated balance sheets data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.
Consolidated Financial Data
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007
Statements of Income Data:
Revenue	$353,363	$291,811	$245,515	$186,500	$157,165
Cost of revenue	127,482	110,807	88,890	62,501	50,784

Gross profit	225,881	181,004	156,625	123,999	106,381

Selling, general and administrative	108,310	86,951	69,410	53,260	45,337
Research and development costs	21,797	16,546	13,777	11,350	10,166
Amortization of acquired intangible assets	1,682	1,783	1,035	—	—

Income from operations	94,092	75,724	72,403	59,389	50,878

Interest income	263	226	1,203	2,661	3,306
Other income (expense), net	61	268	(279)	953	—

Income before provision for income taxes	94,416	76,218	73,327	63,003	54,184
Provision for income taxes	32,810	27,839	27,208	22,925	20,952

Net income	$61,606	$48,379	$46,119	$40,078	$33,232

Basic net income per share	$2.13	$1.69	$1.65	$1.47	$1.24
Diluted net income per share	$2.12	$1.68	$1.62	$1.44	$1.21

Basic weighted average shares outstanding	28,947	28,635	28,031	27,298	26,882
Diluted weighted average shares outstanding	29,118	28,796	28,396	27,770	27,550

Dividends declared per common share	$1.25	$1.20	$1.15	$1.00	$1.00

	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$116,617	$84,611	$70,180	$59,046	$60,028
Working capital	$145,758	$118,935	$98,980	$79,932	$76,616
Total assets	$378,686	$310,180	$242,101	$187,908	$150,681
Total liabilities	$154,016	$121,891	$86,534	$74,203	$59,435
Total shareholders’ equity	$224,670	$188,289	$155,567	$113,705	$91,246

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information contained herein, the matters discussed in this management’s discussion and analysis of financial condition and results of operations (“MD&A”), including discussions of our product development plans, business strategies and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein, as well as in our other public disclosures and filings with the Commission.
Overview
This MD&A is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (this “Report”) in order to enhance your understanding of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes thereto included elsewhere in this Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.
Our MD&A is organized as follows:
•	Management Overview. This section provides a general description of our Company and operating segments, a discussion as to how we derive our revenue, background information on certain trends and developments affecting our Company, a summary of our acquisition transactions and a discussion on management’s strategy for driving revenue growth.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included elsewhere in this Report.

•	Company Overview. This section provides a more detailed description of our Company, operating segments, products and services offered.

•	Overview of Results of Operations and Results of Operations by Operating Divisions. These sections provide our analysis and outlook for the significant line items on our consolidated statements of income, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating division basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments as of March 31, 2011.

•	New Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our Company or may be adopted in the future.

Management Overview
Quality Systems, Inc. and its wholly-owned subsidiaries operates as four business divisions and is comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Inpatient Solutions Division, (iv) the Practice Solutions and (v) Quality Systems India Healthcare Private Limited (“QSIH”). Operationally, Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”) and Practice Management Partners, Inc. (“PMP”) comprise the Practice Solutions Division while Opus Healthcare Solutions, LLC (“Opus”) and NextGen Inpatient Solutions, LLC (“NextGen IS” f/k/a Sphere) operate under the Inpatient Solutions Division. We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.
On May 20, 2008, we acquired HSI, a full-service healthcare RCM company. HSI operates under the umbrella of our Practice Solutions Division. Founded in 1996, HSI provides RCM services to providers including health systems, hospitals and physicians in private practice with an in-house team consisting of specialists in medical billing, coding and compliance, payor credentialing and information technology.
On October 28, 2008, we acquired PMP, a full-service healthcare RCM company. This acquisition is also part of our growth strategy for our Practice Solutions Division. Similar to HSI, PMP operates under the umbrella of our Practice Solutions Division. Founded in 2001, PMP provides physician billing and technology management services to healthcare providers, primarily in the Mid-Atlantic region.
On August 12, 2009, we acquired NextGen IS, a provider of financial information systems to the small hospital inpatient market. This acquisition, along with our acquisition of Opus, is part of our strategy to expand into the small hospital market and to add new clients by taking advantage of cross-selling opportunities between the ambulatory and inpatient markets.
On February 10, 2010, we acquired Opus, a provider of clinical information systems to the small hospital inpatient market. Founded in 1987 and headquartered in Austin, Texas, Opus delivers Web-based clinical solutions to hospital systems and integrated health networks nationwide. This acquisition complements and will be integrated with the assets and operations of NextGen IS. Both companies are established developers of software and services for the inpatient market and will operate under the Inpatient Solutions Division.
In January 2011, QSIH was formed to function as the Company’s India-based captive to offshore technology application development and business processing services.
Our strategy is, at present, to focus on providing software and services to medical and dental practices. The key elements of this strategy are to continue development and enhancement of select software solutions in target markets, to continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation and support, to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, to add new clients through maintaining and expanding sales, marketing and product development activities and to expand our relationship with existing clients through delivery of add-on and complementary products and services and continuing our gold-standard commitment of service in support of our client satisfaction programs.
Critical Accounting Policies and Estimates
The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates (including but not limited to those related to revenue recognition, uncollectible accounts receivable, software development cost, intangible assets and self-insurance accruals) for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the significant accounting policies, as described in Note 2 of our consolidated financial statements, “Summary of Significant Accounting Policies” should be read in conjunction with management’s discussion and analysis of financial condition and results of operations. We believe the following table depicts the most critical accounting policies that affect our consolidated financial statements:

Revenue Recognition	Judgments and Uncertainties

We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers, or VARs. We also generate revenue from sales of hardware and third party software, implementation, training, software customization, EDI, post-contract support (maintenance) and other services, including RCM services, performed for clients who license our products.

Revenue from implementation and training services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period. RCM revenue is derived from services fees, which include amounts charged for ongoing billing and other related services and are generally billed to the client as a percentage of total collections. We do not recognize revenue for services fees until these collections are made as the services fees are not fixed or determinable until such time.
A typical system contract contains multiple elements of the above items. FASB ASC Topic 985-605-25, Software, Revenue Recognition, Multiple Elements, or ASC 985-605-25, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter or annually depending on the nature of the product or service. We have established VSOE for the related undelivered elements based on the bell-shaped curve method. Maintenance VSOE for our largest clients is based on stated renewal rates only if the rate is determined to be substantive and falls within our customary pricing practices.

When evidence of fair value exists for the undelivered elements only, the residual method, provided for under ASC 985-605, is used. Under the residual method, we defer revenue related to the undelivered elements in a system sale based on VSOE of fair value of each of the undelivered elements and allocate the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. Undelivered elements of a system sale may include implementation and training services, hardware and third party software, maintenance, future purchase discounts, or other services. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.

We bill for the entire system sales contract amount upon contract execution, except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon shipment and transfer of title. In certain transactions whose collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of our arrangements must include the following characteristics:

▪    The fee must be negotiated at the outset of an arrangement and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users; and

▪    Payment terms must not be considered extended. If a significant portion of the fee is due more than 12 months after delivery or after the expiration of the license, the fee is presumed not fixed or determinable.

Effect if Actual Results Differ from Assumptions

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Allowance for Doubtful Accounts	Judgments and Uncertainties

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We perform credit evaluations of our clients and maintain reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves.
Specific reserves are based on management’s estimate of the probability of collection for certain troubled accounts. General reserves are established based on our historical experience of bad debt expense and the aging of our accounts receivable balances net of deferred revenue and specifically reserved accounts. If the financial condition of our clients were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

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
We perform an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Effect if Actual Results Differ from Assumptions

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Goodwill	Judgments and Uncertainties

Goodwill is related to NextGen and the HSI, PMP, NextGen IS and Opus acquisitions, which closed on May 20, 2008, October 28, 2008, August 12, 2009 and February 10, 2010, respectively.	In accordance with FASB ASC Topic 350-20, Intangibles — Goodwill and Other, Goodwill, or ASC 350-20, we test goodwill for impairment annually at the end of our first fiscal quarter, referred to as the annual test date, and have determined that there was no impairment to our goodwill as of June 30, 2010. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below and operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

We have determined that NextGen, HSI and PMP each qualify as a separate reporting unit while NextGen IS and Opus are aggregated as one reporting unit at which goodwill impairment testing is performed.

Effect if Actual Results Differ from Assumptions

We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. The carrying values of goodwill at March 31, 2011 and 2010 were $46.7 million and $46.2 million, respectively. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. As of March 31, 2011 and 2010, we have not identified any events or circumstances that would require an interim goodwill impairment test.

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

Intangible assets consist of capitalized software costs, customer relationships, trade names and certain intellectual property. Intangible assets related to customer relationships, trade names and software technology arose in connection with the acquisition of HSI, PMP, NextGen IS and Opus.
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

Our stock-based compensation plans consist of stock options and restricted stock units. See Note 9 of our consolidated financial statements for a complete discussion of our stock-based compensation programs.
We apply the provisions of FASB ASC Topic 718, Compensation — Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. ASC 718 requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using historical exercise experience. Volatility is estimated by using the weighted-average historical volatility of our common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in our consolidated statements of income.

On May 26, 2010, the Board of Directors approved its fiscal year 2011 equity incentive program for certain employees to be awarded options to purchase the Company’s common stock. Under the program, executives are eligible to receive options based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2011. Non-executive employees also are eligible to receive options based on satisfying certain management established criteria and recommendations of senior management. Compensation expense associated with the performance based awards under the Company’s 2011 incentive plan are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions.

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

Effective January 1, 2010, we became self-insured with respect to healthcare claims, subject to stop-loss limits. We accrue for estimated self-insurance costs and uninsured exposures based on claims filed and an estimate of claims incurred but not reported as of each balance sheet date. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimated accruals resulting from ultimate claim payments will be reflected in earnings during the periods in which such adjustments are determined.
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

Overview of Our Results
▪	Consolidated revenue increased 21.1% and income from operations grew by 24.3% in the year ended March 31, 2011 as compared to the prior year period. Revenue was positively impacted by growth in recurring revenue, including maintenance, EDI and RCM revenue, which grew 23.4%, 17.1% and 22.9%, respectively and accounted for 55.5% of total consolidated revenue for the year ended March 31, 2011. In the same period a year ago, recurring revenue represented 55.1% of total consolidated revenue. Revenue was also positively impacted by growth in sales of systems, which increased 19.6% in the year ended March 31, 2011 as compared to the prior year period.

▪	The increase in income from operations was partially offset by: (a) higher selling, general and administrative expenses, which was primarily a result of increased headcount expenses and selling-related expenses at the NextGen Division, (b) increased research and development costs, (c) higher corporate-related expenses, (d) amortization of the software technology intangible asset related to the Opus acquisition that is included in cost of sales, and (e) additional expenses related to a fair value adjustment to the contingent consideration liability related to the acquisitions of Opus and NextGen IS.

▪	We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, financial incentives from the ARRA to physicians who adopt electronic health records, as well as increased adoption rates for electronic health records and other technology in the healthcare arena.

▪	While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the current economic environment, combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records, makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.
NextGen Division
▪	NextGen Division revenue increased 16.5% in the year ended March 31, 2011 and divisional operating income (excluding unallocated corporate expenses) increased 19.4% as compared to the prior year period.
▪	Recurring revenue, which consists of maintenance and EDI revenue, increased 17.7% to $130.0 million and accounted for 48.8% of total NextGen Division revenue for the year ended March 31, 2011. In the same period a year ago, recurring revenue of $110.4 million represented 48.3% of total NextGen Division revenue.
▪	During the year ended March 31, 2011, we added staffing resources and increased our investment in research and development in anticipation of growth from the ARRA. Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, integrating our inpatient and ambulatory software products, developing new products for targeted markets, continuing to add new clients, selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within the Practice Solutions Division and the Inpatient Solutions Division.
▪	The NextGen Division’s growth is attributed to a strong brand name and reputation within a growing marketplace for electronic health records and investments in sales and marketing activities, including new marketing campaigns, trade show attendance and other expanded advertising and marketing expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenehr and NextGenpm software products and more recently in 2010 for its NextGen HIE product. Further, the increasing acceptance of electronic records technology in the healthcare industry continues to provide growth opportunities.
QSI Dental Division
▪	QSI Dental Division revenue increased 16.6% in the year ended March 31, 2011 and divisional operating income (excluding unallocated corporate expenses) increased 35.0% as compared to the prior year period.
▪	An increase of 65.2% in system sales revenue during the year ended March 31, 2011 as compared to the prior year period was the chief contributor to the operating income results. The QSI Dental Division has benefited from system sales to Federally Qualified Healthcare Centers (“FQHCs”), which are typically sold jointly with the NextGen Division.
▪	The QSI Dental Division is well-positioned to sell to the FQHCs market and intends to continue leveraging the NextGen Division’s sales force to sell its dental electronic medical records software to practices that provide both medical and dental services, such as FQHCs, which are receiving grants as part of the ARRA.
▪	Our goal for the QSI Dental Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new NextDDS™ product.
Practice Solutions Division
▪	Practice Solutions Division revenue increased 13.7% in the year ended March 31, 2011 and divisional operating income (excluding unallocated corporate expenses) increased 83.0% as compared to the prior year period.
▪	The Practice Solutions Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients and well as new clients added during the 2011 fiscal year.
▪	Gross margin of $14.1 million in the year ended March 31, 2011 was negatively impacted by initial startup costs and other costs related to achieving higher production volume from a new business.
▪	Operating income as a percentage of revenue increased to approximately 8.7% of revenue in the year ended March 31, 2011 versus 5.4% of revenue in the prior year period primarily as a result of higher RCM revenue, offset by increased costs related to transitioning to the NextGen platform, such as training of staff and initial set up as mentioned above.

Inpatient Solutions Division
▪	Inpatient Solutions Division revenue in the year ended March 31, 2011 was $17.9 million as compared to $2.9 million in the prior year period. This Division consists of two acquisitions, Opus and NextGen IS, acquired in February 2010 and August 2009, respectively.
The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
(Unaudited)	2011	2010	2009
Revenues:
Software, hardware and supplies	30.1%	30.8%	34.8%
Implementation and training services	5.1	4.9	5.4

System sales	35.2	35.7	40.2

Maintenance	31.1	30.6	29.7
Electronic data interchange services	11.6	12.0	12.0
Revenue cycle management and related services	12.8	12.6	8.7
Other services	9.3	9.2	9.3

Maintenance, EDI, RCM and other services	64.8	64.3	59.8

Total revenues	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	5.6	4.2	5.4
Implementation and training services	4.2	4.1	4.2

Total cost of system sales	9.8	8.3	9.6

Maintenance	3.7	4.6	4.8
Electronic data interchange services	7.8	8.7	8.7
Revenue cycle management and related services	9.6	9.5	6.0
Other services	5.2	7.0	7.1

Total cost of maintenance, EDI, RCM and other services	26.2	29.7	26.6

Total cost of revenue	36.1	38.0	36.2

Gross profit	63.9	62.0	63.8

Operating expenses:
Selling, general and administrative	30.7	29.8	28.3
Research and development costs	6.2	5.7	5.6
Amortization of acquired intangible assets	0.5	0.6	0.4

Total operating expenses	37.3	36.1	34.3

Income from operations	26.6	25.9	29.5

Interest income	0.1	0.1	0.5
Other income (expense), net	0.0	0.1	(0.1)

Income before provision for income taxes	26.7	26.1	29.9
Provision for income taxes	9.3	9.5	11.1

Net income	17.4%	16.6%	18.8%

Comparison of the Fiscal Years Ended March 31, 2011 and March 31, 2010
During fiscal year 2010, we strengthened our position in the hospital market with the acquisitions of Opus on February 10, 2010 and NextGen IS on August 12, 2009. The results of operations for the Opus and NextGen IS acquisitions as reported in our Annual Report on Form 10-K for the year ended March 31, 2010 were included with the NextGen Division. During fiscal year 2011, as a result of certain organization changes, the composition of the Company’s NextGen Division was revised to exclude Opus and NextGen IS, both of which are now aggregated in the Company’s Inpatient Solutions Division. The Company now operates four reportable segments (not including Corporate), comprised of the NextGen Division, the Inpatient Solutions Division, the QSI Dental Division and the Practice Solutions Division.
For the purposes of the comparison of the fiscal years ended March 31, 2011 and March 31, 2010 in this MD&A, the segment results in the tables therein for the year ended March 31, 2010 are re-casted to present four reportable segments. However, since NextGen IS had no material operations during fiscal year 2010 and Opus was acquired at the end of fiscal year 2010, a comparative analysis of the results of the Inpatient Solutions Division is not deemed meaningful and is not presented therein.
Net Income. The Company’s net income for the year ended March 31, 2011 was $61.6 million, or $2.13 per share on a basic and $2.12 per share on a fully diluted basis. In comparison, we earned $48.4 million, or $1.69 per share on a basic and $1.68 per share on a fully diluted basis for the year ended March 31, 2010. The increase in net income for the year ended March 31, 2011 was primarily attributed to the following:
•	a 21.1% increase in consolidated revenue, including an increase in revenues of $37.8 million from our NextGen Division, $15.0 million from our Inpatient Solutions Division and $5.9 million from our Practice Solutions Division;

•	a 16.5% increase in NextGen Division revenue, which accounted for 75.4% of consolidated revenue;

•	an increase of recurring revenue, including RCM, maintenance and EDI revenue, which accounted for 55.5% of total consolidated revenue;

•	offset by an increase in selling, general and administrative expenses and research and development costs.
Revenue. Revenue for the year ended March 31, 2011 increased 21.1% to $353.4 million from $291.8 million for the year ended March 31, 2010. NextGen Division revenue increased 16.5% to $266.5 million from $228.7 million in the year ended March 31, 2010 while QSI Dental Division revenue increased 16.6% to $20.0 million from $17.1 million and Practice Solutions Division revenue increased 13.7% during that same period to $49.0 million from $43.1 million.
System Sales. Revenue earned from Company-wide sales of systems for the year ended March 31, 2011 increased 19.6% to $124.5 million from $104.1 million in the prior year period.
Our increase in revenue from sales of systems was principally the result of a 12.6% increase in category revenue at our NextGen Division, whose sales in this category grew to $108.9 million during the year ended March 31, 2011 from $96.7 million during the same prior year period. This increase was driven by higher sales of software to both new and existing clients, as well as increases in hardware and third-party software and implementation and training services revenue.
The following table breaks down our reported system sales into software, hardware, third-party software, supplies and implementation and training services components on a consolidated and divisional basis for the years ended March 31, 2011 and 2010 (in thousands):

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales
Fiscal Year Ended March 31, 2011
QSI Dental Division	$3,239	$2,190	$1,066	$6,495
NextGen Division	84,812	8,979	15,097	108,888
Inpatient Solutions Division	6,187	612	1,482	8,281
Practice Solutions Division	473	22	370	865

Consolidated	$94,711	$11,803	$18,015	$124,529

Fiscal Year Ended March 31, 2010
QSI Dental Division	$1,699	$1,409	$825	$3,933
NextGen Division	78,703	4,931	13,058	96,692
Inpatient Solutions Division	1,129	13	226	1,368
Practice Solutions Division	1,877	—	267	2,144

Consolidated	$83,408	$6,353	$14,376	$104,137

NextGen Division software license revenue increased 7.8% in the year ended March 31, 2011 versus the same period last year. The Division’s software revenue accounted for 77.9% of divisional system sales revenue during the year ended March 31, 2011, compared to 81.4% during the same period a year ago. The September 2010 announcement that NextGenehr became CCHIT® certified along with the finalization of the Stage 1 Meaningful Use definition criteria under the ARRA in July 2010 positively impacted the growth in software license revenue during the year ended March 31, 2011. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
During the year ended March 31, 2011, 8.2% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 5.1% during same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the Division’s sales arrangements is typically at the request of our clients.
Implementation and training revenue related to system sales at the NextGen Division increased 15.6% in the year ended March 31, 2011 compared to the prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the year ended March 31, 2011 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions and our ability to retain current staff members.
For the QSI Dental Division, total system sales increased $2.6 million, or 65.1%, to $6.5 million in the year ended March 31, 2011 as compared to $3.9 million in the prior year period. Systems sales in the QSI Dental Division were positively impacted by greater joint sales of dental and medical software to FQHCs. In addition, the Division began selling the SaaS based NextDDS™ product during fiscal year 2010.
For the Practice Solutions Division, total system sales decreased by 59.7% in the year ended March 31, 2011 as compared to the prior year period. Systems sales revenue within the Practice Solutions Division is composed of sales to existing RCM clients only and can fluctuate given the size of the current client base of the Practice Solutions Division.
For the Inpatient Solutions Division, total systems sales increased $6.9 million because only two months of revenue was recorded in the year ended March 31, 2010 for Opus, which was acquired in February 2010, as compared to a full year of revenue for the year ended March 31, 2011.
Maintenance, EDI, RCM and Other Services. For the year ended March 31, 2011, Company-wide revenue from maintenance, EDI, RCM and other services grew 21.9% to $228.8 million from $187.7 million in the prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the Practice Solutions Division.
Total NextGen Division maintenance revenue for the year ended March 31, 2011 grew 16.7% to $93.9 million from $80.5 million for the same prior year period while NextGen Division EDI revenue grew 20.4% to $36.1 million compared to $30.0 million in the prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, follow-on training hours and hosting services, increased 28.0% to $27.6 million in the year ended March 31, 2011 from $21.6 million in the same prior year period. QSI Dental Division maintenance, EDI and other revenue for the year ended March 31, 2011 increased $0.3 million to $13.5 million compared to $13.2 million for the same prior year period. For the year ended March 31, 2011, RCM revenue grew $8.4 million to $45.1 million compared to $36.7 million in the prior year period primarily as a result of increases in RCM revenue to new and existing clients.
The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the years ended March 31, 2011 and 2010 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Fiscal Year Ended March 31, 2011
QSI Dental Division	$7,329	$4,891	$—	$1,251	$13,471
NextGen Division	93,890	36,131	—	27,637	157,658
Inpatient Solutions Division	8,642	—	—	975	9,617
Practice Solutions Division	158	—	45,065	2,865	48,088

Consolidated	$110,019	$41,022	$45,065	$32,728	$228,834

Fiscal Year Ended March 31, 2010
QSI Dental Division	$7,217	$5,038	$—	$940	$13,195
NextGen Division	80,451	29,997	—	21,589	132,037
Inpatient Solutions Division	1,416	—	—	108	1,524
Practice Solutions Division	108	—	36,665	4,145	40,918

Consolidated	$89,192	$35,035	$36,665	$26,782	$187,674

Maintenance revenue for the NextGen Division increased by $13.4 million for the year ended March 31, 2011 as compared to the same prior year period. The growth in maintenance revenue is a result of an $11.5 million increase in net additional licenses from new clients and existing clients and approximately $1.9 million related to a recent price increase that became effective during the quarter ended September 30, 2010.
The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the Division’s existing client base while the growth in RCM revenue has come from new clients that have been acquired from cross selling opportunities with the NextGen Division client base. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients. Growth in other services revenue is primarily due to increases in third-party annual software licenses, consulting services and hosting services revenue.
For the Inpatient Solutions Division, maintenance revenue increased $7.2 million because only two months of revenue was recorded in the year ended March 31, 2010 for Opus, which was acquired in February 2010, as compared to a full year of revenue for the year ended March 31, 2011.
Cost of Revenue. Cost of revenue for the year ended March 31, 2011 increased 15.0% to $127.5 million from $110.8 million in the prior year period and the cost of revenue as a percentage of revenue decreased to 36.1% from 38.0% due to the fact that the rate of growth in cost of revenue grew slower than the aggregate revenue growth rate for the Company.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2011 and 2010 (in thousands):

	Fiscal Year Ended March 31,
	2011	%	2010	%
QSI Dental Division
Revenue	$19,966	100.0%	$17,128	100.0%
Cost of revenue	9,034	45.2%	7,788	45.5%

Gross profit	$10,932	54.8%	$9,340	54.5%

NextGen Division
Revenue	$266,546	100.0%	$228,730	100.0%
Cost of revenue	78,496	29.4%	73,122	32.0%

Gross profit	$188,050	70.6%	$155,608	68.0%

Inpatient Solutions Division
Revenue	$17,898	100.0%	$2,891	100.0%
Cost of revenue	4,671	26.1%	412	14.3%

Gross profit	$13,227	73.9%	$2,479	85.7%

Practice Solutions Division
Revenue	$48,953	100.0%	$43,062	100.0%
Cost of revenue	34,896	71.3%	29,485	68.5%

Gross profit	$14,057	28.7%	$13,577	31.5%

Unallocated cost of revenue (1)	$385	N/A	$—	N/A

Consolidated
Revenue	$353,363	100.0%	$291,811	100.0%
Cost of revenue	127,482	36.1%	110,807	38.0%

Gross profit	$225,881	63.9%	$181,004	62.0%

(1)	Relates to the amortization of software technology intangible assets acquired from the purchases of NextGen IS and Opus.
Gross profit margins at the QSI Dental Division for the year ended March 31, 2011 increased slightly to 54.8% from 54.5% for the prior year period. Gross profit margins at the NextGen Division for year ended March 31, 2011 increased to 70.6% compared to 68.0% for the prior year period due to strong software sales and an increase in maintenance revenue, which yields higher margins than other services, along with improvements in EDI margins. Gross margin in the Practice Solutions Division decreased to 28.7% for the year ended March 31, 2011 as compared to 31.5%for the prior year period because of higher outsourcing costs in connection with delivering RCM services in the year ended March 31, 2011 as compared to the same period a year ago.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the years ended March 31, 2011 and 2010:

	Hardware,	Payroll and
	Third Party	Related			Total Cost
	Software	Benefits	EDI	Other	of Revenue	Gross Profit
Fiscal Year Ended March 31, 2011
QSI Dental Division	8.7%	17.7%	11.6%	7.2%	45.2%	54.8%
NextGen Division	2.9%	11.8%	8.1%	6.6%	29.4%	70.6%
Inpatient Solutions Division	5.4%	16.7%	0.0%	4.0%	26.1%	73.9%
Practice Solutions Division	0.0%	43.8%	0.5%	27.0%	71.3%	28.7%

Consolidated	3.0%	16.8%	6.9%	9.4%	36.1%	63.9%

Fiscal Year Ended March 31, 2010
QSI Dental Division	8.5%	13.8%	16.0%	7.2%	45.5%	54.5%
NextGen Division	2.5%	13.4%	9.6%	6.5%	32.0%	68.0%
Inpatient Solutions Division	3.1%	0.0%	0.0%	11.2%	14.3%	85.7%
Practice Solutions Division	0.5%	43.6%	1.1%	23.3%	68.5%	31.5%

Consolidated	2.5%	17.7%	8.7%	9.1%	38.0%	62.0%

During the year ended March 31, 2011, hardware and third-party software constituted a higher portion of cost of revenue compared to the prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.
Our payroll and benefits expense associated with delivering our products and services decreased to 16.8% of consolidated revenue in the year ended March 31, 2011 compared to 17.7% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $51.8 million in the year ended March 31, 2010 to $59.3 million in the year ended March 31, 2011, an increase of 14.7%, or approximately $7.5 million. Of the $7.5 million increase, approximately $2.7 million of the increase is related to the Practice Solutions Division because RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $1.2 million in the QSI Dental Division and $0.7 million in the NextGen Division for the year ended March 31, 2011 are primarily due to headcount additions and increased headcount and payroll and benefits expense associated with delivering products and services. For the Inpatient Solutions Division, payroll and benefits expense associated with delivering our products and services increased $2.9 million because fiscal year 2010 included only two months of payroll and benefits expenses for Opus, which was acquired in February 2010, as compared to a full year of expenses for the year ended March 31, 2011. The amount of share-based compensation expense included in cost of revenue was $0.3 million and $0.1 million for years ended March 31, 2011 and 2010, respectively.
Other expense, which primarily consists of third-party annual license, hosting costs and outsourcing costs, increased to 9.4% of total revenue during the year ended March 31, 2011 as compared to 9.1% for the same period a year ago. Contributing to this increase was higher outsources costs in delivering RCM services offset by better profit margins achieved in our hosting and annual licenses revenues that are included in other services.
As a result of the foregoing events and activities, the gross profit percentage for the Company increased to 63.9% for the year ended March 31, 2011 versus 62.0% for the prior year period.
We anticipate continued additions to headcount in all of our Divisions in areas related to delivering products and services in future periods, but due to the uncertainties in the timing of our sales arrangements, our sales mix, the acquisition and training of qualified personnel and other issues, we cannot accurately predict if related headcount expense as a percentage of revenue will increase or decrease in the future.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 2011 increased 24.6% to $108.3 million as compared to $87.0 million for the prior year period. The increase in these expenses resulted primarily from:
•	$18.7 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$4.6 million increase due to a full year of selling and administrative expenses from Opus, which was acquired in February 2010;

•	$3.2 million increase in sales commissions primarily related to the NextGen Division;

•	$1.4 million increase primarily due to fair value adjustments to the contingent consideration liability related to the acquisitions of Opus and NextGen IS; offset by

•	$1.6 million decrease in legal and outside services expenses;

•	$2.1 million net decrease in advertising, tradeshows and travel related expenses; and

•	$2.8 million net decrease in other selling and administrative expenses.

Share-based compensation expense was approximately $3.3 million and $1.9 million for the years ended March 31, 2011 and 2010, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 29.8% in the year ended March 31, 2010 to 30.7% in the year ended March 31, 2011.
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
Research and Development Costs. Research and development costs for the years ended March 31, 2011 and 2010 were $21.8 million and $16.5 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen Division product line. The Opus acquisition added $1.4 million in research and development expenses during the year ended March 31, 2011. Additions to capitalized software costs offset increases in research and development costs. For the year ended March 31, 2011, our additions to capitalized software increased to $10.7 million compared to $7.9 million capitalized during the same prior year period as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA. Research and development costs as a percentage of revenue increased to 6.2% in the year ended March 31, 2011 from 5.7% for the same prior year period. Research and development expenses are expected to continue at or above current dollar levels as the Company is developing a new integrated inpatient and outpatient, web-based software platform. Share-based compensation expense included in research and development costs, net of amounts capitalized as software development, was $0.2 million and $0.1 million for years ended March 31, 2011 and 2010, respectively.
Amortization of Acquired Intangible Assets. Amortization in operating expense related to acquired intangible assets for the years ended March 31, 2011 and 2010 were $1.7 million and $1.8 million, respectively.
Interest and Other Income. Total interest and other income for the years ended March 31, 2011 and 2010 were $0.3 million and $0.5 million, respectively. Interest and other income consist primarily of dividends and interest earned on our investments.
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
Provision for Income Taxes. The provision for income taxes for the years ended March 31, 2011 and 2010 were $32.8 million and $27.8 million, respectively. The effective tax rates were 34.8% and 36.5% for the years ended March 31, 2011 and 2010, respectively. The effective rate for the year ended March 31, 2011 decreased as compared to the prior year period primarily due to increased benefits from the qualified production activities deduction and research and development credits and fluctuations in the state effective tax rate.
During the year ended March 31, 2011 and 2010, we recognized research and development tax credits of approximately $1.0 million and $0.7 million, respectively. The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code (“IRC”) of approximately $8.1 million and $4.1 million during the years ended March 31, 2011 and 2010, respectively. Research and development credits and the qualified production activities income deduction calculated by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision.

Comparison of the Fiscal Years Ended March 31, 2010 and March 31, 2009
Prior to fiscal year 2010, the Company had no material operations in the inpatient solutions area. For the purposes of the comparison of the fiscal years ended March 31, 2010 and March 31, 2009 in this MD&A, the segment results in the tables and comparative analysis therein for the year ended March 31, 2010 are not re-casted to reflect the change in reportable segments established during fiscal year 2011. Refer to the comparison of fiscal years ended March 31, 2011 and March 31, 2010 in this MD&A for re-casted reportable segment results for the year ended March 31, 2010.
Net Income. The Company’s net income for the year ended March 31, 2010 was $48.4 million or $1.69 per share on a basic and $1.68 per share on a fully diluted basis. In comparison, we earned $46.1 million or $1.65 per share on a basic and $1.62 per share on a fully diluted basis for the year ended March 31, 2009. The increase in net income for the year ended March 31, 2010 was primarily attributed to the following:
•	an 18.9% increase in consolidated revenue, including an increase of $27.7 million in revenue from our NextGen Division and an increase of $17.4 million in revenue from our Practice Solutions Division;

•	a 13.6% increase in NextGen Division revenue, which accounted for 79.4% of consolidated revenue;

•	an increase of recurring revenue, including RCM, maintenance and EDI revenue, offset by a decline in our gross profit margin due primarily to both a shift in revenue mix with increased RCM revenue and lower gross margins related to RCM revenue;

•	an increase in selling, general and administrative expenses as a percentage of revenue related to higher selling and corporate expenses; and

•	a decrease in interest income primarily due significantly lower interest rates, as compared to the prior year, on money market accounts in which we invest a majority of our cash.
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
System Sales. Revenue earned from Company-wide sales of systems for the year ended March 31, 2010 increased 5.4% to $104.1 million from $98.8 million in the prior year period.
Our increase in revenue from sales of systems was principally the result of a 5.1% increase in category revenue at our NextGen Division, whose sales in this category grew to $98.1 million during the year ended March 31, 2010 from $93.3 million during the same prior year period. This increase was driven by higher sales of ambulatory practice management and health records software to both new and existing clients, as well as increases in revenue related to implementation and training services.
The following table breaks down our reported system sales into software, hardware, third-party software, supplies and implementation and training services components on a consolidated and divisional basis for the years ended March 31, 2010 and 2009 (in thousands):

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales
Fiscal Year Ended March 31, 2010
QSI Dental Division	$1,699	$1,409	$825	$3,933
NextGen Division	79,832	4,944	13,284	98,060
Practice Solutions Division	1,877	—	267	2,144

Consolidated	$83,408	$6,353	$14,376	$104,137

Fiscal Year Ended March 31, 2009
QSI Dental Division	$915	$1,171	$938	$3,024
NextGen Division	74,128	6,775	12,437	93,340
Practice Solutions Division	2,397	—	—	2,397

Consolidated	$77,440	$7,946	$13,375	$98,761

NextGen Division software license revenue increased 7.7% in the year ended March 31, 2010 versus the same period last year. The Division’s software revenue accounted for 81.4% of divisional system sales revenue during the year ended March 31, 2010, compared to 79.4% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division. The Opus acquisition, which closed in February 2010, contributed approximately $0.9 million to the NextGen Division’s software license revenue during the year ended March 31, 2010.
During the year ended March 31, 2010, 5.0% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 7.3% during same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the Division’s sales arrangements is typically at the request of our clients.
Implementation and training revenue related to system sales at the NextGen Division increased 6.8% in the year ended March 31, 2010 compared to the prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the year ended March 31, 2010 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions and our ability to retain current staff members.
For the QSI Dental Division, total system sales increased $0.9 million, or 30.1%, to $3.9 million in the year ended March 31, 2010 as compared to $3.0 million in the prior year period. Systems sales in the QSI Dental Division were positively impacted by greater joint sales of dental and medical software to FQHCs. In addition, the Division began selling the SaaS based NextDDS™ product during the year ended March 31, 2010.
For the Practice Solutions Division, total system sales decreased $0.3 million, or 10.6%, to $2.1 million in the year ended March 31, 2010 as compared to $2.4 million in the prior year period. Systems sales revenue within the Practice Solutions Division is composed of sales to existing RCM clients only and can fluctuate given the size of the current client base of the Practice Solutions Division.
Maintenance, EDI, RCM and Other Services. For the year ended March 31, 2010, Company-wide revenue from maintenance, EDI, RCM and other services grew 27.9% to $187.7 million from $146.8 million in the prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the Practice Solutions Division. Total NextGen Division maintenance revenue for the year ended March 31, 2010 grew 24.9% to $81.9 million from $65.6 million for the same prior year period while NextGen Division EDI revenue grew 21.2% to $30.0 million compared to $24.8 million in the prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, follow-on training hours, consulting services and hosting services, increased 6.9% to $21.7 million in the year ended March 31, 2010 from $20.3 million in the same prior year period. For the year ended March 31, 2010, RCM revenue grew $15.3 million to $36.7 million compared to $21.4 million in the prior year period. QSI Dental Division maintenance, EDI and other revenue increased 2.9% to $13.2 million in the year ended March 31, 2010 as compared to $12.8 million in the prior year period.
The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the years ended March 31, 2010 and 2009 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Fiscal Year Ended March 31, 2010
QSI Dental Division	$7,217	$5,038	$—	$940	$13,195
NextGen Division	81,867	29,997	—	21,697	133,561
Practice Solutions Division	108	—	36,665	4,145	40,918

Consolidated	$89,192	$35,035	$36,665	$26,782	$187,674

Fiscal Year Ended March 31, 2009
QSI Dental Division	$7,167	$4,766	$—	$894	$12,827
NextGen Division	65,559	24,756	—	20,299	110,614
Practice Solutions Division	136	—	21,431	1,746	23,313

Consolidated	$72,862	$29,522	$21,431	$22,939	$146,754

Maintenance revenue for the NextGen Division increased by $16.3 million for the year ended March 31, 2010 as compared to the same prior year period. The growth in maintenance revenue is a result of a $15.1 million increase in net additional licenses from new clients and existing clients and $1.2 million in maintenance revenue related to the Opus acquisition.

The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the Division’s existing client base while the growth in RCM revenue has come from new clients that have been acquired from cross selling opportunities with the NextGen Division client base. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients. Growth in other services revenue is primarily due to increases in third-party annual software licenses, consulting services and hosting services revenue.
Cost of Revenue. Cost of revenue for the year ended March 31, 2010 increased 24.7% to $110.8 million from $88.9 million in the prior year period and the cost of revenue as a percentage of revenue increased to 38.0% from 36.2% due to the fact that the rate of growth in cost of revenue grew faster than the aggregate revenue growth rate for the Company.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2010 and 2009 (in thousands):

	Fiscal Year Ended March 31,
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

Gross profit margins at the QSI Dental Division for the year ended March 31, 2010 increased to 54.5% from 52.2% for the prior year period primarily as a result of lower payroll and related benefits in system sales during the year ended March 31, 2010 as compared to the same period a year ago. Gross profit margins at the NextGen Division for year ended March 31, 2010 increased slightly to 68.3% from 68.0% for the prior year period primarily as a result of a lower amount of hardware revenue. Gross margin in the Practice Solutions Division declined as a result of a smaller proportion of software revenue included in revenue versus the prior year as well as costs related to transitioning to the NextGen platform and other ramp-up costs.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the years ended March 31, 2010 and 2009:

	Hardware,	Payroll and
	Third Party	Related			Total Cost
	Software	Benefits	EDI	Other	of Revenue	Gross Profit
Fiscal Year Ended March 31, 2010
QSI Dental Division	8.5%	13.8%	16.0%	7.2%	45.5%	54.5%
NextGen Division	2.5%	13.4%	9.6%	6.2%	31.7%	68.3%
Practice Solutions Division	0.5%	43.6%	1.1%	23.3%	68.5%	31.5%

Consolidated	2.5%	17.7%	8.7%	9.1%	38.0%	62.0%

Fiscal Year Ended March 31, 2009
QSI Dental Division	7.6%	19.8%	17.1%	3.3%	47.8%	52.2%
NextGen Division	3.9%	11.0%	9.1%	8.0%	32.0%	68.0%
Practice Solutions Division	0.2%	45.0%	0.0%	17.0%	62.2%	37.8%

Consolidated	3.7%	15.1%	8.4%	9.0%	36.2%	63.8%

The increase in our consolidated cost of revenue as a percentage of revenue between the year ended March 31, 2010 and the prior year period is primarily attributable to an increase in RCM revenue, which carries higher payroll and related benefits as a percentage of revenue and higher consolidated EDI costs, offset by a decrease in hardware and third party software as a percentage of revenue. Other expense, which primarily consists of third-party annual license and hosting costs, increased slightly to 9.1% of total revenue during the year ended March 31, 2010 as compared to 9.0% for the same period a year ago.
During the year ended March 31, 2010, hardware and third-party software constituted a smaller portion of cost of revenue compared to the prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.
Our payroll and benefits expense associated with delivering our products and services increased to 17.7% of consolidated revenue in the year ended March 31, 2010 compared to 15.1% during the same period last year primarily due to inclusion of a full year of HSI and PMP transactions in fiscal year 2010 versus a partial period in fiscal year 2009. RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue.
The absolute level of consolidated payroll and benefit expenses grew from $37.1 million in the year ended March 31, 2009 to $51.8 million in the year ended March 31, 2010, an increase of 39.4% or approximately $14.6 million. Of the $14.6 million increase, approximately $7.2 million of the increase is related to the Practice Solutions Division, which included a full year of HSI and PMP expenses during fiscal year 2010 versus approximately ten and five months of respective expense in fiscal year 2009. For the NextGen Division, a decrease of approximately $8.2 million was related to decreased headcount and payroll and benefits expense associated with delivering products and services. Payroll and benefits expense associated with delivering products and services in the QSI Dental Division decreased $0.7 million from $3.1 million in the year ended March 31, 2009 to $2.4 million in the year ended March 31, 2010 primarily due to headcount additions. The amount of share-based compensation expense included in cost of revenue was $0.1 million and $0.2 million for years ended March 31, 2010 and 2009, respectively.
As a result of the foregoing events and activities, the gross profit percentage for the Company decreased to 62.0% for the year ended March 31, 2010 versus 63.8% for the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 2010 increased 25.3% to $87.0 million as compared to $69.4 million for the prior year period. The increase in these expenses resulted primarily from:
•	$9.9 million increase in salaries and related expenses in the NextGen Division primarily as a result of headcount additions;

•	$2.5 million increase in marketing and trade shows in the NextGen Division;

•	$1.5 million increase from the acquisition of NextGen IS and Opus;

•	$3.3 million increase in corporate related expenses, primarily as a result of headcount additions and

•	$0.4 million increase in other selling and administrative expenses.
Share-based compensation expense was approximately $1.9 million and $1.5 million for the years ended March 31, 2010 and 2009, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 28.3% in the year ended March 31, 2009 to 29.8% in the year ended March 31, 2010.

Research and Development Costs. Research and development costs for the years ended March 31, 2010 and 2009 were $16.5 million and $13.8 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen Division product line. Additions to capitalized software costs offset increases in research and development costs. For the year ended March 31, 2010, our additions to capitalized software increased to $7.9 million compared to $5.9 million capitalized during the same prior year period. Research and development costs as a percentage of revenue increased to 5.7% in the year ended March 31, 2010 from 5.6% for the same prior year period. Share-based compensation expense included in research and development costs, net of amounts capitalized as software development, was $0.1 million and $0.2 million for years ended March 31, 2010 and 2009, respectively.
Amortization of Acquired Intangible Assets. Amortization in operating expense related to acquired intangible assets for the years ended March 31, 2010 and 2009 were $1.8 million and $1.0 million, respectively. The increase in amortization expense is primarily due to the addition of customer relationships and software technology intangible assets, which were acquired through the acquisitions of Opus and NextGen IS during fiscal year 2010.
Interest Income. Interest income for the year ended March 31, 2010 decreased to $0.2 million compared to $1.2 million in the prior year period primarily due to significantly lower interest rates received on the Company’s cash investments, which are primarily in institutional money market accounts. Short term interest rates were at historic lows for most of the year ended March 31, 2010.
Other Income (Expense). Other income (expense) for the year ended March 31, 2010 consists of gains and losses in fair value recorded on our auction rate securities (“ARS”) investments as well as on our ARS put option rights. We recorded an overall gain on our ARS and ARS put option rights of approximately $0.3 million.
Provision for Income Taxes. The provision for income taxes for the years ended March 31, 2010 and 2009 were $27.8 million and $27.2 million, respectively. The effective tax rates were 36.5% and 37.1% for the years ended March 31, 2010 and 2009, respectively. The provision for income taxes for the years ended March 31, 2010 and 2009 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, research and development tax credits, the qualified production activities deduction and exclusions for Company-owned life insurance proceeds and tax-exempt interest income. The change in the effective rate for the year ended March 31, 2010 includes an increase in the benefit from the qualified production activities deduction and a decrease in the state income tax expense.
During the year ended March 31, 2010 and 2009, we recognized research and development tax credits of approximately $0.7 million and $1.0 million, respectively. The Company also claimed the qualified production activities deduction under Section 199 of the IRC of approximately $4.1 million and $2.7 million during the years ended March 31, 2010 and 2009, respectively. Research and development credits and the qualified production activities income deduction calculated by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the years ended March 31, 2011, 2010 and 2009 (dollar amounts in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Cash and cash equivalents	$116,617	$84,611	$70,180
Net increase in cash and cash equivalents	$32,006	$14,431	$11,134
Net income	$61,606	$48,379	$46,119
Net cash provided by operating activities	$70,064	$55,220	$48,712
Number of days of sales outstanding	131	125	125
Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income plus adjustments to add back non-cash expenses, including depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation and deferred taxes.
The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2011, 2010 and 2009 (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Net income	$61,606	$48,379	$46,119
Non-cash expenses	17,978	16,152	17,720
Change in deferred revenue	13,211	12,528	3,130
Change in accounts receivable	(36,094)	(18,944)	(11,369)
Change in other assets and liabilities	13,363	(2,895)	(6,888)

Net cash provided by operating activities	$70,064	$55,220	$48,712

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the years ended March 31, 2011, 2010 and 2009. The NextGen Division’s contribution to net income has increased each year due to that Division’s operating income increasing more quickly than our Company as a whole.
Non-Cash Expenses. Non-cash expenses include depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts, share-based compensation and deferred taxes. Total non-cash expenses were $18.0 million, $16.2 million and $17.7 million for the years ended March 31, 2011, 2010 and 2009, respectively.
The $1.8 million increase in non-cash expenses for the year ended March 31, 2011 as compared to the prior year period is primarily related to increases of approximately $0.6 million in depreciation, $1.2 million of amortization of capitalized software costs, $1.5 million of amortization of other intangibles, $0.3 million in bad debt expense and $1.7 million in share-based compensation, offset by a $3.4 million decrease in deferred income tax benefit.
The $1.5 million decrease in non-cash expenses for the year ended March 31, 2010 as compared to the year ended March 31, 2009 is primarily related to decreases of approximately $5.2 million in deferred income tax benefit and $0.1 million in loss on the disposal of equipment and improvements, offset by increases of approximately $0.8 million in depreciation, $0.8 million of amortization of capitalized software costs, $0.7 million of amortization of other intangibles, $1.4 million in bad debt expense and $0.1 million in share-based compensation.
Deferred Revenue. Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue. Deferred revenue increased by approximately $13.2 million for the year ended March 31, 2011 versus an increase of $12.5 million and $3.1 million in the years ended March 31, 2010 and 2009, respectively, resulting in increases to cash from operations as compared to the prior year periods.

Accounts Receivable. Accounts receivable grew by approximately $36.1 million, $18.9 million and $11.4 million for the years ended March 31, 2011, 2010 and 2009, respectively. The increase in accounts receivable is due to the following factors:
•	NextGen Division revenue grew 16.5%, 12.2% and 19.6% for the years ended March 31, 2011, 2010 and 2009, respectively;

•	Inpatient Division revenue grew to $17.9 million for the year ended March 31, 2011 as compared to $2.9 million for the prior year period primarily because only two months of revenue was recorded in the year ended March 31, 2010 for Opus, which was acquired in February 2010, as compared to a full year of revenue for the year ended March 31, 2011;

•	Turnover of accounts receivable is generally slower in the NextGen Division due to the fact that the systems sales related revenue have longer payment terms, generally up to one year, which historically have accounted for a major portion of NextGen Division sales; and

•	We experienced an increase in the volume of undelivered services billed in advance by the NextGen Division, which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $16.6 million, $9.5 million and $1.2 million for the years ended March 31, 2011, 2010 and 2009, respectively.
The turnover of accounts receivable measured in terms of days sales outstanding (“DSO”) increased from 125 days to 131 days during the year ended March 31, 2011 as compared the prior year period. The increase in DSO is primarily due to the factors mentioned.
If amounts included in both accounts receivable and deferred revenue were netted, the turnover of accounts receivable expressed as DSO would be 79 days as of March 31, 2011 and 2010. Provided turnover of accounts receivable, deferred revenue and profitability remain consistent with the 2011 fiscal year, we anticipate being able to continue generating cash from operations during fiscal year 2012 primarily from our net income.
Other Assets and Liabilities. Cash from operations benefited from increases in other liabilities and decreases in other assets. For the year ended March 31, 2011, the $13.4 million change in other assets and liabilities consists of a total increase in other liabilities of $14.9 million, offset by a decrease in other assets of $1.5 million. The $14.9 million increase in other liabilities consisted of a $1.1 million increase in contingent consideration related to the Opus and NextGen IS acquisitions, $3.3 million increase in accounts payable and $10.5 million increase in all other liabilities.
For the year ended March 31, 2010, the $2.9 million change in other assets and liabilities consisted of a total decrease in other liabilities of $3.3 million, offset by an increase in other assets of $0.4 million and for the year ended March 31, 2009, the $6.9 million change in other assets and liabilities consisted of a total decrease in other assets of $7.2 million, offset by an increase in other liabilities of $0.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities for the years ended March 31, 2011, 2010 and 2009 was $10.6 million, $13.9 million and $19.4 million, respectively. The decrease of net cash used in investing activities during the year ended March 31, 2011 as compared to the prior year period is primarily due to proceeds of $7.7 million received from the sale of our ARS investments, which was offset by net cash used of $1.1 million for the purchase of marketable securities and $17.2 million for net additions of equipment and improvements and capitalized software.
During the year ended March 31, 2010, $12.9 million of cash was used for net additions of equipment and improvements and capitalized software $3.0 million was paid for contingent consideration related to the acquisition of PMP and $0.6 million was paid for the acquisition of Opus and NextGen IS. Net cash used for the year ended March 31, 2010 was offset by $2.0 million cash acquired from the purchase of Opus and $0.4 million proceeds from the sale of marketable securities.
During the year ended March 31, 2009, $25.2 million was paid for the acquisitions of HSI and PMP and $9.1 million of cash was used for net additions of equipment and improvements and capitalized software, offset by $14.8 million proceeds from the sale of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine years ended March 31, 2011, 2010 and 2009 was $27.5 million, $26.8 million and $18.1 million, respectively. During the year ended March 31, 2011, we received proceeds of $5.7 million from the exercise of stock options and paid $34.7 million in dividends to shareholders compared to proceeds of $5.9 million from the exercise of stock options and payment of $34.3 million in dividends to shareholders during the year ended March 31, 2010 and proceeds of $12.5 million from the exercise of stock options, payment of $30.8 million in dividends to shareholders, and $3.3 million in loan repayments during the year ended March 31, 2009.
We recorded a reduction in our tax benefit from share-based compensation of $1.5 million, $1.6 million and $3.4 million during the years ended March 31, 2011, 2010 and 2009, respectively, related to excess tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital.

Cash and Cash Equivalents and Marketable Securities
At March 31, 2011, we had cash and cash equivalents of $116.6 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We also intend to expend some of these funds related to the implementation of a company-wide enterprise resource planning (“ERP”) system. We believe the ERP will greatly enhance and streamline our operational processes and provide a common technology platform to support future growth opportunities. We anticipate capital expenditures will increase in fiscal year 2012 and will be funded from cash on hand and cash flows from operations.
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
On May 25, 2011, the Board of Directors approved a quarterly cash dividend of $0.35 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of June 17, 2011 with an expected distribution date on or about July 5, 2011.
Our Board of Directors declared the following dividends during the periods presented:

			Per Share
Declaration Date	Record Date	Payment Date	Dividend
May 26, 2010	June 17, 2010	July 6, 2010	$0.30
July 28, 2010	September 17, 2010	October 5, 2010	0.30
October 25, 2010	December 17, 2010	January 5, 2011	0.30
January 26, 2011	March 17, 2011	April 5, 2011	0.35

Fiscal year 2011			$1.25

May 27, 2009	June 12, 2009	July 6, 2009	$0.30
July 23, 2009	September 25, 2009	October 5, 2009	0.30
October 28, 2009	December 23, 2009	January 5, 2010	0.30
January 27, 2010	March 23, 2010	April 5, 2010	0.30

Fiscal year 2010			$1.20

May 29, 2008	June 15, 2008	July 2, 2008	$0.25
August 4, 2008	September 15, 2008	October 1, 2008	0.30
October 30, 2008	December 15, 2008	January 5, 2009	0.30
January 28, 2009	March 11, 2009	April 3, 2009	0.30

Fiscal year 2009			$1.15

Management believes that its cash and cash equivalents on hand at March 31, 2011, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for the remainder of fiscal year 2012.
Contractual Obligations
The following table summarizes our significant contractual obligations, all of which relate to operating leases, at March 31, 2011 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Year ended March 31,
2012	$5,137
2013	5,475
2014	5,424
2015	5,008
2016 and beyond	5,697

$26,741

New Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

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
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2011, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Security Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 in making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2011, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Shareholders’ Meeting to be filed with the Commission.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Shareholders’ Meeting to be filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Shareholders’ Meeting to be filed with the Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Shareholders’ Meeting to be filed with the Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Shareholders’ Meeting to be filed with the Commission.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets as of March 31, 2011 and 2010	55

Consolidated Statements of Income — Years Ended March 31, 2011, 2010 and 2009	56

Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2011, 2010 and 2009	57

Consolidated Statements of Cash Flows — Years Ended March 31, 2011, 2010 and 2009	58

Notes to Consolidated Financial Statements	60

(2) The following supplementary financial statement schedule of Quality Systems, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Annual Report on Form 10-K (this “Report”).

Schedule II — Valuation and Qualifying Accounts	84

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

Index to Exhibits	85

INDEX TO EXHIBITS

Exhibit
Number		Description

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

10.18	*	Board Service Agreement between the Company and Patrick Cline is incorporated by reference to Exhibit 10.2.1 to the registrant’s Current Report on Form 8-K dated May 31, 2005.

10.19	*	Director Compensation Program is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 2, 2010.

10.20
Settlement Agreement dated as of August 8, 2006 between the registrant and Ahmed Hussein is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 9, 2006.

10.21	*
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

Exhibit
Number		Description

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

10.33	*
Employment Agreement dated August 11, 2008 between Quality Systems, Inc., and Steven Plochocki, is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 12, 2008.

10.34	*	Outside Directors Amended and Restated Restricted Stock Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 9, 2010.

10.35	*
Employment Offer and Terms of Employment dated September 17, 2009, between Quality Systems, Inc. and Philip N. Kaplan, is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 21, 2009.

10.36		Agreement and Plan of Merger dated February 10, 2010, by and among Quality Systems, Inc., OHS Merger Sub, Inc., Opus Healthcare Solutions, Inc., and the Shareholders of Opus Healthcare Solutions, Inc.

10.37		Sixth Amendment to Lease Agreement between the Company and Tower Place, L.P. dated April 1, 2010.

10.38		Third Amendment to Office Lease agreement between the Company and HUB Properties LLC dated January 1, 2010.

10.39		Fourth Amendment to Office Lease agreement between the Company and HUB Properties LLC dated March 17, 2010.

10.40		Third Amendment to Service Center Lease Agreement between the TM Properties, LLC, successor to the Lincoln National Life Insurance Company and Lackland Acquisition II, LLC, dated March 15, 2010.

10.41		Second Amendment to Lease Agreement between Hill Management Services, Inc. and Practice Management Partners, Inc., dated November 1, 2009.

10.42		Modification of Lease #1 between Olen Commercial Realty Corp. and NXG Acute Care LLC, dated October 13, 2009.

10.43		Lease between Olen Commercial Realty Corp. and NXG Acurate Care LLC, dated October 1, 2009.

10.44		Sublease Agreement between Centex Homes and Opus Healthcare Solutions, Inc., dated February __, 2009.

21	**	List of subsidiaries.

23.1	**	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

23.2	**	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP.

Exhibit
Number	Description

31.1 **	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation

101.LAB***	XBRL Taxonomy Extension Label

101.PRE***	XBRL Taxonomy Extension Presentation

*	This exhibit is a management contract or a compensatory plan or arrangement.

**	Filed herewith.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

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

Date: May 27, 2011
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

Signature	Title	Date

/s/ Sheldon Razin Sheldon Razin	Chairman of the Board and Director	May 27, 2011

/s/ Steven T. Plochocki Steven T. Plochocki	Chief Executive Officer (Principal Executive Officer) and Director	May 27, 2011

/s/ Paul A. Holt Paul A. Holt	Chief Financial Officer (Principal Accounting Officer) and Executive Vice President	May 27, 2011

/s/ Patrick B. Cline Patrick B. Cline	President and Chief Strategy Officer and Director	May 27, 2011

/s/ Craig Barbarosh Craig Barbarosh	Director	May 27, 2011

/s/ Murray Brennan Murray Brennan	Director	May 27, 2011

/s/ George Bristol George Bristol	Director	May 27, 2011

Ahmed Hussein	Director

/s/ Russell Pflueger Russell Pflueger	Director	May 27, 2011

/s/ Maureen Spivack Maureen Spivack	Director	May 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Quality Systems, Inc.,
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Quality Systems, Inc. and its subsidiaries at March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statement, the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
We also have audited the adjustments to the financial statements for the year ended March 31, 2009 to retrospectively apply the change in reportable segments as described in Note 14. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to financial statements for the year ended March 31, 2009 of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the financial statements for the year ended March 31, 2009 taken as a whole.
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
May 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Quality Systems, Inc.
We have audited, before the effects of the adjustments to retrospectively apply the change in operating segment information described in Note 14, the consolidated statements of income, shareholders’ equity, and cash flows for the year ended March 31, 2009 (the 2009 consolidated financial statements before the effects of the adjustments discussed in Note 14 are not presented herein). Our audit of these financial statements included the financial statement Schedule II listed in the index appearing under Item 15 (a)(2). These 2009 consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the 2009 consolidated financial statements referred to above, which are before the effects of the adjustments to retrospectively apply the change in operating segment information described in Note 14, present fairly, in all material respects, the results of Quality Systems, Inc.’s operations and its cash flows for the year ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in operating segment information described in Note 14 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
/s/ Grant Thornton LLP
Irvine, California
May 27, 2009

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$116,617	$84,611
Restricted cash	3,787	2,339
Marketable securities	1,120	7,158
Accounts receivable, net	139,772	107,458
Inventories	1,933	1,340
Income taxes receivable	—	2,953
Deferred income taxes, net	10,397	5,678
Other current assets	8,768	8,684

Total current assets	282,394	220,221

Equipment and improvements, net	12,599	8,432
Capitalized software costs, net	15,150	11,546
Intangibles, net	16,890	20,145
Goodwill	46,721	46,189
Other assets	4,932	3,647

Total assets	$378,686	$310,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,686	$3,342
Deferred revenue	76,695	64,109
Accrued compensation and related benefits	10,247	8,951
Income taxes payable	3,530	—
Dividends payable	10,162	8,664
Other current liabilities	29,316	16,220

Total current liabilities	136,636	101,286

Deferred revenue, net of current	1,099	474
Deferred income taxes, net	11,384	10,859
Deferred compensation	2,488	1,883
Other noncurrent liabilities	2,409	7,389

Total liabilities	154,016	121,891

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock
$0.01 par value; authorized 50,000 shares; issued and outstanding 29,034 and 28,879 shares at March 31, 2011 and March 31, 2010, respectively	290	289
Additional paid-in capital	133,259	122,271
Retained earnings	91,121	65,729

Total shareholders’ equity	224,670	188,289

Total liabilities and shareholders’ equity	$378,686	$310,180

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2011	2010	2009
Revenues:
Software, hardware and supplies	$106,514	$89,761	$85,386
Implementation and training services	18,015	14,376	13,375

System sales	124,529	104,137	98,761

Maintenance	110,019	89,192	72,862
Electronic data interchange services	41,022	35,035	29,522
Revenue cycle management and related services	45,065	36,665	21,431
Other services	32,728	26,782	22,939

Maintenance, EDI, RCM and other services	228,834	187,674	146,754

Total revenues	353,363	291,811	245,515

Cost of revenue:
Software, hardware and supplies	19,779	12,115	13,184
Implementation and training services	15,010	11,983	10,286

Total cost of system sales	34,789	24,098	23,470

Maintenance	12,948	13,339	11,859
Electronic data interchange services	27,711	25,262	21,374
Revenue cycle management and related services	33,815	27,715	14,674
Other services	18,219	20,393	17,513

Total cost of maintenance, EDI, RCM and other services	92,693	86,709	65,420

Total cost of revenue	127,482	110,807	88,890

Gross profit	225,881	181,004	156,625

Operating expenses:
Selling, general and administrative	108,310	86,951	69,410
Research and development costs	21,797	16,546	13,777
Amortization of acquired intangible assets	1,682	1,783	1,035

Total operating expenses	131,789	105,280	84,222

Income from operations	94,092	75,724	72,403

Interest income	263	226	1,203
Other income (expense), net	61	268	(279)

Income before provision for income taxes	94,416	76,218	73,327
Provision for income taxes	32,810	27,839	27,208

Net income	$61,606	$48,379	$46,119

Net income per share:
Basic	$2.13	$1.69	$1.65
Diluted	$2.12	$1.68	$1.62

Weighted-average shares outstanding:
Basic	28,947	28,635	28,031
Diluted	29,118	28,796	28,396

Dividends declared per common share	$1.25	$1.20	$1.15
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2008	27,448	$274	$75,556	$38,071	$(196)	$113,705
Exercise of stock options	697	7	12,512	—	—	12,519
Tax benefit resulting from exercise of stock options	—	—	3,382	—	—	3,382
Stock-based compensation	—	—	1,977	—	—	1,977
Common stock issued for acquisitions	302	3	10,097	—	—	10,100
Dividends declared	—	—	—	(32,431)	—	(32,431)
Net income	—	—	—	46,119	—	46,119
Reclassification of unrealized loss on marketable securities, net of tax	—	—	—	—	196	196

Balance, March 31, 2009	28,447	284	103,524	51,759	—	155,567
Exercise of stock options	238	3	5,852	—	—	5,855
Tax benefit resulting from exercise of stock options	—	—	1,576	—	—	1,576
Stock-based compensation	—	—	2,073	—	—	2,073
Stock-based compensation related to acquisitions	—	—	433	—	—	433
Common stock issued for acquisitions	194	2	8,813	—	—	8,815
Dividends declared	—	—	—	(34,409)	—	(34,409)
Net income	—	—	—	48,379	—	48,379

Balance, March 31, 2010	28,879	289	122,271	65,729	—	188,289
Exercise of stock options	155	1	5,716	—	—	5,717
Tax benefit resulting from exercise of stock options	—	—	1,524	—	—	1,524
Stock-based compensation	—	—	3,748	—	—	3,748
Dividends declared	—	—	—	(36,214)	—	(36,214)
Net income	—	—	—	61,606	—	61,606

Balance, March 31, 2011	29,034	$290	$133,259	$91,121	$—	$224,670

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$61,606	$48,379	$46,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,304	3,663	2,911
Amortization of capitalized software costs	7,091	5,927	5,163
Amortization of other intangibles	3,255	1,783	1,034
Provision for bad debts	3,780	3,465	2,089
Provision (recovery) for inventory obsolescence	27	27	(13)
Share-based compensation	3,748	2,073	1,977
Deferred income tax (benefit) expense	(4,194)	(786)	4,462
Tax benefit associated with stock options	1,524	1,576	3,382
Excess tax benefit from share-based compensation	(1,524)	(1,576)	(3,381)
Loss (gain) on disposal of equipment and improvements	(33)	—	96
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(36,094)	(18,944)	(11,369)
Inventories	(620)	(238)	(88)
Income taxes receivable	2,953	3,875	(5,433)
Other current assets	(2,074)	(2,310)	(1,202)
Other assets	(1,817)	(894)	(448)
Accounts payable	3,344	(1,810)	(299)
Deferred revenue	13,211	12,528	3,130
Accrued compensation and related benefits	1,296	(1,006)	136
Income taxes payable	3,530	(1,404)	(1,541)
Other current liabilities	13,096	846	2,055
Deferred compensation	605	46	(68)
Other noncurrent liabilities	(6,950)	—	—

Net cash provided by operating activities	70,064	55,220	48,712

Cash flows from investing activities:
Additions to capitalized software costs	(10,695)	(7,921)	(5,863)
Additions to equipment and improvements	(6,804)	(4,935)	(3,218)
Proceeds from disposal of equipment and improvements	336	—	—
Proceeds from sale of marketable securities	7,700	425	14,825
Purchases of marketable securities	(1,120)	—	—
Cash acquired from purchase of Opus	—	2,036	—
Purchase of Opus	—	(250)	—
Purchase of NextGen IS	—	(300)	—
Purchase of PMP, including direct transaction costs	—	—	(16,950)
Purchase of HSI, including direct transaction costs	—	—	(8,241)
Payment of contingent consideration related to purchase of PMP	—	(3,000)	—

Net cash used in investing activities	(10,583)	(13,945)	(19,447)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	1,524	1,576	3,381
Proceeds from exercise of stock options	5,717	5,855	12,519
Dividends paid	(34,716)	(34,275)	(30,763)
Loan repayment		—	(3,268)

Net cash used in financing activities	(27,475)	(26,844)	(18,131)

Net increase in cash and cash equivalents	32,006	14,431	11,134

Cash and cash equivalents at beginning of period	84,611	70,180	59,046

Cash and cash equivalents at end of period	$116,617	$84,611	$70,180

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	Fiscal Year Ended March 31,
	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$29,044	$24,506	$26,455

Non-cash investing activities:
Tenant improvement allowance received from landlord	$1,970	$—	$—

Unrealized gain on marketable securities, net of tax	$—	$—	$196

Issuance of stock options with fair value of $433 in connection with the acquisition of PMP	$—	$433	$—

Effective February 10, 2010, the Company acquired Opus in a transaction summarized as follows:
Fair value of net assets acquired	$—	$32,209	$—
Cash paid	—	(250)	—
Common stock issued for Opus stock	—	(8,815)	—
Fair value of contingent consideration	—	(11,516)	—

Liabilities assumed	$—	$11,628	$—

Effective August 12, 2009, the Company acquired NextGen IS in a transaction summarized as follows:
Fair value of net assets acquired	$—	$1,453	$—
Cash paid	—	(300)	—
Fair value of contingent consideration	—	(1,074)	—

Liabilities assumed	$—	$79	$—

Effective October 28, 2008, the Company acquired PMP in a transaction summarized as follows:
Fair value of net assets acquired	$—	$—	$23,875
Cash paid	—	—	(16,950)
Common stock issued for PMP stock	—	—	(2,750)

Liabilities assumed	$—	$—	$4,175

Effective May 20, 2008, the Company acquired HSI in a transaction summarized as follows:
Fair value of net assets acquired	$—	$—	$20,609
Cash paid	—	—	(8,241)
Common stock issued for HSI stock	—	—	(7,350)

Liabilities assumed	$—	$—	$5,018

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010
(In thousands, except shares and per share data)
1. Organization of Business
Description of Business
Quality Systems, Inc. and its wholly-owned subsidiaries operates as four business divisions and is comprised of: (i) the QSI Dental Division; (ii) the NextGen Division, which consists of NextGen Healthcare Information Systems, Inc.(“NextGen”); (iii) the Inpatient Solutions Division, which consists of NextGen Inpatient Solutions, LLC (“NextGen IS” f/k/a Sphere) and Opus Healthcare Solutions, LLC (“Opus”); (iv) the Practice Solutions Division, which consists of Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”) and Practice Management Partners, Inc. (“PMP”) and (v) Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”). The Company develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools. The Company also provides revenue cycle management (“RCM”) services through the Practice Solutions Division.
The Company, a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980’s, the Company capitalized on the increasing focus on medical cost containment and further expanded its information processing systems to serve the medical market. In the mid-1990’s, the Company made two acquisitions that accelerated its penetration of the medical market. These two acquisitions formed the basis for the NextGen Division. Today, we serve the physician, inpatient and dental markets through our QSI Dental Division, NextGen Division, Inpatient Solutions Division and Practice Solutions Division.
The QSI Dental Division, co-located with the Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental practices.
The NextGen Division, with headquarters in Horsham, Pennsylvania, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations.
The Inpatient Solutions Division, with its primary location in Austin, Texas, provides integrated clinical, financial and connectivity solutions for rural and community hospitals.
The Practice Solutions Division, with locations in St. Louis, Missouri and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services, primarily billing and collection services for medical practices. This Division combines a web-delivered SaaS model and the NextGenpm software platform to execute its service offerings.
Located in Bangalore, India, QSIH was formed in January 2011 to function as the Company’s India-based captive to offshore technology application development and business processing services.
The Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing and branding. The Divisions share the resources of the Company’s “corporate office,” which includes a variety of accounting and other administrative functions. Additionally, there are a small but growing number of clients who are simultaneously utilizing software or services from more than one of the Divisions.
Acquisitions
On May 20, 2008, the Company acquired St. Louis-based HSI, a full-service healthcare RCM company. HSI operates under the umbrella of the Company’s Practice Solutions Division. Founded in 1996, HSI provides RCM services to providers including health systems, hospitals and physicians in private practice with an in-house team of more than 200 employees, including specialists in medical billing, coding and compliance, payor credentialing and information technology. The Company intends to cross sell both software and RCM services to the acquired client base of HSI and the NextGen Division.
On October 28, 2008, the Company acquired Maryland-based PMP, a full-service healthcare RCM company. This acquisition is also part of the Company’s growth strategy for the Practice Solutions Division. Similar to HSI, PMP operates under the umbrella of the Company’s Practice Solutions Division. Founded in 2001, PMP provides physician billing and technology management services to healthcare providers, primarily in the Mid-Atlantic region. The Company intends to cross sell both software and RCM services to the acquired client base of PMP and the NextGen Division.
On August 12, 2009, the Company acquired NextGen IS, a provider of financial information systems to the small hospital inpatient market. This acquisition is also part of the Company’s strategy to expand into the small hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and inpatient markets.

On February 10, 2010, the Company acquired Opus, a provider of clinical information systems to the small hospital inpatient market. Founded in 1987 and headquartered in Austin, Texas, Opus delivers web-based clinical solutions to hospital systems and integrated health networks nationwide. This acquisition complements and will be integrated with the assets of NextGen IS. Both companies are established developers of software and services for the inpatient market and will operate under the Company’s Inpatient Solutions Division.
2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems, Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives, Practice Management Partners, Inc., NextGen Inpatient Solutions, LLC and Opus Healthcare Solutions, LLC and Quality Systems India Healthcare Private Limited. All intercompany accounts and transactions have been eliminated.
Business Segments. The Company has prepared operating segment information in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, or ASC 280, which requires that companies disclose “operating segments” based on the manner in which management disaggregates the Company’s operations for making internal operating decisions. See Note 14.
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
Revenue Recognition. The Company recognizes revenue for system sales pursuant to FASB ASC Topic 985-605, Software, Revenue Recognition, or ASC 985-605. The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers, or VARs. The Company also generates revenue from sales of hardware and third-party software, implementation, training, electronic data interchange (“EDI”), post-contract support (maintenance) and other services, including revenue cycle management (“RCM”), performed for clients who license its products.
A typical system contract contains multiple elements of the above items. FASB ASC Topic 985-605-25, Software, Revenue Recognition, Multiple Elements, or ASC 985-605-25, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. The Company has established VSOE for the related undelivered elements based on the bell-shaped curve method. Maintenance VSOE for the Company’s largest clients is based on stated renewal rates only if the rate is determined to be substantive and falls within the Company’s customary pricing practices.
When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements’ fair value relative to the total contract fair value.
When evidence of fair value exists for the undelivered elements only, the residual method, provided for under ASC 985-605, is used. Under the residual method, the Company defers revenue related to the undelivered elements in a system sale based on VSOE of fair value of each of the undelivered elements and allocates the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.
The Company bills for the entire system sales contract amount upon contract execution except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third-party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collections risk is high, the cash basis method is used to recognize revenue. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company’s arrangements must include the following characteristics:
▪	The fee must be negotiated at the outset of an arrangement and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users.

▪	Payment terms must not be considered extended. If a significant portion of the fee is due more than 12 months after delivery or after the expiration of the license, the fee is presumed not fixed or determinable.
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
Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with FASB ASC Topic 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts, or ASC 605-35. Pursuant to ASC 605-35, the Company uses the percentage of completion method provided all of the following conditions exist:
▪	the contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement;
▪	the customer can be expected to satisfy its obligations under the contract;
▪	the Company can be expected to perform its contractual obligations; and
▪	reliable estimates of progress towards completion can be made.
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
Revenue is divided into two categories, “system sales” and “maintenance, EDI, RCM and other services.” Revenue in the system sales category includes software license fees, third-party hardware and software and implementation and training services related to purchase of the Company’s software systems. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM services, follow on training and implementation services, annual third-party license fees, hosting services and other services revenue.

Cash and Cash Equivalents. Cash and cash equivalents generally consist of cash, money market funds and short-term U.S. Treasury securities with maturities of 90 days or less at the time of purchase. The Company had cash deposits at U.S. banks and financial institutions at March 31, 2011 of which $113,733 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. The Company is exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, the Company does not anticipate nonperformance by these institutions.
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
Marketable Securities. Marketable securities are classified as available-for-sale and are recorded at fair value, based on quoted market rates when observable or valuation analysis when appropriate. Unrealized gains and losses, net of taxes, are reported as a component of shareholders’ equity. Realized gains and losses on investments are included as interest income.
As of March 31, 2011, the Company’s marketable securities consisted of fixed-income municipal securities. Previously, the Company also held investments in tax exempt municipal auction-rate securities (“ARS”), which were classified as either current or non-current marketable securities depending on the liquidity and timing of expected realization of such securities. The ARS were rated by one or more national rating agencies and had contractual terms of up to 30 years, but generally had interest rate reset dates that occurred every 7, 28 or 35 days. Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. If there were insufficient buyers, the auction is said to “fail” and the holders were unable to liquidate the investments through auction. A failed auction did not result in a default of the debt instrument. Under their respective terms, the securities continued to accrue interest and be auctioned until the auction succeeded, the issuer called the securities or the securities matured. In February 2008, the Company began to experience failed auctions on its ARS.
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
Allowance for Doubtful Accounts. The Company provides credit terms typically ranging from thirty days to less than twelve months for most system and maintenance contract sales and generally does not require collateral. The Company performs credit evaluations of its clients and maintains reserves for estimated credit losses. Reserves for potential credit losses are determined by establishing both specific and general reserves. Specific reserves are based on management’s estimate of the probability of collection for certain troubled accounts. General reserves are established based on the Company’s historical experience of bad debt expense and the aging of the Company’s accounts receivable balances, net of deferred revenue and specifically reserved accounts. Accounts are written off as uncollectible only after the Company has expended extensive collection efforts.
Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the period. Undelivered maintenance and services are included as a component of deferred revenue (see also Note 9).
Inventories. Inventories consist of hardware for specific client orders and spare parts and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value.
Equipment and Improvements. Equipment and improvements are stated at cost less accumulated depreciation and amortization. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives generally have the following ranges:

•	Computers equipment	3-5 years
•	Furniture and fixtures	5-7 years
•	Leasehold improvements	lesser of lease term or estimated useful life of asset
Costs incurred to develop internal-use software during the application development stage are capitalized, stated at cost, and amortized using the straight-line method over the estimated useful lives of the assets, which is seven years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred.
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
Goodwill. Goodwill is related to NextGen and the HSI, PMP, NextGen IS and Opus acquisitions, which closed on May 20, 2008, October 28, 2008, August 12, 2009 and February 10, 2010, respectively (see Notes 5 and 6). In accordance with FASB ASC Topic 350-20, Intangibles — Goodwill and Other, Goodwill, or ASC 350-20, the Company tests goodwill for impairment annually at the end of its first fiscal quarter, referred to as the annual test date and has determined that there was no impairment to its goodwill as of June 30, 2010. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below and operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.
The Company has determined that NextGen, HSI and PMP each qualify as a separate reporting unit while NextGen IS and Opus are aggregated as one reporting unit at which goodwill impairment testing is performed.
An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. As of March 31, 2011, the Company has not identified any events or circumstances that would require an interim goodwill impairment test. See Note 6.
Intangible Assets. Intangible assets consist of capitalized software costs, customer relationships, trade names and certain software technology. Intangible assets related to customer relationships, trade names, and software technology arose in connection with the acquisition of HSI, PMP, NextGen IS and Opus. These intangible assets were recorded at fair value and are stated net of accumulated amortization. Intangible assets are amortized over their remaining estimated useful lives, ranging from 3 to 9 years. The Company’s amortization policy for intangible assets is based on the principles in FASB ASC Topic 350-30, Intangibles — Goodwill and Other, General Intangibles Other than Goodwill, or ASC 350-30, which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.
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
Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment to its long-lived assets as of March 31, 2011. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets.
Income Taxes. The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes, or ASC 740. Income taxes are provided based on current taxable income and the future tax consequences of temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income and adjusts the related valuation allowance as necessary. Management makes a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. These assumptions and estimates consider the taxing jurisdiction in which the Company operates as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions and future projected profitability of the Company’s businesses based on management’s interpretation of existing facts and circumstances.
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
As of March 31, 2011 and 2010, the self-insurance accrual was approximately $475 and $516, respectively, and is included in other current liabilities on the accompanying consolidated balance sheets. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for the self-insurance liabilities would be directly affected.
Advertising Costs. Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $7,122, $6,198 and $3,459 for the years ended March 31, 2011, 2010 and 2009, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of income.
Marketing Assistance Agreements. The Company has entered into marketing assistance agreements with certain existing users of the Company’s products, which provide the opportunity for those users to earn commissions if they host specific site visits upon the Company’s request for prospective clients that directly result in a purchase of the Company’s software by the visiting prospects. Amounts earned by existing users under this program are treated as a selling expense in the period when earned.
Other Comprehensive Loss. Comprehensive income and loss includes all changes in shareholders’ equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive loss, net of income tax, consist of unrealized losses on marketable securities of $196 as of March 31, 2008. There were no other comprehensive income items for the years ended March 31, 2011 or 2010.
Foreign Currency Translation. The U.S. dollar is considered to be the functional currency for QSIH because it acts primarily as an extension of the Company’s operations. The determination of functional currency is primarily based on QSIH’s relative financial and operational dependence. Assets and liabilities are re-measured at current exchange rates, except for property and equipment, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for costs related to the above mentioned balance sheet items, which are translated at historical rates. Foreign currency gains and losses are included in other income (expense) in the consolidated statements of income. The net foreign currency gain (loss) for the year ended March 31, 2011 was not significant because QSIH was formed in January 2011. There was no net foreign currency translation for the years ended March 31, 2010 and 2009 and 2008, respectively.
Earnings per Share. Pursuant to FASB ASC Topic 260, Earnings Per Share, or ASC 260, the Company provides dual presentation of “basic” and “diluted” earnings per share (“EPS”).
Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents and is based on the assumption that the Company’s outstanding options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The following table reconciles the weighted-average shares outstanding for basic and diluted net income per share for the periods indicated:

	Fiscal Year Ended March 31,
	2011	2010	2009
Net income	$61,606	$48,379	$46,119

Basic net income per share:
Weighted-average shares outstanding — Basic	28,947	28,635	28,031

Basic net income per common share	$2.13	$1.69	$1.65

Net income	$61,606	$48,379	$46,119

Diluted net income per share:
Weighted-average shares outstanding — Basic	28,947	28,635	28,031
Effect of potentially dilutive securities	171	161	365

Weighted-average shares outstanding — Diluted	29,118	28,796	28,396

Diluted net income per common share	$2.12	$1.68	$1.62

The computation of diluted net income per share does not include 257, 75 and 440 options for the years ended March 31, 2011, 2010 and 2009, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

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
Share-based compensation is adjusted on a quarterly basis for changes to estimated forfeitures based on a review of historical forfeiture activity. To the extent that actual forfeitures differ, or are expected to differ, from the estimate, share-based compensation expense is adjusted accordingly. The effect of the forfeiture adjustments for years ended March 31, 2011, 2010 and 2009 was not significant.
The following table shows total share-based compensation expense included in the consolidated statements of income for years ended March 31, 2011, 2010 and 2009:

	Fiscal Year Ended March 31,
	2011	2010	2009
Costs and expenses:
Cost of revenue	$272	$85	$195
Research and development costs	152	108	242
Selling, general and administrative	3,324	1,880	1,540

Total share-based compensation	3,748	2,073	1,977

Amounts capitalized in software development costs	(2)	(27)	(21)

Amounts charged against earnings, before income tax benefit	$3,746	$2,046	$1,956

Related income tax benefit	(1,343)	(608)	(549)

Decrease in net income	$2,403	$1,438	$1,407

Sales Taxes. In accordance with the guidance of FASB ASC Topic 605-45, Revenue Recognition, Principal Agent Considerations, or ASC 605-45, the Company accounts for sales taxes imposed on its goods and services on a net basis in the consolidated statements of income.
Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to uncollectible receivables, vendor specific objective evidence, self-insurance accruals and income taxes and related credits and deductions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
New Accounting Standards. In October 2009, FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance is effective for fiscal years beginning on or after June 15, 2010. There was no material impact from the adoption of this guidance on our consolidated financial position or results of operations.
In October 2009, FASB issued an amendment to its accounting guidance on certain revenue arrangements that include software elements. The new accounting guidance excludes from consideration of software revenue recognition principles all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. This guidance is effective for fiscal years beginning on or after June 15, 2010. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. There was no material impact from the adoption of this guidance on our consolidated financial position or results of operations.
In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. There was no impact from the adoption of this guidance to our consolidated financial position or results of operations as the amendment only addresses disclosures.

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not anticipate any impact from our adoption of this guidance since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.
In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not anticipate any impact from our adoption of this guidance since we do not have any reporting units with zero or negative carrying amounts at December 31, 2010.
In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted but was not elected. The Company does not expect the amendments to have a significant impact on its consolidated financial statements.
3. Cash and Cash Equivalents
At March 31, 2011 and 2010, the Company had cash and cash equivalents of $116,617 and $84,611, respectively. Cash and cash equivalents consist of cash, money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk. The average maturity of the investments owned by the money market fund is approximately two months.
4. Fair Value Measurements
The Company applies ASC 820 with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value and (b) all financial assets and liabilities. As defined by ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company estimates fair value utilizing market data or assumptions that market participants would use in pricing the asset or liability in a current transaction, including assumptions about risk and the risks inherent in the inputs to the valuation technique. The Company’s financial instruments, other than those presented in the disclosures below, include accounts receivables, accounts payable and accrued liabilities. The carrying value of these assets and liabilities approximates fair value because of the short-term nature of these instruments. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy (with Level 1 as the highest priority):

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

Recurring Fair Value Measurements
The fair value hierarchy requires the use of observable market data when available. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2011 and March 31, 2010:

		Quoted Prices
		in Active	Significant
		Markets for	Other
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$116,617	$116,617	$—	$—
Restricted cash	3,787	3,787	—	—
Marketable securities	1,120	1,120	—	—

	$121,524	$121,524	$—	$—

LIABILITIES
Contingent consideration related to acquisitions	$13,658	—	$12,743	$915

	$13,658	$—	$12,743	$915

		Quoted Prices
		in Active	Significant
		Markets for	Other
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$84,611	$84,611	$—	$—
Restricted cash	2,339	2,339	—	—
Marketable securities (1)	7,158	—	—	7,158
ARS put option rights (2)	548	—	—	548

	$94,656	$86,950	$—	$7,706

LIABILITIES
Contingent consideration related to acquisitions	$12,590	$—	$—	$12,590

	$12,590	$—	$—	$12,590

(1)	Marketable securities consist of ARS.

(2)	ARS put option rights are included in other current assets.
On June 30, 2010, the earliest date allowable under the Rights Agreement, the Company exercised its ARS put option rights and put its ARS back to UBS, resulting in a net loss of $6, which is included in other income on the accompanying consolidated statements of income. The ARS were sold and settled on July 1, 2010 at 100% of the $7,700 par value. The Company recorded interest of $83 from the ARS for year ended March 31, 2011. The Company has no outstanding ARS or ARS put option rights at March 31, 2011.
The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. The categorization of the framework used to measure fair value of the NextGen IS contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair value of the NextGen IS contingent consideration liability of $915 was estimated based on the probability of achieving certain business milestones.

The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as defined by ASC 820, as of and for the year ended March 31, 2011:

	Assets	Liabilities
Balance at March 31, 2009	$7,863	$—
Transfer into Level 3	—	12,590
Proceeds from sale at par	(425)	—
Recognized gain	268	—

Balance at March 31, 2010	$7,706	$12,590
Transfer out of Level 3	—	(12,743)
Earnout payments	—	(253)
Goodwill adjustment (1)	—	532
Fair value adjustments, net	—	789
Proceeds from sale at par	(7,700)	—
Recognized loss	(6)	—

Balance at March 31, 2011	$—	$915

(1)	Adjustment made to goodwill that should have been recorded as part of the final purchase price allocation as of March 31, 2010. Refer to Note 5 — Business Combinations for additional details.
Non-Recurring Fair Value Measurements
The Company has certain assets, including equipment and improvements, goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the year ended March 31, 2011, there were no adjustments to fair value of such assets.
Fair Value of Financial Instruments
The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. However, considerable judgment is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts. The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities. The carrying value of these assets and liabilities approximates fair value because of the short-term nature of these instruments.
Interest income related to cash and cash equivalents and marketable securities for years ended March 31, 2011, 2010 and 2009 is as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
Interest Income	$263	$226	$1,203

5. Business Combinations
On February 10, 2010, the Company acquired Opus, a provider of clinical information systems to the small hospital inpatient market. The Opus purchase price totaled $21,113, which includes a fair value adjustment of $532 to goodwill and the contingent consideration liability that was recorded during the year ended March 31, 2011. The fair value of the total Opus contingent consideration of $12,048 was estimated at the time of purchase based on the probability of Opus achieving certain earnout payments to be paid over a two year period to the selling security holders and former stock option holders (“option holders”) of Opus if certain operational and strategic objectives were met.
On March 30, 2011, the Company entered into an amendment to the merger agreement to early terminate the terms of the earnout under the original merger agreement for $12,250, payable in 143,000 shares of Company common stock to the selling security holders and $856 in cash to the option holders.

The fair value of the Opus earnout settlement was $12,743, which is the fair value of the Opus contingent consideration recorded in other current liabilities as of March 31, 2011. In reviewing the final settlement, the Company identified an error in the initial purchase price allocation related to the fair value of the price collar provisions in the merger agreement. As a result, the Company recorded an adjustment of $532 to goodwill and contingent consideration liability to correct the initial purchase price allocation as of February 10, 2010. The Company has concluded that this correction is not material to any periods affected.
On August 12, 2009, the Company acquired NextGen IS, a provider of financial information systems to the small hospital inpatient market. The NextGen IS purchase price totaled $1,374, including contingent consideration payable over a five year period, consisting of maintenance revenue and license fee payments, estimated at approximately $1,074 based on the probability of achieving certain business milestones, but which in no event shall exceed $2,500.
The Company accounted for the Opus and NextGen IS acquisitions as a purchase business combination as defined in FASB ASC Topic 805, Business Combinations, or ASC 805. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method as well as the relief from royalty method approach.
The total purchase price for Opus and NextGen IS is summarized as follows:

	Opus	NextGen IS
Cash paid	$250	$300
Common stock issued at fair value	8,815	—
Contingent consideration	12,048	1,074

Total purchase price	$21,113	$1,374

The following table summarizes the final allocation of the Opus and NextGen IS purchase price:

	Opus	NextGen IS
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$2,036	$—
Current assets (including accounts receivable of $1,753 and $158 for Opus and NextGen IS, respectively)	3,435	158
Equipment and improvements and other long-term assets	483	—
Accounts payable and accrued liabilities	(7,678)	—
Current liabilities, including long-term debt due within one year	—	(79)
Deferred revenues	(3,950)	—

Total tangible assets acquired and liabilities assumed	(5,674)	79

Fair value of identifiable intangible assets acquired:
Customer relationships	1,250	156
Software technology	12,000	119
Goodwill (including assembled workforce of $1,000 and and $84 for Opus and NextGen IS, respectively)	13,537	1,020

Total identifiable intangible assets acquired	26,787	1,295

Total purchase price	$21,113	$1,374

The pro forma effects of the Opus and NextGen IS acquisitions would not have been material to the Company’s results of operations for the year ended March 31, 2010 and is therefore not presented.

6. Goodwill
In accordance with ASC 350-20, the Company does not amortize goodwill as the goodwill has been determined to have an indefinite useful life.
Goodwill consists of the following:

	Balance at		Balance at
	March 31,		March 31,
	2010	Adjustment (1)	2011
NextGen Division
NextGen Healthcare Information Systems, Inc.	$1,840	$—	$1,840

Total NextGen Division goodwill	1,840	—	1,840

Inpatient Solutions Division
Opus Healthcare Solutions, Inc.	13,005	532	13,537
NextGen Inpatient Solutions, LLC	1,020	—	1,020

Total Inpatient Solutions Division goodwill	14,025	532	14,557

Practice Solutions Division
Practice Management Partners, Inc.	19,485	—	19,485
Healthcare Strategic Initiatives	10,839	—	10,839

Total Practice Solutions Division goodwill	30,324	—	30,324

Total goodwill	$46,189	$532	$46,721

(1)	Adjustment made to goodwill that should have been recorded as part of the final purchase price allocation as of March 31, 2010. Refer to Note 5 — Business Combinations for additional details.
7. Intangible Assets
In connection with the Opus acquisition, the Company recorded $13,250 of intangible assets related to customer relationships and software technology. The Company amortizes the Opus customer relationships intangible asset over 4 years and the software technology over 8 years.
In connection with the NextGen acquisition, the Company recorded $275 of intangible assets related to customer relationships and software technology. The Company amortizes the NextGen IS customer relationships intangible asset over 4 years and the software technology over 3 years.
In connection with the PMP acquisition, the Company recorded $3,817 of intangible assets related to customer relationships and trade name. The Company amortizes the PMP customer relationships intangible asset over 9 years and trade name over 4 years.
In connection with the HSI acquisition, the Company recorded $5,620 of intangible assets related to customer relationships and trade name. The Company amortizes the HSI customer relationships intangible asset over 6 years and trade name over 4 years.
The Company’s intangible assets, other than capitalized software development costs, with determinable lives are summarized as follows:

	March 31, 2011
	Customer		Software
	Relationships	Trade Name	Technology	Total
Gross carrying amount	$10,206	$637	$12,119	$22,962
Accumulated amortization	(3,879)	(429)	(1,764)	(6,072)

Net intangible assets	$6,327	$208	$10,355	$16,890

Aggregate amortization expense during the year	$1,522	$160	$1,573	$3,255

	March 31, 2010
	Customer		Software
	Relationships	Trade Name	Technology	Total
Gross carrying amount	$10,206	$637	$12,119	$22,962
Accumulated amortization	(2,357)	(269)	(191)	(2,817)

Net intangible assets	$7,849	$368	$11,928	$20,145

Aggregate amortization expense during the year	$1,434	$158	$191	$1,783

Activity related to the intangible assets is summarized as follows:

	Customer		Software
	Relationships	Trade Name	Technology	Total
Balance as of March 31, 2009	$7,877	$526	$—	$8,403
Acquisition	1,406	—	12,119	13,525
Amortization (1)	(1,434)	(158)	(191)	(1,783)

Balance as of March 31, 2010	7,849	368	11,928	20,145
Acquisition	—	—	—	—
Amortization (1)	(1,522)	(160)	(1,573)	(3,255)

Balance as of March 31, 2011	$6,327	$208	$10,355	$16,890

(1)	Amortization of the customer relationships and trade name intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software, hardware and supplies.
The following table represents the remaining estimated amortization of intangible assets with determinable lives as of March 31, 2011:

For the year ended March 31,
2012	$3,320
2013	3,184
2014	3,055
2015	2,013
2016 and beyond	5,318

Total	$16,890

8. Capitalized Software Costs
The Company’s capitalized software development costs are summarized as follows:

	March 31,	March 31,
	2011	2010
Gross carrying amount	$52,123	$41,429
Accumulated amortization	(36,973)	(29,883)

Net capitalized software costs	$15,150	$11,546

Aggregate amortization expense during the year	$7,091	$5,927

Activity related to net capitalized software costs is summarized as follows:

	Fiscal Year Ended March 31,
	2011	2010
Beginning of the year	$11,546	$9,552
Capitalized	10,695	7,921
Amortization	(7,091)	(5,927)

End of the year	$15,150	$11,546

The following table represents the remaining estimated amortization of capitalized software costs as of March 31, 2011:

For the year ended March 31,
2012	$6,975
2013	5,269
2014	2,705
2015	201

Total	$15,150

9. Composition of Certain Financial Statement Captions
Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	March 31,	March 31,
	2011	2010
Accounts receivable, excluding undelivered software, maintenance and services	$90,487	$72,500
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	56,002	39,447

Accounts receivable, gross	146,489	111,947

Allowance for doubtful accounts	(6,717)	(4,489)

Accounts receivable, net	$139,772	$107,458

Inventories are summarized as follows:

	March 31,	March 31,
	2011	2010
Computer systems and components, net of reserve for obsolescence of $264 and $237, respectively	$1,925	$1,322
Miscellaneous parts and supplies	8	18

Inventories	$1,933	$1,340

Equipment and improvements are summarized as follows:

	March 31,	March 31,
	2011	2010
Computer equipment	$23,567	$18,599
Furniture and fixtures	5,861	5,136
Leasehold improvements	4,434	1,969

	33,862	25,704
Accumulated depreciation and amortization	(21,263)	(17,272)

Equipment and improvements, net	$12,599	$8,432

Current and non-current deferred revenue are summarized as follows:

	March 31,	March 31,
	2011	2010
Maintenance	$11,108	$13,242
Implementation services	52,197	38,137
Annual license services	10,127	8,214
Undelivered software and other	3,263	4,516

Deferred revenue	$76,695	$64,109

Deferred revenue, net of current	$1,099	$474

Accrued compensation and related benefits are summarized as follows:

	March 31,	March 31,
	2011	2010
Payroll, bonus and commission	$5,014	$4,185
Vacation	5,233	4,766

Accrued compensation and related benefits	$10,247	$8,951

Other current liabilities are summarized as follows:

	March 31,	March 31,
	2011	2010
Contingent consideration related to acquisitions	$13,658	$5,275
Care services liabilities	3,787	2,336
Accrued EDI expense	2,801	2,000
Accrued royalties	1,752	926
Accrued travel	1,026	125
Customer deposits	962	1,036
Outside commission payable	599	468
Sales tax payable	589	506
Self insurance reserve	475	516
Deferred rent	437	641
Professional services	155	391
Other accrued expenses	3,075	2,000

Other current liabilities	$29,316	$16,220

10. Income Tax
During the years ended March 31, 2011, 2010, and 2009, the Company recognized federal research and development tax credits of $927, $605 and $859, respectively, and state research and development tax credits of approximately $119, $129 and $166, respectively. Due to the expiration of the Internal Revenue Service (“IRS”) statute related to research and development credits on December 31, 2009, the Company’s research and development credits claimed for the year ended March 31, 2010 represent credits for the nine-month period from April 1, 2009 through December 31, 2009. In December 2010, subsequent to the filing of the fiscal year 2010 federal income tax return, a retroactive extension was enacted to extend the research credit through December 31, 2011.
The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code (“IRC”) for $8,134, $4,133, and $2,747 during the years ended March 31, 2011, 2010, and 2009, respectively. The research and development credits and the qualified production activities income deduction calculated by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provisions.

The provision (benefit) for income taxes consists of the following components:

	Fiscal Year Ended March 31,
	2011	2010	2009
Current:
Federal taxes	$28,979	$23,750	$18,818
State taxes	6,501	5,043	4,992

Total current taxes	35,480	28,793	23,810

Deferred:
Federal taxes	$(2,168)	$(768)	$2,802
State taxes	(502)	(186)	596

Total deferred taxes	(2,670)	(954)	3,398

Provision for income taxes	$32,810	$27,839	$27,208

The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
Current:
Federal income tax statutory rate	35.0%	35.0%	35.0%

Increase (decrease) resulting from:
State income taxes, net of Federal benefit	4.1	4.3	5.2
Research and development tax credits	(1.0)	(0.9)	(1.3)
Qualified production activities income deduction	(3.0)	(2.0)	(1.4)
Other	(0.3)	0.1	(0.4)

Effective income tax rate	34.8%	36.5%	37.1%

The net deferred tax assets and liabilities in the accompanying consolidated balance sheets consist of the following:

	March 31,	March 31,
	2011	2010
Deferred tax assets:
Deferred revenue and allowance for doubtful accounts	$8,646	$5,577
Inventory valuation	122	115
Purchased in-process research and development	—	601
Accrued compensation and benefits	3,180	2,325
Deferred compensation	1,078	783
State income taxes	452	640
Compensatory stock option expense	1,759	252
Other	1,071	125

Total deferred tax assets	16,308	10,418

Deferred tax liabilities:
Accelerated depreciation	$(2,181)	$(1,529)
Capitalized software	(5,913)	(4,806)
Intangibles assets	(6,132)	(6,938)
Prepaid expense	(3,069)	(2,326)

Total deferred tax liabilities	(17,295)	(15,599)

Deferred tax assets (liabilities), net	$(987)	$(5,181)

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
Uncertain tax positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded in income taxes payable in the Company’s consolidated balance sheet, is as follows:

Balance as of March 31, 2009	$67
Additions for prior year tax positions	598
Reductions for prior year tax positions	(9)

Balance as of March 31, 2010	$656
Additions for prior year tax positions	34
Reductions for prior year tax positions	(18)

Balance as of March 31, 2011	$672

The total amount of unrecognized tax benefit that, if recognized, would decrease the income tax provision is $672.
The Company’s continuing practice is to recognize estimated interest and/or penalties related to income tax matters in general and administrative expenses. The Company had approximately $83 and $59 of accrued interest related to income tax matters at March 31, 2011 and 2010, respectively. No penalties were accrued.
The Company’s income tax returns filed for tax years 2007 through 2009 and 2006 through 2009 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently not under examination by the IRS and is under examination by one state income tax authority and pending examination by three additional state agencies. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.
11. Employee Benefit Plans
The Company has a 401(k) plan available to substantially all of its employees. Participating employees may defer up to the IRS limit based on the IRC per year. The annual contribution is determined by a formula set by the Company’s Board of Directors and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $479, $371 and $357 were made by the Company to the 401(k) plan for the years ended March 31, 2011, 2010 and 2009, respectively.
The Company has a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify for inclusion. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee’s deferrals together with earnings thereon are accrued as part of the long-term liabilities of the Company. Investment decisions are made by each participating employee from a family of mutual funds. Deferred compensation liability was $2,488 and $1,883 at March 31, 2011 and 2010, respectively. To offset this liability, the Company has purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The Company intends to hold the life insurance policy until the death of the plan participant. The net cash surrender value of the life insurance policies for deferred compensation was $2,953 and $2,670 at March 31, 2011 and 2010, respectively. The values of the life insurance policies and the related Company obligation are included on the accompanying consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. The Company made contributions of $33, $48 and $29 to the Deferral Plan for the years ended March 31, 2011, 2010 and 2009, respectively.
The Company has a voluntary employee stock contribution plan for the benefit of full-time employees. The plan is designed to allow qualified employees to acquire shares of the Company’s common stock through automatic payroll deduction. Each eligible employee may authorize the withholding of up to 10% of his or her gross payroll each pay period to be used to purchase shares on the open market by a broker designated by the Company. In addition, the Company will match 5% of each employee’s contribution and will pay all brokerage commissions and fees in connection with each purchase. The amount of the Company match is discretionary and subject to change. The plan is not intended to be an employee benefit plan under the Employee Retirement Income Security Act of 1974, and is therefore not required to comply with that Act. Contributions of approximately $39, $35 and $14 were made by the Company for the years ended March 31, 2011, 2010 and 2009, respectively.

12. Share-Based Awards
Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of March 31, 2011, there were 228,510 outstanding options related to this Plan.
In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of March 31, 2011, there were 470,268 outstanding options and 1,786,624 shares available for future grant related to this Plan.
A summary of stock option transactions during the years ended March 31, 2011, 2010 and 2009 is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2008	1,303,734	$22.81
Granted	298,331	$38.71
Exercised	(697,083)	$17.96		$17,182
Forfeited/Canceled	(84,900)	$25.93

Outstanding, March 31, 2009	820,082	$32.39
Granted	289,484	$58.44
Exercised	(237,603)	$24.64		$8,254

Outstanding, March 31, 2010	871,963	$43.15	4.5
Granted	55,000	$58.29	7.3
Exercised	(153,714)	$37.19	2.0	$7,093
Forfeited/Canceled	(74,471)	$55.01	5.8

Outstanding, March 31, 2011	698,778	$44.40	3.9	$27,213

Vested and expected to vest, March 31, 2011	679,965	$44.21	3.9	$26,608

Exercisable, March 31, 2011	297,260	$36.66	2.3	$13,875

The Company accounts for share-based compensation in accordance with ASC 718 and utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Year Ended	Year Ended	Year Ended
	March 31, 2011	March 31, 2010	March 31, 2009
Expected life	4.2 years	4.4 - 4.8 years	4.0 years
Expected volatility	42.6% - 44.7%	45.5% - 47.7%	42.0% - 46.7%
Expected dividends	1.9% - 2.2%	1.9% - 2.2%	2.9% - 3.5%
Risk-free rate	1.5% - 2.1%	0.8% - 2.4%	1.1% - 3.4%
The weighted average grant date fair value of stock options granted during the years ended March 31, 2011, 2010 and 2009 was $18.48, $19.30 and $11.22 per share, respectively.
The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 3.6%, 1.7% and 1.9% for employee options for the years ended March 31, 2011, 2010 and 2009 and 0.0% for director options for the years ended March 31, 2011, 2010 and 2009. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.
During the years ended March 31, 2011, 2010 and 2009, a total of 55,000, 289,484 and 298,331 options, respectively, were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during the years ended March 31, 2011, 2010 and 2009 is as follows:

	Number of		Vesting
Option Grant Date	Shares	Exercise Price	Terms (1)	Expires
November 29, 2010	10,000	$64.32	Five years	November 29, 2018
August 3, 2010	5,000	$55.24	Five years	August 3, 2018
June 4, 2010	25,000	$56.29	Five years	June 4, 2018
June 2, 2010	15,000	$58.62	Five years	June 2, 2018

Fiscal year 2011 option grants	55,000

February 16, 2010	118,059	$56.95	Five years	February 16, 2018
February 16, 2010	3,000	$56.95	Two years	February 16, 2013
December 7, 2009	63,425	$60.29	Five years	December 7, 2017
November 30, 2009	75,000	$59.49	Five years	November 30, 2017
September 17, 2009	30,000	$58.03	Five years	September 17, 2017

Fiscal year 2010 option grants	289,484

November 5, 2008	80,141	$42.20	Four years	November 5, 2013
September 9, 2008	35,000	$45.61	Four years	September 9, 2015
August 18, 2008	50,000	$40.08	Four years	August 18, 2013
August 11, 2008	25,000	$40.71	Four years	August 11, 2013
June 13, 2008	108,190	$32.79	Four years	June 13, 2013

Fiscal year 2009 option grants	298,331

(1)	Options vest in equal annual installments on each grant anniversary date beginning one year after the grant date.
Performance-Based Awards
On May 26, 2010, the Board of Directors approved its fiscal year 2011 equity incentive program for certain employees to be awarded options to purchase the Company’s common stock. The maximum number of options available under the equity incentive program plan is 280,000, of which 115,000 are reserved for the Company’s named executive officers and 165,000 for non-executive employees of the Company. Under the program, executives are eligible to receive options based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2011. Under the program, the non-executive employees are eligible to receive options based on satisfying certain management established criteria and recommendations of senior management. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years and vesting in five equal annual installments commencing one year following the date of grant.

Compensation expense associated with the performance based awards under the Company’s 2011 incentive plan are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and recorded stock compensation expense related to the performance based awards of approximately $788 during the year ended March 31, 2011 using the assumptions below. During the year ended March 31, 2009, there was no stock compensation expense related to performance based awards.

	Year Ended	Year Ended
	March 31, 2011	March 31, 2010
Expected life	4.3 years	4.4 years
Expected volatility	41.6%	45.5%
Expected dividends	1.5%	2.2%
Risk-free rate	2.2%	2.3%
Non-vested stock option award activity, including employee stock options and performance-based awards, during the years ended March 31, 2011, 2010 and 2009 is summarized as follows:

		Weighted-
		Average
	Non-Vested	Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2008	649,436	$9.57
Granted	298,331	$11.22
Vested	(397,522)	$8.14
Forfeited/Canceled	(84,900)	$10.17

Outstanding, March 31, 2009	465,345	$11.74
Granted	289,484	$19.30
Vested	(143,993)	$12.03

Outstanding, March 31, 2010	610,836	$15.26
Granted	55,000	$18.48
Vested	(189,847)	$12.86
Forfeited/Canceled	(74,471)	$18.82

Outstanding, March 31, 2011	401,518	$16.17

As of March 31, 2011, $4,740 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 5.0 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the years ended March 31, 2011, 2010 and 2009 was $2,442, $1,732 and $3,236, respectively.
Restricted Stock Units
On May 27, 2009, the Board of Directors approved its Outside Director Compensation Plan, whereby each non-employee Director is to be awarded shares of restricted stock units upon election or re-election to the Board. The restricted stock units are awarded under the 2005 Plan. Such restricted stock units vest in two equal, annual installments on the first and second anniversaries of the grant date and are nontransferable for one year following vesting. Upon each vesting of the award, one share of common stock shall be issued for each restricted stock unit. The weighted-average grant date fair value for the restricted stock units was estimated using the market price of its common stock on the date of grant. The fair value of these restricted stock units is amortized on a straight-line basis over the vesting period.

As of March 31, 2011, 17,146 restricted stock units were issued and approximately $427 and $136 of compensation expense was recorded under this Plan during the years ended March 31, 2011 and 2010, respectively. There were no restricted stock units issued during the year ended March 31, 2009. Restricted stock units award activity for the years ended March 31, 2011 and 2010 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2009	—
Granted	8,000	$53.86

Outstanding, March 31, 2010	8,000	$53.86
Granted	9,146	$54.62
Vested	(5,698)	$54.43

Outstanding, March 31, 2011	11,448	$54.18

As of March 31, 2011, $368 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted-average period of 1.1 years. This amount does not include the cost of new restricted stock units that may be granted in future periods.
13. Commitments, Guarantees and Contingencies
Rental Commitments
The Company leases facilities and offices under irrevocable operating lease agreements expiring at various dates through September 2016 with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2011, 2010 and 2009 was $3,964, $4,264 and $3,560, respectively. Rental commitments under these agreements are as follows:

Year ended March 31,
2012	$5,137
2013	5,475
2014	5,424
2015	5,008
2016 and beyond	5,697

$26,741

Commitments and Guarantees
Software license agreements in both the QSI Dental Divisions and NextGen Division include a performance guarantee that the Company’s software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, the Company has not incurred any significant costs associated with its performance guarantee or other related warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties. Certain arrangements also include performance guarantees related to response time, availability for operational use, and other performance-related guarantees. Certain arrangements also include penalties in the form of maintenance credits should the performance of the software fail to meet the performance guarantees. To date, the Company has not incurred any significant costs associated with these warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties.
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
Certain standard sales agreements contain a money back guarantee providing for a performance guarantee that is already part of the software license agreement as well as training and support. The money back guarantee also warrants that the software will remain robust and flexible to allow participation in the federal health incentive programs. The specific elements of the performance guarantee pertain to aspects of the software, which the Company has already tested and confirmed to consistently meet using the Company’s existing software without any modifications or enhancements. To date, the Company has not incurred any costs associated with this guarantee and does not expect to incur significant costs in the future. Therefore, no accrual has been made for potential costs associated with this guarantee.
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

The Company has entered into marketing assistance agreements with existing users of the Company’s products which provide the opportunity for those users to earn commissions if they host specific site visits upon the Company’s request for prospective clients that directly result in a purchase of the Company’s software by the visiting prospects. Amounts earned by existing users under this program are treated as a selling expense in the period when earned.
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
During fiscal year 2011, as a result of certain organizational changes, the composition of the Company’s NextGen Division was revised to exclude the Company’s inpatient solutions entities (Opus and NextGen IS), both of which are now aggregated in the Company’s Inpatient Solutions Division. Following the reorganization, the Company now operates four reportable segments (not including Corporate), comprised of the NextGen Division, the Inpatient Solutions Division, the QSI Dental Division and the Practice Solutions Division.
Prior period segment results were revised accordingly to reflect the organizational changes. The results of operations related to the fiscal year 2010 acquisitions of Opus and NextGen IS are now included in the Inpatient Solutions Division. The results of operations related to the fiscal year 2009 acquisitions of HSI and PMP are included in the Practice Solutions Division.
The QSI Dental Division, co-located with the Company’s corporate headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental practices.
The NextGen Division, with headquarters in Horsham, Pennsylvania, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations.
The Inpatient Solutions Division, with its primary location in Austin, Texas, provides integrated clinical, financial and connectivity solutions for rural and community hospitals.
The NextGen Division, with headquarters in Horsham, Pennsylvania, and significant locations in Atlanta, Georgia and Austin, Texas, focuses principally on developing and marketing products and services for medical practices.
The Practice Solutions Division, with locations in St. Louis, Missouri and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services, primarily billing and collection services for medical practices. This Division combines a Web-delivered SaaS model and the NextGenpm software platform to execute its service offerings.
The Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams, sales staffing and branding. The Divisions share the resources of the Company’s “corporate office,” which includes a variety of accounting and other administrative functions. Additionally, there are a small but growing number of clients who are simultaneously utilizing software or services from more than one of the Divisions.
The accounting policies of the Company’s operating segments are the same as those described in Note 2, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management.

Operating segment data is as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
Revenue:
QSI Dental Division	$19,966	$17,128	$15,851
NextGen Division	266,546	228,730	203,954
Inpatient Solutions Division	17,898	2,891	—
Practice Solutions Division	48,953	43,062	25,710

Consolidated revenue	$353,363	$291,811	$245,515

Operating income:
QSI Dental Division	$4,672	$3,460	$3,385
NextGen Division	104,391	87,432	81,323
Inpatient Solutions Division	5,362	676	—
Practice Solutions Division	4,235	2,314	2,455
Unallocated corporate expense	(24,568)	(18,158)	(14,760)

Consolidated operating income	$94,092	$75,724	$72,403

Management evaluates performance based upon stand-alone segment operating income. Because the Company does not evaluate performance based upon return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.
All of the recorded goodwill at March 31, 2011 relates to the Company’s NextGen Division, Inpatient Solutions Division and Practice Solutions Division. The goodwill relating to the fiscal year 2009 acquisitions of HSI and PMP is recorded in the Practice Solutions Division. The goodwill relating to the fiscal year 2010 acquisitions of Opus and NextGen IS is recorded in the Inpatient Solutions Division. See Note 6.
15. Subsequent Events
On April 1, 2011, the Company entered into an Asset Purchase Agreement (“Agreement”), with IntraNexus, Inc. The purchase price consisted of cash consideration of $3,250 plus additional contingent consideration to be made over a three year period as defined in the Agreement, not to exceed $1,650.
On May 25, 2011, the Board of Directors approved a quarterly cash dividend of $0.35 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of June 17, 2011 with an expected distribution date on or about July 5, 2011.

16. Selected Quarterly Operating Results
The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding March 31, 2011. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.

	Quarter Ended
(Unaudited)	06/30/09	09/30/09	12/31/09	03/31/10	06/30/10	09/30/10	12/31/10	03/31/11
Revenues:
Software, hardware and supplies	$17,776	$22,856	$24,346	$24,783	$24,756	$20,375	$29,675	$31,708
Implementation and training services	3,457	3,380	3,313	4,226	4,308	4,499	4,262	4,946

System sales	21,233	26,236	27,659	29,009	29,064	24,874	33,937	36,654

Maintenance	21,640	21,475	22,139	23,938	25,536	27,529	27,908	29,046
Electronic data interchange services	8,161	8,796	8,897	9,181	9,764	10,142	10,360	10,756
Revenue cycle management and related services	8,992	8,888	9,602	9,183	10,772	11,175	11,496	11,622
Other services	6,612	6,303	6,665	7,202	7,791	7,737	8,170	9,030

Maintenance, EDI, RCM and other services	45,405	45,462	47,303	49,504	53,863	56,583	57,934	60,454

Total revenues	66,638	71,698	74,962	78,513	82,927	81,457	91,871	97,108

Cost of revenue:
Software, hardware and supplies	2,704	3,737	2,810	2,864	6,212	4,696	5,667	3,204
Implementation and training services	2,881	3,296	2,898	2,908	2,990	3,475	3,677	4,868

Total cost of system sales	5,585	7,033	5,708	5,772	9,202	8,171	9,344	8,072

Maintenance	3,025	3,255	3,392	3,667	3,454	3,238	3,381	2,875
Electronic data interchange services	5,890	6,164	6,525	6,683	6,709	6,773	6,908	7,321
Revenue cycle management and related services	6,522	6,856	7,124	7,213	8,145	8,222	8,715	8,733
Other services	4,867	5,003	5,560	4,963	4,349	3,724	3,981	6,165

Total cost of maintenance, EDI, RCM and other services	20,304	21,278	22,601	22,526	22,657	21,957	22,985	25,094

Total cost of revenue	25,889	28,311	28,309	28,298	31,859	30,128	32,329	33,166

Gross profit	40,749	43,387	46,653	50,215	51,068	51,329	59,542	63,942

Operating expenses:
Selling, general and administrative	20,093	20,061	21,574	25,223	26,238	24,829	27,958	29,285
Research and development costs	3,977	4,346	3,954	4,269	5,456	5,232	5,358	5,751
Amortization of acquired intangible assets	357	367	377	682	347	445	445	445

Total operating expenses	24,427	24,774	25,905	30,174	32,041	30,506	33,761	35,481

Income from operations	16,322	18,613	20,748	20,041	19,027	20,823	25,781	28,461

Interest income	78	59	43	46	60	129	55	19
Other income (expense), net	58	—	136	74	(6)	65	—	2

Income before provision for income taxes	16,458	18,672	20,927	20,161	19,081	21,017	25,836	28,482
Provision for income taxes	6,112	6,852	7,775	7,100	6,989	7,587	8,305	9,929

Net income	$10,346	$11,820	$13,152	$13,061	$12,092	$13,430	$17,531	$18,553

Net income per share:
Basic*	$0.36	$0.41	$0.46	$0.45	$0.42	$0.46	$0.60	$0.64
Diluted*	$0.36	$0.41	$0.46	$0.45	$0.42	$0.46	$0.60	$0.64

Weighted-average shares outstanding:
Basic	28,492	28,597	28,667	28,784	28,896	28,935	28,978	29,005
Diluted	28,635	28,742	28,833	28,929	29,057	29,078	29,140	29,202

Dividends declared per common share	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.35

*	Quarterly EPS may not sum to annual EPS due to rounding

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts
	Balance at	Additions		Balance at
(in thousands)	Beginning of	Charged to Costs		End of
For the year ended	Year	and Expenses	Deductions	Year
March 31, 2011	$4,489	$3,780	$(1,552)	$6,717
March 31, 2010	$3,877	$3,465	$(2,853)	$4,489
March 31, 2009	$2,528	$2,089	$(740)	$3,877

	Allowance for Inventory Obsolescence
	Balance at	Additions		Balance at
(in thousands)	Beginning of	Charged to Costs		End of
For the year ended	Year	and Expenses	Deductions	Year
March 31, 2011	$237	$27	$—	$264
March 31, 2010	$210	$27	$—	$237
March 31, 2009	$223	$—	$(13)	$210

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Exhibit
Number	Description

21	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP.

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.