Form 10-Q
period 2011-06-30
QUALITY SYSTEMS, INC
filed 2011-08-05
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-12537
QUALITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2888568 (IRS Employer Identification No.)

18111 Von Karman Avenue, Suite 700, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s common stock as of July 29, 2011 was 29,296,390 shares.

QUALITY SYSTEMS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	June 30,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$124,054	$116,617
Restricted cash	4,487	3,787
Marketable securities	1,110	1,120
Accounts receivable, net	148,907	139,772
Inventories	2,145	1,933
Deferred income taxes, net	10,397	10,397
Other current assets	8,232	8,768

Total current assets	299,332	282,394

Equipment and improvements, net	13,778	12,599
Capitalized software costs, net	15,738	15,150
Intangibles, net	17,919	16,890
Goodwill	48,624	46,721
Other assets	4,892	4,932

Total assets	$400,283	$378,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,145	$6,686
Deferred revenue	80,027	76,695
Accrued compensation and related benefits	9,901	10,247
Income taxes payable	7,889	3,530
Dividends payable	10,229	10,162
Other current liabilities	17,368	29,316

Total current liabilities	131,559	136,636

Deferred revenue, net of current	1,106	1,099
Deferred income taxes, net	11,384	11,384
Deferred compensation	2,784	2,488
Other noncurrent liabilities	2,918	2,409

Total liabilities	149,751	154,016

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock
$0.01 par value; authorized 50,000 shares; issued and outstanding 29,264 and 29,034 shares at June 30, 2011 and March 31, 2011, respectively	292	290
Additional paid-in capital	150,363	133,259
Retained earnings	99,877	91,121

Total shareholders’ equity	250,532	224,670

Total liabilities and shareholders’ equity	$400,283	$378,686

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2011	2010
Revenues:
Software, hardware and supplies	$28,911	$24,756
Implementation and training services	5,472	4,308

System sales	34,383	29,064

Maintenance	31,502	25,536
Electronic data interchange services	12,092	9,764
Revenue cycle management and related services	11,881	10,772
Other services	10,584	7,791

Maintenance, EDI, RCM and other services	66,059	53,863

Total revenues	100,442	82,927

Cost of revenue:
Software, hardware and supplies	4,614	6,212
Implementation and training services	4,075	2,990

Total cost of system sales	8,689	9,202

Maintenance	3,854	3,454
Electronic data interchange services	7,962	6,709
Revenue cycle management and related services	8,826	8,145
Other services	5,597	4,349

Total cost of maintenance, EDI, RCM and other services	26,239	22,657

Total cost of revenue	34,928	31,859

Gross profit	65,514	51,068

Operating expenses:
Selling, general and administrative	29,386	26,238
Research and development costs	6,827	5,456
Amortization of acquired intangible assets	482	347

Total operating expenses	36,695	32,041

Income from operations	28,819	19,027

Interest income	82	60
Other expense, net	(38)	(6)

Income before provision for income taxes	28,863	19,081
Provision for income taxes	9,880	6,989

Net income	$18,983	$12,092

Net income per share:
Basic	$0.65	$0.42
Diluted	$0.65	$0.42

Weighted-average shares outstanding:
Basic	29,181	28,896
Diluted	29,400	29,057

Dividends declared per common share	$0.35	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$18,983	$12,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,244	962
Amortization of capitalized software costs	1,925	1,669
Amortization of other intangibles	901	765
Provision for bad debts	980	850
Share-based compensation	956	1,065
Deferred income tax benefit	—	(262)
Tax benefit associated with stock options	852	175
Excess tax benefit from share-based compensation	(852)	(175)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(9,651)	(4,924)
Inventories	(212)	(53)
Income taxes receivable	—	2,953
Other current assets	57	278
Other assets	40	(323)
Accounts payable	(571)	1,181
Deferred revenue	3,245	(214)
Accrued compensation and related benefits	(346)	(1,355)
Income taxes payable	4,359	3,843
Other current liabilities	(1,182)	721
Deferred compensation	296	71
Other noncurrent liabilities	509	47

Net cash provided by operating activities	21,533	19,366

Cash flows from investing activities:
Additions to capitalized software costs	(2,513)	(2,545)
Additions to equipment and improvements	(2,423)	(878)
Purchase of IntraNexus	(3,279)	—

Net cash used in investing activities	(8,215)	(3,423)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	852	175
Proceeds from exercise of stock options	3,427	1,144
Dividends paid	(10,160)	(8,665)

Net cash used in financing activities	(5,881)	(7,346)

Net increase in cash and cash equivalents	7,437	8,597

Cash and cash equivalents at beginning of period	116,617	84,611

Cash and cash equivalents at end of period	$124,054	$93,208

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$4,668	$276

Non-cash investing and financing activities:
Unrealized loss on marketable securities, net of tax	$(10)	$—

Common stock issued at fair value for Opus earnout settlement	$11,887	$—

Effective April 29, 2011, the Company acquired IntraNexus in a transaction summarized as follows:
Fair value of net assets acquired	$4,524
Cash paid	(3,279)
Purchase price holdback	(125)
Fair value of contingent consideration	(800)

Liabilities assumed	$320

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems (“NextGen”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”), Practice Management Partners, Inc. (“PMP”), NextGen Inpatient Solutions, LLC (“NextGen IS” f/k/a Sphere), Opus Healthcare Solutions, LLC (“Opus”), IntraNexus, Inc. (“IntraNexus”) and Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.
Business Segments. The Company has prepared operating segment information in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, or ASC 280, which requires that companies disclose “operating segments” based on the manner in which management disaggregates the Company’s operations for making internal operating decisions. See Note 13.
Basis of Presentation. The accompanying unaudited consolidated financial statements as of June 30, 2011 and for the three months ended June 30, 2011 and 2010 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Amounts related to disclosures of March 31, 2011 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
Certain prior period amounts have been reclassified to conform with fiscal year 2012 presentation.
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
Restricted Cash. Restricted cash consists of cash which is being held by HSI acting as agent for the disbursement of certain state social services programs. The Company records an offsetting “Care Services liability” (see also Note 7) when it initially receives such cash from the government social service programs and relieves both restricted cash and the Care Services liability when amounts are disbursed. HSI earns an administrative fee which is based on a percentage of funds disbursed on behalf of certain government social service programs.

Marketable Securities. Marketable securities are classified as available-for-sale and are recorded at fair value, based on quoted market rates when observable or valuation analysis when appropriate. Unrealized gains and losses, net of taxes, are reported as a component of shareholders’ equity. Realized gains and losses on investments are included as interest income.
The Company’s marketable securities consist of fixed-income municipal securities. Unrealized losses as of June 30, 2011 were $10, and unrealized losses as of March 31, 2011 were not significant.
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
Included in accounts receivable are amounts related to maintenance and services which were billed, but which had not yet been rendered as of the end of the period. Undelivered maintenance and services are included as a component of deferred revenue (see also Note 7).
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
Goodwill. Goodwill is related to NextGen and the HSI, PMP, NextGen IS, Opus and IntraNexus acquisitions (see Notes 3 and 4). In accordance with FASB ASC Topic 350-20, Intangibles – Goodwill and Other, Goodwill, or ASC 350-20, the Company tests goodwill for impairment annually at the end of its first fiscal quarter, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.
The Company has determined that NextGen qualifies as a separate reporting unit while HSI and PMP are aggregated as one reporting unit (the Practice Solutions Division) and NextGen IS, Opus and IntraNexus are aggregated as a separate reporting unit (the Inpatient Solutions Division) for which goodwill impairment testing is performed.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each of the Company’s reporting units is based on the projection of revenues, cost of services, other expenses and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The Company determines its fair value estimates using assumptions it believes to be reasonable at the time; however, such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors.

For the Practice Solutions Division and Inpatient Solutions Division, fair value was determined based upon a combination of various valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management’s five-year forecasts, a market approach, which is based upon pricing multiples at which similar companies have been sold and a cost approach where an analysis of assets and liabilities is performed to restate each to fair value, then determining enterprise value from the difference between current assets and current liabilities. Key assumptions used to determine the fair value of each reporting unit as of the Company’s annual assessment date are as follows: (a) expected cash flow for the period from 2012 to 2017 plus a terminal year; (b) a discount rate ranging from 15.0% to 19.0% for the Practice Solutions Division and Inpatient Solutions Division, which are based on marketplace participant expectations; and (c) a debt-free net cash flow long-term growth rate of between 3% and 5%, which is based on expected levels of growth for nominal GDP and inflation.
The estimated fair value of NextGen was determined using an estimate of future cash flows over both five and ten year periods and risk adjusted discount rates of between 10% and 25% to compute a net present value of discounted future cash flows.
An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Based on its analysis, the Company has determined that there was no impairment to its goodwill as of June 30, 2011. See Note 4.
Intangible Assets. Intangible assets consist of capitalized software costs, customer relationships, trade names and certain software technology. Intangible assets related to customer relationships, trade names, and software technology arose in connection with the acquisitions of HSI, PMP, NextGen IS, Opus and IntraNexus. These intangible assets were recorded at fair value and are stated net of accumulated amortization. Intangible assets are amortized over their remaining estimated useful lives, ranging from 3 to 9 years. The Company’s amortization policy for intangible assets is based on the principles in FASB ASC Topic 350-30, Intangibles – Goodwill and Other, General Intangibles Other than Goodwill, or ASC 350-30, which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.
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
Foreign Currency Translation. The U.S. dollar is considered to be the functional currency for QSIH because it acts primarily as an extension of the Company’s operations. The determination of functional currency is primarily based on QSIH’s relative financial and operational dependence. Assets and liabilities are re-measured at current exchange rates, except for property and equipment, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for costs related to the above mentioned balance sheet items, which are translated at historical rates. Any resulting foreign currency translation adjustments are reported as a component of shareholders’ equity. The cumulative foreign currency translation adjustment as June 30, 2011 and March 31, 2011 was not significant. Foreign currency gains and losses are included in other expense in the consolidated statements of income. The net foreign currency loss for the three months ended June 30, 2011 was not significant.
Share-Based Compensation. FASB ASC Topic 718 Compensation – Stock Compensation, or ASC 718, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using historical exercise experience. Volatility is estimated using the weighted-average historical volatility of the Company’s common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s consolidated statements of income.

Share-based compensation is adjusted on a quarterly basis for changes to estimated forfeitures based on a review of historical forfeiture activity. To the extent that actual forfeitures differ, or are expected to differ, from the estimate, share-based compensation expense is adjusted accordingly. The effect of the forfeiture adjustments for three months ended June 30, 2011 and 2010 was not significant.
The following table shows total share-based compensation expense included in the consolidated statements of income for three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
Costs and expenses:
Cost of revenue	$49	$68
Research and development costs	33	28
Selling, general and administrative	874	969

Total share-based compensation	956	1,065
Amounts capitalized in software development costs	—	(1)

Amounts charged against earnings, before income tax benefit	$956	$1,064
Related income tax benefit	(358)	(348)

Decrease in net income	$598	$716

Recent Accounting Standards. In April 2010, FASB issued an amendment to stock compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. There was no material impact from the adoption of this guidance on the Company’s consolidated financial position or results of operations since the Company’s stock-based payment awards have an exercise price denominated in the same currency of the market in which the Company’s shares are traded.
In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. There was no material impact from the adoption of this guidance on the Company’s consolidated financial position or results of operations since the Company does not have any reporting units with zero or negative carrying amounts.
In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial position or results of operations but may have an effect on the required disclosures for future business combinations.

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
Recurring Fair Value Measurements
The fair value hierarchy requires the use of observable market data when available. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2011 and March 31, 2011:

		Quoted Prices
		in Active	Significant
		Markets for	Other
	Balance at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$124,054	$124,054	$—	$—
Restricted cash	4,487	4,487	—	—
Marketable securities (2)	1,110	1,110	—	—

	$129,651	$129,651	$—	$—

LIABILITIES
Contingent consideration related to acquisitions	$1,616	$—	$—	$1,616

	$1,616	$—	$—	$1,616

(1)	Cash and cash equivalents consists of money market funds and certificates of deposit.

(2)	Marketable securities consists of municipal fixed-income municipal securities.

		Quoted Prices
		in Active	Significant
		Markets for	Other
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$116,617	$116,617	$—	$—
Restricted cash	3,787	3,787	—	—
Marketable securities (2)	1,120	1,120	—	—

	$121,524	$121,524	$—	$—

LIABILITIES
Contingent consideration related to acquisitions	$13,658	$—	$12,743	$915

	$13,658	$—	$12,743	$915

(1)	Cash and cash equivalents consists of money market funds and certificates of deposit.

(2)	Marketable securities consists of municipal fixed-income municipal securities.
The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability were $816 for NextGen IS and $800 for IntraNexus, which were estimated based on the probability of achieving certain business milestones and management’s forecast of expected revenues. See Note 3.
The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as defined by ASC 820, as of and for the three months ended June 30, 2011:

Liabilities
Balance at April 1, 2011	$915
Acquisition (Note 3)	800
Earnout payments	(99)

Balance at June 30, 2011	$1,616

Non-Recurring Fair Value Measurements
The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the three months ended June 30, 2011, there were no adjustments to fair value of such assets.
Fair Value of Financial Instruments
The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. However, considerable judgment is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts. The Company’s financial instruments, other than those presented in the disclosures above, include accounts receivables, accounts payable and accrued liabilities. The carrying value of these assets and liabilities approximates fair value because of the short-term nature of these instruments.

3. Business Combinations
On April 29, 2011, the Company acquired IntraNexus, a provider of Web-based integrated clinical and hospital information systems. The IntraNexus purchase price totaled $4,204, including contingent consideration payable over a three year period with a fair value of $800, which was estimated based on management’s forecast of expected revenues, but in no event shall exceed $1,650.
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
On March 30, 2011, the Company entered into an amendment to the merger agreement to modify and accelerate payment of the earnout consideration under the merger agreement, resulting in a total payment of $12,250, payable in 143,000 shares of Company common stock to the selling security holders and $856 in cash to the option holders. The Company has no further obligation to pay earnout consideration related to the Opus acquisition.
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
The Company accounted for the IntraNexus, Opus, and NextGen IS acquisitions as purchase business combinations as defined in FASB ASC Topic 805, Business Combinations, or ASC 805. Under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method as well as the relief from royalty method approach.
The total purchase price for IntraNexus is summarized as follows:

Cash paid	$3,279
Purchase price holdback	125
Contingent consideration	800

Total purchase price	$4,204

The following table summarizes the final allocation of the IntraNexus purchase price:

Fair value of the net tangible assets acquired and liabilities assumed:
Current assets (including accounts receivable of $464)	$691
Accounts payable and accrued liabilities	(226)
Deferred revenues	(94)

Total net tangible assets acquired and liabilities assumed	371

Fair value of identifiable intangible assets acquired:
Customer relationships	1,100
Software technology	830
Goodwill (including assembled workforce of $120)	1,903

Total identifiable intangible assets acquired	3,833

Total purchase price	$4,204

The pro forma effects of the IntraNexus, Opus and NextGen IS acquisitions would not have been material to the Company’s results of operations and is therefore not presented.

4. Goodwill
In accordance with ASC 350-20, the Company does not amortize goodwill as the goodwill has been determined to have an indefinite useful life.
Goodwill consists of the following:

	March 31,		June 30,
	2011	Acquisitions	2011
NextGen Division
NextGen Healthcare Information Systems, Inc.	$1,840	$—	$1,840

Total NextGen Division goodwill	1,840	—	1,840

Inpatient Solutions Division
Opus Healthcare Solutions, Inc.	13,537	—	13,537
NextGen Inpatient Solutions, LLC	1,020	—	1,020
IntraNexus, Inc.	—	1,903	1,903

Total Inpatient Solutions Division goodwill	14,557	1,903	16,460

Practice Solutions Division
Practice Management Partners, Inc.	19,485	—	19,485
Healthcare Strategic Initiatives	10,839	—	10,839

Total Practice Solutions Division goodwill	30,324	—	30,324

Total goodwill	$46,721	$1,903	$48,624

5. Intangible Assets
In connection with the IntraNexus acquisition, the Company recorded $1,930 of intangible assets related to customer relationships and software technology. The Company is amortizing the customer relationships over 5 years and the software technology over 4 years.
In connection with the Opus acquisition, the Company recorded $13,250 of intangible assets related to customer relationships and software technology. The Company is amortizing the Opus customer relationships intangible asset over 4 years and the software technology over 8 years.
In connection with the NextGen IS acquisition, the Company recorded $275 of intangible assets related to customer relationships and software technology. The Company is amortizing the NextGen IS customer relationships intangible asset over 4 years and the software technology over 3 years.
In connection with the PMP acquisition, the Company recorded $3,817 of intangible assets related to customer relationships and trade name. The Company is amortizing the PMP customer relationships intangible asset over 9 years and trade name over 4 years.
In connection with the HSI acquisition, the Company recorded $5,620 of intangible assets related to customer relationships and trade name. The Company is amortizing the HSI customer relationships intangible asset over 6 years and trade name over 4 years.
The Company’s intangible assets, other than capitalized software development costs, with determinable lives are summarized as follows:

	June 30, 2011
	Customer		Software
	Relationships	Trade Name	Technology	Total
Gross carrying amount	$11,306	$637	$12,949	$24,892
Accumulated amortization	(4,321)	(469)	(2,183)	(6,973)

Net intangible assets	$6,985	$168	$10,766	$17,919

	March 31, 2011
	Customer		Software
	Relationships	Trade Name	Technology	Total
Gross carrying amount	$10,206	$637	$12,119	$22,962
Accumulated amortization	(3,879)	(429)	(1,764)	(6,072)

Net intangible assets	$6,327	$208	$10,355	$16,890

Activity related to the intangible assets for the three months ended June 30, 2011 and 2010 is summarized as follows:

	Customer		Software
	Relationships	Trade Name	Technology	Total
Balance as of April 1, 2011	$6,327	$208	$10,355	$16,890
Acquisition	1,100	—	830	1,930
Amortization (1)	(442)	(40)	(419)	(901)

Balance as of June 30, 2011	$6,985	$168	$10,766	$17,919

	Customer		Software
	Relationships	Trade Name	Technology	Total
Balance as of April 1, 2010	$7,849	$368	$11,928	$20,145
Amortization (1)	(307)	(40)	(418)	(765)

Balance as of June 30, 2010	$7,542	$328	$11,510	$19,380

(1)	Amortization of the customer relationships and trade name intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software, hardware and supplies.
The following table represents the remaining estimated amortization of intangible assets with determinable lives as of June 30, 2011:

For the year ended March 31, 2012 (remaining nine months)	$2,810
2013	3,611
2014	3,482
2015	2,441
2016 and beyond	5,575

Total	$17,919

6. Capitalized Software Costs
The Company’s capitalized software development costs are summarized as follows:

	June 30,	March 31,
	2011	2011
Gross carrying amount	$54,636	$52,123
Accumulated amortization	(38,898)	(36,973)

Net capitalized software costs	$15,738	$15,150

Activity related to net capitalized software costs for the three months ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010
Balance as of April 1	$15,150	$11,546
Capitalized	2,513	2,545
Amortization	(1,925)	(1,669)

Balance as of June 30	$15,738	$12,422

The following table represents the remaining estimated amortization of capitalized software costs as of June 30, 2011:

For the year ended March 31, 2012 (remaining nine months)	$5,701
2013	6,107
2014	3,542
2015	388

Total	$15,738

7. Composition of Certain Financial Statement Captions
Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	June 30,	March 31,
	2011	2011
Accounts receivable, excluding undelivered software, maintenance and services	$95,913	$90,487
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	59,790	56,002

Accounts receivable, gross	155,703	146,489

Allowance for doubtful accounts	(6,796)	(6,717)

Accounts receivable, net	$148,907	$139,772

Inventories are summarized as follows:

	June 30,	March 31,
	2011	2011
Computer systems and components, net of reserve for obsolescence of $264	$2,137	$1,925
Miscellaneous parts and supplies	8	8

Inventories	$2,145	$1,933

Equipment and improvements are summarized as follows:

	June 30,	March 31,
	2011	2011
Computer equipment	$21,329	$23,567
Furniture and fixtures	5,596	5,861
Leasehold improvements	3,950	4,434

	30,875	33,862
Accumulated depreciation and amortization	(17,097)	(21,263)

Equipment and improvements, net	$13,778	$12,599

Current and non-current deferred revenue are summarized as follows:

	June 30,	March 31,
	2011	2011
Maintenance	$11,328	$11,108
Implementation services	56,147	52,197
Annual license services	9,776	10,127
Undelivered software and other	2,776	3,263

Deferred revenue	$80,027	$76,695

Deferred revenue, net of current	$1,106	$1,099

Accrued compensation and related benefits are summarized as follows:

	June 30,	March 31,
	2011	2011
Payroll, bonus and commission	$3,990	$5,014
Vacation	5,911	5,233

Accrued compensation and related benefits	$9,901	$10,247

Other current liabilities are summarized as follows:

	June 30,	March 31,
	2011	2011
Care services liabilities	$4,487	$3,787
Accrued EDI expense	2,344	2,801
Sales tax payable	1,179	589
Contingent consideration related to acquisitions	1,116	13,658
Accrued royalties	1,032	1,752
Customer deposits	908	962
Accrued travel	720	1,026
Outside commission payable	614	599
Self insurance reserve	603	475
Deferred rent	533	437
Professional services	448	155
Other accrued expenses	3,384	3,075

Other current liabilities	$17,368	$29,316

8. Income Tax
The provision for income taxes for the three months ended June 30, 2011 was approximately $9,880 as compared to approximately $6,989 for the same year ago period. The effective tax rates for the three months ended June 30, 2011 and 2010 were 34.2% and 36.6%, respectively. The provision for income taxes for the three months ended June 30, 2011 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, and the qualified production activities deduction. The effective rate for the three months ended June 30, 2011 decreased as compared to the same prior year period primarily due to increased benefits from the qualified production activities deduction, research and development credits, which were not included in the provision for the same prior year period but included in the provision for the current year period, increased deductions related to incentive stock options that were exercised in the current quarter and fluctuations in the state effective tax rate.
Uncertain tax positions
As of June 30, 2011, the Company has provided a liability of $484 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, $484 would impact the Company’s effective tax rate. The reserve for the three months ended June 30, 2011 decreased from the same year ago period by $175 due to the expiration of the statute of limitations of prior year tax positions of acquired companies.
The Company’s income tax returns filed for tax years 2007 through 2009 and 2006 through 2009 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently under examination by the IRS and is under examination by one state income tax authority and pending examination by three additional state agencies. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.
9. Earnings per Share
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

	Three Months Ended June 30,
	2011	2010
Net income	$18,983	$12,092
Basic net income per share:
Weighted-average shares outstanding — Basic	29,181	28,896

Basic net income per common share	$0.65	$0.42

Net income	$18,983	$12,092

Diluted net income per share:
Weighted-average shares outstanding — Basic	29,181	28,896
Effect of potentially dilutive securities	219	161

Weighted-average shares outstanding — Diluted	29,400	29,057

Diluted net income per common share	$0.65	$0.42

The computation of diluted net income per share does not include 78 and 253 options for the three months ended June 30, 2011 and 2010, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

10. Share-Based Awards
Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 4,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of June 30, 2011, there were 173,931 outstanding options related to this Plan.
In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 2,400,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of June 30, 2011, there were 667,595 outstanding options and 1,556,924 shares available for future grant related to this Plan.
A summary of stock option transactions during the three months ended June 30, 2011 and 2010 is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, April 1, 2011	698,778	$44.40	3.9
Granted	229,700	86.08	7.9
Exercised	(86,952)	39.42	1.8	$4,163
Forfeited/Canceled	—	—	—

Outstanding, June 30, 2011	841,526	$56.29	5.0	$26,097

Vested and expected to vest, June 30, 2011	819,212	$56.14	5.0	$25,530

Exercisable, June 30, 2011	273,873	$36.23	2.2	$13,986

The Company accounts for share-based compensation in accordance with ASC 718 and utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Expected life	4.3 years	4.2 years
Expected volatility	41.2%	44.6% - 44.7%
Expected dividends	1.6%	2.1%
Risk-free rate	1.8%	2.0% - 2.1%
The weighted average grant date fair value of stock options granted during the three months ended June 30, 2011 and 2010 was $26.64 and $18.36 per share, respectively.

The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 3.3% and 2.4% for employee options for the three months ended June 30, 2011 and 2010, respectively, and 0.0% for director options for the three months ended June 30, 2011 and 2010. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.
During the three months ended June 30, 2011, a total of 229,700 options were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2012 and 2011 is as follows:

	Number of		Vesting
Option Grant Date	Shares	Exercise Price	Terms (1)	Expires
May 31, 2011	229,700	$86.08	Five years	May 31, 2019

Fiscal year 2012 option grants	229,700

November 29, 2010	10,000	$64.32	Five years	November 29, 2018
August 3, 2010	5,000	55.24	Five years	August 3, 2018
June 4, 2010	25,000	56.29	Five years	June 4, 2018
June 2, 2010	15,000	58.62	Five years	June 2, 2018

Fiscal year 2011 option grants	55,000

(1)	Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.
Performance-Based Awards
On May 25, 2011, the Board of Directors approved its fiscal year 2012 equity incentive program for certain employees to be awarded options to purchase the Company’s common stock. The maximum number of options available under the equity incentive program plan is 300,000, of which 150,000 are reserved for the Company’s named executive officers and 150,000 for non-executive employees of the Company. Under the program, executives are eligible to receive options based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2012. Under the program, the non-executive employees are eligible to receive options based on satisfying certain management established criteria and recommendations of senior management. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years and vesting in five equal annual installments commencing one year following the date of grant.
Compensation expense associated with the performance based awards under the Company’s equity incentive plans are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and recorded stock compensation expense related to the performance based awards of approximately $213 and $18 during the three months ended June 30, 2011 and 2010, respectively, using the assumptions below.

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Expected life	4.3 years	4.2 years
Expected volatility	41.2%	44.4%
Expected dividends	1.8%	2.1%
Risk-free rate	1.8%	1.8%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the three months ended June 30, 2011 is summarized as follows:

		Weighted-
		Average
	Non-Vested	Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2011	401,518	$16.17
Granted	229,700	26.64
Vested	(63,565)	12.01
Forfeited/Canceled	—	—

Outstanding, June 30, 2011	567,653	$20.87

As of June 30, 2011, $9,284 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 6.4 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2011 and 2010 was $764 and $936, respectively.
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
As of June 30, 2011, 17,146 restricted stock units have been awarded under this Plan and approximately $103 and $73 of compensation expense related to these restricted stock units was recorded during the three months ended June 30, 2011 and 2010, respectively. Restricted stock units activity for the three months ended June 30, 2011 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2011	11,448	$54.18
Granted	—	—
Vested	—	—

Outstanding, June 30, 2011	11,448	$54.18

As of June 30, 2011, $265 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted-average period of 0.8 years. This amount does not include the cost of new restricted stock units that may be granted in future periods.
11. Concentration of Credit Risk
The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2011. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

12. Commitments, Guarantees and Contingencies
Commitments and Guarantees
Software license agreements in both the QSI Dental Division and NextGen Division include a performance guarantee that the Company’s software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, the Company has not incurred any significant costs associated with its performance guarantee or other related warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties. Certain arrangements also include performance guarantees related to response time, availability for operational use, and other performance-related guarantees. Certain arrangements also include penalties in the form of maintenance credits should the performance of the software fail to meet the performance guarantees. To date, the Company has not incurred any significant costs associated with these warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties.
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
Litigation
The Company has experienced certain legal claims by parties asserting that it has infringed certain intellectual property rights. The Company believes that these claims are without merit and the Company has defended them vigorously. However, in order to avoid the further legal costs and diversion of management resources it is reasonably possible that a settlement may be reached which could result in a liability to the Company. However, at this time it is not possible to estimate with reasonable certainty what amount, if any, may be incurred as a result of a settlement. Litigation is inherently uncertain and always difficult to predict. Refer to the discussion of infringement and litigation risks in the “Item 1A. Risk Factors” section of the Company’s most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
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

The NextGen Division, with headquarters in Horsham, Pennsylvania, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations and focuses principally on developing and marketing products and services for medical practices.
The Inpatient Solutions Division, with its primary location in Austin, Texas, provides integrated clinical, financial and connectivity solutions for rural and community hospitals. The Inpatient Solutions Division is comprised of IntraNexus, Opus and NextGen IS.
The Practice Solutions Division, with locations in St. Louis, Missouri and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services, primarily billing and collection services for medical practices. This Division combines a Web-delivered SaaS model and the NextGenpm software platform to execute its service offerings. The Practice Solutions Division is comprised of HSI and PMP.
The Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams and branding. The Divisions share the resources of the Company’s “corporate office,” which includes a variety of accounting and other administrative functions. Additionally, there are a small but growing number of clients who are simultaneously utilizing software or services from more than one of the Divisions.
In January 2011, QSIH was formed in Bangalore, India to function as the Company’s India-based captive to offshore technology application development and business processing services.
The accounting policies of the Company’s operating segments are the same as those described in Note 1, except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. Certain corporate overhead costs, such as executive and accounting department personnel-related expenses, are not allocated to the individual segments by management.
Operating segment data is as follows:

	Three Months Ended June 30,
	2011	2010
Revenue:
QSI Dental Division	$5,096	$5,352
NextGen Division	74,624	62,671
Inpatient Solutions Division	7,290	3,159
Practice Solutions Division	13,432	11,745

Consolidated revenue	$100,442	$82,927

Operating income:
QSI Dental Division	$1,278	$1,591
NextGen Division	29,325	22,554
Inpatient Solutions Division	3,062	235
Practice Solutions Division	2,041	187
Unallocated corporate expense (1)	(6,887)	(5,540)

Consolidated operating income	$28,819	$19,027

(1)	Unallocated corporate expense includes eliminations relating to QSIH revenues and related expenses included in the results of the operating segments. For the three months ended June 30, 2011, eliminations were not significant, and there were no eliminations for the three months ended June 30, 2010.
Management evaluates performance based upon stand-alone segment operating income. Because the Company does not evaluate performance based upon return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.
All of the recorded goodwill at June 30, 2011 relates to the Company’s NextGen Division, Inpatient Solutions Division and Practice Solutions Division. The goodwill relating to the acquisitions of HSI and PMP is recorded in the Practice Solutions Division. The goodwill amounts relating to the acquisitions of IntraNexus, Opus and NextGen IS are recorded in the Inpatient Solutions Division. See Note 4.

14. Subsequent Events
On July 26, 2011, the Company acquired 100% of the outstanding common stock of C.Q.I. Solutions, Inc. (“CQI”) in exchange for newly issued shares of the Company’s common stock and cash. CQI provides surgery scheduling software and services for the inpatient market and will be a part of the Company’s Inpatient Solutions Division.
On July 27, 2011, the Board of Directors approved a two-for-one split of the Company’s outstanding shares of common stock and a proportional increase in the number of Company common shares authorized from 50,000 shares to 100,000 shares. Each shareholder of record at the close of business on October 6, 2011 will receive one additional share for every outstanding share held on the record date. The additional shares will be distributed October 26, 2011 and trading will begin on a split-adjusted basis on October 27, 2011.
On July 27, 2011, the Board of Directors approved a quarterly cash dividend of $0.35 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of September 16, 2011 with an expected distribution date on or about October 5, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information contained herein, the matters discussed in this management’s discussion and analysis of financial condition and results of operations, or MD&A, including discussions of our product development plans, business strategies and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Report on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission.
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

Management Overview
Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions and are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Inpatient Solutions Division and (iv) the Practice Solutions Division, together with Quality Systems India Healthcare Private Limited (“QSIH”). Operationally, Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”) and Practice Management Partners, Inc. (“PMP”) comprise the Practice Solutions Division while IntraNexus, Inc. (“IntraNexus”), Opus Healthcare Solutions, LLC (“Opus”) and NextGen Inpatient Solutions, LLC (“NextGen IS” f/k/a Sphere) operate under the Inpatient Solutions Division. We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.
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
Our strategy is, at present, to focus on providing software and services to medical and dental practices. The key elements of this strategy are to continue development and enhancement of select software solutions in target markets, to continue to bring further integration between the Company’s ambulatory and inpatient products, to continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation and support, to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, to add new clients through maintaining and expanding sales, marketing and product development activities and to expand our relationship with existing clients through delivery of add-on and complementary products and services and continuing our gold-standard commitment of service in support of our client satisfaction programs.
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
We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report. We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report. There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the end of fiscal year 2011.

Company Overview
Quality Systems, Inc., a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980’s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid-1990’s, we made two acquisitions that accelerated our penetration of the medical market. These two acquisitions formed the basis for the NextGen Division. In 2008, we acquired two revenue cycle management companies that formed the basis of our Practice Solutions Division, which provides revenue cycle management services. In 2009 and 2010, we made two more acquisitions that formed the basis of our Inpatient Solutions Division. Today, we serve the physician, inpatient and dental markets through our four business segments: QSI Dental Division, NextGen Division, Inpatient Solutions Division and Practice Solutions Division.
The following table breaks down our reported segment revenue and segment revenue growth by division for the three months ended June 30, 2011 and 2010:

	Segment Revenue Breakdown		Segment Revenue Growth
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
QSI Dental Division	5.1%	6.5%	(4.8)%	38.8%
NextGen Division	74.2%	75.5%	19.1%	19.5%
Inpatient Solutions Division (1)	7.3%	3.8%	130.8%	N/A
Practice Solutions Division	13.4%	14.2%	14.4%	13.5%

Consolidated	100.0%	100.0%	21.1%	24.4%

(1)	Inpatient Solutions Division consists of three acquisitions: IntraNexus, Opus and NextGen IS, acquired in April 2011, February 2010 and August 2009, respectively.
QSI Dental Division. The QSI Dental Division, co-located with our corporate headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental organizations located throughout the US. In addition, the Division supports a growing number of organizations utilizing its Software as a Service (“SaaS”) model-based NextDDS™ financial and clinical software and certain number of medical clients that utilize the Division’s UNIX®-based medical practice management software product.
The QSI Dental Division’s practice management software suite utilizes a UNIX® operating system. Its Clinical Product Suite (“CPS”) utilizes the Windows operating system and can be fully integrated with the practice management software offered from each of our Divisions. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The Division develops, markets and manages our Dental EDI/connectivity applications including our QSInet Application Service Provider (“ASP”). The QSI Dental Division also provides EDI services to dental Practices. EDI services include electronic submission of claims to insurance providers as well as automated patient statements.
The QSI Dental Division participates jointly with the NextGen Division in providing software and services to Federally Qualified Health Centers (“FQHCs”). FQHCs are community based organizations funded by the Federal government, which provide medical and dental services to underprivileged and underserved communities. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, legislated $11 billion over a multiyear time period for the FQHCs program, creating unprecedented opportunities for FQHCs growth and the formation of new FQHCs.
In July 2009, we licensed source code that allows us to deliver hosted, Web-based SaaS model practice management and clinical software solutions to the dental industry. This new software solution (“NextDDS™”) is being marketed primarily to the multi-location dental group practice market in which the Division has historically been a dominant player. NextDDS™ brings the QSI Dental Division to the forefront of the emergence of Internet-based applications and cloud computing and represents a significant growth opportunity for the Division to sell both to its existing client base as well as new clients.

NextGen Division. The NextGen Division, with headquarters in Horsham, Pennsylvania and significant locations in Atlanta, Georgia, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations. The NextGen Division’s major product categories include the NextGen ambulatory product suite and NextGen Community Connectivity.
The NextGen Ambulatory product suite streamlines patient care with standardized, real-time clinical and administrative workflows within a physician’s practice, and major product categories include NextGen Electronic Health Records (“NextGenehr”), NextGen Practice Management (“NextGenpm”), NextGen Dashboard, NextGen Mobile and NextGen NextPen. NextGen Community Connectivity consists of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”). The NextGen Division also offers hosting services, NextGuard — Data Protection services, and consulting services, such as strategic governance models and operational transformation, technical consulting such as data conversions or interface development. The NextGen Division products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment. The NextGen Division also provides EDI services, which include electronic submission of claims to insurance providers as well as automated patient statements.
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
On October 28, 2008, as part of our growth strategy for our Practice Solutions Division, we acquired Maryland-based PMP, a full-service healthcare RCM company. Founded in 2001, PMP provides physician billing and technology management services to healthcare providers, primarily in the Mid-Atlantic region. HSI and PMP operate under the umbrella of the Company’s Practice Solutions Division.
Inpatient Solutions Division. The Inpatient Solutions Division, with its primary location in Austin, Texas, provides integrated clinical, financial and connectivity solutions for rural and community hospitals. This Division also develops and markets for the small hospital market an equivalent practice management software product, which performs administrative functions required for operating a small hospital. The Inpatient Solutions Division products deliver secure, highly adaptable and easy to use applications to patient centered hospitals and health systems and consist of NextGen Clinicals and NextGen Financials.
On April 29, 2011, we acquired IntraNexus, a provider of Web-based integrated clinical and hospital information systems, on February 10, 2010, we acquired Opus, a provider of Web-based clinical solutions to hospital systems and integrated health networks nationwide and on August 12, 2009, we acquired NextGen IS, a provider of financial information systems to the small hospital inpatient market. These acquisitions are part of our strategy to expand into the small hospital market and to add new clients by taking advantage of cross-selling opportunities between the ambulatory and inpatient markets. The acquired companies are established developers of software and services for the inpatient market and operate under the Company’s Inpatient Solutions Division.
The Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams and branding. The Divisions share the resources of our “corporate office,” which includes a variety of accounting and other administrative functions. Additionally, there are a small but growing number of clients who are simultaneously utilizing software or services from more than one of our Divisions. The Company is in the process of further integrating the ambulatory and inpatient products to provide a more robust platform to offer both the inpatient and ambulatory markets.
The QSI Dental Division and NextGen Division develop and market practice management software that is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include scheduling and billing capabilities, and it is important to note that in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices. Therefore, we actively compete for the replacement market. In addition, the QSI Dental Division and NextGen Division develop and market software that automates patient records in both a practice and hospital setting. Therefore, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems.
In January 2011, QSIH was formed in Bangalore, India to function as the Company’s India-based captive to offshore technology application development and business processing services.
We continue to pursue product and service enhancement initiatives within each Division. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

Overview of Our Results
▪	Consolidated revenue increased 21.1% and income from operations grew by 51.5% in the three months ended June 30, 2011 as compared to the same prior year period. Revenue was positively impacted by growth in recurring revenue, including maintenance, EDI and RCM revenue, which grew 23.4%, 23.8% and 10.3%, respectively and accounted for 55.2% of total consolidated revenue for the three months ended June 30, 2011. In the same period a year ago, recurring revenue represented 55.6% of total consolidated revenue. Revenue was also positively impacted by growth in sales of systems, which increased 18.3% in the three months ended June 30, 2011 as compared to the same prior year period.
▪	The increase in income from operations was partially offset by: (a) higher selling, general and administrative expenses, which was primarily a result of increased headcount expenses and selling-related expenses at the NextGen Division, (b) increased research and development costs and (c) higher corporate-related expenses.
▪	We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, financial incentives from the ARRA to physicians who adopt electronic health records, as well as increased adoption rates for electronic health records and other technology in the healthcare arena.
▪	While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the current economic environment, combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records, makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.
NextGen Division
▪	NextGen Division revenue increased 19.1% in the three months ended June 30, 2011 and divisional operating income (excluding unallocated corporate expenses) increased 30.0% as compared to the same prior year period.
▪	Recurring revenue, which consists of maintenance and EDI revenue, increased 23.8% to $37.4 million and accounted for 50.1% of total NextGen Division revenue for the three months ended June 30, 2011. In the same period a year ago, recurring revenue of $30.2 million represented 48.2% of total NextGen Division revenue.
▪	During the three months ended June 30, 2011, we added staffing resources and increased our investment in research and development in anticipation of growth from the ARRA. Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, integrating our inpatient and ambulatory software products, developing new products for targeted markets, continuing to add new clients, selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within the Practice Solutions Division and the Inpatient Solutions Division.
▪	The NextGen Division’s growth is attributed to a strong brand name and reputation within a growing marketplace for electronic health records and investments in sales and marketing activities, including new marketing campaigns, trade show attendance and other expanded advertising and marketing expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenehr and NextGenpm software products and more recently in 2010 for its NextGen HIE product. Further, the increasing acceptance of electronic records technology in the healthcare industry continues to provide growth opportunities.
QSI Dental Division
▪	QSI Dental Division revenue decreased 4.8% in the three months ended June 30, 2011 and divisional operating income (excluding unallocated corporate expenses) decreased 19.7% as compared to the same prior year period.
▪	The QSI Dental Division is well-positioned to sell to the FQHCs market and intends to continue leveraging the NextGen Division’s sales force to sell its dental electronic medical records software to practices that provide both medical and dental services, such as FQHCs, which are receiving grants as part of the ARRA.
▪	Our goal for the QSI Dental Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new NextDDS™ product.
Practice Solutions Division
▪	Practice Solutions Division revenue increased 14.4% in the three months ended June 30, 2011. Divisional operating income (excluding unallocated corporate expenses) increased to $2.0 million in the three months ended June 30, 2011 as compared to $0.2 for the same prior year period.
▪	The Practice Solutions Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients and well as new clients added during the three months ended June 30, 2011.
▪	Operating income as a percentage of revenue increased to approximately 15.2% of revenue in the three months ended June 30, 2011 versus 1.6% of revenue in the same prior year period primarily as a result of higher RCM revenue. The same prior year period also included higher expenses related to certain non-recurring integration related expenses related to integrating the two entities that make up the Division, transitioning and training of staff on the NextGen platform, initial set up and other costs related to achieving higher production volume from a new business.

Inpatient Solutions Division
▪	Inpatient Solutions Division revenue increased 130.8% in the three months ended June 30, 2011. Divisional operating income (excluding unallocated corporate expenses) increased to $3.1 million for the three months ended June 30, 2011 as compared to $0.2 for the same prior year period. This Division consists of three acquisitions, IntraNexus, Opus and NextGen IS, acquired in April 2011, February 2010 and August 2009, respectively.
▪	The Inpatient Solutions Division has benefited from being able to offer both financial and CCHIT® certified clinical software, which has been packaged together. The Division has also benefited from cross-sell opportunities with existing NextGen Division customers, including hospitals that are owned or affiliated with physician offices.
▪	Operating income as a percentage of revenue increased to approximately 42.0% of revenue in the three months ended June 30, 2011 versus 7.4% of revenue in the same prior year period primarily as a result of a $4.1 million increase in divisional revenue, including system sales, implementation and training services, and maintenance.
The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
(Unaudited)	2011	2010
Revenues:
Software, hardware and supplies	28.8%	29.9%
Implementation and training services	5.4	5.2

System sales	34.2	35.0

Maintenance	31.4	30.8
Electronic data interchange services	12.0	11.8
Revenue cycle management and related services	11.8	13.0
Other services	10.5	9.4

Maintenance, EDI, RCM and other services	65.8	65.0

Total revenues	100.0	100.0

Cost of revenue:
Software, hardware and supplies	4.6	7.5
Implementation and training services	4.1	3.6

Total cost of system sales	8.7	11.1

Maintenance	3.8	4.2
Electronic data interchange services	7.9	8.1
Revenue cycle management and related services	8.8	9.8
Other services	5.6	5.2

Total cost of maintenance, EDI, RCM and other services	26.1	27.3

Total cost of revenue	34.8	38.4

Gross profit	65.2	61.6

Operating expenses:
Selling, general and administrative	29.3	31.6
Research and development costs	6.8	6.6
Amortization of acquired intangible assets	0.5	0.4

Total operating expenses	36.5	38.6

Income from operations	28.7	22.9

Interest income	0.1	0.1
Other expense, net	0.0	0.0

Income before provision for income taxes	28.7	23.0
Provision for income taxes	9.8	8.4

Net income	18.9%	14.6%

Comparison of the Three Months Ended June 30, 2011 and June 30, 2010
During fiscal year 2011, as a result of certain organizational changes, the composition of the Company’s NextGen Division was revised to exclude the Company’s inpatient solutions entities (Opus and NextGen IS), both of which are now aggregated in the Company’s Inpatient Solutions Division. Following the reorganization, the Company now operates four reportable segments (not including Corporate), comprised of the NextGen Division, the Inpatient Solutions Division, the QSI Dental Division and the Practice Solutions Division.
Prior period segment results were revised accordingly to reflect the organizational changes. The results of operations related to the fiscal year 2010 acquisitions of Opus and NextGen IS are now included in the Inpatient Solutions Division. The results of operations related to the fiscal year 2009 acquisitions of HSI and PMP are included in the Practice Solutions Division.
Net Income. The Company’s net income for the three months ended June 30, 2011 was $19.0 million, or $0.65 per share on both a basic and fully diluted basis. In comparison, we earned $12.1 million, or $0.42 per share on a basic and fully diluted basis for the three months ended June 30, 2010. The increase in net income for the three months ended June 30, 2011 was primarily attributed to the following:
•	a 21.1% increase in consolidated revenue, including an increase in revenues of $12.0 million from our NextGen Division, $4.1 million from our Inpatient Solutions Division and $1.7 million from our Practice Solutions Division;

•	a 19.1% increase in NextGen Division revenue, which accounted for 74.3% of consolidated revenue;

•	an increase of recurring revenue, including RCM, maintenance and EDI revenue, which accounted for 55.2% of total consolidated revenue;

•	offset by an increase in selling, general and administrative expenses and research and development costs.
Revenue. Revenue for the three months ended June 30, 2011 increased 21.1% to $100.4 million from $82.9 million for the three months ended June 30, 2010. NextGen Division revenue increased 19.1% to $74.6 million from $62.7 million in the three months ended June 30, 2010, QSI Dental Division revenue decreased 4.8% to $5.1 million from $5.4 million, Practice Solutions Division revenue increased 14.4% to $13.4 million from $11.7 million, and Inpatient Solutions Division revenue increased 130.8% during that same period to $7.3 million from $3.2 million.
System Sales. Revenue earned from Company-wide sales of systems for the three months ended June 30, 2011 increased 18.3% to $34.4 million from $29.1 million in the same prior year period.
Our increase in revenue from sales of systems was principally the result of a 9.2% increase in category revenue at our NextGen Division and a 244.9% increase at our Inpatient Solutions Division. NextGen Division sales in this category grew $2.4 million to $28.1 million during the three months ended June 30, 2011 from $25.8 million during the same prior year period while the Inpatient Solutions Division delivered a $2.7 million increase in category revenue to $3.8 million in the three months ended June 30, 2011 as compared to $1.1 million in the same prior year period. The increases were driven by higher sales of software to both new and existing clients at the NextGen Division and higher software and implementation revenue at the Inpatient Solutions Division.
The following table breaks down our reported system sales into software, hardware, third-party software, supplies and implementation and training services components on a consolidated and divisional basis for the three months ended June 30, 2011 and 2010 (in thousands):

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales
Three Months Ended June 30, 2011
QSI Dental Division	$896	$395	$420	$1,711
NextGen Division	23,172	1,317	3,653	28,142
Inpatient Solutions Division	2,310	153	1,325	3,788
Practice Solutions Division	668	—	74	742

Consolidated	$27,046	$1,865	$5,472	$34,383

Three Months Ended June 30, 2010
QSI Dental Division	$874	$883	$236	$1,993
NextGen Division	18,715	3,212	3,841	25,768
Inpatient Solutions Division	895	24	179	1,098
Practice Solutions Division	153	—	52	205

Consolidated	$20,637	$4,119	$4,308	$29,064

NextGen Division software license revenue increased 23.8% in the three months ended June 30, 2011 versus the same period last year. The Division’s software revenue accounted for 82.3% of divisional system sales revenue during the three months ended June 30, 2011 compared to 72.6% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
During the three months ended June 30, 2011, 4.7% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 12.5% during same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the Division’s sales arrangements is typically at the request of our clients.
Implementation and training revenue related to system sales at the NextGen Division decreased 4.9% in the three months ended June 30, 2011 compared to the same prior year period. Implementation and training revenue related to system sales at the Inpatient Solutions Division increased $1.1 million, or 640.2%, in the three months ended June 30, 2011 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the three months ended June 30, 2011 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions and our ability to retain current staff members.
For the QSI Dental Division, total system sales decreased $0.3 million, or 14.2%, to $1.7 million in the three months ended June 30, 2011 as compared to $2.0 million in the same prior year period. Systems sales in the same prior year period included a larger amount of hardware compared to the current year period.
For the Practice Solutions Division, total system sales increased $0.5 million, or 262.4%, to $0.7 million in the three months ended June 30, 2011 as compared to the same prior year period. Systems sales revenue within the Practice Solutions Division is composed of sales to existing RCM clients only and can fluctuate given the size of the current client base of the Practice Solutions Division.
Maintenance, EDI, RCM and Other Services. For the three months ended June 30, 2011, Company-wide revenue from maintenance, EDI, RCM and other services grew 22.6% to $66.1 million from $53.9 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the Practice Solutions Division.
Total NextGen Division maintenance revenue for the three months ended June 30, 2011 grew 22.4% to $26.5 million from $21.6 million for the same prior year period while NextGen Division EDI revenue grew 27.3% to $10.9 million compared to $8.5 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, follow-on training hours, consulting services and hosting services, increased 35.5% to $9.1 million in the three months ended June 30, 2011 from $6.7 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue and follow-on training services revenue to existing NextGen Division customers.
QSI Dental Division maintenance, EDI and other services revenue for the three months ended June 30, 2011 and 2010 was $3.4 million. For the three months ended June 30, 2011, RCM revenue grew $1.1 million, or 10.3%, to $11.9 million compared to $10.8 million in the same prior year period primarily as a result of increases in RCM revenue to new and existing clients. For the Inpatient Solutions Division, maintenance and other services revenue for the three months ended June 30, 2011 increased 70.0% as compared to the same prior year period primarily because divisional maintenance revenue increased $1.1 million to $3.1 million from $2.0 million in the same prior year period.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the three months ended June 30, 2011 and 2010 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended June 30, 2011
QSI Dental Division	$1,849	$1,221	$—	$315	$3,385
NextGen Division	26,504	10,871	—	9,107	46,482
Inpatient Solutions Division	3,109	—	—	393	3,502
Practice Solutions Division	40	—	11,881	769	12,690

Consolidated	$31,502	$12,092	$11,881	$10,584	$66,059

Three Months Ended June 30, 2010
QSI Dental Division	$1,837	$1,224	$—	$298	$3,359
NextGen Division	21,645	8,540	—	6,719	36,904
Inpatient Solutions Division	2,016	—	—	44	2,060
Practice Solutions Division	38	—	10,772	730	11,540

Consolidated	$25,536	$9,764	$10,772	$7,791	$53,863

Maintenance revenue for the NextGen Division increased by $4.9 million for the three months ended June 30, 2011 as compared to the same prior year period. The growth in maintenance revenue is a result of a $4.0 million increase related to net additional licenses from new clients and existing clients and approximately $0.9 million related to a price increase that became effective during the quarter ended September 30, 2010.
The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the Division’s existing client base while the growth in RCM revenue has come from new clients that have been acquired from cross selling opportunities with the NextGen Division client base. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients. Growth in other services revenue is primarily due to increases in third-party annual software licenses, follow on training services, consulting services and hosting services revenue.
Cost of Revenue. Cost of revenue for the three months ended June 30, 2011 increased 9.6% to $34.9 million from $31.9 million in the same prior year period and the cost of revenue as a percentage of revenue decreased to 34.8% from 38.4% primarily due to a lower amount of hardware included in systems sales as compared to the same prior year period as well as higher margins achieved from EDI revenue in the current year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011	%	2010	%
QSI Dental Division
Revenue	$5,096	100.0%	$5,352	100.0%
Cost of revenue	2,256	44.3%	2,392	44.7%

Gross profit	$2,840	55.7%	$2,960	55.3%

NextGen Division
Revenue	$74,624	100.0%	$62,671	100.0%
Cost of revenue	21,466	28.8%	20,212	32.3%

Gross profit	$53,158	71.2%	$42,459	67.7%

Inpatient Solutions Division
Revenue	$7,290	100.0%	$3,159	100.0%
Cost of revenue	1,648	22.6%	852	27.0%

Gross profit	$5,642	77.4%	$2,307	73.0%

Practice Solutions Division
Revenue	$13,432	100.0%	$11,745	100.0%
Cost of revenue	9,138	68.0%	8,403	71.5%

Gross profit	$4,294	32.0%	$3,342	28.5%

Unallocated cost of revenue (1)	$420	N/A	$—	N/A

Consolidated
Revenue	$100,442	100.0%	$82,927	100.0%
Cost of revenue	34,928	34.8%	31,859	38.4%

Gross profit	$65,514	65.2%	$51,068	61.6%

(1)	Relates to the amortization of software technology intangible assets acquired from the purchases of IntraNexus, Opus and NextGen IS.
Gross profit margins at the QSI Dental Division for the three months ended June 30, 2011 increased slightly to 55.7% from 55.3% for the same prior year period. Gross profit margins at the NextGen Division for three months ended June 30, 2011 increased to 71.2% compared to 67.7% for the same prior year period due to strong software sales and an increase in maintenance revenue, which yields higher margins than other services, along with improvements in EDI margins. Gross margin in the Inpatient Solutions Division increased to 77.4% for the three months ended June 30, 2011 as compared to 73.0% for the same prior year period due to growth in higher margin software and maintenance revenue. Gross margin in the Practice Solutions Division increased to 32.0% for the three months ended June 30, 2011 as compared to 28.5% for the same prior year period due to growth in higher margin software revenue.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended June 30, 2011 and 2010:

	Hardware,	Payroll and
	Third Party	Related			Total Cost
	Software	Benefits	EDI	Other	of Revenue	Gross Profit
Three Months Ended June 30, 2011
QSI Dental Division	7.6%	19.5%	9.3%	7.9%	44.3%	55.7%
NextGen Division	1.5%	12.1%	8.5%	6.7%	28.8%	71.2%
Inpatient Solutions Division	2.9%	14.8%	0.0%	4.9%	22.6%	77.4%
Practice Solutions Division	0.0%	43.3%	1.8%	22.9%	68.0%	32.0%

Consolidated	1.7%	16.8%	7.0%	9.3%	34.8%	65.2%

Three Months Ended June 30, 2010
QSI Dental Division	11.6%	14.4%	12.5%	6.2%	44.7%	55.3%
NextGen Division	4.3%	12.6%	8.8%	6.6%	32.3%	67.7%
Inpatient Solutions Division	1.1%	24.6%	0.0%	1.3%	27.0%	73.0%
Practice Solutions Division	0.0%	44.4%	0.0%	27.1%	71.5%	28.5%

Consolidated	4.2%	18.1%	7.8%	8.3%	38.4%	61.6%

During the three months ended June 30, 2011, hardware and third-party software constituted a higher portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.
Our payroll and benefits expense associated with delivering our products and services decreased to 16.8% of consolidated revenue in the three months ended June 30, 2011 compared to 18.1% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $15.1 million in the three months ended June 30, 2010 to $16.9 million in the three months ended June 30, 2011, an increase of 12.2%, or approximately $1.8 million. Of the $1.8 million increase, approximately $0.6 million of the increase is related to the Practice Solutions Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $0.7 million in the NextGen Division, $0.3 million for the Inpatient Solutions Division and $0.2 million in the QSI Dental Division for the three months ended June 30, 2011 are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. The amount of share-based compensation expense included in cost of revenue was not significant for three months ended June 30, 2011 and 2010.
Other expense, which primarily consists of third-party annual license, hosting costs and outsourcing costs, increased to 9.3% of total revenue during the three months ended June 30, 2011 as compared to 8.3% for the same period a year ago. Contributing to this increase was higher costs relating to hosting and annual licenses revenues that are included in other services in the NextGen Division and Inpatient Solutions Division.
As a result of the foregoing events and activities, the gross profit percentage for the Company increased to 65.2% for the three months ended June 30, 2011 versus 61.6% for the same prior year period.
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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2011 increased 12.0% to $29.4 million as compared to $26.2 million for the same prior year period. The increase in these expenses resulted primarily from:
•	$2.3 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$1.6 million increase in sales commissions primarily related to the NextGen Division; partially offset by

•	$0.7 million net decrease in other selling and administrative expenses.
Share-based compensation expense was approximately $0.9 million and $1.0 million for the three months ended June 30, 2011and 2010, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 31.6% in the three months ended June 30, 2010 to 29.3% in the three months ended June 30, 2011.
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
Research and Development Costs. Research and development costs for the three months ended June 30, 2011 and 2010 were $6.8 million and $5.5 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen Division product line. Additions to capitalized software costs offset increases in research and development costs. For the three months ended June 30, 2011 and 2010, our additions to capitalized software were at $2.5 million as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. Research and development costs as a percentage of revenue increased to 6.8% in the three months ended June 30, 2011 from 6.6% for the same prior year period. Research and development expenses are expected to continue at or above current dollar levels as the Company is developing a new integrated inpatient and outpatient, web-based software platform. Share-based compensation expense included in research and development costs was not significant for three months ended June 30, 2011 and 2010.
Amortization of Acquired Intangible Assets. Amortization in operating expense related to acquired intangible assets for the three months ended June 30, 2011 and 2010 were $0.5 million and $0.3 million, respectively.
Interest and Other Income. Total interest and other income for the three months ended June 30, 2011 and 2010 were $0.1 million. Interest and other income consist primarily of dividends and interest earned on our investments.
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
Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2011 and 2010 were $9.9 million and $7.0 million, respectively. The effective tax rates were 34.2% and 36.6% for the three months ended June 30, 2011 and 2010, respectively. The effective rate for the three months ended June 30, 2011 decreased as compared to the same prior year period primarily due to increased benefits from the qualified production activities deduction, research and development credits, which were not included in the provision for the same prior year period but included in the provision for the current year period, increased deductions related to incentive stock options that were exercised in the current quarter and fluctuations in the state effective tax rate.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the three months ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended June 30,
	2011	2010
Cash and cash equivalents	$124,054	$93,208
Net increase in cash and cash equivalents	$7,437	$8,597
Net income	$18,983	$12,092
Net cash provided by operating activities	$21,533	$19,366
Number of days of sales outstanding	135	123
Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income plus adjustments to add back non-cash expenses, including depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation and deferred taxes.
The following table summarizes our consolidated statements of cash flows for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011	2010
Net income	$18,983	$12,092
Non-cash expenses	6,006	5,049
Change in deferred revenue	3,245	(214)
Change in accounts receivable	(9,651)	(4,924)
Change in other assets and liabilities	2,950	7,363

Net cash provided by operating activities	$21,533	$19,366

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the three months ended June 30, 2011 and 2010. The NextGen Division’s contribution to net income has increased each year due to that Division’s operating income increasing more quickly than the Company as a whole.
Non-Cash Expenses. Non-cash expenses include depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts, share-based compensation and deferred taxes. Total non-cash expenses were $6.0 million and $5.0 million three months ended June 30, 2011 and 2010, respectively.
The $1.0 million increase in non-cash expenses for the three months ended June 30, 2011 as compared to the same prior year period is primarily related to increases of approximately $0.3 million in depreciation, $0.3 million of amortization of capitalized software costs, $0.1 million of amortization of other intangibles, and $0.1 million in bad debt expense plus a $0.3 million decrease in deferred income tax benefit, offset by a $0.1 million decrease in share-based compensation.
Deferred Revenue. Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue. Deferred revenue increased by approximately $3.2 million for the three months ended June 30, 2011 versus a decrease of $0.2 million in the same prior year period, resulting in a $3.4 million increase to cash from operations as compared to the same prior year period.

Accounts Receivable. Accounts receivable grew by approximately $9.7 million and $4.9 million for the three months ended June 30, 2011 and 2010, respectively. The increase in accounts receivable is due to the following factors:
•	NextGen Division revenue grew 19.1% and 19.5% on a year-over-year basis for the three months ended June 30, 2011 and 2010, respectively;

•	Inpatient Division revenue grew to $7.3 million for the three months ended June 30, 2011 as compared to $3.2 million for the same prior year period;

•	Turnover of accounts receivable is generally slower in the NextGen Division and Inpatient Solutions Division due to the fact that the systems sales related revenue have longer payment terms, generally up to one year, which historically have accounted for a major portion of the Divisions’ sales; and

•	We experienced an increase in the volume of undelivered services billed in advance, which were unpaid as of the end of each period and included in accounts receivable. This resulted in an increase in both deferred revenue and accounts receivable of approximately $3.8 million for the three months ended June 30, 2011 and a decrease of approximately $0.8 million for the three months ended June 30, 2010.
The turnover of accounts receivable measured in terms of days sales outstanding (“DSO”) increased from 123 days to 135 days during the three months ended June 30, 2011 as compared the same prior year period. The increase in DSO is primarily due to the factors mentioned.
If amounts included in both accounts receivable and deferred revenue were netted, the turnover of accounts receivable expressed as DSO would be 81 days as of June 30, 2011 and 80 days as of June 30, 2010. Provided turnover of accounts receivable, deferred revenue and profitability remain consistent with the 2011 fiscal year, we anticipate being able to continue generating cash from operations during fiscal year 2012 primarily from our net income.
Other Assets and Liabilities. Cash from operations benefited from changes in other assets and liabilities of $3.0 million and $7.4 million for the three months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011, the $3.0 million change in other assets and liabilities is the result of a $4.4 million increase in income taxes payable, offset by a $0.6 million decrease in accounts payable and a $0.8 million net decrease in all other liabilities. For the three months ended June 30, 2010, the $7.4 million change in other assets and liabilities is the result of a $2.9 million net increase in other assets, $3.8 million increase in income taxes payable and $1.2 million increase in accounts payable, offset by a $0.5 million net decrease in all other liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended June 30, 2011 and 2010 was $8.3 million and $3.4 million, respectively. The $4.9 million increase of net cash used in investing activities during the three months ended June 30, 2011 as compared to the same prior year period is primarily due to cash paid for the acquisition of IntraNexus of $3.4 million plus an increase of $1.5 million in net additions of equipment and improvements in the three months ended June 30, 2011 as compared to the same prior year period.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended June 30, 2011 and 2010 was $5.9 million and $7.4 million, respectively. During the three months ended June 30, 2011, we received proceeds of $3.4 million from the exercise of stock options and paid $10.2 million in dividends to shareholders compared to proceeds of $1.1 million from the exercise of stock options and payments of $8.7 million in dividends to shareholders during the same prior year period.
We recorded a reduction in our tax benefit from share-based compensation of $0.9 million and $0.2 million during the three months ended June 30, 2011 and 2010, respectively, related to excess tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital.

Cash and Cash Equivalents and Marketable Securities
At June 30, 2011, we had cash and cash equivalents of $124.1 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We also intend to expend some of these funds related to the implementation of a company-wide enterprise resource planning (“ERP”) system. We believe the ERP will greatly enhance and streamline our operational processes and provide a common technology platform to support future growth opportunities. We anticipate capital expenditures will increase in fiscal year 2012 and will be funded from cash on hand and cash flows from operations.
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
On July 27, 2011, the Board of Directors approved a quarterly cash dividend of $0.35 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of September 19, 2011 with an expected distribution date on or about October 5, 2011.
Our Board of Directors declared the following dividends during the periods presented:

			Per Share
Declaration Date	Record Date	Payment Date	Dividend
May 25, 2011	June 17, 2011	July 5, 2011	$0.35

Fiscal year 2012			$0.35

May 26, 2010	June 17, 2010	July 6, 2010	$0.30
July 28, 2010	September 17, 2010	October 5, 2010	0.30
October 25, 2010	December 17, 2010	January 5, 2011	0.30
January 26, 2011	March 17, 2011	April 5, 2011	0.35

Fiscal year 2011			$1.25

May 27, 2009	June 12, 2009	July 6, 2009	$0.30
July 23, 2009	September 25, 2009	October 5, 2009	0.30
October 28, 2009	December 23, 2009	January 5, 2010	0.30
January 27, 2010	March 23, 2010	April 5, 2010	0.30

Fiscal year 2010			$1.20

Management believes that its cash and cash equivalents on hand at June 30, 2011, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for the remainder of fiscal year 2012.
Contractual Obligations
The following table summarizes our significant contractual obligations, all of which relate to operating leases, at June 30, 2011 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Year ended March 31,
2012 (remaining nine months)	$4,095
2013	5,723
2014	5,491
2015	5,008
2016 and beyond	5,697

$26,014

Recent Accounting Pronouncements
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended) as of June 30, 2011, the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission (“SEC”). They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2011, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have experienced legal claims by parties asserting that we have infringed their intellectual property rights. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any infringement claim, even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks in our “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
ITEM 1A. RISK FACTORS
There have been no material changes during the three months ended June 30, 2011 to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1*	Second Amendment to Office Lease, dated June 13, 2011, between the Company and Lakeshore Towers Limited Partnership Phase II.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation
101.DEF**	XBRL Taxonomy Extension Definition

*	Filed herewith.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     QUALITY SYSTEMS, INC.

Date: August 5, 2011	By:	/s/ Steven T. Plochocki Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	By:	/s/ Paul A. Holt Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)