Form 10-Q
period 2011-09-30
QUALITY SYSTEMS, INC
filed 2011-11-04
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s common stock as of November 1, 2011 was 58,819,360 shares.

QUALITY SYSTEMS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	September 30,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$125,775	$116,617
Restricted cash	2,848	3,787
Marketable securities	1,098	1,120
Accounts receivable, net	150,224	139,772
Inventories	2,791	1,933
Income taxes receivable	3,230	—
Deferred income taxes, net	10,466	10,397
Other current assets	9,814	8,768

Total current assets	306,246	282,394

Equipment and improvements, net	14,853	12,599
Capitalized software costs, net	17,395	15,150
Intangibles, net	22,541	16,890
Goodwill	51,156	46,721
Other assets	4,535	4,932

Total assets	$416,726	$378,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,369	$6,686
Deferred revenue	83,291	76,695
Accrued compensation and related benefits	9,793	10,247
Income taxes payable	—	3,530
Dividends payable	10,290	10,162
Other current liabilities	18,178	29,316

Total current liabilities	127,921	136,636

Deferred revenue, net of current	1,272	1,099
Deferred income taxes, net	11,384	11,384
Deferred compensation	2,756	2,488
Other noncurrent liabilities	4,334	2,409

Total liabilities	147,667	154,016

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock $0.01 par value; authorized 100,000 shares; issued and outstanding 58,818 and 58,068 shares at September 30, 2011 and March 31, 2011, respectively	588	580
Additional paid-in capital	158,394	132,969
Retained earnings	110,077	91,121

Total shareholders’ equity	269,059	224,670

Total liabilities and shareholders’ equity	$416,726	$378,686

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Software, hardware and supplies	$31,860	$20,375	$60,771	$45,131
Implementation and training services	6,094	4,499	11,566	8,807

System sales	37,954	24,874	72,337	53,938

Maintenance	35,214	27,529	66,716	53,065
Electronic data interchange services	11,985	10,142	24,077	19,906
Revenue cycle management and related services	11,142	11,175	23,023	21,947
Other services	11,339	7,737	21,923	15,528

Maintenance, EDI, RCM and other services	69,680	56,583	135,739	110,446

Total revenues	107,634	81,457	208,076	164,384

Cost of revenue:
Software, hardware and supplies	4,187	4,696	8,801	10,908
Implementation and training services	5,050	3,475	9,125	6,465

Total cost of system sales	9,237	8,171	17,926	17,373

Maintenance	3,994	3,238	7,848	6,692
Electronic data interchange services	7,964	6,773	15,926	13,482
Revenue cycle management and related services	8,456	8,222	17,282	16,367
Other services	6,369	3,724	11,966	8,073

Total cost of maintenance, EDI, RCM and other services	26,783	21,957	53,022	44,614

Total cost of revenue	36,020	30,128	70,948	61,987

Gross profit	71,614	51,329	137,128	102,397

Operating expenses:
Selling, general and administrative	32,169	24,829	61,555	51,067
Research and development costs	7,358	5,232	14,185	10,688
Amortization of acquired intangible assets	520	445	1,002	792

Total operating expenses	40,047	30,506	76,742	62,547

Income from operations	31,567	20,823	60,386	39,850

Interest income	75	129	157	189
Other income (expense), net	(144)	65	(182)	59

Income before provision for income taxes	31,498	21,017	60,361	40,098
Provision for income taxes	11,002	7,587	20,882	14,576

Net income	$20,496	$13,430	$39,479	$25,522

Net income per share:
Basic	$0.35	$0.23	$0.67	$0.44
Diluted	$0.35	$0.23	$0.67	$0.44

Weighted-average shares outstanding:
Basic	58,664	57,870	58,511	57,830
Diluted	59,005	58,156	58,902	58,132

Dividends declared per common share	$0.175	$0.150	$0.350	$0.300
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$39,479	$25,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,546	1,970
Amortization of capitalized software costs	3,888	3,453
Amortization of other intangibles	1,979	1,595
Provision for bad debts	2,859	1,986
Share-based compensation	1,661	1,864
Deferred income tax benefit	—	(397)
Tax benefit associated with stock options	2,261	319
Excess tax benefit from share-based compensation	(2,261)	(319)
Loss on disposal of equipment and improvements	23	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(12,437)	(7,034)
Inventories	(858)	(143)
Income taxes receivable	(3,230)	2,776
Other current assets	122	281
Other assets	397	(847)
Accounts payable	(347)	2,630
Deferred revenue	6,155	1,951
Accrued compensation and related benefits	(454)	(1,963)
Income taxes payable	(3,530)	—
Other current liabilities	(3,336)	2,806
Deferred compensation	268	295
Other noncurrent liabilities	1,925	(35)

Net cash provided by operating activities	37,110	36,710

Cash flows from investing activities:
Additions to capitalized software costs	(6,133)	(5,706)
Additions to equipment and improvements	(4,672)	(2,266)
Proceeds from sale of marketable securities	—	7,700
Cash acquired from purchase of CQI	222	—
Purchase of CQI	(2,737)	—
Purchase of IntraNexus	(3,279)	—

Net cash used in investing activities	(16,599)	(272)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	2,261	319
Proceeds from exercise of stock options	6,781	2,821
Dividends paid	(20,395)	(17,337)

Net cash used in financing activities	(11,353)	(14,197)

Net increase in cash and cash equivalents	9,158	22,241

Cash and cash equivalents at beginning of period	116,617	84,611

Cash and cash equivalents at end of period	$125,775	$106,852

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$25,380	11,882

Non-cash investing and financing activities:
Unrealized loss on marketable securities, net of tax	$(22)	$—

Common stock issued at fair value for Opus earnout settlement	$11,888	$—

Effective July 26, 2011, the Company acquired CQI in a transaction summarized as follows:
Fair value of net assets acquired	$9,086
Cash paid	(2,737)
Common stock issued at fair value	(2,864)
Purchase price holdback	(600)
Fair value of contingent consideration	(2,346)

Liabilities assumed	$539

Effective April 29, 2011, the Company acquired
IntraNexus in a transaction summarized as follows:
Fair value of net assets acquired	$4,524
Cash paid	(3,279)
Purchase price holdback	(125)
Fair value of contingent consideration	(800)

Liabilities assumed	$320

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems (“NextGen”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”), Practice Management Partners, Inc. (“PMP”), NextGen Inpatient Solutions, LLC (“NextGen IS” f/k/a Sphere), Opus Healthcare Solutions, LLC (“Opus”), IntraNexus, Inc. (“IntraNexus”), CQI Solutions, Inc. (“CQI”), and Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.
Basis of Presentation. The accompanying unaudited consolidated financial statements as of September 30, 2011 and for the three and six months ended September 30, 2011 and 2010 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Amounts related to disclosures of March 31, 2011 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
Certain prior period amounts have been reclassified to conform with fiscal year 2012 presentation.
References to amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.
On July 27, 2011, the Company’s Board of Directors approved a two-for-one stock split (the “stock split”) of the Company’s outstanding shares of common stock. Shareholders of record at the close of business on October 6, 2011 received one additional share for every outstanding share held on the record date. The additional shares were distributed on October 26, 2011. All share and per share data provided herein gives effect to this stock split, applied retroactively.
Revenue Recognition. The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers, or VARs. The Company also generates revenue from sales of hardware and third-party software, implementation, training, electronic data interchange (“EDI”), post-contract support (maintenance) and other services, including revenue cycle management (“RCM”), performed for clients who license its products.
A typical system contract contains multiple elements of the above items. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of those elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. The Company has established VSOE for the related undelivered elements based on the bell-shaped curve method. Maintenance VSOE for the Company’s largest clients is based on stated renewal rates only if the rate is determined to be substantive and falls within the Company’s customary pricing practices.
When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements’ fair value relative to the total contract fair value.
When evidence of fair value exists for the undelivered elements only, the residual method is used. Under the residual method, the Company defers revenue related to the undelivered elements in a system sale based on VSOE of fair value of each of the undelivered elements and allocates the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.
The Company bills for the entire system sales contract amount upon contract execution except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third-party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collection risk is high, the revenue is deferred until collection occurs or becomes probable. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company’s arrangements must include the following characteristics:
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
The Company ensures that the following criteria have been met prior to recognition of revenue:
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
Revenue related to sales arrangements that include hosting or the right to use software stored on the Company’s hardware is recognized in accordance to the same revenue recognition criteria discussed above only if the customer has the contractual right to take possession of the software without incurring a significant penalty and it is feasible for the customer to either host the software themselves or through another third-party. Otherwise, the arrangement is accounted for as a service contract in which the entire arrangement is deferred and recognized during the period that the hosting services are being performed.
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
Goodwill. Goodwill is related to the NextGen, HSI, PMP, NextGen IS, Opus, IntraNexus and CQI acquisitions (see Notes 3 and 4). The Company tests goodwill for impairment annually at the end of its first fiscal quarter, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.
The Company has determined that NextGen qualifies as a separate reporting unit while HSI and PMP are aggregated as one reporting unit (the Practice Solutions Division) and NextGen IS, Opus, IntraNexus and CQI are aggregated as a separate reporting unit (the Inpatient Solutions Division) for which goodwill impairment testing is performed.
An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. As of September 30, 2011, the Company has not identified any events or circumstances that would require an interim goodwill impairment test. See Note 4.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of income for three and six months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Costs and expenses:
Cost of revenue	$70	$69	$119	$137
Research and development costs	44	44	77	72
Selling, general and administrative	591	686	1,465	1,655

Total share-based compensation	705	799	1,661	1,864
Amounts capitalized in software development costs	—	(1)	—	(2)

Amounts charged against earnings, before income tax benefit	$705	$798	$1,661	$1,862
Related income tax benefit	(260)	(315)	(618)	(663)

Decrease in net income	$445	$483	$1,043	$1,199

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
In December 2010, FASB issued an amendment to goodwill impairment test. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. There was no material impact from the adoption of this guidance on the Company’s consolidated financial position or results of operations since the Company does not have any reporting units with zero or negative carrying amounts.
In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial position or results of operations but may have an effect on the required disclosures for future business combinations.
In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Companies will be allowed to first perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is optional and effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is evaluating the option of adding a qualitative assessment to its goodwill impairment test.

2. Fair Value Measurements
The following tables sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2011 and March 31, 2011:

		Quoted Prices
		in Active	Significant
		Markets for	Other
	Balance at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$125,775	$125,775	$—	$—
Restricted cash	2,848	2,848	—	—
Marketable securities (2)	1,098	1,098	—	—

	$129,721	$129,721	$—	$—

LIABILITIES
Contingent consideration related to acquisitions	$3,771	$—	$—	$3,771

	$3,771	$—	$—	$3,771

		Quoted Prices
		in Active	Significant
		Markets for	Other
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$116,617	$116,617	$—	$—
Restricted cash	3,787	3,787	—	—
Marketable securities (2)	1,120	1,120	—	—

	$121,524	$121,524	$—	$—

LIABILITIES
Contingent consideration related to acquisitions	$13,658	$—	$12,743	$915

	$13,658	$—	$12,743	$915

(1)	Cash and cash equivalents consists of money market funds and certificates of deposit.

(2)	Marketable securities consists of municipal fixed-income municipal securities.
The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability for NextGen IS, IntraNexus, and CQI were estimated based on the probability of achieving certain business milestones and management’s forecast of expected revenues. See Note 3.

The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the six months ended September 30, 2011:

Total
Liabilities
Balance at April 1, 2011	$915
Acquisition (Note 3)	3,146
Earnout payments	(290)
Fair Value Adjustments	—

Balance at September 30, 2011	$3,771

Non-Recurring Fair Value Measurements
The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the six months ended September 30, 2011, there were no adjustments to fair value of such assets, except for the intangible assets acquired from CQI as discussed below in Note 3.
3. Business Combinations
On July 26, 2011, the Company acquired CQI, a provider of hospital systems for surgery management. The CQI purchase price totaled $8,546, including contingent consideration payable over a two year period with a fair value of $2,346, which was estimated based on management’s forecast of expected revenues, but in no event shall exceed $3,000.
On April 29, 2011, the Company acquired IntraNexus, a provider of Web-based integrated clinical and hospital information systems. The IntraNexus purchase price totaled $4,204, including contingent consideration payable over a three year period with a fair value of $800, which was estimated based on management’s forecast of expected revenues, but in no event shall exceed $1,650.
The Company accounted for the CQI and IntraNexus acquisitions as purchase business combinations. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method as well as the relief from royalty method approach.
The total purchase price for IntraNexus and CQI is summarized as follows:

	IntraNexus	CQI
Cash paid	$3,279	$2,737
Purchase price holdback	125	600
Common stock issued at fair value	—	2,863
Contingent consideration	800	2,346

Total purchase price	$4,204	$8,546

The following table summarizes the final allocation of the IntraNexus and CQI purchase price:

	IntraNexus	CQI
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$—	$222
Current assets (including accounts receivable of $464 and $409 for IntraNexus and CQI, respectively)	691	410
Accounts payable and accrued liabilities	(226)	(19)
Equipment and improvements and other long-term assets	—	221
Deferred revenues	(94)	(520)

Total net tangible assets acquired and liabilities assumed	371	314

Fair value of identifiable intangible assets acquired:
Customer relationships	1,100	600
Software technology	830	5,100
Goodwill (including assembled workforce of $120 for IntraNexus)	1,903	2,532

Total identifiable intangible assets acquired	3,833	8,232

Total purchase price	$4,204	$8,546

The pro forma effects of the CQI and IntraNexus acquisitions would not have been material to the Company’s results of operations and is therefore not presented.
4. Goodwill
The Company does not amortize goodwill as the goodwill has been determined to have an indefinite useful life.
Goodwill consists of the following:

	March 31,		September 30,
	2011	Acquisitions	2011
NextGen Division
NextGen Healthcare Information Systems, Inc.	$1,840	$—	$1,840

Total NextGen Division goodwill	1,840	—	1,840

Inpatient Solutions Division
CQI Solutions, Inc.	—	2,532	2,532
IntraNexus, Inc.	—	1,903	1,903
Opus Healthcare Solutions, Inc.	13,537	—	13,537
NextGen Inpatient Solutions, LLC	1,020	—	1,020

Total Inpatient Solutions Division goodwill	14,557	4,435	18,992

Practice Solutions Division
Practice Management Partners, Inc.	19,485	—	19,485
Healthcare Strategic Initiatives	10,839	—	10,839

Total Practice Solutions Division goodwill	30,324	—	30,324

Total goodwill	$46,721	$4,435	$51,156

5. Intangible Assets
In connection with the CQI acquisition, the Company recorded $5,700 of intangible assets related to customer relationships and software technology. The Company is amortizing the customer relationships over 5 years and the software technology over 7 years.
In connection with the IntraNexus acquisition, the Company recorded $1,930 of intangible assets related to customer relationships and software technology. The Company is amortizing the customer relationships over 5 years and the software technology over 4 years.
The Company’s intangible assets, other than capitalized software development costs, with determinable lives are summarized as follows:

	September 30, 2011
	Customer		Software
	Relationships	Trade Name	Technology	Total
Gross carrying amount	$11,906	$637	$18,049	$30,592
Accumulated amortization	(4,801)	(509)	(2,741)	(8,051)

Net intangible assets	$7,105	$128	$15,308	$22,541

	March 31, 2011
	Customer		Software
	Relationships	Trade Name	Technology	Total
Gross carrying amount	$10,206	$637	$12,119	$22,962
Accumulated amortization	(3,879)	(429)	(1,764)	(6,072)

Net intangible assets	$6,327	$208	$10,355	$16,890

Activity related to the intangible assets for the six months ended September 30, 2011 and 2010 is summarized as follows:

	Customer		Software
	Relationships	Trade Name	Technology	Total
Balance as of April 1, 2011	$6,327	$208	$10,355	$16,890
Acquisition	1,700	—	5,930	7,630
Amortization (1)	(922)	(80)	(977)	(1,979)

Balance as of September 30, 2011	$7,105	$128	$15,308	$22,541

	Customer		Software
	Relationships	Trade Name	Technology	Total
Balance as of April 1, 2010	$7,849	$368	$11,928	$20,145
Amortization (1)	(712)	(80)	(803)	(1,595)

Balance as of September 30, 2010	$7,137	$288	$11,125	$18,550

(1)	Amortization of the customer relationships and trade name intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software, hardware and supplies.
The following table represents the remaining estimated amortization of intangible assets with determinable lives as of September 30, 2011:

For the year ended March 31, 2012 (remaining six months)	$2,298
2013	4,460
2014	4,331
2015	3,289
2016 and beyond	8,163

Total	$22,541

6. Capitalized Software Costs
The Company’s capitalized software development costs are summarized as follows:

	September 30,	March 31,
	2011	2011
Gross carrying amount	$58,256	$52,123
Accumulated amortization	(40,861)	(36,973)

Net capitalized software costs	$17,395	$15,150

Activity related to net capitalized software costs for the six months ended September 30, 2011 and 2010 is summarized as follows:

	2011	2010
Balance as of April 1	$15,150	$11,546
Capitalized	6,133	5,706
Amortization	(3,888)	(3,453)

Balance as of September 30	$17,395	$13,799

The following table represents the remaining estimated amortization of capitalized software costs as of September 30, 2011:

For the year ended March 31, 2012 (remaining six months)	$4,317
2013	7,313
2014	4,749
2015	1,016

Total	$17,395

7. Composition of Certain Financial Statement Captions
Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	September 30,	March 31,
	2011	2011
Accounts receivable, excluding undelivered software, maintenance and services	$101,789	$90,487
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	56,360	56,002

Accounts receivable, gross	158,149	146,489

Allowance for doubtful accounts	(7,925)	(6,717)

Accounts receivable, net	$150,224	$139,772

Inventories are summarized as follows:

	September 30,	March 31,
	2011	2011
Computer systems and components, net	$2,783	$1,925
Miscellaneous parts and supplies	8	8

Inventories	$2,791	$1,933

Equipment and improvements are summarized as follows:

	September 30,	March 31,
	2011	2011
Computer equipment	$22,611	$23,567
Furniture and fixtures	5,773	5,861
Leasehold improvements	4,152	4,434

	32,536	33,862
Accumulated depreciation and amortization	(17,683)	(21,263)

Equipment and improvements, net	$14,853	$12,599

Current and non-current deferred revenue are summarized as follows:

	September 30,	March 31,
	2011	2011
Maintenance	$12,665	$11,108
Implementation services	57,334	52,197
Annual license services	10,410	10,127
Undelivered software and other	2,882	3,263

Deferred revenue	$83,291	$76,695

Deferred revenue, net of current	$1,272	$1,099

Accrued compensation and related benefits are summarized as follows:

	September 30,	March 31,
	2011	2011
Payroll, bonus and commission	$3,718	$5,014
Vacation	6,075	5,233

Accrued compensation and related benefits	$9,793	$10,247

Other current liabilities are summarized as follows:

	September 30,	March 31,
	2011	2011
Care services liabilities	$2,848	$3,787
Contingent consideration related to acquisitions	2,577	13,658
Accrued EDI expense	2,348	2,801
Users Group Meeting (UGM) accrual	1,729	449
Professional services	1,677	155
Accrued travel	961	1,026
Self insurance reserve	690	475
Sales tax payable	682	589
Customer deposits	640	962
Outside commission payable	587	599
Deferred rent	557	437
Accrued royalties	477	1,752
Other accrued expenses	2,405	2,626

Other current liabilities	$18,178	$29,316

8. Income Tax
The provision for income taxes for the three months ended September 30, 2011 and 2010 was approximately $11.0 million and $7.6 million, respectively. The effective tax rates were 34.9% and 36.1% for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate decreased as compared to the same prior year period primarily due to increased benefits from the qualified activities deduction, research and development credits, which were not included in the provision for the same prior year period but included in the provision for the current year, increased deductions related to incentive stock options that were exercised in the current quarter and fluctuations in the state effective tax rate.
The provision for income taxes for the six months ended September 30, 2011 and 2010 was approximately $20,882 and $14,576, respectively. The effective tax rates for the six months ended September 30, 2011 and 2010 were 34.6% and 36.4%, respectively. The provision for income taxes for the six months ended September 30, 2011 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, and the qualified production activities deduction. The effective rate for the six months ended September 30, 2011 decreased as compared to the same prior year period primarily due to increased benefits from the qualified production activities deduction, research and development credits, which were not included in the provision for the same prior year period but included in the provision in the current year.
Uncertain tax positions
As of September 30, 2011, the Company has provided a liability of $484 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, $484 would impact the Company’s effective tax rate. The reserve for the six months ended September 30, 2011 decreased from the same prior year period by $176 due to the expiration of the statute of limitations of prior year tax positions of acquired companies.
The Company’s income tax returns filed for tax years 2007 through 2009 and 2006 through 2009 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently under examination by the IRS and is under examination by three state income tax authorities and pending examinations by three additional state agencies. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.
9. Earnings per Share
The Company provides dual presentation of “basic” and “diluted” earnings per share (“EPS”).

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Net income	$20,496	$13,430	$39,479	$25,522
Basic net income per share:
Weighted-average shares outstanding — Basic	58,664	57,870	58,511	57,830

Basic net income per common share	$0.35	$0.23	$0.67	$0.44

Net income	$20,496	$13,430	$39,479	$25,522

Diluted net income per share:
Weighted-average shares outstanding — Basic	58,664	57,870	58,511	57,830
Effect of potentially dilutive securities	341	286	391	302

Weighted-average shares outstanding — Diluted	59,005	58,156	58,902	58,132

Diluted net income per common share	$0.35	$0.23	$0.67	$0.44

The computation of diluted net income per share does not include 455 and 307 options to acquire shares of common stock for the three and six months ended September 30, 2011, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
The computation of diluted net income per share does not include 568 and 537 options to acquire shares of common stock for the three and six months ended September 30, 2010, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

10. Share-Based Awards
All share and per share data provided within this footnote is adjusted for the effect of the stock split, as discussed in Note 1.
Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 8,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of September 30, 2011, there were 223,714 outstanding options related to this Plan.
In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of September 30, 2011, there were 1,126,748 outstanding options and 3,233,660 shares available for future grant related to this Plan.
A summary of stock option transactions during the six months ended September 30, 2011 is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, April 1, 2011	1,397,556	$22.20	3.9
Granted	459,400	43.04	7.7
Exercised	(364,014)	18.63	1.5	$10,874
Forfeited/Canceled	(142,480)	37.77	7.0

Outstanding, September 30, 2011	1,350,462	$28.61	5.0	$26,864

Vested and expected to vest, September 30, 2011	1,306,602	$28.52	4.9	$26,107

Exercisable, September 30, 2011	412,636	$18.78	2.2	$12,263

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Six Months	Six Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Expected life	4.3 years	4.2 years
Expected volatility	41.2%	44.3% - 44.7%
Expected dividends	1.6%	2.1% - 2.2%
Risk-free rate	1.8%	1.6% - 2.1%
The weighted average grant date fair value of stock options granted during the six months ended September 30, 2011 and 2010 was $13.32 and $9.11 per share, respectively.

The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 3.8% and 2.4% for employee options for the six months ended September 30, 2011 and 2010, respectively, and 0.0% for director options for the six months ended September 30, 2011 and 2010. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.
During the six months ended September 30, 2011, a total of 459,400 options to purchase shares of common stock were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2012 and 2011 is as follows:

	Number of		Vesting
Option Grant Date	Shares	Exercise Price	Terms (1)	Expires
May 31, 2011	459,400	$43.04	Five years	May 31, 2019

Fiscal year 2012 option grants	459,400

November 29, 2010	20,000	$32.16	Five years	November 29, 2018
August 3, 2010	10,000	$27.62	Five years	August 3, 2018
June 4, 2010	50,000	$28.15	Five years	June 4, 2018
June 2, 2010	30,000	$29.31	Five years	June 2, 2018

Fiscal year 2011 option grants	110,000

(1)	Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.
Performance-Based Awards
On May 25, 2011, the Board of Directors approved its fiscal year 2012 equity incentive program for certain employees to be awarded options to purchase the Company’s common stock. The maximum number of options available under the equity incentive program plan is 600,000, of which 300,000 are reserved for the Company’s named executive officers and 300,000 for non-executive employees of the Company. Under the program, executives are eligible to receive options based on meeting certain target increases in earnings per share performance and revenue growth during fiscal year 2012. Under the program, the non-executive employees are eligible to receive options based on satisfying certain management established criteria and recommendations of senior management. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years and vesting in five equal annual installments commencing one year following the date of grant.
Compensation expense associated with the performance based awards under the Company’s equity incentive plans are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and recorded stock compensation expense related to the performance based awards of approximately $345 and $128 during the six months ended September 30, 2011 and 2010, respectively, using the assumptions below.

	Six Months	Six Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Expected life	4.3 years	4.2 years
Expected volatility	41.2% - 42.2%	44.4%
Expected dividends	1.4% - 1.6%	2.1%
Risk-free rate	1.0% - 1.8%	1.8%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the six months ended September 30, 2011 is summarized as follows:

		Weighted-
		Average
	Non-Vested	Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2011	803,036	$8.08
Granted	459,400	13.32
Vested	(182,130)	6.10
Forfeited/Canceled	(142,480)	11.81

Outstanding, September 30, 2011	937,826	$10.47

As of September 30, 2011, $8,401 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.4 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2011 and 2010 was $1,111 and $1,508, respectively.
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
As of September 30, 2011, 56,960 restricted stock units have been awarded under this Plan from inception to date and approximately $246 and $220 of compensation expense related to these restricted stock units was recorded during the six months ended September 30, 2011 and 2010, respectively. Restricted stock units activity for the six months ended September 30, 2011 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2011	22,896	$27.09
Granted	22,668	39.75
Vested	(14,896)	27.19

Outstanding, September 30, 2011	30,668	$36.41

As of September 30, 2011, $1,023 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted-average period of 2.2 years. This amount does not include the cost of new restricted stock units that may be granted in future periods.
11. Concentration of Credit Risk
The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2011. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

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

13. Operating Segment Information
The Company has prepared operating segment information to report components that are evaluated regularly by its chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
In January 2011, QSIH was formed in Bangalore, India to function as the Company’s India-based captive to offshore technology application development and business processing services.
Operating segment data is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenue:
QSI Dental Division	$4,512	$4,646	$9,607	$9,998
NextGen Division	82,489	60,945	157,114	123,616
Inpatient Solutions Division	8,453	3,813	15,744	6,972
Practice Solutions Division	12,180	12,053	25,611	23,798

Consolidated revenue	$107,634	$81,457	$208,076	$164,384

Operating income:
QSI Dental Division	$620	$967	$1,898	$2,558
NextGen Division	34,310	22,603	63,635	45,157
Inpatient Solutions Division	2,451	1,342	5,513	1,577
Practice Solutions Division	1,098	1,277	3,139	1,464
Unallocated corporate expense (1)	(6,912)	(5,366)	(13,799)	(10,906)

Consolidated operating income	$31,567	$20,823	$60,386	$39,850

(1)	Unallocated corporate expense includes eliminations relating to QSIH revenues and related expenses included in the results of the operating segments. For the six months ended September 30, 2011 and 2010, eliminations were not significant.
Management evaluates performance based upon stand-alone segment operating income. Because the Company does not evaluate performance based upon return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.
All of the recorded goodwill at September 30, 2011 relates to the Company’s NextGen Division, Inpatient Solutions Division and Practice Solutions Division. The goodwill relating to the acquisitions of HSI and PMP is recorded in the Practice Solutions Division. The goodwill amounts relating to the acquisitions of CQI, IntraNexus, Opus and NextGen IS are recorded in the Inpatient Solutions Division. See Note 4.
14. Subsequent Events
On October 26, 2011, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of December 20, 2011 with an expected distribution date on or about January 5, 2012.

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

Management Overview
Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions and are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Inpatient Solutions Division and (iv) the Practice Solutions Division. In fiscal, 2011, we opened a captive entity in India named Quality Systems India Healthcare Private Limited (“QSIH”). We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.
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
Our strategy is, at present, to focus on providing software and services to the medical and dental community both in an ambulatory and inpatient setting. The key elements of this strategy are to continue development and enhancement of select software solutions in target markets, to continue to bring further integration between the Company’s ambulatory and inpatient products, to continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation and support, to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, to add new clients through maintaining and expanding sales, marketing and product development activities and to expand our relationship with existing clients through delivery of add-on and complementary products and services and continuing our gold-standard commitment of service in support of our client satisfaction programs. We believe that our growing customer base which is using our software on a daily basis constitutes a strategic asset. We intend to expand our product and service offerings towards our customer base in order to leverage this strategic asset.
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

Company Overview
Quality Systems, Inc., a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980’s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid-1990’s, we made two acquisitions that accelerated our penetration of the medical market. These two acquisitions formed the basis for the NextGen Division. In 2008, we acquired two revenue cycle management companies that formed the basis of our Practice Solutions Division, which provides revenue cycle management services. Since 2009, we have completed four acquisitions that formed the basis of our Inpatient Solutions Division. Today, we serve the physician, inpatient and dental markets through our four business segments: QSI Dental Division, NextGen Division, Inpatient Solutions Division and Practice Solutions Division.
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
The following table breaks down our reported segment revenue and segment revenue growth by division for the three and six months ended September 30, 2011 and 2010:

	Segment Revenue Breakdown		Segment Revenue Growth
	Six Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
QSI Dental Division	4.6%	6.1%	(3.9)%	23.3%
NextGen Division	75.5%	75.2%	27.1%	13.7%
Inpatient Solutions Division (1)	7.6%	4.2%	125.8%	N/A
Practice Solutions Division	12.3%	14.5%	7.6%	10.8%

Consolidated	100.0%	100.0%	26.6%	18.8%

(1)	Inpatient Solutions Division consists of four acquisitions: CQI, IntraNexus, Opus and NextGen IS, acquired in July 2011, April 2011, February 2010 and August 2009, respectively.
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
On July 26, 2011, we acquired CQI Solutions, Inc. (“CQI”), a provider of hospital systems for surgery management. On April 29, 2011, we acquired IntraNexus, Inc. (“IntraNexus”), a provider of Web-based integrated clinical and hospital information systems. On February 10, 2010, we acquired Opus Healthcare Solutions, Inc. (“Opus”), a provider of Web-based clinical solutions to hospital systems and integrated health networks nationwide. And on August 12, 2009, we acquired NextGen Inpatient Solutions, LLC (“NextGen IS” f/k/a Sphere), a provider of financial information systems to the small hospital inpatient market. These acquisitions are part of our strategy to expand into the small hospital market and to add new clients by taking advantage of cross-selling opportunities between the ambulatory and inpatient markets. The acquired companies are established developers of software and services for the inpatient market and operate under the Company’s Inpatient Solutions Division.

Overview of Our Results
▪	Consolidated revenue increased 26.6% and income from operations grew by 51.5% in the six months ended September 30, 2011 as compared to the same prior year period. Revenue was positively impacted by growth in system sales as well as maintenance and EDI revenue, which grew 34.1%, 25.7% and 21.0%, respectively.

▪	The increase in income from operations was partially offset by: (a) higher selling, general and administrative expenses, which was primarily a result of increased headcount expenses and selling-related expenses at the NextGen Division, (b) increased research and development costs and (c) higher corporate-related expenses.

▪	We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, financial incentives from the ARRA to physicians who adopt electronic health records, as well as increased adoption rates for electronic health records and other technology in the healthcare arena.

▪	While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the current economic environment, combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records, makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.
NextGen Division
▪	NextGen Division revenue increased 27.1% in the six months ended September 30, 2011 and divisional operating income (excluding unallocated corporate expenses) increased 40.9% as compared to the same prior year period.

▪	Recurring revenue, which consists primarily of maintenance and EDI revenue, increased 24.5% to $77.8 million and accounted for 49.5% of total NextGen Division revenue for the six months ended September 30, 2011. In the same period a year ago, recurring revenue of $62.5 million represented 50.6% of total NextGen Division revenue.

▪	During the six months ended September 30, 2011, we added staffing resources and increased our investment in research and development in anticipation of growth from the ARRA. Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, integrating our inpatient and ambulatory software products, developing new products for targeted markets, continuing to add new clients, selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within the Practice Solutions Division and the Inpatient Solutions Division.

▪	The NextGen Division’s growth is attributed to a strong brand name and reputation within a growing marketplace for electronic health records and investments in sales and marketing activities, including new marketing campaigns, trade show attendance and other expanded advertising and marketing expenditures. We have also benefited from winning numerous industry awards for the NextGen Division’s flagship NextGenehr and NextGenpm software products and more recently in 2010 for its NextGen HIE product. Further, the increasing acceptance of electronic records technology in the healthcare industry continues to provide growth opportunities.
QSI Dental Division
▪	QSI Dental Division revenue decreased 3.9% in the six months ended September 30, 2011 and divisional operating income (excluding unallocated corporate expenses) decreased 25.8% as compared to the same prior year period. The decline is the result of a drop in system sales which is subject to variability from period to period.

▪	The QSI Dental Division is well-positioned to sell to the FQHCs market and intends to continue leveraging the NextGen Division’s sales force to sell its dental electronic medical records software to practices that provide both medical and dental services, such as FQHCs, which are receiving grants as part of the ARRA.

▪	Our goal for the QSI Dental Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new NextDDS™ product.
Practice Solutions Division
▪	Practice Solutions Division revenue increased 7.6% in the six months ended September 30, 2011. Divisional operating income (excluding unallocated corporate expenses) increased to $3.1 million in the six months ended September 30, 2011 as compared to $1.5 for the same prior year period.

▪	The Practice Solutions Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients and well as new clients added during the six months ended September 30, 2011. The division also benefited from the cross sale of software and services to its existing customers. Systems sales to existing Practice Solutions customers are credited to the division.

▪	Operating income as a percentage of revenue increased to approximately 12.3% of revenue in the six months ended September 30, 2011 versus 6.2% of revenue in the same prior year period primarily as a result of higher RCM revenue as well as systems sales. The same prior year period also included higher expenses related to certain non-recurring integration related expenses related to integrating the two entities that make up the Division, transitioning and training of staff on the NextGen platform, initial set up and other costs related to achieving higher production volume from a new business.

Inpatient Solutions Division
▪	Inpatient Solutions Division revenue increased 125.8% in the six months ended September 30, 2011. Divisional operating income (excluding unallocated corporate expenses) increased to $5.5 million for the six months ended September 30, 2011 as compared to $1.6 for the same prior year period. This Division consists of four acquisitions, CQI, IntraNexus, Opus and NextGen IS, acquired in July 2011, April 2011, February 2010 and August 2009, respectively.

▪	The Inpatient Solutions Division has benefited from being able to offer both financial and CCHIT® certified clinical software, which has been packaged together. The Division has also benefited from cross-sell opportunities with existing NextGen Division customers, including hospitals that are owned or affiliated with physician offices.

▪	Operating income as a percentage of revenue increased to approximately 35.0% of revenue in the six months ended September 30, 2011 versus 22.6% of revenue in the same prior year period primarily as a result of a $8.8 million increase in divisional revenue, including system sales, implementation and training services, and maintenance.
The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
(Unaudited)	2011	2010	2011	2010
Revenues:
Software, hardware and supplies	29.6%	25.0%	29.2%	27.5%
Implementation and training services	5.7	5.5	5.6	5.4

System sales	35.3	30.5	34.8	32.8

Maintenance	32.7	33.8	32.1	32.3
Electronic data interchange services	11.1	12.5	11.6	12.1
Revenue cycle management and related services	10.4	13.7	11.1	13.4
Other services	10.5	9.5	10.5	9.4

Maintenance, EDI, RCM and other services	64.7	69.5	65.2	67.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	3.9	5.8	4.2	6.6
Implementation and training services	4.7	4.3	4.4	3.9

Total cost of system sales	8.6	10.0	8.6	10.6

Maintenance	3.7	4.0	3.8	4.1
Electronic data interchange services	7.4	8.3	7.7	8.2
Revenue cycle management and related services	7.9	10.1	8.3	10.0
Other services	5.9	4.6	5.8	4.9

Total cost of maintenance, EDI, RCM and other service	24.9	27.0	25.5	27.1

Total cost of revenue	33.5	37.0	34.1	37.7

Gross profit	66.5	63.0	65.9	62.3

Operating expenses:
Selling, general and administrative	29.9	30.5	29.6	31.1
Research and development costs	6.8	6.4	6.8	6.5
Amortization of acquired intangible assets	0.5	0.5	0.5	0.5

Total operating expenses	37.2	37.5	36.9	38.0

Income from operations	29.3	25.6	29.0	24.2

Interest income	0.1	0.2	0.1	0.1
Other income (expense), net	(0.1)	0.1	(0.1)	0.0

Income before provision for income taxes	29.3	25.9	29.0	24.4
Provision for income taxes	10.2	9.3	10.0	8.9

Net income	19.0%	16.5%	19.0%	15.5%

Comparison of the Three Months Ended September 30, 2011 and September 30, 2010
During fiscal year 2011, as a result of certain organizational changes, the composition of the Company’s NextGen Division was revised to exclude the Company’s inpatient solutions entities (Opus and NextGen IS), both of which are now aggregated in the Company’s Inpatient Solutions Division. Following the reorganization, the Company now operates four reportable segments (not including Corporate), comprised of the NextGen Division, the Inpatient Solutions Division, the QSI Dental Division and the Practice Solutions Division.
Prior period segment results were revised accordingly to reflect the organizational changes. The results of operations related to the fiscal year 2010 acquisitions of Opus and NextGen IS are now included in the Inpatient Solutions Division. The results of operations related to the fiscal year 2009 acquisitions of HSI and PMP are included in the Practice Solutions Division.
Net Income. The Company’s net income for the three months ended September 30, 2011 was $20.5 million, or $0.35 per share on both a basic and fully diluted basis. In comparison, we earned $13.4 million, or $0.23 per share on a basic and fully diluted basis for the three months ended September 30, 2010. The increase in net income for the three months ended September 30, 2011 was primarily attributed to the following:
•	a 32.1% increase in consolidated revenue, including an increase in revenues of $21.5 million from our NextGen Division and $4.6 million from our Inpatient Solutions Division;

•	a 65.5% increase in software license revenue, which accounted for 79.3% of system sales;

•	an increase in recurring revenue, including maintenance and EDI revenue, which grew 27.9% and 18.2%, respectively, compared to the prior year period; offset by

•	an increase in selling, general and administrative expenses and research and development costs.
Revenue. Revenue for the three months ended September 30, 2011 increased 32.1% to $107.6 million from $81.5 million for the three months ended September 30, 2010. NextGen Division revenue increased 35.4% to $82.5 million from $60.9 million in the three months ended September 30, 2010, QSI Dental Division revenue decreased 2.9% to $4.5 million from $4.6 million, Practice Solutions Division revenue increased 1.0% to $12.2 million from $12.1 million, and Inpatient Solutions Division revenue increased 121.7% during that same period to $8.5 million from $3.8 million.
System Sales. Revenue earned from Company-wide sales of systems for the three months ended September 30, 2011 increased 52.6% to $38.0 million from $24.9 million in the same prior year period.
Our increase in revenue from sales of systems was principally the result of a 47.3% increase in category revenue at our NextGen Division and a 209.3% increase at our Inpatient Solutions Division. NextGen Division sales in this category grew $10.5 million to $32.6 million during the three months ended September 30, 2011 from $22.2 million during the same prior year period while the Inpatient Solutions Division delivered a $2.8 million increase in category revenue to $4.2 million in the three months ended September 30, 2011 as compared to $1.4 million in the same prior year period. The increases were driven by higher sales of software to both new and existing clients at the NextGen Division and higher software and implementation revenue at the Inpatient Solutions Division. Our acquisition of CQI in July 2011 positively impacted systems sales in the Inpatient Division
The following table breaks down our reported system sales into software, hardware, third-party software, supplies and implementation and training services components on a consolidated and divisional basis for the three months ended September 30, 2011 and 2010 (in thousands):

		Hardware, Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales
Three Months Ended September 30, 2011
QSI Dental Division	$397	$451	$241	$1,089
NextGen Division	27,056	982	4,590	32,628
Inpatient Solutions Division	2,621	340	1,217	4,178
Practice Solutions Division	13	—	46	59

Consolidated	$30,087	$1,773	$6,094	$37,954

Three Months Ended September 30, 2010
QSI Dental Division	$565	$388	$271	$1,224
NextGen Division	16,560	1,711	3,887	22,158
Inpatient Solutions Division	1,011	88	252	1,351
Practice Solutions Division	45	7	89	141

Consolidated	$18,181	$2,194	$4,499	$24,874

NextGen Division software license revenue increased 63.4% in the three months ended September 30, 2011 versus the same period last year. The Division’s software revenue accounted for 82.9% of divisional system sales revenue during the three months ended September 30, 2011 compared to 74.7% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
During the three months ended September 30, 2011, 3.0% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 7.7% during same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the Division’s sales arrangements is typically at the request of our clients.
Implementation and training revenue related to system sales at the NextGen Division increased 18.1% in the three months ended September 30, 2011 compared to the same prior year period. Implementation and training revenue related to system sales at the Inpatient Solutions Division increased 382.9%, in the three months ended September 30, 2011 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the three months ended September 30, 2011 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions and our ability to retain current staff members.
For the QSI Dental Division, total system sales decreased $0.1 million, or 11.0%, to $1.1 million in the three months ended September 30, 2011 as compared to $1.2 million in the same prior year period. Systems sales in the same prior year period included a larger amount of software compared to the current year period.
Maintenance, EDI, RCM and Other Services. For the three months ended September 30, 2011, Company-wide revenue from maintenance, EDI, RCM and other services grew 23.1% to $69.7 million from $56.6 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen and Inpatient Solutions Divisions.
Total NextGen Division maintenance revenue for the three months ended September 30, 2011 grew 26.2% to $29.7 million from $23.5 million for the same prior year period while NextGen Division EDI revenue grew 22.0% to $10.8 million compared to $8.9 million in the same prior year period. NextGen maintenance revenue for the quarter ended September 30, 2011 was positively impacted by the recognition of revenue from a customer, which had been previously deferred due to collectability concerns, and resulted in an incremental increase in maintenance revenue compared to prior periods. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, follow-on training hours, consulting services and hosting services, increased 46.1% to $9.4 million in the three months ended September 30, 2011 from $6.4 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue and follow-on training services revenue to existing NextGen Division customers.

QSI Dental Division maintenance, EDI and other services revenue for the three months ended September 30, 2011 and 2010 was unchanged at $3.4 million. For the three months ended September 30, 2011, RCM revenue for the Practice Solutions Division was essentially unchanged at $11.1 million compared to $11.2 million in the same prior year period. RCM revenue was negatively impacted by delays in the implementation and ramp up of certain customers. For the Inpatient Solutions Division, maintenance and other services revenue for the three months ended September 30, 2011 increased 73.6% as compared to the same prior year period primarily because divisional maintenance revenue increased $1.4 million to $3.6 million from $2.2 million in the same prior year period. Inpatient Solutions Division maintenance and other services revenue was positively impacted by new customers as well as contributions by the CQI and IntraNexus acquisitions.
The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the three months ended September 30, 2011 and 2010 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended September 30, 2011
QSI Dental Division	$1,918	$1,189	$—	$316	$3,423
NextGen Division	29,653	10,796	—	9,412	49,861
Inpatient Solutions Division	3,619	—	—	656	4,275
Practice Solutions Division	24	—	11,142	955	12,121

Consolidated	$35,214	$11,985	$11,142	$11,339	$69,680

Three Months Ended September 30, 2010
QSI Dental Division	$1,821	$1,291	$—	$310	$3,422
NextGen Division	23,492	8,851	—	6,443	38,786
Inpatient Solutions Division	2,176	—	—	287	2,463
Practice Solutions Division	40	—	11,175	697	11,912

Consolidated	$27,529	$10,142	$11,175	$7,737	$56,583

Maintenance revenue for the NextGen Division increased by $6.2 million for the three months ended September 30, 2011 as compared to the same prior year period. The growth in maintenance revenue is a result of a $3.9 million increase related to net additional licenses from new clients and existing clients, $2.0 million in revenue recognized during the quarter which had previously been deferred due to a customer collectability issue, and approximately $0.3 million related to a price increase that became effective during the quarter ended September 30, 2011.
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
Cost of Revenue. Cost of revenue for the three months ended September 30, 2011 increased 19.6% to $36.0 million from $30.1 million in the same prior year period and the cost of revenue as a percentage of revenue decreased to 33.5% from 37.0% primarily due to a lower amount of hardware included in systems sales as compared to the same prior year period as well as higher margins achieved from EDI revenue in the current year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	%	2010	%
QSI Dental Division
Revenue	$4,512	100.0%	$4,646	100.0%
Cost of revenue	2,102	46.6%	2,255	48.5%

Gross profit	$2,410	53.4%	$2,391	51.5%

NextGen Division
Revenue	$82,489	100.0%	$60,944	100.0%
Cost of revenue	22,240	27.0%	18,460	30.3%

Gross profit	$60,249	73.0%	$42,484	69.7%

Inpatient Solutions Division
Revenue	$8,453	100.0%	$3,814	100.0%
Cost of revenue	2,360	27.9%	943	24.7%

Gross profit	$6,093	72.1%	$2,871	75.3%

Practice Solutions Division
Revenue	$12,180	100.0%	$12,053	100.0%
Cost of revenue	8,760	71.9%	8,470	70.3%

Gross profit	$3,420	28.1%	$3,583	29.7%

Unallocated cost of revenue	$558	N/A	$—	N/A

Consolidated
Revenue	$107,634	100.0%	$81,457	100.0%
Cost of revenue	36,020	33.5%	30,128	37.0%

Gross profit	$71,614	66.5%	$51,329	63.0%

Gross profit margins at the QSI Dental Division for the three months ended September 30, 2011 increased to 53.4% from 51.5% for the same prior year period. Gross profit margins at the NextGen Division for three months ended September 30, 2011 increased to 73.0% compared to 69.7% for the same prior year period due to strong software sales and an increase in maintenance revenue, which yields higher margins than other services, along with improvements in EDI margins. Gross margin in the Inpatient Solutions Division decreased to 72.1% for the three months ended September 30, 2011 as compared to 75.3% for the same prior year period due to growth in implementation and training revenue which carries lower profit margins compared to software. Implementation and training revenue in the Inpatient Solutions Division represented approximately 14.4% of total revenue compared to 6.6% in the year ago period. Gross margin in the Practice Solutions Division decreased to 28.1% for the three months ended September 30, 2011 as compared to 29.7% for the same prior year period due to a decline in higher margin software revenue.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended September 30, 2011 and 2010:

	Hardware,	Payroll and
	Third Party	Related			Total Cost
	Software	Benefits	EDI	Other	of Revenue	Gross Profit
Three Months Ended September 30, 2011
QSI Dental Division	7.3%	22.4%	8.4%	8.5%	46.6%	53.4%
NextGen Division	1.0%	11.5%	7.7%	6.8%	27.0%	73.0%
Inpatient Solutions Division	3.6%	15.2%	0.0%	9.1%	27.9%	72.1%
Practice Solutions Division	0.0%	46.8%	2.0%	23.1%	71.9%	28.1%

Consolidated	1.4%	16.3%	6.5%	9.3%	33.5%	66.5%

Three Months Ended September 30, 2010
QSI Dental Division	7.5%	19.1%	13.2%	8.7%	48.5%	51.5%
NextGen Division	2.5%	11.1%	8.7%	8.0%	30.3%	69.7%
Inpatient Solutions Division	3.6%	17.0%	0.0%	4.1%	24.7%	75.3%
Practice Solutions Division	0.1%	43.2%	0.0%	27.0%	70.3%	29.7%

Consolidated	2.5%	16.6%	7.3%	10.6%	37.0%	63.0%

During the three months ended September 30, 2011, hardware and third-party software constituted a lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.
Our payroll and benefits expense associated with delivering our products and services decreased to 16.3% of consolidated revenue in the three months ended September 30, 2011 compared to 16.6% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $13.5 million in the three months ended September 30, 2010 to $17.5 million in the three months ended September 30, 2011, an increase of 29.5%, or approximately $4.0 million. Of the $4.0 million increase, approximately $0.5 million of the increase is related to the Practice Solutions Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $2.8 million in the NextGen Division, $0.6 million for the Inpatient Solutions Division and $0.1 million in the QSI Dental Division for the three months ended September 30, 2011 are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. The amount of share-based compensation expense included in cost of revenue was not significant for the three months ended September 30, 2011 and 2010.
Other expense, which primarily consists of third-party annual license, hosting costs and outsourcing costs, decreased to 9.3% of total revenue during the three months ended September 30, 2011 as compared to 10.6% for the same period a year ago. Other expenses declined as a percentage of revenue primarily due to a higher percentage of revenue from software licenses which do not carry a significant amount of other expenses.
As a result of the foregoing events and activities, the gross profit percentage for the Company increased to 66.5% for the three months ended September 30, 2011 versus 63.0% for the same prior year period.
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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2011 increased 29.6% to $32.2 million as compared to $24.8 million for the same prior year period. The increase in these expenses resulted primarily from:
•	$3.1 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$0.9 million increase in sales commissions primarily related to the NextGen Division;

•	$0.7 million increase in bad debt expense;

•	$2.7 million net increase in other selling and administrative expenses.
Share-based compensation expense was approximately $0.7 million for each of the three months ended September 30, 2011 and 2010, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 30.5% in the three months ended September 30, 2010 to 29.9% in the three months ended September 30, 2011.
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
Research and Development Costs. Research and development costs for the three months ended September 30, 2011 and 2010 were $7.4 million and $5.2 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen and Inpatient Solutions Divisions product lines including our ongoing project to bring greater integration between our ambulatory and inpatient software products and solutions. Additions to capitalized software costs offset increases in research and development costs. For the three months ended September 30, 2011 and 2010, our additions to capitalized software were at $3.6 million and $3.2 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. Research and development costs as a percentage of revenue increased to 6.8% in the three months ended September 30, 2011 from 6.4% for the same prior year period. Research and development expenses are expected to continue at or above current dollar levels as the Company is developing a new integrated inpatient and outpatient, web-based software platform as well continuing to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the three months ended September 30, 2011 and 2010.
Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets for the three months ended September 30, 2011 and 2010 were $0.5 million and $0.4 million, respectively.
Interest and Other Income. Total interest and other expense for the three months ended September 30, 2011 was $0.1 million of expense as compared to income of $0.2 million for the three months ended September 30, 2010. Interest and other income consist primarily of dividends and interest earned on our investments offset by foreign currency losses associated with our India captive which began operating in January 2011.
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
Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2011 and 2010 were $11.0 million and $7.6 million, respectively. The effective tax rates were 34.9% and 36.1% for the three months ended September 30, 2011 and 2010, respectively. The effective rate for the three months ended September 30, 2011 decreased as compared to the same prior year period primarily due to increased benefits from the qualified production activities deduction, research and development credits, which were not included in the provision for the same prior year period but included in the provision for the current year period, increased deductions related to incentive stock options that were exercised in the current quarter and fluctuations in the state effective tax rate.

Comparison of the Six Months Ended September 30, 2011 and September 30, 2010
During fiscal year 2011, as a result of certain organizational changes, the composition of the Company’s NextGen Division was revised to exclude the Company’s inpatient solutions entities (Opus and NextGen IS), both of which are now aggregated in the Company’s Inpatient Solutions Division. Following the reorganization, the Company now operates four reportable segments (not including Corporate), comprised of the NextGen Division, the Inpatient Solutions Division, the QSI Dental Division and the Practice Solutions Division.
Prior period segment results were revised accordingly to reflect the organizational changes. The results of operations related to the fiscal year 2010 acquisitions of Opus and NextGen IS are now included in the Inpatient Solutions Division. The results of operations related to the fiscal year 2009 acquisitions of HSI and PMP are included in the Practice Solutions Division.
Net Income. The Company’s net income for the six months ended September 30, 2011 was $39.5 million, or $0.67 per share on both a basic and fully diluted basis. In comparison, we earned $25.5 million, or $0.44 per share on a basic and fully diluted basis for the six months ended September 30, 2010. The increase in net income for the six months ended September 30, 2011 was primarily attributed to the following:
•	a 26.6% increase in consolidated revenue, including an increase in revenues of $33.5 million from our NextGen Division, $8.8 million from our Inpatient Solutions Division and $1.8 million from our Practice Solutions Division;

•	a 47.2% increase in software license revenue, which accounted for 79.0% of total system sales;

•	a 22.9% increase in recurring revenue, including RCM, maintenance and EDI revenue; offset by

•	an increase in selling, general and administrative expenses and research and development costs.
Revenue. Revenue for the six months ended September 30, 2011 increased 26.6% to $208.1 million from $164.4 million for the six months ended September 30, 2010. NextGen Division revenue increased 27.1% to $157.1 million from $123.6 million in the six months ended September 30, 2010, QSI Dental Division revenue decreased 3.9% to $9.6 million from $10.0 million, Practice Solutions Division revenue increased 7.6% to $25.6 million from $23.8 million, and Inpatient Solutions Division revenue increased 125.8% to $15.7 million from $7.0 million in the same prior year period.
System Sales. Revenue earned from Company-wide sales of systems for the six months ended September 30, 2011 increased 34.1% to $72.3 million from $53.9 million in the same prior year period.
Our increase in revenue from sales of systems was principally the result of a 26.8% increase in category revenue at our NextGen Division and a 225.2% increase at our Inpatient Solutions Division. NextGen Division sales in this category grew $12.8 million to $60.8 million during the six months ended September 30, 2011 from $47.9 million during the same prior year period while the Inpatient Solutions Division delivered a $5.5 million increase in category revenue to $8.0 million in the six months ended September 30, 2011 as compared to $2.4 million in the same prior year period. The increases were driven by higher sales of software to both new and existing clients at the NextGen Division and higher software and implementation revenue at the Inpatient Solutions Division.
The following table breaks down our reported system sales into software, hardware, third-party software, supplies and implementation and training services components on a consolidated and divisional basis for the six months ended September 30, 2011 and 2010 (in thousands):

		Hardware,
		Third	Implementation
		Party Software	and Training	Total System
	Software	and Supplies	Services	Sales
Six Months Ended September 30, 2011
QSI Dental Division	$1,293	$846	$660	$2,799
NextGen Division	50,229	2,299	8,243	60,771
Inpatient Solutions Division	4,930	493	2,542	7,965
Practice Solutions Division	681	—	121	802

Consolidated	$57,133	$3,638	$11,566	$72,337

Six Months Ended September 30, 2010
QSI Dental Division	$1,439	$1,271	$507	$3,217
NextGen Division	35,275	4,923	7,728	47,926
Inpatient Solutions Division	1,906	112	431	2,449
Practice Solutions Division	198	7	141	346

Consolidated	$38,818	$6,313	$8,807	$53,938

NextGen Division software license revenue increased 42.4% in the six months ended September 30, 2011 versus the same period last year. The Division’s software revenue accounted for 82.7% of divisional system sales revenue during the six months ended September 30, 2011 compared to 73.6% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
During the six months ended September 30, 2011, 3.8% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 10.3% during same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the Division’s sales arrangements is typically at the request of our clients.
Implementation and training revenue related to system sales at the NextGen Division increased 6.7% in the six months ended September 30, 2011 compared to the same prior year period. Implementation and training revenue related to system sales at the Inpatient Solutions Division increased 489.8%, in the six months ended September 30, 2011 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the six months ended September 30, 2011 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions and our ability to retain current staff members.
For the QSI Dental Division, total system sales decreased $0.4 million, or 13.0%, to $2.8 million in the six months ended September 30, 2011 as compared to $3.2 million in the same prior year period. Systems sales in the same prior year period included a larger amount of hardware compared to the current year period.
For the Practice Solutions Division, total system sales increased $0.5 million, or 131.8%, to $0.8 million in the six months ended September 30, 2011 as compared to the same prior year period. Systems sales revenue within the Practice Solutions Division is composed of sales to existing RCM clients only and can fluctuate given the size of the current client base of the Practice Solutions Division.
Maintenance, EDI, RCM and Other Services. For the six months ended September 30, 2011, Company-wide revenue from maintenance, EDI, RCM and other services grew 22.9% to $135.7 million from $110.4 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen and Inpatient Solutions Divisions and RCM revenue from the Practice Solutions Division.
Total NextGen Division maintenance revenue for the six months ended September 30, 2011 grew 24.4% to $56.2 million from $45.1 million for the same prior year period while NextGen Division EDI revenue grew 24.6% to $21.7 million compared to $17.4 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, follow-on training hours, consulting services and hosting services, increased 40.7% to $18.5 million in the six months ended September 30, 2011 from $13.2 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue and follow-on training services revenue to existing NextGen Division customers.
QSI Dental Division maintenance, EDI and other services revenue for the six months ended September 30, 2011 and 2010 was $6.8 million. For the six months ended September 30, 2011, RCM revenue for the Practice Solutions Division grew $1.1 million, or 4.9%, to $23.0 million compared to $21.9 million in the same prior year period primarily as a result of increases in RCM revenue to new and existing clients. For the Inpatient Solutions Division, maintenance and other services revenue for the six months ended September 30, 2011 increased 72.0% as compared to the same prior year period primarily because divisional maintenance revenue increased $2.5 million to $6.7 million from $4.2 million in the same prior year period.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the six months ended September 30, 2011 and 2010 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Six Months Ended September 30, 2011
QSI Dental Division	$3,767	$2,410	$—	$631	$6,808
NextGen Division	56,156	21,667	—	18,520	96,343
Inpatient Solutions Division	6,729	—	—	1,050	7,779
Practice Solutions Division	64	—	23,023	1,722	24,809

Consolidated	$66,716	$24,077	$23,023	$21,923	$135,739

Six Months Ended September 30, 2010
QSI Dental Division	$3,658	$2,515	$—	$608	$6,781
NextGen Division	45,137	17,391	—	13,162	75,690
Inpatient Solutions Division	4,192	—	—	331	4,523
Practice Solutions Division	78	—	21,947	1,427	23,452

Consolidated	$53,065	$19,906	$21,947	$15,528	$110,446

Maintenance revenue for the NextGen Division increased by $11.0 million for the six months ended September 30, 2011 as compared to the same prior year period. The growth in maintenance revenue is primarily a result of increases related to net additional licenses from new clients and existing clients as well as a price increase that became effective during the quarter ended September 30, 2011.
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
Cost of Revenue. Cost of revenue for the six months ended September 30, 2011 increased 14.5% to $70.9 million from $62.0 million in the same prior year period and the cost of revenue as a percentage of revenue decreased to 34.1% from 37.7% primarily due to a lower amount of hardware included in systems sales as compared to the same prior year period as well as higher margins achieved from EDI revenue in the current year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the six months ended September 30, 2011 and 2010 (in thousands):

	Six Months Ended September 30,
	2011	%	2010	%
QSI Dental Division
Revenue	$9,607	100.0%	$9,998	100.0%
Cost of revenue	4,358	45.4%	4,647	46.5%

Gross profit	$5,249	54.6%	$5,351	53.5%

NextGen Division
Revenue	$157,114	100.0%	$123,615	100.0%
Cost of revenue	43,706	27.8%	38,672	31.3%

Gross profit	$113,408	72.2%	$84,943	68.7%

Inpatient Solutions Division
Revenue	$15,744	100.0%	$6,973	100.0%
Cost of revenue	4,008	25.5%	1,795	25.7%

Gross profit	$11,736	74.5%	$5,178	74.3%

Practice Solutions Division
Revenue	$25,611	100.0%	$23,798	100.0%
Cost of revenue	17,898	69.9%	16,873	70.9%

Gross profit	$7,713	30.1%	$6,925	29.1%

Unallocated cost of revenue (1)	$978	N/A	$—	N/A

Consolidated
Revenue	$208,076	100.0%	$164,384	100.0%
Cost of revenue	70,948	34.1%	61,987	37.7%

Gross profit	$137,128	65.9%	$102,397	62.3%

(1)	Relates to the amortization of software technology intangible assets acquired from the purchases of IntraNexus, Opus and NextGen IS.
Gross profit margins at the QSI Dental Division for the six months ended September 30, 2011 increased to 54.6% from 53.5% for the same prior year period. Gross profit margins at the NextGen Division for six months ended September 30, 2011 increased to 72.2% compared to 68.7% for the same prior year period due to strong software sales and an increase in maintenance revenue, which yields higher margins than other services, along with improvements in EDI margins. Gross margin in the Inpatient Solutions Division increased to 74.5% for the six months ended September 30, 2011 as compared to 74.3% for the same prior year period due to growth in higher margin software and maintenance revenue. Gross margin in the Practice Solutions Division increased to 30.1% for the six months ended September 30, 2011 as compared to 29.1% for the same prior year period due to growth in higher margin software revenue.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the six months ended September 30, 2011 and 2010:

	Hardware,	Payroll and
	Third Party	Related			Total Cost
	Software	Benefits	EDI	Other	of Revenue	Gross Profit
Six Months Ended September 30, 2011
QSI Dental Division	7.5%	20.9%	8.9%	8.1%	45.4%	54.6%
NextGen Division	1.3%	11.8%	8.1%	6.6%	27.8%	72.2%
Inpatient Solutions Division	3.3%	15.0%	0.0%	7.2%	25.5%	74.5%
Practice Solutions Division	0.0%	44.9%	2.0%	23.0%	69.9%	30.1%

Consolidated	1.5%	16.5%	6.7%	9.4%	34.1%	65.9%

Six Months Ended September 30, 2010
QSI Dental Division	9.7%	16.6%	12.8%	7.4%	46.5%	53.5%
NextGen Division	3.5%	12.2%	9.0%	6.6%	31.3%	68.7%
Inpatient Solutions Division	2.5%	20.4%	0.0%	2.8%	25.7%	74.3%
Practice Solutions Division	0.0%	43.8%	0.0%	27.1%	70.9%	29.1%

Consolidated	3.4%	17.4%	7.5%	9.4%	37.7%	62.3%

During the six months ended September 30, 2011, hardware and third-party software constituted a lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.
Our payroll and benefits expense associated with delivering our products and services decreased to 16.5% of consolidated revenue in the six months ended September 30, 2011 compared to 17.4% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $28.6 million in the six months ended September 30, 2010 to $34.4 million in the six months ended September 30, 2011, an increase of 20.4%, or approximately $5.8 million. Of the $5.8 million increase, approximately $1.1 million of the increase is related to the Practice Solutions Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $3.5 million in the NextGen Division, $0.9 million for the Inpatient Solutions Division and $0.3 million in the QSI Dental Division for the six months ended September 30, 2011 are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. The amount of share-based compensation expense included in cost of revenue was not significant for six months ended September 30, 2011 and 2010.
Other expense, which primarily consists of third-party annual license, hosting costs and outsourcing costs was unchanged at 9.4% of total revenue during the six months ended September 30, 2011 and 2010
As a result of the foregoing events and activities, the gross profit percentage for the Company increased to 65.9% for the six months ended September 30, 2011 versus 62.3% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2011 increased 20.5% to $61.6 million as compared to $51.1 million for the same prior year period. The increase in these expenses resulted primarily from:
•	$5.4 million increase in salaries and related benefit expenses primarily as a result of headcount additions and acquisitions;

•	$2.5 million increase in sales commissions primarily related to the NextGen Division;

•	$2.6 million net increase in other selling and administrative expenses.
Share-based compensation expense was approximately $1.7 million for both the six months ended September 30, 2011 and 2010 and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 31.1% in the six months ended September 30, 2010 to 29.6% in the six months ended September 30, 2011.

Research and Development Costs. Research and development costs for the six months ended September 30, 2011 and 2010 were $14.2 million and $10.7 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen and Inpatient Solutions Division product lines. Additions to capitalized software costs offset increases in research and development costs. For the six months ended September 30, 2011 and 2010, our additions to capitalized software were at $6.1 million and $5.7 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. Research and development costs as a percentage of revenue increased to 6.8% in the six months ended September 30, 2011 from 6.5% for the same prior year period. Research and development expenses are expected to continue at or above current dollar levels as the Company is developing a new integrated inpatient and outpatient, web-based software platform. Share-based compensation expense included in research and development costs was not significant for the six months ended September 30, 2011 and 2010.
Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets for the six months ended September 30, 2011 and 2010 were $1.0 million and $0.8 million, respectively.
Interest and Other Income. Total interest and other income for the six months ended September 30, 2011 was not significant as compared to $0.2 million for the six months ended September 30, 2010. Interest and other income consist primarily of dividends and interest earned on our investments offset by foreign currency losses.
Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2011 and 2010 were $20.9 million and $14.6 million, respectively. The effective tax rates were 34.6% and 36.4% for the six months ended September 30, 2011 and 2010, respectively. The effective rate for the six months ended September 30, 2011 decreased as compared to the same prior year period primarily due to increased benefits from the qualified production activities deduction, research and development credits, which were not included in the provision for the same prior year period but included in the provision for the current year period, increased deductions related to incentive stock options that were exercised in the current quarter and fluctuations in the state effective tax rate.
Liquidity and Capital Resources
The following table presents selected financial statistics and information for the six months ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Six Months Ended September 30,
	2011	2010
Cash and cash equivalents	$125,775	$106,852
Net increase in cash and cash equivalents	$9,158	$22,241
Net income	$39,479	$25,522
Net cash provided by operating activities	$37,110	$36,710
Number of days of sales outstanding	127	126
Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income plus adjustments to add back non-cash expenses, including depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation and deferred taxes.
The following table summarizes our consolidated statements of cash flows for the six months ended September 30, 2011 and 2010 (in thousands):

	Six Months Ended September 30,
	2011	2010
Net income	$39,479	$25,522
Non-cash expenses	12,956	10,471
Change in deferred revenue	6,155	1,951
Change in accounts receivable	(12,437)	(7,034)
Change in other assets and liabilities	(9,043)	5,800
Net cash provided by operating activities	$37,110	$36,710

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the six months ended September 30, 2011 and 2010.
Non-Cash Expenses. Non-cash expenses include depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts, share-based compensation and deferred taxes. Total non-cash expenses were $13.0 million and $10.5 million six months ended September 30, 2011 and 2010, respectively.
The $2.5 million increase in non-cash expenses for the six months ended September 30, 2011 as compared to the same prior year period is primarily related to increases of approximately $0.6 million in depreciation, $0.4 million of amortization of capitalized software costs, $0.4 million of amortization of other intangibles, $0.9 million in bad debt expense, a $0.4 million decrease in deferred income tax benefit, offset by a $0.2 million decrease in share-based compensation.
Deferred Revenue. Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue. Deferred revenue increased by approximately $6.2 million for the six months ended September 30, 2011 versus an increase of $2.0 million in the same prior year period, resulting in a $4.2 million increase to cash from operations as compared to the same prior year period.
Accounts Receivable. Accounts receivable grew by approximately $12.4 million and $7.0 million for the six months ended September 30, 2011 and 2010, respectively. The increase in accounts receivable is due to the following factors:
•	NextGen Division revenue grew 27.1% and 20.1% on a year-over-year basis for the six months ended September 30, 2011 and 2010, respectively;

•	Inpatient Division revenue grew to $15.7 million for the six months ended September 30, 2011 as compared to $7.0 million for the same prior year period;

•	Turnover of accounts receivable is generally slower for systems sales revenue in the NextGen Division and Inpatient Solutions Division due to the fact that the systems sales related revenue have longer payment terms, generally up to one year, which historically have accounted for a major portion of both Divisions’ sales; and
The turnover of accounts receivable measured in terms of days sales outstanding (“DSO”) increased from 126 days to 127 days during the six months ended September 30, 2011 as compared the same prior year period. The increase in DSO is primarily due to the factors mentioned.
If amounts included in both accounts receivable and deferred revenue were netted, the turnover of accounts receivable expressed as DSO would be 80 days as of September 30, 2011 and 81 days as of September 30, 2010. Provided turnover of accounts receivable, deferred revenue and profitability remain consistent with the 2011 fiscal year, we anticipate being able to continue generating cash from operations during fiscal year 2012 primarily from our net income.
Other Assets and Liabilities. Cash from operations in the six months ended September 30, 2011 was negatively impacted by $9.0 million related to changes in other assets and liabilities compared to a benefit of $5.8 million for the six months ended September 30, 2010. For the six months ended September 30, 2011, the $9.0 million change in other assets and liabilities is the result of income tax payments made during the period which moved the Company from a $3.5 million income tax payable at March 31, 2011 to a $3.2 million income tax receivable as of September 30, 2011.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended September 30, 2011 and 2010 was $16.6 million and $0.3 million, respectively. The $16.3 million increase in net cash used in investing activities during the six months ended September 30, 2011 as compared to the same prior year period is primarily due to net cash paid for the acquisitions of IntraNexus and CQI of $3.3 million and $2.7 million, respectively, in addition to $6.1 million and $4.7 million, respectively in additions to capitalized software and equipment and improvements. The prior year period cash flows from investing activities included additions to capitalized software and equipment and improvements which were offset entirely by proceeds from the sale of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended September 30, 2011 and 2010 was $11.4 million and $14.2 million, respectively. During the six months ended September 30, 2011, we received proceeds of $6.8 million from the exercise of stock options and paid $20.4 million in dividends to shareholders compared to proceeds of $2.8 million from the exercise of stock options and payments of $17.3 million in dividends to shareholders during the same prior year period.
We recorded a reduction in our tax benefit from share-based compensation of $2.3 million and $0.3 million during the six months ended September 30, 2011 and 2010, respectively, related to excess tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital.

Cash and Cash Equivalents and Marketable Securities
At September 30, 2011, we had cash and cash equivalents of $125.8 million. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We also intend to expend some of these funds related to the implementation of a company-wide enterprise resource planning (“ERP”) system. We believe the ERP will greatly enhance and streamline our operational processes and provide a common technology platform to support future growth opportunities. We anticipate capital expenditures will increase in fiscal year 2012 and will be funded from cash on hand and cash flows from operations.
In January 2007, our Board of Directors adopted a policy whereby we intend to pay a regular quarterly dividend of $0.125 per share on our outstanding common stock, subject to further Board review and approval and establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. Our Board of Directors subsequently increased the quarterly dividend to $0.150 per share in August 2008 and to $0.175 per share in January 2011. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.
On October 26, 2011, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of December 20, 2011 with an expected distribution date on or about January 5, 2012.
Our Board of Directors declared the following dividends during the periods presented (stock split adjusted):

			Per Share
Declaration Date	Record Date	Payment Date	Dividend
May 25, 2011	June 17, 2011	July 5, 2011	$0.175
July 27, 2011	September 19, 2011	October 5, 2011	$0.175

Fiscal year 2012			$0.350

May 26, 2010	June 17, 2010	July 6, 2010	$0.150
July 28, 2010	September 17, 2010	October 5, 2010	$0.150
October 25, 2010	December 17, 2010	January 5, 2011	$0.150
January 26, 2011	March 17, 2011	April 5, 2011	$0.175

Fiscal year 2011			$0.625

May 27, 2009	June 12, 2009	July 6, 2009	$0.150
July 23, 2009	September 25, 2009	October 5, 2009	$0.150
October 28, 2009	December 23, 2009	January 5, 2010	$0.150
January 27, 2010	March 23, 2010	April 5, 2010	$0.150

Fiscal year 2010			$0.600

Management believes that its cash and cash equivalents on hand at September 30, 2011, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for the remainder of fiscal year 2012.
Contractual Obligations
The following table summarizes our significant contractual obligations, all of which relate to operating leases, at September 30, 2011 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

Year ended March 31,
2012 (remaining six months)	$2,743
2013	5,785
2014	5,496
2015	5,008
2016 and beyond	5,698

$24,730

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended) as of September 30, 2011, the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission (“SEC”). They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2011, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes during the three months ended September 30, 2011 to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1*	Separation agreement and General Release of Claims dated July 29, 2011 by and between Patrick B. Cline and Quality Systems, Inc.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     QUALITY SYSTEMS, INC.

Date: November 4, 2011	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Separation agreement and General Release of Claims dated July 29, 2011 by and between Patrick B. Cline and Quality Systems, Inc.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.