Form 10-Q
period 2011-12-31
QUALITY SYSTEMS, INC
filed 2012-02-03
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12537

QUALITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

California	95-2888568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18111 Von Karman Avenue, Suite 700, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the Registrant’s common stock as of February 1, 2012 was 58,985,955 shares.

QUALITY SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$129,046	$116,617
Restricted cash	2,166	3,787
Marketable securities	1,086	1,120
Accounts receivable, net	159,555	139,772
Inventories	3,194	1,933
Income taxes receivable	5,053	—
Deferred income taxes, net	10,466	10,397
Other current assets	8,664	8,768

Total current assets	319,230	282,394
Equipment and improvements, net	16,234	12,599
Capitalized software costs, net	18,733	15,150
Intangibles, net	24,585	16,890
Goodwill	58,445	46,721
Other assets	4,629	4,932

Total assets	$441,856	$378,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,083	$6,686
Deferred revenue	90,617	76,695
Accrued compensation and related benefits	10,996	10,247
Income taxes payable	—	3,530
Dividends payable	10,305	10,162
Other current liabilities	18,209	29,316

Total current liabilities	138,210	136,636
Deferred revenue, net of current	1,127	1,099
Deferred income taxes, net	11,384	11,384
Deferred compensation	3,125	2,488
Other noncurrent liabilities	5,536	2,409

Total liabilities	159,382	154,016
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock $0.01 par value; authorized 100,000 shares; issued and outstanding 58,901 and 58,068 shares at December 31, 2011 and March 31, 2011, respectively	589	580
Additional paid-in capital	161,007	132,969
Retained earnings	120,878	91,121

Total shareholders’ equity	282,474	224,670

Total liabilities and shareholders’ equity	$441,856	$378,686

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenues:
Software, hardware and supplies	$35,074	$29,675	$95,845	$74,806
Implementation and training services	6,555	4,262	18,121	13,069

System sales	41,629	33,937	113,966	87,875
Maintenance	36,245	27,908	102,961	80,973
Electronic data interchange services	12,101	10,360	36,178	30,266
Revenue cycle management and related services	11,147	11,496	34,170	33,443
Other services	11,643	8,170	33,566	23,698

Maintenance, EDI, RCM and other services	71,136	57,934	206,875	168,380

Total revenues	112,765	91,871	320,841	256,255

Cost of revenue:
Software, hardware and supplies	4,622	5,667	13,423	16,575
Implementation and training services	5,994	3,677	15,119	10,142

Total cost of system sales	10,616	9,344	28,542	26,717
Maintenance	4,412	3,381	12,260	10,073
Electronic data interchange services	7,890	6,908	23,816	20,390
Revenue cycle management and related services	8,405	8,715	25,687	25,082
Other services	7,011	3,981	18,977	12,054

Total cost of maintenance, EDI, RCM and other services	27,718	22,985	80,740	67,599

Total cost of revenue	38,334	32,329	109,282	94,316

Gross profit	74,431	59,542	211,559	161,939
Operating expenses:
Selling, general and administrative	33,096	27,958	94,651	79,025
Research and development costs	8,277	5,358	22,462	16,046
Amortization of acquired intangible assets	543	445	1,545	1,237

Total operating expenses	41,916	33,761	118,658	96,308

Income from operations	32,515	25,781	92,901	65,631
Interest income	55	55	212	244
Other income (expense), net	(218)	—	(400)	59

Income before provision for income taxes	32,352	25,836	92,713	65,934
Provision for income taxes	11,247	8,305	32,129	22,881

Net income	$21,105	$17,531	$60,584	$43,053

Net income per share:
Basic	$0.36	$0.30	$1.03	$0.74
Diluted	$0.36	$0.30	$1.03	$0.74
Weighted-average shares outstanding:
Basic	58,847	57,956	58,623	57,872
Diluted	59,128	58,280	58,943	58,182
Dividends declared per common share	$0.175	$0.150	$0.525	$0.450

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$60,584	$43,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,853	3,198
Amortization of capitalized software costs	5,994	5,264
Amortization of other intangibles	3,175	2,425
Provision for bad debts	3,839	2,901
Share-based compensation	2,465	2,713
Deferred income tax benefit	—	(543)
Tax benefit associated with stock options	2,457	463
Excess tax benefit from share-based compensation	(2,457)	(463)
Loss (gain) on disposal of equipment and improvements	71	(33)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(22,312)	(18,639)
Inventories	(1,261)	(602)
Income taxes receivable	(5,053)	2,953
Other current assets	1,972	169
Other assets	303	(929)
Accounts payable	1,367	2,183
Deferred revenue	13,336	8,184
Accrued compensation and related benefits	749	371
Income taxes payable	(3,530)	1,157
Other current liabilities	(7,574)	4,735
Deferred compensation	637	357
Other noncurrent liabilities	3,127	1,388

Net cash provided by operating activities	61,742	60,305

Cash flows from investing activities:
Additions to capitalized software costs	(9,577)	(8,649)
Additions to equipment and improvements	(7,372)	(4,039)
Proceeds for disposal of equipment and improvements	11	336
Proceeds from sale of marketable securities	—	7,700
Cash acquired from purchase of ViaTrack	10	—
Purchase of ViaTrack	(5,710)	—
Cash acquired from purchase of CQI	222	—
Purchase of CQI	(2,737)	—
Purchase of IntraNexus	(3,279)	—

Net cash used in investing activities	(28,432)	(4,652)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	2,457	463
Proceeds from exercise of stock options	7,346	3,518
Dividends paid	(30,684)	(26,024)

Net cash used in financing activities	(20,881)	(22,043)

Net increase in cash and cash equivalents	12,429	33,610
Cash and cash equivalents at beginning of period	116,617	84,611

Cash and cash equivalents at end of period	$129,046	$118,221

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$38,254	$18,857

Non-cash investing and financing activities:
Tenant improvement allowance received from landlord	$—	$1,970

Unrealized loss on marketable securities, net of tax	$(34)	$—

Common stock issued at fair value for Opus earnout settlement	$11,888	$—

Effective November 14, 2011, the Company acquired ViaTrack in a transaction summarized as follows:
Fair value of net assets acquired	$11,048
Cash paid	(5,710)
Common stock issued at fair value	(1,068)
Purchase price holdback	(1,187)
Fair value of contingent consideration	(2,958)

Liabilities assumed	$125

Effective July 26, 2011, the Company acquired CQI in a transaction summarized as follows:
Fair value of net assets acquired	$9,086
Cash paid	(2,737)
Common stock issued at fair value	(2,864)
Purchase price holdback	(600)
Fair value of contingent consideration	(2,346)

Liabilities assumed	$539

Effective April 29, 2011, the Company acquired IntraNexus in a transaction summarized as follows:
Fair value of net assets acquired	$4,524
Cash paid	(3,279)
Purchase price holdback	(125)
Fair value of contingent consideration	(800)

Liabilities assumed	$320

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems (“NextGen”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”), Practice Management Partners, Inc. (“PMP”), NextGen Inpatient Solutions, LLC (“NextGen IS” f/k/a Sphere), Opus Healthcare Solutions, LLC (“Opus”), IntraNexus, Inc. (“IntraNexus”), CQI Solutions, Inc. (“CQI”), ViaTrack Systems, LLC (“ViaTrack”), and Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

Basis of Presentation. The accompanying unaudited consolidated financial statements as of December 31, 2011 and for the three and nine months ended December 31, 2011 and 2010 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Amounts related to disclosures of March 31, 2011 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

The Company bills for the entire system sales contract amount upon contract execution except for maintenance, which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third-party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collection risk is high, the revenue is deferred until collection occurs or becomes probable. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company’s arrangements must include the following characteristics:

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

Goodwill. Goodwill is related to the NextGen, HSI, PMP, NextGen IS, Opus, IntraNexus, CQI, and ViaTrack acquisitions (see Notes 3 and 4). The Company tests goodwill for impairment annually at the end of its first fiscal quarter, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

The Company has determined that the NextGen Division and QSI Dental Division (which includes ViaTrack) each qualify as separate reporting units while HSI and PMP are combined as one reporting unit (the Practice Solutions Division) and NextGen IS, Opus, IntraNexus and CQI are combined as a separate reporting unit (the Inpatient Solutions Division) for which goodwill impairment testing is performed.

An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. As of December 31, 2011, the Company has not identified any events or circumstances that would require an interim goodwill impairment test. See Note 4.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of income for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Costs and expenses:
Cost of revenue	$71	$70	$190	$207
Research and development costs	56	41	133	113
Selling, general and administrative	677	738	2,142	2,393

Total share-based compensation	804	849	2,465	2,713
Amounts capitalized in software development costs	—	—	—	(2)

Amounts charged against earnings, before income tax benefit	$804	$849	$2,465	$2,711
Related income tax benefit	(298)	(304)	(916)	(967)

Decrease in net income	$506	$545	$1,549	$1,744

Recent Accounting Standards. In April 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to stock compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. There was no material impact from the adoption of this guidance on the Company’s consolidated financial position or results of operations since the Company’s stock-based payment awards have an exercise price denominated in the same currency of the market in which the Company’s shares are traded.

In December 2010, FASB issued an amendment to the goodwill impairment test. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that s goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. There was no material impact from the adoption of this guidance on the Company’s consolidated financial position or results of operations since the Company does not have any reporting units with zero or negative carrying amounts.

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial position or results of operations, but may have an effect on the required disclosures for future business combinations.

In September 2011, FASB issued new accounting guidance intended to simplify goodwill impairment testing. Companies will be allowed to first perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is optional and effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is evaluating the option of adding a qualitative assessment to its goodwill impairment test.

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2011 and March 31, 2011:

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents (1)	$129,046	$129,046	$—	$—
Restricted cash	2,166	2,166	—	—
Marketable securities (2)	1,086	1,086	—	—

	$132,298	$132,298	$—	$—

LIABILITIES
Contingent consideration related to acquisitions	$6,643	$—	$—	$6,643

	$6,643	$—	$—	$6,643

	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents (1)	$116,617	$116,617	$—	$—
Restricted cash	3,787	3,787	—	—
Marketable securities (2)	1,120	1,120	—	—

	$121,524	$121,524	$—	$—

LIABILITIES
Contingent consideration related to acquisitions	$13,658	$—	$12,743	$915

	$13,658	$—	$12,743	$915

(1)	Cash and cash equivalents consists of money market funds and certificates of deposit.
(2)	Marketable securities consists of fixed-income municipal securities.

The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability for NextGen IS, IntraNexus, CQI, and ViaTrack were estimated based on the probability of achieving certain business milestones and management’s forecast of expected revenues. See Note 3.

The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the nine months ended December 31, 2011:

Total Liabilities
Balance at April 1, 2011	$915
Acquisitions (Note 3)	6,104
Earnout payments	(376)
Fair Value Adjustments	—

Balance at December 31, 2011	$6,643

Non-Recurring Fair Value Measurements

The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the nine months ended December 31, 2011, there were no adjustments to fair value of such assets, except for the intangible assets acquired from IntraNexus, CQI and ViaTrack as discussed below in Note 3.

3. Business Combinations

On November 14, 2011, the Company acquired ViaTrack, a developer and provider of information technologies that enhance EDI offerings. The ViaTrack purchase price totaled $10,923. The purchase price included contingent consideration payable over a one year period with a fair value of $2,958, which was estimated based on management’s forecast of expected revenues, but in no event shall this form of consideration exceed $4,000.

On July 26, 2011, the Company acquired CQI, a provider of hospital systems for surgery management. The CQI purchase price totaled $8,546. The purchase price included contingent consideration payable over a two year period with a fair value of $2,346, which was estimated based on management’s forecast of expected revenues, but in no event shall this form of consideration exceed $3,000.

On April 29, 2011, the Company acquired IntraNexus, a provider of Web-based integrated clinical and hospital information systems. The IntraNexus purchase price totaled $4,204. The purchase price included contingent consideration payable over a three year period with a fair value of $800, which was estimated based on management’s forecast of expected revenues, but in no event shall this form of consideration exceed $1,650.

The Company accounted for the ViaTrack, CQI and IntraNexus acquisitions as purchase business combinations. The purchase price for each was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the applicable acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach.

The total purchase price for IntraNexus, CQI, and ViaTrack are summarized as follows:

	IntraNexus	CQI	ViaTrack
Cash paid	$3,279	$2,737	$5,710
Purchase price holdback	125	600	1,187
Common stock issued at fair value	—	2,863	1,068
Contingent consideration	800	2,346	2,958

Total purchase price	$4,204	$8,546	$10,923

The following table summarizes the final purchase price allocation for IntraNexus, CQI, and ViaTrack:

	IntraNexus	CQI	ViaTrack
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$—	$222	$10
Current assets (including accounts receivable of $464, $409 and $436 for IntraNexus, CQI and ViaTrack, respectively)	691	410	462
Equipment and improvements and other long-term assets	—	221	47
Accounts payable and accrued liabilities	(226)	(19)	(125)
Deferred revenues	(94)	(520)	—

Total net tangible assets acquired and liabilities assumed	371	314	394
Fair value of identifiable intangible assets acquired:
Trade Name	—	—	130
Customer relationships	1,100	600	1,800
Software technology	830	5,100	1,310
Goodwill (including assembled workforce of $120 for IntraNexus)	1,903	2,532	7,289

Total identifiable intangible assets acquired	3,833	8,232	10,529

Total purchase price	$4,204	$8,546	$10,923

The pro forma effects of the ViaTrack, CQI and IntraNexus acquisitions would not have been material to the Company’s results of operations and are therefore not presented.

4. Goodwill

The Company does not amortize goodwill as our goodwill has been determined to have an indefinite useful life.

Goodwill consists of the following:

	March 31, 2011	Acquisitions	December 31, 2011
QSI Dental Division
ViaTrack Systems, LLC	$—	$7,289	$7,289

Total QSI Dental Division goodwill	—	7,289	7,289
NextGen Division
NextGen Healthcare Information Systems, Inc.	1,840	—	1,840

Total NextGen Division goodwill	1,840	—	1,840
Inpatient Solutions Division
CQI Solutions, Inc.	—	2,532	2,532
IntraNexus, Inc.	—	1,903	1,903
Opus Healthcare Solutions, Inc.	13,537	—	13,537
NextGen Inpatient Solutions, LLC	1,020	—	1,020

Total Inpatient Solutions Division goodwill	14,557	4,435	18,992

Practice Solutions Division
Practice Management Partners, Inc.	19,485	—	19,485
Healthcare Strategic Initiatives	10,839	—	10,839

Total Practice Solutions Division goodwill	30,324	—	30,324

Total goodwill	$46,721	$11,724	$58,445

5. Intangible Assets

In connection with the ViaTrack acquisition, the Company recorded $3,240 of intangible assets related to a trade name, customer relationships and software technology. The Company is amortizing the trade name over three years, the customer relationships over five years, and the software technology over five years.

In connection with the CQI acquisition, the Company recorded $5,700 of intangible assets related to customer relationships and software technology. The Company is amortizing the customer relationships over five years and the software technology over seven years.

In connection with the IntraNexus acquisition, the Company recorded $1,930 of intangible assets related to customer relationships and software technology. The Company is amortizing the customer relationships over five years and the software technology over four years.

The Company’s intangible assets, other than capitalized software development costs, with determinable lives are summarized as follows:

	December 31, 2011
	Customer Relationships	Trade Name	Software Technology	Total
Gross carrying amount	$13,706	$767	$19,359	$33,832
Accumulated amortization	(5,299)	(554)	(3,394)	(9,247)

Net intangible assets	$8,407	$213	$15,965	$24,585

	March 31, 2011
	Customer Relationships	Trade Name	Software Technology	Total
Gross carrying amount	$10,206	$637	$12,119	$22,962
Accumulated amortization	(3,879)	(429)	(1,764)	(6,072)

Net intangible assets	$6,327	$208	$10,355	$16,890

Activity related to the intangible assets for the nine months ended December 31, 2011 and 2010 is summarized as follows:

	Customer Relationships	Trade Name	Software Technology	Total
Balance as of April 1, 2011	$6,327	$208	$10,355	$16,890
Acquisition	3,500	130	7,240	10,870
Amortization (1)	(1,420)	(125)	(1,630)	(3,175)

Balance as of December 31, 2011	$8,407	$213	$15,965	$24,585

	Customer Relationships	Trade Name	Software Technology	Total
Balance as of April 1, 2010	$7,849	$368	$11,928	$20,145
Amortization (1)	(1,117)	(120)	(1,188)	(2,425)

Balance as of December 31, 2010	$6,732	$248	$10,740	$17,720

(1)	Amortization of the customer relationships and trade name intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software, hardware, and supplies.

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of December 31, 2011:

For the year ended March 31, 2012 (remaining three months)	$1,315
2013	5,125
2014	4,996
2015	3,938
2016 and beyond	9,211

Total	$24,585

6. Capitalized Software Costs

The Company’s capitalized software development costs are summarized as follows:

	December 31, 2011	March 31, 2011
Gross carrying amount	$61,700	$52,123
Accumulated amortization	(42,967)	(36,973)

Net capitalized software costs	$18,733	$15,150

Activity related to net capitalized software costs for the nine months ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Balance as of April 1	$15,150	$11,546
Capitalized	9,577	8,649
Amortization	(5,994)	(5,264)

Balance as of December 31	$18,733	$14,931

The following table represents the remaining estimated amortization of capitalized software costs as of December 31, 2011:

For the year ended March 31, 2012 (remaining three months)	$2,502
2013	8,461
2014	5,897
2015	1,873

Total	$18,733

7. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	December 31, 2011	March 31, 2011
Accounts receivable, excluding undelivered software, maintenance and services	$108,382	$90,487
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	58,932	56,002

Accounts receivable, gross	167,314	146,489
Allowance for doubtful accounts	(7,759)	(6,717)

Accounts receivable, net	$159,555	$139,772

Inventories are summarized as follows:

	December 31, 2011	March 31, 2011
Computer systems and components	$3,187	$1,925
Miscellaneous parts and supplies	7	8

Inventories	$3,194	$1,933

Equipment and improvements are summarized as follows:

	December 31, 2011	March 31, 2011
Computer equipment	$22,981	$23,567
Furniture and fixtures	6,029	5,861
Leasehold improvements	4,241	4,434

	33,251	33,862
Accumulated depreciation and amortization	(17,017)	(21,263)

Equipment and improvements, net	$16,234	$12,599

Current and non-current deferred revenue are summarized as follows:

	December 31, 2011	March 31, 2011
Maintenance	$14,308	$11,108
Implementation services	61,491	52,197
Annual license services	12,135	10,127
Undelivered software and other	2,683	3,263

Deferred revenue	$90,617	$76,695

Deferred revenue, net of current	$1,127	$1,099

Accrued compensation and related benefits are summarized as follows:

	December 31, 2011	March 31, 2011
Payroll, bonus and commission	$4,502	$5,014
Vacation	6,494	5,233

Accrued compensation and related benefits	$10,996	$10,247

Other current liabilities are summarized as follows:

	December 31, 2011	March 31, 2011
Contingent consideration related to acquisitions	$5,449	$13,658
Care services liabilities	2,166	3,787
Accrued EDI expense	2,159	2,801
Accrued royalties	1,322	1,752
Customer deposits	1,075	962
Accrued travel	890	1,026
Sales tax payable	872	589
Self insurance reserve	834	475
Deferred rent	577	437
Outside commission payable	569	599
Professional services	55	155
Other accrued expenses	2,241	3,075

Other current liabilities	$18,209	$29,316

8. Income Tax

The provision for income taxes for the three months ended December 31, 2011 and 2010 was approximately $11.2 million and $8.3 million, respectively. The effective tax rates were 34.7% and 32.1% for the three months ended December 31, 2011 and 2010, respectively. The effective tax rate increased as compared to the same prior year period primarily due to the same prior year period included discrete decreases related to the federal research and development tax credit statute which was reinstated subsequent to filing the fiscal 2010 tax return and decreased deductions related to incentive stock options that were exercised in the same prior year period.

The provision for income taxes for the nine months ended December 31, 2011 and 2010 was approximately $32.1 million and $22.9 million, respectively. The effective tax rate for both the nine months ended December 31, 2011 and 2010 was 34.7%. The provision for income taxes for the nine months ended December 31, 2011 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, and the qualified productions activities deduction.

Uncertain tax positions

As of December 31, 2011, the Company has provided a liability of $387 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, $387 would impact the Company’s effective tax rate. The reserve for the nine months ended December 31, 2011 decreased from the same prior year period by $272 due to the expiration of the statute of limitations of prior year tax positions of acquired companies.

The Company’s income tax returns filed for tax years 2008 through 2010 and 2007 through 2010 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently under examination by the IRS and is under examination by three state income tax authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

9. Earnings per Share

The Company provides dual presentation of “basic” and “diluted” earnings per share (“EPS”).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income	$21,105	$17,531	$60,584	$43,053
Basic net income per share:
Weighted-average shares outstanding — Basic	58,847	57,956	58,623	57,872

Basic net income per common share	$0.36	$0.30	$1.03	$0.74

Net income	$21,105	$17,531	$60,584	$43,053
Diluted net income per share:
Weighted-average shares outstanding — Basic	58,847	57,956	58,623	57,872
Effect of potentially dilutive securities	281	324	320	310

Weighted-average shares outstanding — Diluted	59,128	58,280	58,943	58,182

Diluted net income per common share	$0.36	$0.30	$1.03	$0.74

The computation of diluted net income per share does not include 364 and 346 options to acquire shares of common stock for the three and nine months ended December 31, 2011, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 554 and 526 options to acquire shares of common stock for the three and nine months ended December 31, 2010, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

10. Share-Based Awards

All share and per share data provided within this footnote is adjusted for the effect of the stock split, as discussed in Note 1.

Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 8,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of December 31, 2011, there were 171,114 outstanding options related to the 1998 Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of December 31, 2011, there were 1,121,248 outstanding options and 3,236,660 shares available for future grant related to the 2005 Plan.

A summary of stock option transactions during the nine months ended December 31, 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2011	1,397,556	$22.20	3.9
Granted	459,400	43.04	7.4
Exercised	(419,114)	17.53	1.2	$8,157
Forfeited/Canceled	(145,480)	37.57	6.8

Outstanding, December 31, 2011	1,292,362	$29.39	4.9	$12,026

Vested and expected to vest, December 31, 2011	1,254,350	$29.30	4.9	$11,767

Exercisable, December 31, 2011	430,335	$21.31	2.7	$6,748

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010
Expected life	4.3 years	4.2 years
Expected volatility	41.2%	42.6% - 44.7%
Expected dividends	1.6%	1.9% - 2.2%
Risk-free rate	1.8%	1.5% - 2.1%

The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2011 and 2010 was $13.32 and $9.24 per share, respectively.

The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 3.9% and 2.8% for employee options for the nine months ended December 31, 2011 and 2010, respectively, and 0.0% for director options for the nine months ended December 31, 2011 and 2010. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

During the nine months ended December 31, 2011, a total of 459,400 options to purchase shares of common stock were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2012 and 2011 is as follows:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expires
May 31, 2011	459,400	$43.04	Five years	May 31, 2019

Fiscal year 2012 option grants	459,400

November 29, 2010	20,000	$32.16	Five years	November 29, 2018
August 3, 2010	10,000	$27.62	Five years	August 3, 2018
June 4, 2010	50,000	$28.15	Five years	June 4, 2018
June 2, 2010	30,000	$29.31	Five years	June 2, 2018

Fiscal year 2011 option grants	110,000

(1)	Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.

Performance-Based Awards

On May 25, 2011, the Board of Directors approved its fiscal year 2012 equity incentive program for certain employees to be awarded options to purchase the Company’s common stock. The maximum number of options available under the equity incentive program plan is 600,000, of which 300,000 are reserved for the Company’s named executive officers and 300,000 for non-executive employees of the Company. Under the program, executives are eligible to receive options based on meeting certain target increases in EPS performance and revenue growth during fiscal year 2012. Under the program, the non-executive employees are eligible to receive options based on satisfying certain management established criteria and recommendations of senior management. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years and vesting in five equal annual installments commencing one year following the date of grant.

Compensation expense associated with the performance based awards under the Company’s equity incentive plans are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and recorded stock compensation expense related to the performance based awards of approximately $419 and $377 during the nine months ended December 31, 2011 and 2010, respectively, using the assumptions below.

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010
Expected life	4.3 years	4.2 years
Expected volatility	41.2% - 42.2%	42.5%
Expected dividends	1.4% - 1.9%	1.7%
Risk-free rate	0.8% - 1.8%	2.0%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the nine months ended December 31, 2011 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2011	803,036	$8.08
Granted	459,400	13.32
Vested	(254,929)	6.93
Forfeited/Canceled	(145,480)	11.75

Outstanding, December 31, 2011	862,027	$10.60

As of December 31, 2011, $6,698 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.3 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2011 and 2010 was $1,767 and $1,017, respectively.

Restricted Stock Units

On May 27, 2009, the Board of Directors approved its Outside Director Compensation Plan, whereby each non-employee director is to be awarded shares of restricted stock units upon election or re-election to the Board of Directors. The restricted stock units are awarded under the 2005 Plan. Such restricted stock units vest in two equal, annual installments on the first and second anniversaries of the grant date and are nontransferable for one year following vesting. Upon each vesting of the award, one share of common stock shall be issued for each restricted stock unit. The weighted-average grant date fair value for the restricted stock units was estimated using the market price of the common stock on the date of grant. The fair value of these restricted stock units is amortized on a straight-line basis over the vesting period.

As of December 31, 2011, 56,960 restricted stock units have been awarded under the Outside Director Compensation Plan from inception to date and approximately $394 and $324 of compensation expense related to these restricted stock units was recorded during the nine months ended December 31, 2011 and 2010, respectively. Restricted stock units activity for the nine months ended December 31, 2011 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2011	22,896	$27.09
Granted	22,668	39.75
Vested	(14,896)	27.19

Outstanding, December 31, 2011	30,668	$36.41

As of December 31, 2011, $875 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted-average period of 2.0 years. This amount does not include the cost of new restricted stock units that may be granted in future periods.

11. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2011. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

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

Operating segment data is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenue:
QSI Dental Division	$4,863	$4,321	$14,469	$14,319
NextGen Division	85,900	69,270	243,015	192,886
Inpatient Solutions Division	9,928	5,785	25,671	12,757
Practice Solutions Division	12,074	12,495	37,686	36,293

Consolidated revenue	$112,765	$91,871	$320,841	$256,255

Operating income:
QSI Dental Division	$620	$797	$2,518	$3,355
NextGen Division	35,240	28,499	98,875	73,656
Inpatient Solutions Division	3,406	2,034	8,919	3,611
Practice Solutions Division	1,238	1,294	4,377	2,758
Unallocated corporate expense (1)	(7,989)	(6,843)	(21,788)	(17,749)

Consolidated operating income	$32,515	$25,781	$92,901	$65,631

(1)	Unallocated corporate expense includes eliminations relating to QSIH revenues and related expenses included in the results of operating segments. For the nine months ended December 31, 2011 and 2010, eliminations were not significant.

Management evaluates performance based upon stand-alone segment operating income. Because the Company does not evaluate performance based upon return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

All of the recorded goodwill at December 31, 2011 relates to the Company’s QSI Dental Division, NextGen Division, Inpatient Solutions Division and Practice Solutions Division. The goodwill relating to the acquisition of ViaTrack is recorded in the QSI Dental Division. The goodwill relating to the acquisitions of HSI and PMP is recorded in the Practice Solutions Division. The goodwill amounts relating to the acquisitions of CQI, IntraNexus, Opus and NextGen IS are recorded in the Inpatient Solutions Division. See Note 4.

14. Subsequent Events

On January 25, 2012, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of March 20, 2012 with an expected distribution date on or about April 5, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act and The Patient Protection and Affordable Care Act, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Report on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission (“SEC”). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

This management’s discussion and analysis of financial condition and results of operation, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q in order to enhance your understanding of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

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

Management Overview

Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions which are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Inpatient Solutions Division and (iv) the Practice Solutions Division. In fiscal year 2011, we opened a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”). We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.

The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. While we continue to see organizations that are doing fairly well operationally, some organizations, especially those with a large dependency on Medicaid populations, have been impacted by the challenging financial conditions faced by many state governments. One factor that is anticipated to have a positive impact on the U.S. healthcare industry is the Obama Administration’s broad healthcare reform efforts. The American Recovery and Reinvestment Act (the “ARRA”), which was enacted on February 17, 2009, includes more than $20 billion in funding to help healthcare organizations modernize operations through the acquisition of health care information technology. During the quarter ended September 30, 2010, the Certification Commission for Health Information Technology (“CCHIT®”), a non-profit organization recognized by the Office of the National Coordinator for Health Information Technology as an approved Authorized Testing and Certification Body, announced that our EHR solution is certified as a Complete EHR and is 2011/2012 compliant. This certification was particularly timely, following the establishment of the Stage 1 Meaningful Use definition criteria under the ARRA, which was announced in July 2010. The continuing clarification of the uncertainties surrounding the Meaningful Use definition has positively impacted the healthcare information technology industry, and we believe we are well positioned to aid physicians and hospitals with their EHR decisions as they prepare to make incentive-based purchases.

Our strategy is to focus on providing software and services to the medical and dental communities, both in the ambulatory and inpatient settings. The key elements of this strategy are to continue development and enhancement of select software solutions in target markets, to continue to bring further integration between our ambulatory and inpatient products, to continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation and support, to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, to add new clients through maintaining and expanding sales, marketing and product development activities and to expand our relationship with existing clients through delivery of add-on and complementary products and services while continuing our gold-standard commitment of service in support of our client satisfaction programs. We believe that our growing customer base that is using our software on a daily basis is a strategic asset, and we intend to expand our product and service offerings towards this customer base in order to leverage this strategic asset.

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

The divisions operate largely as stand-alone operations, with each division maintaining its own distinct product lines, product platforms, development, implementation and support teams and branding. The divisions share the resources of our “corporate office,” which includes a variety of accounting and other administrative functions. Additionally, there are a small but growing number of clients who are simultaneously utilizing software or services from more than one of our divisions. We are in the process of further integrating the ambulatory and inpatient products to provide a more robust platform to offer both the inpatient and ambulatory markets.

The QSI Dental Division and NextGen Division develop and market practice management software that is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice. Examples of practice management software functions include scheduling and billing capabilities. It is important to note that since in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices, we actively compete for the replacement market. In addition, the QSI Dental Division and NextGen Division develop and market software that automates patient records in both a practice and hospital setting. Therefore, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems.

In January 2011, QSIH was formed in Bangalore, India to function as our India-based captive to offshore technology application development and business processing services.

We continue to pursue product and service enhancement initiatives within each of our divisions. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

The following table breaks down our reported segment revenue and segment revenue growth by division for the three and nine months ended December 31, 2011 and 2010:

	Segment Revenue Breakdown				Segment Revenue Growth
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
QSI Dental Division	4.3%	4.7%	4.5%	5.6%	12.5%	(1.1)%	1.0%	14.8%
NextGen Division	76.2%	75.4%	75.8%	75.2%	24.0%	16.7%	26.0%	14.7%
Inpatient Solutions Division (1)	8.8%	6.3%	8.0%	5.0%	71.6%	N/A	101.2%	N/A
Practice Solutions Division	10.7%	13.6%	11.7%	14.2%	(3.4)%	11.3%	3.8%	11.0%

Consolidated	100.0%	100.0%	100.0%	100.0%	22.7%	22.6%	25.2%	20.1%

(1)	Inpatient Solutions Division consists of four acquisitions: CQI, IntraNexus, Opus, and NextGen IS, acquired in July 2011, April 2011, February 2010 and August 2009, respectively.

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

The QSI Dental Division’s practice management software suite utilizes a UNIX® operating system. Its Clinical Product Suite (“CPS”) utilizes the Windows operating system and can be fully integrated with the practice management software offered from each of our divisions. CPS incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The division develops, markets and manages our Dental EDI/connectivity applications including our QSInet Application Service Provider (“ASP”). The QSI Dental Division also provides EDI services to dental practices. EDI services include electronic submission of claims to insurance providers as well as automated patient statements. On November 14, 2011, the Company acquired ViaTrack, a developer and provider of information technologies that enhance EDI offerings. We believe that significant opportunities exist to add EDI services to our portfolio of service offerings in the Inpatient market and ViaTrack will provide a platform to pursue this opportunity.

The QSI Dental Division participates jointly with the NextGen Division in providing software and services to Federally Qualified Health Centers (“FQHCs”). FQHCs are community based organizations funded by the federal government, which provide medical and dental services to underprivileged and underserved communities. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, reserved $11 billion over a multiyear time period for the FQHCs program, creating unprecedented opportunities for FQHCs growth and the formation of new FQHCs.

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

The NextGen Ambulatory product suite streamlines patient care with standardized, real-time clinical and administrative workflows within a physician’s practice, and major product categories include NextGen Electronic Health Records (“NextGenehr”), NextGen Practice Management (“NextGenpm”), NextGen Dashboard, NextGen Mobile and NextGen NextPen. NextGen Community Connectivity consists of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”). The NextGen Division also offers hosting services, NextGuard – Data Protection services, and consulting services, such as strategic governance models and operational transformation, technical consulting such as data conversions or interface development. The NextGen Division products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment. The NextGen Division also provides EDI services, which include electronic submission of claims to insurance providers as well as automated patient statements.

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

On July 26, 2011, we acquired CQI Solutions, Inc. (“CQI”), a provider of hospital systems for surgery management. On April 29, 2011, we acquired IntraNexus, Inc. (“IntraNexus”), a provider of Web-based integrated clinical and hospital information systems. On February 10, 2010, we acquired Opus Healthcare Solutions, Inc. (“Opus”), a provider of Web-based clinical solutions to hospital systems and integrated health networks nationwide. And on August 12, 2009, we acquired NextGen Inpatient Solutions, LLC (“NextGen IS” f/k/a Sphere), a provider of financial information systems to the small hospital inpatient market. These acquisitions are part of our strategy to expand into the small hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and inpatient markets. The acquired companies are established developers of software and services for the inpatient market and operate under our Inpatient Solutions Division.

Overview of Our Results

•

Consolidated revenue increased 25.2% and income from operations grew by 41.6% in the nine months ended December 31, 2011 as compared to the same prior year period. Revenue was positively impacted by growth in system sales as well as maintenance and EDI revenue, which grew 29.7%, 27.2% and 19.5%, respectively.

•

The increase in income from operations was partially offset by: (a) higher selling, general and administrative expenses, which was primarily a result of increased headcount expenses and selling-related expenses at the NextGen Division, (b) increased research and development costs, (c) higher corporate-related expenses and a higher effective tax rate.

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

NextGen Division

•

NextGen Division revenue increased 26.0% in the nine months ended December 31, 2011 and divisional operating income (excluding unallocated corporate expenses) increased 34.2% as compared to the same prior year period.

•

Recurring revenue, which consists primarily of maintenance and EDI revenue, increased 24.4% to $118.9 million and accounted for 49.0% of total NextGen Division revenue for the nine months ended December 31, 2011. In the same period a year ago, recurring revenue of $95.6 million represented 49.6% of total NextGen Division revenue.

•

During the nine months ended December 31, 2011, we added staffing resources and increased our investment in research and development in anticipation of growth from the ARRA. Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, integrating our inpatient and ambulatory software products, developing new products for targeted markets, continuing to add new clients, selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within the Practice Solutions Division and the Inpatient Solutions Division.

•

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

QSI Dental Division

•

QSI Dental Division revenue increased 1.0% in the nine months ended December 31, 2011 and divisional operating income (excluding unallocated corporate expenses) decreased 25.0% as compared to the same prior year period. The decline is the result of higher selling, general and administrative expenses in the current period. It should also be noted that the QSI Dental Division’s new software solution (“NextDDS™”) is being sold as a SaaS solution which means that revenue is spread out over a longer period of time and not recognized upfront. Revenue recognized from NextDDS was not significant in the nine months ended December 31, 2011. Additionally, our acquisition of ViaTrack in November 2011 did not significantly impact the QSI Dental Division results for the period.

•

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

Practice Solutions Division

•

Practice Solutions Division revenue increased 3.8% in the nine months ended December 31, 2011. Divisional operating income (excluding unallocated corporate expenses) increased to $4.4 million in the nine months ended December 31, 2011 as compared to $2.8 million for the same prior year period.

•

The Practice Solutions Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients and well as new clients added during the nine months ended December 31, 2011. The division also benefited from the cross sale of software and services to its existing customers. Systems sales to existing Practice Solutions customers are credited to the division.

•

The Company believes that a significant opportunity exists to cross sell revenue cycle management services to existing NextGen ambulatory customers. The portion of existing NextGen ambulatory customers who are using Practice Solutions revenue cycle management services is less than 15%. There is also a significant opportunity to expand the division’s services into the Inpatient Solution Division’s customers as well. Management is actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen sales force towards selling revenue cycle management services.

•

Operating income as a percentage of revenue increased to approximately 11.6% of revenue in the nine months ended December 31, 2011 versus 7.6% of revenue in the same prior year period primarily as a result of higher RCM revenue as well as systems sales. The same prior year period also included higher expenses related to certain non-recurring integration related expenses related to integrating the two entities that make up the Practice Solutions Division, transitioning and training of staff on the NextGen platform, initial set up and other costs related to achieving higher production volume from a new business.

Inpatient Solutions Division

•

Inpatient Solutions Division revenue increased 101.2% in the nine months ended December 31, 2011. Divisional operating income (excluding unallocated corporate expenses) increased to $8.9 million for the nine months ended December 31, 2011 as compared to $3.6 million for the same prior year period. This division consists of four acquisitions, CQI, IntraNexus, Opus and NextGen IS, acquired in July 2011, April 2011, February 2010 and August 2009, respectively.

•

The Inpatient Solutions Division has benefited from being able to offer both financial and CCHIT® certified clinical software, which has been packaged together. The Inpatient Solutions Division has also benefited from cross sell opportunities with existing NextGen Division customers, including hospitals that are owned or affiliated with physician offices.

•

Operating income as a percentage of revenue increased to approximately 34.7% of revenue in the nine months ended December 31, 2011 versus 28.3% of revenue in the same prior year period primarily as a result of a $12.9 million increase in divisional revenue, including system sales, implementation and training services, and maintenance.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
(Unaudited)	2011	2010	2011	2010
Revenues:
Software, hardware and supplies	31.1%	32.3%	29.9%	29.2%
Implementation and training services	5.8	4.6	5.6	5.1

System sales	36.9	36.9	35.5	34.3
Maintenance	32.1	30.4	32.1	31.6
Electronic data interchange services	10.7	11.3	11.3	11.8
Revenue cycle management and related services	9.9	12.5	10.7	13.1
Other services	10.3	8.9	10.5	9.2

Maintenance, EDI, RCM and other services	63.1	63.1	64.5	65.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	4.1	6.2	4.2	6.5
Implementation and training services	5.3	4.0	4.7	4.0

Total cost of system sales	9.4	10.2	8.9	10.5
Maintenance	3.9	3.7	3.8	3.9
Electronic data interchange services	7.0	7.5	7.4	8.0
Revenue cycle management and related services	7.5	9.5	8.0	9.8
Other services	6.2	4.3	5.9	4.7

Total cost of maintenance, EDI, RCM and other service	24.6	25.0	25.2	26.4
Total cost of revenue	34.0	35.2	34.1	36.8

Gross profit	66.0	64.8	65.9	63.2
Operating expenses:
Selling, general and administrative	29.3	30.4	29.5	30.8
Research and development costs	7.3	5.8	7.0	6.3
Amortization of acquired intangible assets	0.5	0.5	0.5	0.5

Total operating expenses	37.2	36.7	37.0	37.6
Income from operations	28.8	28.1	29.0	25.6
Interest income	0.0	0.1	0.1	0.1
Other income (expense), net	(0.2)	0.0	(0.1)	0.0

Income before provision for income taxes	28.7	28.2	28.9	25.7
Provision for income taxes	10.0	9.0	10.0	8.9

Net income	18.7%	19.2%	18.9%	16.8%

Comparison of the Three Months Ended December 31, 2011 and December 31, 2010

During fiscal year 2011, as a result of certain organizational changes, the composition of our NextGen Division was revised to exclude our inpatient solutions entities (Opus and NextGen IS), both of which are now combined in our Inpatient Solutions Division. Following the reorganization, we now operate four reportable segments (not including our corporate office), comprised of the NextGen Division, the Inpatient Solutions Division, the QSI Dental Division and the Practice Solutions Division.

Prior period segment results were revised accordingly to reflect the organizational changes. The results of operations related to the fiscal year 2010 acquisitions of Opus and NextGen IS are now included in the Inpatient Solutions Division. The results of operations related to the fiscal year 2009 acquisitions of HSI and PMP are included in the Practice Solutions Division.

Net Income. Our net income for the three months ended December 31, 2011 was $21.1 million, or $0.36 per share on both a basic and fully diluted basis. In comparison, we earned $17.5 million, or $0.30 per share on a basic and fully diluted basis for the three months ended December 31, 2010. The increase in net income for the three months ended December 31, 2011 was primarily attributed to the following:

•	a 22.7% increase in consolidated revenue, including an increase in revenues of $16.6 million from our NextGen Division and $4.1 million from our Inpatient Solutions Division;

•	a 25.5% increase in consolidated software license revenue, which accounted for 79.7% of system sales;

•	an increase in recurring revenue, including maintenance and EDI revenue, which grew 29.9% and 16.8%, respectively, compared to the prior year period; offset by

•	an increase in selling, general and administrative expenses and research and development costs.

Revenue. Revenue for the three months ended December 31, 2011 increased 22.7% to $112.8 million from $91.9 million for the three months ended December 31, 2010. NextGen Division revenue increased 24.0% to $85.9 million from $69.3 million in the three months ended December 31, 2010, QSI Dental Division revenue increased 12.5% to $4.9 million from $4.3 million, Practice Solutions Division revenue decreased 3.4% to $12.1 million from $12.5 million, and Inpatient Solutions Division revenue increased 71.6% during that same period to $9.9 million from $5.8 million.

System Sales. Revenue earned from our company-wide sales of systems for the three months ended December 31, 2011 increased 22.7% to $41.6 million from $33.9 million in the same prior year period.

Our increase in revenue from sales of systems was principally the result of an 18.1% increase in category revenue at our NextGen Division and a 62.4% increase at our Inpatient Solutions Division. NextGen Division sales in this category grew $5.3 million to $34.7 million during the three months ended December 31, 2011 from $29.4 million during the same prior year period while the Inpatient Solutions Division delivered a $2.1 million increase in category revenue to $5.4 million in the three months ended December 31, 2011 as compared to $3.3 million in the same prior year period. The increases were driven by higher sales of software to both new and existing clients at the NextGen Division and higher software and implementation revenue at the Inpatient Solutions Division.

The following table breaks down our reported system sales into software, hardware, third-party software, supplies and implementation and training services components on a consolidated and divisional basis for the three months ended December 31, 2011 and 2010 (in thousands):

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales
Three Months Ended December 31, 2011
QSI Dental Division	$703	$466	$233	$1,402
NextGen Division	28,641	1,037	4,989	34,667
Inpatient Solutions Division	3,728	397	1,285	5,410
Practice Solutions Division	102	—	48	150

Consolidated	$33,174	$1,900	$6,555	$41,629

Three Months Ended December 31, 2010
QSI Dental Division	$380	$347	$262	$989
NextGen Division	23,171	2,759	3,435	29,365
Inpatient Solutions Division	2,782	122	428	3,332
Practice Solutions Division	102	12	137	251

Consolidated	$26,435	$3,240	$4,262	$33,937

NextGen Division software license revenue increased 23.6% in the three months ended December 31, 2011 versus the same period last year. The NextGen Division’s software revenue accounted for 82.6% of divisional system sales revenue during the three months ended December 31, 2011 compared to 78.9% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.

During the three months ended December 31, 2011, 3.0% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 9.4% during same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division increased 45.2% in the three months ended December 31, 2011 compared to the same prior year period. Implementation and training revenue related to system sales at the Inpatient Solutions Division increased 200.2%, in the three months ended December 31, 2011 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the three months ended December 31, 2011 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions and our ability to retain current staff members.

For the QSI Dental Division, total system sales increased $0.4 million, or 41.8%, to $1.4 million in the three months ended December 31, 2011 as compared to $1.0 million in the same prior year period. Systems sales in the current year period included a larger amount of software compared to the prior year period.

Maintenance, EDI, RCM and Other Services. For the three months ended December 31, 2011, our company-wide revenue from maintenance, EDI, RCM and other services grew 22.8% to $71.1 million from $57.9 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen and Inpatient Solutions Divisions.

Total NextGen Division maintenance revenue for the three months ended December 31, 2011 grew 26.3% to $30.2 million from $23.9 million for the same prior year period while NextGen Division EDI revenue grew 18.9% to $10.9 million compared to $9.1 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, follow-on training hours, consulting services and hosting services, increased 48.5% to $10.1 million in the three months ended December 31, 2011 from $6.8 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue and follow-on training services revenue to existing NextGen Division customers.

QSI Dental Division maintenance, EDI and other services revenue for the three months ended December 31, 2011 and 2010 was $3.5 million and $3.3 million, respectively. For the three months ended December 31, 2011, RCM revenue for the Practice Solutions Division decreased to $11.1 million compared to $11.5 million in the same prior year period. RCM revenue was negatively impacted by delays in the implementation and ramp up of certain customers. For the Inpatient Solutions Division, maintenance and other services revenue for the three months ended December 31, 2011 increased 84.3% as compared to the same prior year period primarily because divisional maintenance revenue increased $1.9 million to $4.0 million from $2.1 million in the same prior year period. Inpatient Solutions Division maintenance and other services revenue was positively impacted by new customers as well as contributions by the CQI and IntraNexus acquisitions.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the three months ended December 31, 2011 and 2010 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended December 31, 2011
QSI Dental Division	$1,946	$1,230	$—	$285	$3,461
NextGen Division	30,246	10,871	—	10,116	51,233
Inpatient Solutions Division	4,029	—	—	489	4,518
Practice Solutions Division	24	—	11,147	753	11,924

Consolidated	$36,245	$12,101	$11,147	$11,643	$71,136

Three Months Ended December 31, 2010
QSI Dental Division	$1,805	$1,214	$—	$313	$3,332
NextGen Division	23,946	9,146	—	6,814	39,906
Inpatient Solutions Division	2,117	—	—	335	2,452
Practice Solutions Division	40	—	11,496	708	12,244

Consolidated	$27,908	$10,360	$11,496	$8,170	$57,934

Maintenance revenue for the NextGen Division increased by $6.3 million for the three months ended December 31, 2011 as compared to the same prior year period. The growth in maintenance revenue is a result of a $5.9 million increase related to net additional licenses from new clients and existing clients, and approximately $0.4 million related to a price increase that became effective during the quarter ended September 30, 2011.

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

Cost of Revenue. Cost of revenue for the three months ended December 31, 2011 increased 18.6% to $38.3 million from $32.3 million in the same prior year period and the cost of revenue as a percentage of revenue decreased to 34.0% from 35.2% primarily due to a lower amount of hardware included in systems sales as compared to the same prior year period as well as strong software sales achieved in the current year period. This was partially offset by lower gross margins related to implementation, training, and consulting services which were impacted by increased hiring in the current quarter. Gross margins from implementation services declined to 8.6% from 13.7% in the same prior year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended December 31,
	2011	%	2010	%
QSI Dental Division
Revenue	$4,863	100.0%	$4,321	100.0%
Cost of revenue	2,314	47.6%	2,097	48.5%

Gross profit	$2,549	52.4%	$2,224	51.5%

NextGen Division
Revenue	$85,900	100.0%	$69,271	100.0%
Cost of revenue	23,804	27.7%	19,862	28.7%

Gross profit	$62,096	72.3%	$49,409	71.3%

Inpatient Solutions Division
Revenue	$9,928	100.0%	$5,784	100.0%
Cost of revenue	2,879	29.0%	1,367	23.6%

Gross profit	$7,049	71.0%	$4,417	76.4%

Practice Solutions Division
Revenue	$12,074	100.0%	$12,495	100.0%
Cost of revenue	8,685	71.9%	9,003	72.1%

Gross profit	$3,389	28.1%	$3,492	27.9%

Unallocated cost of revenue	$652	N/A	$—	N/A
Consolidated
Revenue	$112,765	100.0%	$91,871	100.0%
Cost of revenue	38,334	34.0%	32,329	35.2%

Gross profit	$74,431	66.0%	$59,542	64.8%

Gross profit margins at the QSI Dental Division for the three months ended December 31, 2011 increased to 52.4% from 51.5% for the same prior year period. Gross profit margins at the NextGen Division for three months ended December 31, 2011 increased to 72.3% compared to 71.3% for the same prior year period due to strong software sales and an increase in maintenance revenue, which yields higher margins than other services, along with improvements in EDI margins. This was partially offset by lower margins achieved in implementation services, which declined to 8.6% from 13.7% in the same prior year period. Gross margin in the Inpatient Solutions Division decreased to 71.0% for the three months ended December 31, 2011 as compared to 76.4% for the same prior year period due to growth in implementation and training revenue which carries lower profit margins compared to software. Implementation and training revenue in the Inpatient Solutions Division represented approximately 12.9% of total Inpatient Solutions Division revenue compared to 7.4% in the year ago period. Gross margin in the Practice Solutions Division remained relatively consistent at 28.1% for the three months ended December 31, 2011 as compared to 27.9% for the same prior year period.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended December 31, 2011 and 2010:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Three Months Ended December 31, 2011
QSI Dental Division	7.4%	24.1%	6.6%	9.5%	47.6%	52.4%
NextGen Division	1.0%	12.3%	7.1%	7.3%	27.7%	72.3%
Inpatient Solutions Division	4.3%	16.0%	0.0%	8.7%	29.0%	71.0%
Practice Solutions Division	0.0%	47.6%	2.3%	22.0%	71.9%	28.1%

Consolidated	1.5%	16.9%	6.0%	9.6%	34.0%	66.0%
Three Months Ended December 31, 2010
QSI Dental Division	7.0%	20.7%	12.8%	8.0%	48.5%	51.5%
NextGen Division	3.2%	11.2%	6.9%	7.4%	28.7%	71.3%
Inpatient Solutions Division	7.0%	12.5%	0.0%	4.1%	23.6%	76.4%
Practice Solutions Division	0.1%	43.8%	1.8%	26.4%	72.1%	27.9%

Consolidated	3.2%	16.2%	6.1%	9.7%	35.2%	64.8%

During the three months ended December 31, 2011, hardware and third-party software constituted a lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services increased to 16.9% of consolidated revenue in the three months ended December 31, 2011 compared to 16.2% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $14.8 million in the three months ended December 31, 2010 to $19.1 million in the three months ended December 31, 2011, an increase of 28.6%, or approximately $4.3 million. Of the $4.3 million increase, approximately $0.3 million of the increase is related to the Practice Solutions Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $2.8 million in the NextGen Division, $0.9 million for the Inpatient Solutions Division and $0.3 million in the QSI Dental Division for the three months ended December 31, 2011 are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. The amount of share-based compensation expense included in cost of revenue was not significant for the three months ended December 31, 2011 and 2010.

Other expense, which primarily consists of third-party annual license, hosting costs and outsourcing costs, decreased to 9.6% of total revenue during the three months ended December 31, 2011 as compared to 9.7% for the same period a year ago. Other expenses declined as a percentage of revenue primarily due to a higher percentage of revenue from software licenses which do not carry a significant amount of other expenses.

As a result of the foregoing events and activities, our gross profit percentage increased to 66.0% for the three months ended December 31, 2011 versus 64.8% for the same prior year period.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2011 increased 18.4% to $33.1 million as compared to $28.0 million for the same prior year period. The increase in these expenses resulted primarily from:

•	$3.6 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$1.5 million net increase in other selling and administrative expenses.

Share-based compensation expense was approximately $0.7 million for both the three months ended December 31, 2011 and 2010, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 30.4% in the three months ended December 31, 2010 to 29.3% in the three months ended December 31, 2011.

We do not anticipate significant increases in expenditures for trade shows, advertising and the employment of additional sales and administrative staff at the NextGen Division until additional revenue growth is achieved. We anticipate future increases in corporate expenditures being made in a wide range of areas including professional services and investment in a company-wide enterprise resource planning (“ERP”) system. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general and administrative expenses as a percentage of revenue.

Research and Development Costs. Research and development costs for the three months ended December 31, 2011 and 2010 were $8.3 million and $5.4 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen and Inpatient Solutions Divisions product lines including our ongoing project to bring greater integration between our ambulatory and inpatient software products and solutions. We have also invested significantly in enhancements to our specialty template development, preparation for ICD10 requirements, new products including NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”), and other enhancements to our existing products. Additions to capitalized software costs offset increases in research and development costs. For the three months ended December 31, 2011 and 2010, our additions to capitalized software were at $3.4 million and $2.9 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. Research and development costs as a percentage of revenue increased to 7.3% in the three months ended December 31, 2011 from 5.8% for the same prior year period. Research and development expenses are expected to continue at or above current dollar levels as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the three months ended December 31, 2011 and 2010.

Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets for the three months ended December 31, 2011 and 2010 were $0.5 million and $0.4 million, respectively.

Interest and Other Income. Total interest and other expense for the three months ended December 31, 2011 was $0.2 million of expense as compared to income of $0.1 million for the three months ended December 31, 2010. Interest and other income consist primarily of dividends and interest earned on our investments offset by foreign currency losses associated with our India captive which began operating in January 2011.

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

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2011 and 2010 were $11.2 million and $8.3 million, respectively. The effective tax rates were 34.7% and 32.1% for the three months ended December 31, 2011 and 2010, respectively. The effective rate for the three months ended December 31, 2011 increased as compared to the same prior year period primarily due to the same prior year period included discrete decreases related to the federal research and development tax credit statute which was reinstated subsequent to filing fiscal 2010 tax return and decreased deductions related to incentive stock options that were exercised in the same prior year period.

Comparison of the Nine Months Ended December 31, 2011 and December 31, 2010

During fiscal year 2011, as a result of certain organizational changes, the composition of our NextGen Division was revised to exclude our inpatient solutions entities (Opus and NextGen IS), both of which are now combined in our Inpatient Solutions Division. Following the reorganization, we now operate four reportable segments (not including our corporate offices), comprised of the NextGen Division, the Inpatient Solutions Division, the QSI Dental Division and the Practice Solutions Division.

Prior period segment results were revised accordingly to reflect the organizational changes. The results of operations related to the fiscal year 2010 acquisitions of Opus and NextGen IS are now included in the Inpatient Solutions Division. The results of operations related to the fiscal year 2009 acquisitions of HSI and PMP are included in the Practice Solutions Division.

Net Income. Our net income for the nine months ended December 31, 2011 was $60.6 million, or $1.03 per share on both a basic and fully diluted basis. In comparison, we earned $43.1 million, or $0.74 per share on a basic and fully diluted basis for the nine months ended December 31, 2010. The increase in net income for the nine months ended December 31, 2011 was primarily attributed to the following:

•

a 25.2% increase in consolidated revenue, including an increase in revenues of $50.1 million from our NextGen Division, $12.9 million from our Inpatient Solutions Division and $1.4 million from our Practice Solutions Division;

•	a 38.4% increase in consolidated software license revenue, which accounted for 79.2% of total system sales;

•	a 19.8% increase in recurring revenue, including RCM, maintenance and EDI revenue; offset by

•	an increase in selling, general and administrative expenses and research and development costs.

Revenue. Revenue for the nine months ended December 31, 2011 increased 25.2% to $320.8 million from $256.3 million for the nine months ended December 31, 2010. NextGen Division revenue increased 26.0% to $243.0 million from $192.9 million in the nine months ended December 31, 2010, QSI Dental Division revenue increased 1.0% to $14.5 million from $14.3 million, Practice Solutions Division revenue increased 3.8% to $37.7 million from $36.3 million, and Inpatient Solutions Division revenue increased 101.2% to $25.7 million from $12.8 million in the same prior year period.

System Sales. Revenue earned from our company-wide sales of systems for the nine months ended December 31, 2011 increased 29.7% to $114.0 million from $87.9 million in the same prior year period.

Our increase in revenue from sales of systems was principally the result of a 23.5% increase in category revenue at our NextGen Division and a 131.4% increase at our Inpatient Solutions Division. NextGen Division sales in this category grew $18.1 million to $95.4 million during the nine months ended December 31, 2011 from $77.3 million during the same prior year period while the Inpatient Solutions Division delivered a $7.6 million increase in category revenue to $13.4 million in the nine months ended December 31, 2011 as compared to $5.8 million in the same prior year period. The increases were driven by higher sales of software to both new and existing clients at the NextGen Division and higher software and implementation revenue at the Inpatient Solutions Division.

The following table breaks down our reported system sales into software, hardware, third-party software, supplies and implementation and training services components on a consolidated and divisional basis for the nine months ended December 31, 2011 and 2010 (in thousands):

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales
Nine Months Ended December 31, 2011
QSI Dental Division	$1,996	$1,312	$893	$4,201
NextGen Division	78,870	3,336	13,232	95,438
Inpatient Solutions Division	8,658	890	3,827	13,375
Practice Solutions Division	783	—	169	952

Consolidated	$90,307	$5,538	$18,121	$113,966

Nine Months Ended December 31, 2010
QSI Dental Division	$1,819	$1,618	$769	$4,206
NextGen Division	58,446	7,682	11,163	77,291
Inpatient Solutions Division	4,688	234	859	5,781
Practice Solutions Division	300	19	278	597

Consolidated	$65,253	$9,553	$13,069	$87,875

NextGen Division software license revenue increased 34.9% in the nine months ended December 31, 2011 versus the same period last year. The Division’s software revenue accounted for 82.6% of divisional system sales revenue during the nine months ended December 31, 2011 compared to 75.6% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.

During the nine months ended December 31, 2011, 3.5% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 9.9% during the same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division increased 18.5% in the nine months ended December 31, 2011 compared to the same prior year period. Implementation and training revenue related to system sales at the Inpatient Solutions Division increased 345.5%, in the nine months ended December 31, 2011 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the nine months ended December 31, 2011 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions and our ability to retain current staff members.

For the Practice Solutions Division, total system sales increased $0.4 million, or 59.5%, to $1.0 million in the nine months ended December 31, 2011 as compared to the same prior year period. Systems sales revenue within the Practice Solutions Division is composed of sales to existing RCM clients only and can fluctuate given the size of the current client base of the Practice Solutions Division.

Maintenance, EDI, RCM and Other Services. For the nine months ended December 31, 2011, our company-wide revenue from maintenance, EDI, RCM and other services grew 22.9% to $206.9 million from $168.4 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen and Inpatient Solutions Divisions and RCM revenue from the Practice Solutions Division.

Total NextGen Division maintenance revenue for the nine months ended December 31, 2011 grew 25.1% to $86.4 million from $69.1 million for the same prior year period while NextGen Division EDI revenue grew 22.6% to $32.5 million compared to $26.5 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, follow-on training hours, consulting services and hosting services, increased 43.4% to $28.6 million in the nine months ended December 31, 2011 from $20.0 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue and follow-on training services revenue to existing NextGen Division customers.

QSI Dental Division maintenance, EDI and other services revenue for the nine months ended December 31, 2011 and 2010 was $10.3 million and $10.1 million, respectively. For the nine months ended December 31, 2011, RCM revenue for the Practice Solutions Division grew $0.7 million, or 2.2%, to $34.2 million compared to $33.4 million in the same prior year period primarily as a result of increases in RCM revenue to new and existing clients. For the Inpatient Solutions Division, maintenance and other services revenue for the nine months ended December 31, 2011 increased 76.3% as compared to the same prior year period primarily because divisional maintenance revenue increased $4.4 million to $10.8 million from $6.3 million in the same prior year period.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the nine months ended December 31, 2011 and 2010 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Nine Months Ended December 31, 2011
QSI Dental Division	$5,713	$3,640	$—	$915	$10,268
NextGen Division	86,403	32,538	—	28,636	147,577
Inpatient Solutions Division	10,757	—	—	1,539	12,296
Practice Solutions Division	88	—	34,170	2,476	36,734

Consolidated	$102,961	$36,178	$34,170	$33,566	$206,875

Nine Months Ended December 31, 2010
QSI Dental Division	$5,463	$3,729	$—	$921	$10,113
NextGen Division	69,083	26,537	—	19,975	115,595
Inpatient Solutions Division	6,309	—	—	667	6,976
Practice Solutions Division	118	—	33,443	2,135	35,696

Consolidated	$80,973	$30,266	$33,443	$23,698	$168,380

Maintenance revenue for the NextGen Division increased by $17.3 million for the nine months ended December 31, 2011 as compared to the same prior year period. The growth in maintenance revenue is primarily a result of increases related to net additional licenses from new clients and existing clients as well as a price increase that became effective during the quarter ended September 30, 2011.

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

Cost of Revenue. Cost of revenue for the nine months ended December 31, 2011 increased 15.9% to $109.3 million from $94.3 million in the same prior year period and the cost of revenue as a percentage of revenue decreased to 34.1% from 36.8% primarily due to a lower amount of hardware included in systems sales as compared to the same prior year period as well as strong software sales achieved in the current year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the nine months ended December 31, 2011 and 2010 (in thousands):

	Nine Months Ended December 31,
	2011	%	2010	%
QSI Dental Division
Revenue	$14,469	100.0%	$14,319	100.0%
Cost of revenue	6,672	46.1%	6,744	47.1%

Gross profit	$7,797	53.9%	$7,575	52.9%

NextGen Division
Revenue	$243,015	100.0%	$192,886	100.0%
Cost of revenue	67,509	27.8%	58,534	30.3%

Gross profit	$175,506	72.2%	$134,352	69.7%

Inpatient Solutions Division
Revenue	$25,671	100.0%	$12,757	100.0%
Cost of revenue	6,887	26.8%	3,162	24.8%

Gross profit	$18,784	73.2%	$9,595	75.2%

Practice Solutions Division
Revenue	$37,686	100.0%	$36,293	100.0%
Cost of revenue	26,583	70.5%	25,876	71.3%

Gross profit	$11,103	29.5%	$10,417	28.7%

Unallocated cost of revenue (1)	$1,631	N/A	$—	N/A
Consolidated
Revenue	$320,841	100.0%	$256,255	100.0%
Cost of revenue	109,282	34.1%	94,316	36.8%

Gross profit	$211,559	65.9%	$161,939	63.2%

(1)	Relates to the amortization of software technology intangible assets acquired from the purchase of ViaTrack, CQI, IntraNexus, Opus and NextGen IS

Gross profit margins at the QSI Dental Division for the nine months ended December 31, 2011 increased to 53.9% from 52.9% for the same prior year period. Gross profit margins at the NextGen Division for nine months ended December 31, 2011 increased to 72.2% compared to 69.7% for the same prior year period due to strong software sales and an increase in maintenance revenue, which yields higher margins than other services, along with improvements in EDI margins. Gross margin in the Inpatient Solutions Division decreased to 73.2% for the nine months ended December 31, 2011 as compared to 75.2% for the same prior year period due to growth in higher margin software and maintenance revenue. Gross margin in the Practice Solutions Division increased to 29.5% for the nine months ended December 31, 2011 as compared to 28.7% for the same prior year period due to growth in higher margin software revenue.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the nine months ended December 31, 2011 and 2010:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Nine Months Ended December 31, 2011
QSI Dental Division	7.4%	22.0%	8.5%	8.2%	46.1%	53.9%
NextGen Division	1.2%	12.0%	7.7%	6.9%	27.8%	72.2%
Inpatient Solutions Division	3.7%	15.4%	0.0%	7.7%	26.8%	73.2%
Practice Solutions Division	0.0%	45.8%	2.1%	22.6%	70.5%	29.5%

Consolidated	1.5%	16.7%	6.5%	9.4%	34.1%	65.9%

Nine Months Ended December 31, 2010
QSI Dental Division	8.9%	17.8%	12.8%	7.6%	47.1%	52.9%
NextGen Division	3.4%	11.8%	8.2%	6.9%	30.3%	69.7%
Inpatient Solutions Division	4.5%	16.8%	0.0%	3.5%	24.8%	75.2%
Practice Solutions Division	0.0%	43.8%	0.6%	26.9%	71.3%	28.7%

Consolidated	3.3%	16.9%	7.0%	9.6%	36.8%	63.2%

During the nine months ended December 31, 2011, hardware and third-party software constituted a lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services decreased to 16.7% of consolidated revenue in the nine months ended December 31, 2011 compared to 16.9% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $43.4 million in the nine months ended December 31, 2010 to $53.5 million in the nine months ended December 31, 2011, an increase of 23.2%, or approximately $10.1 million. Of the $10.1 million increase, approximately $1.4 million of the increase is related to the Practice Solutions Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $6.3 million in the NextGen Division, $1.8 million for the Inpatient Solutions Division and $0.6 million in the QSI Dental Division for the nine months ended December 31, 2011 are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. The amount of share-based compensation expense included in cost of revenue was not significant for nine months ended December 31, 2011 and 2010.

Other expense, which primarily consists of third-party annual license, hosting costs and outsourcing costs, decreased to 9.4% of total revenue during the nine months ended December 31, 2011 as compared to 9.6% for the same period a year ago.

As a result of the foregoing events and activities, our gross profit percentage increased to 65.9% for the nine months ended December 31, 2011 versus 63.2% for the same prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2011 increased 19.8% to $94.7 million as compared to $79.0 million for the same prior year period. The increase in these expenses resulted primarily from:

•	$9.0 million increase in salaries and related benefit expenses primarily as a result of headcount additions and acquisitions;

•	$2.6 million increase in sales commissions primarily related to the NextGen Division;

•	$1.0 million increase in bad debt expense;

•	$3.0 million net increase in other selling and administrative expenses.

Share-based compensation expense was approximately $2.1 million and $2.4 million for the nine months ended December 31, 2011 and 2010 and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 30.8% in the nine months ended December 31, 2010 to 29.5% in the nine months ended December 31, 2011.

Research and Development Costs. Research and development costs for the nine months ended December 31, 2011 and 2010 were $22.5 million and $16.0 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen and Inpatient Solutions Division product lines. We have also invested significantly in enhancements to our specialty template development, preparation for ICD10 requirements, new products including NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”), and other enhancements to our existing products. Additions to capitalized software costs offset increases in research and development costs. For the nine months ended December 31, 2011 and

2010, our additions to capitalized software were at $9.6 million and $8.6 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. Research and development costs as a percentage of revenue increased to 7.0% in the nine months ended December 31, 2011 from 6.3% for the same prior year period. Research and development expenses are expected to continue at or above current dollar levels as we develop a new integrated inpatient and outpatient, web-based software platform. Share-based compensation expense included in research and development costs was not significant for the nine months ended December 31, 2011 and 2010.

Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets for the nine months ended December 31, 2011 and 2010 were $1.5 million and $1.2 million, respectively.

Interest and Other Income (Expense). Total interest and other expense for the nine months ended December 31, 2011 was $0.2 million of expense as compared to income of $0.3 million for the nine months ended December 31, 2010. Interest and other income consist primarily of dividends and interest earned on our investments offset by foreign currency losses.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2011 and 2010 were $32.1 million and $22.9 million, respectively. The effective tax rate was 34.7% for both the nine months ended December 31, 2011 and 2010. The provision for income taxes for the nine months ended December 31, 2011 differs from the combined statutory rates primarily due to the impact of varying state income tax rates, tax-exempt interest income, and the qualified production activities deduction.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the nine months ended December 31, 2011 and 2010 (dollar amounts in thousands):

	Nine Months Ended December 31,
	2011	2010
Cash and cash equivalents	$129,046	$118,221
Net increase in cash and cash equivalents	$12,429	$33,610
Net income	$60,584	$43,053
Net cash provided by operating activities	$61,742	$60,305
Number of days of sales outstanding	129	122

Cash Flows from Operating Activities

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income plus adjustments to add back non-cash expenses, including depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation and deferred taxes.

The following table summarizes our consolidated statements of cash flows for the nine months ended December 31, 2011 and 2010 (in thousands):

	Nine Months Ended December 31,
	2011	2010
Net income	$60,584	$43,053
Non-cash expenses	19,397	15,925
Change in deferred revenue	13,336	8,184
Change in accounts receivable	(22,312)	(18,639)
Change in other assets and liabilities	(9,263)	11,782

Net cash provided by operating activities	$61,742	$60,305

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the nine months ended December 31, 2011 and 2010.

Non-Cash Expenses. Non-cash expenses include depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts, share-based compensation and deferred taxes. Total non-cash expenses were $19.4 million and $15.9 million for the nine months ended December 31, 2011 and 2010, respectively.

The $3.5 million increase in non-cash expenses for the nine months ended December 31, 2011 as compared to the same prior year period is related to increases of approximately $0.7 million in depreciation, $0.7 million of amortization of capitalized software costs, $0.9 million of bad debt expense, $0.8 million of amortization of other intangibles, a $0.5 million decrease in deferred income tax benefit, and a $0.1 million loss on disposal of fixed assets, offset by a $0.2 million decrease in share-based compensation.

Deferred Revenue. Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue. Deferred revenue increased by approximately $13.3 million for the nine months ended December 31, 2011 versus an increase of $8.2 million in the same prior year period, resulting in a $5.1 million increase to cash from operations as compared to the same prior year period.

Accounts Receivable. Accounts receivable grew by approximately $22.3 million and $18.6 million for the nine months ended December 31, 2011 and 2010, respectively. The increase in accounts receivable is due to the following factors:

•	NextGen Division revenue grew 26.0% and 14.7% on a year-over-year basis for the nine months ended December 31, 2011 and 2010, respectively;

•	Unpaid deferred revenue included in both accounts receivable and deferred revenue has grown to $58.9 million at December 31, 2011 compared to $40.5 million at December 31, 2010;

•	Inpatient Division revenue grew to $25.7 million for the nine months ended December 31, 2011 as compared to $12.8 million for the same prior year period; and

•

Turnover of accounts receivable is generally slower for systems sales revenue in the NextGen Division and Inpatient Solutions Division due to the fact that the systems sales related revenue have longer payment terms, generally up to one year, which historically have accounted for a major portion of both divisions’ sales.

The turnover of accounts receivable measured in terms of days sales outstanding (“DSO”) increased from 122 days to 129 days during the nine months ended December 31, 2011 as compared the same prior year period. The increase in DSO is primarily due to the factors mentioned above.

If amounts included in both accounts receivable and deferred revenue were netted, the turnover of accounts receivable expressed as DSO would be 81 days as of December 31, 2011 and 82 days as of December 31, 2010. Provided turnover of accounts receivable, deferred revenue and profitability remain consistent with the 2011 fiscal year, we anticipate being able to continue generating cash from operations during fiscal year 2012 primarily from our net income.

Other Assets and Liabilities. Cash from operations in the nine months ended December 31, 2011 was negatively impacted by a net $9.3 million decrease in other assets and liabilities compared to an increase of $11.8 million for the nine months ended December 31, 2010. For the nine months ended December 31, 2011, the $9.3 million change in other assets and liabilities is the result of income tax payments made during the period which moved us from a $3.5 million income tax payable at March 31, 2011 to a $5.1 million income tax receivable as of December 31, 2011.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2011 and 2010 was $28.4 million and $4.7 million, respectively. The $23.7 million increase in net cash used in investing activities during the nine months ended December 31, 2011 as compared to the same prior year period is primarily due to net cash paid for the acquisitions of IntraNexus, CQI, and ViaTrack of $3.3 million, $2.7 million, and $5.7 million, respectively, in addition to $0.9 million and $3.3 million, respectively, for capitalized software and equipment and improvements. The prior year period cash flows from investing activities included additions to capitalized software and equipment and improvements of $8.6 million and $4.0 million, respectively, which were partially offset by $7.7 million in proceeds from the sale of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2011 and 2010 was $20.9 million and $22.0 million, respectively. During the nine months ended December 31, 2011, we received proceeds of $7.3 million from the exercise of stock options and paid $30.7 million in dividends to shareholders compared to proceeds of $3.5 million from the exercise of stock options and payments of $26.0 million in dividends to shareholders during the same prior year period.

We recorded a reduction in our tax benefit from share-based compensation of $2.5 million and $0.5 million during the nine months ended December 31, 2011 and 2010, respectively, related to excess tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital.

Cash and Cash Equivalents and Marketable Securities

At December 31, 2011, we had cash and cash equivalents of $129.0 million. We may use a portion of these funds towards future acquisitions although the timing and amount of funds to be used has not been determined. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We also intend to expend some of these funds related to the implementation of the ERP system. We believe the ERP will greatly enhance and streamline our operational processes and provide a common technology platform to support future growth opportunities. We anticipate capital expenditures will increase in fiscal year 2012 and will be funded from cash on hand and cash flows from operations.

In January 2007, our Board of Directors adopted a policy whereby we intend to pay a regular quarterly dividend of $0.125 per share on our outstanding common stock, subject to further review and approval and the establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. Our Board of Directors subsequently increased the quarterly dividend to $0.150 per share in August 2008 and to $0.175 per share in January 2011. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.

On January 25, 2012, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of March 20, 2012 with an expected distribution date on or about April 5, 2012.

Our Board of Directors declared the following dividends during the periods presented (stock split adjusted):

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 25, 2011	June 17, 2011	July 5, 2011	$0.175
July 27, 2011	September 19, 2011	October 5, 2011	$0.175
October 26, 2011	December 20, 2011	January 5, 2012	$0.175

Fiscal year 2012			$0.525

May 26, 2010	June 17, 2010	July 6, 2010	$0.150
July 28, 2010	September 17, 2010	October 5, 2010	$0.150
October 25, 2010	December 17, 2010	January 5, 2011	$0.150
January 26, 2011	March 17, 2011	April 5, 2011	$0.175

Fiscal year 2011			$0.625

May 27, 2009	June 12, 2009	July 6, 2009	$0.150
July 23, 2009	September 25, 2009	October 5, 2009	$0.150
October 28, 2009	December 23, 2009	January 5, 2010	$0.150
January 27, 2010	March 23, 2010	April 5, 2010	$0.150

Fiscal year 2010			$0.600

Management believes that its cash and cash equivalents on hand at December 31, 2011, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for fiscal year 2012.

Contractual Obligations

The following table summarizes our significant contractual obligations, all of which relate to operating leases, at December 31, 2011 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

For the year ended March 31, 2012 (remaining three months)	$1,452
2013	6,012
2014	5,610
2015	5,008
2016 and beyond	5,698

$23,780

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of December 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of the filing of this Quarterly Report on Form 10-Q, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

There have been no material changes during the three months ended December 31, 2011 to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report.

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

QUALITY SYSTEMS, INC.

Date: February 3, 2012	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2012	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)