Form 10-K
period 2012-03-31
QUALITY SYSTEMS, INC
filed 2012-05-25
CIK 708818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2011: $1,910,449,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $48.50 per share).*

The Registrant has no non-voting common equity.

The number of outstanding shares of the Registrant’s common stock as of May 21, 2012 was 59,294,619 shares.

*	For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III.

QUALITY SYSTEMS, INC.

2012 Annual Report on Form 10-K

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (this “Report”) and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risks factors discussed in “Item 1A. Risk Factors” of this Report, as well as in our other public disclosures and filings with the Securities and Exchange Commission (“SEC”). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report.

PART I

ITEM 1.	BUSINESS

Company Overview

Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions (the “Divisions”) and an India-based offshore captive, and is comprised of: (i) the QSI Dental Division, which includes ViaTrack Systems, LLC (“ViaTrack”); (ii) the NextGen Division, which consists of NextGen Healthcare Information Systems, LLC (“NextGen”); (iii) the Hospital Solutions Division (formerly Inpatient Solutions), which includes Opus Healthcare Solutions, LLC (“Opus”); (iv) the RCM Services Division (formerly Practice Solutions), which consists of NextGen Practice Solutions, LLC (“Practice Solutions”) and (v) Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”, “we”, “our”, or “us”). We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.

Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 700, Irvine, California, 92612. We operate on a fiscal year ending on March 31.

The Company was founded with an early focus on providing information systems to dental group practices. This focus area would later become the QSI Dental Division. In the mid-1980’s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid-1990’s, we made two acquisitions that accelerated our penetration of the medical market and formed the basis for the NextGen Division. Today, we serve the dental markets through our QSI Dental Division, physician practice, inpatient and RCM services through NextGen Division, Hospital Solutions Division and RCM Services Division.

The Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams and branding. However, there are a small but growing number of customers who are simultaneously utilizing software or services from more than one of our Divisions. In an effort to encourage this cross selling of our products and services between Divisions, we are in the process of further integrating our ambulatory and inpatient products to provide a more robust and comprehensive platform to offer our customers. The Divisions also share the resources of our “corporate office,” which includes a variety of accounting and other administrative functions.

The QSI Dental Division and NextGen Division develop and market practice management software that is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice, such as patient scheduling and billing. It is important to note that since in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices, we actively compete for the replacement market. The QSI Dental Division and NextGen Division also develop and market software that automates patient records in physician practices, community health centers (CHC’s) and hospital settings. In this patient records area of our business, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems. The Hospital Solutions Division develops and markets an equivalent practice management software product, which performs administrative functions required for operating a small hospital as well as physician documentation and computerized physician order entry (CPOE) charting.

In January 2011, QSIH was formed in Bangalore, India to function as our India-based captive to offshore technology application development and business processing services. As of March 31, 2012, we had 135 full time employees in our Bangalore facility primarily engaged in software development and quality assurance activities.

We continue to pursue product and service enhancement initiatives within each of our Divisions. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

The following table breaks down our reported segment revenue and segment revenue growth by Division for the fiscal years ended March 31, 2012, 2011 and 2010:

	Segment Revenue Breakdown Fiscal Year Ended March 31,			Segment Revenue Growth Fiscal Year Ended March 31,
	2012	2011	2010	2012	2011	2010
QSI Dental Division	4.6%	5.7%	5.9%	(1.9)%	16.6%	8.1%
NextGen Division	75.7%	75.3%	78.3%	22.1%	16.5%	12.1%
Hospital Solutions Division(1)	8.0%	5.1%	1.0%	92.6%	519.1%	N/A
RCM Services Division	11.7%	13.9%	14.8%	2.8%	13.7%	67.5%

Consolidated	100.0%	100.0%	100.0%	21.6%	21.1%	18.9%

(1)	The reported revenue for the Hospital Solutions Division includes four acquisitions. The acquisition of CQI Solutions, Inc. (“CQI”) in July 2011, IntraNexus, Inc. (“IntraNexus”) in April 2011, Opus in February 2010 and Sphere Health Systems, Inc. (“Sphere”) in August 2009.

QSI Dental Division.    The QSI Dental Division, co-located with our corporate headquarters in Irvine, California, focuses on developing, marketing and supporting software suites sold to dental organizations located throughout the United States. In addition, the QSI Dental Division supports a growing number of dental organizations using its Software as a Service (“SaaS”) model-based financial and clinical software, as well as a number of medical clients that use the QSI Dental Division’s UNIX®-based legacy medical practice management software product. This SaaS software, formerly called NextDDS™, has undergone a name change and is now “QSIDental™ Web”. The name change was undertaken to give the product stronger identification in the marketplace as a web-based solution.

In July 2009, we licensed source code that allows us to deliver hosted, Web-based SaaS model practice management and clinical software solutions to the dental industry. This software solution, QSIDental Web, is being marketed primarily to the multi-location dental group practice market in which the QSI Dental Division has historically been a dominant player. QSIDental Web moves the QSI Dental Division to the forefront of the emergence of Internet-based applications and cloud computing and represents a significant growth opportunity for the Division to sell to both its existing client base and new clients.

The QSI Dental Division participates jointly with the NextGen Division in providing software and services to safety-net clinics like Federally Qualified Health Centers (“FQHC”) and other “safety net” health centers, including Public Health Centers, Community Health Centers, Free Clinics, as well as Rural and Tribal Health Centers. FQHCs are community-based organizations and are funded by the federal government, which provide medical and dental services to underprivileged and underserved communities. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, reserved $11 billion over a multi-year period for FQHCs, creating unprecedented opportunities for FQHCs growth and the formation of new FQHCs. When combined and used in tandem, NextGen Ambulatory EHR, NextGen Electronic Dental Record and NextGen Practice Management provides a unique product in this marketplace — an integrated patient record accessible by both physicians and dentists.

The QSI Dental Division’s legacy practice management software suite uses a UNIX® operating system. It’s Clinical Product Suite (“CPS”) can be fully integrated with the client server-based practice management software offered from each of our Divisions. When integrated and delivered with the NextGen Healthcare practice management solution, CPS is re-branded as NextGen EDR (Electronic Dental Record). CPS/EDR incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The QSI Dental Division also develops, markets, and provides EDI services to dental practices, including electronic submission of claims to insurance providers as well as automated patient statements. On November 14, 2011, the Company acquired ViaTrack, a developer and provider of information technologies that enhance EDI offerings, to incorporate into the QSI Dental Division. We believe that significant opportunities exist to add EDI services to our portfolio of service offerings in the dental and CHC market and ViaTrack will provide a platform to pursue this opportunity.

NextGen Division.    The NextGen Division, with headquarters in Horsham, Pennsylvania and a significant location in Atlanta, Georgia, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations. The NextGen Division’s major product categories include the NextGen Ambulatory product suite and NextGen Community Connectivity.

The NextGen Ambulatory product suite streamlines patient care with standardized, real-time clinical and administrative workflows within a physician’s practice, and consists of:

•

NextGen Ambulatory Electronic Health Records (“EHR”) to ensure complete, accurate documentation to manage patient care electronically and to improve clinical processes and patient outcomes with electronic charting at the point of care;

•

NextGen Practice Management (“PM”) to automate business processes, from front-end scheduling to back-end collections and financial and administrative processes for increased performance and efficiencies;

•

NextGen Dashboard, which allows providers to view patient data in a visually rich graphical format. Using bar charts, pie charts, gauges and more, the system displays information at the practice or single provider level;

•

NextGen Mobile, which improves patient care through anytime, anywhere access of patient data. In addition, NextGen Mobile has the capability to increase revenue by easily capturing charges at the point of care resulting in potential reduction of medical liability through better documentation of out-of-office actions; and

•

NextGen NextPen (“NextPen”), which is a revolutionary digital pen that quickly captures manually-entered data into NextGen Ambulatory EHR. NextPen captures structured data and graphic drawings as part of the patient record without scanning or transcription. This technology requires no learning curve for adoption.

NextGen Community Connectivity consists of:

•	NextGen Health Information Exchange (“HIE”) to exchange patient data securely with community healthcare organizations;

•	NextGen Patient Portal (“NextMD.com”) to communicate with patients online and import information directly into NextGen Ambulatory EHR; and

•	NextGen Health Quality Measures (“HQM”) to allow seamless quality measurement and reporting for practice and physician performance initiatives.

The NextGen Division products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.

Services provided by the NextGen Division include:

•

EDI services that are intended to automate the entire patient statement process, reducing labor and printing costs associated with producing statements in-house. In addition, the NextGen Division’s EDI works with the most innovative clearinghouses to transform electronic claims submissions into payments;

•	Hosting services that allow practices seeking the benefits of IT automation without the burden of maintaining in-house hardware and networking;

•	NextGuard, a data protection services that provides an off-site, data archiving, restoration and disaster recovery preparedness solution for practices to protect clinical and financial data; and

Consulting services provided by the NextGen Division include:

•	Strategic governance models and operational transformation;

•	Technical consulting, such as data conversions or interface development, which allow practices to build custom add-on features;

•	Physician consulting resources that allow practices to consult with the NextGen Division’s physician team; and

•	EHealth consulting services that assist in connecting communities of practices for data sharing.

Hospital Solutions Division.    The Hospital Solutions Division, with its primary location in Austin, Texas, provides integrated clinical, financial and connectivity solutions for rural and community hospitals. This Hospital Solutions Division also develops and markets an equivalent practice management software product for the small hospital market, which performs the administrative functions required for operating a small hospital.

In the last few years, we have continued to acquire companies that were established developers of software and services for the inpatient market to operate under the Hospital Solutions Division. On

May 1, 2012, we acquired The Poseidon Group, a provider of emergency department software. On July 26, 2011, we acquired CQI, a provider of hospital systems for surgery management. On April 29, 2011, we acquired IntraNexus, a provider of Web-based integrated clinical and hospital information systems. On February 10, 2010, we acquired Opus, a provider of Web-based clinical solutions to hospital systems and integrated health networks nationwide. And on August 12, 2009, we acquired Sphere, a provider of financial information systems to the small hospital inpatient market. These acquisitions are part of our strategy to continue to expand in the small hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and inpatient markets.

The Hospital Solutions Division’s products deliver secure, highly adaptable and easy to use applications to patient centered hospitals and health systems. These products consist of:

•

NextGen® Inpatient Clinicals, a system which resides on an active web 2.0 platform, and is designed to initiate widespread work efficiency and communication, reduce errors, time-to-chart, and improve care.

•	NextGen® Inpatient Financials, a financial and administrative system that helps hospitals improve the operations and financial and regulatory management of their facilities.

•	NextGen® Enterprise Scheduling, a system designed to provide hospital-wide, conflict-free patient scheduling for easier, more efficient patient, resource, and staff management.

•	NextGen® Surgical Management, a system designed to help hospitals optimize OR throughput, quality, efficiency, patient safety, revenue, and compliance.

RCM Services Division.    The RCM Services Division, with locations in St. Louis, Missouri and Hunt Valley, Maryland, provides technology solutions and consulting services to cover the full spectrum of healthcare providers’ RCM needs, from patient access through claims denials, with a primary focus on billing and collection services. The RCM Services Division combines a Web-delivered SaaS model and the NextGenpm software platform to execute its service offerings. Execution of the plan to transition our client base onto the NextGen platform is being implemented.

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

Many existing healthcare information systems were designed for limited administrative tasks such as billing and scheduling and can neither accommodate multiple computing environments nor operate effectively across multiple locations and entities. We believe that practices that leverage technology to more efficiently handle patient clinical data as well as administrative, financial and other practice management data will be best able to enhance patient flow, pursue cost efficiencies and improve quality of care. As healthcare organizations transition to new computer platforms and newer technologies, we believe such organizations will be migrating toward the implementation of enterprise-wide, patient-centric computing systems embedded with automated clinical patient records. On April 15, 2012, we acquired Matrix Management Solutions (“Matrix”). Since 1998, North Canton, Ohio-based Matrix Management Solutions, a value-added reseller for NextGen Healthcare, has provided RCM services, healthcare IT solutions and training, implementation and support centered on NextGen® technology, to its clients nationwide. The acquisition will enable our RCM Services Division to expand its footprint among private and hospital-based physicians and groups by leveraging Matrix’s RCM expertise.

Our Strategy

Our strategy is to focus on providing software and services to the medical and dental communities, both in the ambulatory and inpatient settings. The key elements of this strategy are to continue development and enhancement of select software solutions in target markets, to continue to bring further integration between our ambulatory and inpatient products, to continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation and support, to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, to add new clients through maintaining and expanding sales, marketing and product development activities and to expand our relationship with existing clients through delivery of add-on and complementary products and services while continuing our gold-standard commitment of service in support of our client satisfaction programs. We believe that our growing customer base that is using our software on a daily basis is a strategic asset, and we intend to expand our product and service offerings towards this customer base in order to leverage this strategic asset. We also believe that our products are well positioned to support the creation of accountable care organizations and pay for quality initiatives.

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

NextGen Ambulatory Practice Management Systems.    Our products consist primarily of proprietary healthcare software applications together with third party hardware and other non-industry specific software. The systems range in capacity from one to thousands of users, allowing us to address the needs of both small and large organizations. The systems are modular in design and may be expanded to accommodate changing client requirements. We offer both standard licenses and SaaS arrangements in our software offerings; although to date, SaaS arrangements do not represent a significant portion of our arrangements.

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

QSI Dental Division Practice Management and Clinical Systems.    In fiscal year 2010, QSI began selling hosted Software as a Service (SaaS) practice management and clinical software solutions to the dental industry. This software solution is marketed primarily to the multi-location dental group practice market for which the Division has remains a dominate player. This software solution, whose name was changed from NextDDS to QSIDental Web to better identify it as a web-based solution, moves the QSI

Dental Division to the forefront of the emergence of Internet-based applications and cloud computing and represents a significant growth opportunity for us to sell to both our existing client base and new clients.

In addition to the SaaS clinical offering, QSI’s dental charting software system, known as the Clinical Product Suite (CPS), provides a comprehensive solution designed specifically for the dental group practice environment. CPS integrates QSI’s dental practice management product with a computer-based clinical information system that incorporates a wide range of clinical tools, including electronic charting of dental procedures, treatment planning, existing conditions, periodontal charting via light-pen, voice-activation or keyboard entry for full periodontal examinations and PSR scoring. In addition, digital imaging of X-ray and intra-oral camera images, computer-based patient education modules are viewable chair-side to enhance case presentation, full access to patient information, treatment plans and insurance plans via a fully integrated interface with our dental practice management product. All this is supported by document and image scanning for digital storage and linkage to the electronic patient record.

The result is a comprehensive clinical information management system that helps practices save time, reduce costs, improve case presentation and enhance the delivery of dental services and quality of care. Clinical information is managed and maintained electronically, thus forming an electronic patient record that allows for the implementation of the “chartless” office.

CPS incorporates Windows-based client-server technology consisting of one or more file servers and is scalable from one to thousands of workstations. The hardware components, including the requisite operating system licenses, are purchased from third party manufacturers or distributors either directly by the client or by us for resale to the customer.

Hospital Solutions.    The Hospital Solutions Division provides clinical, financial, enterprise scheduling, surgery management and EHR-related applications and services to provide value based solutions for rural, community and specialty hospitals. These solutions are designed to help improve patient safety, automate order entry and facilitate real-time communication of patient information throughout the hospital and across the patient care continuum. The Inpatient solutions are highly scalable, secure and easy to use with a Web 2.0-based clinical component that leverages full “cloud computing” capabilities. Key Inpatient products consist of:

NextGen® Inpatient Clinicals—a suite of CCHIT ONC 2011-certified solutions based on a scalable, secure and web-based enterprise platform that leverages mobile and ‘cloud computing’ technology. Clinicians can enter and retrieve relevant inpatient clinical information (patient vitals, lab results, allergies, medications, and imaging results) from bedside or remote locations. NextGen Inpatient Clinicals’ CPOE, Clinical Documentation, and Clinical Decision support capabilities and help enable hospitals to achieve Stage 1 through Stage 4 adoption for ARRA meaningful use reimbursement and the HIMSS® EMR Adoption Model.

NextGen® Inpatient Financials—a financial and administrative system that helps hospitals streamline operations and improve financial and regulatory management of their facilities. The system is designed to automate and consolidate financials processes at single or multiple facilities, including critical access, rural community and specialty hospitals and physician offices. NextGen® Inpatient Financials uses a common patient database and community-based master patient index. It is designed to help optimize revenue management and claims results.

NextGen® Enterprise Scheduling—a system designed to provide hospital-wide, conflict-free patient scheduling for easier, more efficient patient, resource, and staff management. It can be used as a single module or integrated with any combination of NextGen® Inpatient Clinical Applications. It is designed so that, whether used as a single module or integrated with clinical applications, hospital operations can benefit with better use of resources for increased capacity and patient throughput.

NextGen® Surgical Management—a system designed to help hospitals optimize OR throughput, quality, efficiency, patient safety, revenue, and compliance. Detailed reporting provides surgery directors and hospital administrators with information to fine tune surgical processes, quickly identify cases where costs have exceeded a normal range, and improve use of precious OR resources. Hidden surgical procedure cost drivers can be identified and eliminated. The system also helps ensure compliance with Surgical Care Improvement Project (SCIP) and National Healthcare Safety Network (NHSN) reporting requirements.

Revenue Cycle Management Services.    RCM Services Division partners with private and hospital-based physicians and groups to maximize their use of the NextGen® product suite with best practice, customizable RCM services in order to help them optimize revenue, better leverage automation, and help them focus on practicing medicine. RCM services capabilities include:

Billing and Collections—A robust set of internal controls, checks and balances, audits and reports ensures accuracy and addresses the entire revenue cycle: from patient registration and charge capture, to claim submission, payment posting and accounts receivable management.

Electronic Claims Submission—These services generate HIPAA-compliant insurance transactions to submit client insurance claims electronically to insurance payers nationwide. Our solutions support the CMS-1500, UB-04 and ADA Dental Claim Forms and also accommodate proprietary claim formats.

Electronic Remittance & Payment Posting—These services help ensure payments are posted accurately and promptly. Using the NextGen® Document Management, we link an image of each explanation of benefit (“EOB”) to the corresponding encounter at the time of payment posting to minimize the need for storage of paper EOBs. The services also use electronic remittance and digital lockboxes to post payments and capture specific denial information for management and tracking.

Accounts Receivable Follow-Up—An accounts receivable management methodology designed in cooperation with our clients helps establish joint follow-up parameters, adjustment rules, standards for account elevation, as well as customized follow-up activities.

Expertise and Support—Our team of experts consists of analysts, billing and coding specialists, auditors, customer service professionals, and account managers – all working for our clients to answer patients’ billing questions, monitor RCM performance and trends, and identify opportunities for improvement and increased collections.

Electronic Data Interchange.    We make available EDI capabilities and connectivity services to our clients. The EDI/connectivity capabilities encompass direct interfaces between our products and external third party systems, as well as transaction-based services.

EDI products are intended to automate a number of manual, often paper-based or telephony intensive communications between patients and/or providers and/or payors. Two of the more common EDI services are forwarding insurance claims electronically from providers to payers and assisting practices with issuing statements to patients. Most client practices utilize at least some of these services from us or one of our competitors. Other EDI/connectivity services are used more sporadically by client practices. We typically compete to displace incumbent vendors for claims and statements accounts and attempt to increase usage of other elements in our EDI/connectivity product line. In general, EDI services are only sold to those accounts utilizing software from either the QSI Dental or NextGen Divisions. On November 14, 2011, the Company acquired ViaTrack, a developer and provider of information technologies that enhance EDI offerings. This acquisition has provided the Company with in house EDI capabilities at less cost to the Company compared to third party providers. We believe that significant opportunities exist to add EDI services to our portfolio of service offerings in the inpatient market and ViaTrack will provide a platform to pursue this opportunity.

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

Community Connectivity.    The NextGen Division also markets NextGen HIE to facilitate cross-enterprise data sharing, enabling individual physican practices in a given community to selectively share critical data, such as demographics, referrals, medications lists, allergies, diagnoses, lab results, histories and more. This is accomplished through a secure, community-wide data repository that links health care providers, whether they have the NextGenehs system, another compatible electronic health records system, together with hospitals, payors, labs and other entities. The product is designed to facilitate data exchange within an Integrated Delivery Network (IDN) or Regional Health Information Organization (“RHIO”). The result is that for every health care encounter in the community, a patient-centric and complete record is accessible for the provider. The availability, accuracy and completeness of information plus the elimination of duplicate data entry can lead to significantly improved patient safety, enhanced decision making capabilities, time efficiencies and cost savings. Our NextGen Division maintains an internet-based patient health portal, NextGen Patient Portal. NextMD.com is the URL for our vertical portal for the healthcare industry, linking patients with their physicians, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal are able to request appointments, send appointment changes or cancellations, receive test results on-line, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, on-line environment. Our NextGen suite of information systems are or can be linked to NextMD.com, integrating a number of these features with physicians’ existing systems.

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. To protect our proprietary rights, we enter into confidentiality agreements and invention assignment agreements with our employees with whom such controls are relevant. Certain qualified employees enter into additional agreements that permit them access under certain circumstances, to software matters that are both confidential and more strictly controlled. In addition, we include intellectual property protective provisions in many of our client contracts.

We rely on software that we license from third parties for certain components of our products and services to enhance our products and services, and meet evolving customer needs. The failure to license any necessary technology, or to maintain our existing licenses, could result in reduced demand for our products.

Because the software industry is characterized by rapid technological change, we believe such factors as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

Although we believe our products and services, and other proprietary rights, do not infringe upon the proprietary rights of third parties, third parties may assert intellectual property infringement claims against us in the future. Any such claims may result in costly, time-consuming litigation and may require us to enter into royalty or cross-license arrangements.

Sales and Marketing

We sell and market our products nationwide primarily through a direct sales force and a small number of reseller relationships. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2012, 2011 and 2010.

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

We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during the fiscal years ended March 31, 2012, 2011 or 2010.

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

The Company has relationships with third party implementation providers to supplement the Company’s in house implementation resources.

In addition, NextGen “E-learning” is an on-line learning subscription service which allows end users to train on the software on the internet. E-learning allows end users to self-manage their own learning with their personal learning path and pace. The service allows users to track the status of courses taken.

At present, our training facilities are located in (i) Horsham, Pennsylvania, (ii) Atlanta, Georgia, (iii) Dallas, Texas and (iv) Irvine, California.

Competition

The markets for healthcare information systems and services are intensely competitive. The industry is highly fragmented and includes numerous competitors, none of which we believe dominates these markets. Our principal existing competitors in the healthcare information systems and services market include: eClinicalWorks, GE Healthcare (“GE”), Allscripts Healthcare Solutions, Inc. (“Allscripts”), EPIC, McKesson and other competitors. In addition, our entry into the small hospital market has introduced new competitors, including Computer Programs and Systems, Inc., Healthland and Healthcare Management Systems, Inc.

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

The RCM market is also intensely competitive as other healthcare information systems companies, such as GE, McKesson and Allscripts, are also in the market of selling both practice management and electronic health records software and medical billing and collection services.

Product Enhancement and Development

The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update,

enhance and improve our systems. During fiscal years 2012, 2011 and 2010, we expended approximately $44.5 million, $32.5 million and $24.5 million, respectively, on research and development activities, including capitalized software amounts of $13.1 million, $10.7 million and $7.9 million, respectively. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.

Employees

As of March 31, 2012, we employed approximately 1,938 persons, of which 1,908 were full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.

Available Information

Our website address is www.qsii.com. We make our periodic and current reports, together with amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. You may access such filings under the “Investor Relations” button on our website. Members of the public may also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains the reports, proxy statements and other information that we file electronically with the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Report or any other report or information we file with the SEC.

ITEM 1A.	RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, as well as the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We operate in a rapidly changing environment that involves a number of risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these known or unknown risks actually occur, our business, financial condition or results of operations could be materially and adversely affected, in which case the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Related to Our Business

The ongoing uncertainty in global economic conditions may negatively impact our business, operating results or financial condition.

The continuing unfavorable global economic conditions and uncertainty have caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and extreme volatility in credit, equity and fixed income markets. These macroeconomic conditions could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential clients may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Our clients may cease business operations or conduct business on a greatly reduced basis. Finally, our investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by these global financial conditions. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected as well.

We face significant, evolving competition which, if we fail to properly address, could adversely affect our business, results of operations, financial condition and price of our stock.

The markets for healthcare information systems are intensely competitive, and we face significant competition from a number of different sources. Several of our competitors have substantially greater name recognition and financial, technical, product development and marketing resources than we do. There has been significant merger and acquisition activity among a number of our competitors in recent years. Transaction induced pressures, or other related factors may result in price erosion or other negative market dynamics that could adversely affect our business, results of operations, financial condition and price of our stock.

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

There has also been increasing consolidation amongst healthcare industry participants in recent years, creating integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, the number of market participants decreases and competition to provide products and services like ours will become more intense. The importance of establishing relationships with key industry participants will become greater and our inability to make initial sales of our systems to, or maintain relationships with, newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems could adversely affect our business, results of operations and financial condition. These consolidated industry participants may also try to use their increased market power to negotiate price reductions for our products and services. If we were forced to reduce our prices, our business would become less profitable unless we were able to achieve corresponding reductions in our expenses.

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

We rely on third parties to provide services for our business. For example, we use national clearinghouses in the processing of some insurance claims and we outsource some of our hardware maintenance services and the printing and delivery of patient statements for our clients. These third parties could raise their prices and/or be acquired by our competitors, which could potentially create short and long-term disruptions to our business, negatively impacting our revenue, profit and/or stock price. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenue. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.

We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.

We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. We acquired Opus and Sphere during fiscal year 2010 and IntraNexus and CQI during fiscal year 2012, all of which are developers of software and services for the inpatient market. During fiscal year 2012, we also acquired ViaTrack, which develops information technologies that enhance EDI offerings. The specific risks we may encounter in these types of transactions include but are not limited to the following:

•

potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets with indefinite useful lives, which could adversely affect our results of operations and financial condition;

•	using cash as acquisition currency may adversely affect interest or investment income, which may in turn adversely affect our earnings and /or earnings per share;

•

difficulty in fully or effectively integrating any acquired technologies or software products into our current products and technologies, which would prevent us from realizing the intended benefits of the acquisition;

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

A failure to successfully integrate acquired businesses or technology could, for any of these reasons, have an adverse effect on our financial condition and results of operations.

Our failure to manage growth could harm our business, results of operations and financial condition.

We have in the past experienced periods of growth which have placed, and may continue to place, a significant strain on our non-cash resources. We also anticipate expanding our overall software development, marketing, sales, client management and training capacity. In the event we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have an adverse effect on the operation of our business. In addition, our ability to manage future increases, if any, in the scope of our operations or personnel will depend on significant expansion of our research and development, marketing and sales, management and administrative and financial capabilities. The failure of our management to effectively manage expansion in our business could have an adverse effect on our business, results of operations and financial condition.

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

Until the new ERP system is fully implemented, we expect to incur additional selling, general and administrative expenses and capital expenditures to implement and test the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified. Our business and results of operations may be adversely affected if it experiences operating problems and/or cost overruns during the ERP implementation process or if the ERP system and the associated process changes do not function as expected or give rise to the expected benefits.

We own a captive facility, located in India that subjects us to regulatory, economic, social and political uncertainties in India.

We are subject to several risks associated with having a portion of our assets and operations located in India. Many US companies have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate, which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current Government of India, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. In addition, our financial performance and the market price of our common stock may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees, develop and operate our captive facility could be adversely affected if India does not successfully meet these challenges.

Risks Related to Our Products and Service

If our principal products and our new product developments fail to meet the needs of our clients, we may fail to realize future growth.

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

In April 2009, we announced a new subscription based software as a service delivery model which includes monthly subscription pricing. This model is designed for smaller practices to quickly access the NextGenehr or NextGenpm products at a modest monthly per provider price. We currently derive substantially all of our systems revenue from traditional software license, implementation and training fees, as well as the resale of computer hardware. Today, the majority of our clients pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. While the intent of the new subscription based delivery model is to further penetrate the smaller practice market, there can be no assurance that this delivery model will not become increasingly popular with both small and large clients. If the marketplace increasingly demands subscription pricing, we may be forced to further adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to a significantly greater degree of subscription pricing could adversely affect our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially. There can be no assurance that the marketplace will not increasingly embrace subscription pricing.

We face the possibility of claims based upon our website content, which may cause us expense and management distraction.

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

We require our clients to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other applicable laws. This could impair our functions, processes and databases that reflect, contain, or are based upon such data and may prevent use of such data. In addition, this could interfere with or prevent creation or use of rules and analyses or limit other data-driven activities that are beneficial to our business. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid notice, permission or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

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

We deliver Internet-based services and, accordingly, we are dependent on the maintenance of the Internet by third parties. The Internet infrastructure may be unable to support the demands placed on it and our performance may decrease if the Internet continues to experience its historic trend of expanding usage. As a result of damage to portions of its infrastructure, the Internet has experienced a variety of performance problems which may continue into the foreseeable future. Such Internet related problems may diminish Internet usage and availability of the Internet to us for transmittal of our Internet-based services. In addition, difficulties, outages and delays by Internet service providers, online service providers and other website operators may obstruct or diminish access to our website by our clients, resulting in a loss of potential or existing users of our services.

Our business depends on continued and unimpeded access to the Internet by us and our customers, which is not within our control.

We deliver Internet-based services and, accordingly, depend on our ability and the ability of our customers to access the Internet. This access is currently provided by third parties that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service provides — all of whom are outside of our control. In the event of any difficulties, outages and delays by Internet service providers, we may be impeded from providing services, resulting in a loss of potential or existing customers.

Our products may be subject to product liability legal claims, which could have an adverse effect on our business, results of operations and financial condition.

Certain of our products provide applications that relate to patient clinical information. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment and health status, generally, could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new system sales. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

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

Electronic data transmission services are offered by certain payors to healthcare providers that establish a direct link between the provider and payor. This process reduces revenue to third party EDI service providers such as us. As a result of this, and other market factors, we are unable to ensure that we will continue to generate revenue at or in excess of prior levels for such services.

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

In February 2009, President Obama signed the American Recovery and Reinvestment Act (“ARRA”), which allocates over $20 billion dollars to healthcare IT over the next several years. The provision of the legislation that addresses health information technology specifically is known as the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”). Under the provisions of HITECH Act, the ARRA includes significant financial incentives to healthcare providers who can demonstrate meaningful use of certified EHR technology beginning in 2011. While we expect the ARRA to create significant opportunities for sales of NextGenehr over the next several years, we are unsure of the immediate or long-term impact from the ARRA.

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

Proprietary rights are material to our success, and the misappropriation of these rights could adversely affect our business and our financial condition.

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

We have been, and may be in the future, subject to intellectual property infringement claims as the number of our competitors grows and our applications’ functionality is viewed as similar or overlapping with competitive products. We do not believe that we have infringed or are infringing on any proprietary rights of third parties. However, claims are occasionally asserted against us, and we cannot assure you that infringement claims will not be asserted against us in the future. Also, we cannot assure you that any such claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims — even if we are ultimately successful in the defense of such matters. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

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

As part of the ongoing evaluation being undertaken by management and our independent registered public accountants pursuant to Section 404, our internal control over financial reporting was effective as of March 31, 2012. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

It is also possible that the overall scope of Section 404 may be revised in the future, thereby causing ourselves to review, revise or reevaluate our internal control processes which may result in the expenditure of additional human and financial resources.

Risks Related to Ownership of Our Common Stock

The unpredictability of our quarterly operating results may cause the price of our common stock to fluctuate or decline.

Our revenue may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation:

•	the size and timing of orders from clients;

•	the specific mix of software, hardware and services in client orders;

•	the length of sales cycles and installation processes;

•	the ability of our clients to obtain financing for the purchase of our products;

•	changes in pricing policies or price reductions by us or our competitors;

•	the timing of new product announcements and product introductions by us or our competitors;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board (“FASB”) or other rule-making bodies;

•	accounting policies concerning the timing of the recognition of revenue;

•	the availability and cost of system components;

•	the financial stability of clients;

•	market acceptance of new products, applications and product enhancements;

•	our ability to develop, introduce and market new products, applications and product enhancements;

•	our success in expanding our sales and marketing programs;

•	deferrals of client orders in anticipation of new products, applications, product enhancements, or public/private sector initiatives;

•	execution of or changes to our strategy;

•	personnel changes; and

•	general market/economic factors.

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

Our sales are dependent upon clients’ initial decisions to replace or substantially modify their existing information systems, and subsequently, their decision concerning which products and services to purchase. These are major decisions for healthcare providers and, accordingly, the sales cycle for our systems can vary significantly and typically ranges from six to twenty-four months from initial contact to contract execution/shipment.

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

We currently recognize revenue in accordance with the applicable accounting guidance as defined by the FASB.

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

Two of our directors are significant shareholders who beneficially own an aggregate of approximately 32.8% of the outstanding shares of our common stock at March 31, 2012. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board of Directors. The amounts required to assure a seat on our Board Directors can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising the cumulative voting rights. In the event that cumulative voting is invoked, it is likely that these two directors that are significant shareholders will each have sufficient votes to assure themselves of one or more seats on our Board of Directors. With or without cumulative voting, these two significant shareholders will have substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. For example, in fiscal year 2009, one of the significant shareholders proposed a different slate of directors than what our Company proposed to shareholders. We spent approximately $1.5 million to defend our Company’s slate of directors. In addition, such influence by one or both of these shareholders could have the effect of discouraging others from attempting to acquire our Company or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

Our future policy concerning the payment of dividends is uncertain, which could adversely affect the price of our stock.

We announced our intention to pay a quarterly dividend commencing with the conclusion of our first fiscal quarter of 2008 (June 30, 2007) and pursuant to this policy our Board of Directors has declared a quarterly cash dividend ranging from $0.125 to its most recent level of $0.175 per share on our outstanding shares of common stock, each quarter thereafter. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July. There can be no guarantees that we will have the financial ability to fund this dividend in perpetuity or to pay it at historic rates. Further, our Board of Directors may decide not to pay the dividend at some future time for financial or non-financial reasons. Unfulfilled expectations regarding future dividends could adversely affect the price of our stock.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters, the QSI Dental Division and the NextGen Division training operations are located in Irvine, California. We believe that our present facilities are adequate for our current needs. Should we continue to grow, we may be required to lease or acquire additional space. We believe that suitable additional or substitute space is available, if needed, at market rates.

As of March 31, 2012, we lease an aggregate of approximately 352,800 square feet of space with lease agreements expiring at various dates. Significant locations are as follows:

Square Feet
QSI Dental Division (including Corporate Headquarters)
Irvine, California	43,700
NextGen Division
Horsham, Pennsylvania	98,000
Atlanta, Georgia	34,800
Hospital Solutions Division
Austin, Texas	39,200
Irvine, California	4,200
RCM Services Division
St. Louis, Missouri	58,000
Hunt Valley, Maryland	33,500
Other locations	41,400

Total leased properties	352,800

ITEM 3. LEGAL	PROCEEDINGS

As of the date of the filing of this Report, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE	AND SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “QSII.”

On July 27, 2011, our Board of Directors approved a two-for-one split of our common stock and a proportional increase in the number of our common shares authorized from 50 million to 100 million. Each shareholder of record at the close of business on October 6, 2011 received one additional share for every outstanding share held on the record date. The additional shares were distributed October 26, 2011 and trading began on a split-adjusted basis on October 27, 2011. All share and per share amounts have been restated for all periods presented to reflect the two-for-one split of our common stock.

The following table sets forth for the quarters indicated the high and low sales prices for each period indicated, as reported on the NASDAQ Global Select Market:

	High	Low
Three Months Ended June 30, 2010	$34.45	$26.93
September 30, 2010	$33.64	$26.45
December 31, 2010	$35.91	$29.18
March 31, 2011	$41.84	$34.67
June 30, 2011	$45.79	$38.64
September 30, 2011	$50.70	$37.05
December 31, 2011	$49.22	$33.08
March 31, 2012	$45.00	$35.82

At May 21, 2012, there were approximately 85 holders of record of our common stock.

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

On May 24, 2012, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of Common Stock, payable to shareholders of record as of June 15, 2012 with an expected distribution date on or about July 3, 2012.

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 25, 2011	June 17, 2011	July 5, 2011	$0.175
July 27, 2011	September 19, 2011	October 5, 2011	0.175
October 26, 2011	December 20, 2011	January 5, 2012	0.175
January 25, 2012	March 20, 2012	April 5, 2012	0.175

Fiscal year 2012			$0.700

May 26, 2010	June 17, 2010	July 6, 2010	$0.150
July 28, 2010	September 17, 2010	October 5, 2010	0.150
October 25, 2010	December 17, 2010	January 5, 2011	0.150
January 26, 2011	March 17, 2011	April 5, 2011	0.175

Fiscal year 2011			$0.625

May 27, 2009	June 12, 2009	July 6, 2009	$0.150
July 23, 2009	September 25, 2009	October 5, 2009	0.150
October 28, 2009	December 23, 2009	January 5, 2010	0.150
January 27, 2010	March 23, 2010	April 5, 2010	0.150

Fiscal year 2010			$0.600

Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Performance Graph

The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2012 assuming $100 was invested on March 31, 2007 with all dividends, if any, reinvested. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Quality Systems, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

*	$100 invested on 3/31/2007 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

The last trade price of our common stock on each of March 31, 2008, 2009, 2010, 2011 and 2012 was published by NASDAQ and, accordingly for the periods ended March 31, 2008, 2009, 2010, 2011 and 2012, the reported last trade price was utilized to compute the total cumulative return for our common stock for the respective periods then ended. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

ITEM 6. SELECTED	FINANCIAL DATA

The following selected financial data with respect to our consolidated statements of income data for each of the five years in the period ended March 31, 2012 and the consolidated balance sheets data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Consolidated Financial Data

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statements of Income Data:
Revenue	$429,835	$353,363	$291,811	$245,515	$186,500
Cost of revenue	151,223	127,482	110,807	88,890	62,501

Gross profit	278,612	225,881	181,004	156,625	123,999
Selling, general and administrative	128,846	108,310	86,951	69,410	53,260
Research and development costs	31,369	21,797	16,546	13,777	11,350
Amortization of acquired intangible assets	2,198	1,682	1,783	1,035	—

Income from operations	116,199	94,092	75,724	72,403	59,389
Interest income	247	263	226	1,203	2,661
Other income (expense), net	(139)	61	268	(279)	953
Income before provision for income taxes	116,307	94,416	76,218	73,327	63,003
Provision for income taxes	40,650	32,810	27,839	27,208	22,925

Net income	$75,657	$61,606	$48,379	$46,119	$40,078

Basic net income per share	$1.29	$1.06	$0.84	$0.82	$0.73
Diluted net income per share	$1.28	$1.06	$0.84	$0.81	$0.72
Basic weighted average shares outstanding	58,729	57,894	57,270	56,062	54,596
Diluted weighted average shares outstanding	59,049	58,236	57,592	56,792	55,540
Dividends declared per common share	$0.700	$0.625	$0.600	$0.575	$0.500

	March 31, 2012	March 31, 2011	March 31, 2010	March 31, 2009	March 31, 2008
Balance Sheet Data:
Cash and cash equivalents	$134,444	$116,617	$84,611	$70,180	$59,046
Working capital	$183,277	$145,758	$118,935	$98,980	$79,932
Total assets	$440,352	$378,686	$310,180	$242,101	$187,908
Total liabilities	$145,175	$154,016	$121,891	$86,534	$74,203
Total shareholders’ equity	$295,177	$224,670	$188,289	$155,567	$113,705

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this management’s discussion and analysis of financial condition and results of operations (“MD&A”), including discussions of our product development plans, business strategies and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein, as well as in our other public disclosures and filings with the SEC.

Overview

This MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Report in order to enhance your understanding of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes thereto included elsewhere in this this Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments as of March 31, 2012.

•

New Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our Company or may be adopted in the future.

Management Overview

Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions which are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Hospital Solutions Division

and (iv) the RCM Services Division. In fiscal year 2011, we opened a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”). We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.

On August 12, 2009, we acquired Sphere, a provider of financial information systems to the small hospital inpatient market. On February 10, 2010, we acquired Opus, a provider of web-based clinical solutions to hospital systems and integrated health networks nationwide. On April 29, 2011, we acquired IntraNexus, a provider of web-based integrated clinical and hospital information systems. On July 26, 2011, we acquired CQI, a provider of hospital systems for surgery management. These acquisitions are part of tour strategy to expand into the small hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and inpatient markets. All these companies were established developers of software and services for the inpatient market and are operating under the Hospital Solutions Division.

On November 14, 2011, we acquired ViaTrack, a developer and provider of information technologies that enhance EDI offerings. This acquisition provides a platform to pursue significant opportunities that exist to add EDI services to our portfolio of offerings in the Inpatient market and is operating under the QSI Dental Division.

In January 2011, QSIH was formed in Bangalore, India to function as our India-based captive to offshore technology application development and business processing services.

Our strategy is to focus on providing software and services to the medical and dental communities, both in the ambulatory and inpatient settings. The key elements of this strategy are to continue development and enhancement of our software solutions to support healthcare reform and the transition from fee for service to pay for performance/quality initiatives such as accountable care organizations. We also want to continue to bring further integration between our ambulatory and inpatient products, to continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation and support, to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, to add new clients through maintaining and expanding sales, marketing and product development activities and to expand our relationship with existing clients through delivery of add-on and complementary products and services while continuing our gold-standard commitment of service in support of our client satisfaction programs. We believe that our growing customer base that is using our software on a daily basis is a strategic asset, and we intend to expand our product and service offerings towards this customer base in order to leverage this strategic asset.

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

Revenue Recognition (continued)
The Company records accounts receivable for the entire system sales contract amount upon contract execution except for arrangements that provide for services to be billed as incurred. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third-party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collection risk is high, the revenue is deferred until collection occurs or becomes probable. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company’s arrangements must include the following characteristics:

•  Thefee must be negotiated at the outset of an arrangement and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users; and

•  Paymentterms must not be considered extended. If a significant portion of the fee is due more than 12 months after delivery or after the expiration of the license, the fee is presumed not fixed or determinable.

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
Development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional external software development costs are capitalized and amortized on a straight-line basis over the estimated economic life of the related product, which is typically three years.

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

Goodwill (continued)
Effect if Actual Results Differ from Assumptions

We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. As of March 31, 2012 and 2011, we have not identified any events or circumstances that would require an interim goodwill impairment test.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Business Combinations — Purchase Price Allocations	Judgments and Uncertainties

During the last three fiscal years, we completed four acquisitions:

In November 2011, we acquired ViaTrack for $10.9 million.

In July 2011, we acquired CQI for $8.5 million.

In April 2011, we acquired IntraNexus for $4.2 million.

In February 2010, we acquired Opus for $21.1 million.

In accordance with the accounting for business combinations, we allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

Business Combinations — Purchase Price Allocations (continued)
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

Intangible Assets	Judgments and Uncertainties

Intangible assets consist of trade names, customer relationships, and software technology, all is which arose in connection with the acquisition of Sphere, Opus, IntraNexus, CQI and ViaTrack.	These intangible assets are recorded at fair value and are stated net of accumulated amortization. The Company currently amortizes the intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed.

Effect if Actual Results Differ from Assumptions

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to decreases in the fair value of our intangible assets, resulting in impairment charges that could be material. We test intangible assets for impairment if we believe indicators of impairment exist.

Share-Based Compensation	Judgments and Uncertainties

Our stock-based compensation plans consist of stock options and restricted stock units. See Note 9 of our consolidated financial statements for a complete discussion of our stock-based compensation programs.

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using historical exercise experience. Volatility is estimated by using the weighted-average historical volatility of the Company’s common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s consolidated statements of income. On May 25, 2011, the Board of Directors approved its fiscal year 2012

Share-Based Compensation (continued)

equity incentive program for certain employees to be awarded options to purchase the Company’s common stock. Under the program, executives are eligible to receive options based on meeting certain target increases in EPS performance and revenue growth during fiscal year 2012. Non-executive employees are also eligible to receive options based on satisfying certain management established criteria and recommendations of senior management. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years and vesting in five equal annual installments commencing one year following the date of grant.

Compensation expense associated with the performance based awards under the Company’s 2012 incentive plan are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions.

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

Overview of Our Results

•

Consolidated revenue increased 21.6% and income from operations grew by 23.5% in the year ended March 31, 2012 as compared to the prior year period. Revenue was positively impacted by growth in certain recurring revenue streams including maintenance and EDI, as well as system sales revenue, which grew 26.2%, 20.1% and 19.5% over the prior period, respectively. Other services revenue, which includes consulting and other add on services, grew 44.8% compared to the prior year.

•

Income from operations increased primarily from growth in both system sales and recurring revenue streams such as maintenance and EDI. This was partially offset by: (a) higher selling, general and administrative expenses, which was primarily a result of increased headcount expenses and selling-related expenses at the NextGen Division, (b) increased research and development costs, (c) higher corporate-related expenses and a slightly higher effective tax rate.

•

We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, financial incentives from the ARRA to physicians who adopt electronic health records, as well as increased adoption rates for electronic health records and other technology in the healthcare arena. We also believe that healthcare reform and the movement towards pay for performance/quality initiatives will also stimulate demand for robust enterprise electronic health record software as well.

•

While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the current economic environment, the increased adoption rates already achieved by large practices, combined with unpredictability of the federal government’s plans to promote increased adoption of electronic medical records, makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.

•

The consolidation of healthcare providers by Hospitals, Payers, and large physician groups is creating both competitive threats as well as opportunities for our products. Hospital software providers are leveraging their position with their hospital customers to gain market share with hospital owned physician practices. Insurance providers and large physician groups are also consolidating physician offices creating additional opportunity for ambulatory software providers such as NextGen.

QSI Dental Division

•

QSI Dental Division revenue decreased 1.9% in the year ended March 31, 2012 and divisional operating income (excluding unallocated corporate expenses) decreased 28.3% as compared to the same prior year period. The decline is the result of higher selling, general and administrative expenses in the current period. It should also be noted that the QSI Dental Division’s new software solution (“NextDDS™”) is being sold as a SaaS solution where revenue is recognized over time rather than upfront. Revenue recognized from NextDDS was not significant in the year ended March 31, 2012. Additionally, our acquisition of ViaTrack in November 2011 did not significantly impact the QSI Dental Division results for the period.

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

NextGen Division

•

NextGen Division revenue increased 22.1% in the year ended March 31, 2012 and divisional operating income (excluding unallocated corporate expenses) increased 21.7% as compared to the prior year period.

•

Recurring revenue, which consists of maintenance and EDI revenue, increased 23.6% to $160.8 million and accounted for 49.4% of total NextGen Division revenue for the year ended March 31, 2012. In the same period a year ago, recurring revenue of $130.0 million represented 48.8% of total NextGen Division revenue.

•

During the year ended March 31, 2012, we added staffing resources and increased our investment in research and development in anticipation of growth from the ARRA and the future of healthcare reform and accountable care organizations. Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, integrating our inpatient and ambulatory software products, further development and enhancements of our portfolio of specialty focused templates within our EHR software, developing new products for targeted markets, continuing to add new clients, selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within the RCM Services Division and the Hospital Solutions Division.

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

Hospital Solutions Division

•

Hospital Solutions Division revenue increased 92.5% in the year ended March 31, 2012 and divisional operating income (excluding unallocated corporate expenses) increased 94.3% to $10.4 million as compared to $5.4 million for the same prior year period. This division consists of four acquisitions, CQI, IntraNexus, Opus and Sphere, acquired in July 2011, April 2011, February 2010 and August 2009, respectively. The Hospital Solutions Division’s core products consist of financial and clinical software which we acquired with the Sphere, IntraNexus, and Opus acquisitions. Our acquisition of CQI added surgery scheduling capability. In May, 2012 we also announced the acquisition of The Poseidon Group, a developer of emergency department software. This acquisition further adds to the Division’s offerings in the inpatient market.

•

The Hospital Solutions Division has benefited from being able to offer both financial and CCHIT® certified clinical software, which has been packaged together. The Hospital Solutions Division has also benefited from cross sell opportunities with existing NextGen Division customers, including hospitals that are owned or affiliated with physician offices.

•

Operating income as a percentage of revenue increased to approximately 30.2% of revenue in the year ended March 31, 2012 versus 30.0% of revenue in the same prior year period primarily as a result of a $16.6 million increase in divisional revenue, including system sales, implementation and training services, and maintenance.

•	We intend to continue to invest in implementation and training, support, and development to support our growing customer base.

RCM Services Division

•

RCM Services Division revenue increased 2.8% in the year ended March 31, 2012 and divisional operating income (excluding unallocated corporate expenses) increased 37.8% to $5.8 million as compared to $4.2 million for the same prior year period.

•

The RCM Services Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients and well as new clients added during the year ended March 31, 2012. The division also benefited from the cross sale of software and services to its existing customers. Systems sales to existing RCM Services customers are credited to the division.

•

The Company believes that a significant opportunity exists to cross sell revenue cycle management services to existing NextGen ambulatory customers. The portion of existing the NextGen Division’s customers who are using the RCM Services Division’s RCM services is less than 15%. There is also a significant opportunity to expand the RCM Services Division’s services into the Hospital Solution Division’s customers as well. Management is actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen Division’s sales force towards selling revenue cycle management services.

•

Operating income as a percentage of revenue increased to approximately 11.6% of revenue in the year ended March 31, 2012 versus 8.7% of revenue in the same prior year period primarily as a result of higher RCM revenue as well as systems sales. The same prior year period also included higher expenses related to certain non-recurring integration related expenses related to integrating the two entities that make up the RCM Services Division, transitioning and training of staff on the NextGen platform, initial set up and other costs related to achieving higher production volume from a new business.

The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
	2012	2011	2010
Revenues:
Software, hardware and supplies	28.5%	30.1%	30.8%
Implementation and training services	6.1	5.1	4.9

System sales	34.6	35.2	35.7
Maintenance	32.3	31.1	30.6
Electronic data interchange services	11.5	11.6	12.0
Revenue cycle management and related services	10.6	12.8	12.6
Other services	11.0	9.3	9.2

Maintenance, EDI, RCM and other services	65.4	64.8	64.3

Total revenues	100.0	100.0	100.0

Cost of revenue:
Software, hardware and supplies	4.3	5.6	4.2
Implementation and training services	5.0	4.2	4.1

Total cost of system sales	9.2	9.8	8.3
Maintenance	4.0	3.7	4.6
Electronic data interchange services	7.5	7.8	8.7
Revenue cycle management and related services	8.0	9.6	9.5
Other services	6.4	5.2	7.0

Total cost of maintenance, EDI, RCM and other services	25.9	26.2	29.7
Total cost of revenue	35.2	36.1	38.0

Gross profit	64.8	63.9	62.0
Operating expenses:
Selling, general and administrative	30.0	30.7	29.8
Research and development costs	7.3	6.2	5.7
Amortization of acquired intangible assets	0.5	0.5	0.6

Total operating expenses	37.8	37.3	36.1
Income from operations	27.0	26.6	25.9
Interest income	0.1	0.1	0.1
Other income (expense), net	0.0	0.0	0.1

Income before provision for income taxes	27.1	26.7	26.1
Provision for income taxes	9.5	9.3	9.5

Net income	17.6%	17.4%	16.6%

Comparison of the Fiscal Years Ended March 31, 2012 and March 31, 2011 Net Income.    The Company’s net income for the year ended March 31, 2012 was $75.7 million, or $1.29 per share on a basic and $1.28 per share on a fully diluted basis. In comparison, we earned $61.6 million, or $1.06 per share on both a basic and fully diluted basis for the year ended March 31, 2011. The increase in net income for the year ended March 31, 2012 was primarily attributed to the following:

•	a 21.6% increase in consolidated revenue, including an increase in revenues of $58.9 million from our NextGen Division and $16.6 million from our Hospital Solutions Division;

•	a 21.3% increase in consolidated software license revenue, which accounted for 77.2% of total system sales;

•	a 19.2% increase in recurring revenue, including RCM, maintenance and EDI revenue; offset by

•	an increase in selling, general and administrative expenses and research and development costs.

Revenue.    Revenue for the year ended March 31, 2012 increased 21.6% to $429.8 million from $353.4 million for the year ended March 31, 2011. NextGen Division revenue increased 22.1% to $325.5 million from $266.5 million in the year ended March 31, 2012, QSI Dental Division revenue decreased 1.9% to $19.6 million from $20.0 million, RCM Services Division revenue increased 2.8% to $50.3 million from $49.0 million, and Hospital Solutions Division revenue increased 92.5% to $34.5 million from $17.9 million in the same prior year period.

System Sales.    Revenue earned from Company-wide sales of systems for the year ended March 31, 2012 increased 19.5% to $148.8 million from $124.5 million in the prior year period.

Our increase in revenue from sales of systems was principally the result of a 13.9% increase in category revenue at our NextGen Division and a 114.4% increase at our Hospital Solutions Division. NextGen Division sales in this category grew $15.2 million to $124.1 million during the year ended March 31, 2012 from $108.9 million during the same prior year period while the Hospital Solutions Division delivered a $9.5 million increase in category revenue to $17.8 million in the year ended March 31, 2012 as compared to $8.3 million in the same prior year period. The increases were driven by higher sales of software to both new and existing clients at the NextGen Division and higher software and implementation revenue at the Hospital Solutions Division.

The following table breaks down our reported system sales into software, hardware, third-party software, supplies and implementation and training services components on a consolidated and divisional basis for the years ended March 31, 2012 and 2011 (in thousands):

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales
Fiscal Year Ended March 31, 2012
QSI Dental Division	$2,865	$1,662	$1,104	$5,631
NextGen Division	100,517	4,839	18,708	124,064
Hospital Solutions Division	10,576	987	6,189	17,752
RCM Services Division	961	—	390	1,351

Consolidated	$114,919	$7,488	$26,391	$148,798

Fiscal Year Ended March 31, 2011
QSI Dental Division	$3,239	$2,190	$1,066	$6,495
NextGen Division	84,812	8,979	15,097	108,888
Hospital Solutions Division	6,187	612	1,482	8,281
RCM Services Division	473	22	370	865

Consolidated	$94,711	$11,803	$18,015	$124,529

NextGen Division software license revenue increased 18.5% in the year ended March 31, 2012 versus the same period last year. The Division’s software revenue accounted for 81.0% of divisional system sales revenue during the year ended March 31, 2012 compared to 77.9% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.

Hospital Solutions Division software license revenue increased 70.9% in the year ended March 31, 2012 versus the same period last year. The Division’s software revenue accounted for 59.6% of divisional system sales revenue during the year ended March 31, 2012 compared to 74.7% during the same period a year ago.

During the year ended March 31, 2012, 3.9% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 8.2% during the same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each period depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division increased 23.9% in the year ended March 31, 2012 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division increased 317.6%, in the year ended March 31, 2012 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the year ended March 31, 2012 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions and our ability to retain current staff members.

For the RCM Services Division, total system sales increased $0.5 million, or 56.2%, to $1.4 million in the year ended March 31, 2012 as compared to the same prior year period. Systems sales revenue within the RCM Services Division is composed of sales to existing RCM clients only and can fluctuate given the size of the current client base of the RCM Services Division.

Maintenance, EDI, RCM and Other Services.    For the year ended March 31, 2012, our company-wide revenue from maintenance, EDI, RCM and other services grew 22.8% to $281.0 million from $228.8 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen and Hospital Solutions Divisions.

Total NextGen Division maintenance revenue for the year ended March 31, 2012 grew 24.1% to $116.5 million from $93.9 million for the same prior year period while NextGen Division EDI revenue grew 22.4% to $44.2 million compared to $36.1 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, follow-on training hours, consulting services and hosting services, increased 47.1% to $40.6 million in the year ended March 31, 2012 from $27.6 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue and follow-on training services revenue to existing NextGen Division customers.

The Hospital Solutions Division maintenance and other services revenue for the year ended March 31, 2012 increased 73.8% as compared to the same prior year period primarily due to a $5.9 million increase in divisional maintenance revenue to $14.6 million from $8.6 million in the same prior year period. Maintenance revenue grew as a result of both new customers as well as the acquisitions of IntraNexus and CQI which brought additional maintenance revenue of $4.5 million from their existing customers. QSI Dental Division maintenance, EDI and other services revenue for the year ended March 31, 2012 and 2011 was $14.0 million and $13.5 million, respectively. For the year ended March 31, 2012, RCM revenue for the RCM Services Division grew $0.5 million, or 1.1%, to $45.6 million compared to $45.1 million in the same prior year period.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the years ended March 31, 2012 and 2011 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Fiscal Year Ended March 31, 2012
QSI Dental Division	$7,639	$5,045	$—	$1,281	$13,965
NextGen Division	116,544	44,214	—	40,645	201,403
Hospital Solutions Division	14,553	—	—	2,158	16,711
RCM Services Division	96	—	45,572	3,290	48,958

Consolidated	$138,832	$49,259	$45,572	$47,374	$281,037

Fiscal Year Ended March 31, 2011
QSI Dental Division	$7,329	$4,891	$—	$1,251	$13,471
NextGen Division	93,890	36,131	—	27,637	157,658
Hospital Solutions Division	8,642	—	—	975	9,617
RCM Services Division	158	—	45,065	2,865	48,088

Consolidated	$110,019	$41,022	$45,065	$32,728	$228,834

Maintenance revenue for the NextGen Division increased by $22.7 million for the year ended March 31, 2012 as compared to the same prior year period. The growth in maintenance revenue is primarily a result of increases related to net additional licenses from new clients and existing clients as well as a price increase that became effective during the quarter ended September 30, 2011.

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

Cost of Revenue.    Cost of revenue for the year ended March 31, 2012 increased 18.6% to $151.2 million from $127.5 million in the same prior year period and the cost of revenue as a percentage of revenue decreased to 35.2% from 36.1% primarily due to a lower amount of hardware included in systems sales as compared to the same prior year period as well as strong software sales achieved in the current year period.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2012 and 2011 (in thousands):

	Fiscal Year Ended March 31,
	2012	%	2011	%
QSI Dental Division
Revenue	$19,596	100.0%	$19,966	100.0%
Cost of revenue	9,097	46.4%	9,034	45.2%

Gross profit	$10,499	53.6%	$10,932	54.8%

NextGen Division
Revenue	$325,467	100.0%	$266,546	100.0%
Cost of revenue	93,723	28.8%	78,496	29.4%

Gross profit	$231,744	71.2%	$188,050	70.6%

Hospital Solutions Division
Revenue	$34,463	100.0%	$17,898	100.0%
Cost of revenue	10,540	30.6%	4,671	26.1%

Gross profit	$23,923	69.4%	$13,227	73.9%

RCM Services Division
Revenue	$50,309	100.0%	$48,953	100.0%
Cost of revenue	35,559	70.7%	34,896	71.3%

Gross profit	$14,750	29.3%	$14,057	28.7%

Unallocated cost of revenue(1)	$2,303	N/A	$385	N/A
Consolidated
Revenue	$429,835	100.0%	$353,363	100.0%
Cost of revenue	151,223	35.2%	127,482	36.1%

Gross profit	$278,612	64.8%	$225,881	63.9%

(1)	Relates to the amortization of software technology intangible assets acquired from the purchase of ViaTrack, CQI, IntraNexus, Opus and Sphere

Gross profit margins at the QSI Dental Division for the year ended March 31, 2012 decreased to 53.6% from 54.8% for the same prior year period primarily as a result of lower software license revenue included in total revenue. Gross profit margins at the NextGen Division for year ended March 31, 2012 increased to 71.2% compared to 70.6% for the same prior year period due to strong software sales and an increase in maintenance revenue, which yields higher margins than other services, along with improvements in EDI margins. Gross margin in the Hospital Solutions Division decreased to 69.4% for the year ended March 31, 2012 as compared to 73.9% for the same prior year period due to growth in implementation and training revenue which carries lower profit margins compared to software. Gross margin in the RCM Services Division increased to 29.3% for the year ended March 31, 2012 as compared to 28.7% for the same prior year period due to growth in higher margin software revenue.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the years ended March 31, 2012 and 2011:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Fiscal Year Ended March 31, 2012
QSI Dental Division	7.1%	23.2%	7.9%	8.2%	46.4%	53.6%
NextGen Division	1.3%	12.4%	7.8%	7.3%	28.8%	71.2%
Hospital Solutions Division	3.2%	17.0%	—%	10.4%	30.6%	69.4%
RCM Services Division	—%	46.1%	2.2%	22.4%	70.7%	29.3%

Consolidated	1.6%	17.2%	6.5%	9.9%	35.2%	64.8%

Fiscal Year Ended March 31, 2011
QSI Dental Division	8.7%	17.7%	11.6%	7.2%	45.2%	54.8%
NextGen Division	2.9%	11.8%	8.1%	6.6%	29.4%	70.6%
Hospital Solutions Division	5.4%	16.7%	—%	4.0%	26.1%	73.9%
RCM Services Division	—%	43.8%	0.5%	27.0%	71.3%	28.7%

Consolidated	3.0%	16.8%	6.9%	9.4%	36.1%	63.9%

During the year ended March 31, 2012, hardware and third-party software constituted a lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services increased to 17.2% of consolidated revenue in the year ended March 31, 2012 compared to 16.8% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $59.3 million in the year ended March 31, 2011 to $73.9 million in the year ended March 31, 2012, an increase of 24.5%, or approximately $14.6 million. Of the $14.6 million increase, approximately $1.8 million of the increase is related to the RCM Services Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $8.9 million in the NextGen Division, $2.9 million for the Hospital Solutions Division and $1.0 million in the QSI Dental Division for the year ended March 31, 2012 are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. The amount of share-based compensation expense included in cost of revenue was $0.3 million for both the years ended March 31, 2012 and 2011.

Other expense, which primarily consists of third-party annual license, hosting costs and outsourcing costs, increased to 9.9% of total revenue during the year ended March 31, 2012 as compared to 9.4% for the same period a year ago.

As a result of the foregoing events and activities, our gross profit percentage increased to 64.8% for the year ended March 31, 2012 versus 63.9% for the same prior year period.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended March 31, 2012 increased 19.0% to $128.8 million as compared to $108.3 million for the same prior year period. The increase in these expenses resulted primarily from:

•	$12.6 million increase in salaries and related benefit expenses primarily as a result of headcount additions and acquisitions;

•	$2.9 million increase in sales commissions primarily related to the NextGen Division;

•	$1.9 million increase in bad debt expense;

•	$3.1 million net increase in other selling and administrative expenses.

Share-based compensation expense was approximately $2.9 million and $3.3 million for the year ended March 31, 2012 and 2011, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 30.7% in the year ended March 31, 2011 to 30.0% in the year ended March 31, 2012.

Research and Development Costs.    Research and development costs for the years ended March 31, 2012 and 2011 were $31.4 million and $21.8 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen and Hospital Solutions Division product lines. We have also invested significantly in enhancements to our specialty template development, preparation for ICD10 requirements, new products including NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”), and other enhancements to our existing products. Additions to capitalized software costs offset increases in research and development costs. For the years ended March 31, 2012 and 2011, our additions to capitalized software were at $13.1 million and $10.7 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. Research and development costs as a percentage of revenue increased to 7.3% in the year ended March 31, 2012 from 6.2% for the same prior year period. Research and development expenses are expected to continue at or above current dollar levels as we develop a new integrated inpatient and outpatient, web-based software platform. Share-based compensation expense included in research and development costs was $0.2 million for both the years ended March 31, 2012 and 2011.

Amortization of Acquired Intangible Assets.    Amortization included in operating expense related to acquired intangible assets for the years ended March 31, 2012 and 2011 was $2.2 million and $1.7 million, respectively.

Interest and Other Income.    Total interest and other income for the year ended March 31, 2012 was $0.1 million as compared to $0.3 million for the year ended March 31, 2011. Interest and other income consist primarily of dividends and interest earned on our investments offset by foreign currency losses.

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

Provision for Income Taxes.    The provision for income taxes for the years ended March 31, 2012 and 2011 were $40.6 million and $32.8 million, respectively. The effective tax rates were 35.0% and 34.8% for the years ended March 31, 2012 and 2011, respectively. The effective rate for the year ended March 31, 2012 increased slightly as compared to the prior year period primarily due to the qualified production activities deduction and research and development credits and fluctuations in the state effective tax rate.

During both the year ended March 31, 2012 and 2011, we recognized research and development tax credits of approximately $1.0 million. The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code (“IRC”) of approximately $10.0 million and $8.1 million during the years ended March 31, 2012 and 2011, respectively. Research and development credits and the qualified production activities income deduction calculated by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision.

Comparison of the Fiscal Years Ended March 31, 2011 and March 31, 2010

Net Income.    The Company’s net income for the year ended March 31, 2011 was $61.6 million, or $1.06 per share on both a basic and fully diluted basis. In comparison, we earned $48.4 million, or $0.84 per share on both a basic and fully diluted basis for the year ended March 31, 2010. The increase in net income for the year ended March 31, 2011 was primarily attributed to the following:

•

a 21.1% increase in consolidated revenue, including an increase in revenues of $37.8 million from our NextGen Division, $15.0 million from our Hospital Solutions Division and $5.9 million from our RCM Services Division;

•	a 16.5% increase in NextGen Division revenue, which accounted for 75.4% of consolidated revenue;

•	an increase of recurring revenue, including RCM, maintenance and EDI revenue, which accounted for 55.5% of total consolidated revenue;

•	offset by an increase in selling, general and administrative expenses and research and development costs.

Revenue.    Revenue for the year ended March 31, 2011 increased 21.1% to $353.4 million from $291.8 million for the year ended March 31, 2010. NextGen Division revenue increased 16.5% to $266.5 million from $228.7 million in the year ended March 31, 2010 while QSI Dental Division revenue increased 16.6% to $20.0 million from $17.1 million and RCM Services Division revenue increased 13.7% during that same period to $49.0 million from $43.1 million.

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

The following table breaks down our reported system sales into software, hardware, third-party software, supplies and implementation and training services components on a consolidated and divisional basis for the years ended March 31, 2011 and 2010 (in thousands):

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales
Fiscal Year Ended March 31, 2011
QSI Dental Division	$3,239	$2,190	$1,066	$6,495
NextGen Division	84,812	8,979	15,097	108,888
Hospital Solutions Division	6,187	612	1,482	8,281
RCM Services Division	473	22	370	865

Consolidated	$94,711	$11,803	$18,015	$124,529

Fiscal Year Ended March 31, 2010
QSI Dental Division	$1,699	$1,409	$825	$3,933
NextGen Division	78,703	4,931	13,058	96,692
Hospital Solutions Division	1,129	13	226	1,368
RCM Services Division	1,877	—	267	2,144

Consolidated	$83,408	$6,353	$14,376	$104,137

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

For the RCM Services Division, total system sales decreased by 59.7% in the year ended March 31, 2011 as compared to the prior year period. Systems sales revenue within the Practice Solutions Division is composed of sales to existing RCM clients only and can fluctuate given the size of the current client base of the Practice Solutions Division.

For the Hospital Solutions Division, total systems sales increased $6.9 million because only two months of revenue was recorded in the year ended March 31, 2010 for Opus, which was acquired in February 2010, as compared to a full year of revenue for the year ended March 31, 2011.

Maintenance, EDI, RCM and Other Services.    For the year ended March 31, 2011, Company-wide revenue from maintenance, EDI, RCM and other services grew 21.9% to $228.8 million from $187.7 million in the prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the RCM Services Division.

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

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the years ended March 31, 2011 and 2010 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Fiscal Year Ended March 31, 2011
QSI Dental Division	$7,329	$4,891	$—	$1,251	$13,471
NextGen Division	93,890	36,131	—	27,637	157,658
Hospital Solutions Division	8,642	—	—	975	9,617
RCM Services Division	158	—	45,065	2,865	48,088

Consolidated	$110,019	$41,022	$45,065	$32,728	$228,834

Fiscal Year Ended March 31, 2010
QSI Dental Division	$7,217	$5,038	$—	$940	$13,195
NextGen Division	80,451	29,997	—	21,589	132,037
Hospital Solutions Division	1,416	—	—	108	1,524
RCM Services Division	108	—	36,665	4,145	40,918

Consolidated	$89,192	$35,035	$36,665	$26,782	$187,674

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

For the Hospital Solutions Division, maintenance revenue increased $7.2 million because only two months of revenue was recorded in the year ended March 31, 2010 for Opus, which was acquired in February 2010, as compared to a full year of revenue for the year ended March 31, 2011.

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

The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2011 and 2010 (in thousands):

	Fiscal Year Ended March 31,
	2011	%	2010	%
QSI Dental Division
Revenue	$19,966	100.0%	$17,128	100.0%
Cost of revenue	9,034	45.2%	7,788	45.5%

Gross profit	$10,932	54.8%	$9,340	54.5%

NextGen Division
Revenue	$266,546	100.0%	$228,730	100.0%
Cost of revenue	78,496	29.4%	73,122	32.0%

Gross profit	$188,050	70.6%	$155,608	68.0%

Hospital Solutions Division
Revenue	$17,898	100.0%	$2,891	100.0%
Cost of revenue	4,671	26.1%	412	14.3%

Gross profit	$13,227	73.9%	$2,479	85.7%

RCM Services Division
Revenue	$48,953	100.0%	$43,062	100.0%
Cost of revenue	34,896	71.3%	29,485	68.5%

Gross profit	$14,057	28.7%	$13,577	31.5%

Unallocated cost of revenue(1)	$385	N/A	$—	N/A
Consolidated
Revenue	$353,363	100.0%	$291,811	100.0%
Cost of revenue	127,482	36.1%	110,807	38.0%

Gross profit	$225,881	63.9%	$181,004	62.0%

(1)	Relates to the amortization of software technology intangible assets acquired from the purchases of Sphere and Opus.

Gross profit margins at the QSI Dental Division for the year ended March 31, 2011 increased slightly to 54.8% from 54.5% for the prior year period. Gross profit margins at the NextGen Division for year ended March 31, 2011 increased to 70.6% compared to 68.0% for the prior year period due to strong software sales and an increase in maintenance revenue, which yields higher margins than other services, along with improvements in EDI margins. Gross margin in the RCM Services Division decreased to 28.7% for the year ended March 31, 2011 as compared to 31.5% for the prior year period because of higher outsourcing costs in connection with delivering RCM services in the year ended March 31, 2011 as compared to the same period a year ago.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the years ended March 31, 2011 and 2010:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Fiscal Year Ended March 31, 2011
QSI Dental Division	8.7%	17.7%	11.6%	7.2%	45.2%	54.8%
NextGen Division	2.9%	11.8%	8.1%	6.6%	29.4%	70.6%
Hospital Solutions Division	5.4%	16.7%	—%	4.0%	26.1%	73.9%
RCM Services Division	—%	43.8%	0.5%	27.0%	71.3%	28.7%

Consolidated	3.0%	16.8%	6.9%	9.4%	36.1%	63.9%

Fiscal Year Ended March 31, 2010
QSI Dental Division	8.5%	13.8%	16.0%	7.2%	45.5%	54.5%
NextGen Division	2.5%	13.4%	9.6%	6.5%	32.0%	68.0%
Hospital Solutions Division	3.1%	—%	—%	11.2%	14.3%	85.7%
RCM Services Division	0.5%	43.6%	1.1%	23.3%	68.5%	31.5%

Consolidated	2.5%	17.7%	8.7%	9.1%	38.0%	62.0%

During the year ended March 31, 2011, hardware and third-party software constituted a higher portion of cost of revenue compared to the prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services decreased to 16.8% of consolidated revenue in the year ended March 31, 2011 compared to 17.7% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $51.8 million in the year ended March 31, 2010 to $59.3 million in the year ended March 31, 2011, an increase of 14.7%, or approximately $7.5 million. Of the $7.5 million increase, approximately $2.7 million of the increase is related to the RCM Services Division because RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $1.2 million in the QSI Dental Division and $0.7 million in the NextGen Division for the year ended March 31, 2011 are primarily due to headcount additions and increased headcount and payroll and benefits expense associated with delivering products and services. For the Hospital Solutions Division, payroll and benefits expense associated with delivering our products and services increased $2.9 million because fiscal year 2010 included only two months of payroll and benefits expenses for Opus, which was acquired in February 2010, as compared to a full year of expenses for the year ended March 31, 2011. The amount of share-based compensation expense included in cost of revenue was $0.3 million and $0.1 million for years ended March 31, 2011 and 2010, respectively.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year ended March 31, 2011 increased 24.6% to $108.3 million as compared to $87.0 million for the prior year period. The increase in these expenses resulted primarily from:

•	$18.7 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$4.6 million increase due to a full year of selling and administrative expenses from Opus, which was acquired in February 2010;

•	$3.2 million increase in sales commissions primarily related to the NextGen Division;

•	$1.4 million increase primarily due to fair value adjustments to the contingent consideration liability related to the acquisitions of Opus and Sphere; offset by

•	$1.6 million decrease in legal and outside services expenses;

•	$2.1 million net decrease in advertising, tradeshows and travel related expenses; and

•	$2.8 million net decrease in other selling and administrative expenses.

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

Amortization of Acquired Intangible Assets.    Amortization included in operating expense related to acquired intangible assets for the years ended March 31, 2011 and 2010 was $1.7 million and $1.8 million, respectively.

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

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the years ended March 31, 2012, 2011 and 2010 (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Cash and cash equivalents	$134,444	$116,617	$84,611
Net increase in cash and cash equivalents	$17,827	$32,006	$14,431
Net income	$75,657	$61,606	$48,379
Net cash provided by operating activities	$76,786	$70,064	$55,220
Number of days of sales outstanding	122	131	125

Cash Flows from Operating Activities

Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income plus adjustments to add back non-cash expenses, including depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation and deferred taxes.

The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2012, 2011 and 2010 (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Net income	$75,657	$61,606	$48,379
Non-cash expenses	19,077	17,978	16,152
Change in deferred revenue	5,993	13,211	12,528
Change in accounts receivable	(10,389)	(36,094)	(18,944)
Change in other assets and liabilities	(13,552)	13,363	(2,895)

Net cash provided by operating activities	$76,786	$70,064	$55,220

Net Income.    As referenced in the above table, net income makes up the majority of our cash generated from operations for the years ended March 31, 2012, 2011 and 2010.

Non-Cash Expenses.    Non-cash expenses include depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts, share-based compensation and deferred taxes. Total non-cash expenses were $19.1 million, $18.0 million and $16.2 million for the years ended March 31, 2012, 2011 and 2010, respectively.

The $1.1 million increase in non-cash expenses for the year ended March 31, 2012 as compared to the same prior year period is related to increases of approximately $0.9 million in depreciation, $1.2 million of amortization of capitalized software costs, $1.9 million of bad debt expense, $1.2 million of amortization of other intangibles, and a $0.1 million loss on disposal of fixed assets, offset by a $0.4 million decrease in share-based compensation and a $3.8 million increase in deferred income tax benefit.

The $1.8 million increase in non-cash expenses for the year ended March 31, 2011 as compared to the prior year period is primarily related to increases of approximately $0.6 million in depreciation, $1.2 million of amortization of capitalized software costs, $1.5 million of amortization of other intangibles, $0.3 million in bad debt expense and $1.7 million in share-based compensation, offset by a $3.4 million increase in deferred income tax benefit.

Deferred Revenue.    Cash from operations benefited from increases in deferred revenue primarily due to an increase in the volume of implementation and maintenance services invoiced by the NextGen Division which had not yet been rendered or recognized as revenue. Deferred revenue increased by approximately $6.0 million for the year ended March 31, 2012 versus an increase of $13.2 million and $12.5 million in the years ended March 31, 2011 and 2010, respectively, resulting in increases to cash from operations as compared to the prior year periods. During the quarter ended March 31, 2012, the Company modified its standard payment terms for implementation services sold in conjunction with software to separate license fee payments from services and to bill for services as services are incurred. This change results in implementation service fees not being recorded as both accounts receivable and deferred revenue upon the execution of a contract. In future periods, deferred implementation and training revenue is not expected to increase as fast as prior periods due to this change in standard payment terms.

Accounts Receivable.    Accounts receivable grew by approximately $10.4 million, $36.1 million and $18.9 million for the years ended March 31, 2012, 2011 and 2010, respectively. The increase in accounts receivable is due to the following factors:

•	NextGen Division revenue grew 22.1%, 16.5% and 12.2% for the years ended March 31, 2012, 2011 and 2010, respectively;

•

Hospital Solutions Division revenue grew to $34.5 million and $17.9 million for the years ended March 31, 2012 and 2011, respectively, as compared to $2.9 million for the year ended March 31, 2010 primarily because only two months of revenue was recorded for Opus, which was acquired in February 2010;

•

Turnover of accounts receivable is generally slower for systems sales revenue in the NextGen Division and Hospital Solutions Division due to the fact that the systems sales related revenue have longer payment terms, generally up to one year, which historically have accounted for a major portion of both divisions’ sales;

•

Accounts receivable growth is expected to be slowed by a smaller amount of services sold in advance of being rendered. This is a result of the Company modifying its standard payment terms for implementation services sold in conjunction with software to separate license fee payments from services and instead billing for services as services are incurred. This change results in implementation service fees not being recorded as both accounts receivable and deferred revenue upon the execution of a contract; and

•

The turnover of accounts receivable measured in terms of days sales outstanding (“DSO”) decreased from 131 days to 122 days during the year ended March 31, 2012 as compared the prior year period. The decrease in DSO is primarily due to the factors mentioned.

If amounts included in both accounts receivable and deferred revenue were netted, the turnover of accounts receivable expressed as DSO would be 77 days as of March 31, 2012 and 79 days as of March 31, 2011. Provided turnover of accounts receivable, deferred revenue and profitability remain consistent with the 2012 fiscal year, we anticipate being able to continue generating cash from operations during fiscal year 2013 primarily from our net income.

Other Assets and Liabilities.    The $27.0 million net decrease in other assets and liabilities for the year ended March 31, 2012 as compared to the same prior year period is primarily related to the $12.7 million earnout settlement paid to Opus and a $12.6 million increase in net income taxes receivable.

For the year ended March 31, 2011, the $13.4 million change in other assets and liabilities consists of a total increase in other liabilities of $14.9 million, offset by a decrease in other assets of $1.5 million. The $14.9 million increase in other liabilities consisted of a $1.1 million increase in contingent consideration related to the Opus and Sphere acquisitions, $3.3 million increase in accounts payable and $10.5 million increase in all other liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended March 31, 2012, 2011 and 2010 was $34.9 million, $10.6 million and $13.9 million, respectively. The increase in net cash used in investing activities during the year ended March 31, 2012 as compared to the same prior year period is primarily due to net cash paid for the acquisitions of IntraNexus, CQI, and ViaTrack of $3.3 million, $2.5 million, and $5.7 million, respectively, in addition to increases of $2.4 million and $3.5 million, respectively, for capitalized software and equipment and improvements.

During the year ended March 31, 2011, $17.2 million of cash was used for net additions of equipment and improvements and capitalized software and $1.1 million for the purchase of marketable securities, offset by proceeds of $7.7 million received from the sale of our ARS investments.

During the year ended March 31, 2010, $12.9 million of cash was used for net additions of equipment and improvements and capitalized software, $3.0 million was paid for contingent consideration related to the acquisition of PMP and $0.6 million was paid for the acquisition of Opus and Sphere. Net cash used for the year ended March 31, 2010 was offset by $2.0 million cash acquired from the purchase of Opus and $0.4 million proceeds from the sale of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the years ended March 31, 2012, 2011 and 2010 was $24.1 million, $27.5 million and $26.8 million, respectively. During the year ended March 31, 2012, we received proceeds of $12.8 million from the exercise of stock options and paid $41.0 million in dividends to shareholders compared to proceeds of $5.7 million from the exercise of stock options and payment of $34.7 million in dividends to shareholders during the year ended March 31, 2011 and proceeds of $5.9 million from the exercise of stock options and payment of $34.3 million in dividends to shareholders during the year ended March 31, 2010.

We recorded a reduction in our tax benefit from share-based compensation of $4.1 million, $1.5 million and $1.6 million during the years ended March 31, 2012, 2011 and 2010, respectively, related to excess tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital.

Cash and Cash Equivalents and Marketable Securities

At March 31, 2012, we had cash and cash equivalents of $134.4 million. We may use a portion of these funds towards future acquisitions although the timing and amount of funds to be used has not been determined. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We also intend to expend some of these funds related to the implementation of the ERP system. We believe the ERP will greatly enhance and streamline our operational processes and provide a common technology platform to support future growth opportunities. We anticipate capital expenditures will increase in fiscal year 2013 and will be funded from cash on hand and cash flows from operations.

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

On May 24, 2012, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of June 15, 2012 with an expected distribution date on or about July 3, 2012.

Our Board of Directors declared the following dividends during the periods presented (stock split adjusted):

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 25, 2011	June 17, 2011	July 5, 2011	$0.175
July 27, 2011	September 19, 2011	October 5, 2011	0.175
October 26, 2011	December 20, 2011	January 5, 2012	0.175
January 25, 2012	March 20, 2012	April 5, 2012	0.175

Fiscal year 2012			$0.700

May 26, 2010	June 17, 2010	July 6, 2010	$0.150
July 28, 2010	September 17, 2010	October 5, 2010	0.150
October 25, 2010	December 17, 2010	January 5, 2011	0.150
January 26, 2011	March 17, 2011	April 5, 2011	0.175

Fiscal year 2011			$0.625

May 27, 2009	June 12, 2009	July 6, 2009	$0.150
July 23, 2009	September 25, 2009	October 5, 2009	0.150
October 28, 2009	December 23, 2009	January 5, 2010	0.150
January 27, 2010	March 23, 2010	April 5, 2010	0.150

Fiscal year 2010			$0.600

Management believes that its cash and cash equivalents on hand at March 31, 2012, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for fiscal year 2013.

Contractual Obligations

The following table summarizes our significant contractual obligations, all of which relate to operating leases, at March 31, 2012 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

For the year ended March 31,
2013	$6,640
2014	6,227
2015	5,504
2016	4,814
2017 and beyond	1,855

$25,040

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

See our consolidated financial statements identified in the Index to Financial Statements appearing under “Item 15. Exhibits and Financial Statement Schedules” of this Report.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2012, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Security Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 in making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in Item 15 of Part IV of this Report, “Exhibits and Financial Statement Schedules.”

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Shareholders’ Meeting to be filed with the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(1) Index to Financial Statements:
Report of Independent Registered Public Accounting Firm	73
Consolidated Balance Sheets as of March 31, 2012 and 2011	74
Consolidated Statements of Income — Years Ended March 31, 2012, 2011 and 2010	75
Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2012, 2011 and 2010	76
Consolidated Statements of Cash Flows — Years Ended March 31, 2012, 2011 and 2010	77
Notes to Consolidated Financial Statements	79
(2) The following supplementary financial statement schedule of Quality Systems, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.
Schedule II — Valuation and Qualifying Accounts	109

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.
Index to Exhibits	110

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989, are hereby incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-00161) filed January 11, 1996.
3.2	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005, is hereby incorporated by reference to Exhibit 3.1.1 of the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.
3.3	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005 is hereby incorporated by reference to Exhibit 3.01 of the registrant’s Current Report on Form 8-K filed October 11, 2005.
3.4	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006 is hereby incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed March 6, 2006.
3.5	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2011 is hereby incorporated by reference to Exhibit 3.1 of the regsitrant’s Current Report on Form 8-K filed October 6, 2011.
3.6	Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008, are hereby incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed October 31, 2008.
10.1*	Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.10.1 of the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.
10.2*	Form of Incentive Stock Option Agreement for Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.3*	Form of Non-Qualified Stock Option Agreement for Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10Q for the quarter ended September 20, 2004.
10.4*	2005 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.01 to the registrant’s Current Report on Form 8-K filed October 11, 2005.
10.5*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 5, 2007.
10.6*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 5, 2007.
10.7*	1993 Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-KSB for the year ended March 31, 1994.
10.8*	Form of Second Amended and Restated Indemnification Agreement for directors and executive officers is hereby incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on February 2, 2010.

Exhibit Number	Description
10.9*	Separation Agreement and General Release of All Claims between the Company and Patrick Cline is incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2011.
10.10*	2012 Director Compensation Program is incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 1, 2011.
10.11*	Form of Outside Director’s Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 15, 2011.
10.12*	Description of 2012 Compensation Program for Named Executive Officers for Fiscal Year Ended March 31, 2012 is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 1, 2011.
10.13*	Employment Agreement dated August 11, 2008 between Quality Systems, Inc., and Steven Plochocki, is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 12, 2008.
10.14*	Outside Directors Amended and Restated Restricted Stock Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2010.
21**	List of subsidiaries.
23.1**	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
31.1**	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label
101.PRE***	XBRL Taxonomy Extension Presentation

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Filed herewith.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

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

Date: May 25, 2012

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

Signature	Title	Date

/s/ Sheldon Razin Sheldon Razin	Chairman of the Board and Director	May 25, 2012

/s/ Steven T. Plochocki Steven T. Plochocki	Chief Executive Officer (Principal Executive Officer) and Director	May 25, 2012

/s/ Paul A. Holt Paul A. Holt	Chief Financial Officer (Principal Accounting Officer) and Executive Vice President	May 25, 2012

/s/ Craig Barbarosh Craig Barbarosh	Director	May 25, 2012

Murray Brennan	Director

Signature	Title	Date

/s/ George Bristol George Bristol	Director	May 25, 2012

Ahmed Hussein	Director

/s/ Russell Pflueger Russell Pflueger	Director	May 25, 2012

/s/ Maureen Spivack Maureen Spivack	Director	May 25, 2012

Lance Rosenzweig	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quality Systems, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of income, statements of shareholders’ equity and statements of cash flow present fairly, in all material respects, the financial position of Quality Systems, Inc. and its subsidiaries at March 31, 2012 and March 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Orange County, California

May 25, 2012

QUALITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$134,444	$116,617
Restricted cash (Note 1)	1,962	3,787
Marketable securities	4,987	1,120
Accounts receivable, net (Note 9)	145,756	139,772
Inventories	3,715	1,933
Income taxes receivable	2,628	—
Deferred income taxes, net	10,127	10,397
Other current assets	9,090	8,768

Total current assets	312,709	282,394
Equipment and improvements, net	17,841	12,599
Capitalized software costs, net	19,994	15,150
Intangibles, net	23,259	16,890
Goodwill	60,776	46,721
Other assets	5,773	4,932

Total assets	$440,352	$378,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,532	$6,686
Deferred revenue	83,108	76,695
Accrued compensation and related benefits	11,870	10,247
Income taxes payable	—	3,530
Dividends payable	10,354	10,162
Other current liabilities	19,568	29,316

Total current liabilities	129,432	136,636
Deferred revenue, net of current	1,293	1,099
Deferred income taxes, net	5,351	11,384
Deferred compensation	3,497	2,488
Other noncurrent liabilities	5,602	2,409

Total liabilities	145,175	154,016
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 59,180 and 58,068 shares at March 31, 2012 and March 31, 2011, respectively	592	580
Additional paid-in capital	168,988	132,969
Retained earnings	125,597	91,121

Total shareholders’ equity	295,177	224,670

Total liabilities and shareholders’ equity	$440,352	$378,686

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Software, hardware and supplies	$122,407	$106,514	$89,761
Implementation and training services	26,391	18,015	14,376

System sales	148,798	124,529	104,137
Maintenance	138,832	110,019	89,192
Electronic data interchange services	49,259	41,022	35,035
Revenue cycle management and related services	45,572	45,065	36,665
Other services	47,374	32,728	26,782

Maintenance, EDI, RCM and other services	281,037	228,834	187,674

Total revenues	429,835	353,363	291,811

Cost of revenue:
Software, hardware and supplies	18,399	19,779	12,115
Implementation and training services	21,298	15,010	11,983

Total cost of system sales	39,697	34,789	24,098
Maintenance	17,104	12,948	13,339
Electronic data interchange services	32,422	27,711	25,262
Revenue cycle management and related services	34,295	33,815	27,715
Other services	27,705	18,219	20,393

Total cost of maintenance, EDI, RCM and other services	111,526	92,693	86,709

Total cost of revenue	151,223	127,482	110,807

Gross profit	278,612	225,881	181,004
Operating expenses:
Selling, general and administrative	128,846	108,310	86,951
Research and development costs	31,369	21,797	16,546
Amortization of acquired intangible assets	2,198	1,682	1,783

Total operating expenses	162,413	131,789	105,280

Income from operations	116,199	94,092	75,724
Interest income	247	263	226
Other income (expense), net	(139)	61	268

Income before provision for income taxes	116,307	94,416	76,218
Provision for income taxes	40,650	32,810	27,839

Net income	$75,657	$61,606	$48,379

Net income per share:
Basic	$1.29	$1.06	$0.84
Diluted	$1.28	$1.06	$0.84
Weighted-average shares outstanding:
Basic	58,729	57,894	57,270
Diluted	59,049	58,236	57,592
Dividends declared per common share	$0.700	$0.625	$0.600

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
Balance, March 31, 2009	56,894	$568	$103,240	$51,759	$155,567
Exercise of stock options	476	6	5,849	—	5,855
Tax benefit resulting from exercise of stock options	—	—	1,576	—	1,576
Stock-based compensation	—	—	2,073	—	2,073
Stock-based compensation related to acquisitions	—	—	433	—	433
Common stock issuance for acquisitions	388	4	8,811	—	8,815
Dividends declared	—	—	—	(34,409)	(34,409)
Net income	—	—	—	48,379	48,379

Balance, March 31, 2010	57,758	578	121,982	65,729	188,289
Exercise of stock options	310	3	5,714	—	5,717
Tax benefit resulting from exercise of stock options	—	—	1,524	—	1,524
Stock-based compensation	—	—	3,748	—	3,748
Dividends declared	—	—	—	(36,214)	(36,214)
Net income	—	—	—	61,606	61,606

Balance, March 31, 2011	58,068	581	132,968	91,121	224,670
Exercise of stock options and vesting of restricted stock	735	7	12,738	—	12,745
Common stock issuance for Opus earnout settlement	286	3	11,885	—	11,888
Common stock issuance for acquisitions	91	1	3,931	—	3,932
Tax benefit resulting from exercise of stock options	—	—	4,145	—	4,145
Stock-based compensation	—	—	3,321	—	3,321
Dividends declared	—	—	—	(41,181)	(41,181)
Net income	—	—	—	75,657	75,657

Balance, March 31, 2012	59,180	$592	$168,988	$125,597	$295,177

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$75,657	$61,606	$48,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,195	4,304	3,663
Amortization of capitalized software costs	8,254	7,091	5,927
Amortization of other intangibles	4,501	3,255	1,783
Provision for bad debts	5,715	3,780	3,465
Provision for inventory obsolescence	43	27	27
Share-based compensation	3,321	3,748	2,073
Deferred income tax benefit	(8,025)	(4,194)	(786)
Tax benefit associated with stock options	4,145	1,524	1,576
Excess tax benefit from share-based compensation	(4,145)	(1,524)	(1,576)
Loss (gain) on disposal of equipment and improvements	73	(33)	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(10,389)	(36,094)	(18,944)
Inventories	(1,825)	(620)	(238)
Income taxes receivable	(2,628)	2,953	3,875
Other current assets	(2,154)	(2,074)	(2,310)
Other assets	(841)	(1,817)	(894)
Accounts payable	(2,184)	3,344	(1,810)
Deferred revenue	5,993	13,211	12,528
Accrued compensation and related benefits	1,623	1,296	(1,006)
Income taxes payable	(3,530)	3,530	(1,404)
Other current liabilities	(3,229)	13,096	846
Deferred compensation	1,009	605	46
Other noncurrent liabilities	207	(6,950)	—

Net cash provided by operating activities	76,786	70,064	55,220

Cash flows from investing activities:
Additions to capitalized software costs	(13,098)	(10,695)	(7,921)
Additions to equipment and improvements	(10,323)	(6,804)	(4,935)
Proceeds from disposal of equipment and improvements	11	336	—
Proceeds from sale of marketable securities	—	7,700	425
Purchases of marketable securities	—	(1,120)	—
Cash acquired from purchase of ViaTrack	10	—	—
Purchase of ViaTrack	(5,710)	—	—
Cash acquired from purchase of CQI	222	—	—
Purchase of CQI	(2,737)	—	—
Purchase of IntraNexus	(3,279)	—	—
Cash acquired from purchase of Opus	—	—	2,036
Purchase of Opus	—	—	(250)
Purchase of Sphere	—	—	(300)
Payment of contingent consideration related to purchase of PMP	—	—	(3,000)

Net cash used in investing activities	(34,904)	(10,583)	(13,945)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	4,145	1,524	1,576
Proceeds from exercise of stock options	12,789	5,717	5,855
Dividends paid	(40,989)	(34,716)	(34,275)

Net cash used in financing activities	(24,055)	(27,475)	(26,844)

Net increase in cash and cash equivalents	17,827	32,006	14,431
Cash and cash equivalents at beginning of period	116,617	84,611	70,180

Cash and cash equivalents at end of period	$134,444	$116,617	$84,611

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$50,605	$29,044	$24,506

Non-cash investing activities:
Tenant improvement allowance received from landlord	$—	$1,970	$—

Unrealized loss on marketable securities, net of tax	$(1)	$—	$—
Common stock issued at fair value for Opus earnout settlement	$11,888	$—	$—

Issuance of stock options in connection with the acquisition of PMP	$—	$—	$433

Effective November 14, 2011, the Company acquired ViaTrack in a transaction summarized as follows:
Fair value of net assets acquired	$11,048	$—	$—
Cash paid	(5,710)	—	—
Common stock issued at fair value	(1,068)	—	—
Purchase price holdback	(1,187)	—	—
Fair value of contingent consideration	(2,958)	—	—

Liabilities assumed	$125	$—	$—

Effective July 26, 2011, the Company acquired CQI in a transaction summarized as follows:
Fair value of net assets acquired	$11,417	$—	$—
Cash paid	(2,737)	—	—
Common stock issued at fair value	(2,864)	—	—
Purchase price holdback	(600)	—	—
Fair value of contingent consideration	(2,346)	—	—

Liabilities assumed	$2,870	$—	$—

Effective April 29 2011, the Company acquired IntraNexus in a transaction summarized as follows:
Fair value of net assets acquired	$4,524	$—	$—
Cash paid	(3,279)	—	—
Purchase price holdback	(125)	—	—
Fair value of contingent consideration	(800)	—	—

Liabilities assumed	$320	$—	$—

Effective February 10, 2010, the Company acquired Opus in a transaction summarized as follows:
Fair value of net assets acquired	$—	$—	$32,209
Cash paid	—	—	(250)
Common stock issued at fair value	—	—	(8,815)
Fair value of contingent consideration	—	—	(11,516)

Liabilities assumed	$—	$—	$11,628

Effective August 12, 2009, the Company acquired Sphere in a transaction summarized as follows:
Fair value of net assets acquired	$—	$—	$1,453
Cash paid	—	—	(300)
Fair value of contingent consideration	—	—	(1,074)

Liabilities assumed	$—	$—	$79

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and 2011

(In thousands, except shares and per share data)

1. Organization of Business

Description of Business

Quality Systems, Inc. and its wholly-owned subsidiaries operates as four business divisions and is comprised of: (i) the QSI Dental Division, which consists of ViaTrack Systems, LLC (“ViaTrack”); (ii) the NextGen Division, which consists of NextGen Healthcare Information Systems, Inc.(“NextGen”); (iii) the Hospital Solutions Division (formerly Inpatient Solutions Division), which consists of Sphere Health Systems, Inc. (“Sphere”), Opus Healthcare Solutions, LLC (“Opus”), IntraNexus, Inc. (“IntraNexus”), and CQI Solutions, Inc. (“CQI”); (iv) the RCM Services Division (formerly Practice Solutions Division), which consists of Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”) and Practice Management Partners, Inc. (“PMP”) and (v) Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”). The Company develops and markets healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools. The Company also provides revenue cycle management (“RCM”) services through the RCM Services Division.

The Company, a California corporation formed in 1974, was founded with an early focus on providing information systems to dental group practices. In the mid-1980’s, the Company capitalized on the increasing focus on medical cost containment and further expanded its information processing systems to serve the medical market. In the mid-1990’s, the Company made two acquisitions that accelerated its penetration of the medical market. These two acquisitions formed the basis for the NextGen Division. Today, we serve the physician, inpatient and dental markets through our QSI Dental Division, NextGen Division, Hospital Solutions Division and RCM Services Division.

The QSI Dental Division, co-located with the Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental organizations located throughout the US.

The NextGen Division, with headquarters in Horsham, Pennsylvania and locations in Atlanta, Georgia, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations.

The Hospital Solutions Division, with its primary location in Austin, Texas, provides integrated clinical, financial and connectivity solutions for rural and community hospitals.

The RCM Services Division, with locations in St. Louis, Missouri and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services, primarily billing and collection services for medical practices. This Division combines a web-delivered SaaS model and the NextGenpm software platform to execute its service offerings.

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

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

Hospital Solutions Division

On April 29, 2011, the Company acquired IntraNexus, a provider of web-based integrated clinical and hospital information systems. On July 26, 2011, the Company acquired CQI, a provider of hospital systems for surgery management. These acquisitions are part of the Company’s strategy to expand into the small hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and inpatient markets. All four companies are established developers of software and services for the inpatient market and will operate under the Company’s Hospital Solutions Division.

QSI Dental Division

On November 14, 2011, the Company acquired ViaTrack, a developer and provider of information technologies that enhance EDI offerings. This acquisition provides a platform to pursue significant opportunities that exist to add EDI services to our portfolio of offerings in the Inpatient market and will operate under the Company’s QSI Dental Division.

Stock Split

On July 27, 2011, the Board of Directors approved a two-for-one split of our common stock and a proportional increase in the number of our common shares authorized from 50 million to 100 million. Each shareholder of record at the close of business on October 6, 2011 received one additional share for every outstanding share held on the record date. The additional shares were distributed October 26, 2011 and trading began on a split-adjusted basis on October 27, 2011. All share and per share amounts in this Report have been restated for all periods presented to reflect the two-for-one split of our common stock.

2.    Summary of Significant Accounting Policies

Principles of Consolidation.    The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems (“NextGen”), Lackland Acquisition II, LLC dba Healthcare Strategic Initiatives (“HSI”), Practice Management Partners, Inc. (“PMP”), Sphere Health Systems, Inc.(“Sphere”), Opus Healthcare Solutions, LLC (“Opus”), IntraNexus, Inc. (“IntraNexus”), CQI Solutions, Inc. (“CQI”), ViaTrack Systems, LLC (“ViaTrack”), and Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

Business Segments.    The Company has prepared operating segment information based on the manner in which management disaggregates the Company’s operations for making internal operating decisions. See Note 14.

Basis of Presentation.    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

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

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company records accounts receivable for the entire system sales contract amount upon contract execution except for arrangements that provide for services to be billed as incurred. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings. Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third-party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collection risk is high, the revenue is deferred until collection occurs or becomes probable. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company’s arrangements must include the following characteristics:

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

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the customer’s obligation would not change in the event of theft or damage to the product;

•	the customer has economic substance;

•	the amount of returns can be reasonably estimated; and

•	the Company does not have significant obligations for future performance in order to bring about resale of the product by the customer.

The Company has historically offered short-term rights of return in certain sales arrangements. If the Company is able to estimate returns for these types of arrangements, revenue is recognized, net of an allowance for returns, and these arrangements are recorded in the consolidated financial statements. If the Company is unable to estimate returns for these types of arrangements, revenue is not recognized in the consolidated financial statements until the rights of return expire, provided also, that all other criteria for revenue recognition have been met.

Revenue related to sales arrangements that include hosting or the right to use software stored on the Company’s hardware is recognized in accordance to the same revenue recognition criteria discussed above only if the customer has the contractual right to take possession of the software without incurring a significant penalty and it is feasible for the customer to either host the software themselves or through another third-party. Otherwise, the arrangement is accounted for as a service contract in which the entire arrangement is deferred and recognized over the period that the hosting services are being performed.

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

Cash and Cash Equivalents.    Cash and cash equivalents generally consist of cash, money market funds and short-term U.S. Treasury securities with maturities of 90 days or less at the time of purchase. The Company had cash deposits at U.S. banks and financial institutions at March 31, 2012 of which $132.4 million was in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner. The Company is exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, the Company does not anticipate nonperformance by these institutions.

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

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Services liability” (see also Note 9) when it initially receives such cash from the government social service programs and relieves both restricted cash and the Care Services liability when amounts are disbursed. HSI earns an administrative fee which is based on a percentage of funds disbursed on behalf of certain government social service programs.

Marketable Securities.    Marketable securities are classified as available-for-sale and are recorded at fair value, based on quoted market rates when observable or valuation analysis when appropriate. Unrealized gains and losses, net of taxes, are included in shareholders’ equity. Realized gains and losses on investments are included as interest income.

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

Equipment and Improvements.    Equipment and improvements are stated at cost less accumulated depreciation and amortization. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation and amortization of equipment and improvements are recorded over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives generally have the following ranges:

• Computers equipment	3-5 years
• Furniture and fixtures	5-7 years
• Furniture and fixtures	lesser of lease term or estimated useful life of asset

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

Software Development Costs.    Development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional external software development costs are capitalized and amortized on a straight-line basis over the estimated economic life of the related product, which is typically three years. The Company provides support services on the current and prior two versions of its software. Management performs an annual review of the estimated economic life and the recoverability of such capitalized

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Business Combinations.    In accordance with the accounting for business combinations, the Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

Goodwill.    The Company tests goodwill for impairment annually at the end of its first fiscal quarter, referred to as the annual test date, and has determined that there was no impairment to its goodwill as of June 30, 2011. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. As of March 31, 2012, the Company has not identified any events or circumstances that would require an interim goodwill impairment test. See Note 6.

Intangible Assets.    Intangible assets consist of customer relationships, trade names and certain software technology. These intangible assets are recorded at fair value and are stated net of accumulated amortization. The Company currently amortizes the intangible assets over periods ranging from three to nine years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed.

Long-Lived Assets.    The Company assesses the recoverability of long-lived assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.

Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment to its long-lived assets as of March 31, 2012. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets.

Income Taxes.    Income taxes are provided based on current taxable income and the future tax consequences of temporary differences between the basis of assets and liabilities for financial and tax

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2012 and 2011, the self-insurance accrual was approximately $934 and $475, respectively, and is included in other current liabilities on the accompanying consolidated balance sheets. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for the self-insurance liabilities would be directly affected.

Advertising Costs.    Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $6,254, $7,122 and $6,198 for the years ended March 31, 2012, 2011 and 2010, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Foreign Currency Translation.    The U.S. dollar is considered to be the functional currency for QSIH because it acts primarily as an extension of the Company’s operations. The determination of functional currency is primarily based on QSIH’s relative financial and operational dependence. Assets and liabilities are re-measured at current exchange rates, except for property and equipment, depreciation and investments, which are translated at historical exchange rates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year except for costs related to the above mentioned balance sheet items, which are translated at historical rates. Foreign currency gains and losses are included in other income (expense) in the consolidated statements of income. The net foreign currency gain (loss) for the year ended March 31, 2012 and 2011 was not significant.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share.    The Company provides dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares discussed below are in thousands.

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

	Fiscal Year Ended March 31,
	2012	2011	2010
Net income	$75,657	$61,606	$48,379
Basic net income per share:
Weighted-average shares outstanding — Basic	58,729	57,894	57,270

Basic net income per common share	$1.29	$1.06	$0.84

Net income	$75,657	$61,606	$48,379
Diluted net income per share:
Weighted-average shares outstanding — Basic	58,729	57,894	57,270
Effect of potentially dilutive securities	320	342	322
Weighted-average shares outstanding — Diluted	59,049	58,236	57,592

Diluted net income per common share	$1.28	$1.06	$0.84

The computation of diluted net income per share does not include 335, 514 and 150 options for the years ended March 31, 2012, 2011 and 2010, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

Share-Based Compensation.    The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using historical exercise experience. Volatility is estimated by using the weighted-average historical volatility of the Company’s common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s consolidated statements of income.

Share-based compensation is adjusted on a quarterly basis for changes to estimated forfeitures based on a review of historical forfeiture activity. To the extent that actual forfeitures differ, or are expected to differ, from the estimate, share-based compensation expense is adjusted accordingly. The effect of the forfeiture adjustments for years ended March 31, 2012, 2011 and 2010 was not significant.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows total share-based compensation expense included in the consolidated statements of income for years ended March 31, 2012, 2011 and 2010:

	Fiscal Year Ended March 31,
	2012	2011	2010
Costs and expenses:
Cost of revenue	$261	$272	$85
Research and development costs	184	152	108
Selling, general and administrative	2,876	3,324	1,880

Total share-based compensation	3,321	3,748	2,073
Amounts capitalized in software development costs	—	(2)	(27)

Amounts charged against earnings, before income tax benefit	$3,321	$3,746	$2,046
Related income tax benefit	(1,236)	(1,343)	(608)

Decrease in net income	$2,085	$2,403	$1,438

Sales Taxes.    The Company records revenue net of sales tax obligation in the consolidated statements of income.

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

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2011, FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s financial statements.

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

In January 2012, FASB issued updated guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s financial statements.

3.    Cash and Cash Equivalents

At March 31, 2012 and 2011, the Company had cash and cash equivalents of $134,444 and $116,617, respectively. Cash and cash equivalents consist of cash, money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Fair Value Measurements

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2012 and March 31, 2011:

	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents(1)	$134,444	$134,444	$—	$—
Restricted cash	1,962	1,962	—	—
Marketable securities(2)	4,987	4,987	—	—

	$141,393	$141,393	$—	$—

LIABILITIES
Contingent consideration related to acquisitions	$6,556	—	$—	$6,556

	$6,556	$—	$—	$6,556

	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents(1)	$116,617	$116,617	$—	$—
Restricted cash	3,787	3,787	—	—
Marketable securities(2)	1,120	1,120	—	—

	$121,524	$121,524	$—	$—

LIABILITIES
Contingent consideration related to acquisitions	$13,658	$—	$12,743	$915

	$13,658	$—	$12,743	$915

(1)	Cash and cash equivalents consists of money market funds and certificates of deposit.
(2)	Marketable securities consists of fixed-income securities.

The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability for Sphere, IntraNexus, CQI, and ViaTrack were estimated based on the probability of achieving certain business milestones and management’s forecast of expected revenues. See Note 5.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as March 31, 2012:

	Total Assets	Total Liabilities
Balance at March 31, 2010	$7,706	$12,590
Transfer out of Level 3 (Note 5)	—	(12,743)
Earnout payments	—	(253)
Goodwill adjustment (Note 5)	—	532
Fair value adjustments, net	—	789
Proceeds from sale at par	(7,700)	—
Recognized loss	(6)	—

Balance at March 31, 2011	$—	$915
Acquisitions (Note 5)	—	6,104
Earnout payments	—	(463)
Fair value adjustments, net	—	—

Balance at March 31, 2012	—	6,556

Fair Value of Financial Instruments

The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. However, considerable judgment is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts. The Company’s financial instruments, other than those presented in the disclosures above, accounts receivables, accounts payable and accrued liabilities. The carrying value of these assets and liabilities approximates fair value because of the short-term nature of these instruments.

Interest income related to cash and cash equivalents and marketable securities for years ended March 31, 2012, 2011 and 2010 was $0.2 million, $0.3 million and $0.2 million, respectively.

Non-Recurring Fair Value Measurements

The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the year ended March 31, 2012, there were no adjustments to fair value of such assets, except for the intangible assets acquired from IntraNexus, CQI and ViaTrack as discussed below in Note 5.

5.    Business Combinations

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

On July 26, 2011, the Company acquired CQI, a provider of hospital systems for surgery management. The CQI purchase price totaled $8,546. The purchase price included contingent

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration payable over a two year period with a fair value of $2,346, which was estimated based on management’s forecast of expected revenues, but in no event shall this form of consideration exceed $3,000. Subsequently at March 31, 2012, the Company recorded a $2.3 million deferred tax liability related to the acquired intangibles, which should have been recorded in the initial purchase price allocation. The offset to this adjustment was goodwill. The Company has concluded this correction to the balance sheet is not material to any periods affected.

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

On March 30, 2011, the Company entered into an amendment to the Opus merger agreement to terminate the terms of the earnout under the original merger agreement early for $12,250, payable in 143,000 shares of Company common stock to the selling security holders and $856 in cash to the option holders. The fair value of the Opus earnout settlement was $12,743, which is the fair value of the Opus contingent consideration recorded in other current liabilities as of March 31, 2011. In reviewing the final settlement, the Company identified an error in the initial purchase price allocation related to the fair value of the price collar provisions in the merger agreement. As a result, the Company recorded an adjustment of $532 to goodwill and contingent consideration liability to correct the initial purchase price allocation as of February 10, 2010. The Company has concluded that this correction is not material to any periods affected.

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

The total purchase price for IntraNexus, CQI, and ViaTrack are summarized as follows:

	IntraNexus	CQI	ViaTrack
Cash paid	$3,279	$2,737	$5,710
Purchase price holdback	125	600	1,187
Common stock issued at fair value	—	2,863	1,068
Contingent consideration	800	2,346	2,958

Total purchase price	$4,204	$8,546	$10,923

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the final purchase price allocation for IntraNexus, CQI, and ViaTrack:

	IntraNexus	CQI	ViaTrack
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$—	$222	$10
Current assets (including accounts receivable of $464, $409 and $436 for IntraNexus, CQI and ViaTrack, respectively)	691	410	462
Equipment and improvements and other long-term assets	—	221	47
Accounts payable and accrued liabilities	(226)	(19)	(125)
Deferred revenues	(94)	(520)	—
Deferred tax liabilities	—	(2,331)	—

Total net tangible assets acquired and liabilities assumed	371	(2,017)	394
Fair value of identifiable intangible assets acquired:
Trade Name	—	—	130
Customer relationships	1,100	600	1,800
Software technology	830	5,100	1,310
Goodwill (including assembled workforce of $120 for IntraNexus)(1)	1,903	4,863	7,289

Total identifiable intangible assets acquired	3,833	10,563	10,529

Total purchase price	$4,204	$8,546	$10,923

(1)	Goodwill represents excess of the purchase price over total assets acquired and liabilities assumed.

The pro forma effects of the IntraNexus, CQI and ViaTrack acquisitions would not have been material to the Company’s results of operations and are therefore not presented.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Goodwill

The Company does not amortize goodwill as our goodwill has been determined to have an indefinite useful life.

Goodwill consists of the following:

	Balance at March 31, 2011	Acquisitions	Balance at March 31, 2012
QSI Dental Division
ViaTrack Systems, LLC	$—	$7,289	$7,289

Total QSI Dental Division goodwill	—	7,289	7,289
NextGen Division
NextGen Healthcare Information Systems, Inc.	1,840	—	1,840

Total NextGen Division goodwill	1,840	—	1,840
Hospital Solutions Division
CQI Solutions, Inc.	—	4,863	4,863
IntraNexus, Inc.	—	1,903	1,903
Opus Healthcare Solutions, Inc.	13,537	—	13,537
Sphere Health Systems, Inc.	1,020	—	1,020

Total Hospital Solutions Division goodwill	14,557	6,766	21,323
RCM Services Division
Practice Management Partners, Inc.	19,485	—	19,485
Healthcare Strategic Initiatives	10,839	—	10,839

Total RCM Services Division goodwill	30,324	—	30,324

Total goodwill	$46,721	$14,055	$60,776

7.    Intangible Assets

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

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets, other than capitalized software development costs, with determinable lives are summarized as follows:

	March 31, 2012
	Customer Relationships	Trade Name	Software Technology	Total
Gross carrying amount	$13,706	$768	$19,359	$33,833
Accumulated amortization	(5,901)	(606)	(4,067)	(10,574)

Net intangible assets	$7,805	$162	$15,292	$23,259

	March 31, 2011
	Customer Relationships	Trade Name	Software Technology	Total
Gross carrying amount	$10,206	$637	$12,119	$22,962
Accumulated amortization	(3,879)	(429)	(1,764)	(6,072)

Net intangible assets	$6,327	$208	$10,355	$16,890

Activity related to the intangible assets is summarized as follows:

	Customer Relationships	Trade Name	Software Technology	Total
Balance at March 31, 2010	$7,849	$368	$11,928	$20,145
Amortization(1)	(1,522)	(160)	(1,573)	(3,255)

Balance at March 31, 2011	6,327	208	10,355	16,890
Acquisition	3,500	130	7,240	10,870
Amortization(1)	(2,022)	(176)	(2,303)	(4,501)

Balance at March 31, 2012	$7,805	$162	$15,292	$23,259

(1)	Amortization of the customer relationships and trade name intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software, hardware and supplies.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of March 31, 2012:

For the year ended March 31,
2013	$5,125
2014	4,996
2015	3,940
2016	3,603
2017 and beyond	5,595

Total	$23,259

8.    Capitalized Software Costs

The Company’s capitalized software development costs are summarized as follows:

	March 31, 2012	March 31, 2011
Gross carrying amount	$65,221	$52,123
Accumulated amortization	(45,227)	(36,973)

Net capitalized software costs	$19,994	$15,150

Activity related to net capitalized software costs is summarized as follows:

	Fiscal Year Ended March 31,
	2012	2011
Beginning of the year	$15,150	$11,546
Capitalized	13,098	10,695
Amortization	(8,254)	(7,091)

End of the year	$19,994	$15,150

The following table represents the remaining estimated amortization of capitalized software costs as of March 31, 2012:

For the year ended March 31,
2013	$9,088
2014	7,071
2015	3,609
2016	226

Total	$19,994

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	March 31, 2012	March 31, 2011
Accounts receivable, excluding undelivered software, maintenance and services	$100,054	$90,487
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	54,183	56,002

Accounts receivable, gross	154,237	146,489
Allowance for doubtful accounts	(8,481)	(6,717)

Accounts receivable, net	$145,756	$139,772

Inventories are summarized as follows:

	March 31, 2012	March 31, 2011
Computer systems and components	$3,709	$1,925
Miscellaneous parts and supplies	6	8

Inventories	$3,715	$1,933

Equipment and improvements are summarized as follows:

	March 31, 2012	March 31, 2011
Computer equipment	$24,936	$23,567
Furniture and fixtures	6,358	5,861
Leasehold improvements	4,906	4,434

	36,200	33,862
Accumulated depreciation and amortization	(18,359)	(21,263)

Equipment and improvements, net	$17,841	$12,599

Current and non-current deferred revenue are summarized as follows:

	March 31, 2012	March 31, 2011
Maintenance	$12,742	$11,108
Implementation services	55,235	52,197
Annual license services	11,730	10,127
Undelivered software and other	3,401	3,263

Deferred revenue	$83,108	$76,695

Deferred revenue, net of current	$1,293	$1,099

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued compensation and related benefits are summarized as follows:

	March 31, 2012	March 31, 2011
Payroll, bonus and commission	$4,890	$5,014
Vacation	6,980	5,233

Accrued compensation and related benefits	$11,870	$10,247

Other current and non-current liabilities are summarized as follows:

	March 31, 2012	March 31, 2011
Contingent consideration related to acquisitions	$5,482	$13,658
Accrued EDI expense	2,588	2,801
Accrued royalties	1,974	1,752
Care services liabilities	1,962	3,787
Customer deposits	1,297	962
Self insurance reserve	934	475
Deferred rent	610	437
Sales tax payable	527	589
Outside commission payable	520	599
Accrued travel	509	1,026
Other accrued expenses	3,165	3,230

Other current liabilities	$19,568	$29,316

Contingent consideration related to acquisitions	$2,989	$—
Deferred rent	2,476	2,387
Other liabilities	137	22

Other non-current liabilities	$5,602	$2,409

10.    Income Tax

During the years ended March 31, 2012, 2011, and 2010, the Company recognized federal research and development tax credits of $1,055, $927 and $605, respectively, and state research and development tax credits of approximately $165, $119 and $129, respectively. Due to the expiration of the Internal Revenue Service (“IRS”) statute related to research and development credits on December 31, 2011, the Company’s research and development credits claimed for the year ended March 31, 2012 represent credits for the nine-month period from April 1, 2011 through December 31, 2011.

The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code (“IRC”) for $10,025, $8,134, and $4,133 during the years ended March 31, 2012, 2011, and 2010, respectively. The research and development credits and the qualified production activities income deduction calculated by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provisions.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes consists of the following components:

	Fiscal Year Ended March 31,
	2012	2011	2010
Current:
Federal taxes	$36,109	$28,979	$23,750
State taxes	8,614	6,501	5,043
Foreign taxes	73	—	—

Total current taxes	44,796	35,480	28,793

Deferred:
Federal taxes	$(3,571)	$(2,168)	$(768)
State taxes	(502)	(502)	(186)
Foreign taxes	(73)	—	—

Total deferred taxes	(4,146)	(2,670)	(954)

Provision for income taxes	$40,650	$32,810	$27,839

The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Current:
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	4.5	4.1	4.3
Research and development tax credits	(0.9)	(1.0)	(0.9)
Qualified production activities income deduction	(3.0)	(3.0)	(2.0)
Other	(0.6)	(0.3)	0.1

Effective income tax rate	35.0%	34.8%	36.5%

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax assets and liabilities in the accompanying consolidated balance sheets consist of the following:

	March 31, 2012	March 31, 2011
Deferred tax assets:
Deferred revenue	$8,618	$5,715
Inventory valuation	113	122
Purchased in-process research and development	—	—
Accrued compensation and benefits	3,788	3,180
Deferred compensation	1,455	1,078
State income taxes	255	452
Compensatory stock option expense	1,828	1,759
Allowance for doubtful accounts	4,235	2,931
Other	4,813	1,071
Total deferred tax assets	25,105	16,308

Deferred tax liabilities:
Accelerated depreciation	$(2,319)	$(2,181)
Capitalized software	(7,797)	(5,913)
Intangibles assets	(7,307)	(6,132)
Prepaid expense	(2,979)	(3,069)
Other	73	—

Total deferred tax liabilities	(20,329)	(17,295)

Deferred tax assets (liabilities), net	$4,776	$(987)

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

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded in income taxes payable in the Company’s consolidated balance sheet, is as follows:

Balance at March 31, 2010	$656
Additions for prior year tax positions	34
Reductions for prior year tax positions	(18)

Balance at March 31, 2011	$672
Additions for prior year tax positions	26
Reductions for prior year tax positions	(285)

Balance at March 31, 2012	$413

The total amount of unrecognized tax benefit that, if recognized, would decrease the income tax provision is $413.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s continuing practice is to recognize estimated interest and/or penalties related to income tax matters in general and administrative expenses. The Company had approximately $75 and $83 of accrued interest related to income tax matters at March 31, 2012 and 2011, respectively. No penalties were accrued.

The Company’s income tax returns filed for tax years 2009 through 2011 and 2008 through 2011 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently under examination by the IRS and is under examination by two state income tax authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

11.    Employee Benefit Plans

The Company has a 401(k) plan available to substantially all of its employees. Participating employees may defer up to the IRS limit based on the IRC per year. The annual contribution is determined by a formula set by the Company’s Board of Directors and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $630, $479 and $371 were made by the Company to the 401(k) plan for the years ended March 31, 2012, 2011 and 2010, respectively.

The Company has a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify for inclusion. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee’s deferrals together with earnings thereon are accrued as part of the long-term liabilities of the Company. Investment decisions are made by each participating employee from a family of mutual funds. Deferred compensation liability was $3,498 and $2,488 at March 31, 2012 and 2011, respectively. To offset this liability, the Company has purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The Company intends to hold the life insurance policy until the death of the plan participant. The net cash surrender value of the life insurance policies for deferred compensation was $2,959 and $2,953 at March 31, 2012 and 2011, respectively. The values of the life insurance policies and the related Company obligation are included on the accompanying consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. The Company made contributions of $66, $33 and $48 to the Deferral Plan for the years ended March 31, 2012, 2011 and 2010, respectively.

The Company has a voluntary employee stock contribution plan for the benefit of full-time employees. The plan is designed to allow qualified employees to acquire shares of the Company’s common stock through automatic payroll deduction. Each eligible employee may authorize the withholding of up to 10% of his or her gross payroll each pay period to be used to purchase shares on the open market by a broker designated by the Company. In addition, the Company will match 5% of each employee’s contribution and will pay all brokerage commissions and fees in connection with each purchase. The amount of the Company match is discretionary and subject to change. The plan is not intended to be an employee benefit plan under the Employee Retirement Income Security Act of 1974, and is therefore not required to comply with that Act. Contributions of approximately $47, $39 and $35 were made by the Company for the years ended March 31, 2012, 2011 and 2010, respectively.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Share-Based Awards

Employee Stock Option Plans

In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 8,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of March 31, 2012, there were 46,488 outstanding options related to the 1998 Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of March 31, 2012, there were 941,849 outstanding options and 3,262,642 shares available for future grant related to the 2005 Plan.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option transactions during the years ended March 31, 2012, 2011 and 2010 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding, March 31, 2009	1,640,164	$16.20
Granted	578,968	$29.22
Exercised	(475,206)	$12.32		$8,254

Outstanding, March 31, 2010	1,743,926	$21.58
Granted	110,000	$29.15
Exercised	(307,428)	$18.60		$7,093
Forfeited/Canceled	(148,942)	$27.50

Outstanding, March 31, 2011	1,397,556	$22.20	3.9
Granted	459,400	$43.04	7.2
Exercised	(697,157)	$18.34	1.3	$17,698
Forfeited/Canceled	(171,462)	$36.66	6.4

Outstanding, March 31, 2012	988,337	$32.09	5.4	$11,499

Vested and expected to vest, March 31, 2012	953,153	$32.07	5.4	$11,113

Exercisable, March 31, 2012	210,018	$24.88	3.8	$3,959

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010
Expected life	4.3 years	4.2 years	4.4 - 4.8 years
Expected volatility	41.2%	42.6% - 44.7%	45.5% - 47.7%
Expected dividends	1.6%	1.9% - 2.2%	1.9% - 2.2%
Risk-free rate	1.8%	1.5% - 2.1%	0.8% - 2.4%

The weighted-average grant date fair value of stock options granted during the years ended March 31, 2012, 2011 and 2010 was $13.32, $9.24 and $9.65 per share, respectively.

The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 4.1%, 3.6% and 1.7% for employee options for the years ended March 31, 2012, 2011 and 2010 and 0.0% for director options for the years ended March 31, 2012, 2011 and 2010. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

During the years ended March 31, 2012, 2011 and 2010, a total of 459,400, 110,000 and 578,968 options, respectively, were granted under the 2005 Plan at an exercise price equal to the

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during the years ended March 31, 2012, 2011 and 2010 is as follows:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms(1)	Expires
May 31, 2011	459,400	$43.04	Five years	May 31, 2019

Fiscal year 2012 option grants	459,400
November 29, 2010	20,000	$32.16	Five years	November 29, 2018
August 3, 2010	10,000	$27.62	Five years	August 3, 2018
June 4, 2010	50,000	$28.15	Five years	June 4, 2018
June 2, 2010	30,000	$29.31	Five years	June 2, 2018

Fiscal year 2011 option grants	110,000
February 16, 2010	236,118	$28.48	Five years	February 16, 2018
February 16, 2010	6,000	$28.48	Two years	February 16, 2013
December 7, 2009	126,850	$30.15	Five years	December 7, 2017
November 30, 2009	150,000	$29.75	Five years	November 30, 2017
September 17, 2009	60,000	$29.02	Five years	September 17, 2017

Fiscal year 2010 option grants	578,968

(1)	Options vest in equal annual installments on each grant anniversary date beginning one year after the grant date.

Performance-Based Awards

On May 25, 2011, the Board of Directors approved its fiscal year 2012 equity incentive program for certain employees to be awarded options to purchase the Company’s common stock. The maximum number of options available under the equity incentive program plan is 600,000, of which 300,000 are reserved for the Company’s named executive officers and 300,000 for non-executive employees of the Company. Under the program, executives are eligible to receive options based on meeting certain target increases in EPS performance and revenue growth during fiscal year 2012. Non-executive employees are also eligible to receive options based on satisfying certain management established criteria and recommendations of senior management. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years and vesting in five equal annual installments commencing one year following the date of grant.

Compensation expense associated with the performance based awards under the Company’s 2012 incentive plan are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model with the assumptions below and recorded stock compensation expense related to the performance based awards of $616, $788 and $35 for the years ended March 31, 2012, 2011 and 2010, respectively.

	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010
Expected life	4.3 years	4.3 years	4.4 years
Expected volatility	41.2% - 42.2%	41.6%	45.5%
Expected dividends	1.4% - 1.9%	1.5%	2.2%
Risk-free rate	0.8% - 1.8%	2.2%	2.3%

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-vested stock option award activity, including employee stock options and performance-based awards, during the years ended March 31, 2012, 2011 and 2010 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, March 31, 2009	930,690	$5.87
Granted	578,968	$9.65
Vested	(287,986)	$6.02

Outstanding, March 31, 2010	1,221,672	$7.63
Granted	110,000	$9.24
Vested	(379,694)	$6.43
Forfeited/Canceled	(148,942)	$9.41

Outstanding, March 31, 2011	803,036	$8.08
Granted	459,400	$13.32
Vested	(312,655)	$7.22
Forfeited/Canceled	(171,462)	$11.55

Outstanding, March 31, 2012	778,319	$10.76

As of March 31, 2012, $6,053 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.1 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the years ended March 31, 2012, 2011 and 2010 was $2,256, $2,442 and $1,732, respectively.

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

As of March 31, 2012, 56,960 restricted stock units have been awarded under the Outside Director Compensation Plan from inception to date and approximately $540, $427 and $136 of compensation expense related to these restricted stock units was recorded for the years ended

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2012, 2011 and 2010, respectively. Restricted stock units activity for the years ended March 31, 2012, 2011 and 2010 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, March 31, 2009	—
Granted	16,000	$26.93

Outstanding, March 31, 2010	16,000	$26.93
Granted	18,292	$27.31
Vested	(11,396)	$27.22

Outstanding, March 31, 2011	22,896	$27.09
Granted	22,668	$39.75
Vested	(15,563)	$27.51

Outstanding, March 31, 2012	30,001	$36.32

As of March 31, 2012, $729 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted-average period of 1.7 years. This amount does not include the cost of new restricted stock units that may be granted in future periods.

13. Commitments, Guarantees and Contingencies

Rental Commitments

The Company leases facilities and offices under irrevocable operating lease agreements expiring at various dates with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2012, 2011 and 2010 was $4,330, $3,964 and $4,264, respectively. Rental commitments under these agreements are as follows:

For the year ended March 31,
2013	$6,640
2014	6,227
2015	5,504
2016	4,814
2017 and beyond	1,855

$25,040

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

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.    Operating Segment Information

The Company has four reportable segments that are evaluated regularly by its chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segment data is as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Revenue:
QSI Dental Division	$19,596	$19,966	$17,128
NextGen Division	325,467	266,546	228,730
Hospital Solutions Division	34,463	17,898	2,891
RCM Services Division	50,309	48,953	43,062

Consolidated revenue	$429,835	$353,363	$291,811

Operating income:
QSI Dental Division	$3,352	$4,672	$3,460
NextGen Division	127,032	104,391	87,432
Hospital Solutions Division	10,417	5,362	676
RCM Services Division	5,835	4,235	2,314
Unallocated corporate expense(1)	(30,437)	(24,568)	(18,158)

Consolidated operating income	$116,199	$94,092	$75,724

(1)	Unallocated corporate expense includes eliminations relating to QSIH revenues and related expenses included in the results of operating segments. QSIH was formed in January 2011 and eliminations were not significant for the years ended March 31, 2012 and 2011.

Management evaluates performance based upon stand-alone segment operating income. Because the Company does not evaluate performance based upon return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

15.    Subsequent Events

On May 24, 2012, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of June 15, 2012 with an expected distribution date on or about July 3, 2012.

On April 16, 2012, the Company entered into a Merger Agreement, with Matrix Management Solutions (“Matrix”). The purchase price consisted of cash and stock consideration totaling $12.3 million plus additional contingent consideration to be made over an 18-month period as defined in the Agreement, not to exceed $4.0 million. Matrix will operate under the Company’s RCM Services Division.

On May 1, 2012, the Company entered into an Asset Purchase Agreement, with The Poseidon Group (“Poseidon”). The purchase price consisted of cash consideration totaling $2.5 million. Poseidon will operate under the Company’s Hospital Solutions Division.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Selected Quarterly Operating Results

The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding March 31, 2012. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.

	Quarter Ended
	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012
	(Unaudited)
Revenues:
Software, hardware and supplies	$24,756	$20,375	$29,675	$31,708	$28,911	$31,860	$35,074	$26,562
Implementation and training services	4,308	4,499	4,262	4,946	5,472	6,094	6,555	8,270

System sales	29,064	24,874	33,937	36,654	34,383	37,954	41,629	34,832
Maintenance	25,536	27,529	27,908	29,046	31,502	35,214	36,245	35,871
Electronic data interchange services	9,764	10,142	10,360	10,756	12,092	11,985	12,101	13,081
Revenue cycle management and related services	10,772	11,175	11,496	11,622	11,881	11,142	11,147	11,402
Other services	7,791	7,737	8,170	9,030	10,584	11,339	11,643	13,808
Maintenance, EDI, RCM and other services	53,863	56,583	57,934	60,454	66,059	69,680	71,136	74,162

Total revenues	82,927	81,457	91,871	97,108	100,442	107,634	112,765	108,994

Cost of revenue:
Software, hardware and supplies	6,212	4,696	5,667	3,204	4,614	4,187	4,622	4,976
Implementation and training services	2,990	3,475	3,677	4,868	4,075	5,050	5,994	6,179

Total cost of system sales	9,202	8,171	9,344	8,072	8,689	9,237	10,616	11,155
Maintenance	3,454	3,238	3,381	2,875	3,854	3,994	4,412	4,844
Electronic data interchange services	6,709	6,773	6,908	7,321	7,962	7,964	7,890	8,606
Revenue cycle management and related services	8,145	8,222	8,715	8,733	8,826	8,456	8,405	8,608
Other services	4,349	3,724	3,981	6,165	5,597	6,369	7,011	8,728

Total cost of maintenance, EDI, RCM and other services	22,657	21,957	22,985	25,094	26,239	26,783	27,718	30,786

Total cost of revenue	31,859	30,128	32,329	33,166	34,928	36,020	38,334	41,941

Gross profit	51,068	51,329	59,542	63,942	65,514	71,614	74,431	67,053
Operating expenses:
Selling, general and administrative	26,238	24,829	27,958	29,285	29,386	32,169	33,096	34,195
Research and development costs	5,456	5,232	5,358	5,751	6,827	7,358	8,277	8,907
Amortization of acquired intangible assets	347	445	445	445	482	520	543	653

Total operating expenses	32,041	30,506	33,761	35,481	36,695	40,047	41,916	43,755

Income from operations	19,027	20,823	25,781	28,461	28,819	31,567	32,515	23,298
Interest income	60	129	55	19	82	75	55	35
Other income (expense), net	(6)	65	—	2	(38)	(144)	(218)	261

Income before provision for income taxes	19,081	21,017	25,836	28,482	28,863	31,498	32,352	23,594
Provision for income taxes	6,989	7,587	8,305	9,929	9,880	11,002	11,247	8,521

Net income	$12,092	$13,430	$17,531	$18,553	$18,983	$20,496	$21,105	$15,073

Net income per share:
Basic*	$0.21	$0.23	$0.30	$0.32	$0.33	$0.35	$0.36	$0.26
Diluted*	$0.21	$0.23	$0.30	$0.32	$0.32	$0.35	$0.36	$0.25
Weighted-average shares outstanding:
Basic	57,792	57,870	57,956	58,010	58,362	58,511	58,847	59,048
Diluted	58,114	58,156	58,280	58,404	58,800	58,902	59,128	59,232
Dividends declared per common share	$0.150	$0.150	$0.150	$0.175	$0.175	$0.175	$0.175	$0.175

*	Quarterly EPS may not sum to annual EPS due to rounding

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts
For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
March 31, 2012	$6,717	$5,715	$(3,951)	$8,481
March 31, 2011	$4,489	$3,780	$(1,552)	$6,717
March 31, 2010	$3,877	$3,465	$(2,853)	$4,489

	Allowance for Inventory Obsolescence
For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
March 31, 2012	$264	$43	$—	$307
March 31, 2011	$237	$27	$—	$264
March 31, 2010	$210	$27	$—	$237

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description

21	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.