Form 10-Q
period 2012-06-30
QUALITY SYSTEMS, INC
filed 2012-08-02
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12537

QUALITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization) 18111 Von Karman Avenue, Suite 700, Irvine, California (Address of principal executive offices)	95-2888568 (IRS Employer Identification No.) 92612 (Zip Code)

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

The number of outstanding shares of the Registrant’s common stock as of July 30, 2012 was 59,342,817 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$129,906	$134,444
Restricted cash	4,768	1,962
Marketable securities	4,990	4,987
Accounts receivable, net	153,218	145,756
Inventories	4,228	3,715
Income taxes receivable	—	2,628
Deferred income taxes, net	10,143	10,127
Other current assets	7,563	9,090
Total current assets	314,816	312,709
Equipment and improvements, net	20,578	17,841
Capitalized software costs, net	21,865	19,994
Intangibles, net	33,292	23,259
Goodwill	63,161	60,776
Other assets	6,351	5,773
Total assets	$460,063	$440,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,527	$4,532
Deferred revenue	70,653	83,108
Accrued compensation and related benefits	11,180	11,870
Income taxes payable	4,413	—
Dividends payable	10,382	10,354
Other current liabilities	27,325	19,568
Total current liabilities	136,480	129,432
Deferred revenue, net of current	1,089	1,293
Deferred income taxes, net	5,357	5,351
Deferred compensation	2,926	3,497
Other noncurrent liabilities	7,654	5,602
Total liabilities	153,506	145,175
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock $0.01 par value; authorized 100,000 shares; issued and outstanding 59,343 and 59,180 shares at June 30, 2012 and March 31, 2012, respectively	593	592
Additional paid-in capital	175,354	169,033
Accumulated other comprehensive loss	(102)	(45)
Retained earnings	130,712	125,597
Total shareholders’ equity	306,557	295,177
Total liabilities and shareholders’ equity	$460,063	$440,352

The accompanying notes are an integral part of these consolidated financial statements.
QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Revenues:
Software, hardware and supplies	$25,844	$28,911
Implementation and training services	12,046	5,472
System sales	37,890	34,383
Maintenance	38,568	31,502
Electronic data interchange services	13,823	12,092
Revenue cycle management and related services	14,401	11,881
Other services	13,614	10,584
Maintenance, EDI, RCM and other services	80,406	66,059
Total revenues	118,296	100,442
Cost of revenue:
Software, hardware and supplies	5,771	4,614
Implementation and training services	9,145	4,075
Total cost of system sales	14,916	8,689
Maintenance	4,811	3,854
Electronic data interchange services	9,248	7,962
Revenue cycle management and related services	10,870	8,826
Other services	8,550	5,597
Total cost of maintenance, EDI, RCM and other services	33,479	26,239
Total cost of revenue	48,395	34,928
Gross profit	69,901	65,514
Operating expenses:
Selling, general and administrative	36,681	29,386
Research and development costs	8,576	6,827
Amortization of acquired intangible assets	1,137	482
Total operating expenses	46,394	36,695
Income from operations	23,507	28,819
Interest income	35	82
Other expense, net	(213)	(38)
Income before provision for income taxes	23,329	28,863
Provision for income taxes	7,832	9,880
Net income	$15,497	$18,983
Other comprehensive loss (foreign currency translation, net of $0 tax in 2012 and 2011)	(57)	(16)
Comprehensive income	15,440	18,967
Net income per share:
Basic	$0.26	$0.33
Diluted	$0.26	$0.32
Weighted-average shares outstanding:
Basic	59,281	58,362
Diluted	59,388	58,800
Dividends declared per common share	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements.
QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$15,497	$18,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,617	1,244
Amortization of capitalized software costs	2,462	1,925
Amortization of other intangibles	1,817	901
Provision for bad debts	1,428	980
Share-based compensation	964	956
Deferred income tax benefit	(10)	—
Tax benefit associated with stock options	—	852
Excess tax benefit from share-based compensation	—	(852)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(7,492)	(9,651)
Inventories	(513)	(212)
Income taxes receivable	2,628	—
Other current assets	(838)	57
Other assets	(579)	40
Accounts payable	7,249	(571)
Deferred revenue	(12,677)	3,245
Accrued compensation and related benefits	(690)	(346)
Income taxes payable	4,413	4,359
Other current liabilities	5,815	(1,182)
Deferred compensation	(571)	296
Other noncurrent liabilities	(679)	509
Net cash provided by operating activities	19,841	21,533
Cash flows from investing activities:
Additions to capitalized software costs	(4,333)	(2,513)
Additions to equipment and improvements	(3,349)	(2,423)
Purchase of IntraNexus	—	(3,279)
Purchase of Poseidon	(2,033)	—
Purchase of Matrix	(5,073)	—
Net cash used in investing activities	(14,788)	(8,215)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	—	852
Proceeds from exercise of stock options	763	3,427
Dividends paid	(10,354)	(10,160)
Net cash used in financing activities	(9,591)	(5,881)
Net (decrease) increase in cash and cash equivalents	(4,538)	7,437
Cash and cash equivalents at beginning of period	134,444	116,617
Cash and cash equivalents at end of period	$129,906	$124,054

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$821	$4,668
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities, net of tax	$3	$(10)
Common stock issued at fair value for Opus earnout settlement	$—	$11,887
Effective May 1, 2012, the Company acquired Poseidon in a transaction summarized as follows:
Fair value of assets acquired	$2,551
Cash paid	(2,033)
Purchase price holdback	(500)
Liabilities assumed	$18
Effective April 16, 2012, the Company acquired Matrix in a transaction summarized as follows:
Fair value of assets acquired	$14,587
Cash paid	(5,073)
Common stock issued at fair value	(3,953)
Purchase price holdback	(853)
Fair value of contingent consideration	(2,862)
Fair value of non-compete agreement (liability)	(1,100)
Liabilities assumed	$746
Effective April 29, 2011, the Company acquired IntraNexus in a transaction summarized as follows:
Fair value of assets acquired		$4,524
Cash paid		(3,279)
Purchase price holdback		(125)
Fair value of contingent consideration		(800)
Liabilities assumed		$320

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems (“NextGen”), NextGen RCM Services, LLC, Opus Healthcare Solutions, LLC (“Opus”), ViaTrack Systems, LLC (“ViaTrack”), Matrix Management Solutions, LLC ("Matrix"), QSI Management, LLC and Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

Basis of Presentation. The accompanying unaudited consolidated financial statements as of June 30, 2012 and for the three months ended June 30, 2012 and 2011 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Amounts related to disclosures of March 31, 2012 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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
A typical system contract contains multiple elements of the above items. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of those elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. The Company has established VSOE for the related undelivered elements based on the bell-shaped curve method. Maintenance VSOE for the Company's largest clients is based on stated renewal rates only if the rate is determined to be substantive and falls within the Company's customary pricing practices.
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
Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third-party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collection risk is high, the revenue is deferred until collection occurs or becomes probable. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company's arrangements must include the following characteristics:

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
Contract accounting is applied where services include significant software modification, development or customization.
The Company ensures that the following criteria have been met prior to recognition of revenue:

▪	the price is fixed or determinable;

▪	the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;

▪	the customer's obligation would not change in the event of theft or damage to the product;

▪	the customer has economic substance;

▪	the amount of returns can be reasonably estimated; and

▪	the Company does not have significant obligations for future performance in order to bring about resale of the product by the customer.
The Company has historically offered short-term rights of return in certain sales arrangements. When the Company is able to estimate returns for these types of arrangements, revenue is recognized, net of an allowance for returns, and these arrangements are recorded in the consolidated financial statements. If the Company is unable to estimate returns for these types of arrangements, revenue is not recognized in the consolidated financial statements until the rights of return expire, provided also, that all other criteria for revenue recognition have been met.
Revenue related to sales arrangements that include hosting or the right to use software stored on the Company's hardware is recognized in accordance to the same revenue recognition criteria discussed above only if the customer has the contractual right to take possession of the software without incurring a significant penalty and it is feasible for the customer to either host the software themselves or through another third-party. Otherwise, the arrangement is accounted for as a service contract in which the entire arrangement is deferred and recognized over the period that the hosting services are being performed.
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
Revenue is reported into two categories, “system sales” and “maintenance, EDI, RCM and other services.” Revenue in the system sales category includes software license fees, third-party hardware and software and implementation and training services related to purchase of the Company's software systems. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM services, consulting services, annual third-party license fees, hosting services, Software as a Service ("SaaS") fees and other services revenue.

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

Under the recently amended guidance discussed below, a qualitative assessment of goodwill was performed to assess the need to proceed to the first step of the two-step impairment test.  The qualitative assessment included factors such as carrying value of equity on June 30, 2012 as it compares to the fair value in the prior step one analysis as of June 30, 2011, the changes in the industry, changes in costs, changes in products, changes in bargaining power, changes in market share, changes in market size, consistency of financial performance, earnings quality, financial performance versus budgets, and macro-economic variables.  The qualitative assessment was made for the enterprise as well as each reporting unit, and the conclusion of the assessment was that it is more likely than not that the fair value of all reporting units exceed the carrying value of equity and therefore the two step analysis was not necessary.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of income for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Costs and expenses:
Cost of revenue	$76	$49
Research and development costs	59	33
Selling, general and administrative	829	874
Total share-based compensation	964	956
Income tax benefit	(320)	(358)
Decrease in net income	$644	$598

Recent Accounting Standards. New accounting pronouncements implemented by the Company in the first quarter or requiring implementation in future periods are discussed below or in the notes, where applicable.
In the first quarter of fiscal 2013, the Company adopted new accounting guidance intended to simplify goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be required. Under the revised guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The revised guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the revised guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows and is discussed further within this footnote.
In the first quarter of fiscal 2013, the Company adopted guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance will not have a material impact on the Company's financial statements.

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2012 and March 31, 2012:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	June 30, 2012
ASSETS
Cash and cash equivalents (1)	$129,906	$129,906	$—	$—
Restricted cash	4,768	4,768	—	—
Marketable securities (2)	4,990	4,990	—	—
	$139,664	$139,664	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$9,567	$—	$—	$9,567
	$9,567	$—	$—	$9,567

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2012
ASSETS
Cash and cash equivalents (1)	$134,444	$134,444	$—	$—
Restricted cash	1,962	1,962	—	—
Marketable securities (2)	4,987	4,987	—	—
	$141,393	$141,393	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$6,556	$—	$—	$6,556
	$6,556	$—	$—	$6,556
___________________________________
(1) Cash equivalents consists of money market funds.
(2) Marketable securities consist of fixed-income securities.

The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability for Sphere Health Systems, Inc. ("Sphere"), IntraNexus, Inc. ("IntraNexus"), CQI Solutions, Inc. ("CQI"), ViaTrack, and Matrix were estimated based on the probability of achieving certain business milestones and management’s forecast of expected revenues. See Note 3.

The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the three months ended June 30, 2012:

Total Liabilities
Balance as of April 1, 2012	$6,556
Acquisitions (Note 3)	2,862
Earnout payments	(39)
Fair value adjustments	188
Balance as of June 30, 2012	$9,567

Non-Recurring Fair Value Measurements

The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the three months ended June 30, 2012, there were no adjustments to fair value of such assets, except for the intangible assets acquired from Matrix and The Poseidon Group, Inc. ("Poseidon") as discussed further below.

3. Business Combinations

On May 1, 2012, the Company acquired The Poseidon Group, Inc. ("Poseidon"), a leading provider of hospital emergency department documentation and web-based electronic medical record solutions. The Poseidon purchase price totaled $2,533. Poseidon will operate under the Hospital Solutions Division.

On April 16, 2012, the Company acquired Matrix, which provides revenue cycle management services, healthcare IT solutions and training, implementation and support centered around NextGen Healthcare's suite of practice management software and electronic health record solutions. The Matrix purchase price totaled $13,841. The purchase price included contingent consideration payable over an 18-month period with a fair value of $2,862, which shall not exceed $4,000. Matrix will operate under the RCM Services Division.

The Company accounted for the Matrix and Poseidon acquisitions as purchase business combinations. The purchase price for each was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the applicable acquisition date. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach.

The total purchase price for Matrix and Poseidon acquisitions during the three months ended June 30, 2012 are summarized as follows:

	Matrix	Poseidon
Cash paid	$5,073	$2,033
Purchase price holdback	853	500
Common stock issued at fair value	3,953	—
Contingent consideration	2,862	—
Non-compete agreement	1,100	—
Total purchase price	$13,841	$2,533

The following table summarizes the final purchase price allocation for the Matrix and Poseidon acquisitions:

	Matrix	Poseidon
Fair value of the net tangible assets acquired and liabilities assumed:
Current assets (including accounts receivable of $1,287 and $111 for Matrix and Poseidon, respectively)	1,755	143
Equipment and improvements and other long-term assets	966	39
Accounts payable and accrued liabilities	(746)	—
Deferred revenues	—	(18)
Total net tangible assets acquired and liabilities assumed	1,975	164
Fair value of identifiable intangible assets acquired:
Trade Name	150	—
Customer relationships	8,650	800
Software technology	—	1,150
Non-compete agreement	1,100	—
Goodwill	1,966	419
Total identifiable intangible assets acquired	11,866	2,369
Total purchase price	$13,841	$2,533
The pro forma effects of the Matrix and Poseidon acquisitions would not have been material to the Company’s results of operations and are therefore not presented.

4. Goodwill

The Company does not amortize goodwill as our goodwill has been determined to have an indefinite useful life.

Goodwill by division consists of the following:

	March 31, 2012	Acquisitions	June 30, 2012
QSI Dental Division
ViaTrack Systems, LLC	$7,289	$—	$7,289
Total QSI Dental Division goodwill	7,289	—	7,289
NextGen Division
NextGen Healthcare Information Systems, Inc.	1,840	—	1,840
Total NextGen Division goodwill	1,840	—	1,840
Hospital Solutions Division
The Poseidon Group, Inc.	—	419	419
CQI Solutions, Inc.	4,863	—	4,863
IntraNexus, Inc.	1,903	—	1,903
Opus Healthcare Solutions, Inc.	13,537	—	13,537
Sphere Health Systems, Inc.	1,020	—	1,020
Total Hospital Solutions Division goodwill	21,323	419	21,742
RCM Services Division
Matrix Management Solutions, LLC	—	1,966	1,966
Practice Management Partners, Inc.	19,485	—	19,485
Healthcare Strategic Initiatives	10,839	—	10,839
Total RCM Services Division goodwill	30,324	1,966	32,290
Total goodwill	$60,776	$2,385	$63,161

5. Intangible Assets

In connection with the Poseidon acquisition, the Company recorded $1,950 of intangible assets related to customer relationships and software technology. The Company is amortizing the customer relationships over five years and the software technology over five years.

In connection with the Matrix acquisition, the Company recorded $9,900 of intangible assets related to a trade name, customer relationships and a non-compete agreement. The Company is amortizing the trade name over six months, the customer relationships over five years and the non-compete agreement over four years.

The Company’s intangible assets, other than capitalized software development costs, with determinable lives are summarized as follows:

	June 30, 2012
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$23,156	$2,018	$20,509	$45,683
Accumulated amortization	(6,868)	(733)	(4,790)	(12,391)
Net intangible assets	$16,288	$1,285	$15,719	$33,292

	March 31, 2012
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$13,706	$768	$19,359	$33,833
Accumulated amortization	(5,901)	(606)	(4,067)	(10,574)
Net intangible assets	$7,805	$162	$15,292	$23,259

Activity related to the intangible assets for the three months ended June 30, 2012 and 2011 is summarized as follows:

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2012	$7,805	$162	$15,292	$23,259
Acquisition	9,450	1,250	1,150	11,850
Amortization (1)	(967)	(127)	(723)	(1,817)
Balance as of June 30, 2012	$16,288	$1,285	$15,719	$33,292

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2011	$6,327	$208	$10,355	$16,890
Acquisition	1,100	—	830	1,930
Amortization (1)	(442)	(40)	(419)	(901)
Balance as of June 30, 2011	$6,985	$168	$10,766	$17,919
_____________________________
(1) Amortization of the customer relationships and the trade name and contracts intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software, hardware, and supplies.

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of June 30, 2012:

For the year ended March 31, 2013 (remaining nine months)	$5,704
2014	7,391
2015	6,335
2016	5,998
2017 and beyond	7,864
Total	$33,292

6. Capitalized Software Costs

The Company’s capitalized software development costs are summarized as follows:

	June 30, 2012	March 31, 2012
Gross carrying amount	$69,554	$65,221
Accumulated amortization	(47,689)	(45,227)
Net capitalized software costs	$21,865	$19,994

Activity related to net capitalized software costs for the three months ended June 30, 2012 and 2011 is summarized as follows:

	2012	2011
Balance as of April 1	$19,994	$15,150
Capitalized	4,333	2,513
Amortization	(2,462)	(1,925)
Balance as of June 30	$21,865	$15,738

The following table represents the remaining estimated amortization of capitalized software costs as of June 30, 2012:

For the year ended March 31, 2013 (remaining nine months)	$7,119
2014	8,395
2015	4,786
2016	1,444
2017 and beyond	121
Total	$21,865

7. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	June 30, 2012	March 31, 2012
Accounts receivable, excluding undelivered software, maintenance and services	$109,929	$100,054
Undelivered software, maintenance and implementation services billed in advance, included in deferred revenue	53,098	54,183
Accounts receivable, gross	163,027	154,237
Allowance for doubtful accounts	(9,809)	(8,481)
Accounts receivable, net	$153,218	$145,756

Inventories are summarized as follows:

	June 30, 2012	March 31, 2012
Computer systems and components	$4,228	$3,709
Miscellaneous parts and supplies	—	6
Inventories	$4,228	$3,715

Equipment and improvements are summarized as follows:

	June 30, 2012	March 31, 2012
Computer equipment	$27,572	$24,936
Furniture and fixtures	6,912	6,358
Leasehold improvements	6,070	4,906
	40,554	36,200
Accumulated depreciation	(19,976)	(18,359)
Equipment and improvements, net	$20,578	$17,841

Current and non-current deferred revenue are summarized as follows:

	June 30, 2012	March 31, 2012
Maintenance	$11,064	$12,742
Implementation services	47,476	55,235
Annual license services	8,595	11,730
Undelivered software and other	3,518	3,401
Deferred revenue	$70,653	$83,108
Deferred revenue, net of current	$1,089	$1,293

Accrued compensation and related benefits are summarized as follows:

	June 30, 2012	March 31, 2012
Payroll, bonus and commission	$3,644	$4,890
Vacation	7,536	6,980
Accrued compensation and related benefits	$11,180	$11,870

Other current and non-current liabilities are summarized as follows:

	June 30, 2012	March 31, 2012
Contingent consideration related to acquisitions	$8,767	$5,482
Care services liabilities	4,768	1,962
Accrued royalties	2,551	1,974
Accrued consulting services	1,995	880
Accrued EDI expense	1,484	2,588
Self insurance reserve	986	934
Sales tax payable	890	527
Deferred rent	754	610
Accrued travel	593	509
Outside commission payable	535	520
Professional services	283	82
Customer deposits	209	1,297
Other accrued expenses	3,510	2,203
Other current liabilities	$27,325	$19,568

Contingent consideration related to acquisitions	$4,691	$2,989
Deferred rent	2,831	2,476
Other liabilities	132	137
Other non-current liabilities	$7,654	$5,602

8. Income Tax

The provision for income taxes for the three months ended June 30, 2012 and 2011 was approximately $7.8 million and $9.9 million, respectively. The effective tax rates were 33.6% and 34.2% for the three months ended June 30, 2012 and 2011, respectively. The effective tax rate decreased as compared to the same prior year period due to a net benefit from the reduced state effective tax rate, benefit of current period discrete items, and the decrease benefit due to the federal research and development tax credit statute which expired on December 31, 2011.

Uncertain tax positions
As of June 30, 2012, the Company has provided a liability of $413 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, $413 would impact the Company’s effective tax rate. The liability for the three months ended June 30, 2012 decreased from the same prior year period by $71 due to the expiration of the statute of limitations of prior year tax positions of acquired companies.

The Company's income tax returns filed for tax years 2009 through 2011 and 2008 through 2011 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently under examination by the IRS and by three state income tax authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

9. Earnings per Share

The Company provides dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares discussed below are in thousands.

	Three Months Ended June 30,
	2012	2011
Net income	$15,497	$18,983
Basic net income per share:
Weighted-average shares outstanding — Basic	59,281	58,362
Basic net income per common share	0.26	0.33

Net income	$15,497	$18,983
Diluted net income per share:
Weighted-average shares outstanding — Basic	59,281	58,362
Effect of potentially dilutive securities	107	438
Weighted-average shares outstanding — Diluted	59,388	58,800
Diluted net income per common share	0.26	0.32

The computation of diluted net income per share does not include 692 and 156 options to acquire shares of common stock for the three months ended June 30, 2012 and 2011, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

10. Share-Based Awards

All share and per share data provided within this footnote is adjusted for the effect of the stock split, as discussed in Note 1.

Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 8,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than 10 years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of June 30, 2012, there were 40,000 outstanding options related to the 1998 Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than 10 years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of June 30, 2012, there were 1,392,471 outstanding options and 2,770,310 shares available for future grant related to the 2005 Plan.

A summary of stock option transactions during the three months ended June 30, 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2012	988,337	$32.09	5.4
Granted	491,500	29.24	7.9
Exercised	(45,366)	16.83	0.8	$485
Forfeited/Canceled	(2,000)	29.75	5.4
Outstanding, June 30, 2012	1,432,471	$31.60	6.2	$1,277
Vested and expected to vest, June 30, 2012	1,388,433	$31.60	6.2	$1,246
Exercisable, June 30, 2012	299,186	$29.02	4.4	$847

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Expected life	5.0 years	4.3 years
Expected volatility	41.3%	41.2%
Expected dividends	2.4%	1.6%
Risk-free rate	0.7% - 0.8%	1.8%

The weighted average grant date fair value of stock options granted during the three months ended June 30, 2012 and 2011 was $8.56 and $13.32 per share, respectively.

The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 3.8% and 3.3% for employee options for the three months ended June 30, 2012 and 2011, respectively, and 0.0% for director options for the three months ended June 30, 2012 and 2011. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

During the three months ended June 30, 2012, a total of 491,500 options to purchase shares of common stock were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2013 and 2012 is as follows:

	Number of		Vesting
Option Grant Date	Shares	Exercise Price	Terms (1)	Expires
May 24, 2012	346,000	$29.17	Five years	May 24, 2020
May 24, 2012	30,000	$29.17	Four years	May 24, 2020
May 23, 2012	115,500	$29.45	Five years	May 23, 2020
Fiscal year 2013 option grants	491,500
May 31, 2011	459,400	$43.04	Five years	May 31, 2019
Fiscal year 2012 option grants	459,400
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.

Performance-Based Awards

On May 24, 2012, the Board of Directors approved its fiscal year 2013 equity incentive program for certain employees to be awarded options to purchase the Company’s common stock. The maximum number of options available under the equity incentive program plan is 600,000, of which 220,000 are reserved for the Company’s named executive officers and 380,000 for non-executive employees of the Company. Under the program, executives are eligible to receive options based on meeting certain target increases in EPS performance and revenue and operating income growth during fiscal year 2013. Under the program, the non-executive employees are eligible to receive options based on satisfying certain management established criteria and recommendations of senior management. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years and vesting in five equal annual installments commencing one year following the date of grant.

Compensation expense associated with the performance based awards under the Company’s equity incentive plans are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and recorded stock compensation expense related to the performance based awards of approximately $111 and $213 during the three months ended June 30, 2012 and 2011, respectively, using the assumptions below.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Expected life	5.0 years	4.3 years
Expected volatility	41.7%	41.2%
Expected dividends	2.5%	1.8%
Risk-free rate	0.7%	1.8%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the three months ended June 30, 2012 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2012	778,319	$10.76
Granted	491,500	8.56
Vested	(134,534)	9.54
Forfeited/Canceled	(2,000)	10.25
Outstanding, June 30, 2012	1,133,285	$9.95

As of June 30, 2012, $8,876 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.8 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2012 and 2011 was $1,284 and $764, respectively.

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

As of June 30, 2012, 59,792 restricted stock units have been awarded under the Outside Director Compensation Plan from inception to date and approximately $147 and $103 of compensation expense related to these restricted stock units was recorded during the three months ended June 30, 2012 and 2011, respectively. Restricted stock units activity for the three months ended June 30, 2012 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2012	30,001	$36.32
Granted	2,832	28.17
Vested	—	—
Outstanding, June 30, 2012	32,833	$35.62

As of June 30, 2012, $662 of total unrecognized compensation costs related to restricted stock units is expected to be recognized over a weighted-average period of 1.7 years. This amount does not include the cost of new restricted stock units that may be granted in future periods.

11. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2012. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

12. Commitments, Guarantees and Contingencies

Commitments and Guarantees
Software license agreements in both the QSI Dental Division and NextGen Division include a performance guarantee that the Company's software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, the Company has not incurred any significant costs associated with its performance guarantee or other related warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties. Certain arrangements also include performance guarantees related to response time, availability for operational use, and other performance-related guarantees. Certain arrangements also include penalties in the form of maintenance credits should the performance of the software fail to meet the performance guarantees. To date, the Company has not incurred any significant costs associated with these warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties.
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
Certain standard sales agreements contain a money back guarantee providing for a performance guarantee that is already part of the software license agreement as well as training and support. The money back guarantee also warrants that the software will remain robust and flexible to allow participation in the federal health incentive programs. The specific elements of the performance guarantee pertain to aspects of the software, which the Company has already tested and confirmed to consistently meet using the Company's existing software without any modifications or enhancements. To date, the Company has not incurred any costs associated with this guarantee and does not expect to incur significant costs in the future. Therefore, no accrual has been made for potential costs associated with this guarantee.
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
The Company has entered into marketing assistance agreements with existing users of the Company's products which provide the opportunity for those users to earn commissions if they host specific site visits upon the Company's request for prospective clients that directly result in a purchase of the Company's software by the visiting prospects. Amounts earned by existing users under this program are treated as a selling expense in the period when earned.

13. Operating Segment Information

The Company has four reportable segments that are evaluated regularly by its chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Operating segment data is as follows:

	Three Months Ended June 30,
	2012	2011
Revenue:
QSI Dental Division	$4,953	$5,096
NextGen Division	86,192	74,624
Hospital Solutions Division	11,365	7,290
RCM Services Division	15,786	13,432
Consolidated revenue	$118,296	$100,442

Operating income:
QSI Dental Division	$469	$1,278
NextGen Division	28,840	29,325
Hospital Solutions Division	2,347	3,062
RCM Services Division	1,853	2,041
Unallocated corporate expense (1)	(10,002)	(6,887)
Consolidated operating income	$23,507	$28,819
_________________________________
(1) Unallocated corporate expense includes eliminations relating to QSIH revenues and related expenses included in the results of operating segments. For the three months ended June 30, 2012 and 2011, eliminations were not significant.

Management evaluates performance based upon stand-alone segment operating income. Because the Company does not evaluate performance based upon return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

14. Subsequent Events

On July 25, 2012, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of September 14, 2012 with an expected distribution date on or about October 5, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act and The Patient Protection and Affordable Care Act, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Report on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

This management's discussion and analysis of financial condition and results of operation, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q in order to enhance your understanding of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

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

Management Overview

Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions which are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Hospital Solutions Division (formerly Inpatient Solutions) and (iv) the RCM Services Division (formerly Practice Solutions). In fiscal year 2011, we opened a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”). We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.

The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. While we continue to see organizations that are doing fairly well operationally, some organizations, especially those with a large dependency on Medicaid populations, have been impacted by the challenging financial conditions faced by many state governments. One factor that is anticipated to have a positive impact on the U.S. healthcare industry is the Obama Administration's broad healthcare reform efforts. The American Recovery and Reinvestment Act (the “ARRA”), which was enacted on February 17, 2009, includes more than $20 billion in funding to help healthcare organizations modernize operations through the acquisition of health care information technology. During the quarter ended September 30, 2010, the Certification Commission for Health Information Technology (“CCHIT®”), a non-profit organization recognized by the Office of the National Coordinator for Health Information Technology as an approved Authorized Testing and Certification Body, announced that our EHR solution is certified as a Complete EHR and is 2011/2012 compliant. This certification was particularly timely, following the establishment of the Stage 1 Meaningful Use definition criteria under the ARRA, which was announced in July 2010. The continuing clarification of the uncertainties surrounding the Meaningful Use definition has positively impacted the healthcare information technology industry, and we believe we are well positioned to aid physicians and hospitals with their EHR decisions as they prepare to make incentive-based purchases.

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

We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report. We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report. There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the end of fiscal year 2012.

Company Overview

Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 700, Irvine, California, 92612. We operate on a fiscal year ending on March 31.

The Company was founded with an early focus on providing information systems to dental group practices. This focus area would later become the QSI Dental Division. In the mid-1980's, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the medical market. In the mid-1990's, we made two acquisitions that accelerated our penetration of the medical market and formed the basis for the NextGen Division. Today, we serve the dental markets through our QSI Dental Division, physician practice, inpatient and RCM services through NextGen Division, Hospital Solutions Division and RCM Services Division.

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

The QSI Dental Division and NextGen Division develop and market practice management software that is designed to automate and streamline a number of the administrative functions required for operating a medical or dental practice, such as patient scheduling and billing. It is important to note that since in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices, we actively compete for the replacement market. The QSI Dental Division and NextGen Division also develop and market software that automates patient records in physician practices, community health centers (CHC's) and hospital settings. In this patient records area of our business, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems. The Hospital Solutions Division develops and markets an equivalent practice management software product, which performs administrative functions required for operating a small hospital as well as physician documentation and computerized physician order entry (CPOE) charting.

In January 2011, QSIH was formed in Bangalore, India to function as our India-based captive to offshore technology application development and business processing services.

We continue to pursue product and service enhancement initiatives within each of our Divisions. The majority of such expenditures are currently targeted to the NextGen Division product line and client base.

The following table breaks down our reported segment revenue and segment revenue growth by Division for the three months ended June 30, 2012 and 2011:

	Segment Revenue Breakdown		Segment Revenue Growth
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
QSI Dental Division	4.2%	5.1%	(2.8)%	(4.8)%
NextGen Division	72.9%	74.2%	15.5%	19.1%
Hospital Solutions Division	9.6%	7.3%	55.9%	130.8%
RCM Services Division	13.3%	13.4%	17.5%	14.4%
Consolidated	100.0%	100.0%	17.8%	21.1%

QSI Dental Division. The QSI Dental Division, co-located with our corporate headquarters in Irvine, California, focuses on developing, marketing and supporting software suites sold to dental organizations located throughout the United States. In addition, the QSI Dental Division supports a growing number of dental organizations using its Software as a Service (“SaaS”) model-based financial and clinical software, as well as a number of medical clients that use the QSI Dental Division's UNIX®-based legacy medical practice management software product. This SaaS software, formerly called NextDDS™, has undergone a name change and is now “QSIDental™ Web”. The name change was undertaken to give the product stronger identification in the marketplace as a web-based solution.

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

The QSI Dental Division participates jointly with the NextGen Division in providing software and services to safety-net clinics like Federally Qualified Health Centers (“FQHC”) and other “safety net” health centers, including Public Health Centers, Community Health Centers, Free Clinics, as well as Rural and Tribal Health Centers. FQHCs are community-based organizations and are funded by the federal government, which provide medical and dental services to underprivileged and underserved communities. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, reserved $11 billion over a multi-year period for FQHCs, creating unprecedented opportunities for FQHCs growth and the formation of new FQHCs. When combined and used in tandem, NextGen Ambulatory EHR, NextGen Electronic Dental Record and NextGen Practice Management provides a unique product in this marketplace - an integrated patient record accessible by both physicians and dentists.

The QSI Dental Division's legacy practice management software suite uses a UNIX® operating system. It's Clinical Product Suite (“CPS”) can be fully integrated with the client server-based practice management software offered from each of our Divisions. When integrated and delivered with the NextGen Healthcare practice management solution, CPS is re-branded as NextGen EDR (Electronic Dental Record). CPS/EDR incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The QSI Dental Division also develops, markets, and provides EDI services to dental practices, including electronic submission of claims to insurance providers as well as automated patient statements.

NextGen Division. The NextGen Division, with headquarters in Horsham, Pennsylvania and a significant location in Atlanta, Georgia, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations. The NextGen Division's major product categories include the NextGen Ambulatory product suite and NextGen Community Connectivity.

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

In the last few years, we have continued to acquire companies that were established developers of software and services for the inpatient market to operate under the Hospital Solutions Division. On May 1, 2012, we acquired The Poseidon Group, Inc. ("Poseidon"), a provider of emergency department software. On July 26, 2011, we acquired CQI Solutions, Inc. ("CQI"), a provider of hospital systems for surgery management. On April 29, 2011, we acquired IntraNexus, Inc. ("IntraNexus"), a provider of Web-based integrated clinical and hospital information systems. On February 10, 2010, we acquired Opus Healthcare Solutions, LLC ("Opus"), a provider of Web-based clinical solutions to hospital systems and integrated health networks nationwide. On August 12, 2009, we acquired Sphere Health Systems, Inc. ("Sphere"), a provider of financial information systems to the small hospital inpatient market. These acquisitions are part of our strategy to continue to expand in the small hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and inpatient markets.

RCM Services Division. The RCM Services Division, with locations in St. Louis, Missouri and Hunt Valley, Maryland, provides technology solutions and consulting services to cover the full spectrum of healthcare providers' RCM needs, from patient access through claims denials, with a primary focus on billing and collection services. The RCM Services Division combines a Web-delivered SaaS model and the NextGenpm software platform to execute its service offerings. Execution of the plan to transition our client base onto the NextGen platform is being implemented. On April 15, 2012, we acquired Matrix Management Solutions, LLC (“Matrix”). Since 1998, North Canton, Ohio-based Matrix, a value-added reseller for NextGen Healthcare, has provided RCM services, healthcare IT solutions and training, implementation and support centered on NextGen® technology, to its clients nationwide. The acquisition will enable our RCM Services Division to expand its footprint among private and hospital-based physicians and groups by leveraging Matrix's RCM expertise.

Overview of Our Results

•
Consolidated revenue increased 17.8% and income from operations decreased 18.4% in the three months ended June 30, 2012 as compared to the same prior year period. Revenue was positively impacted by growth in implementation sales as well as service revenue, which grew 120.1% and 21.7%, respectively.

•	Consolidated operating income was negatively impacted by: (a) a change in the mix of revenue towards lower margin service revenue, (b) high er selling, general and administrative expenses, which was primarily a result of increased headcount and selling-related expenses at the NextGen Division, (c) increased research and development costs, and (d) higher corporate-related expenses.

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

•
While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the current economic environment, the increased adoption rates already achieved by large practices, combined with unpredictability of the federal government's plans to promote increased adoption of electronic medical records, makes the near term achievement of such benefits and, ultimately, their impact on system sales, uncertain.

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

QSI Dental Division

•
QSI Dental Division revenue decreased 2.8% in the three months ended June 30, 2012 and divisional operating income (excluding unallocated corporate expenses) decreased 63.3% as compared to the same prior year period. The decline in operating income is the result of a decrease in system sales and higher selling, general and administrative expenses in the current period. It should be noted that the QSI Dental Division's new software solution (“NextDDS™”) is being sold as a SaaS solution which spreads revenue over a longer period of time rather than being recognized upfront. Revenue recognized from NextDDS was not significant in the three months ended June 30, 2012.

•
The QSI Dental Division is well-positioned to sell to the FQHCs market and intends to continue leveraging the NextGen Division's sales force to sell its dental electronic medical records software to practices that provide both medical and dental services, such as FQHCs, which are receiving grants as part of the ARRA.

•
Our goal for the QSI Dental Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new NextDDS™ product.

NextGen Division

•
NextGen Division revenue increased 15.5% in the three months ended June 30, 2012 and divisional operating income (excluding unallocated corporate expenses) decreased 1.7% as compared to the same prior year period. NextGen revenue was positively impacted by growth in implementation and service revenue which grew 139.1% and 19.4%, respectively.

•
Recurring revenue, which consists primarily of maintenance and EDI revenue, increased 17.6% to $43.9 million and accounted for 51.0% of total NextGen Division revenue for the three months ended June 30, 2012. In the same period a year ago, recurring revenue of $37.4 million represented 50.0% of total NextGen Division revenue.

•
During the three months ended June 30, 2012, we added staffing resources and increased our investment in research and development in anticipation of growth from the ARRA and the future of healthcare reform and accountable care organizations. Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, integrating our inpatient and ambulatory software products, further development and enhancements of our portfolio of specialty focused templates within our EHR software, developing new products for targeted markets, continuing to add new clients, selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within the RCM Services Division and the Hospital Solutions Division.

•
The NextGen Division's growth is attributed to a strong brand name and reputation within a growing marketplace for electronic health records and investments in sales and marketing activities, including new marketing campaigns, trade show attendance and other expanded advertising and marketing expenditures. We have also benefited from winning numerous industry awards for the NextGen Division's flagship NextGenehr and NextGenpm software products and more recently in 2010 for its NextGen HIE product. Further, the increasing acceptance of electronic records technology in the healthcare industry continues to provide growth opportunities.

Hospital Solutions Division

•
Hospital Solutions Division revenue increased 55.9% in the three months ended June 30, 2012. Divisional operating income (excluding unallocated corporate expenses) decreased 23.3% to $2.3 million for the three months ended June 30, 2012 as compared to $3.1 million for the same prior year period. Our acquisition of Poseidon in May 2012 did not significantly impact the Hospital Solutions Division results for the period.

•	The Hospital Solutions Division has benefited from being able to offer both financial and CCHIT® certified clinical software, which has been packaged together. The Hospital Solutions Division has also benefited from cross sell opportunities with existing NextGen Division customers, including hospitals that are owned or affiliated with physician offices.

•
Operating income as a percentage of revenue decreased to approximately 20.7% of revenue in the three months ended June 30, 2012 versus 42.0% of revenue in the same prior year period primarily as a result of lower gross profit margin due to a change in revenue mix towards lower margin service revenue, as well as a $1.5 million increase in selling, general and administrative expenses during the period.

•	We intend to continue to invest in implementation and training, support, and development to support our growing customer base.

RCM Services Division

•
RCM Services Division revenue increased 17.5% in the three months ended June 30, 2012. Divisional operating income (excluding unallocated corporate expenses) decreased 9.2% to $1.9 million in the three months ended June 30, 2012 as compared to $2.0 million for the same prior year period. Our acquisition of Matrix in April 2012 added approximately $2.7 million in revenue for the current period.

•
The RCM Services Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients and well as new clients added during the three months ended June 30, 2012. The division also benefited from the cross sale of software and services to its existing customers. Systems sales to existing RCM Services customers are credited to the division.

•
The Company believes that a significant opportunity exists to cross sell revenue cycle management services to existing NextGen ambulatory customers. The portion of existing the NextGen Division's customers who are using the RCM Services Division's RCM services is less than 15%. There is also a significant opportunity to expand the RCM Services Division's services into the Hospital Solution Division's customers as well. Management is actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen Division's sales force towards selling revenue cycle management services.

•
Operating income as a percentage of revenue decreased to approximately 11.7% of revenue in the three months ended June 30, 2012 versus 15.2% of revenue in the same prior year period primarily as a result of a drop in system sales to RCM customers compared to the prior year period, as well as higher selling, general and administrative expenses during the current period.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
(Unaudited)	2012	2011
Revenues:
Software, hardware and supplies	21.8%	28.8%
Implementation and training services	10.2	5.4
System sales	32.0	34.2
Maintenance	32.6	31.4
Electronic data interchange services	11.7	12.0
Revenue cycle management and related services	12.2	11.8
Other services	11.5	10.5
Maintenance, EDI, RCM and other services	68.0	65.8
Total revenues	100.0	100.0
Cost of revenue:
Software, hardware and supplies	4.9	4.6
Implementation and training services	7.7	4.1
Total cost of system sales	12.6	8.7
Maintenance	4.1	3.8
Electronic data interchange services	7.8	7.9
Revenue cycle management and related services	9.2	8.8
Other services	7.2	5.6
Total cost of maintenance, EDI, RCM and other service	28.3	26.1
Total cost of revenue	40.9	34.8
Gross profit	59.1	65.2
Operating expenses:
Selling, general and administrative	31.0	29.3
Research and development costs	7.2	6.8
Amortization of acquired intangible assets	1.0	0.5
Total operating expenses	39.2	36.5
Income from operations	19.9	28.7
Interest income	0.0	0.1
Other income (expense), net	(0.2)	0.0
Income before provision for income taxes	19.7	28.7
Provision for income taxes	6.6	9.8
Net income	13.1%	18.9%

Comparison of the Three Months Ended June 30, 2012 and June 30, 2011
Net Income. Our net income for the three months ended June 30, 2012 was $15.5 million, or $0.26 per share on both a basic and fully diluted basis. In comparison, we earned $19.0 million, or $0.33 per share on a basic and $0.32 per share on a fully diluted basis for the three months ended June 30, 2011. The change in net income for the three months ended June 30, 2012 was primarily attributed to the following:

•	an increase in recurring revenue based gross profit, including maintenance, RCM and EDI which grew 22.1%, 15.6% and 10.8%, respectively, compared to the prior year period;

•	an increase in implementation services gross profit of 107.7% compared to the prior year period; offset by

•	a 17.4% decrease in consolidated software, hardware and supplies gross profit as a result of reduced software revenue; and

•	an increase in selling, general and administrative expenses, research and development costs and amortization of acquired intangibles.

Revenue. Revenue for the three months ended June 30, 2012 increased 17.8% to $118.3 million from $100.4 million for the three months ended June 30, 2011. NextGen Division revenue increased 15.5% to $86.2 million from $74.6 million in the three months ended June 30,

2011, QSI Dental Division revenue decreased 2.8% to $5.0 million from $5.1 million, RCM Services Division revenue increased 17.5% to $15.8 million from $13.4 million, and Hospital Solutions Division revenue increased 55.9% during that same period to $11.4 million from $7.3 million.

System Sales. Revenue earned from our company-wide sales of systems for the three months ended June 30, 2012 increased 10.2% to $37.9 million from $34.4 million in the same prior year period.

Our increase in revenue from sales of systems was principally the result of a 9.1% increase in revenue at our NextGen Division and a 53.0% increase at our Hospital Solutions Division. NextGen Division sales in this category grew $2.5 million to $30.7 million during the three months ended June 30, 2012 from $28.1 million during the same prior year period while the Hospital Solutions Division delivered a $2.0 million increase in category revenue to $5.8 million in the three months ended June 30, 2012 as compared to $3.8 million in the same prior year period. The increases were largely driven by increases in implementation and training services revenue.

The following table breaks down our reported system sales into software, hardware, third-party software, supplies and implementation and training services components on a consolidated and divisional basis for the three months ended June 30, 2012 and 2011 (in thousands):

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales
Three Months Ended June 30, 2012
QSI Dental Division	$480	$390	$390	$1,260
NextGen Division	20,693	1,265	8,715	30,673
Hospital Solutions Division	2,496	417	2,882	5,795
RCM Services Division	99	4	59	162
Consolidated	$23,768	$2,076	$12,046	$37,890
Three Months Ended June 30, 2011
QSI Dental Division	$896	$395	$420	$1,711
NextGen Division	23,172	1,317	3,653	28,142
Hospital Solutions Division	2,310	153	1,325	3,788
RCM Services Division	668	—	74	742
Consolidated	$27,046	$1,865	$5,472	$34,383

NextGen Division software license revenue decreased 10.7% in the three months ended June 30, 2012 versus the same period last year. The NextGen Division’s software revenue accounted for 67.5% of divisional system sales revenue during the three months ended June 30, 2012 compared to 82.3% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.

During the three months ended June 30, 2012, 4.1% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 4.7% during same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division increased 138.6% in the three months ended June 30, 2012 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division increased 117.5%, in the three months ended June 30, 2012 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the three months ended June 30, 2012 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with increased software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions and our ability to retain current staff members.

Maintenance, EDI, RCM and Other Services. For the three months ended June 30, 2012, our company-wide revenue from maintenance, EDI, RCM and other services grew 21.7% to $80.4 million from $66.1 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen and Hospital Solutions Divisions.

Total NextGen Division maintenance revenue for the three months ended June 30, 2012 grew 19.5% to $31.7 million from $26.5 million for the same prior year period while NextGen Division EDI revenue grew 12.7% to $12.3 million compared to $10.9 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, consulting services, SaaS fees and hosting services, increased 27.2% to $11.6 million in the three months ended June 30, 2012 from $9.1 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers.

QSI Dental Division maintenance, EDI and other services revenue for the three months ended June 30, 2012 and 2011 was $3.7 million and $3.4 million, respectively. For the three months ended June 30, 2012, RCM revenue for the RCM Services Division increased to $14.4 million compared to $11.9 million in the same prior year period. RCM revenue was positively impacted by the acquisition of Matrix which contributed $2.7 million in the current period. For the Hospital Solutions Division, maintenance and other services revenue for the three months ended June 30, 2012 increased 59.0% as compared to the same prior year period primarily because divisional maintenance revenue increased $1.6 million to $4.7 million from $3.1 million in the same prior year period. Hospital Solutions Division maintenance and other services revenue was positively impacted by new customers as well as contributions by the CQI and IntraNexus acquisitions.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the three months ended June 30, 2012 and 2011 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended June 30, 2012
QSI Dental Division	$1,961	$1,385	$—	$347	$3,693
NextGen Division	31,684	12,254	—	11,581	55,519
Hospital Solutions Division	4,747	—	—	823	5,570
RCM Services Division	176	184	14,401	863	15,624
Consolidated	$38,568	$13,823	$14,401	$13,614	$80,406
Three Months Ended June 30, 2011
QSI Dental Division	$1,849	$1,221	$—	$315	$3,385
NextGen Division	26,504	10,871	—	9,107	46,482
Hospital Solutions Division	3,109	—	—	393	3,502
RCM Services Division	40	—	11,881	769	12,690
Consolidated	$31,502	$12,092	$11,881	$10,584	$66,059

Maintenance revenue for the NextGen Division increased by $5.2 million for the three months ended June 30, 2012 as compared to the same prior year period.  The growth in maintenance revenue is primarily a result of increases related to net additional licenses from new clients and existing clients, as well as a price increase that became effective during the quarter ended September 30, 2011.

The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base while the growth in RCM revenue has come from new clients that have been acquired from cross selling opportunities with the NextGen Division client base. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients. Growth in other services revenue is primarily due to increases in third-party annual software licenses, consulting services, SaaS fees and hosting services revenue.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2012 increased 38.6% to $48.4 million from $34.9 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 40.9% from 34.8% driven primarily by a higher percentage of lower margin revenue streams such as implementation and RCM services as well as slight cost increases across all revenue categories.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	%	2011	%
QSI Dental Division
Revenue	$4,953	100.0%	$5,096	100.0%
Cost of revenue	2,428	49.0%	2,256	44.3%
Gross profit	$2,525	51.0%	$2,840	55.7%
NextGen Division
Revenue	$86,192	100.0%	$74,624	100.0%
Cost of revenue	29,497	34.2%	21,466	28.8%
Gross profit	$56,695	65.8%	$53,158	71.2%
Hospital Solutions Division
Revenue	$11,365	100.0%	$7,290	100.0%
Cost of revenue	4,542	40.0%	1,648	22.6%
Gross profit	$6,823	60.0%	$5,642	77.4%
RCM Services Division
Revenue	$15,786	100.0%	$13,432	100.0%
Cost of revenue	11,246	71.2%	9,138	68.0%
Gross profit	$4,540	28.8%	$4,294	32.0%
Unallocated cost of revenue	$680	N/A	$420	N/A
Consolidated
Revenue	$118,296	100.0%	$100,442	100.0%
Cost of revenue	48,395	40.9%	34,928	34.8%
Gross profit	$69,901	59.1%	$65,514	65.2%

Gross profit margins at the QSI Dental Division for the three months ended June 30, 2012 decreased to 51.0% from 55.7% for the same prior year period. Gross profit margins at the NextGen Division for three months ended June 30, 2012 decreased to 65.8% compared to 71.2% for the same prior year period primarily due to decreased software sales. Gross margin in the Hospital Solutions Division decreased to 60.0% for the three months ended June 30, 2012 as compared to 77.4% for the same prior year period due to growth in implementation and training revenue which carries lower profit margins compared to software. Implementation and training revenue in the Hospital Solutions Division represented approximately 25.4% of total Hospital Solutions Division revenue compared to 18.2% in the year ago period. Gross margin in the RCM Services Division decreased to 28.8% for the three months ended June 30, 2012 as compared to 32.0% for the same prior year period due to decreased software sales, partially offset by an increase in RCM revenue which carries lower profit margins.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended June 30, 2012 and 2011:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Three Months Ended June 30, 2012
QSI Dental Division	5.3%	19.3%	14.0%	10.4%	49.0%	51.0%
NextGen Division	1.4%	11.5%	9.0%	12.3%	34.2%	65.8%
Hospital Solutions Division	4.4%	18.3%	0.0%	17.3%	40.0%	60.0%
RCM Services Division	0.0%	45.0%	1.3%	24.9%	71.2%	28.8%
Consolidated	1.6%	16.9%	7.3%	15.1%	40.9%	59.1%
Three Months Ended June 30, 2011
QSI Dental Division	7.6%	19.5%	9.3%	7.9%	44.3%	55.7%
NextGen Division	1.5%	12.1%	8.5%	6.7%	28.8%	71.2%
Hospital Solutions Division	2.9%	14.8%	0.0%	4.9%	22.6%	77.4%
RCM Services Division	0.0%	43.3%	1.8%	22.9%	68.0%	32.0%
Consolidated	1.7%	16.8%	7.0%	9.3%	34.8%	65.2%

During the three months ended June 30, 2012, hardware and third-party software constituted a relatively consistent portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services increased to 16.9% of consolidated revenue in the three months ended June 30, 2012 compared to 16.8% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $16.9 million in the three months ended June 30, 2011 to $20.0 million in the three months ended June 30, 2012, an increase of 18.6%, or approximately $3.1 million. Of the $3.1 million increase, approximately $1.3 million of the increase is related to the RCM Services Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of approximately $0.9 million in the NextGen Division and $1.0 million for the Hospital Solutions Division are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. Payroll and benefit expenses related to the QSI Dental Division remained consistent period over period. The amount of share-based compensation expense included in cost of revenue was not significant for the three months ended June 30, 2012 and 2011.

Other cost of revenue, which primarily consists of third-party annual license, hosting costs and outsourcing costs, increased to 15.1% of total revenue during the three months ended June 30, 2012 as compared to 9.3% for the same period a year ago. Other expenses increased as a percentage of revenue primarily due to a lower percentage of revenue from software licenses which do not carry a significant amount of other expenses.

As a result of the foregoing events and activities, our gross profit percentage decreased to 59.1% for the three months ended June 30, 2012 versus 65.2% for the same prior year period.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2012 increased 24.8% to $36.7 million as compared to $29.4 million for the same prior year period. The increase in these expenses resulted primarily from:

•	$3.5 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$0.4 million increase in support services, depreciation and maintenance fees related to the April 1, 2012 go-live of our company-wide enterprise resource planning ("ERP") system;

•	$0.4 million increase in bad debt expense;

•	$0.3 million of acquisition related expenses, including fair value adjustments;

•	$0.3 million of proxy contest related expenses; and

•	$2.4 million net increase in other selling and administrative expenses.

Share-based compensation expense was approximately $0.8 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 29.3% in the three months ended June 30, 2011 to 31.0% in the three months ended June 30, 2012.

We do not anticipate significant increases in expenditures for trade shows, advertising and the employment of additional sales and administrative staff at the NextGen Division until additional revenue growth is achieved. We anticipate future increases in corporate expenditures being made in a wide range of areas including professional services and continued investment in our ERP system. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general and administrative expenses as a percentage of revenue.

Research and Development Costs. Research and development costs for the three months ended June 30, 2012 and 2011 were $8.6 million and $6.8 million, respectively. The increases in research and development expenses were due in part to increased investment in the NextGen and Hospital Solutions Divisions product lines including our ongoing project to bring greater integration between our ambulatory and inpatient software products and solutions. We have also invested significantly in enhancements to our specialty template development, preparation for ICD10 requirements, new products including NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”), and other enhancements to our existing products. Additions to capitalized software costs offset increases in research and development costs. For the three months ended June 30, 2012 and 2011, our additions to capitalized software were at $4.3 million and $2.5 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. Research and development costs as a percentage of revenue increased to 7.2% in the three months ended June 30, 2012 from 6.8% for the same prior year period. Research and development expenses are expected to continue at or above current dollar levels as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the three months ended June 30, 2012 and 2011.

Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets for the three months ended June 30, 2012 and 2011 were $1.1 million and $0.5 million, respectively.

Interest and Other Income. Total interest and other expense for the three months ended June 30, 2012 was $0.2 million of expense as compared to income of $0.1 million for the three months ended June 30, 2011. Interest and other income consist primarily of dividends and interest earned on our investments offset by foreign currency losses.

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

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2012 and 2011 were $7.8 million and $9.9 million, respectively. The effective tax rates were 33.6% and 34.2% for the three months ended June 30, 2012 and 2011, respectively. The effective rate for the three months ended June 30, 2012 decreased as compared to the same prior year period due to a net benefit from the reduced state effective tax rate, benefit of current period discrete items, and the decrease benefit due to the federal research and development tax credit statute which expired on December 31, 2011.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the three months ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended June 30,
	2012	2011
Cash and cash equivalents	$129,906	$124,054
Net (decrease) increase in cash and cash equivalents	$(4,538)	$7,437
Net income	$15,497	$18,983
Net cash provided by operating activities	$19,841	$21,533
Number of days of sales outstanding	118	135

Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income plus adjustments to add back non-cash expenses, including depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation and deferred taxes.

The following table summarizes our consolidated statements of cash flows for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011
Net income	$15,497	$18,983
Non-cash expenses	8,278	6,006
Change in deferred revenue	(12,677)	3,245
Change in accounts receivable	(7,492)	(9,651)
Change in other assets and liabilities	16,235	2,950
Net cash provided by operating activities	$19,841	$21,533

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the three months ended June 30, 2012 and 2011.

Non-Cash Expenses. Non-cash expenses include depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts, share-based compensation and deferred taxes. Total non-cash expenses were $8.3 million and $6.0 million for the three months ended June 30, 2012 and 2011, respectively.

The $2.3 million increase in non-cash expenses for the three months ended June 30, 2012 as compared to the same prior year period is related to increases of approximately $0.4 million in depreciation, $0.5 million of amortization of capitalized software costs, $0.4 million of bad debt expense and $0.9 million of amortization of other intangibles.

Deferred Revenue. Cash from operations was negatively impacted by a decrease in deferred revenues of approximately $12.7 million for the three months ended June 30, 2012 versus an increase of $3.2 million in the same prior year period. During the quarter ended March 31, 2012, the Company modified its standard payment terms for implementation services sold in conjunction with software to separate license fee payments from services and to bill for services as services are incurred. This change results in implementation service fees not being recorded as both accounts receivable and deferred revenue upon the execution of a contract. In future periods, deferred implementation and training revenue is not expected to increase as fast as prior periods due to this change in standard payment terms.

Accounts Receivable. Accounts receivable grew by approximately $7.5 million and $9.7 million for the three months ended June 30, 2012 and 2011, respectively. The increase in accounts receivable is due to the following factors:

•	NextGen Division revenue grew 15.5% and 19.1% to $86.2 million and $74.6 million on a year-over-year basis for the three months ended June 30, 2012 and 2011, respectively;

•	Hospital Solutions Division revenue grew to $11.4 million for the three months ended June 30, 2012 as compared to $7.3 million for the same prior year period;

•
Turnover of accounts receivable is generally slower for systems sales revenue in the NextGen Division and Hospital Solutions Division due to the fact that the systems sales related revenue have longer payment terms, generally up to one year, which historically have accounted for a major portion of both divisions’ sales;

•
Accounts receivable growth is expected to be slowed by a smaller amount of services sold in advance of being rendered. This is a result of the Company modifying its standard payment terms for implementation services sold in conjunction with software to separate license fee payments from services and instead billing for services as services are incurred. This change results in implementation service fees not being recorded as both accounts receivable and deferred revenue upon the execution of a contract; and

•
The turnover of accounts receivable measured in terms of days sales outstanding (“DSO”) decreased from 135 days to 118 days during the three months ended June 30, 2012 as compared the same prior year period. The decrease in DSO is primarily due to the factors mentioned above.

If amounts included in both accounts receivable and deferred revenue were netted, the turnover of accounts receivable expressed as DSO would be 77 days as of June 30, 2012 and 81 days as of June 30, 2011. Provided turnover of accounts receivable, deferred revenue and profitability remain consistent with the 2012 fiscal year, we anticipate being able to continue generating cash from operations during fiscal year 2013 primarily from our net income.

Other Assets and Liabilities. Cash from operations in the three months ended June 30, 2012 was positively impacted by a net $16.2 million increase in other assets and liabilities compared to an increase of $3.0 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, the $16.2 million change in other assets and liabilities is primarily the result of cash received during the current period which moved us from a $2.6 million income tax receivable at March 31, 2012 to a $4.4 million income tax payable as of June 30, 2012. Additionally, the net increase in other assets and liabilities is the result of an increase in accounts payable of $7.2 million, an increase of $5.8 million in other current liabilities primarily due to the contingent consideration related to the acquisitions in the current period, partially offset by a $3.8 million net decrease in all other assets and liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended June 30, 2012 and 2011 was $14.8 million and $8.2 million, respectively. The $6.5 million increase in net cash used in investing activities during the three months ended June 30, 2012 as compared to the same prior year period is primarily due to net cash paid for the acquisitions of Matrix and Poseidon of $5.1 million and $2.0 million, respectively, in addition to increases of $4.3 million and $3.3 million, respectively, for capitalized software and equipment and improvements. The prior year period cash flows from investing activities included net cash paid for the acquisition of IntraNexus of $3.3 million, in addition to increases of $2.5 million and $2.4 million, respectively, for capitalized software and equipment and improvements.

Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended June 30, 2012 and 2011 was $9.6 million and $5.9 million, respectively. During the three months ended June 30, 2012, we received proceeds of $0.8 million from the exercise of stock options and paid $10.4 million in dividends to shareholders compared to proceeds of $3.4 million from the exercise of stock options and payments of $10.2 million in dividends to shareholders during the same prior year period.

We recorded a reduction in our tax benefit from share-based compensation of $0.9 million during the three months ended June 30, 2011, related to excess tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital. No reduction was recorded in the current period.

Cash and Cash Equivalents and Marketable Securities
At June 30, 2012, we had cash and cash equivalents of $129.9 million. We may use a portion of these funds towards future acquisitions although the timing and amount of funds to be used has not been determined. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We anticipate capital expenditures will increase in fiscal year 2013 and will be funded from cash on hand and cash flows from operations.

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

On July 25, 2012, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of September 14, 2012 with an expected distribution date on or about October 5, 2012.

Our Board of Directors declared the following dividends during the periods presented (stock split adjusted):

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 24, 2012	June 15, 2012	July 3, 2012	$0.175
Fiscal year 2013			$0.175

May 25, 2011	June 17, 2011	July 5, 2011	$0.175
July 27, 2011	September 19, 2011	October 5, 2011	$0.175
October 26, 2011	December 20, 2011	January 5, 2012	$0.175
January 25, 2012	March 20, 2012	April 5, 2012	$0.175
Fiscal year 2012			$0.700

May 26, 2010	June 17, 2010	July 6, 2010	$0.150
July 28, 2010	September 17, 2010	October 5, 2010	$0.150
October 25, 2010	December 17, 2010	January 5, 2011	$0.150
January 26, 2011	March 17, 2011	April 5, 2011	$0.175
Fiscal year 2011			$0.625

Management believes that its cash and cash equivalents on hand at June 30, 2012, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for fiscal year 2013.

Contractual Obligations
The following table summarizes our significant contractual obligations, all of which relate to operating leases, at June 30, 2012 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

For the year ended March 31, 2013 (remaining nine months)	$5,401
2014	6,680
2015	5,957
2016	5,268
2017 and beyond	4,761
$28,067

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On April 1, 2012, we went live with a corporate-wide Enterprise Resource Planning ("ERP") system. Our new ERP system will standardize and automate business processes, improve operational and financial performance, and enhance internal controls. The implementation of our new ERP system has resulted in changes to our business processes and internal controls over financial reporting. The key controls surrounding the ERP system are being identified and are subject to our Sarbanes-Oxley testing.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have experienced legal claims by parties asserting that we have infringed their intellectual property rights. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any infringement claim, even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks in our “Item 1A. Risk Factors” section of our Annual Report.

ITEM 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report and the risk factors set forth below, which supplement and or update the risk factors previously disclosed in our Annual Report.

Our business could be negatively affected as a result of the ongoing proxy contest.

As disclosed in our definitive proxy statement filed on July 13, 2012 and additional solicitation materials, we are currently engaged in a proxy contest with Ahmed Hussein, a significant shareholder and board member of our Company, in which Mr. Hussein is seeking to replace a majority of our nine-person Board of Directors with seven nominees selected by him, a majority of whom have never previously served on our Board of Directors. These individuals may have agendas different from that of our current Board of Directors and management team. Therefore, if they are elected, our ability to effectively and timely implement our current strategic plans and operate our business could be materially and adversely affected. Furthermore, whether or not Mr. Hussein's efforts are successful, defending against the proxy contest may be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction may result in the loss of potential business opportunities, including potential acquisitions, make it more difficult to attract and retain qualified personnel, including members of our current management team, and business partners, and negatively impact the market's view of our future prospects. Any one or more of the foregoing risks could adversely affect our business and the market value of our common stock.

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

QUALITY SYSTEMS, INC.
Date:	August 2, 2012	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2012	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)