Form 10-Q
period 2012-09-30
QUALITY SYSTEMS, INC
filed 2012-11-05
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of outstanding shares of the Registrant’s common stock as of October 31, 2012 was 59,369,702 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$117,043	$134,444
Restricted cash	5,223	1,962
Marketable securities	4,989	4,987
Accounts receivable, net	151,787	145,756
Inventories	3,858	3,715
Income taxes receivable	6,063	2,628
Deferred income taxes, net	10,127	10,127
Other current assets	6,712	9,090
Total current assets	305,802	312,709
Equipment and improvements, net	20,296	17,841
Capitalized software costs, net	29,232	19,994
Intangibles, net	31,299	23,259
Goodwill	63,161	60,776
Other assets	6,860	5,773
Total assets	$456,650	$440,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,955	$4,532
Deferred revenue	67,968	83,108
Accrued compensation and related benefits	9,894	11,870
Dividends payable	10,382	10,354
Other current liabilities	31,108	19,568
Total current liabilities	128,307	129,432
Deferred revenue, net of current	1,225	1,293
Deferred income taxes, net	4,500	5,351
Deferred compensation	3,208	3,497
Other noncurrent liabilities	7,103	5,602
Total liabilities	144,343	145,175
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock $0.01 par value; authorized 100,000 shares; issued and outstanding 59,370 and 59,180 shares at September 30, 2012 and March 31, 2012, respectively	594	592
Additional paid-in capital	175,747	169,033
Accumulated other comprehensive loss	(55)	(45)
Retained earnings	136,021	125,597
Total shareholders’ equity	312,307	295,177
Total liabilities and shareholders’ equity	$456,650	$440,352
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Software, hardware and supplies	$23,720	$31,860	$49,564	$60,771
Implementation and training services	8,535	6,094	20,581	11,566
System sales	32,255	37,954	70,145	72,337
Maintenance	38,715	35,214	77,283	66,716
Electronic data interchange services	15,024	11,985	28,847	24,077
Revenue cycle management and related services	14,486	11,142	28,887	23,023
Other services	15,648	11,339	29,262	21,923
Maintenance, EDI, RCM and other services	83,873	69,680	164,279	135,739
Total revenues	116,128	107,634	234,424	208,076
Cost of revenue:
Software, hardware and supplies	5,624	4,187	11,395	8,801
Implementation and training services	7,507	5,050	16,652	9,125
Total cost of system sales	13,131	9,237	28,047	17,926
Maintenance	4,741	3,994	9,552	7,848
Electronic data interchange services	9,151	7,964	18,399	15,926
Revenue cycle management and related services	10,556	8,456	21,426	17,282
Other services	8,785	6,369	17,335	11,966
Total cost of maintenance, EDI, RCM and other services	33,233	26,783	66,712	53,022
Total cost of revenue	46,364	36,020	94,759	70,948
Gross profit	69,764	71,614	139,665	137,128
Operating expenses:
Selling, general and administrative	37,832	32,169	74,513	61,555
Research and development costs	6,272	7,358	14,848	14,185
Amortization of acquired intangible assets	1,316	520	2,453	1,002
Total operating expenses	45,420	40,047	91,814	76,742
Income from operations	24,344	31,567	47,851	60,386
Interest income (expense), net	(62)	75	(27)	157
Other income (expense), net	220	(144)	7	(182)
Income before provision for income taxes	24,502	31,498	47,831	60,361
Provision for income taxes	8,811	11,002	16,643	20,882
Net income	$15,691	$20,496	$31,188	$39,479
Other comprehensive income (loss):
Foreign currency translation (net of $0 tax)	47	6	(10)	2
Unrealized loss on AFS securities (net of $0 tax)	—	(12)	—	(23)
Comprehensive income	$15,738	$20,490	$31,178	$39,458
Net income per share:
Basic	$0.26	$0.35	$0.53	$0.67
Diluted	$0.26	$0.35	$0.53	$0.67
Weighted-average shares outstanding:
Basic	59,347	58,664	59,314	58,511
Diluted	59,386	59,005	59,386	58,902
Dividends declared per common share	$0.175	$0.175	$0.350	$0.350

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$31,188	$39,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,386	2,546
Amortization of capitalized software costs	4,879	3,888
Amortization of other intangibles	3,810	1,979
Provision for bad debts	3,103	2,859
Share-based compensation	1,383	1,661
Deferred income tax benefit	(851)	—
Tax benefit associated with stock options	(26)	2,261
Excess tax benefit from share-based compensation	26	(2,261)
Change in fair value of contingent consideration	856	—
Loss on disposal of equipment and improvements	—	23
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(7,736)	(12,437)
Inventories	(143)	(858)
Income taxes receivable	(3,435)	(3,230)
Other current assets	(394)	122
Other assets	(1,088)	397
Accounts payable	3,677	(347)
Deferred revenue	(15,226)	6,155
Accrued compensation and related benefits	(1,976)	(454)
Income taxes payable	—	(3,530)
Other current liabilities	8,742	(3,336)
Deferred compensation	(289)	268
Other non-current liabilities	(1,230)	1,925
Net cash provided by operating activities	28,656	37,110
Cash flows from investing activities:
Additions to capitalized software costs	(14,117)	(6,133)
Additions to equipment and improvements	(4,836)	(4,672)
Cash acquired from purchase of CQI	—	222
Purchase of CQI	—	(2,737)
Purchase of IntraNexus	—	(3,279)
Purchase of Poseidon	(2,033)	—
Purchase of Matrix	(5,073)	—
Net cash used in investing activities	(26,059)	(16,599)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	(26)	2,261
Proceeds from exercise of stock options	764	6,781
Dividends paid	(20,736)	(20,395)
Net cash used in financing activities	(19,998)	(11,353)
Net (decrease) increase in cash and cash equivalents	(17,401)	9,158
Cash and cash equivalents at beginning of period	134,444	116,617
Cash and cash equivalents at end of period	$117,043	$125,775

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$20,962	$25,380
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities, net of tax	$2	$(22)
Common stock issued at fair value for Opus earnout settlement	$—	$11,888
Effective May 1, 2012, the Company acquired Poseidon in a transaction summarized as follows:
Fair value of assets acquired	$2,551
Cash paid	(2,033)
Purchase price holdback	(500)
Liabilities assumed	$18
Effective April 16, 2012, the Company acquired Matrix in a transaction summarized as follows:
Fair value of assets acquired	$14,587
Cash paid	(5,073)
Common stock issued at fair value	(3,953)
Purchase price holdback	(853)
Fair value of contingent consideration	(2,862)
Fair value of non-compete agreement (liability)	(1,100)
Liabilities assumed	$746
Effective July 26, 2011, the Company acquired CQI in a transaction summarized as follows:
Fair value of assets acquired		$11,417
Cash paid		(2,737)
Common stock issued at fair value		(2,864)
Purchase price holdback		(600)
Fair value of contingent consideration		(2,346)
Liabilities assumed		$2,870
Effective April 29, 2011, the Company acquired IntraNexus in a transaction summarized as follows:
Fair value of assets acquired		$4,524
Cash paid		(3,279)
Purchase price holdback		(125)
Fair value of contingent consideration		(800)
Liabilities assumed		$320

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems, LLC (“NextGen”), NextGen RCM Services, LLC, Opus Healthcare Solutions, LLC (“Opus”), ViaTrack Systems, LLC (“ViaTrack”), Matrix Management Solutions, LLC ("Matrix"), QSI Management, LLC and Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

Basis of Presentation. The accompanying unaudited consolidated financial statements as of September 30, 2012 and for the three and six months ended September 30, 2012 and 2011 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Amounts related to disclosures of March 31, 2012 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. As of September 30, 2012, the Company has not identified any events or circumstances that would require an interim goodwill impairment test. See Note 4.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of income for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Costs and expenses:
Cost of revenue	$73	$70	$149	$119
Research and development costs	74	44	133	77
Selling, general and administrative	272	591	1,101	1,465
Total share-based compensation	419	705	1,383	1,661
Income tax benefit	(127)	(260)	(447)	(618)
Decrease in net income	$292	$445	$936	$1,043

Recent Accounting Standards. New accounting pronouncements implemented by the Company during the current year or requiring implementation in future periods are discussed below or in the notes, where applicable.
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
In the first quarter of fiscal 2013, the Company adopted guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance did not have a material impact on the Company's financial statements.
In the first quarter of fiscal 2013, the Company adopted additional guidance on fair value measurements intended to clarify the application of the existing guidance and disclosure requirements, as well as change certain fair value measurement principles and require additional disclosures surrounding these fair value measurements. The adoption of this guidance did not have a material impact on the Company's financial statements.

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2012 and March 31, 2012:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	September 30, 2012
ASSETS
Cash and cash equivalents (1)	$117,043	$117,043	$—	$—
Restricted cash	5,223	5,223	—	—
Marketable securities (2)	4,989	4,989	—	—
	$127,255	$127,255	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$9,339	$—	$—	$9,339
	$9,339	$—	$—	$9,339

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2012
ASSETS
Cash and cash equivalents (1)	$134,444	$134,444	$—	$—
Restricted cash	1,962	1,962	—	—
Marketable securities (2)	4,987	4,987	—	—
	$141,393	$141,393	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$6,556	$—	$—	$6,556
	$6,556	$—	$—	$6,556
___________________________________
(1) Cash equivalents consists of money market funds.
(2) Marketable securities consist of fixed-income securities.

The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. Key assumptions include discount rates and probability-adjusted achievement of revenue and strategic targets that are not observable in the market. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability for Sphere Health Systems, Inc. ("Sphere"), IntraNexus, Inc. ("IntraNexus"), CQI Solutions, Inc. ("CQI"), ViaTrack, and Matrix were estimated based on the probability of achieving certain business milestones and management’s forecast of expected revenues. See Note 3.

The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the six months ended September 30, 2012:

Total Liabilities
Balance as of April 1, 2012	$6,556
Acquisitions (Note 3)	2,862
Earnout payments	(935)
Fair value adjustments	856
Balance as of September 30, 2012	$9,339

Non-Recurring Fair Value Measurements

The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the six months ended September 30, 2012, there were no adjustments to fair value of such assets, except for the intangible assets acquired from Matrix and The Poseidon Group, Inc. ("Poseidon") as discussed further below.

3. Business Combinations

On May 1, 2012, the Company acquired Poseidon, a leading provider of hospital emergency department documentation and web-based electronic medical record solutions. The Poseidon purchase price totaled $2,533. Poseidon operates under the Hospital Solutions Division.

On April 16, 2012, the Company acquired Matrix, a provider of revenue cycle management services, healthcare IT solutions and training, implementation and support centered around NextGen Healthcare's suite of practice management software and electronic health record solutions. The Matrix purchase price totaled $13,841. The purchase price included contingent consideration payable over an 18-month period with a fair value of $2,862, which shall not exceed $4,000. The goodwill associated with this acquisition is deductible for tax purposes. Matrix operates under the RCM Services Division.

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

The total purchase price for Matrix and Poseidon acquisitions during the six months ended September 30, 2012 are summarized as follows:

	Matrix	Poseidon
Cash paid	$5,073	$2,033
Purchase price holdback	853	500
Common stock issued at fair value	3,953	—
Contingent consideration	2,862	—
Future payments for non-compete agreement	1,100	—
Total purchase price	$13,841	$2,533

The following table summarizes the final purchase price allocation for the Matrix and Poseidon acquisitions:

	Matrix	Poseidon
Fair value of the net tangible assets acquired and liabilities assumed:
Current assets (including accounts receivable of $1,287 and $111 for Matrix and Poseidon, respectively)	1,755	143
Equipment and improvements and other long-term assets	966	39
Accounts payable and accrued liabilities	(746)	—
Deferred revenues	—	(18)
Total net tangible assets acquired and liabilities assumed	1,975	164
Fair value of identifiable intangible assets acquired:
Trade Name	150	—
Customer relationships	8,650	800
Software technology	—	1,150
Non-compete agreement	1,100	—
Goodwill	1,966	419
Total identifiable intangible assets acquired	11,866	2,369
Total purchase price	$13,841	$2,533
The pro forma effects of the Matrix and Poseidon acquisitions would not have been material to the Company’s results of operations and are therefore not presented.

4. Goodwill

The Company does not amortize goodwill as our goodwill has been determined to have an indefinite useful life.

Goodwill by division consists of the following:

	March 31, 2012	Acquisitions	September 30, 2012
QSI Dental Division
ViaTrack Systems, LLC	$7,289	$—	$7,289
Total QSI Dental Division goodwill	7,289	—	7,289
NextGen Division
NextGen Healthcare Information Systems, Inc.	1,840	—	1,840
Total NextGen Division goodwill	1,840	—	1,840
Hospital Solutions Division
The Poseidon Group, Inc.	—	419	419
CQI Solutions, Inc.	4,863	—	4,863
IntraNexus, Inc.	1,903	—	1,903
Opus Healthcare Solutions, Inc.	13,537	—	13,537
Sphere Health Systems, Inc.	1,020	—	1,020
Total Hospital Solutions Division goodwill	21,323	419	21,742
RCM Services Division
Matrix Management Solutions, LLC	—	1,966	1,966
Practice Management Partners, Inc.	19,485	—	19,485
Healthcare Strategic Initiatives	10,839	—	10,839
Total RCM Services Division goodwill	30,324	1,966	32,290
Total goodwill	$60,776	$2,385	$63,161

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

The Company’s intangible assets, other than capitalized software development costs, with determinable lives are summarized as follows:

	September 30, 2012
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$23,156	$2,018	$20,509	$45,683
Accumulated amortization	(7,921)	(936)	(5,527)	(14,384)
Net intangible assets	$15,235	$1,082	$14,982	$31,299

	March 31, 2012
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$13,706	$768	$19,359	$33,833
Accumulated amortization	(5,901)	(606)	(4,067)	(10,574)
Net intangible assets	$7,805	$162	$15,292	$23,259

Activity related to the intangible assets for the six months ended September 30, 2012 and 2011 is summarized as follows:

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2012	$7,805	$162	$15,292	$23,259
Acquisition	9,450	1,250	1,150	11,850
Amortization (1)	(2,020)	(330)	(1,460)	(3,810)
Balance as of September 30, 2012	$15,235	$1,082	$14,982	$31,299

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2011	$6,327	$208	$10,355	$16,890
Acquisition	1,700	—	5,930	7,630
Amortization (1)	(922)	(80)	(977)	(1,979)
Balance as of September 30, 2011	$7,105	$128	$15,308	$22,541
_____________________________
(1) Amortization of the customer relationships and the trade name and contracts intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software, hardware, and supplies.

The following table represents the remaining estimated amortization of intangible assets with determinable lives as of September 30, 2012:

For the year ended March 31, 2013 (remaining six months)	$3,744
2014	7,391
2015	6,335
2016	5,998
2017 and beyond	7,831
Total	$31,299

6. Capitalized Software Costs

The Company’s capitalized software development costs are summarized as follows:

	September 30, 2012	March 31, 2012
Gross carrying amount	$79,338	$65,221
Accumulated amortization	(50,106)	(45,227)
Net capitalized software costs	$29,232	$19,994

Activity related to net capitalized software costs for the six months ended September 30, 2012 and 2011 is summarized as follows:

	2012	2011
Balance as of April 1	$19,994	$15,150
Capitalized	14,117	6,133
Amortization	(4,879)	(3,888)
Balance as of September 30	$29,232	$17,395

The following table represents the remaining estimated amortization of capitalized software costs as of September 30, 2012:

For the year ended March 31, 2013 (remaining six months)	$4,969
2014	11,377
2015	7,785
2016	3,926
2017 and beyond	1,175
Total	$29,232

7. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	September 30, 2012	March 31, 2012
Accounts receivable, gross	$162,115	$154,237
Allowance for doubtful accounts	(10,328)	(8,481)
Accounts receivable, net	$151,787	$145,756

Inventories are summarized as follows:

	September 30, 2012	March 31, 2012
Computer systems and components	$3,858	$3,709
Miscellaneous parts and supplies	—	6
Inventories	$3,858	$3,715

Equipment and improvements are summarized as follows:

	September 30, 2012	March 31, 2012
Computer equipment	$29,008	$24,936
Furniture and fixtures	7,197	6,358
Leasehold improvements	5,836	4,906
	42,041	36,200
Accumulated depreciation and amortization	(21,745)	(18,359)
Equipment and improvements, net	$20,296	$17,841

Current and non-current deferred revenue are summarized as follows:

	September 30, 2012	March 31, 2012
Maintenance	$11,642	$12,742
Implementation services	42,603	55,235
Annual license services	9,171	11,730
Undelivered software and other	4,552	3,401
Deferred revenue	$67,968	$83,108
Deferred revenue, net of current	$1,225	$1,293

Accrued compensation and related benefits are summarized as follows:

	September 30, 2012	March 31, 2012
Payroll, bonus and commission	$2,058	$4,890
Vacation	7,836	6,980
Accrued compensation and related benefits	$9,894	$11,870

Other current and non-current liabilities are summarized as follows:

	September 30, 2012	March 31, 2012
Contingent consideration and other liabilities related to acquisitions	$9,152	$5,482
Care services liabilities	5,223	1,962
Users Group Meeting (UGM) accrual	3,545	—
Accrued EDI expense	2,049	2,588
Accrued consulting services	1,523	880
Sales tax payable	1,341	527
Accrued royalties	1,210	1,974
Self insurance reserve	1,030	934
Professional services	782	82
Deferred rent	768	610
Outside commission payable	532	520
Accrued travel	345	509
Customer deposits	290	1,297
Other accrued expenses	3,318	2,203
Other current liabilities	$31,108	$19,568

Contingent consideration and other liabilities related to acquisitions	$4,281	$2,989
Deferred rent	2,681	2,476
Other liabilities	141	137
Other non-current liabilities	$7,103	$5,602

8. Income Tax

The provision for income taxes for the three months ended September 30, 2012 and 2011 was approximately $8.8 million and $11.0 million, respectively. The effective tax rates were 36.0% and 34.9% for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate increased as compared to the same prior year period due to the expiration of the federal research and development income tax credit statute which expired on December 31, 2011 and is therefore not included in the current year provision. In addition, there were net benefits from the reduced state effective tax rate offset by decreased benefit from stock based compensation.

The provision for income taxes for the six months ended September 30, 2012 and 2011 was approximately $16.6 million and $20.9 million, respectively. The effective tax rates were 34.8% and 34.6% for the six months ended September 30, 2012 and 2011, respectively. The effective tax rate increased as compared to the same prior year period primarily due to the factors mentioned in the quarter-to-date discussion above.

Uncertain tax positions
As of September 30, 2012, the Company has provided a liability of $563 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, $563 would impact the Company’s effective tax rate. The liability for the six months ended September 30, 2012 decreased from the same prior year period by $79 due to additional state income tax contingent liability reserve and the expiration of the statute of limitations of prior year tax positions of acquired companies.

The Company's income tax returns filed for tax years 2009 through 2011 and 2008 through 2011 are subject to examination by the federal and state taxing authorities, respectively. The Company is currently under examination by the IRS and by four state income tax authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

9. Earnings per Share

The Company provides dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares discussed below are in thousands.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income	$15,691	$20,496	$31,188	$39,479
Basic net income per share:
Weighted-average shares outstanding — Basic	59,347	58,664	59,314	58,511
Basic net income per common share	$0.26	$0.35	$0.53	$0.67

Net income	$15,691	$20,496	$31,188	$39,479
Diluted net income per share:
Weighted-average shares outstanding — Basic	59,347	58,664	59,314	58,511
Effect of potentially dilutive securities	39	341	72	391
Weighted-average shares outstanding — Diluted	59,386	59,005	59,386	58,902
Diluted net income per common share	$0.26	$0.35	$0.53	$0.67

The computation of diluted net income per share does not include 1,205 and 1,024 options to acquire shares of common stock for the three and six months ended September 30, 2012, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

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

Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 8,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than 10 years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of September 30, 2012, there were 40,000 outstanding options related to the 1998 Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than 10 years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of September 30, 2012, there were 1,256,591 outstanding options and 2,887,747 shares available for future grant related to the 2005 Plan.

A summary of stock option transactions during the six months ended September 30, 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2012	988,337	$32.09	5.4
Granted	511,500	28.77	7.7
Exercised	(45,366)	16.83	0.6	$77
Forfeited/Canceled	(157,880)	31.99	6.0
Outstanding, September 30, 2012	1,296,591	$31.35	6.0	$54
Vested and expected to vest, September 30, 2012	1,238,609	$31.31	6.0	$54
Exercisable, September 30, 2012	318,866	$27.50	3.6	$52

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Expected life	5.0 years	4.3 years
Expected volatility	41.3% - 45.0%	41.2%
Expected dividends	2.4% - 3.8%	1.6%
Risk-free rate	0.7% - 0.8%	1.8%

The weighted average grant date fair value of stock options granted during the six months ended September 30, 2012 and 2011 was $8.41 and $13.32 per share, respectively.

The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 5.8% and 3.8% for employee options for the six months ended September 30, 2012 and 2011, respectively, and 0.0% for director options for the six months ended September 30, 2012 and 2011. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

During the six months ended September 30, 2012, a total of 511,500 options to purchase shares of common stock were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2013 and 2012 is as follows:

	Number of		Vesting
Option Grant Date	Shares	Exercise Price	Terms (1)	Expires
September 25, 2012	20,000	$18.42	Five years	September 25, 2020
May 24, 2012	346,000	$29.17	Five years	May 24, 2020
May 24, 2012	30,000	$29.17	Five years	May 24, 2020
May 23, 2012	115,500	$29.45	Four years	May 23, 2020
Fiscal year 2013 option grants	511,500
May 31, 2011	459,400	$43.04	Five years	May 31, 2019
Fiscal year 2012 option grants	459,400
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

Compensation expense associated with the performance based awards under the Company’s equity incentive plans are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and recorded stock compensation expense related to the performance based awards of approximately $345 during the six months ended September 30, 2011. Stock compensation expense related to the performance based awards was not significant for the six months ended September 30, 2012. See the assumptions used below.

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Expected life	5.0 years	4.3 years
Expected volatility	41.7% - 45.0%	41.2% - 42.2%
Expected dividends	2.5% - 3.8%	1.4% - 1.6%
Risk-free rate	0.6% - 0.7%	1.0% - 1.8%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the six months ended September 30, 2012 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2012	778,319	$10.76
Granted	511,500	8.41
Vested	(154,214)	8.24
Forfeited/Canceled	(157,880)	10.32
Outstanding, September 30, 2012	977,725	$10.01

As of September 30, 2012, $7,380 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.8 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2012 and 2011 was $1,270 and $1,111, respectively.

Restricted Stock
On May 24, 2012, the Board of Directors approved its 2013 Director Compensation Program, whereby each non-employee director is to be awarded shares of restricted stock upon election or re-election to the Board of Directors. The shares of restricted stock are awarded under the 2005 Plan. Such shares of restricted stock vest in two equal, annual installments on the first and second anniversaries of the grant date and are nontransferable for one year following vesting. The weighted-average grant date fair value for the restricted stock was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock is amortized on a straight-line basis over the vesting period.

As of September 30, 2012, 78,235 shares of restricted stock have been awarded under the 2013 Director Compensation Program and other director compensation programs approved by the Board of Directors for prior fiscal years, all pursuant to terms substantially similar to those described above, and approximately $324 and $246 of compensation expense related to the restricted stock was recorded during the six months ended September 30, 2012 and 2011, respectively. Restricted stock activity for the six months ended September 30, 2012 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2012	30,001	$36.32
Granted	21,275	19.08
Vested	(17,667)	31.95
Outstanding, September 30, 2012	33,609	$26.68

As of September 30, 2012, $811 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 2.2 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

11. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2012. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

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

13. Operating Segment Information

The Company has four reportable segments that are evaluated regularly by its chief decision making group in deciding how to allocate resources and in assessing performance.

Operating segment data is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenue:
QSI Dental Division	$4,846	$4,512	$9,800	$9,607
NextGen Division	87,328	82,489	173,521	157,114
Hospital Solutions Division	8,172	8,453	19,536	15,744
RCM Services Division	15,782	12,180	31,567	25,611
Consolidated revenue	$116,128	$107,634	$234,424	$208,076

Operating income:
QSI Dental Division	$679	$620	$1,148	$1,898
NextGen Division	33,897	34,310	62,737	63,635
Hospital Solutions Division	(1,165)	2,451	1,182	5,513
RCM Services Division	1,789	1,098	3,642	3,139
Unallocated corporate expense (1)	(10,856)	(6,912)	(20,858)	(13,799)
Consolidated operating income	$24,344	$31,567	$47,851	$60,386
_________________________________
(1) Unallocated corporate expense includes eliminations relating to QSIH revenues and related expenses included in the results of operating segments. For the six months ended September 30, 2012 and 2011, eliminations were not significant.

Management evaluates performance based upon stand-alone segment operating income. Because the Company does not evaluate performance based upon return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

14. Subsequent Events

On October 25, 2012, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of December 14, 2012 with an expected distribution date on or about January 4, 2013.

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

The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more heavily influenced by US-based regulatory and national health projects than by the economic cycles of our economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. While we continue to see organizations that are doing fairly well operationally, some organizations, especially those with a large dependency on Medicaid populations, have been impacted by the challenging financial conditions faced by many state governments. Various factors have had, and are anticipated to continue to have, a meaningful impact on the U.S. healthcare industry, including the Obama Administration's broad healthcare reform efforts (particularly the HITECH portion of the American Recovery and Reinvestment Act and the Patient Protection and Affordable Care Act), the individual state responses to the government-requested Medicaid expansion to address new insureds, and the increasing focus of private businesses on moving their employee health benefit offerings to a more wellness-based health platform.

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

The Divisions operate largely as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams and branding. However, there are a growing number of customers who are simultaneously utilizing software or services from more than one of our Divisions. In an effort to encourage this cross selling of our products and services between Divisions, we are in the process of further integrating our ambulatory and inpatient products to provide a more robust and comprehensive platform to offer our customers. The Divisions also share the resources of our “corporate office,” which includes a variety of accounting and other administrative functions.

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

The following table breaks down our reported segment revenue and segment revenue growth by Division for the three and six months ended September 30, 2012 and 2011:

	Segment Revenue Breakdown
	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
QSI Dental Division	4.2%	4.2%	4.2%	4.6%
NextGen Division	75.2%	76.6%	74.0%	75.5%
Hospital Solutions Division	7.0%	7.9%	8.3%	7.6%
RCM Services Division	13.6%	11.3%	13.5%	12.3%
Consolidated	100.0%	100.0%	100.0%	100.0%

	Segment Revenue Growth
	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
QSI Dental Division	7.4%	(2.9)%	2.0%	(3.9)%
NextGen Division	5.9%	35.4%	10.4%	27.1%
Hospital Solutions Division	(3.3)%	121.6%	24.1%	125.8%
RCM Services Division	29.6%	1.1%	23.3%	7.6%
Consolidated	7.9%	32.1%	12.7%	26.6%

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

Overview of Our Results

•
Consolidated revenue increased 12.7% and income from operations decreased 20.8% in the six months ended September 30, 2012 as compared to the same prior year period. Revenue was positively impacted by growth in implementation sales as well as service revenue, which grew 78.0% and 21.0%, respectively.

•
Consolidated operating income was negatively impacted by: (a) a change in the mix of revenue towards lower margin service revenue, (b) higher selling, general and administrative expenses, which was primarily a result of increased headcount and selling-related expenses at the NextGen Division and (c) higher corporate-related expenses.

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

QSI Dental Division

•
QSI Dental Division revenue increased 2.0% in the six months ended September 30, 2012 and divisional operating income (excluding unallocated corporate expenses) decreased 39.5% as compared to the same prior year period. The decline in operating income is the result of a decrease in system sales and higher selling, general and administrative expenses in the current period. It should be noted that the QSI Dental Division's new software solution (“QSIDental™ Web”) is being sold as a SaaS solution which spreads revenue over a longer period of time rather than being recognized upfront. Revenue recognized from QSIDental Web was not significant in the six months ended September 30, 2012.

•
The QSI Dental Division is well-positioned to sell to the FQHCs market and intends to continue leveraging the NextGen Division's sales force to sell its dental electronic medical records software to practices that provide both medical and dental services, such as FQHCs, which are receiving grants as part of the ARRA.

•
Our goal for the QSI Dental Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new QSIDental™ Web product.

NextGen Division

•
NextGen Division revenue increased 10.5% in the six months ended September 30, 2012 and divisional operating income (excluding unallocated corporate expenses) decreased 1.4% as compared to the same prior year period. NextGen revenue was positively impacted by growth in implementation and service revenue which grew 84.0% and 20.2%, respectively.

•
Recurring revenue, which consists primarily of maintenance and EDI revenue, increased 16.6% to $90.7 million and accounted for 52.3% of total NextGen Division revenue for the six months ended September 30, 2012. In the same period a year ago, recurring revenue of $77.8 million represented 50.0% of total NextGen Division revenue.

•
During the six months ended September 30, 2012, we added staffing resources in anticipation of growth from the ARRA and the future of healthcare reform and accountable care organizations. Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, integrating our inpatient and ambulatory software products, further development and enhancements of our portfolio of specialty focused templates within our EHR software, developing new products for targeted markets, continuing to add new clients, selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within the RCM Services Division and the Hospital Solutions Division.

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

Hospital Solutions Division

•
Hospital Solutions Division revenue increased 24.1% in the six months ended September 30, 2012. Divisional operating income (excluding unallocated corporate expenses) decreased 78.6% to $1.2 million for the six months ended September 30, 2012 as compared to $5.5 million for the same prior year period. However, revenue for the six months ended September 30, 2012 was negatively impacted by the termination of maintenance by a large customer and an increase in reserves related to certain customer implementation issues.

•
Operating income for the six months ended September 30, 2012 was negatively impacted by increases in implementation costs. In addition, operating income as a percentage of revenue decreased to approximately 6.1% of revenue in the six months ended September 30, 2012 versus 35.0% of revenue in the same prior year period primarily as a result of lower gross profit margin due to a change in revenue mix towards lower margin service revenue, as well as a $2.5 million increase in selling, general and administrative expenses during the period.

•	Our acquisition of Poseidon in May 2012 did not significantly impact the Hospital Solutions Division results for the period.

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

RCM Services Division

•
RCM Services Division revenue increased 23.3% in the six months ended September 30, 2012. Divisional operating income (excluding unallocated corporate expenses) increased 16.0% to $3.6 million in the six months ended September 30, 2012 as compared to $3.1 million for the same prior year period. Our acquisition of Matrix in April 2012 added approximately $5.8 million in revenue for the current period.

•
The RCM Services Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients and well as new clients added during the six months ended September 30, 2012. The division also benefited from the cross sale of software and services to its existing customers. Systems sales to existing RCM Services customers are credited to the division.

•
The Company believes that a significant opportunity exists to cross sell revenue cycle management services to existing NextGen ambulatory customers. The portion of existing NextGen Division customers who are using the RCM Services Division's RCM services is less than 15%. There is also a significant opportunity to expand the RCM Services Division's services into the Hospital Solution Division's customers as well. Management is actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen Division's sales force towards selling revenue cycle management services.

•
Operating income as a percentage of revenue decreased to approximately 11.5% of revenue in the six months ended September 30, 2012 versus 12.3% of revenue in the same prior year period primarily as a result of a drop in system sales to RCM customers compared to the prior year period, as well as higher selling, general and administrative expenses during the current period.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
(Unaudited)	2012	2011	2012	2011
Revenues:
Software, hardware and supplies	20.4%	29.6%	21.1%	29.2%
Implementation and training services	7.3	5.7	8.8	5.6
System sales	27.8	35.3	29.9	34.8
Maintenance	33.3	32.7	33.0	32.1
Electronic data interchange services	12.9	11.1	12.3	11.6
Revenue cycle management and related services	12.5	10.4	12.3	11.1
Other services	13.5	10.5	12.5	10.5
Maintenance, EDI, RCM and other services	72.2	64.7	70.1	65.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Software, hardware and supplies	4.8	3.9	4.9	4.2
Implementation and training services	6.5	4.7	7.1	4.4
Total cost of system sales	11.3	8.6	12.0	8.6
Maintenance	4.1	3.7	4.1	3.8
Electronic data interchange services	7.9	7.4	7.8	7.7
Revenue cycle management and related services	9.1	7.9	9.1	8.3
Other services	7.6	5.9	7.4	5.8
Total cost of maintenance, EDI, RCM and other services	28.7	24.9	28.4	25.6
Total cost of revenue	39.9	33.5	40.4	34.1
Gross profit	60.1	66.5	59.6	65.9
Operating expenses:
Selling, general and administrative	32.6	29.9	31.8	29.6
Research and development costs	5.4	6.8	6.3	6.8
Amortization of acquired intangible assets	1.1	0.5	1.0	0.5
Total operating expenses	39.1	37.2	39.1	36.9
Income from operations	21.0	29.3	20.4	29.0
Interest income (expense), net	(0.1)	0.1	0.0	0.1
Other income (expense), net	0.2	(0.1)	0.0	(0.1)
Income before provision for income taxes	21.1	29.3	20.4	29.0
Provision for income taxes	7.6	10.2	7.1	10.0
Net income	13.5%	19.0%	13.3%	19.0%

Comparison of the Three Months Ended September 30, 2012 and September 30, 2011
Net Income. Our net income for the three months ended September 30, 2012 was $15.7 million, or $0.26 per share on both a basic and fully diluted basis. In comparison, we earned $20.5 million, or $0.35 per share on both a basic and fully diluted basis for the three months ended September 30, 2011. The change in net income for the three months ended September 30, 2012 was primarily attributed to the following:

•	an increase in recurring revenue based gross profit, including maintenance, RCM and EDI which grew 8.8%, 46.4% and 46.1%, respectively, compared to the prior year period; offset by

•	an decrease in implementation services gross profit of 1.6% compared to the prior year period;

•	a 34.6% decrease in consolidated software, hardware and supplies gross profit as a result of reduced software revenue; and

•	an increase in selling, general and administrative expenses and amortization of acquired intangibles.

Revenue. Revenue for the three months ended September 30, 2012 increased 7.9% to $116.1 million from $107.6 million for the three months ended September 30, 2011. NextGen Division revenue increased 5.9% to $87.3 million from $82.5 million in the three months ended September 30, 2011, QSI Dental Division revenue increased 7.4% to $4.8 million from $4.5 million, RCM Services Division revenue increased 29.6% to $15.8 million from $12.2 million, and Hospital Solutions Division revenue decreased 3.3% during that same period to $8.2 million from $8.5 million.

System Sales. Revenue earned from our company-wide sales of systems for the three months ended September 30, 2012 decreased 15.0% to $32.3 million from $38.0 million in the same prior year period.

Our decrease in revenue from sales of systems was principally the result of a 17.1% decrease in revenue at our NextGen Division, which decreased $5.6 million to $27.0 million during the three months ended September 30, 2012 from $32.6 million during the same prior year period. The decrease was driven by a decrease in software revenue, partially offset by an increase in implementation and training services revenue. Our decline in software revenue was related to a number of factors including higher adoption rates by large physician groups which results in a smaller number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension to the deadline to adopt stage two meaningful use requirements until calendar 2014.

We believe there are other trends which may positively impact future systems sales. Many of our existing large enterprise customers have plans to grow which will drive future revenue opportunities as these customers purchase additional software and services to support their growth plans. We also expect to benefit from the growth of a replacement market driven by an expected consolidation of EHR vendors. Finally, we believe many new opportunities will be created by the evolution of healthcare from a pay for services reimbursement model to a pay for performance model around the management of patient populations. We are developing new products around these new opportunities which are expected to help drive future growth. It is difficult to assess the relative impact as well as the timing of positive and negative trends, however, we believe the long term opportunities for the Company are significant.

The following table breaks down our reported system sales into software, hardware, third-party software, supplies and implementation and training services components on a consolidated and divisional basis for the three months ended September 30, 2012 and 2011 (in thousands):

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales
Three Months Ended September 30, 2012
QSI Dental Division	$302	$471	$394	$1,167
NextGen Division	18,851	1,757	6,451	27,059
Hospital Solutions Division	1,917	297	1,599	3,813
RCM Services Division	125	—	91	216
Consolidated	$21,195	$2,525	$8,535	$32,255
Three Months Ended September 30, 2011
QSI Dental Division	$397	$451	$241	$1,089
NextGen Division	27,056	982	4,590	32,628
Hospital Solutions Division	2,621	340	1,217	4,178
RCM Services Division	13	—	46	59
Consolidated	$30,087	$1,773	$6,094	$37,954

NextGen Division software license revenue decreased 30.3% in the three months ended September 30, 2012 versus the same period last year. The NextGen Division’s software revenue accounted for 69.7% of divisional system sales revenue during the three months ended September 30, 2012 compared to 82.9% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.

During the three months ended September 30, 2012, 6.5% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 3.0% during same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division increased 40.5% in the three months ended September 30, 2012 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division increased 31.4%, in the three months ended September 30, 2012 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the three months ended September 30, 2012 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with software sales. We have experienced a decline in the level of systems sales in recent quarters which in turn have resulted in a decline in the amount of implementation services sold compared to prior periods, specifically in the ambulatory business unit. We intend to address the fluctuation in demand for services by managing the use of third parties for implementation services. We have historically relied on third parties for a portion of our implementations in order to manage customer requirements.

Maintenance, EDI, RCM and Other Services. For the three months ended September 30, 2012, our company-wide revenue from maintenance, EDI, RCM and other services grew 20.4% to $83.9 million from $69.7 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the RCM Services Division.

Total NextGen Division maintenance revenue for the three months ended September 30, 2012 grew 11.5% to $33.1 million from $29.7 million for the same prior year period while NextGen Division EDI revenue grew 26.9% to $13.7 million compared to $10.8 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, consulting services, SaaS fees and hosting services, increased 43.5% to $13.5 million in the three months ended September 30, 2012 from $9.4 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers.

QSI Dental Division maintenance, EDI and other services revenue for the three months ended September 30, 2012 and 2011 was $3.7 million and $3.4 million, respectively. For the three months ended September 30, 2012, RCM revenue for the RCM Services Division increased to $14.5 million compared to $11.1 million in the same prior year period. RCM revenue was positively impacted by the acquisition of Matrix which contributed $3.2 million in the current period. For the Hospital Solutions Division, maintenance and other services revenue for the three months ended September 30, 2012 increased 1.9% as compared to the same prior year period primarily due to an increase in other services revenue.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the three months ended September 30, 2012 and 2011 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended September 30, 2012
QSI Dental Division	$1,946	$1,350	$—	$383	$3,679
NextGen Division	33,071	13,696	—	13,502	60,269
Hospital Solutions Division	3,478	—	—	881	4,359
RCM Services Division	220	(22)	14,486	882	15,566
Consolidated	$38,715	$15,024	$14,486	$15,648	$83,873
Three Months Ended September 30, 2011
QSI Dental Division	$1,918	$1,189	$—	$316	$3,423
NextGen Division	29,653	10,796	—	9,412	49,861
Hospital Solutions Division	3,619	—	—	656	4,275
RCM Services Division	24	—	11,142	955	12,121
Consolidated	$35,214	$11,985	$11,142	$11,339	$69,680

Maintenance revenue for the NextGen Division increased by $3.4 million for the three months ended September 30, 2012 as compared to the same prior year period.  The growth in maintenance revenue is primarily a result of increases related to net additional licenses from new clients and existing clients, as well as a price increase that became effective during the quarter ended September 30, 2011.

The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base while the growth in RCM revenue is primarily attributable to the Matrix acquisition. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients. Growth in other services revenue is primarily due to increases in third-party annual software licenses, consulting services, SaaS fees and hosting services revenue.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2012 increased 28.7% to $46.4 million from $36.0 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 39.9% from 33.5% driven primarily by a higher percentage of lower margin revenue streams such as implementation and RCM services as well as slight cost increases across all revenue categories.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012	%	2011	%
QSI Dental Division
Revenue	$4,846	100.0%	$4,512	100.0%
Cost of revenue	2,621	54.1%	2,102	46.6%
Gross profit	$2,225	45.9%	$2,410	53.4%
NextGen Division
Revenue	$87,328	100.0%	$82,489	100.0%
Cost of revenue	27,850	31.9%	22,240	27.0%
Gross profit	$59,478	68.1%	$60,249	73.0%
Hospital Solutions Division
Revenue	$8,172	100.0%	$8,453	100.0%
Cost of revenue	4,238	51.9%	2,360	27.9%
Gross profit	$3,934	48.1%	$6,093	72.1%
RCM Services Division
Revenue	$15,782	100.0%	$12,180	100.0%
Cost of revenue	10,978	69.6%	8,760	71.9%
Gross profit	$4,804	30.4%	$3,420	28.1%
Unallocated cost of revenue	$677	N/A	$558	N/A
Consolidated
Revenue	$116,128	100.0%	$107,634	100.0%
Cost of revenue	46,364	39.9%	36,020	33.5%
Gross profit	$69,764	60.1%	$71,614	66.5%

Gross profit margins at the QSI Dental Division for the three months ended September 30, 2012 decreased to 45.9% from 53.4% for the same prior year period. Gross profit margins at the NextGen Division for three months ended September 30, 2012 decreased to 68.1% compared to 73.0% for the same prior year period primarily due to decreased software sales. Gross margin in the Hospital Solutions Division decreased to 48.1% for the three months ended September 30, 2012 as compared to 72.1% for the same prior year period due to growth in implementation and training revenue which carries lower profit margins compared to software. Implementation and training revenue in the Hospital Solutions Division represented approximately 19.6% of total Hospital Solutions Division revenue compared to 14.4% in the year ago period. Gross margin in the RCM Services Division increased to 30.4% for the three months ended September 30, 2012 as compared to 28.1% for the same prior year period due to increased software sales, partially offset by an increase in RCM revenue which carries lower profit margins.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended September 30, 2012 and 2011:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Three Months Ended September 30, 2012
QSI Dental Division	8.8%	20.3%	14.6%	10.4%	54.1%	45.9%
NextGen Division	1.9%	11.7%	8.7%	9.6%	31.9%	68.1%
Hospital Solutions Division	3.2%	25.1%	0.0%	23.6%	51.9%	48.1%
RCM Services Division	0.0%	45.1%	1.0%	23.5%	69.6%	30.4%
Consolidated	2.0%	17.6%	7.3%	13.0%	39.9%	60.1%
Three Months Ended September 30, 2011
QSI Dental Division	7.3%	22.4%	8.4%	8.5%	46.6%	53.4%
NextGen Division	1.0%	11.5%	7.7%	6.8%	27.0%	73.0%
Hospital Solutions Division	3.6%	15.2%	0.0%	9.1%	27.9%	72.1%
RCM Services Division	0.0%	46.8%	2.0%	23.1%	71.9%	28.1%
Consolidated	1.4%	16.3%	6.5%	9.3%	33.5%	66.5%

During the three months ended September 30, 2012, hardware and third-party software constituted a higher portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services increased to 17.6% of consolidated revenue in the three months ended September 30, 2012 compared to 16.3% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $17.5 million in the three months ended September 30, 2011 to $20.4 million in the three months ended September 30, 2012, an increase of 16.7%, or approximately $2.9 million. Of the $2.9 million increase, approximately $1.4 million of the increase is related to the RCM Services Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of approximately $0.8 million in the NextGen Division and $0.8 million for the Hospital Solutions Division are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. Payroll and benefit expenses related to the QSI Dental Division remained consistent period over period. The amount of share-based compensation expense included in cost of revenue was not significant for the three months ended September 30, 2012 and 2011.

Other cost of revenue, which primarily consists of third-party annual license, hosting costs and outsourcing costs, increased to 13.0% of total revenue during the three months ended September 30, 2012 as compared to 9.3% for the same period a year ago. Other expenses increased as a percentage of revenue primarily due to a lower percentage of revenue from software licenses which do not carry a significant amount of other expenses.

As a result of the foregoing events and activities, our gross profit percentage decreased to 60.1% for the three months ended September 30, 2012 versus 66.5% for the same prior year period.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2012 increased 17.6% to $37.8 million as compared to $32.2 million for the same prior year period. The increase in these expenses resulted primarily from:

•	$1.6 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$0.4 million increase in support services, depreciation and maintenance fees related to the April 1, 2012 go-live of our enterprise resource planning ("ERP") system;

•	$0.8 million of acquisition related expenses, including fair value adjustments;

•	$1.0 million of proxy contest related expenses; and

•	$1.8 million net increase in other selling and administrative expenses.

Share-based compensation expense was approximately $0.3 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 29.9% in the three months ended September 30, 2011 to 32.6% in the three months ended September 30, 2012.

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

Research and Development Costs. Research and development costs for the three months ended September 30, 2012 and 2011 were $6.3 million and $7.4 million, respectively. The decrease in research and development expenses was primarily due to the achievement of technological feasibility for one of our major projects intended to bring greater integration between our ambulatory and inpatient software products and solutions, therefore allowing us to begin to capitalize costs related to this project in the current period. We also continue to invest significantly in enhancements to our specialty template development, preparation for ICD10 requirements, new products including NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”), and other enhancements to our existing products. Additions to capitalized software costs offset increases in research and development costs. For the three months ended September 30, 2012 and 2011, our additions to capitalized software were $9.8 million and $3.6 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. The $9.8 million in capitalized software added in the current quarter included $3.0 million paid for the source code of a pharmacy system which supports Hospital Division customers as well as stepped up investments in the hospital business unit. Research and development costs as a percentage of revenue decreased to 5.4% in the three months ended September 30, 2012 from 6.8% for the same prior year period. We intend to continue to invest heavily in research and development as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the three months ended September 30, 2012 and 2011.

Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets for the three months ended September 30, 2012 and 2011 were $1.3 million and $0.5 million, respectively.

Interest and Other Income (Expense). Total interest and other expense for the three months ended September 30, 2012 was $0.2 million of income as compared to $0.1 million of expense for the three months ended September 30, 2011. Interest and other income consist primarily of dividends and interest earned on our investments along with foreign currency gains or losses for the period.

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

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2012 and 2011 were $8.8 million and $11.0 million, respectively. The effective tax rates were 36.0% and 34.9% for the three months ended September 30, 2012 and 2011, respectively. The effective rate for the three months ended September 30, 2012 increased as compared to the same prior year period due to the expiration of the federal research and development income tax credit statute which expired on December 31, 2011 and is therefore not included in the current year provision. In addition, the net benefit from the reduced state effective tax rate offset by decreased benefit from stock based compensation.

Comparison of the Six Months Ended September 30, 2012 and September 30, 2011
Net Income. Our net income for the six months ended September 30, 2012 was $31.2 million, or $0.53 per share on both a basic and fully diluted basis. In comparison, we earned $39.5 million, or $0.67 per share on both a basic and fully diluted basis for the six months ended September 30, 2011. The change in net income for the six months ended September 30, 2012 was primarily attributed to the following:

•	an increase in recurring revenue based gross profit, including maintenance, RCM and EDI which grew 15.1%, 30.0% and 28.2%, respectively, compared to the prior year period;

•	an increase in implementation services gross profit of 61.0% compared to the prior year period; offset by

•	a 26.6% decrease in consolidated software, hardware and supplies gross profit as a result of reduced software revenue; and

•	an increase in selling, general and administrative expenses, research and development costs and amortization of acquired intangibles.

Revenue. Revenue for the six months ended September 30, 2012 increased 12.7% to $234.4 million from $208.1 million for the six months ended September 30, 2011. NextGen Division revenue increased 10.5% to $173.5 million from $157.1 million in the six months ended September 30, 2011, QSI Dental Division revenue increased 2.0% to $9.8 million from $9.6 million, RCM Services Division revenue increased 23.3% to $31.6 million from $25.6 million, and Hospital Solutions Division revenue increased 24.1% to $19.5 million from $15.7 million in the same prior year period.

System Sales. Revenue earned from our company-wide sales of systems for the six months ended September 30, 2012 decreased 3.0% to $70.1 million from $72.3 million in the same prior year period.

Our decrease in revenue from sales of systems was principally the result of a 5.0% decrease in category revenue at our NextGen Division, partially offset by a 20.6% increase at our Hospital Solutions Division. NextGen Division sales in this category decreased $3.0 million to $57.7 million during the six months ended September 30, 2012 from $60.8 million during the same prior year period while the Hospital Solutions Division delivered a $1.6 million increase in category revenue to $9.6 million in the six months ended September 30, 2012 as compared to $8.0 million in the same prior year period. The decrease in system sales was driven primarily by lower sales of software to both new and existing clients, partially offset by increased implementation revenue at both the NextGen and Hospital Solutions Divisions.

The following table breaks down our reported system sales into software, hardware, third-party software, supplies and implementation and training services components on a consolidated and divisional basis for the six months ended September 30, 2012 and 2011 (in thousands):

	Software	Hardware, Third Party Software and Supplies	Implementation and Training Services	Total System Sales
Six Months Ended September 30, 2012
QSI Dental Division	$782	$862	$784	$2,428
NextGen Division	39,544	3,022	15,166	57,732
Hospital Solutions Division	4,412	714	4,481	9,607
RCM Services Division	228	—	150	378
Consolidated	$44,966	$4,598	$20,581	$70,145
Six Months Ended September 30, 2011
QSI Dental Division	$1,293	$846	$660	$2,799
NextGen Division	50,229	2,299	8,243	60,771
Hospital Solutions Division	4,930	493	2,542	7,965
RCM Services Division	681	—	121	802
Consolidated	$57,133	$3,638	$11,566	$72,337

NextGen Division software license revenue decreased 21.3% in the six months ended September 30, 2012 versus the same period last year. The Division’s software revenue accounted for 68.5% of divisional system sales revenue during the six months ended September 30, 2012 compared to 82.7% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division. Our decline in software revenue was related to a number of factors including higher adoption rates by large physician groups which resulted in a smaller number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension to the deadline to adopt stage two meaningful use requirements until calendar 2014.

We believe there are other trends which may positively impact future systems sales. Many of our existing large enterprise customers have plans to grow which will create future revenue opportunities as these customers purchase additional software and services to support their growth plans. We also expect to benefit from the growth of a replacement market driven by an expected consolidation of EHR vendors. Finally, we believe many new opportunities will be created by the evolution of healthcare from a pay for services reimbursement model to a pay for performance model around the management of patient populations. We are developing new products around these new opportunities which are expected to help drive future growth. It is difficult to assess the relative impact as well as the timing of positive and negative trends, however, we believe the Company is well positioned to support the ever increasing need for healthcare information technology.

During the six months ended September 30, 2012, 5.2% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 3.8% during the same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division increased 84.0% in the six months ended September 30, 2012 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division increased 76.3%, in the six months ended September 30, 2012 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the six months ended September 30, 2012 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions and our ability to retain current staff members.

Maintenance, EDI, RCM and Other Services. For the six months ended September 30, 2012, our company-wide revenue from maintenance, EDI, RCM and other services grew 21.0% to $164.3 million from $135.7 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen and Hospital Solutions Divisions.

Total NextGen Division maintenance revenue for the six months ended September 30, 2012 grew 15.3% to $64.8 million from $56.2 million for the same prior year period while NextGen Division EDI revenue grew 19.8% to $26.0 million compared to $21.7 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, consulting services, SaaS fees and hosting services, increased 35.5% to $25.1 million in the six months ended September 30, 2012 from $18.5 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers.

QSI Dental Division maintenance, EDI and other services revenue for the six months ended September 30, 2012 and 2011 was $7.4 million and $6.8 million, respectively. For the six months ended September 30, 2012, RCM revenue for the RCM Services Division grew $5.9 million, or 25.5%, to $28.9 million compared to $23.0 million in the same prior year period. RCM revenue was positively impacted by the acquisition of Matrix which contributed $5.8 million in the current year. For the Hospital Solutions Division, maintenance and other services revenue for the six months ended September 30, 2012 increased 27.6% as compared to the same prior year period primarily because divisional maintenance revenue increased $1.5 million to $8.2 million from $6.7 million in the same prior year period. Hospital Solutions Division maintenance and other services revenue was positively impacted by new customers as well as contributions by the IntraNexus, CQI and Poseidon acquisitions.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the six months ended September 30, 2012 and 2011 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Six Months Ended September 30, 2012
QSI Dental Division	$3,907	$2,734	$—	$731	$7,372
NextGen Division	64,755	25,951	—	25,083	115,789
Hospital Solutions Division	8,225	—	—	1,704	9,929
RCM Services Division	396	162	28,887	1,744	31,189
Consolidated	$77,283	$28,847	$28,887	$29,262	$164,279
Six Months Ended September 30, 2011
QSI Dental Division	$3,767	$2,410	$—	$631	$6,808
NextGen Division	56,156	21,667	—	18,520	96,343
Hospital Solutions Division	6,729	—	—	1,050	7,779
RCM Services Division	64	—	23,023	1,722	24,809
Consolidated	$66,716	$24,077	$23,023	$21,923	$135,739

Maintenance revenue for the NextGen Division increased by $8.6 million for the six months ended September 30, 2012 as compared to the same prior year period.  The growth in maintenance revenue is primarily a result of increases related to net additional licenses from new clients and existing clients as well as a price increase that became effective during the quarter ended September 30, 2011.

The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base while the growth in RCM revenue is primarily attributable to the Matrix acquisition. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients. Growth in other services revenue is primarily due to increases in third-party annual software licenses, consulting services, SaaS fees and hosting services revenue.

Cost of Revenue. Cost of revenue for the six months ended September 30, 2012 increased 33.6% to $94.8 million from $70.9 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 40.4% from 34.1% driven primarily by a higher percentage of lower margin revenue streams such as implementation and RCM services as well as slight cost increases across all revenue categories.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the six months ended September 30, 2012 and 2011 (in thousands):

	Six Months Ended September 30,
	2012	%	2011	%
QSI Dental Division
Revenue	$9,800	100.0%	$9,607	100.0%
Cost of revenue	5,049	51.5%	4,358	45.4%
Gross profit	$4,751	48.5%	$5,249	54.6%
NextGen Division
Revenue	$173,521	100.0%	$157,114	100.0%
Cost of revenue	57,347	33.0%	43,706	27.8%
Gross profit	$116,174	67.0%	$113,408	72.2%
Hospital Solutions Division
Revenue	$19,536	100.0%	$15,744	100.0%
Cost of revenue	8,780	44.9%	4,008	25.5%
Gross profit	$10,756	55.1%	$11,736	74.5%
RCM Services Division
Revenue	$31,567	100.0%	$25,611	100.0%
Cost of revenue	22,224	70.4%	17,898	69.9%
Gross profit	$9,343	29.6%	$7,713	30.1%
Unallocated cost of revenue (1)	$1,359	N/A	$978	N/A
Consolidated
Revenue	$234,424	100.0%	$208,076	100.0%
Cost of revenue	94,759	40.4%	70,948	34.1%
Gross profit	$139,665	59.6%	$137,128	65.9%
_______________________________________
(1) Relates to the amortization of acquired software technology intangible assets

Gross profit margins at the QSI Dental Division for the six months ended September 30, 2012 decreased to 48.5% from 54.6% for the same prior year period. Gross profit margins at the NextGen Division for six months ended September 30, 2012 decreased to 67.0% compared to 72.2% for the same prior year period primarily due to decreased software sales. Gross margin in the Hospital Solutions Division decreased to 55.1% for the six months ended September 30, 2012 as compared to 74.5% for the same prior year period due to growth in implementation and training revenue which carries lower profit margins compared to software. Gross margin in the RCM Services Division decreased to 29.6% for the six months ended September 30, 2012 as compared to 30.1% for the same prior year period due to decreased software sales and an increase in RCM revenue which carries lower profit margins.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the six months ended September 30, 2012 and 2011:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Six Months Ended September 30, 2012
QSI Dental Division	7.0%	19.8%	14.3%	10.4%	51.5%	48.5%
NextGen Division	1.6%	11.6%	8.8%	11.0%	33.0%	67.0%
Hospital Solutions Division	3.9%	21.1%	0.0%	19.9%	44.9%	55.1%
RCM Services Division	0.0%	45.0%	1.2%	24.2%	70.4%	29.6%
Consolidated	1.8%	17.2%	7.3%	14.1%	40.4%	59.6%
Six Months Ended September 30, 2011
QSI Dental Division	7.5%	20.9%	8.9%	8.1%	45.4%	54.6%
NextGen Division	1.3%	11.8%	8.1%	6.6%	27.8%	72.2%
Hospital Solutions Division	3.3%	15.0%	0.0%	7.2%	25.5%	74.5%
RCM Services Division	0.0%	44.9%	2.0%	23.0%	69.9%	30.1%
Consolidated	1.5%	16.5%	6.7%	9.4%	34.1%	65.9%

During the six months ended September 30, 2012, hardware and third-party software constituted a higher portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services increased to 17.2% of consolidated revenue in the six months ended September 30, 2012 compared to 16.5% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $34.4 million in the six months ended September 30, 2011 to $40.4 million in the six months ended September 30, 2012, an increase of 17.6%, or approximately $6.0 million. Of the $6.0 million increase, approximately $2.7 million of the increase is related to the RCM Services Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $1.6 million in the NextGen Division, $1.8 million for the Hospital Solutions Division are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. Payroll and benefit expenses related to the QSI Dental Division remained consistent period over period. The amount of share-based compensation expense included in cost of revenue was not significant for six months ended September 30, 2012 and 2011.

Other cost of revenue, which primarily consists of third-party annual license, hosting costs and outsourcing costs, increased to 14.1% of total revenue during the six months ended September 30, 2012 as compared to 9.4% for the same period a year ago. Other expenses increased as a percentage of revenue primarily due to a lower percentage of revenue from software licenses which do not carry a significant amount of other expenses.

As a result of the foregoing events and activities, our gross profit percentage decreased to 59.6% for the six months ended September 30, 2012 versus 65.9% for the same prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2012 increased 21.1% to $74.5 million as compared to $61.6 million for the same prior year period. The increase in these expenses resulted primarily from:

•	$5.0 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$0.8 million increase in support services, depreciation and maintenance fees related to the April 1, 2012 go-live of our ERP system;

•	$1.1 million of acquisition related expenses, including fair value adjustments

•	$1.3 million of proxy contest related expenses; and

•	$4.8 million net increase in other selling and administrative expenses.

Share-based compensation expense was approximately $1.1 million and $1.5 million for the six months ended September 30, 2012 and 2011 and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 29.6% in the six months ended September 30, 2011 to 31.8% in the six months ended September 30, 2012.

Research and Development Costs. Research and development costs for the six months ended September 30, 2012 and 2011 were $14.8 million and $14.2 million, respectively. The slower growth in research and development expenses was primarily due to the achievement of technological feasibility for a major project, allowing us to begin to capitalize costs related to this project in the current period, offset by continued investment in enhancements to our specialty template development, preparation for ICD10 requirements, new products including NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”), and other enhancements to our existing products. Additions to capitalized software costs offset increases in research and development costs. For the six months ended September 30, 2012 and 2011, our additions to capitalized software were $14.1 million and $6.1 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. The $14.1 million in capitalized software added in the six month period ended September 30, 2012 included $3.0 million paid for the source code of a pharmacy system which supports Hospital Division customers as well as stepped up investments in the hospital business unit. Research and development costs as a percentage of revenue decreased to 6.3% in the six months ended September 30, 2012 from 6.8% for the same prior year period. We intend to continue to invest heavily in research and development expenses as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the six months ended September 30, 2012 and 2011.

Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets for the six months ended September 30, 2012 and 2011 were $2.5 million and $1.0 million, respectively.

Interest and Other Income (Expense). Total interest and other expense was not significant for the six months ended September 30, 2012 and 2011. Interest and other income consist primarily of dividends and interest earned on our investments along with foreign currency gains or losses for the period.

Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2012 and 2011 were $16.6 million and $20.9 million, respectively. The effective tax rate was 34.8% and 34.6% for the six months ended September 30, 2012 and 2011, respectively. The effective rate for the six months ended September 30, 2012 increased as compared to the same prior year period due to the expiration of the federal research and development income tax credit statute which expired on December 31, 2011 and is therefore not included in the current year provision. In addition, there were net benefits from the reduced state effective tax rate offset by net decreased benefit from stock based compensation and other discrete items.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the six months ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Six Months Ended September 30,
	2012	2011
Cash and cash equivalents	$117,043	$125,775
Net (decrease) increase in cash and cash equivalents	$(17,401)	$9,158
Net income	$31,188	$39,479
Net cash provided by operating activities	$28,656	$37,110
Number of days of sales outstanding	119	127

Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income plus adjustments to add back non-cash expenses, including depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation, changes in fair value of contingent consideration and deferred taxes.

The following table summarizes our consolidated statements of cash flows for the six months ended September 30, 2012 and 2011 (in thousands):

	Six Months Ended September 30,
	2012	2011
Net income	$31,188	$39,479
Non-cash expenses	16,566	12,956
Change in deferred revenue	(15,226)	6,155
Change in accounts receivable	(7,736)	(12,437)
Change in other assets and liabilities	3,864	(9,043)
Net cash provided by operating activities	$28,656	$37,110

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the six months ended September 30, 2012 and 2011.

Non-Cash Expenses. Non-cash expenses include depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts, share-based compensation, changes in fair value of contingent consideration and deferred taxes. Total non-cash expenses were $16.6 million and $13.0 million for the six months ended September 30, 2012 and 2011, respectively.

The $3.6 million increase in non-cash expenses for the six months ended September 30, 2012 as compared to the same prior year period is related to increases of approximately $0.8 million in depreciation, $1.0 million of amortization of capitalized software costs, $0.2 million of bad debt expense, $1.8 million of amortization of other intangibles and $0.9 million in fair value adjustments for contingent consideration, offset by a $0.3 million decrease in share-based compensation and a $0.8 million increase in deferred income tax benefit.

Deferred Revenue. Cash from operations was negatively impacted by a decrease in deferred revenues of approximately $15.2 million for the six months ended September 30, 2012 versus an increase of $6.2 million in the same prior year period. During the quarter ended March 31, 2012, the Company modified its standard payment terms for implementation services sold in conjunction with software to separate license fee payments from services and to bill for services as services are incurred. This change results in implementation service fees not being recorded as both accounts receivable and deferred revenue upon the execution of a contract. In future periods, deferred implementation and training revenue is not expected to increase as fast as prior periods due to this change in standard payment terms.

Accounts Receivable. Accounts receivable grew by approximately $7.7 million and $12.4 million for the six months ended September 30, 2012 and 2011, respectively. The increase in accounts receivable is due to the following factors:

•	Consolidated revenue grew 12.7% to $234.4 million compared to $208.1 million in the prior comparable period;

•
Accounts receivable growth was partially offset by a smaller amount of services sold in advance of being rendered. This is a result of the Company modifying its standard payment terms for implementation services sold in conjunction with software to separate license fee payments from services and instead billing for services as services are incurred. This change results in implementation service fees not being recorded as both accounts receivable and deferred revenue upon the execution of a contract; and

•
The turnover of accounts receivable measured in terms of days sales outstanding (“DSO”) decreased from 127 days to 119 days during the six months ended September 30, 2012 as compared the same prior year period. The decrease in DSO is primarily due to a change in the mix of revenue towards services versus systems sales which generally has a faster turnover of accounts receivable. DSO was also impacted by a smaller amount of services sold in advance as discussed above.

Provided turnover of accounts receivable, deferred revenue and profitability remain consistent with the 2012 fiscal year, we anticipate being able to continue generating cash from operations during fiscal year 2013 primarily from our net income.

Other Assets and Liabilities. Cash from operations in the six months ended September 30, 2012 was positively impacted by a net $3.9 million increase in other assets and liabilities compared to a net decrease of $9.0 million for the six months ended September 30, 2011. For the six months ended September 30, 2012, the $3.9 million change in other assets and liabilities is primarily the result of an increase in accounts payable of $3.7 million, an increase in other current liabilities of $8.7 million primarily due to the contingent consideration related to the acquisitions in the current period, partially offset by an increase in income tax receivable of $3.5 million, a decrease in accrued compensation of $2.0 million, driven primarily by a reduction in performance-based bonuses and commission accruals, and a $3.0 million net decrease in all other assets and liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended September 30, 2012 and 2011 was $26.1 million and $16.6 million, respectively. The $9.5 million increase in net cash used in investing activities during the six months ended September 30, 2012 as compared to the same prior year period is primarily due to net cash paid for the acquisitions of Matrix and Poseidon of $5.1 million and $2.0 million, respectively, in addition to increases of $14.1 million and $4.8 million, respectively, for capitalized software and equipment and improvements. The prior year period cash flows from investing activities included net cash paid for the acquisitions of IntraNexus and CQI of $3.3 million and $2.5 million, respectively, in addition to increases of $6.1 million and $4.7 million, respectively, for capitalized software and equipment and improvements.

Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended September 30, 2012 and 2011 was $20.0 million and $11.4 million, respectively. During the six months ended September 30, 2012, we received proceeds of $0.8 million from the exercise of stock options and paid $20.7 million in dividends to shareholders compared to proceeds of $6.8 million from the exercise of stock options and payments of $20.4 million in dividends to shareholders during the same prior year period.

We recorded a reduction in our tax benefit from share-based compensation of $2.3 million during the six months ended September 30, 2011 related to excess tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital. The tax benefit from share-based compensation was not significant for the six months ended September 30, 2012.

Cash and Cash Equivalents and Marketable Securities
At September 30, 2012, we had cash and cash equivalents of $117.0 million. We may use a portion of these funds towards future acquisitions although the timing and amount of funds to be used has not been determined. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We anticipate capital expenditures will increase in fiscal year 2013 and will be funded from cash on hand and cash flows from operations.

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

On October 25, 2012, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of December 14, 2012 with an expected distribution date on or about January 4, 2013.

Our Board of Directors declared the following dividends during the periods presented (stock split adjusted):

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 24, 2012	June 15, 2012	July 3, 2012	$0.175
July 25, 2012	September 14, 2012	October 5, 2012	$0.175
Fiscal year 2013			$0.350

May 25, 2011	June 17, 2011	July 5, 2011	$0.175
July 27, 2011	September 19, 2011	October 5, 2011	$0.175
October 26, 2011	December 20, 2011	January 5, 2012	$0.175
January 25, 2012	March 20, 2012	April 5, 2012	$0.175
Fiscal year 2012			$0.700

May 26, 2010	June 17, 2010	July 6, 2010	$0.150
July 28, 2010	September 17, 2010	October 5, 2010	$0.150
October 25, 2010	December 17, 2010	January 5, 2011	$0.150
January 26, 2011	March 17, 2011	April 5, 2011	$0.175
Fiscal year 2011			$0.625

Management believes that its cash and cash equivalents on hand at September 30, 2012, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for fiscal year 2013.

Contractual Obligations
The following table summarizes our significant contractual obligations, all of which relate to operating leases, at September 30, 2012 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

For the year ended March 31, 2013 (remaining six months)	$4,113
2014	7,238
2015	6,167
2016	5,528
2017 and beyond	8,150
$31,196

Recent Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There is little to no market risk as we currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds and short-term U.S. Treasury securities with maturities of 90 days or less at the time of purchase.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have experienced legal claims by customers regarding product and contract disputes and by other third parties asserting that we have infringed their intellectual property rights. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any such claim, even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks in our “Item 1A. Risk Factors” section of our Annual Report.

ITEM 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE AND SAFETY DISCLOSURES

Not Applicable

ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1✓
Employment Arrangement dated September 19, 2012 between Quality Systems, Inc., and Daniel Morefield, is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 25, 2012.

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

✓ This exhibit is a management contract or a compensatory plan or arrangement.

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

QUALITY SYSTEMS, INC.
Date:	November 2, 2012	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2012	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)