Form 10-Q
period 2012-12-31
QUALITY SYSTEMS, INC
filed 2013-02-06
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of outstanding shares of the Registrant’s common stock as of January 28, 2013 was 59,534,835 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$101,702	$134,444
Restricted cash	5,155	1,962
Marketable securities	4,987	4,987
Accounts receivable, net	151,495	145,756
Inventories	3,912	3,715
Income taxes receivable	1,864	2,628
Deferred income taxes, net	10,127	10,127
Other current assets	7,276	9,090
Total current assets	286,518	312,709
Equipment and improvements, net	20,930	17,841
Capitalized software costs, net	32,881	19,994
Intangibles, net	29,415	23,259
Goodwill	63,161	60,776
Other assets	7,315	5,773
Total assets	$440,220	$440,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,563	$4,532
Deferred revenue	63,001	83,108
Accrued compensation and related benefits	8,595	11,870
Dividends payable	—	10,354
Other current liabilities	27,750	19,568
Total current liabilities	105,909	129,432
Deferred revenue, net of current	1,307	1,293
Deferred income taxes, net	4,096	5,351
Deferred compensation	3,454	3,497
Other noncurrent liabilities	4,368	5,602
Total liabilities	119,134	145,175
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock $0.01 par value; authorized 100,000 shares; issued and outstanding 59,535 and 59,180 shares at December 31, 2012 and March 31, 2012, respectively	595	592
Additional paid-in capital	179,306	169,033
Accumulated other comprehensive loss	(45)	(45)
Retained earnings	141,230	125,597
Total shareholders’ equity	321,086	295,177
Total liabilities and shareholders’ equity	$440,220	$440,352
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Software and hardware	$21,899	$35,074	$71,463	$95,845
Implementation and training services	7,266	6,555	27,847	18,121
System sales	29,165	41,629	99,310	113,966
Maintenance	39,463	36,245	116,746	102,961
Electronic data interchange services	15,209	12,101	44,056	36,178
Revenue cycle management and related services	15,015	11,147	43,902	34,170
Other services	15,658	11,643	44,920	33,566
Maintenance, EDI, RCM and other services	85,345	71,136	249,624	206,875
Total revenues	114,510	112,765	348,934	320,841
Cost of revenue:
Software and hardware	4,660	4,622	16,055	13,423
Implementation and training services	7,221	5,994	23,873	15,119
Total cost of system sales	11,881	10,616	39,928	28,542
Maintenance	5,259	4,412	14,811	12,260
Electronic data interchange services	9,852	7,890	28,251	23,816
Revenue cycle management and related services	10,918	8,405	32,344	25,687
Other services	8,686	7,011	26,021	18,977
Total cost of maintenance, EDI, RCM and other services	34,715	27,718	101,427	80,740
Total cost of revenue	46,596	38,334	141,355	109,282
Gross profit	67,914	74,431	207,579	211,559
Operating expenses:
Selling, general and administrative	35,532	33,096	110,045	94,651
Research and development costs	7,786	8,277	22,634	22,462
Amortization of acquired intangible assets	1,212	543	3,665	1,545
Total operating expenses	44,530	41,916	136,344	118,658
Income from operations	23,384	32,515	71,235	92,901
Interest income (expense), net	13	55	(14)	212
Other expense	(122)	(218)	(115)	(400)
Income before provision for income taxes	23,275	32,352	71,106	92,713
Provision for income taxes	7,649	11,247	24,292	32,129
Net income	$15,626	$21,105	$46,814	$60,584
Other comprehensive income (loss):
Foreign currency translation (net of $0 tax)	10	(9)	—	(7)
Unrealized loss on AFS securities (net of $0 tax)	—	(12)	—	(35)
Comprehensive income	$15,636	$21,084	$46,814	$60,542
Net income per share:
Basic	$0.26	$0.36	$0.79	$1.03
Diluted	$0.26	$0.36	$0.79	$1.03
Weighted-average shares outstanding:
Basic	59,400	58,847	59,343	58,623
Diluted	59,405	59,128	59,411	58,943
Dividends declared per common share	$0.175	$0.175	$0.525	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$46,814	$60,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,075	3,853
Amortization of capitalized software costs	7,261	5,994
Amortization of other intangibles	5,694	3,175
Provision for bad debts	4,324	3,839
Share-based compensation	1,966	2,465
Deferred income tax benefit	(1,255)	—
Excess tax benefit from share-based compensation	49	(2,457)
Change in fair value of contingent consideration	998	—
Loss on disposal of equipment and improvements	—	71
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(8,665)	(22,312)
Inventories	(197)	(1,261)
Income taxes receivable	715	(5,053)
Other current assets	(878)	1,972
Other assets	(1,543)	303
Accounts payable	1,285	1,367
Deferred revenue	(20,111)	13,336
Accrued compensation and related benefits	(3,275)	749
Income taxes payable	—	(1,073)
Other current liabilities	10,596	(7,574)
Deferred compensation	(43)	637
Other non-current liabilities	(3,965)	3,127
Net cash provided by operating activities	44,845	61,742
Cash flows from investing activities:
Additions to capitalized software costs	(20,148)	(9,577)
Additions to equipment and improvements	(7,159)	(7,372)
Proceeds for disposal of equipment and improvements	—	11
Cash acquired from purchase of ViaTrack	—	10
Purchase of ViaTrack	—	(5,710)
Cash acquired from purchase of CQI	—	222
Purchase of CQI	—	(2,737)
Purchase of IntraNexus	—	(3,279)
Purchase of Poseidon	(2,033)	—
Purchase of Matrix	(5,073)	—
Net cash used in investing activities	(34,413)	(28,432)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	(49)	2,457
Proceeds from exercise of stock options	763	7,346
Dividends paid	(41,535)	(30,684)
Payment of contingent consideration related to acquisitions	(2,353)	—
Net cash used in financing activities	(43,174)	(20,881)
Net (decrease) increase in cash and cash equivalents	(32,742)	12,429
Cash and cash equivalents at beginning of period	134,444	116,617
Cash and cash equivalents at end of period	$101,702	$129,046

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$24,691	$38,254
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities, net of tax	$—	$(34)
Common stock issued at fair value for ViaTrack earnout settlement	$3,001	$—
Common stock issued at fair value for Opus earnout settlement	$—	$11,888
Effective May 1, 2012, the Company acquired Poseidon in a transaction summarized as follows:
Fair value of assets acquired	$2,551
Cash paid	(2,033)
Purchase price holdback	(500)
Liabilities assumed	$18
Effective April 16, 2012, the Company acquired Matrix in a transaction summarized as follows:
Fair value of assets acquired	$14,587
Cash paid	(5,073)
Common stock issued at fair value	(3,953)
Purchase price holdback	(853)
Fair value of contingent consideration	(2,862)
Fair value of non-compete agreement (liability)	(1,100)
Liabilities assumed	$746
Effective November 14, 2011, the Company acquired ViaTrack in a transaction summarized as follows:
Fair value of net assets acquired		$11,048
Cash paid		(5,710)
Common stock issued at fair value		(1,068)
Purchase price holdback		(1,187)
Fair value of contingent consideration		(2,958)
Liabilities assumed		$125
Effective July 26, 2011, the Company acquired CQI in a transaction summarized as follows:
Fair value of assets acquired		$11,417
Cash paid		(2,737)
Common stock issued at fair value		(2,864)
Purchase price holdback		(600)
Fair value of contingent consideration		(2,346)
Liabilities assumed		$2,870
Effective April 29, 2011, the Company acquired IntraNexus in a transaction summarized as follows:
Fair value of assets acquired		$4,524
Cash paid		(3,279)
Purchase price holdback		(125)
Fair value of contingent consideration		(800)
Liabilities assumed		$320

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

Basis of Presentation. The accompanying unaudited consolidated financial statements as of December 31, 2012 and for the three and nine months ended December 31, 2012 and 2011 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Amounts related to disclosures of March 31, 2012 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Goodwill. The Company tests goodwill for impairment annually during its first fiscal quarter, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit.
During the quarter ended December 31, 2012, certain events and circumstances indicated the possibility that the carrying amount of goodwill could potentially be impaired. See Note 4.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Costs and expenses:
Cost of revenue	$51	$71	$200	$190
Research and development costs	76	56	209	133
Selling, general and administrative	456	677	1,557	2,142
Total share-based compensation	583	804	1,966	2,465
Income tax benefit	(174)	(298)	(621)	(916)
Decrease in net income	$409	$506	$1,345	$1,549

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

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2012 and March 31, 2012:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	December 31, 2012
ASSETS
Cash and cash equivalents (1)	$101,702	$101,702	$—	$—
Restricted cash	5,155	5,155	—	—
Marketable securities (2)	4,987	4,987	—	—
	$111,844	$111,844	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$5,062	$—	$—	$5,062
	$5,062	$—	$—	$5,062

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2012
ASSETS
Cash and cash equivalents (1)	$134,444	$134,444	$—	$—
Restricted cash	1,962	1,962	—	—
Marketable securities (2)	4,987	4,987	—	—
	$141,393	$141,393	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$6,556	$—	$—	$6,556
	$6,556	$—	$—	$6,556
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

The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the nine months ended December 31, 2012:

Total Liabilities
Balance as of April 1, 2012	$6,556
Acquisitions (Note 3)	2,862
Earnout payments (1)	(5,354)
Fair value adjustments	998
Balance as of December 31, 2012	$5,062
_______________________
(1) Earnout payments comprised of $2,353 in cash and $3,001 in common stock

Non-Recurring Fair Value Measurements

The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the nine months ended December 31, 2012, there were no adjustments to fair value of such assets, except for the intangible assets acquired from Matrix and The Poseidon Group, Inc. ("Poseidon") as discussed further below.

3. Business Combinations

On May 1, 2012, the Company acquired Poseidon, a leading provider of hospital emergency department documentation and web-based electronic medical record solutions. The Poseidon purchase price totaled $2,533. Poseidon operates under the Hospital Solutions Division.

On April 16, 2012, the Company acquired Matrix, a provider of revenue cycle management services, healthcare IT solutions and training, implementation and support centered around the NextGen Division's suite of practice management software and electronic health record solutions. The Matrix purchase price totaled $13,841. The purchase price included contingent consideration payable over an 18-month period with a fair value of $2,862, which shall not exceed $4,000. The goodwill associated with this acquisition is deductible for tax purposes. Matrix operates under the RCM Services Division.

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

The total purchase price for the Matrix and Poseidon acquisitions during the nine months ended December 31, 2012 are summarized as follows:

	Matrix	Poseidon
Cash paid	$5,073	$2,033
Purchase price holdback	853	500
Common stock issued at fair value	3,953	—
Contingent consideration	2,862	—
Future payments for non-compete agreement	1,100	—
Total purchase price	$13,841	$2,533

The following table summarizes the final purchase price allocations for the Matrix and Poseidon acquisitions:

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

4. Goodwill

The Company does not amortize goodwill as it has been determined to have an indefinite useful life.

Goodwill by division consists of the following:

	March 31, 2012	Acquisitions	December 31, 2012
QSI Dental Division
ViaTrack Systems, LLC	$7,289	$—	$7,289
Total QSI Dental Division goodwill	7,289	—	7,289
NextGen Division
NextGen Healthcare Information Systems, LLC	1,840	—	1,840
Total NextGen Division goodwill	1,840	—	1,840
Hospital Solutions Division
The Poseidon Group, Inc.	—	419	419
CQI Solutions, Inc.	4,863	—	4,863
IntraNexus, Inc.	1,903	—	1,903
Opus Healthcare Solutions, Inc.	13,537	—	13,537
Sphere Health Systems, Inc.	1,020	—	1,020
Total Hospital Solutions Division goodwill	21,323	419	21,742
RCM Services Division
Matrix Management Solutions, LLC	—	1,966	1,966
Practice Management Partners, Inc.	19,485	—	19,485
Healthcare Strategic Initiatives	10,839	—	10,839
Total RCM Services Division goodwill	30,324	1,966	32,290
Total goodwill	$60,776	$2,385	$63,161

During the quarter ended December 31, 2012, certain events and circumstances indicated the possibility that the carrying amount of goodwill of the Hospital Solutions Division (“Hospital reporting unit”) could potentially be impaired. The primary factor giving rise to this consideration was the recent operating performance of the Hospital reporting unit which reported a net loss from operations for both the quarters ended September 30, 2012 and December 31, 2012. Prior to these periods, the Hospital reporting unit had consistently generated income from operations. In the quarter ended September 30, 2012, the Hospital reporting unit began experiencing a decline in operating performance attributable to the aggregation of several factors, including: a) higher costs related to the expansion of implementation and support infrastructure; b) increased investment in selling, general, and administrative costs; c) a reduction in maintenance revenue; d) comparatively lower system sales revenues, and e) higher levels of sales credits. As of September 30, 2012, the circumstances that gave rise to the operating loss for the quarter then ended did not appear to be long-term in nature. However, prior to the end of the quarter ended December 31, 2012, the Company anticipated that the Hospital reporting unit would incur a sequential operating loss. Such expectation indicated that the goodwill of the Hospital reporting unit could potentially be impaired.
Based upon the above, the Company performed an assessment of the fair value of all of its reporting units, which concluded that all reporting units have a fair value in excess of 100% of their respective carrying amounts, with the exception of the Hospital reporting unit, which had an excess of fair value over its carrying amount of approximately 30%. Total goodwill in this division as of December 31, 2012 is $21.7 million. As a result, the Company concluded that no goodwill impairment existed in any of its reporting units as of December 31, 2012. The Company will continue to monitor the operating performance of its reporting units in future periods, however, for evidence of additional indicators of potential impairment.

The assessment of fair value of all of our reporting units during the quarter ended December 31, 2012 was based upon discounted cash flow analysis and a market approach, in which the valuation of comparable business enterprises is considered. The total of the values ascribed to the components of our business was also evaluated in light of our market capitalization, as of the valuation date.

Key assumptions affecting the results of the discounted cash flow analysis include our future revenues and operating margins. For the Hospital Solutions Division, revenue-related assumptions include sustained growth in revenues from future systems sales and improvements in operating efficiency, over time. We believe that sustained growth in our system sales will be achievable if we are able to effectively execute our growth strategies, including the expanded use of the NextGen Division sales force to cross sell hospital products to both new and existing NextGen Division customers. We also believe that we will be able to generate operational improvements and efficiencies in our implementation of new customers and that there continues to be meaningful opportunity in the Hospital Solutions Division market. Though we have confidence in our assumptions and the future performance of the Hospital Solutions Division, if the Hospital Solutions Division fails to achieve sustained revenue growth and improved operating margins, the fair value of the reporting unit could be negatively impacted, resulting in an impairment of goodwill and/or other intangible assets.

5. Intangible Assets

In connection with the Poseidon acquisition, the Company recorded $1,950 of intangible assets related to customer relationships and software technology. The Company is amortizing the customer relationships over five years and the software technology over five years.

In connection with the Matrix acquisition, the Company recorded $9,900 of intangible assets related to a trade name, customer relationships and non-compete agreements. The Company is amortizing the trade name over six months, the customer relationships over five years and the non-compete agreements over four years.

The Company’s definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	December 31, 2012
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$23,156	$2,018	$20,509	$45,683
Accumulated amortization	(8,976)	(1,030)	(6,262)	(16,268)
Net intangible assets	$14,180	$988	$14,247	$29,415

	March 31, 2012
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$13,706	$768	$19,359	$33,833
Accumulated amortization	(5,901)	(606)	(4,067)	(10,574)
Net intangible assets	$7,805	$162	$15,292	$23,259

Activity related to the intangible assets for the nine months ended December 31, 2012 and 2011 is summarized as follows:

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2012	$7,805	$162	$15,292	$23,259
Acquisition	9,450	1,250	1,150	11,850
Amortization (1)	(3,075)	(424)	(2,195)	(5,694)
Balance as of December 31, 2012	$14,180	$988	$14,247	$29,415

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2011	$6,327	$208	$10,355	$16,890
Acquisition	3,500	130	7,240	10,870
Amortization (1)	(1,420)	(125)	(1,630)	(3,175)
Balance as of December 31, 2011	$8,407	$213	$15,965	$24,585
_____________________________
(1) Amortization of the customer relationships and the trade name & contracts intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software and hardware.

The following table represents the remaining estimated amortization of definite-lived intangible assets as of December 31, 2012:

For the year ended March 31,
2013 (remaining three months)	$1,864
2014	7,391
2015	6,335
2016	5,998
2017 and beyond	7,827
Total	$29,415

6. Capitalized Software Costs

The Company’s capitalized software development costs are summarized as follows:

	December 31, 2012	March 31, 2012
Gross carrying amount	$85,369	$65,221
Accumulated amortization	(52,488)	(45,227)
Net capitalized software costs	$32,881	$19,994

Activity related to net capitalized software costs for the nine months ended December 31, 2012 and 2011 is summarized as follows:

	2012	2011
Balance as of April 1	$19,994	$15,150
Capitalized	20,148	9,577
Amortization	(7,261)	(5,994)
Balance as of December 31	$32,881	$18,733

The following table represents the remaining estimated amortization of capitalized software costs as of December 31, 2012:

For the year ended March 31,
2013 (remaining three months)	$2,841
2014	13,387
2015	9,931
2016	5,547
2017 and beyond	1,175
Total	$32,881

7. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	December 31, 2012	March 31, 2012
Accounts receivable, gross	$160,745	$154,237
Allowance for doubtful accounts	(9,250)	(8,481)
Accounts receivable, net	$151,495	$145,756

Inventories are summarized as follows:

	December 31, 2012	March 31, 2012
Computer systems and components	$3,912	$3,709
Miscellaneous parts	—	6
Inventories	$3,912	$3,715

Equipment and improvements are summarized as follows:

	December 31, 2012	March 31, 2012
Computer equipment	$29,936	$24,936
Furniture and fixtures	7,445	6,358
Leasehold improvements	6,983	4,906
	44,364	36,200
Accumulated depreciation and amortization	(23,434)	(18,359)
Equipment and improvements, net	$20,930	$17,841

Current and non-current deferred revenue are summarized as follows:

	December 31, 2012	March 31, 2012
Maintenance	$12,543	$12,742
Implementation services	38,110	55,235
Annual license services	8,854	11,730
Undelivered software and other	3,494	3,401
Deferred revenue	$63,001	$83,108
Deferred revenue, net of current	$1,307	$1,293

Accrued compensation and related benefits are summarized as follows:

	December 31, 2012	March 31, 2012
Payroll, bonus and commission	$746	$4,890
Vacation	7,849	6,980
Accrued compensation and related benefits	$8,595	$11,870

Other current and non-current liabilities are summarized as follows:

	December 31, 2012	March 31, 2012
Contingent consideration and other liabilities related to acquisitions	$7,640	$5,482
Care services liabilities	5,155	1,962
Accrued Consulting and Outside Services	2,928	880
Users Group Meeting (UGM) deposits	2,106	—
Accrued royalties	1,635	1,974
Accrued EDI expense	1,250	2,588
Self insurance reserve	942	934
Sales tax payable	765	527
Deferred rent	728	610
Outside commission payable	498	520
Accrued travel	415	509
Customer deposits	136	1,297
Other accrued expenses	3,552	2,285
Other current liabilities	$27,750	$19,568

Deferred rent	$2,510	$2,476
Contingent consideration and other liabilities related to acquisitions	1,720	2,989
Other liabilities	138	137
Other non-current liabilities	$4,368	$5,602

8. Income Tax

The provision for income taxes for the three months ended December 31, 2012 and 2011 was approximately $7.6 million and $11.2 million, respectively. The effective tax rates were 32.9% and 34.8% for the three months ended December 31, 2012 and 2011, respectively. The effective tax rate decreased as compared to the prior year period as a result of increased benefit of discrete items, principally as the result of the lower level of taxable income in the current period. In addition, the effective tax rate reflects a reduction in the Company's composite state effective tax rate for the three months ended December 31, 2012, largely offset by the absence of a research and development tax credit in such period, due to the expiration of the applicable federal statute on December 31, 2011.

The provision for income taxes for the nine months ended December 31, 2012 and 2011 was approximately $24.3 million and $32.1 million, respectively. The effective tax rates were 34.2% and 34.7% for the nine months ended December 31, 2012 and 2011, respectively. The effective tax rate decreased slightly due to a reduction in the Company's composite state effective tax rate, largely offset by the absence of a research and development tax benefit in the current year, as described above.

Uncertain tax positions
As of December 31, 2012, the Company had recorded a liability of $563 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, this amount would reduce the Company’s effective tax rate. The tax liability decreased from the prior year period by $174 due to changes in contingent liability reserves and certain tax positions related to acquired companies.

The Company's income tax returns filed for tax years 2010 through 2012 and 2008 through 2012 are subject to examination by the federal and state taxing authorities, respectively. The Company is not currently under examination by the Internal Revenue Service. The Company is under routine examination by six state income tax authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

9. Earnings per Share

The Company provides dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares discussed below are in thousands.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income	$15,626	$21,105	$46,814	$60,584
Basic net income per share:
Weighted-average shares outstanding — Basic	59,400	58,847	59,343	58,623
Basic net income per common share	$0.26	$0.36	$0.79	$1.03

Net income	$15,626	$21,105	$46,814	$60,584
Diluted net income per share:
Weighted-average shares outstanding — Basic	59,400	58,847	59,343	58,623
Effect of potentially dilutive securities	5	281	68	320
Weighted-average shares outstanding — Diluted	59,405	59,128	59,411	58,943
Diluted net income per common share	$0.26	$0.36	$0.79	$1.03

The computation of diluted net income per share does not include 1,250 and 1,027 options to acquire shares of common stock for the three and nine months ended December 31, 2012, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

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

Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 8,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than 10 years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of December 31, 2012, there were 40,000 outstanding options related to the 1998 Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than 10 years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of December 31, 2012, there were 1,226,711 outstanding options and 2,915,963 shares available for future grant related to the 2005 Plan.

A summary of stock option transactions during the nine months ended December 31, 2012 follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2012	988,337	$32.09	5.4
Granted	516,500	28.65	7.4
Exercised	(45,366)	16.83	0.5	$24
Forfeited/Canceled	(192,760)	32.61	5.9
Outstanding, December 31, 2012	1,266,711	$31.18	5.7	$21
Vested and expected to vest, December 31, 2012	1,212,844	$31.11	5.7	$21
Exercisable, December 31, 2012	362,636	$27.30	3.4	$21

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Expected life	5.0 years	4.3 years
Expected volatility	41.3% - 45.1%	41.2%
Expected dividends	2.4% - 4.0%	1.6%
Risk-free rate	0.7% - 0.8%	1.8%

The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2012 and 2011 was $8.37 and $13.32 per share, respectively.

The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 6.2% and 3.9% for employee options for the nine months ended December 31, 2012 and 2011, respectively, and 0.0% for director options for the nine months ended December 31, 2012 and 2011. Forfeiture rates are adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

During the nine months ended December 31, 2012, a total of 516,500 options to purchase shares of common stock were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2013 and 2012 is as follows:

	Number of		Vesting
Option Grant Date	Shares	Exercise Price	Terms (1)	Expires
November 5, 2012	5,000	$17.68	Five years	November 5, 2020
September 25, 2012	20,000	$18.42	Five years	September 25, 2020
May 24, 2012	346,000	$29.17	Five years	May 24, 2020
May 24, 2012	30,000	$29.17	Four years	May 24, 2020
May 23, 2012	115,500	$29.45	Five years	May 23, 2020
Fiscal year 2013 option grants	516,500
May 31, 2011	459,400	$43.04	Five years	May 31, 2019
Fiscal year 2012 option grants	459,400
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.

Performance-Based Awards

On May 24, 2012, the Board of Directors approved its fiscal year 2013 equity incentive program for certain employees to be awarded options to purchase the Company’s common stock. The maximum number of options available under the equity incentive program plan is 600,000, of which 220,000 are reserved for the Company’s named executive officers and 380,000 for non-executive employees of the Company. Under the program, executives are eligible to receive cash bonuses and options based on meeting certain target increases in EPS performance and revenue and operating income growth during fiscal year 2013. Under the program, the non-executive employees are eligible to receive options based on satisfying certain management established criteria and recommendations of senior management. The options shall be issued pursuant to one of the Company’s shareholder approved option plans, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years and vesting in five equal annual installments commencing one year following the date of grant.

Compensation expense associated with the performance based awards under the Company’s equity incentive plans are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and recorded stock compensation expense related to the performance based awards of approximately $419 during the nine months ended December 31, 2011. Stock compensation expense related to the performance based awards was not significant for the nine months ended December 31, 2012. See the assumptions used below.

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Expected life	5.0 years	4.3 years
Expected volatility	41.7% - 45.0%	41.2% - 42.2%
Expected dividends	2.5% - 4.0%	1.4% - 1.9%
Risk-free rate	0.6% - 0.7%	0.8% - 1.8%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the nine months ended December 31, 2012 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2012	778,319	$10.76
Granted	516,500	8.37
Vested	(197,984)	8.29
Forfeited/Canceled	(192,760)	10.45
Outstanding, December 31, 2012	904,075	$10.01

As of December 31, 2012, $6,662 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.7 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2012 and 2011 was $1,641 and $1,767, respectively.

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

The Company recorded compensation expense related to restricted stock of approximately $450 and $394 for the nine months ended December 31, 2012 and 2011, respectively. Restricted stock activity for the nine months ended December 31, 2012 follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2012	30,001	$36.32
Granted	20,939	19.13
Vested	(17,667)	31.95
Outstanding, December 31, 2012	33,273	$26.79

As of December 31, 2012, $680 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

11. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2012. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

12. Commitments, Guarantees and Contingencies

Commitments and Guarantees
The Company's software license agreements include a performance guarantee that the Company's software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, the Company has not incurred any significant costs associated with its performance guarantee or other related warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties. Certain arrangements also include performance guarantees related to response time, availability for operational use, and other performance-related guarantees. Certain arrangements also include penalties in the form of maintenance credits should the performance of the software fail to meet the performance guarantees. To date, the Company has not incurred any significant costs associated with these warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties.
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
The Company's standard sales agreements contain an indemnification provision pursuant to which it shall indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, any copyright or other intellectual property infringement claim by any third-party with respect to its software. As the Company has not incurred any significant costs to defend lawsuits or settle claims related to these indemnification agreements, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnification obligations.
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

Operating segment data is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenue:
QSI Dental Division	$5,088	$4,863	$14,886	$14,469
NextGen Division	85,757	85,900	259,277	243,015
Hospital Solutions Division	7,365	9,928	26,903	25,671
RCM Services Division	16,300	12,074	47,868	37,686
Consolidated revenue	$114,510	$112,765	$348,934	$320,841

Operating income:
QSI Dental Division	$1,265	$620	$2,413	$2,518
NextGen Division	30,906	35,240	93,643	98,875
Hospital Solutions Division	(1,334)	3,406	(152)	8,919
RCM Services Division	2,090	1,238	5,732	4,377
Unallocated corporate expense (1)	(9,543)	(7,989)	(30,401)	(21,788)
Consolidated operating income	$23,384	$32,515	$71,235	$92,901
_________________________________
(1) Unallocated corporate expense includes eliminations relating to QSIH revenues and related expenses included in the results of operating segments. For the nine months ended December 31, 2012 and 2011, eliminations were not significant.

Management evaluates performance based upon stand-alone segment operating income. Because the Company does not evaluate performance based upon return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

14. Subsequent Events

On January 23, 2013, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of March 15, 2013 with an expected distribution date on or about April 5, 2013.
In January 2013, Congress enacted a tax law to extend the Federal research and development tax credit ("R&D Credit") retroactive to January 1, 2012 and through December 31, 2013.  As a result of the timing of this legislative change, the Company was not entitled to recognize any portion of the expected tax benefit relating to the 2012 R&D Credit for the nine months ended December 31, 2012. The full expected fiscal year benefit of this credit will be recognized in the provision for income taxes in the quarter ended March 31, 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act ("ARRA") and The Patient Protection and Affordable Care Act, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Report on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

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

•	Company Overview. This section provides a more detailed description of our Company, its operating segments, and the products and services we offer.

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

Management Overview

Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions (each, a "Division") which are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Hospital Solutions Division (formerly Inpatient Solutions) and (iv) the RCM Services Division (formerly Practice Solutions). In fiscal year 2011, we opened a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”). We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.

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

We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, financial incentives from the ARRA to physicians who adopt electronic health records, as well as increased adoption rates for electronic health records and other technology in the healthcare arena. We also believe that healthcare reform and the movement towards pay for performance/quality initiatives will also stimulate demand for robust electronic health record solutions as well as new HIT solutions from bundled billing capabilities to patient engagement and population health management.

While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the market for physician based electronic health records software is becoming increasingly saturated while physician group practices are rapidly being consolidated by hospital, insurance payers and other entities. Hospital software providers are leveraging their position with their hospital customers to gain market share with hospital owned physician practices. Insurance providers and large physician groups are also consolidating physician offices creating additional opportunity for ambulatory software providers such as NextGen. Our strategy is to focus addressing upcoming needs of accountable care organizations around interoperability, patient engagements, population health, and data analytics. We believe that our core strength lies in the central role our software products and services play in the delivery of healthcare by the primary physician in an ambulatory setting. We intend to remain at the forefront of upcoming new regulatory requirements including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We intend to continue the development and enhancement of our software solutions to support healthcare reform and the transition from fee for service to pay for performance/quality initiatives such as accountable care organizations. Key elements of our future software development will be to continue to integrate our ambulatory and inpatient products, making our products more intuitive and easy to use, and enhancing our ability to deliver our software over the cloud with the latest technology.

We also want to continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation and support, to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, to add new clients through maintaining and expanding sales, marketing and product development activities and to expand our relationship with existing clients through delivery of add-on and complementary products and services while continuing our gold-standard commitment of service in support of our client satisfaction programs. We believe that our growing customer base that is using our software on a daily basis is a strategic asset, and we intend to expand our product and service offerings towards this customer base in order to leverage this strategic asset.

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

As described in Note 1 “Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements included in this report, we determined during the quarter ended December 31, 2012 that certain events and circumstances indicated the possibility that the carrying amount of goodwill of the Hospital Solutions Division ("Hospital reporting unit") could potentially be impaired.

The primary factor giving rise to this consideration is the recent operating performance of the Hospital reporting unit which reported a net loss from operations for both the quarters ended September 30, 2012 and December 31, 2012. Prior to these periods, the Hospital reporting unit had consistently generated income from operations. In the quarter ended September 30, 2012, the Hospital reporting unit began experiencing a decline in operating performance attributable to the aggregation of several factors, including: a) higher costs related to the expansion of implementation and support infrastructure; b) increased investment in selling, general, and administrative costs; and c) a reduction in maintenance revenue; d) comparatively lower systems sales revenues; and e) higher levels of sales credits. As of September 30, 2012, the circumstances that gave rise to the operating loss for the quarter then ended did not appear to be long-term in nature. However, prior to the end of the quarter ended December 31, 2012, the Company anticipated that the Hospital reporting unit would incur a sequential operating loss. Such expectation indicated that goodwill of the Hospital reporting unit could potentially be impaired.

Based upon the above, we performed an assessment of the fair value of all of our reporting units, which concluded that all reporting units have a fair value in excess of 100% of their respective carrying amounts, with the exception of the Hospital reporting unit, which had an excess of fair value over its carrying amount of approximately 30%. Total goodwill in this division as of December 31, 2012 is $21.7 million. As a result, we concluded that no goodwill impairment existed in any of our reporting units as of December 31, 2012. We will continue to monitor the operating performance of our reporting units in future periods, however, for evidence of additional indicators of potential impairment.

The assessment of fair value of all of our reporting units during the quarter ended December 31, 2012 was based upon discounted cash flow analysis and a market approach, in which the valuation of comparable business enterprises is considered. The total of the values ascribed to the components of our business was also evaluated in light of our market capitalization, as of the valuation date.

Key assumptions affecting the results of the discounted cash flow analysis include our future revenues and operating margins. For the Hospital Solutions Division, revenue-related assumptions include sustained growth in revenues from future systems sales and improvements in operating efficiency, over time. We believe that sustained growth in our system sales will be achievable if we are able to effectively execute our growth strategies, including the expanded use of the NextGen Division sales force to cross sell hospital products to both new and existing NextGen Division customers. We also believe that we will be able to generate operational improvements and efficiencies in our implementation of new customers and that there continues to be meaningful opportunity in the Hospital Solutions Division market. Though we have confidence in our assumptions and the future performance of the Hospital Solutions Division, if the Hospital Solutions Division fails to achieve sustained revenue growth and improved operating margins, the fair value of the reporting unit could be negatively impacted, resulting in an impairment of goodwill and/or other intangible assets.

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

The Divisions have historically operated as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams and branding. However, there are a growing number of customers who are simultaneously utilizing software or services from more than one of our Divisions. In an effort to encourage this cross selling of our products and services between Divisions, we are in the process of further integrating our ambulatory and inpatient products to provide a more robust and comprehensive platform to offer our customers. The Divisions also share the resources of our “corporate office,” which includes a variety of accounting and other administrative functions.

In September, 2012, we announced certain organizational changes to achieve greater efficiency and integration in our operations as well as to enhance our ability to cross sell products and services to our customers. The changes consolidated Sales, Marketing, Information Technology, and Software Development responsibilities into separate Company-wide roles. We also announced the hiring of a Chief Operating Officer, reporting directly to the Chief Executive Officer responsible for the operations of the Company. We are continuing to evaluate the organizational structure of the Company with the objective to achieve greater synergies and further integration of our products and services.

The QSI Dental Division, NextGen Division, and Hospital Solutions Division develop and market practice management software that is designed to automate and streamline a number of the administrative functions required for operating a medical, dental, or hospital practice, such as patient scheduling and billing. It is important to note that since in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices, we actively compete for the replacement market. These Division's also develop and market software that automates patient records in physician practices, community health centers (CHC's) and hospital settings. In this patient records area of our business, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems. The Hospital Solutions Division develops and markets an equivalent practice management software product, which performs administrative functions required for operating a small hospital as well as physician documentation and computerized physician order entry (CPOE) charting. The RCM Services Division provides technology solutions and consulting services to cover the full spectrum of healthcare providers' RCM needs, with a primary focus on billing and collection services.

In January 2011, QSIH was formed in Bangalore, India to function as our India-based captive to offshore technology application development and business processing services.

We continue to pursue product and service enhancement initiatives within each of our Divisions. The majority of such expenditures are currently targeted to the NextGen and Hospital Solutions Division product lines and client bases.

The following table reflects our reported segment revenue and segment revenue growth by Division for the three and nine months ended December 31, 2012 and 2011:

	Segment Revenue Breakdown
	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
QSI Dental Division	4.4%	4.3%	4.3%	4.5%
NextGen Division	75.0%	76.2%	74.3%	75.8%
Hospital Solutions Division	6.4%	8.8%	7.7%	8.0%
RCM Services Division	14.2%	10.7%	13.7%	11.7%
Consolidated	100.0%	100.0%	100.0%	100.0%

	Segment Revenue Growth
	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
QSI Dental Division	4.6%	12.5%	2.9%	1.0%
NextGen Division	(0.2)%	24.0%	6.7%	26.0%
Hospital Solutions Division	(25.8)%	71.6%	4.8%	101.2%
RCM Services Division	35.0%	(3.4)%	27.0%	3.8%
Consolidated	1.5%	22.7%	8.8%	25.2%

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

Overview of Our Results

•
Consolidated revenue increased 8.8% in the nine months ended December 31, 2012 as compared to the prior year period. Revenue was positively impacted by growth in all of our service revenue categories, which in total grew 20.7%. The increase in consolidated revenue however was largely offset by a decline in system sales revenue which declined by 12.9%.

•
Consolidated gross profit decreased to 59.5% for the nine months ended December 31, 2012 compared to 65.9% in the prior year period. The decline was attributable to a 32.8% decrease in software and hardware gross profit, partially offset by increases of 32.3%, 27.8% and 36.2%, respectively, in implementation, EDI and RCM services gross profit.

•
Consolidated operating income decreased 23.3% in the nine months ended December 31, 2012 as compared to the prior year period primarily due to the following factors: (a) a change in the mix of revenue towards lower margin service revenue, (b) higher selling, general and administrative expenses, which was primarily a result of increased headcount and selling-related expenses at the NextGen Division and (c) higher corporate-related expenses.

QSI Dental Division

•
QSI Dental Division revenue increased 2.9% in the nine months ended December 31, 2012 and divisional operating income (excluding unallocated corporate expenses) decreased 4.1% as compared to the same prior year period. The decline in operating income is the result of a decrease in system sales and higher selling, general and administrative expenses in the current period. It should be noted that the QSI Dental Division's new software solution (“QSIDental™ Web”) is being sold as a SaaS solution which spreads revenue over a longer period of time rather than being recognized upfront. Revenue recognized from QSIDental Web was not significant in the nine months ended December 31, 2012.

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

NextGen Division

•
NextGen Division revenue increased 6.7% in the nine months ended December 31, 2012 and divisional operating income (excluding unallocated corporate expenses) decreased 5.3% as compared to the same prior year period. NextGen revenue was positively impacted by growth in service revenue which grew by 20.0%, largely offset by a decline in system sales revenue which declined by 13.8%.

•
Recurring revenue, which consists primarily of maintenance and EDI revenue, increased 16.4% to $138.4 million and accounted for 53.4% of total NextGen Division revenue for the nine months ended December 31, 2012. In the same period a year ago, recurring revenue of $118.9 million represented 48.9% of total NextGen Division revenue.

•
During the nine months ended December 31, 2012, we added staffing resources in anticipation of growth from the ARRA and the future of healthcare reform and accountable care organizations. Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, integrating our inpatient and ambulatory software products, further development and enhancements of our portfolio of specialty focused templates within our EHR software, developing new products for targeted markets, continuing to add new clients, selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within the RCM Services Division and the Hospital Solutions Division.

•
The NextGen Division's growth is attributed to a strong brand name and reputation within a growing marketplace for electronic health records and investments in sales and marketing activities, including new marketing campaigns, trade show attendance and other expanded advertising and marketing expenditures. We have also recently expanded our relationship with certain value added resellers with significant resources both domestically and internationally.

Hospital Solutions Division

•
Hospital Solutions Division revenue increased 4.8% in the nine months ended December 31, 2012. Revenue was negatively impacted by lower system sales as well as slightly lower maintenance revenue and higher levels of sales credits. The decline in revenue was partially offset by higher implementation revenue compared to the prior period.

•
Divisional operating income (excluding unallocated corporate expenses) decreased to a loss of $0.2 million for the nine months ended December 31, 2012 as compared to income of $8.9 million for the same prior year period. Operating income was negatively impacted by increases in implementation costs related to expanding infrastructure to support a growing customer base, lower software revenue and a $3.0 million increase in selling, general and administrative expenses during the period.

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

•
We intend to continue to invest in implementation and training, support, and development to support our growing customer base, however improved operating results for the division will require effective execution by the division including effectively expanding implementation and support capabilities and successful cross selling of Hospital Solutions to new and existing customers.

RCM Services Division

•
RCM Services Division revenue increased 27.0% in the nine months ended December 31, 2012. Divisional operating income (excluding unallocated corporate expenses) increased 30.9% to $5.7 million in the nine months ended December 31, 2012 as compared to $4.4 million for the same prior year period. Our acquisition of Matrix in April 2012 added approximately $9.2 million in revenue for the current period.

•
The RCM Services Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients and well as new clients added during the nine months ended December 31, 2012. The division also benefited from the cross sale of software and services to its existing customers. Systems sales to existing RCM Services customers are credited to the division.

•
The Company believes that a significant opportunity exists to cross sell revenue cycle management services to existing NextGen Division customers. The portion of existing NextGen Division customers who are using the RCM Services Division's RCM services is less than 15%. There is also a significant opportunity to expand the RCM Services Division's services into the Hospital Solution and Dental Division's customers as well. Management is actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen Division's sales force towards selling revenue cycle management services.

•
Actual and expected customer turnover may result in a near term decline in revenues for the Division. However, we are encouraged by increased sales activity and a growing sales pipeline of RCM services.

•
Operating income as a percentage of revenue increased to approximately 12.0% of revenue in the nine months ended December 31, 2012 versus 11.6% of revenue in the same prior year period primarily as a result of a significant increase in the RCM Services Division's revenue compared to the prior year period, partially offset by higher selling, general and administrative expenses during the current period.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
(Unaudited)	2012	2011	2012	2011
Revenues:
Software and hardware	19.1%	31.1%	20.5%	29.9%
Implementation and training services	6.3	5.8	8.0	5.6
System sales	25.5	36.9	28.5	35.5
Maintenance	34.5	32.1	33.5	32.1
Electronic data interchange services	13.3	10.7	12.6	11.3
Revenue cycle management and related services	13.1	9.9	12.6	10.7
Other services	13.7	10.3	12.9	10.5
Maintenance, EDI, RCM and other services	74.6	63.1	71.6	64.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Software and hardware	4.1	4.1	4.6	4.2
Implementation and training services	6.3	5.3	6.8	4.7
Total cost of system sales	10.4	9.4	11.4	8.9
Maintenance	4.6	3.9	4.2	3.8
Electronic data interchange services	8.6	7.0	8.1	7.4
Revenue cycle management and related services	9.5	7.5	9.3	8.0
Other services	7.6	6.2	7.5	5.9
Total cost of maintenance, EDI, RCM and other services	30.3	24.6	29.1	25.1
Total cost of revenue	40.7	34.0	40.5	34.1
Gross profit	59.3	66.0	59.5	65.9
Operating expenses:
Selling, general and administrative	31.0	29.3	31.5	29.5
Research and development costs	6.8	7.3	6.5	7.0
Amortization of acquired intangible assets	1.1	0.5	1.1	0.5
Total operating expenses	38.9	37.2	39.1	37.0
Income from operations	20.4	28.8	20.4	29.0
Interest income (expense), net	0.0	0.0	0.0	0.1
Other income (expense), net	(0.1)	(0.2)	0.0	(0.1)
Income before provision for income taxes	20.3	28.7	20.4	29.0
Provision for income taxes	6.7	10.0	7.0	10.0
Net income	13.6%	18.7%	13.4%	19.0%

Comparison of the Three Months Ended December 31, 2012 and December 31, 2011
Net Income. Our net income for the three months ended December 31, 2012 was $15.6 million, or $0.26 per share on both a basic and fully diluted basis. In comparison, we earned $21.1 million, or $0.36 per share on both a basic and fully diluted basis for the three months ended December 31, 2011. The change in net income for the three months ended December 31, 2012 was primarily attributed to the following:

•	a 43.4% decrease in consolidated software and hardware gross profit as a result of reduced software revenue; and

•	an increase in selling, general and administrative expenses and amortization of acquired intangibles; partially offset by

•	an increase in recurring revenue based gross profit, including maintenance, RCM and EDI which grew 7.5%, 49.4% and 27.2%, respectively, compared to the prior year period

Revenue. Revenue for the three months ended December 31, 2012 increased 1.5% to $114.5 million from $112.8 million for the three months ended December 31, 2011. NextGen Division revenue remained relatively consistent at $85.8 million compared to $85.9 million in the three months ended December 31, 2011, QSI Dental Division revenue increased 4.6% to $5.1 million from $4.9 million, RCM Services

Division revenue increased 35.0% to $16.3 million from $12.1 million, and Hospital Solutions Division revenue decreased 25.8% during that same period to $7.4 million from $9.9 million.

System Sales. Revenue earned from our company-wide sales of systems for the three months ended December 31, 2012 decreased 29.9% to $29.2 million from $41.6 million in the same prior year period.

Our decrease in revenue from sales of systems was principally the result of a 29.3% decrease in revenue at our NextGen Division, which decreased $10.2 million to $24.5 million during the three months ended December 31, 2012 from $34.7 million during the same prior year period. The decrease was driven by a decrease in software revenue, partially offset by a slight increase in implementation and training services revenue. Our decline in software revenue was related to a number of factors including higher adoption rates by large physician groups which results in a smaller number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension to the deadline to adopt stage two meaningful use requirements until calendar 2014.

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

The following table breaks down our reported system sales into software, hardware and third-party software, and implementation and training services components on a consolidated and divisional basis for the three months ended December 31, 2012 and 2011 (in thousands):

	Software	Hardware, Third Party Software	Implementation and Training Services	Total System Sales
Three Months Ended December 31, 2012
QSI Dental Division	$872	$424	$301	$1,597
NextGen Division	18,174	943	5,407	24,524
Hospital Solutions Division	1,181	204	1,510	2,895
RCM Services Division	101	—	48	149
Consolidated	$20,328	$1,571	$7,266	$29,165
Three Months Ended December 31, 2011
QSI Dental Division	$703	$466	$233	$1,402
NextGen Division	28,641	1,037	4,989	34,667
Hospital Solutions Division	3,728	397	1,285	5,410
RCM Services Division	102	—	48	150
Consolidated	$33,174	$1,900	$6,555	$41,629

NextGen Division software license revenue decreased 36.5% in the three months ended December 31, 2012 versus the same period last year. The NextGen Division’s software revenue accounted for 74.1% of divisional system sales revenue during the three months ended December 31, 2012 compared to 82.6% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.

During the three months ended December 31, 2012, 3.8% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 3.0% during same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division increased 8.4% in the three months ended December 31, 2012 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division increased 17.5%, in the three months ended December 31, 2012 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the three months ended December 31, 2012 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with software sales. It should be noted however that we have experienced a decline in the level of systems sales in recent quarters which in turn have resulted in a decline in the amount of implementation services sold, specifically in the NextGen Division. We intend to address the fluctuation in demand for services by managing the use of third parties for implementation services. We have historically relied on third parties for a portion of our implementations in order to manage customer requirements.

Maintenance, EDI, RCM and Other Services. For the three months ended December 31, 2012, our company-wide revenue from maintenance, EDI, RCM and other services grew 20.0% to $85.3 million from $71.1 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the RCM Services Division.

Total NextGen Division maintenance revenue for the three months ended December 31, 2012 grew 11.5% to $33.7 million from $30.2 million for the same prior year period while NextGen Division EDI revenue grew 28.8% to $14.0 million compared to $10.9 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, consulting services, SaaS fees and hosting services, increased 33.5% to $13.5 million in the three months ended December 31, 2012 from $10.1 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers.

QSI Dental Division maintenance, EDI and other services revenue for the three months ended December 31, 2012 and 2011 was $3.5 million and $3.5 million, respectively. For the three months ended December 31, 2012, RCM revenue for the RCM Services Division increased to $15.0 million compared to $11.1 million in the same prior year period. RCM revenue was positively impacted by the acquisition of Matrix which contributed $3.3 million in the current period. For the Hospital Solutions Division, maintenance and other services revenue for the three months ended December 31, 2012 decreased 1.1% as compared to the same prior year period primarily due to a decrease in maintenance revenue.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the three months ended December 31, 2012 and 2011 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended December 31, 2012
QSI Dental Division	$1,963	$1,170	$—	$358	$3,491
NextGen Division	33,726	14,005	—	13,502	61,233
Hospital Solutions Division	3,552	—	—	918	4,470
RCM Services Division	222	34	15,015	880	16,151
Consolidated	$39,463	$15,209	$15,015	$15,658	$85,345
Three Months Ended December 31, 2011
QSI Dental Division	$1,946	$1,230	$—	$285	$3,461
NextGen Division	30,246	10,871	—	10,116	51,233
Hospital Solutions Division	4,029	—	—	489	4,518
RCM Services Division	24	—	11,147	753	11,924
Consolidated	$36,245	$12,101	$11,147	$11,643	$71,136

Maintenance revenue for the NextGen Division increased by $3.5 million for the three months ended December 31, 2012 as compared to the same prior year period, primarily as a result of net additional licenses from both new and existing clients.

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

Cost of Revenue. Cost of revenue for the three months ended December 31, 2012 increased 21.6% to $46.6 million from $38.3 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 40.7% from 34.0% driven primarily by a higher percentage of lower margin revenue streams such as implementation and RCM services as well as slight cost increases across all revenue categories.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,
	2012	%	2011	%
QSI Dental Division
Revenue	$5,088	100.0%	$4,863	100.0%
Cost of revenue	2,507	49.3%	2,314	47.6%
Gross profit	$2,581	50.7%	$2,549	52.4%
NextGen Division
Revenue	$85,757	100.0%	$85,900	100.0%
Cost of revenue	27,979	32.6%	23,804	27.7%
Gross profit	$57,778	67.4%	$62,096	72.3%
Hospital Solutions Division
Revenue	$7,365	100.0%	$9,928	100.0%
Cost of revenue	4,055	55.1%	2,879	29.0%
Gross profit	$3,310	44.9%	$7,049	71.0%
RCM Services Division
Revenue	$16,300	100.0%	$12,074	100.0%
Cost of revenue	11,384	69.8%	8,685	71.9%
Gross profit	$4,916	30.2%	$3,389	28.1%
Unallocated cost of revenue	$671	N/A	$652	N/A
Consolidated
Revenue	$114,510	100.0%	$112,765	100.0%
Cost of revenue	46,596	40.7%	38,334	34.0%
Gross profit	$67,914	59.3%	$74,431	66.0%

Gross profit margins at the QSI Dental Division for the three months ended December 31, 2012 decreased to 50.7% from 52.4% for the same prior year period. Gross profit margins at the NextGen Division for three months ended December 31, 2012 decreased to 67.4% compared to 72.3% for the same prior year period primarily due to decreased software sales. Gross margin in the Hospital Solutions Division decreased to 44.9% for the three months ended December 31, 2012 as compared to 71.0% for the same prior year period due to growth in implementation and training revenue which carries lower profit margins compared to software. Implementation and training revenue in the Hospital Solutions Division represented approximately 20.5% of total Hospital Solutions Division revenue compared to 12.9% in the year ago period. Gross margin in the RCM Services Division increased to 30.2% for the three months ended December 31, 2012 as compared to 28.1% for the same prior year period.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended December 31, 2012 and 2011:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Three Months Ended December 31, 2012
QSI Dental Division	6.5%	19.7%	13.1%	10.0%	49.3%	50.7%
NextGen Division	1.2%	12.6%	9.7%	9.1%	32.6%	67.4%
Hospital Solutions Division	2.8%	32.8%	0.0%	19.5%	55.1%	44.9%
RCM Services Division	0.0%	46.2%	0.7%	22.9%	69.8%	30.2%
Consolidated	1.3%	19.0%	7.9%	12.5%	40.7%	59.3%
Three Months Ended December 31, 2011
QSI Dental Division	7.4%	24.1%	6.6%	9.5%	47.6%	52.4%
NextGen Division	1.0%	12.3%	7.1%	7.3%	27.7%	72.3%
Hospital Solutions Division	4.3%	16.0%	0.0%	8.7%	29.0%	71.0%
RCM Services Division	0.0%	47.6%	2.3%	22.0%	71.9%	28.1%
Consolidated	1.5%	16.9%	6.0%	9.6%	34.0%	66.0%

During the three months ended December 31, 2012, hardware and third-party software constituted a lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services increased to 19.0% of consolidated revenue in the three months ended December 31, 2012 compared to 16.9% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $19.1 million in the three months ended December 31, 2011 to $21.7 million in the three months ended December 31, 2012, an increase of 13.8%, or approximately $2.6 million. Of the $2.6 million increase, approximately $1.8 million of the increase is related to the RCM Services Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of approximately $0.2 million in the NextGen Division and $0.8 million for the Hospital Solutions Division are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. Payroll and benefit expenses related to the QSI Dental Division decreased $0.2 million period over period. The amount of share-based compensation expense included in cost of revenue was not significant for the three months ended December 31, 2012 and 2011.

Other cost of revenue, which primarily consists of third-party annual license, hosting costs and outsourcing costs, increased to 12.5% of total revenue during the three months ended December 31, 2012 as compared to 9.6% for the same period a year ago. Other expenses increased as a percentage of revenue primarily due to a lower percentage of revenue from software licenses which do not carry a significant amount of other expenses.

As a result of the foregoing events and activities, our gross profit percentage decreased to 59.3% for the three months ended December 31, 2012 versus 66.0% for the same prior year period.

We are diligently managing our operating expenditures, balancing our goals of achieving high operating efficiency while maintaining our ongoing commitment to investing in our future. Due to the uncertainties in the timing of our sales arrangements, our sales mix, the acquisition and training of qualified personnel and other issues, we cannot accurately predict if related headcount and/or payroll expense as a percentage of revenue will increase or decrease in the future.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2012 increased 7.4% to $35.5 million as compared to $33.1 million for the prior year period. The increase in these expenses resulted primarily from:

•	$0.9 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$0.4 million increase in support services, depreciation and maintenance fees related to the April 1, 2012 go-live of our enterprise resource planning ("ERP") system;

•	$0.3 million of acquisition related expenses, including fair value adjustments;

•	$0.2 million increase in bad debt expense; and

•	$0.6 million net increase in other selling and administrative expenses.

Share-based compensation expense was approximately $0.5 million and $0.7 million for the three months ended December 31, 2012 and 2011, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 29.3% in the three months ended December 31, 2011 to 31.0% in the three months ended December 31, 2012.

Going forward, we will continue to diligently manage our operating expenditures, balancing our goals of achieving high operating efficiency while maintaining our ongoing commitment to investing in our future. We do not anticipate significant increases in expenditures for trade shows, advertising and the employment of additional sales and administrative staff at the NextGen Division until additional revenue growth is achieved. While we expect selling, general and administrative expenses to increase on an absolute basis, we cannot accurately predict the impact these additional expenditures will have on selling, general and administrative expenses as a percentage of revenue.

Research and Development Costs. Research and development costs for the three months ended December 31, 2012 and 2011 were $7.8 million and $8.3 million, respectively. Research and development costs as a percentage of revenue decreased to 6.8% in the three months ended December 31, 2012 from 7.3% for the prior year period. The decrease in research and development expenses was primarily due to the achievement of technological feasibility for one of our major projects intended to bring greater integration between our ambulatory and inpatient software products and solutions, therefore allowing us to begin to capitalize costs related to this project in the current year. We also continue to invest significantly in enhancements to our specialty template development, preparation for ICD10 requirements, new products including NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”), and other enhancements to our existing products. Additions to capitalized software costs offset increases in research and development costs. For the three months ended December 31, 2012 and 2011, our additions to capitalized software were $6.0 million and $3.4 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. The increase in capitalized software added in the current quarter was primarily the result of greater investment in the hospital business unit. For the three months ended December 31, 2012 and 2011, total research and development expenditures including costs expensed and costs capitalized were $13.8 million and $11.7 million, respectively. We intend to continue to invest heavily in research and development as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the three months ended December 31, 2012 and 2011.

Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets for the three months ended December 31, 2012 and 2011 were $1.2 million and $0.5 million, respectively.

Interest and Other Income (Expense). Total interest and other expense for the three months ended December 31, 2012 was $0.1 million of expense as compared to $0.2 million of expense for the three months ended December 31, 2011. Interest and other income consist primarily of dividends and interest earned on our investments along with foreign currency gains or losses for the period.

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

Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2012 and 2011 were $7.6 million and $11.2 million, respectively. The effective tax rates were 32.9% and 34.8% for the three months ended December 31, 2012 and 2011, respectively. The effective rate for the three months ended December 31, 2012 decreased compared to the prior year period as a result of increased benefit of discrete items, principally the result of the lower level of taxable income in the current period. In addition, the effective tax rate reflects a reduction in the Company's composite state effective tax rate for the three months ended December 31, 2012, largely offset by the absence of a research and development tax credit in such period, due to the expiration of the applicable federal statute on December 31, 2011.
In January 2013, Congress enacted a tax law to extend the Federal research and development tax credit retroactive to January 1, 2012 and through December 31, 2013. As a result of the timing of this legislative change, we were not entitled to recognize any portion of the expected tax benefit relating to the 2012 federal research and development tax credit for the three months ended December 31, 2012. The full expected benefit of this credit for our current fiscal year will be recognized in the provision for income taxes in the three month period ended March 31, 2013.
Comparison of the Nine Months Ended December 31, 2012 and December 31, 2011
Net Income. Our net income for the nine months ended December 31, 2012 was $46.8 million, or $0.79 per share on both a basic and fully diluted basis. In comparison, we earned $60.6 million, or $1.03 per share on both a basic and fully diluted basis for the nine months ended December 31, 2011. The change in net income for the nine months ended December 31, 2012 was primarily attributed to the following:

•	a 32.8% decrease in consolidated software and hardware gross profit as a result of reduced software revenue; and

•	an increase in selling, general and administrative expenses, research and development costs and amortization of acquired intangibles; partially offset by

•	an increase in implementation services gross profit of 32.3% compared to the prior year period; and

•	an increase in recurring revenue based gross profit, including maintenance, RCM and EDI which grew 12.4%, 36.2% and 27.8%, respectively, compared to the prior year period

Revenue. Revenue for the nine months ended December 31, 2012 increased 8.8% to $348.9 million from $320.8 million for the nine months ended December 31, 2011. NextGen Division revenue increased 6.7% to $259.3 million from $243.0 million in the nine months ended December 31, 2011, QSI Dental Division revenue increased 2.9% to $14.9 million from $14.5 million, RCM Services Division revenue increased 27.0% to $47.9 million from $37.7 million, and Hospital Solutions Division revenue increased 4.8% to $26.9 million from $25.7 million in the same prior year period.

System Sales. Revenue earned from our company-wide sales of systems for the nine months ended December 31, 2012 decreased 12.9% to $99.3 million from $114.0 million in the same prior year period.

Our decrease in revenue from sales of systems was principally the result of a 13.8% decrease in system sales revenue at our NextGen Division and a 6.5% decrease at our Hospital Solutions Division. NextGen Division sales in this category decreased $13.2 million to $82.2 million during the nine months ended December 31, 2012 from $95.4 million during the same prior year period while the Hospital Solutions Division experienced a $0.9 million decrease in category revenue to $12.5 million in the nine months ended December 31, 2012 as compared to $13.4 million in the same prior year period. The decrease in system sales was driven primarily by lower sales of software to both new and existing clients, partially offset by increased implementation revenue at both the NextGen and Hospital Solutions Divisions.

The following table breaks down our reported system sales into software, hardware and third-party software, and implementation and training services components on a consolidated and divisional basis for the nine months ended December 31, 2012 and 2011 (in thousands):

	Software	Hardware, Third Party Software	Implementation and Training Services	Total System Sales
Nine Months Ended December 31, 2012
QSI Dental Division	$1,654	$1,285	$1,085	$4,024
NextGen Division	57,718	3,965	20,572	82,255
Hospital Solutions Division	5,593	919	5,991	12,503
RCM Services Division	327	2	199	528
Consolidated	$65,292	$6,171	$27,847	$99,310
Nine Months Ended December 31, 2011
QSI Dental Division	$1,996	$1,312	$893	$4,201
NextGen Division	78,870	3,336	13,232	95,438
Hospital Solutions Division	8,658	890	3,827	13,375
RCM Services Division	783	—	169	952
Consolidated	$90,307	$5,538	$18,121	$113,966

NextGen Division software license revenue decreased 26.8% in the nine months ended December 31, 2012 versus the same period last year. The Division’s software revenue accounted for 70.2% of divisional system sales revenue during the nine months ended December 31, 2012 compared to 82.6% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division. Our decline in software revenue was related to a number of factors including higher adoption rates by large physician groups which resulted in a smaller number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension to the deadline to adopt stage two meaningful use requirements until calendar 2014.

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

During the nine months ended December 31, 2012, 4.8% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 3.5% during the same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division increased 55.5% in the nine months ended December 31, 2012 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division increased 56.5%, in the nine months ended December 31, 2012 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the nine months ended December 31, 2012 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with software sales. In order to achieve growth in this area, additional staffing increases and additional training facilities are anticipated, though actual future increases in revenue and staff will depend upon the availability of qualified staff, business mix and conditions and our ability to retain current staff members.

Maintenance, EDI, RCM and Other Services. For the nine months ended December 31, 2012, our company-wide revenue from maintenance, EDI, RCM and other services grew 20.7% to $249.6 million from $206.9 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen and Hospital Solutions Divisions.

Total NextGen Division maintenance revenue for the nine months ended December 31, 2012 grew 14.0% to $98.5 million from $86.4 million for the same prior year period while NextGen Division EDI revenue grew 22.8% to $40.0 million compared to $32.5 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, consulting services, SaaS fees and hosting services, increased 34.7% to $38.6 million in the nine months ended December 31, 2012 from $28.6 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers.

QSI Dental Division maintenance, EDI and other services revenue for the nine months ended December 31, 2012 and 2011 was $10.9 million and $10.3 million, respectively. For the nine months ended December 31, 2012, RCM revenue for the RCM Services Division grew $9.7 million, or 28.5%, to $43.9 million compared to $34.2 million in the same prior year period. RCM revenue was positively impacted by the acquisition of Matrix which contributed $9.2 million in the current year. For the Hospital Solutions Division, maintenance and other services revenue for the nine months ended December 31, 2012 increased 17.1% as compared to the same prior year period primarily due to the addition of new customers as well as contributions by the IntraNexus, CQI and Poseidon acquisitions.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the nine months ended December 31, 2012 and 2011 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Nine Months Ended December 31, 2012
QSI Dental Division	$5,869	$3,904	$—	$1,089	$10,862
NextGen Division	98,481	39,956	—	38,585	177,022
Hospital Solutions Division	11,778	—	—	2,622	14,400
RCM Services Division	618	196	43,902	2,624	47,340
Consolidated	$116,746	$44,056	$43,902	$44,920	$249,624
Nine Months Ended December 31, 2011
QSI Dental Division	$5,713	$3,640	$—	$915	$10,268
NextGen Division	86,403	32,538	—	28,636	147,577
Hospital Solutions Division	10,757	—	—	1,539	12,296
RCM Services Division	88	—	34,170	2,476	36,734
Consolidated	$102,961	$36,178	$34,170	$33,566	$206,875

Maintenance revenue for the NextGen Division increased by $12.1 million for the nine months ended December 31, 2012 as compared to the same prior year period, primarily as a result of net additional licenses from both new and existing clients.

The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base while the growth in RCM revenue is attributable to both organic growth as well as the addition in revenue from the Matrix acquisition. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients. Growth in other services revenue is primarily due to increases in third-party annual software licenses, consulting services, SaaS fees and hosting services revenue.

Cost of Revenue. Cost of revenue for the nine months ended December 31, 2012 increased 29.3% to $141.4 million from $109.3 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 40.5% from 34.1% driven primarily by a higher percentage of lower margin revenue streams such as implementation and RCM services as well as slight cost increases across all revenue categories.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the nine months ended December 31, 2012 and 2011 (in thousands):

	Nine Months Ended December 31,
	2012	%	2011	%
QSI Dental Division
Revenue	$14,886	100.0%	$14,469	100.0%
Cost of revenue	7,556	50.8%	6,672	46.1%
Gross profit	$7,330	49.2%	$7,797	53.9%
NextGen Division
Revenue	$259,277	100.0%	$243,015	100.0%
Cost of revenue	85,326	32.9%	67,509	27.8%
Gross profit	$173,951	67.1%	$175,506	72.2%
Hospital Solutions Division
Revenue	$26,903	100.0%	$25,671	100.0%
Cost of revenue	12,835	47.7%	6,887	26.8%
Gross profit	$14,068	52.3%	$18,784	73.2%
RCM Services Division
Revenue	$47,868	100.0%	$37,686	100.0%
Cost of revenue	33,608	70.2%	26,583	70.5%
Gross profit	$14,260	29.8%	$11,103	29.5%
Unallocated cost of revenue (1)	$2,030	N/A	$1,631	N/A
Consolidated
Revenue	$348,934	100.0%	$320,841	100.0%
Cost of revenue	141,355	40.5%	109,282	34.1%
Gross profit	$207,579	59.5%	$211,559	65.9%
_______________________________________
(1) Relates to the amortization of acquired software technology intangible assets

Gross profit margins at the QSI Dental Division for the nine months ended December 31, 2012 decreased to 49.2% from 53.9% for the same prior year period. Gross profit margins at the NextGen Division for nine months ended December 31, 2012 decreased to 67.1% compared to 72.2% for the same prior year period primarily due to decreased software sales. Gross margin in the Hospital Solutions Division decreased to 52.3% for the nine months ended December 31, 2012 as compared to 73.2% for the same prior year period due to growth in implementation and training revenue which carries lower profit margins compared to software. Gross margin in the RCM Services Division remained relatively consistent at 29.8% for the nine months ended December 31, 2012 as compared to 29.5% for the same prior year period.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the nine months ended December 31, 2012 and 2011:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Nine Months Ended December 31, 2012
QSI Dental Division	6.8%	19.8%	13.9%	10.3%	50.8%	49.2%
NextGen Division	1.5%	11.9%	9.1%	10.4%	32.9%	67.1%
Hospital Solutions Division	3.6%	24.3%	0.0%	19.8%	47.7%	52.3%
RCM Services Division	0.0%	45.4%	1.0%	23.8%	70.2%	29.8%
Consolidated	1.7%	17.8%	7.5%	13.5%	40.5%	59.5%
Nine Months Ended December 31, 2011
QSI Dental Division	7.4%	22.0%	8.5%	8.2%	46.1%	53.9%
NextGen Division	1.2%	12.0%	7.7%	6.9%	27.8%	72.2%
Hospital Solutions Division	3.7%	15.4%	0.0%	7.7%	26.8%	73.2%
RCM Services Division	0.0%	45.8%	2.1%	22.6%	70.5%	29.5%
Consolidated	1.5%	16.7%	6.5%	9.4%	34.1%	65.9%

During the nine months ended December 31, 2012, hardware and third-party software constituted a higher portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services increased to 17.8% of consolidated revenue in the nine months ended December 31, 2012 compared to 16.7% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $53.5 million in the nine months ended December 31, 2011 to $62.1 million in the nine months ended December 31, 2012, an increase of 16.2%, or approximately $8.6 million. Of the $8.6 million increase, approximately $4.5 million of the increase is related to the RCM Services Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $1.8 million in the NextGen Division, $2.6 million for the Hospital Solutions Division are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. Payroll and benefit expenses related to the QSI Dental Division decreased $0.3 million period over period. The amount of share-based compensation expense included in cost of revenue was not significant for nine months ended December 31, 2012 and 2011.

Other cost of revenue, which primarily consists of third-party annual license, hosting costs and outsourcing costs, increased to 13.5% of total revenue during the nine months ended December 31, 2012 as compared to 9.4% for the same period a year ago. Other expenses increased as a percentage of revenue primarily due to a lower percentage of revenue from software licenses which do not carry a significant amount of other expenses.

As a result of the foregoing events and activities, our gross profit percentage decreased to 59.5% for the nine months ended December 31, 2012 versus 65.9% for the same prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2012 increased 16.3% to $110.0 million as compared to $94.7 million for the prior year period. The increase in these expenses resulted primarily from:

•	$5.9 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$1.2 million increase in support services, depreciation and maintenance fees related to the April 1, 2012 go-live of our ERP system;

•	$1.4 million of acquisition related expenses, including fair value adjustments;

•	$0.5 million increase in bad debt expense;

•	$1.3 million of proxy contest related expenses; and

•	$5.0 million net increase in other selling and administrative expenses.

Share-based compensation expense was approximately $1.6 million and $2.1 million for the nine months ended December 31, 2012 and 2011 and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 29.5% in the nine months ended December 31, 2011 to 31.5% in the nine months ended December 31, 2012.

Research and Development Costs. Research and development costs for the nine months ended December 31, 2012 and 2011 were $22.6 million and $22.5 million, respectively. Research and development costs as a percentage of revenue decreased to 6.5% in the nine months ended December 31, 2012 from 7.0% for the prior year period. The slower growth in research and development expenses was primarily due to the achievement of technological feasibility for a major project, allowing us to begin to capitalize costs related to this project in the current period, offset by continued investment in enhancements to our specialty template development, preparation for ICD10 requirements, new products including NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”), and other enhancements to our existing products. Additions to capitalized software costs offset increases in research and development costs. For the nine months ended December 31, 2012 and 2011, our additions to capitalized software were $20.1 million and $9.6 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. The increase in capitalized software added in the nine months ended December 31, 2012 included $3.0 million paid for the source code of a pharmacy system which supports Hospital Division customers as well as greater investment in the hospital business unit. For the nine months ended December 31, 2012 and 2011, total research and development expenditures including costs expensed and costs capitalized were $42.7 million and $32.1 million, respectively. We intend to continue to invest heavily in research and development expenses as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the nine months ended December 31, 2012 and 2011.

Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets for the nine months ended December 31, 2012 and 2011 were $3.7 million and $1.5 million, respectively.

Interest and Other Income (Expense). Total interest and other expense was $0.1 million in expense for the nine months ended December 31, 2012 and $0.2 million in expense for the nine months ended December 31, 2011. Interest and other income consist primarily of dividends and interest earned on our investments along with foreign currency gains or losses for the period.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2012 and 2011 were $24.3 million and $32.1 million, respectively. The effective tax rate was 34.2% and 34.7% for the nine months ended December 31, 2012 and 2011, respectively. The effective rate for the nine months ended December 31, 2012 decreased slightly due to increased benefit of discrete items, principally as a result of the lower level of taxable income in the current period. In addition, the effective tax rate reflects a reduction in the

Company's composite state effective tax rate for the nine months ended December 31, 2012, largely offset by the absence of a research and development tax credit in such period, due to the expiration of the applicable federal statute on December 31, 2011.
In January 2013, Congress enacted a tax law to extend the Federal research and development tax credit retroactive to January 1, 2012 and through December 31, 2013. As a result of the timing of this legislative change, we were not entitled to recognize any portion of the expected tax benefit relating to the 2012 federal research and development tax credit for the nine months ended December 31, 2012. The full expected benefit of this credit for our current fiscal year will be recognized in the provision for income taxes in the three month period ended March 31, 2013 and therefore be reflected in the annual effective tax rate for our full fiscal year.
Liquidity and Capital Resources

The following table presents selected financial statistics and information for the nine months ended December 31, 2012 and 2011 (dollar amounts in thousands):

	Nine Months Ended December 31,
	2012	2011
Cash and cash equivalents	$101,702	$129,046
Net (decrease) increase in cash and cash equivalents	$(32,742)	$12,429
Net income	$46,814	$60,584
Net cash provided by operating activities	$44,845	$61,742
Number of days of sales outstanding (1)	121	129
_________________________
(1) Days sales outstanding is equal to accounts receivable divided by average daily revenue

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

The following table summarizes our consolidated statements of cash flows for the nine months ended December 31, 2012 and 2011 (in thousands):

	Nine Months Ended December 31,
	2012	2011
Net income	$46,814	$60,584
Non-cash expenses	24,112	16,940
Change in deferred revenue	(20,111)	13,336
Change in accounts receivable	(8,665)	(22,312)
Change in other assets and liabilities	2,695	(6,806)
Net cash provided by operating activities	$44,845	$61,742

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the nine months ended December 31, 2012 and 2011.

Non-Cash Expenses. Non-cash expenses include depreciation, amortization of intangibles and amortization of capitalized software costs, provisions for bad debts, share-based compensation, changes in fair value of contingent consideration and deferred taxes. Total non-cash expenses were $24.1 million and $16.9 million for the nine months ended December 31, 2012 and 2011, respectively.

The $7.2 million increase in non-cash expenses for the nine months ended December 31, 2012 as compared to the same prior year period is related to increases of approximately $1.2 million in depreciation, $1.3 million of amortization of capitalized software costs, $0.5 million of bad debt expense, $2.5 million of amortization of other intangibles, $2.5 million of excess tax benefit from share-based compensation and $1.0 million in fair value adjustments for contingent consideration, offset by a $0.5 million decrease in share-based compensation and a $1.3 million increase in deferred income tax benefit.

Deferred Revenue. Cash from operations was negatively impacted by a decrease in deferred revenues of approximately $20.1 million for the nine months ended December 31, 2012 versus an increase of $13.3 million in the same prior year period. The decline in deferred revenue was primarily due to lower deferred implementation services, which was related to a decline in system sales during the period. Deferred implementation revenue was also impacted by a change in the Company's standard payment terms for implementation services. During the quarter ended March 31, 2012, the Company modified its standard payment terms for implementation services sold in conjunction with software to separate license fee payments from services and to bill for services as such services are provided. This change results in implementation service fees not being recorded as both accounts receivable and deferred revenue upon the execution of a contract. In future periods, deferred implementation and training revenue is not expected to be as significant due to this change in standard payment terms.

Accounts Receivable. Accounts receivable grew by approximately $8.7 million and $22.3 million for the nine months ended December 31, 2012 and 2011, respectively. The increase in accounts receivable is due to the following factors:

•	Consolidated revenue grew 8.8% to $348.9 million compared to $320.8 million in the prior comparable period;

•
Accounts receivable growth was partially offset by a smaller amount of services sold in advance of being rendered. This is a result of the Company modifying its standard payment terms for implementation services sold in conjunction with software to separate license fee payments from services and instead billing for services as services are incurred. This change results in implementation service fees not being recorded as both accounts receivable and deferred revenue upon the execution of a contract; and

•
The turnover of accounts receivable measured in terms of days sales outstanding (“DSO”) decreased from 129 days to 121 days during the nine months ended December 31, 2012 as compared the same prior year period. The decrease in DSO is primarily due to a change in the mix of revenue towards services versus systems sales which generally has a faster turnover of accounts receivable. DSO was also impacted by a smaller amount of services sold in advance as discussed above.

Provided turnover of accounts receivable, deferred revenue and profitability remain consistent with the 2012 fiscal year, we anticipate being able to continue generating cash from operations during fiscal year 2013 primarily from our net income.

Other Assets and Liabilities. Cash from operations in the nine months ended December 31, 2012 was positively impacted by a net $2.7 million increase in other assets and liabilities compared to a net decrease of $6.8 million for the nine months ended December 31, 2011. For the nine months ended December 31, 2012, the $2.7 million change in other assets and liabilities is primarily the result of an increase in accounts payable of $1.3 million, an increase of $6.6 million in other current and non-current liabilities primarily due to the contingent consideration related to the acquisitions in the current period, partially offset by a decrease in accrued compensation of $3.3 million, driven primarily by a reduction in performance-based bonuses and commission accruals, and a $1.9 million net decrease in all other assets and liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended December 31, 2012 and 2011 was $34.4 million and $28.4 million, respectively. The $6.0 million increase in net cash used in investing activities during the nine months ended December 31, 2012 as compared to the same prior year period is primarily due to net cash paid for the acquisitions of Matrix and Poseidon of $5.1 million and $2.0 million, respectively, in addition to increases of $20.1 million and $7.2 million, respectively, for capitalized software and equipment and improvements. The prior year period cash flows from investing activities primarily consists of net cash paid for the acquisitions of IntraNexus, CQI and ViaTrack of $3.3 million, $2.5 million and $5.7 million, respectively, in addition to increases of $9.6 million and $7.4 million, respectively, for capitalized software and equipment and improvements.

Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended December 31, 2012 and 2011 was $43.2 million and $20.9 million, respectively. During the nine months ended December 31, 2012, we received proceeds of $0.8 million from the exercise of stock options, paid $41.5 million in dividends to shareholders and paid $2.4 million in contingent consideration related to acquisitions compared to receiving proceeds of $7.3 million from the exercise of stock options and payments of $30.7 million in dividends to shareholders during the same prior year period.

We recorded a reduction in our tax benefit from share-based compensation of $2.5 million during the nine months ended December 31, 2011 related to tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital. The tax benefit from share-based compensation was not significant for the nine months ended December 31, 2012.

Cash and Cash Equivalents and Marketable Securities
At December 31, 2012, we had cash and cash equivalents of $101.7 million. We may use a portion of these funds towards future acquisitions although the timing and amount of funds to be used has not been determined. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. We anticipate capital expenditures will increase in fiscal year 2013 and will be funded from cash on hand and cash flows from operations.

In January 2007, our Board of Directors adopted a policy whereby we intend to pay a regular quarterly dividend on our outstanding common stock, subject to further review and approval and the establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this policy, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.

On January 23, 2013, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of March 15, 2013 with an expected distribution date on or about April 5, 2013.

Our Board of Directors declared the following dividends during the periods presented (stock split adjusted):

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 24, 2012	June 15, 2012	July 3, 2012	$0.175
July 25, 2012	September 14, 2012	October 5, 2012	$0.175
October 25, 2012	December 14, 2012	December 28, 2012	$0.175
Fiscal year 2013			$0.525

May 25, 2011	June 17, 2011	July 5, 2011	$0.175
July 27, 2011	September 19, 2011	October 5, 2011	$0.175
October 26, 2011	December 20, 2011	January 5, 2012	$0.175
January 25, 2012	March 20, 2012	April 5, 2012	$0.175
Fiscal year 2012			$0.700

Management believes that its cash and cash equivalents on hand at December 31, 2012, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for the remainder of fiscal year 2013.

Contractual Obligations
The following table summarizes our significant contractual obligations, all of which relate to operating leases, at December 31, 2012 and the effect that such obligations are expected to have on our liquidity and cash in future periods. The table below does not include the cash settlement portion of contingent consideration obligations as the Company determined such amounts were not significant for disclosure purposes.

For the year ended March 31,
2013 (remaining three months)	$2,053
2014	7,238
2015	6,167
2016	5,528
2017 and beyond	8,170
$29,156

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of December 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On April 1, 2012, we implemented a corporate-wide Enterprise Resource Planning ("ERP") system. Our new ERP system will standardize and automate business processes, improve operational and financial performance, and enhance internal controls. The implementation of our new ERP system has resulted in changes to our business processes and internal controls over financial reporting. The key controls surrounding the ERP system are being identified and are subject to our Sarbanes-Oxley testing.

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

ITEM 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report and the risk factor set forth below, which supplements and/or updates the risk factors previously disclosed.

We could suffer charges due to asset impairment that could reduce our income. We test our goodwill for impairment annually during our first fiscal quarter, and on interim dates should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with provisions of ASC 350, Intangibles - Goodwill and Other. Although no goodwill impairment exists in any of our operating segments at this time, declines in business performance or other factors could cause the fair value of one or more of our operating segments to be revised downward. For example, our Hospital Solutions Division has experienced recent declines in operating performance due to several factors, including higher costs related to the expansion of implementation and support infrastructure, increased sales and administrative costs, a reduction in maintenance revenue, lower system sales revenues and higher levels of sales credits. If the Hospital Solutions Division or any of our other operating segments fail to achieve sustained revenue growth and improved operating margins, the fair value of such operating segments could be negatively impacted, resulting in an impairment charge that could materially affect our reported net earnings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE AND SAFETY DISCLOSURES

Not Applicable

ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1✓	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 28, 2013.
31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.LAB**	XBRL Taxonomy Extension Label
101.PRE**	XBRL Taxonomy Extension Presentation
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

QUALITY SYSTEMS, INC.
Date:	February 5, 2013	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date:	February 5, 2013	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)