Form 10-K
period 2013-03-31
QUALITY SYSTEMS, INC
filed 2013-05-30
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2012: $737,323,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $18.53 per share).*
The Registrant has no non-voting common equity.
The number of outstanding shares of the Registrant’s common stock as of May 24, 2013 was 59,552,380 shares.

*     For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2013 annual meeting of shareholders are incorporated by reference into Part III.

QUALITY SYSTEMS, INC.

2013 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT
This Annual Report on Form 10-K (this "Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risks factors discussed in “Item 1A. Risk Factors” of this Report, as well as in our other public disclosures and filings with the Securities and Exchange Commission (“SEC”). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report.

PART I

ITEM 1. BUSINESS
Company Overview
Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions (each, a "Division") which are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Hospital Solutions Division (formerly Inpatient Solutions) and (iv) the RCM Services Division (formerly Practice Solutions). In fiscal year 2011, we opened a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”). We derive revenue primarily by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”), independent practice associations ("IPAs") and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.
Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 700, Irvine, California, 92612. We operate on a fiscal year ending on March 31.
The Company was founded with an early focus on providing information systems to dental group practices. This focus area would later become the QSI Dental Division. In the mid-1980s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the ambulatory market. In the mid-1990s, we made two acquisitions that accelerated our penetration of the ambulatory market and formed the basis for the NextGen Division. More recently in the last few years, we acquired several companies, which operate under the Hospital Solutions Division, as part of our strategy to expand into the small and specialty hospital market. Today, we serve the dental, ambulatory, hospital and RCM services markets through our QSI Dental Division, NextGen Division, Hospital Solutions Division and RCM Services Division.
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
In September 2012, we announced certain organizational changes to achieve greater efficiency and integration in our operations as well as to enhance our ability to cross sell products and services to our customers. The changes consolidated Sales, Marketing, Information Technology, and Software Development responsibilities into separate Company-wide roles. We also announced the hiring of a Chief Operating Officer, reporting directly to the Chief Executive Officer responsible for the operations of the Company across all Divisions. We are continuing to evaluate the organizational structure of the Company with the objective to achieve greater synergies and further integration of our products and services.
The QSI Dental Division, NextGen Division and Hospital Solutions Division develop and market software that is designed to automate and streamline a number of the administrative functions required for operating a medical, dental, or hospital practice, such as patient scheduling and billing. It is important to note that since in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices, we actively compete for the replacement market. These Divisions also develop and market software that automates patient records in physician practices, community health centers (CHCs) and hospital settings. In this patient records area of our business, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems. The Hospital Solutions Division develops and markets financial management and billing software products, which perform administrative functions required for operating small and specialty hospitals as well as clinical offerings such as multi-disciplinary clinical documentation and computerized physician order entry (CPOE). The RCM Services Division provides technology solutions and consulting services to cover the full spectrum of healthcare providers' RCM needs, with a primary focus on billing and collection services.
In January 2011, QSIH was formed in Bangalore, India to function as our India-based captive to offshore technology application development and business processing services. As of March 31, 2013, we had 219 full time employees in our Bangalore facility primarily engaged in software development and quality assurance activities.
We continue to pursue product and service enhancement initiatives within each of our Divisions. The majority of such expenditures are currently targeted to the NextGen and Hospital Solutions Division product lines and client bases.
The following table breaks down our reported segment revenue and segment revenue growth by Division for the fiscal years ended March 31, 2013, 2012 and 2011:

	Segment Revenue Breakdown Fiscal Year Ended March 31,			Segment Revenue Growth Fiscal Year Ended March 31,
	2013	2012	2011	2013	2012	2011
QSI Dental Division	4.3%	4.6%	5.7%	2.0%	(1.9)%	16.6%
NextGen Division	74.9%	75.7%	75.3%	5.8%	22.1%	16.5%
Hospital Solutions Division	6.8%	8.0%	5.1%	(8.9)%	92.6%	519.1%
RCM Services Division	14.0%	11.7%	13.9%	28.2%	2.8%	13.7%
Consolidated	100.0%	100.0%	100.0%	7.1%	21.6%	21.1%
QSI Dental Division. The QSI Dental Division, co-located with our corporate headquarters in Irvine, California, focuses on developing, marketing and supporting software suites sold to dental group organizations located throughout the United States. The QSI Dental Division sells additional licenses to its legacy products as existing clients expand their operations, and sells its Web-based SaaS model practice management and clinical software solutions to new customers. This software solution, QSIDental™ Web™, is marketed primarily to multi-location dental group practices in which the QSI Dental Division has historically been a dominant player. Further, QSI Dental sells its Electronic Dental Chart in conjunction with NextGen PM ("Practice Management") and EHR ("Electronic Health Record") and marketed as NextGen EDR (“Electronic Dental Record”) to Federally Qualified Health Centers (“FQHC”) and other safety net entities further defined below.
The QSI Dental Division participates jointly with the NextGen Division in providing software and services to safety-net clinics like FQHCs and other “safety net” health centers, including Public Health Centers, Community Health Centers, Free Clinics, as well as Rural and Tribal Health Centers. FQHCs are community-based organizations and are funded by the federal government, which provide medical and dental services to underprivileged and underserved communities. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, reserved $11 billion over a multi-year period for FQHCs, creating unprecedented opportunities for FQHCs growth and the formation of new FQHCs. When combined and used in tandem, NextGen® Ambulatory EHR, NextGen® Electronic Dental Record and NextGen® Practice Management provides a unique product in this marketplace - an integrated patient record accessible by both physicians and dentists. On May 9, 2012, NextGen® EDR version 4.2 was ONC-ATCB certified by the Certification Commission for Health Information (CCHIT®) as a complete EHR and complies with all clinical quality measures for Eligible Providers. The additional software NextGen® EDR version 4.2 relied on to demonstrate compliance was NextGen® Ambulatory EHR version 5.6 SP1.
The QSI Dental Division's legacy practice management software suite uses a UNIX® operating system. It's Clinical Product Suite (“CPS”) can be fully integrated with the client server-based practice management software offered from each of our Divisions. When integrated and delivered with the NextGen® Practice Management solution, CPS is re-branded as NextGen® EDR. CPS/EDR incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The QSI Dental Division also develops, markets, and provides EDI services to dental practices, including electronic submission of claims to insurance providers as well as automated patient statements.
NextGen Division. The NextGen Division, with headquarters in Horsham, Pennsylvania and a significant location in Atlanta, Georgia, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations. The NextGen Division's major product categories include the NextGen® Ambulatory product suite and NextGen Community Connectivity.
The NextGen® Ambulatory product suite streamlines patient care with standardized, real-time clinical and administrative workflows within a physician’s practice, and consists of:

•
NextGen® Electronic Health Records to ensure complete, accurate documentation to manage patient care electronically and to improve clinical processes and patient outcomes with electronic charting at the point of care;

•	NextGen® Practice Management to automate business processes, from front-end scheduling to back-end collections and financial and administrative processes for increased performance and efficiencies;

•
NextGen® Dashboard, which allows providers to view patient data in a visually rich graphical format. Using bar charts, pie charts, gauges and more, the system displays information at the practice or single provider level;

•
NextGen Mobile, which improves patient care through anytime, anywhere access of patient data. In addition, NextGen Mobile has the capability to increase revenue by easily capturing charges at the point of care resulting in potential reduction of medical liability through better documentation of out-of-office actions; and

•
NextGen NextPen ("NextPen"), which is a revolutionary digital pen that quickly captures manually-entered data into NextGen Ambulatory EHR. NextPen captures structured data and graphic drawings as part of the patient record without scanning or transcription. This technology requires no learning curve for adoption.

•
NextGen® Population Health, introduced in 2012, is an integrated set of communication tools designed to enhance collaborative care. It includes interactive voice response (IVR), texting, email, NextGen® Patient Portal, and clinical data from NextGen® Ambulatory EHR. It can be fully integrated with NextGen® Health Quality Measures (HQM) and has a built-in population profiler for patient outreach.

NextGen® Community Connectivity consists of:

•	NextGen® Health Information Exchange (“HIE”) to exchange patient data securely with community healthcare organizations;

•
NextGen® Patient Portal (“NextMD.com”) is 2014 ONC Certified for Meaningful Use 2; allows providers to communicate with patients online and import information directly into NextGen Ambulatory EHR; allows patients access to their clinical data; and

•	NextGen® Health Quality Measures (“HQM”) to allow seamless quality measurement and reporting for practice and physician performance initiatives.
The NextGen Division products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment.
Services provided by the NextGen Division include:

•
EDI services that are intended to automate the entire patient statement process, reducing labor and printing costs associated with producing statements in-house. In addition, the NextGen Division's EDI works with the most innovative clearinghouses to transform electronic claims submissions into payments;

•	Hosting services that allow practices seeking the benefits of IT automation without the burden of maintaining in-house hardware and networking;

•
NextGen® NextGuard, a data protection service that provides an off-site, data archiving, restoration and disaster recovery preparedness solution for practices to protect clinical and financial data; and

•	Consulting services, including:

◦	strategic governance models and operational transformation;

◦	technical consulting, such as data conversions or interface development, which allow practices to build custom add-on features;

◦	physician consulting resources that allow practices to consult with the NextGen Division’s physician team; and

◦	eHealth consulting services that assist in connecting communities of practices for data sharing.
Hospital Solutions Division. The Hospital Solutions Division, with its primary location in Austin, Texas, provides integrated clinical, financial and connectivity solutions for rural, community and specialty hospitals. This Hospital Solutions Division also develops and markets an equivalent revenue cycle management and clinical information systems software products for the small and specialty hospital market, which perform the administrative functions required for operating hospitals.
In the last few years, we have continued to acquire companies that were established developers of software and services for the inpatient market to operate under the Hospital Solutions Division. On May 1, 2012, we acquired The Poseidon Group ("Poseidon"), a provider of emergency department software. On July 26, 2011, we acquired CQI Solutions, Inc. ("CQI"), a provider of hospital systems for surgery management. On April 29, 2011, we acquired IntraNexus, Inc. ("IntraNexus"), a provider of Web-based integrated clinical and hospital information systems. On February 10, 2010, we acquired Opus Healthcare Solutions, LLC ("Opus"), a provider of Web-based clinical solutions to hospital systems and integrated health networks nationwide and on August 12, 2009 we acquired Sphere Health Systems, Inc. ("Sphere"), a provider of financial information systems to the small hospital inpatient market. These acquisitions are part of our strategy to continue to expand in the small and specialty hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and inpatient markets.
The Hospital Solutions Division's products deliver secure, highly adaptable and easy to use applications to patient centered hospitals and health systems. These products consist of:

•
NextGen® Inpatient Clinicals, a system which resides on an active web platform, and is designed to initiate widespread work efficiency and communication, reduce errors, time-to-chart, and improve care. Our comprehensive clinical solutions include CPOE, clinical decision support, order management, clinical documentation, clinical data repository and more.

•	NextGen® Inpatient Financials, a financial management and revenue cycle solution that helps hospitals improve the operations, financial and regulatory management of their facilities.

•	NextGen® Enterprise Scheduling, a system designed to provide hospital-wide, conflict-free patient scheduling for easier, more efficient patient, resource, and staff management.

•	NextGen® Surgical Management, a system designed to help hospitals optimize OR throughput, quality, efficiency, patient safety, revenue, and compliance.

•
NextGen® Emergency Department Solution, a comprehensive Emergency Department Information System (EDIS) designed to help hospitals reduce costs and medical errors, enhance care, and ensure proper documentation for reimbursement and regulatory compliance.

RCM Services Division. The RCM Services Division, with locations in St. Louis, Missouri, North Canton, Ohio and Hunt Valley, Maryland, provides technology solutions and consulting services to cover the full spectrum of healthcare providers' RCM needs, from patient access through claims denials, with a primary focus on billing and collection services. The RCM Services Division combines a Web-delivered SaaS model and the NextGen® Practice Management software platform to execute its service offerings. Execution of the plan to transition our client base onto the NextGen platform is being implemented. On April 15, 2012, we acquired Matrix Management Solutions, LLC (“Matrix”). Since 1998, North Canton, Ohio-based Matrix, a value-added reseller for NextGen Healthcare, has provided RCM services, healthcare IT solutions and training, implementation and support centered on NextGen® technology, to its clients nationwide. The acquisition has enabled our RCM Services Division to expand its footprint among private and hospital-based physicians and groups by leveraging Matrix's RCM expertise.
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
As the reimbursement environment continues to evolve, more healthcare providers enter into contracts, often with multiple entities, which define the terms under which care is administered and paid. The diversity of payer organizations, as well as additional government regulation and changes in reimbursement models, have greatly increased the complexity of pricing, billing, reimbursement and records management for medical and dental practices. To operate effectively, healthcare provider organizations must efficiently manage patient care and other information and workflow processes, which increasingly extend across multiple locations, disparate systems, and business entities.
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
Our Strategy
Our strategy is to focus on addressing upcoming needs of accountable care organizations around interoperability, patient engagements, population health and data analytics. We believe that our core strength lies in the central role our software products and services play in the delivery of healthcare by the primary physician in an ambulatory setting. We intend to remain at the forefront of upcoming new regulatory requirements including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We intend to continue the development and enhancement of our software solutions to support healthcare reform and the transition from fee for service to pay for performance/quality initiatives such as collaborative accountable care organizations. Key elements of our future software development will be to continue to integrate our ambulatory and inpatient products, making our products more intuitive and easy to use, expanding on our interoperability and enhancing our ability to deliver our software over the cloud with the latest technology.

We are also focusing on capitalizing on the significant cross selling opportunities within our customer base for RCM and other services. We believe that the increased complexity related to the billing and collections process, which goes into effect with ICD-10 in October of 2014, will create additional opportunities for our RCM Services Division.
We want to continue investments in our infrastructure, including but not limited to product development, sales, marketing, implementation and support, to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, to add new clients through maintaining and expanding sales, marketing and product development activities and to expand our relationship with existing clients through delivery of add-on and complementary products and services while continuing our gold-standard commitment of service in support of our client satisfaction programs. We believe that our growing customer base that is using our software on a daily basis is a strategic asset, and we intend to expand our product and service offerings towards this customer base in order to leverage this strategic asset. We believe there is a significant long term opportunity in the small hospital market (under 100 beds) and are making significant investments to build infrastructure and capabilities to support our growing base of small hospital customers with a high degree of customer satisfaction.
Products and Services
In response to the growing need for more comprehensive, cost-effective healthcare information solutions for medical practices, dental practices, hospitals, health centers and other healthcare providers, our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving care quality and productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third party hardware and software solutions, our products enable the integration of a variety of administrative clinical and financial operations. Leveraging more than 30 years of experience in the healthcare information services industry, we believe we continue to add value by providing our clients with sophisticated, full-featured software systems along with comprehensive systems implementation, training, consultation, revenue cycle management, maintenance and support services.
NextGen® Ambulatory Practice Management Systems. Our products consist primarily of proprietary healthcare software applications together with third party hardware and other non-industry specific software. The systems range in capacity from one to thousands of users, allowing us to address the needs of both small and large organizations. The systems are modular in design and may be expanded to accommodate changing client requirements. We offer both standard licenses and SaaS arrangements in our software offerings; although to date, SaaS arrangements do not represent a significant portion of our arrangements.
NextGen® Practice Management (PM) is the NextGen Division’s practice management offering. NextGen® PM has been developed with a functional graphical user interface (“GUI”) certified for use with Windows 2000 and Windows XP operating systems. The product leverages a relational database (Microsoft SQL Server) with support on both 32 and 64 bit enterprise servers. NextGen® PM is a scalable, multi-module solution that includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The NextGen® PM product is a highly configurable, cost-effective proven solution that enables the effective management of both single and multi-practice settings.
NextGen® Ambulatory Clinical Systems. The NextGen Division provides clinical software applications that are complementary to, and are integrated with, our medical practice management offerings and interface with many of the other leading practice management software systems on the market. The applications incorporated into our practice management solutions and others such as scheduling, eligibility, billing and claims processing are augmented by clinical information captured by NextGen® Ambulatory EHR, including services rendered, clinical documentation and diagnoses used for billing purposes. We believe that we currently provide a comprehensive information management solution for the ambulatory marketplace.
NextGen® Ambulatory EHR version 5.8 is compliant with the ONC 2014 Edition criteria and was certified as a Complete EHR on March 1, 2013 by the Certification Commission for Health Information Technology (CCHIT®), an ONC-ACB, in accordance with the applicable Eligible certification criteria adopted by the Secretary of Health and Human Services (HHS). The ONC 2014 Edition criteria support both Stage 1 and 2 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act ("ARRA").
NextGen® Ambulatory EHR was developed with client-server architecture, GUI and utilizes Microsoft Windows 2000, Windows NT or Windows XP on each workstation and either Windows 2000, Windows NT, Windows XP or UNIX on the database server. NextGen® Ambulatory EHR maintains data using industry standard relational database engines such as Microsoft SQL Server or Oracle. The system is scalable from one to thousands of workstations. NextGen® Ambulatory EHR stores and maintains clinical data including:

•	Data captured using user-customizable input “templates”;

•	Scanned or electronically acquired images, including X-rays and photographs;

•	Data electronically acquired through interfaces with clinical instruments or external systems;

•	Other records, documents or notes, including electronically captured handwriting and annotations; and

•	Digital voice recordings.
NextGen® Ambulatory EHR also offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders and powerful reporting and data analysis tools. In 2012, a population health management solution named NextGen® Population Health was introduced to enhance collaborative care capabilities. It features integrated, multi-modal cascading communication tools including interactive voice response (IVR), texting, email, NextGen® Patient Portal, and clinical data from NextGen® Ambulatory EHR. NextGen® Population Health can be fully integrated with

NextGen® Health Quality Measures (HQM) and has an easy-to-use, built-in population profiler to define protocols for patient outreach using billing data from NextGen® Practice Management and clinical data from NextGen® Ambulatory EHR.
QSI Dental Division Practice Management and Clinical Systems. In fiscal year 2010, QSI began selling hosted Software as a Service (SaaS) practice management and clinical software solutions to the dental industry. This software solution is marketed primarily to the multi-location dental group practice market for which the Division has remains a dominate player. This software solution, formerly called NextDDS and now named QSIDental™Web™ to better identify it as a web-based solution, moves the QSI Dental Division to the forefront of the emergence of Internet-based applications and cloud computing and represents a significant growth opportunity for us to sell to both our existing client base and new clients.
In addition to the SaaS clinical offering, QSI's dental charting software system, known as the Clinical Product Suite (CPS), provides a comprehensive solution designed specifically for the dental group practice environment. CPS integrates QSI's dental practice management product with a computer-based clinical information system that incorporates a wide range of clinical tools, including electronic charting of dental procedures, treatment planning, existing conditions, periodontal charting via light-pen, voice-activation or keyboard entry for full periodontal examinations and PSR scoring. In addition, digital imaging of X-ray and intra-oral camera images, computer-based patient education modules are viewable chair-side to enhance case presentation, full access to patient information, treatment plans and insurance plans via a fully integrated interface with our dental practice management product. All this is supported by document and image scanning for digital storage and linkage to the electronic patient record.
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

Hospital Solutions. The Hospital Solutions Division provides clinical, financial, enterprise scheduling, surgery management, emergency department, and EHR-related applications and services to provide value based solutions for rural, community and specialty hospitals. These solutions are designed to help improve patient safety, automate order entry and facilitate real-time communication of patient information throughout the hospital and across the patient care continuum. The Inpatient solutions are highly scalable, secure and easy to use with a Web 2.0-based clinical component that leverages full “cloud computing” capabilities. In May, 2012, QSI announced it had acquired the Poseidon Group Inc. to extend its suite of solutions and footprint across hospitals and to integrate their emergency department solutions into the NextGen Healthcare product offerings. Key Inpatient products consist of:

NextGen® Inpatient Clinicals - a suite of CCHIT ONC 2011-certified solutions based on a scalable, secure and web-based enterprise platform that leverages mobile and 'cloud computing' technology. Clinicians can enter and retrieve relevant inpatient clinical information (patient vitals, lab results, allergies, medications, and imaging results) from bedside or remote locations. NextGen Inpatient Clinicals' CPOE, Clinical Documentation, and Clinical Decision support capabilities and help enable hospitals to achieve Stage 1 through Stage 4 adoption for ARRA meaningful use reimbursement and the HIMSS® EMR Adoption Model. The NextGen® Inpatient Clinicals version 2.6 is compliant with the ONC 2014 Edition criteria and was certified as an electronic health record (EHR) Module on May 1, 2013 by the Certification Commission for Health Information Technology (CCHIT®), in accordance with the applicable Hospital certification criteria adopted by the Secretary of Health and Human Services. The ONC 2014 Edition criteria support both Stage 1 and 2 Meaningful Use measures required to qualify eligible providers and hospitals for funding under ARRA.

NextGen® Inpatient Financials - a financial and administrative system that helps hospitals streamline operations and improve financial and regulatory management of their facilities. The system is designed to automate and consolidate financials processes at single or multiple facilities, including critical access, rural community and specialty hospitals and physician offices. NextGen® Inpatient Financials uses a common patient database and community-based master patient index. It is designed to help optimize revenue management and claims results.

NextGen® Emergency Department Solution - a comprehensive, web-based emergency department information system (EDIS) for hospital emergency departments. It consists of nurse, physician, administration, coding, and billing functionality to reduce costs and medical errors, enhance care, and ensure proper documentation. It offers templates and forms to streamline workflow and augment and enhance a hospital's existing forms set. The NextGen Emergency Department Solutions is interoperable and integrates with other hospital systems.

NextGen® Enterprise Scheduling - a system designed to provide hospital-wide, conflict-free patient scheduling for easier, more efficient patient, resource, and staff management. It can be used as a single module or integrated with any combination of NextGen® Inpatient Clinical Applications. It is designed so that, whether used as a single module or integrated with clinical applications, hospital operations can benefit with better use of resources for increased capacity and patient throughput.

NextGen® Surgical Management - a system designed to help hospitals optimize OR throughput, quality, efficiency, patient safety, revenue, and compliance. Detailed reporting provides surgery directors and hospital administrators with information to fine tune surgical processes, quickly identify cases where costs have exceeded a normal range, and improve use of precious OR resources. Hidden surgical procedure cost drivers can be identified and eliminated. The system also helps ensure compliance with Surgical Care Improvement Project (SCIP) and National Healthcare Safety Network (NHSN) reporting requirements.

Revenue Cycle Management Services. RCM Services Division partners with private and hospital-based physicians and groups to implement the NextGen® product suite with best practice, customizable RCM services in order to help them optimize revenue, better leverage automation, and help them focus on practicing medicine. RCM services capabilities include:

Billing and Collections - A robust set of internal controls, best practice methodologies and comprehensive reporting ensures accuracy and addresses the entire revenue cycle: from patient registration and charge capture, to claim submission, payment posting, denial management and accounts receivable resolution.

Electronic Claims Submission - These services generate HIPAA-compliant insurance transactions to submit client insurance claims electronically to insurance payers nationwide. Automating the electronic claims submission ("ECS") process using the NextGen EPM application is another best practice that reduces costly manual labor. Our solutions support the CMS-1500, UB-04 and ADA Dental Claim Forms and also accommodate proprietary claim formats.

Electronic Remittance & Payment Posting - These automated services help ensure payments are posted accurately and promptly. Using the NextGen® Document Management, we link an image of each explanation of benefit (“EOB”) to the corresponding encounter at the time of payment posting to minimize the need for storage of paper EOBs. The services also use electronic remittance and digital lockboxes to post payments and capture specific denial information for management and tracking.

Accounts Receivable Follow-Up - An accounts receivable management methodology designed in cooperation with our clients helps establish joint follow-up parameters, adjustment rules, standards for account elevation, as well as customized follow-up activities. The RCM Services team will work with the client to replace costly manual processes with workflow automation tools and best practices to reduce denials and improve collections.

Expertise and Support - Our team of experts consists of analysts, billing and coding specialists, auditors, customer service professionals, and account managers - all working for our clients to answer patients' billing questions, monitor RCM performance and trends, provide credentialing assistance and identify opportunities for improvement to optimize collected revenue.
Electronic Data Interchange. We make available EDI capabilities and connectivity services to our clients. The EDI/connectivity capabilities encompass direct interfaces between our products and external third party systems, as well as transaction-based services. EDI products are intended to automate a number of manual, often paper-based or telephony intensive communications between patients and/or providers and/or payers. Two of the more common EDI services are forwarding insurance claims electronically from providers to payers and assisting practices with issuing statements to patients. Most client practices utilize at least some of these services from us or one of our competitors. Other EDI/connectivity services are used more sporadically by client practices. We typically compete to displace incumbent vendors for claims and statements accounts and attempt to increase usage of other elements in our EDI/connectivity product line. In general, EDI services are only sold to those accounts utilizing software from either the QSI Dental or NextGen Divisions. On November 14, 2011, the Company acquired ViaTrack, a developer and provider of information technologies that enhance EDI offerings. This acquisition has provided the Company with in house EDI capabilities at less cost to the Company compared to third party providers. We believe that significant opportunities exist to add EDI services to our portfolio of service offerings in the inpatient market and ViaTrack will provide a platform to pursue this opportunity.
Services include:

•	Electronic claims submission through our relationships with a number of payers and national claims clearinghouses;

•	Electronic patient statement processing, appointment reminder cards and calls, recall cards, patient letters and other correspondence;

•	Electronic insurance eligibility verification; and

•	Electronic posting of remittances from insurance carriers into the accounts receivable application.
Community Connectivity. The NextGen Division also markets NextGen® HIE to facilitate cross-enterprise data sharing, enabling individual physician practices in a given community to selectively share critical data, such as demographics, referrals, medications lists, allergies, diagnoses, lab results, histories and more. This is accomplished through a secure, community-wide data repository that links health care providers, whether they have the NextGen® Ambulatory EHR system, another compatible electronic health records system, together with hospitals, payers, labs and other entities. The product is designed to facilitate data exchange within an Integrated Delivery Network (IDN) or Regional Health Information Organization (“RHIO”). The result is that for every health care encounter in the community, a patient-centric and complete record is accessible for the provider. The availability, accuracy and completeness of information plus the elimination of duplicate data entry can lead to significantly improved patient safety, enhanced decision making capabilities, time efficiencies and cost savings. Our NextGen Division maintains an internet-based patient health portal, NextGen® Patient Portal. NextMD.com is the URL for our vertical portal for the healthcare industry, linking patients with their physicians, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal are able to request appointments, send appointment changes or cancellations, receive test results on-line, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, on-line environment. Our NextGen® suite of information systems are or can be linked to NextMD.com, integrating a number of these features with physicians’ existing systems.
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
Sales and Marketing
We sell and market our products nationwide primarily through a direct sales force and a reseller channel. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2013, 2012 and 2011.
Our direct sales force typically makes presentations to potential clients by demonstrating the system and our capabilities on the prospective client’s premises. Sales efforts aimed at smaller practices can be performed on the prospective clients’ premises, or remotely via telephone or Internet-based presentations. Both the direct and reseller channel sales force is concentrating on more multi-product sales opportunities. These are opportunities where we might sell our ambulatory, inpatient, dental and RCM services or some combination thereof to prospective clients.
Our sales and marketing employees identify prospective clients through a variety of means, including referrals from existing clients, industry consultants, contacts at professional society meetings, trade shows and web-based seminars, trade journal advertising, online advertising, direct mail and email advertising and telemarketing. Resources have shifted more heavily to Web-based marketing to take advantage of buyers that now tend to do more Web research before contacting a vendor. In addition, we focus on more thought leadership marketing to highlight our industry knowledge, expertise and the success of our client base.
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
Several clients have purchased our suite of enterprise products and, in turn, are providing either time-share or billing services to single and group practice practitioners. Under the time-share or billing service agreements, the client provides the use of our software for a fee to one or more practitioners. Although we typically do not receive a fee directly from the distributor’s clients, implementation of such arrangements has, from time to time, resulted in the purchase of additional software capacity by the distributor, as well as new software purchases made by the distributor’s customers should such customers decide to perform the practice management functions in-house.
We continue to concentrate our direct sales and marketing efforts on medical and dental practices, networks of such practices including IPAs and PHOs, professional schools, community health centers, hospitals and other ambulatory care settings.
IPAs, PHOs and similar networks to which we have sold systems provide use of our software to those group and single physician practices associated with the organization or hospital on either a service basis or by directing us to contract with those practices for the sale of stand-alone systems.
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
We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during the fiscal years ended March 31, 2013, 2012 or 2011.
Client Service and Support
We believe our success is attributable in part to our client service and support departments. We offer support to our clients seven days a week, 24 hours a day.
Our client support staff is comprised of specialists who are knowledgeable in the areas of software and hardware as well as in the day-to-day operations of a practice or hospital. System support activities range from correcting minor procedural problems in the client’s system to performing complex database reconstructions or software updates.

We utilize automated online support systems which assist clients in resolving minor problems and facilitate automated electronic retrieval of problems and symptoms following a client’s call to the automated support system. Additionally, our online support systems maintain call records, available at both the client’s facility and our offices.
We offer our clients support services for most system components, including hardware and software, for a fixed monthly, quarterly or annual fee. Clients also receive access to future unspecified versions of the software, on a when-available basis, as part of support services.
Implementation and Training
We offer full service implementation and training services. When a client signs a contract for the purchase of a system that includes implementation and training services, a client manager and implementation specialist trained in the specifics of the client's business. The implementation team is assigned to assist the client in the installation of the system and the training of appropriate practice staff. Implementation and Training is responsible for ensuring proficiency in the use of the system which ultimately improves the practice's performance and quality of care. Implementation services include loading the software, training client personnel, data conversion, running test data and assisting in the development and documentation of procedures. Implementation and training services are provided by our employees as well as certified third parties and certain resellers.
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
The Company has relationships with third party implementation providers to supplement the Company's in house implementation resources.
In addition, NextGen® “E-learning” is an on-line learning subscription service which allows end users to train on the software on the internet. E-learning allows end users to self manage their own learning with their personal learning path and pace. The service allows users to track the status of courses taken.
At present, our training facilities are located in (i) Horsham, Pennsylvania, (ii) Atlanta, Georgia and (iii) Irvine, California. We are in the process of building a fourth training center in Austin, Texas which is scheduled to open late summer 2013.
Competition
The markets for healthcare information systems and services are intensely competitive. The industry is highly fragmented and includes numerous competitors, none of which we believe dominates these markets. Our principal existing competitors in the healthcare information systems and services market include: eClinicalWorks, GE Healthcare (“GE”), Allscripts Healthcare Solutions, Inc. (“Allscripts”), EPIC, athenahealth, Inc., Cerner, Greenway, McKesson and other competitors. In addition, our entry into the small hospital market has introduced new competitors, including Computer Programs and Systems, Inc., Healthland and Healthcare Management Systems, Inc.
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
Product Enhancement and Development
The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance and improve our systems. During fiscal years 2013, 2012 and 2011, we expended approximately $60.4 million, $44.5 million and $32.5 million, respectively, on research and development activities, including capitalized software amounts of $29.5 million, $13.1 million and $10.7 million, respectively. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.
Employees
As of March 31, 2013, we employed approximately 2,333 persons, of which 2,295 were full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.
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
Saturation or consolidation in the healthcare industry could result in the loss of existing customers, a reduction in our potential customer base and downward pressure on the prices for our products and services. As the healthcare information systems market evolves, saturation of this market with our products or our competitors' products could limit our revenues and opportunities for growth. There has also been increasing consolidation amongst healthcare industry participants in recent years, creating integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, the number of market participants decreases and competition to provide products and services like ours will become more intense. The importance of establishing relationships with key industry participants will become greater and our inability to make initial sales of our systems to, or maintain relationships with, newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems could adversely affect our business, results of operations and financial condition. These consolidated industry participants may also try to use their increased market power to negotiate price reductions for our products and services. If we were forced to reduce our prices, our business would become less profitable unless we were able to achieve corresponding reductions in our expenses.
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
We may engage in future acquisitions, which may be expensive, time consuming, subject to inherent risks and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. We acquired Opus and Sphere during fiscal year 2010, IntraNexus and CQI during fiscal year 2012 and Poseidon during fiscal year 2013, all of which are developers of software and services for the inpatient market. We also acquired ViaTrack Systems, LLC ("ViaTrack") during fiscal year 2012 which develops information technologies that enhance EDI offerings, and Matrix during fiscal year 2013 which provides revenue cycle management services. Acquisitions have inherent risks, which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to the following:

•	failure to achieve projected synergies and performance targets;

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

•
difficulty in fully or effectively integrating the acquired technologies, software products, services, business practices or personnel, which would prevent us from realizing the intended benefits of the acquisition;

•	failure to maintain uniform standard controls, policies and procedures across acquired businesses;

•	difficulty in predicting and responding to issues related to product transition such as development, distribution and client support;

•	the possible adverse effect of such acquisitions on existing relationships with third party partners and suppliers of technologies and services;

•
the possibility that staff or clients of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including maintenance or support agreements;

•	the assumption of known and unknown liabilities;

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

•	difficulty in entering geographic and/or business markets in which we have no or limited prior experience;

•	difficulty in integrating acquired operations due to geographical distance and language and cultural differences;

•	diversion of management's attention from other business concerns; and

•	the possibility that acquired assets become impaired, requiring us to take a charge to earnings which could be significant.
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
Our operations are dependent upon our key personnel. If such personnel were to leave unexpectedly, we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of our key development and senior management personnel and successful recruitment of new talent. These personnel have specialized knowledge and skills with respect to our business and our industry. Because we have a relatively small number of employees when compared to other leading companies in our industry, our dependence on maintaining our relationships with key employees and successful recruiting is particularly significant.

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
Continuing worldwide political and economic uncertainties may adversely affect our revenue and profitability. The last several years have been periodically marked by concerns including but not limited to inflation, decreased consumer confidence, the lingering effects of international conflicts, energy costs and terrorist and military activities. Although certain indices and economic data have shown signs of stabilization in the United States and certain global markets, there can be no assurance that these improvements will be broad-based or sustainable. This instability can make it extremely difficult for our clients, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our products and services, delays and a lengthening of our sales cycles and/or difficulty in collection of our accounts receivable. Bankruptcies or similar insolvency events affecting our clients may cause us to incur bad debt expense at levels higher than historically experienced. Further, an ongoing economic stability in the global markets could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. Accordingly, if worldwide political and economic uncertainties continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.
If we are unable to manage our growth in the new markets we may enter, our business and financial results could suffer. Our future financial results will depend in part on our ability to profitably manage our business in new markets that we may enter. We are engaging in the strategic identification of, and competition for, growth and expansion opportunities in new markets or offerings, including but not limited to the areas of interoperability, patient engagements, data analytics and population health. In order to successfully execute on these future initiatives, we will need to, among other things, manage changing business conditions and develop expertise in areas outside of our business's traditional core competencies. Difficulties in managing future growth in new markets could have a significant negative impact on our business, financial condition and results of operations.
We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations. We invest significant resources in the research and development of new and enhanced software products and services. Over the last few years we have incurred, and will continue to incur, significant internal research and development expenses that are recorded as capitalized software costs. We cannot provide assurances that we will be successful in our efforts to develop or sell new software products, which could result in an impairment of the value of the related capitalized software costs, an adverse effect on our financial condition and operating results and a negative impact the future of our business.
We have implemented a new company-wide enterprise resource planning (“ERP”) system. The implementation process is complex and involves a number of risks that may adversely affect our business and results of operations. During fiscal 2013, we replaced our multiple legacy business systems at different sites with a new company-wide, integrated ERP system to handle various business, operating and financial processes. The new system will enhance a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, and internal and external financial and management reporting matters.
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
We could suffer further charges due to asset impairment that could reduce our income. We test our goodwill for impairment annually during our first fiscal quarter, and on interim dates should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with provisions of ASC 350, Intangibles - Goodwill and Other. During the quarter ended March 31, 2013, we recorded a $17.4 million goodwill impairment charge relating to our Hospital Solutions Division (see “Management's Discussion and

Analysis of Financial Condition and Results of Operations” section for additional information regarding this charge). Declines in business performance or other factors could cause the fair value of our Hospital Solutions Division, or any of our other operating segments to be further revised downward, resulting in further impairment charges. If the financial outlook for any of our operating segments warrants additional impairments of goodwill, the resulting write-downs could materially affect our reported net earnings.
Risks Related to Our Products and Service
If our principal products, new product developments or implementation, training and support services fail to meet the needs of our clients, we may fail to realize future growth, suffer reputational harm and face the risk of losing existing clients. We currently derive substantially all of our net revenue from sales of our healthcare information systems and related services. We believe that a primary factor in the market acceptance of our systems has been our ability to meet the needs of users of healthcare information systems. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our clients through the timely development and successful introduction of new and enhanced versions of our systems and other complementary products, as well as our ability to provide high quality implementation, training and support services for our products. We have historically expended a significant percentage of our net revenue on product development and believe that significant continuing product development efforts will be required to retain our existing clients and sustain our growth. Continued investment in our sales staff and our client implementation, training and support staffs will also be required to retain and grow our client base.
There can be no assurance that we will be successful in our customer satisfaction or product development efforts, that the market will continue to accept our existing products and services, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance. If new products or product enhancements are delayed or do not achieve market acceptance, or if our implementation, training and support services do not achieve a high degree of customer satisfaction, our reputation, business, results of operations and financial condition could be adversely affected. At certain times in the past, we have also experienced delays in purchases of our products by clients anticipating our launch, or the launch of our competitors, of new products. There can be no assurance that material order deferrals in anticipation of new product introductions from ourselves or other entities will not occur.
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
We may experience interruption at our data centers or client support facilities. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data at company-owned facilities and through third-party hosting arrangements. In addition, we provide support services to our clients through various client support facilities. We have invested in reliability features such as multiple power feeds, multiple backup generators and redundant telecommunications lines, as well as technical (such as multiple overlapping security applications, access control and other countermeasures) and physical security safeguards, and structured our operations to reduce the likelihood of disruptions. However, complete failure of all local public power and backup generators, impairment of all telecommunications lines, a concerted denial of service cyber-attack, a significant data breach, damage, injury or impairment (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the client data contained therein, or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.
We face the possibility of having to adopt new pricing strategies, such as subscription pricing or bundling. In April 2009, we announced a new subscription based software as a service delivery model which includes monthly subscription pricing. This model is designed for smaller practices to quickly access the NextGen® Ambulatory EHR or NextGen® PM products at a modest monthly per provider price. We currently derive substantially all of our systems revenue from traditional software license, implementation and training fees, as well as the resale of computer hardware. Today, the majority of our clients pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. While the intent of the new subscription based delivery model is to further penetrate the smaller practice market, there can be no assurance that this delivery model will not become increasingly popular with both small and large clients. In addition, we have experienced a recent increase in the demand for bundling our software and systems with RCM service arrangements, which has also caused us to modify our standard upfront license fee pricing model. If the marketplace increasingly demands subscription or bundled pricing, we may be forced to further adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to a significantly greater degree of subscription or bundled pricing could adversely affect our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially.
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
We face the possibility of damages resulting from internal and external security breaches. In the course of our business operations, we compile and transmit confidential information, including patient health information, in our processing centers and other facilities. A breach of security in any of these facilities could damage our reputation and result in damages being assessed against us. In addition, the other systems with which we may interface, such as the Internet and related systems may be vulnerable to security breaches, viruses, programming errors, or similar disruptive problems. The effect of these security breaches and related issues could disrupt our ability to perform certain key business functions and could potentially reduce demand for our services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures, although no assurance can be given that they will be entirely free from potential breach. Maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.
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
Our business depends on continued and unimpeded access to the Internet by us and our customers, which is not within our control. We deliver Internet-based services and, accordingly, depend on our ability and the ability of our customers to access the Internet. This access is currently provided by third parties that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service provides -- all of whom are outside of our control. In the event of any difficulties, outages and delays by Internet service providers, we may be impeded from providing services, resulting in a loss of potential or existing customers.
We may be subject to claims for system errors, warranties or product liability, which could have an adverse effect on our business, results of operations and financial condition. Our software solutions are intended for use in collecting, storing and displaying clinical and healthcare-related information used in the diagnosis and treatment of patients and in related healthcare settings such as admissions and billing. Therefore, users of our software solutions have a greater sensitivity to errors than the market for software products generally. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment and health status, generally, could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new system sales. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.
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
We are subject to the effect of payer and provider conduct which we cannot control and accordingly, there is no assurance that revenue for our services will continue at historic levels. We offer certain electronic claims submission products and services as part of our product line. While we have implemented certain product features designed to maximize the accuracy and completeness of claims submissions, these features may not be sufficient to prevent inaccurate claims data from being submitted to payers. Should inaccurate claims data be submitted to payers, we may be subject to liability claims.
Electronic data transmission services are offered by certain payers to healthcare providers that establish a direct link between the provider and payer. This process reduces revenue to third party EDI service providers such as us. As a result of this, and other market factors, we are unable to ensure that we will continue to generate revenue at or in excess of prior levels for such services.
A significant increase in the utilization of direct links between healthcare providers and payers could adversely affect our transaction volume and financial results. In addition, we cannot provide assurance that we will be able to maintain our existing links to payers or develop new connections on terms that are economically satisfactory to us, if at all.
We face the risks and uncertainties that are associated with litigation against us, which may adversely impact our marketing, distract management and have a negative impact upon our business, results of operations and financial condition. We face the risks associated with litigation concerning the operation of our business. The uncertainty associated with substantial unresolved litigation may have an adverse effect on our business. In particular, such litigation could impair our relationships with existing clients and our ability to obtain new clients. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have an adverse effect on our business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.
There can be no assurance that such litigation will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.
Proprietary rights are material to our success, and the misappropriation of these rights could adversely affect our business and our financial condition. We are heavily dependent on the maintenance and protection of our intellectual property and we rely largely on technical security measures, license agreements, confidentiality procedures and employee nondisclosure agreements to protect our intellectual property. The majority of our software is not patented and existing copyright laws offer only limited practical protection.

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
If we are deemed to infringe on the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services. We have been, and may be in the future, subject to intellectual property infringement claims as the number of our competitors grows and our applications' functionality is viewed as similar or overlapping with competitive products. We do not believe that we have infringed or are infringing on any proprietary rights of third parties. However, claims are occasionally asserted against us, and we cannot assure you that infringement claims will not be asserted against us in the future. Also, we cannot assure you that any such claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims - even if we are ultimately successful in the defense of such matters. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.
Risks Related to Regulation
We may not see the benefits from government funding programs initiated to accelerate the adoption and utilization of health information technology. While government programs have been implemented to improve the efficiency and quality of the healthcare sector, including expenditures to stimulate business and accelerate the adoption and utilization of healthcare technology, we may not see the anticipated benefits of such programs. In February 2009, President Obama signed the American Recovery and Reinvestment Act (“ARRA”), which allocates over $20 billion dollars to healthcare IT over the next several years. The provision of the legislation that addresses health information technology specifically is known as the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”). In 2010 the Obama Administration enacted the Patient Protection and Affordable Care Act (“PPACA”), which mandates insurance for all US citizens and significant reform of the healthcare delivery system. Under the ARRA and the PPACA, unprecedented government financial resources are being invested in healthcare, including significant financial incentives to healthcare providers who can demonstrate meaningful use of certified EHR technology since 2011. While we expect the ARRA and the PPACA to continue to create significant sales opportunities over the next several years, we are unsure of the immediate or long-term impact of these government actions.
Although we believe that our service offerings will meet the requirements of the HITECH Act to allow our customers to qualify for financial incentives for implementing and using our services, there can be no guaranty that our customers will achieve meaningful use or actually receive such planned financial incentives for our services. We also cannot predict the speed at which healthcare providers will adopt electronic health record systems in response to these government incentives, whether healthcare providers will select our products and services or whether healthcare providers will implement an electronic health record system at all. Any delay in the purchase and implementation of electronic health records systems by healthcare providers in response to government programs, or the failure of healthcare providers to purchase an electronic health record system, could have an adverse effect on our business, financial condition and results of operations. It is also possible that additional regulations or government programs related to electronic health records or an amendment or repeal of the HITECH Act could require us to undertake additional efforts to meet meaningful use standards, materially impact our ability to compete in the evolving healthcare IT market or have other impacts that would be unfavorable to our business.
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
We may be subject to false or fraudulent claim laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Any failure of our RCM services to comply with these laws and regulations could result in substantial liability including, but not limited to, criminal liability, could adversely affect demand for our services and could force us to expend significant capital, research and development and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving clients doing business with government payers and have an adverse effect on our business.
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
As part of the ongoing evaluation being undertaken by management and our independent registered public accountants pursuant to Section 404, our internal control over financial reporting was effective as of March 31, 2013. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

•	the size and timing of orders from clients;

•	the specific mix of software, hardware and services in client orders;

•	the length of sales cycles and installation processes;

•	the ability of our clients to obtain financing for the purchase of our products;

•	changes in pricing policies or price reductions by us or our competitors;

•	the timing of new product announcements and product introductions by us or our competitors;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board ("FASB") or other rule-making bodies;

•	accounting policies concerning the timing of the recognition of revenue;

•	the availability and cost of system components;

•	the financial stability of clients;

•	market acceptance of new products, applications and product enhancements;

•	our ability to develop, introduce and market new products, applications and product enhancements;

•	our success in expanding our sales and marketing programs;

•	deferrals of client orders in anticipation of new products, applications, product enhancements, or public/private sector initiatives;

•	execution of or changes to our strategy;

•	personnel changes; and

•	general market/economic factors.
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
Two current and former directors are significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. One of our directors is a significant shareholder who beneficially owns approximately 17.1% of the outstanding shares of our common stock at March 31, 2013. Another former director, who owns approximately 9.6% (based on publicly filed information) of the outstanding shares of our common stock at March 31, 2013, recently resigned from our Board of Directors, but likely maintains a large enough ownership stake to reelect himself to our Board of Directors under cumulative voting. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board of Directors. The amounts required to assure a seat on our Board of Directors can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising the cumulative voting rights. In the event that cumulative voting is invoked, it is likely that these two individuals that are significant shareholders will each have sufficient votes to assure themselves of one or more seats on our Board of Directors. With or without cumulative voting, these two significant shareholders will have substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. For example, in fiscal year 2013, the former director launched a proxy contest to elect a different slate of directors than what our Company proposed to shareholders. We spent approximately $1.3 million to defend against the proxy contest and elect the Company's slate of directors. In addition, such influence by one or both of these shareholders could have the effect of discouraging others from attempting to acquire our Company or create actual or perceived governance instabilities that could adversely affect the price of our common stock.
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
As of March 31, 2013, we leased an aggregate of approximately 436,800 square feet of space with lease agreements expiring at various dates. Significant locations are as follows:

Square Feet
QSI Dental Division (including Corporate Headquarters)
Irvine, California	54,500
Augusta, Georgia	7,300
Other locations	1,800
NextGen Division
Horsham, Pennsylvania	110,000
Atlanta, Georgia	34,800
Other locations	9,300
Hospital Solutions Division
Austin, Texas	45,000
Other locations	3,200
RCM Services Division
St. Louis, Missouri	55,000
Hunt Valley, Maryland	33,500
North Canton, Ohio	22,100
Other locations	6,900
India Healthcare Private Limited	53,400
Total leased properties	436,800

ITEM 3. LEGAL PROCEEDINGS
We have experienced legal claims by customers regarding product and contract disputes, by other third parties asserting that we have infringed their intellectual property rights and by current and former employees regarding certain employment matters. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any such claim, even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks within “Item 1A. Risk Factors".

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable

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
The following table sets forth for the quarters indicated the high and low sales prices for each period indicated, as reported on the NASDAQ Global Select Market:

	High	Low
Three Months Ended
June 30, 2011	$45.79	$38.64
September 30, 2011	$50.70	$37.05
December 31, 2011	$49.22	$33.08
March 31, 2012	$45.00	$35.82
June 30, 2012	$44.19	$23.93
September 30, 2012	$28.22	$15.04
December 31, 2012	$19.14	$16.02
March 31, 2013	$20.96	$17.16

At May 20, 2013, there were approximately 85 holders of record of our common stock.
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
On May 22, 2013, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of Common Stock, payable to shareholders of record as of June 14, 2013 with an expected distribution date on or about July 5, 2013.
Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 24, 2012	June 15, 2012	July 3, 2012	$0.175
July 25, 2012	September 14, 2012	October 5, 2012	0.175
October 25, 2012	December 14, 2012	December 28, 2012	0.175
January 23, 2013	March 15, 2013	April 5, 2013	0.175
Fiscal year 2013			$0.700

May 25, 2011	June 17, 2011	July 5, 2011	$0.175
July 27, 2011	September 19, 2011	October 5, 2011	0.175
October 26, 2011	December 20, 2011	January 5, 2012	0.175
January 25, 2012	March 20, 2012	April 5, 2012	0.175
Fiscal year 2012			$0.700

May 26, 2010	June 17, 2010	July 6, 2010	$0.150
July 28, 2010	September 17, 2010	October 5, 2010	0.150
October 25, 2010	December 17, 2010	January 5, 2011	0.150
January 26, 2011	March 17, 2011	April 5, 2011	0.175
Fiscal year 2011			$0.625

Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, current and anticipated cash needs and plans for expansion.
Performance Graph
The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2013 assuming $100 was invested on March 31, 2008 with all dividends, if any, reinvested. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quality Systems, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

$350
$300
$250
$200
$150
$100
$50
$0
Mar-08
Mar-09
Mar-10
Mar-11
Mar-12
Mar-13
Quality Systems, Inc.
Nasdaq Composite
Nasdaq Computer & Data Processing

____________________

*	$100 invested on 3/31/2008 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.
The last trade price of our common stock on each of March 31, 2009, 2010, 2011, 2012 and 2013 was published by NASDAQ and, accordingly for the periods ended March 31, 2009, 2010, 2011, 2012 and 2013, the reported last trade price was utilized to compute the total cumulative return for our common stock for the respective periods then ended. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data with respect to our consolidated statements of income data for each of the five years in the period ended March 31, 2013 and the consolidated balance sheets data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.
Consolidated Financial Data
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
Statements of Income Data:
Revenue	$460,229	$429,835	$353,363	$291,811	$245,515
Cost of revenue	189,652	151,223	127,482	110,807	88,890
Gross profit	270,577	278,612	225,881	181,004	156,625
Selling, general and administrative	148,353	128,846	108,310	86,951	69,410
Research and development costs	30,865	31,369	21,797	16,546	13,777
Amortization of acquired intangible assets	4,859	2,198	1,682	1,783	1,035
Impairment of goodwill	17,400	—	—	—	—
Income from operations	69,100	116,199	94,092	75,724	72,403
Interest income (expense), net	(107)	247	263	226	1,203
Other income (expense), net	(79)	(139)	61	268	(279)
Income before provision for income taxes	68,914	116,307	94,416	76,218	73,327
Provision for income taxes	26,190	40,650	32,810	27,839	27,208
Net income	$42,724	$75,657	$61,606	$48,379	$46,119
Basic net income per share	$0.72	$1.29	$1.06	$0.84	$0.82
Diluted net income per share	$0.72	$1.28	$1.06	$0.84	$0.81
Basic weighted average shares outstanding	59,392	58,729	57,894	57,270	56,062
Diluted weighted average shares outstanding	59,462	59,049	58,236	57,592	56,792
Dividends declared per common share	$0.700	$0.700	$0.625	$0.600	$0.575

	March 31, 2013	March 31, 2012	March 31, 2011	March 31, 2010	March 31, 2009
Balance Sheet Data:
Cash and cash equivalents	$105,999	$134,444	$116,617	$84,611	$70,180
Working capital	$170,297	$183,277	$145,758	$118,935	$98,980
Total assets	$443,055	$440,352	$378,686	$310,180	$242,101
Total liabilities	$136,006	$145,175	$154,016	$121,891	$86,534
Total shareholders’ equity	$307,049	$295,177	$224,670	$188,289	$155,567

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments as of March 31, 2013.

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
In the last few years, we have continued to acquire companies that were established developers of software and services for the inpatient market to operate under the Hospital Solutions Division. On May 1, 2012, we acquired Poseidon, a provider of emergency department software. On July 26, 2011, we acquired CQI, a provider of hospital systems for surgery management. On April 29, 2011, we acquired IntraNexus, a provider of Web-based integrated clinical and hospital information systems. On February 10, 2010, we acquired Opus, a provider of Web-based clinical solutions to hospital systems and integrated health networks nationwide and on August 12, 2009 we acquired Sphere, a provider of financial information systems to the small hospital inpatient market. These acquisitions are part of our strategy to continue to expand in the small hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and inpatient markets.
On November 14, 2011, we acquired ViaTrack, a developer and provider of information technologies that enhance EDI offerings. This acquisition provides a platform to pursue significant opportunities that exist to add EDI services to our portfolio of offerings in the Inpatient market and is operating under the QSI Dental Division.
On April 15, 2012, we acquired Matrix, a value-added reseller for NextGen Healthcare, that provides RCM services, healthcare IT solutions and training, implementation and support centered on NextGen® technology, to its clients nationwide. The acquisition will enable our RCM Services Division to expand its footprint among private and hospital-based physicians and groups by leveraging Matrix's RCM expertise.
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

We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers, or VARs. We also generate revenue from sales of hardware and third party software, implementation, training, software customization, EDI, post-contract support (maintenance) and other services, including RCM and hosting services, performed for clients who license our products.

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

A typical system contract contains multiple elements of the items discussed. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of those elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. The Company generally establishes VSOE for the related undelivered elements based on the bell-shaped curve method. Maintenance VSOE for the Company's largest clients is based on stated renewal rates only if the rate is determined to be substantive and falls within the Company's customary pricing practices.

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

Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third-party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collection risk is high, the revenue is deferred until collection occurs or becomes probable. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company's arrangements must include the following characteristic:

¤    The fee must be negotiated at the outset of an arrangement and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users.

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

We periodically reassess the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

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

Effect if Actual Results Differ from Assumptions

In fiscal 2013 we adopted the new provisions issued by the Financial Accounting Standards Board ("FASB"), that intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. If the carrying amount of the reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. During the quarter ended December 31, 2012 and subsequently at March 31, 2013, certain events and circumstances indicated the possibility that the carrying value of goodwill could potentially be impaired. Refer to the "Impairment of Goodwill" section within the "Comparison of the Fiscal Years Ended March 31, 2013 and March 31, 2012" discussion below for information regarding the impairment of goodwill at March 31, 2013.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to future impairment charges that could be material.

Business Combinations — Purchase Price Allocations	Judgments and Uncertainties

During the last three fiscal years, we completed five acquisitions: Poseidon, Matrix, ViaTrack, CQI and IntraNexus.
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

Intangible assets consist of trade names and contracts, customer relationships, and software technology, all is which arose in connection with the acquisitions completed during the last three fiscal years.

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

Our stock-based compensation plans consist of stock options and restricted stock. See Note 9 of our consolidated financial statements for a complete discussion of our stock-based compensation programs.

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
On May 24, 2012, the Board of Directors approved its fiscal year 2013 equity incentive program for certain employees to be awarded options to purchase the Company's common stock. Under the program, executives are eligible to receive options based on meeting certain target increases in EPS performance and revenue and operating growth during fiscal year 2013. Non-executive employees are also eligible to receive options based on satisfying certain management established criteria and recommendations of senior management. The options shall be issued pursuant to one of the Company's shareholder approved option plans, have an exercise price equal to the closing price of the Company's shares on the date of grant, a term of eight years and vesting in five equal annual installments commencing one year following the date of grant.

Compensation expense associated with the performance based awards under the Company’s 2013 incentive plan are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions.

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

Overview of Our Results

•
Consolidated revenue increased 7.1% in the year ended March 31, 2013, as compared to the prior year period. Revenue was positively impacted by growth in all of our service revenue categories, which in total grew 19.8%. The increase in consolidated revenue, however, was largely offset by a 16.9% decline in system sales revenue.

•
Consolidated gross profit as a percentage of revenue decreased to 58.8% in the year ended March 31, 2013, as compared to 64.8% in the prior year period. The decline in gross profit as a percentage of revenue was primarily attributable to a change in revenue mix away from higher margin software license revenue toward lower margin service revenue. Software license revenue represented 19.2% of total revenue compared to 28.5% in the prior year. Accordingly, total gross profit from system sales declined 35.0% to $70.9 million versus $109.1 million in the prior year. Partially offsetting the decline in system sales gross profit, however, was an increase in gross profit from service revenue, including maintenance, revenue cycle management and EDI, which grew 17.8% to $199.6 million compared to $169.5 million in the prior year.

•
Consolidated operating income decreased 40.5% in the year ended March 31, 2013, as compared to the prior year period primarily due to the following factors: (a) a change in the mix of revenue towards lower margin service revenue resulting in a decline in gross profit, (b) higher selling, general and administrative expenses, which was primarily a result of increased headcount and selling-related expenses at the NextGen Division and (c) higher corporate-related expenses, primarily due to the impairment of goodwill relating to the Hospital Solutions Division.
QSI Dental Division

•
QSI Dental Division revenue increased 2.0% in the year ended March 31, 2013, and divisional operating income (excluding unallocated corporate expenses) decreased 9.9%, as compared to the same prior year period. The decline in operating income is the result of a decrease in system sales and higher selling, general and administrative expenses. It should be noted that the QSI Dental Division's new software solution (“QSIDental™ Web”) is being sold as a SaaS solution, which typically spreads revenue over a longer period of time rather than being recognized upfront. Revenue recognized from QSIDental Web was not significant in the year ended March 31, 2013.

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

NextGen Division

•
NextGen Division revenue increased 5.8% in the year ended March 31, 2013, as compared to the prior year period. NextGen revenue was positively impacted by 19.6% growth in service revenue, largely offset by a 16.5% decline in system sales revenue. Recurring revenue, which consists of maintenance and EDI revenue, increased 17.1% to $188.2 million and accounted for 54.7% of total NextGen Division revenue for the year ended March 31, 2013. In the same period a year ago, recurring revenue of $160.8 million represented 49.4% of total NextGen Division revenue.

•
NextGen Division operating income (excluding unallocated corporate expenses) decreased 4.8% in the year ended March 31, 2013, as compared to the prior year period. The decline in operating income is primarily the result of a decrease in system sales as mentioned above, as well as a 5.1% increase in selling, general and administrative expenses in the current period.

•
Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, expanding our software and service offerings supporting pay-for-performance initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, expanding our interoperability capabilities, integrating our inpatient and ambulatory software products and further development and enhancements of our portfolio of specialty focused templates within our EHR software. We intend to remain at the forefront of upcoming new regulatory requirements, including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within the RCM Services Division and the Hospital Solutions Division.

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

Hospital Solutions Division

•
Hospital Solutions Division revenue decreased 8.8% in the year ended March 31, 2013, as compared to the prior year period. Revenue was negatively impacted by a 21.3% decline in system sales, as well as slightly lower maintenance revenue and higher reserves for sales returns.

•
Divisional operating income/loss (excluding unallocated corporate expenses) was a loss of $4.4 million, as compared to income of $10.4 million for the prior year period. Operating income was negatively impacted by increases in implementation and support costs related to expanding infrastructure to support a growing customer base, lower software revenue and an increase in selling, general and administrative and research and development expenses during the period, which grew $3.5 million and $2.1 million, respectively.

•	Our acquisition of Poseidon in May 2012 did not significantly impact the Hospital Solutions Division results for the period.

•
The Hospital Solutions Division has benefited from being able to offer both financial and CCHIT® certified clinical software, which has been packaged together, and in May 2013, the division's NextGen® Inpatient Clinicals software was certified for stage two of meaningful use. The Hospital Solutions Division has also benefited from cross sell opportunities with existing NextGen Division customers, including hospitals that are owned or affiliated with physician offices.

•
The Hospital Solutions Division has incurred losses in the last several quarters and is expected to continue to incur losses for the foreseeable future while we continue to invest in implementation and training, support, and development to support our growing customer base and maximize customer satisfaction. We continue to believe in the long term opportunity in the small hospital market in spite of the recent losses which we have incurred.

RCM Services Division

•
RCM Services Division revenue increased 28.2% in the year ended March 31, 2013. Our acquisition of Matrix in April 2012 added approximately $12.5 million in revenue for the current period. Additionally, the RCM Services Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients, as well as new clients added during the year ended March 31, 2013.

•
Operating income as a percentage of revenue increased to approximately 12.7% of revenue in the year ended March 31, 2013 versus 11.6% of revenue in the same prior year period primarily as a result of a significant increase in the RCM Services Division's revenue compared to the prior year period, partially offset by higher selling, general and administrative expenses during the current period.

•
The Company believes that a significant opportunity exists to cross sell revenue cycle management services to existing NextGen Division customers. The portion of existing NextGen Division customers who are using the RCM Services Division's RCM services is less than 15%. We also believe that the increased complexity related to the billing and collections process, which goes into effect with ICD-10 in October of 2014, will create additional opportunities for our RCM Services Division.

•
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

The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
	2013	2012	2011
Revenues:
Software and hardware	19.2%	28.5%	30.1%
Implementation and training services	7.6	6.1	5.1
System sales	26.9	34.6	35.2
Maintenance	34.1	32.3	31.1
Electronic data interchange services	13.0	11.5	11.6
Revenue cycle management and related services	12.9	10.6	12.8
Other services	13.2	11.0	9.3
Maintenance, EDI, RCM and other services	73.1	65.4	64.8
Total revenues	100.0	100.0	100.0
Cost of revenue:
Software and hardware	4.7	4.3	5.6
Implementation and training services	6.7	5.0	4.2
Total cost of system sales	11.4	9.2	9.8
Maintenance	4.4	4.0	3.7
Electronic data interchange services	8.3	7.5	7.8
Revenue cycle management and related services	9.4	8.0	9.6
Other services	7.6	6.4	5.2
Total cost of maintenance, EDI, RCM and other services	29.8	25.9	26.2
Total cost of revenue	41.2	35.2	36.1
Gross profit	58.8	64.8	63.9
Operating expenses:
Selling, general and administrative	32.2	30.0	30.7
Research and development costs	6.7	7.3	6.2
Amortization of acquired intangible assets	1.1	0.5	0.5
Impairment of goodwill	3.8	0.0	0.0
Total operating expenses	43.8	37.8	37.3
Income from operations	15.0	27.0	26.6
Interest income (expense), net	0.0	0.1	0.1
Other income (expense), net	0.0	0.0	0.0
Income before provision for income taxes	15.0	27.1	26.7
Provision for income taxes	5.7	9.5	9.3
Net income	9.3%	17.6%	17.4%

Comparison of the Fiscal Years Ended March 31, 2013 and March 31, 2012
Net Income. Our net income for the year ended March 31, 2013 was $42.7 million, or $0.72 per share on both a basic and fully diluted basis. In comparison, we earned $75.7 million, or $1.29 per share on a basic and $1.28 per share on a fully diluted basis for the year ended March 31, 2012. The change in net income for the year ended March 31, 2013 was primarily attributed to the following:

•	a 35.0% decrease in consolidated system sales gross profit as a result of reduced software revenue;

•	an increase in recurring revenue based gross profit, including maintenance, RCM and EDI which grew 12.1%, 40.9% and 26.9%, respectively, compared to the prior year period;

•	an increase in selling, general and administrative expenses and amortization of acquired intangibles;

•	a $17.4 million impairment of goodwill relating to the Hospital Solutions Division; and

•
a decrease in the provision for income taxes primarily due to the extension of the research and development tax credit in the current year, as well as lower taxable income in comparison to the prior year period

Revenue. Revenue for the year ended March 31, 2013 increased 7.1% to $460.2 million from $429.8 million for the year ended March 31, 2012. NextGen Division revenue increased 5.8% to $344.3 million from $325.5 million in the year ended March 31, 2013, QSI Dental Division revenue increased 2.0% to $20.0 million from $19.6 million, and the RCM Services Division revenue increased 28.2% to $64.5 million from $50.3 million. These increases in revenue were partially offset by a decrease in revenue for the Hospital Solutions Division, which decreased 8.8% to $31.4 million from $34.5 million in the same prior year period.
System Sales. Revenue earned from Company-wide sales of systems for the year ended March 31, 2013 decreased 16.9% to $123.6 million from $148.8 million in the prior year period.
Our decrease in revenue from sales of systems was principally the result of a 16.5% decrease in category revenue at our NextGen Division and a 21.3% decrease at our Hospital Solutions Division. NextGen Division sales in this category decreased $20.5 million to $103.5 million during the year ended March 31, 2013 from $124.1 million during the same prior year period while the Hospital Solutions Division delivered a $3.8 million decrease in category revenue to $14.0 million in the year ended March 31, 2013 as compared to $17.8 million in the same prior year period. The decrease in system sales was driven primarily by lower sales of software to both new and existing clients, partially offset by increased implementation revenue at both the NextGen and Hospital Solutions Divisions. Implementation revenue is typically earned and recognized in the quarters following the sale of the software. Implementation revenue grew for the year ended March 31, 2013 as the Company was implementing system sales from prior periods. Accordingly, implementation revenue grew in fiscal 2013 despite the decline in system sales.
The following table breaks down our reported system sales into software, hardware and third-party software, and implementation and training services components on a consolidated and divisional basis for the years ended March 31, 2013 and 2012 (in thousands):

	Software	Hardware, Third Party Software	Implementation and Training Services	Total System Sales
Fiscal Year Ended March 31, 2013
QSI Dental Division	$2,085	$1,733	$1,599	$5,417
NextGen Division	71,862	5,697	26,002	103,561
Hospital Solutions Division	5,717	1,045	7,207	13,969
RCM Services Division	431	2	200	633
Consolidated	$80,095	$8,477	$35,008	$123,580
Fiscal Year Ended March 31, 2012
QSI Dental Division	$2,865	$1,662	$1,104	$5,631
NextGen Division	100,517	4,839	18,708	124,064
Hospital Solutions Division	10,576	987	6,189	17,752
RCM Services Division	961	—	390	1,351
Consolidated	$114,919	$7,488	$26,391	$148,798

NextGen Division software license revenue decreased 28.5% in the year ended March 31, 2013 versus the same period last year. The Division's software revenue accounted for 69.4% of divisional system sales revenue during the year ended March 31, 2013 compared to 81.0% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division. Our decline in software revenue was related to a number of factors including higher adoption rates by large physician groups which resulted in a smaller number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension to the deadline to adopt stage two meaningful use requirements until calendar 2014.
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
During the year ended March 31, 2013, 5.5% of the NextGen Division's system sales revenue was represented by hardware and third-party software compared to 3.9% during the same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each period depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division's sales arrangements is typically at the request of our clients.
Implementation and training revenue related to system sales at the NextGen Division increased 39.0% in the year ended March 31, 2013 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division increased 16.4%, in the year ended March 31, 2013 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. The number of implementation and training staff increased during the year ended March 31, 2013 versus the same prior year period in order to accommodate the increased amount of implementation services sold in conjunction with software sales. It should be noted however that we have experienced a decline in the level of systems sales in recent quarters which in turn have resulted in a decline in the amount of implementation services sold, specifically in the NextGen Division. We intend to address the fluctuation in demand for services by managing the use of third parties for implementation services. We have historically relied on third parties for a portion of our implementations in order to manage customer requirements. The Hospital Solutions Division required a greater reliance on third parties to handle increased demands for implementation services, especially in the first half of the fiscal year ended March 31, 2013.
Maintenance, EDI, RCM and Other Services. For the year ended March 31, 2013, our company-wide revenue from maintenance, EDI, RCM and other services grew 19.8% to $336.6 million from $281.0 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen Division and an increase in RCM revenue from the RCM Services Division.
Total NextGen Division maintenance revenue for the year ended March 31, 2013 grew 14.9% to $133.9 million from $116.5 million for the same prior year period while NextGen Division EDI revenue grew 22.8% to $54.3 million compared to $44.2 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, consulting services, SaaS fees and hosting services, increased 29.4% to $52.6 million in the year ended March 31, 2013 from $40.6 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers.
The Hospital Solutions Division maintenance, EDI and other services revenue for the year ended March 31, 2013 increased 4.4% as compared to the same prior year period primarily due to an increase in other services revenue. For the year ended March 31, 2013, RCM revenue for the RCM Services Division grew $13.6 million, or 29.9%, to $59.2 million compared to $45.6 million in the same prior year period. RCM revenue was positively impacted by the acquisition of Matrix which contributed $12.5 million in the current year.
The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the years ended March 31, 2013 and 2012 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Fiscal Year Ended March 31, 2013
QSI Dental Division	$7,902	$5,152	$—	$1,519	$14,573
NextGen Division	133,904	54,281	—	52,569	240,754
Hospital Solutions Division	14,126	41	—	3,277	17,444
RCM Services Division	839	235	59,219	3,585	63,878
Consolidated	$156,771	$59,709	$59,219	$60,950	$336,649
Fiscal Year Ended March 31, 2012
QSI Dental Division	$7,639	$5,045	$—	$1,281	$13,965
NextGen Division	116,544	44,214	—	40,645	201,403
Hospital Solutions Division	14,553	—	—	2,158	16,711
RCM Services Division	96	—	45,572	3,290	48,958
Consolidated	$138,832	$49,259	$45,572	$47,374	$281,037

Maintenance revenue for the NextGen Division increased by $17.4 million for the year ended March 31, 2013 as compared to the same prior year period. The growth in maintenance revenue is primarily a result of increases related to net additional licenses from new and existing clients.
The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base while the growth in RCM revenue is attributable to both organic growth as well as the addition in revenue from the Matrix acquisition. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients. Growth in other services revenue is primarily due to increases in third-party annual software licenses, consulting services, SaaS fees, patient portal subscription fees and hosting services revenue.
Cost of Revenue. Cost of revenue for the year ended March 31, 2013 increased 25.4% to $189.7 million from $151.2 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 41.2% from 35.2% driven primarily by a higher percentage of lower margin revenue streams such as implementation and RCM services, as well as slight cost increases across all revenue categories.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2013 and 2012 (in thousands):

	Fiscal Year Ended March 31,
	2013	%	2012	%
QSI Dental Division
Revenue	$19,990	100.0%	$19,596	100.0%
Cost of revenue	10,453	52.3%	9,097	46.4%
Gross profit	$9,537	47.7%	$10,499	53.6%
NextGen Division
Revenue	$344,315	100.0%	$325,467	100.0%
Cost of revenue	114,788	33.3%	93,723	28.8%
Gross profit	$229,527	66.7%	$231,744	71.2%
Hospital Solutions Division
Revenue	$31,413	100.0%	$34,463	100.0%
Cost of revenue	16,703	53.2%	10,540	30.6%
Gross profit	$14,710	46.8%	$23,923	69.4%
RCM Services Division
Revenue	$64,511	100.0%	$50,309	100.0%
Cost of revenue	45,008	69.8%	35,559	70.7%
Gross profit	$19,503	30.2%	$14,750	29.3%
Unallocated cost of revenue (1)	$2,700	N/A	$2,303	N/A
Consolidated
Revenue	$460,229	100.0%	$429,835	100.0%
Cost of revenue	189,652	41.2%	151,223	35.2%
Gross profit	$270,577	58.8%	$278,612	64.8%
____________________

(1)	Relates to the amortization of acquired software technology intangible assets
Gross profit margins for the QSI Dental Division, NextGen Division and the Hospital Solutions Division decreased for the year ended March 31, 2013 compared to the same prior year period primarily due to a significant decrease in software sales during the current year. Gross profit margin in the RCM Services Division increased to 30.2% for the year ended March 31, 2013 as compared to 29.3% for the same prior year period primarily due to a significant increase in recurring revenue during the current year.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the years ended March 31, 2013 and 2012:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Fiscal Year Ended March 31, 2013
QSI Dental Division	8.7%	19.8%	13.6%	10.2%	52.3%	47.7%
NextGen Division	1.6%	12.1%	9.3%	10.3%	33.3%	66.7%
Hospital Solutions Division	3.4%	28.9%	0.1%	20.8%	53.2%	46.8%
RCM Services Division	—%	45.3%	1.0%	23.5%	69.8%	30.2%
Consolidated	1.8%	18.3%	7.7%	13.4%	41.2%	58.8%
Fiscal Year Ended March 31, 2012
QSI Dental Division	7.1%	23.2%	7.9%	8.2%	46.4%	53.6%
NextGen Division	1.3%	12.4%	7.8%	7.3%	28.8%	71.2%
Hospital Solutions Division	3.2%	17.0%	—%	10.4%	30.6%	69.4%
RCM Services Division	—%	46.1%	2.2%	22.4%	70.7%	29.3%
Consolidated	1.6%	17.2%	6.5%	9.9%	35.2%	64.8%

During the year ended March 31, 2013, hardware and third-party software constituted a slightly higher portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services increased to 18.3% of consolidated revenue in the year ended March 31, 2013 compared to 17.2% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $73.9 million in the year ended March 31, 2011 to $84.1 million in the year ended March 31, 2013, an increase of 13.8%, or approximately $10.2 million. Of the $10.2 million increase, approximately $6.0 million of the increase is related to the RCM Services Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $1.5 million in the NextGen Division and $3.2 million for the Hospital Solutions Division for the year ended March 31, 2013 are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. The QSI Dental Division experienced a slight decrease in payroll and benefits expense compared to the same prior year period. The amount of share-based compensation expense included in cost of revenue was not significant for both the years ended March 31, 2013 and 2012.
Other cost of revenue, which primarily consists of third-party annual license, hosting costs, third party implementation and consulting services, and outsourcing costs, increased to 13.4% of total revenue during the year ended March 31, 2013 as compared to 9.9% for the same period a year ago. The Hospital Solutions Division utilized third parties to perform a larger portion of implementation services in fiscal 2013, resulting in higher other costs compared to the prior year.
As a result of the foregoing events and activities, our gross profit percentage decreased to 58.8% for the year ended March 31, 2013 versus 64.8% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 2013 increased 15.1% to $148.4 million as compared to $128.8 million for the same prior year period. The increase in these expenses resulted primarily from:

•	$6.9 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$1.6 million increase in support services, depreciation and maintenance fees related to the April 1, 2012 go-live of our ERP system;

•	$1.8 million of acquisition related expenses, including fair value adjustments;

•	$1.2 million increase in bad debt expense;

•	$0.7 million increase in sales commissions;

•	$1.3 million of proxy contest related expenses; and

•	$6.0 million net increase in other selling and administrative expenses.
Share-based compensation expense was approximately $1.9 million and $2.9 million for the year ended March 31, 2013 and 2012, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 30.0% in the year ended March 31, 2012 to 32.2% in the year ended March 31, 2013.
Research and Development Costs. Research and development costs for the years ended March 31, 2013 and 2012 were $30.9 million and $31.4 million, respectively. Research and development costs as a percentage of revenue decreased to 6.7% in the year ended March 31, 2013 from 7.3% for the prior year period. The slower growth in research and development expenses was primarily due to the achievement of technological feasibility for a major project, allowing us to begin to capitalize costs related to this project in the current year, offset by continued investment in enhancements to our specialty template development, preparation for ICD10 requirements, new products including NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”), and other enhancements to our existing products. Additions to capitalized software costs offset increases in research and development costs. For the years ended March 31, 2013 and 2012, our additions to capitalized software were $29.5 million and $13.1 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. The increase in capitalized software added in the year ended March 31, 2013 included $3.0 million paid for the source code of a pharmacy system which supports customers in the Hospital Solutions Division as well as greater investment in this division. For the years ended March 31, 2013 and 2012, total research and development expenditures including costs expensed and costs capitalized were $60.4 million and $44.5 million, respectively. We intend to continue to invest heavily in research and development expenses as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the years ended March 31, 2013 and 2012.
Amortization of Acquired Intangible Assets. Amortization included in operating expense related to acquired intangible assets for the years ended March 31, 2013 and 2012 was $4.9 million and $2.2 million, respectively.
Impairment of Goodwill. During the second quarter of fiscal 2013, the operating performance of the Hospital Solutions Division ("Hospital reporting unit" or "Hospital") weakened, relative to the historic performance of this division. Revenues and operating results further declined during the third quarter of 2013. Accordingly, we assessed the conditions giving rise to the operating performance and evaluated the carrying amount of Hospital's goodwill balance. At such time, we concluded that the fair value of the Hospital reporting unit exceeded the carrying amount of the related goodwill, and therefore the value of the goodwill required no impairment. During the latter part of the quarter ended March 31, 2013, however, we reassessed the short-term and longer-term business strategies and operating expectations relating to the Hospital Solutions Division. From this assessment, we concluded that it was necessary to re-evaluate Hospital's goodwill for impairment during the fourth quarter of fiscal 2013.

Based upon the above, the Company performed step one of the goodwill impairment test and determined that the fair value of the Hospital reporting unit, which was based on a combination of discounted cash flow analysis and market approach, was lower than the carrying value. The failure of step one triggered step two of the impairment test.
As a result of the step two analysis, the Company determined the implied fair value of the Hospital reporting unit's goodwill and concluded that the carrying value of goodwill exceeded its implied fair value. Based upon the resulting computations, an impairment charge of $17.4 million was recognized during the fourth quarter of fiscal 2013.
The Company determined the implied fair value of the Hospital reporting unit's goodwill in the same manner as the amount of goodwill recognized in a business combination. Therefore, the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.
Key assumptions affecting the results of the goodwill impairment test include: a) the near-term continuation of recent results of operations for the Division and b) our detailed reassessment of the strategies of the Division and the actions required to achieve those strategies. Such reassessment resulted in a reprioritization of the objectives for the Division in the next fiscal year and a determination that additional investment and expenditures would be required to achieve those objectives. Specifically, the Division will place client satisfaction as its highest priority, de-emphasizing near-term growth.
To achieve high client satisfaction, the Division plans to implement several initiatives designed to enhance the Division's ability to deliver better value for its customers including implementation, support, and software development. First, the Division will work to aggressively add employees to its implementation, support, and software development departments to increase the ratio of employees-to-customers. This will enable the Division to be more hands-on and responsive during the implementation and support phases. Additionally, during the next fiscal year, the Division plans to bear the cost of providing additional training and implementation services to certain customers, to enable those customers to make better use of the functionality of the system. We believe that by completing this work and adding to the support, implementation, and development teams, the Division will greatly improve its customer experience, and thereby help the Division improve its ability to have more of its client base serve as reference sites.
Additionally, the revenue assumptions relating to the Hospital Division outlook for the next several years reflect planned constraints on: a) the rate of new implementation engagements, to accommodate the client satisfaction initiative, and b) the timing and extent of product sales in light of other operational and product development considerations.
Though we have confidence in our assumptions regarding the future performance of the Hospital Solutions Division, if the future financial results relating to the Division fall short of our assumptions, the fair value of the reporting unit could be negatively impacted, resulting in an additional impairment of goodwill and/or other intangible assets.
The Company will continue to monitor the operating performance of its reporting units in future periods for evidence of any additional indicators of impairment.
Interest and Other Income (Expense). Total interest and other income (expense) for the year ended March 31, 2013 was $0.2 million of expense as compared to income of $0.1 million for the year ended March 31, 2012. Interest and other income (expense) consists primarily of dividends and interest earned on our investments along with foreign currency gains or losses for the period.
Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds, Certificates of Deposit and short term Municipal Bonds with maturities of 365 days or less at the time of purchase. Our Board of Directors continues to review alternate uses for our cash including, but not limited to, payment of a special dividend, initiation of a stock buyback program, an expansion of our investment policy and other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.
Provision for Income Taxes. The provision for income taxes for the years ended March 31, 2013 and 2012 were $26.2 million and $40.6 million, respectively. The effective tax rates were 38.0% and 35.0% for the years ended March 31, 2013 and 2012, respectively. The effective rate for the year ended March 31, 2013 increased as compared to the prior year period primarily due to the non-deductibility of $5.1 million (tax effected) relating to the impairment of goodwill. Partially offsetting this impact are increased benefits to the overall effective tax rate from the state effective tax rate, research and development credits and qualified production activities deductions.
During the years ended March 31, 2013 and 2012, we recognized research and development tax credits of approximately $1.5 million and $1.0 million, respectively. The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code (“IRC”) of approximately $9.0 million and $10.0 million (pre-tax) during the years ended March 31, 2013 and 2012, respectively. Research and development credits and the qualified production activities income deduction calculated by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision.

Comparison of the Fiscal Years Ended March 31, 2012 and March 31, 2011
Net Income. Our net income for the year ended March 31, 2012 was $75.7 million, or $1.29 per share on a basic and $1.28 per share on a fully diluted basis. In comparison, we earned $61.6 million, or $1.06 per share on both a basic and fully diluted basis for the year ended March 31, 2011. The increase in net income for the year ended March 31, 2012 was primarily attributed to the following:

•	a 21.6% increase in consolidated revenue, including an increase in revenues of $58.9 million from our NextGen Division and $16.6 million from our Hospital Solutions Division;

•	21.3% increase in consolidated software license revenue, which accounted for 77.2% of total system sales;

•	a 19.2% increase in recurring revenue, including RCM, maintenance and EDI revenue; offset by

•	an increase in selling, general and administrative expenses and research and development costs.
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
The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2012 and 2011 (in thousands):

	Fiscal Year Ended March 31,
	2012	%	2011	%
QSI Dental Division
Revenue	$19,596	100.0%	$19,966	100.0%
Cost of revenue	9,097	46.4%	9,034	45.2%
Gross profit	$10,499	53.6%	$10,932	54.8%
NextGen Division
Revenue	$325,467	100.0%	$266,546	100.0%
Cost of revenue	93,723	28.8%	78,496	29.4%
Gross profit	$231,744	71.2%	$188,050	70.6%
Hospital Solutions Division
Revenue	$34,463	100.0%	$17,898	100.0%
Cost of revenue	10,540	30.6%	4,671	26.1%
Gross profit	$23,923	69.4%	$13,227	73.9%
RCM Services Division
Revenue	$50,309	100.0%	$48,953	100.0%
Cost of revenue	35,559	70.7%	34,896	71.3%
Gross profit	$14,750	29.3%	$14,057	28.7%
Unallocated cost of revenue (1)	$2,303	N/A	$385	N/A
Consolidated
Revenue	$429,835	100.0%	$353,363	100.0%
Cost of revenue	151,223	35.2%	127,482	36.1%
Gross profit	$278,612	64.8%	$225,881	63.9%
____________________

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
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 2012 increased 19.0% to $128.8 million as compared to $108.3 million for the same prior year period. The increase in these expenses resulted primarily from:

•	$12.6 million increase in salaries and related benefit expenses primarily as a result of headcount additions and acquisitions;

•	$2.9 million increase in sales commissions primarily related to the NextGen Division;

•	$1.9 million increase in bad debt expense; and

•	$3.1 million net increase in other selling and administrative expenses.
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

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the years ended March 31, 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Cash and cash equivalents	$105,999	$134,444	$116,617
Net increase (decrease) in cash and cash equivalents	$(28,445)	$17,827	$32,006
Net income	$42,724	$75,657	$61,606
Net cash provided by operating activities	$68,041	$78,105	$70,317
Number of days of sales outstanding (1)	122	122	131
___________________________
(1) Days sales outstanding is equal to accounts receivable divided by average daily revenue

Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income plus adjustments to add back non-cash expenses, such as depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation, changes in fair value of contingent consideration and deferred taxes.
The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Net income	$42,724	$75,657	$61,606
Non-cash expenses	42,824	14,932	17,243
Change in deferred revenue	(17,993)	5,993	13,211
Change in accounts receivable	(7,988)	(10,389)	(36,094)
Change in other assets and liabilities	8,474	(8,088)	14,351
Net cash provided by operating activities	$68,041	$78,105	$70,317

Net Income. As referenced in the above table, net income makes up the majority of our cash generated from operations for the years ended March 31, 2013, 2012 and 2011.
Non-Cash Expenses. Non-cash expenses include depreciation, amortization of intangibles and amortization of capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation, changes in fair value of contingent consideration, impairment of goodwill and deferred taxes. Total non-cash expenses were $42.8 million, $14.9 million and $17.2 million for the years ended March 31, 2013, 2012 and 2011, respectively.
The $27.9 million increase in non-cash expenses for the year ended March 31, 2013 as compared to the same prior year period is primarily due to $17.4 million related to the impairment of goodwill, as well as increases of approximately $1.7 million in depreciation, $1.4 million of amortization of capitalized software costs, $1.2 million of bad debt expense, $3.1 million of amortization of other intangibles, a $0.1 million increase in the provision for inventory obsolescence, $4.3 million of excess tax benefit from share-based compensation and $1.3 million in fair value adjustments for contingent consideration, partially offset by a $1.0 million decrease in share-based compensation and a $1.5 million increase in deferred income tax benefit.
The $2.3 million decrease in non-cash expenses for the year ended March 31, 2012 as compared to the prior year period is primarily related to increases of approximately $0.9 million in depreciation, $1.2 million of amortization of capitalized software costs, $1.2 million of amortization of other intangibles, $1.9 million in bad debt expense and a $0.1 million loss on disposal of fixed assets, offset by a $0.4 million decrease in share-based compensation, a $0.8 million decrease in fair value adjustments for contingent consideration, a $2.6 million increase in excess tax benefit from share-based compensation and a $3.8 million increase in deferred income tax benefit.
Deferred Revenue. Cash from operations was negatively impacted by a decrease in deferred revenues of approximately $18.0 million for the year ended March 31, 2013 versus an increase of $6.0 million and $13.2 million in the years ended March 31, 2012 and 2011, respectively. The decline in deferred revenue was primarily due to lower deferred implementation services, which was related to a decline in system sales during the period. Deferred implementation revenue was also impacted by a change in the Company's standard payment terms for implementation services. During the quarter ended March 31, 2012, the Company modified its standard payment terms for implementation services sold in conjunction with software to separate license fee payments from services and to bill for services as such services are provided. This change results in implementation service fees not being recorded as both accounts receivable and deferred revenue upon the execution of a contract. In future periods, deferred implementation and training revenue is not expected to be as significant due to this change in standard payment terms.
Accounts Receivable. Accounts receivable grew by approximately $8.0 million, $10.4 million and $36.1 million for the years ended March 31, 2013, 2012 and 2011, respectively. The increase in accounts receivable is primarily due to the following factors:

•	Consolidated revenue grew 7.1%, 21.6% and 21.1% for the years ended March 31, 2013, 2012 and 2011, respectively;

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

Provided turnover of accounts receivable, deferred revenue and profitability remain consistent with the 2013 fiscal year, we anticipate being able to continue generating cash from operations during fiscal year 2014 primarily from our net income.
Other Assets and Liabilities. Cash from operations in the year ended March 31, 2013 was positively impacted by a net $8.5 million increase in other assets and liabilities compared to a net decrease of $8.1 million for the year ended March 31, 2012. For the year ended March 31, 2013, the $8.5 million change in other assets and liabilities is primarily the result of an increase in accounts payable of $6.2 million, an increase of $4.7 million in other current and non-current liabilities primarily due to contingent consideration and other acquisition related liabilities in the current period, partially offset by a $2.4 million net decrease in all other assets and liabilities.
Cash from operations in the year ended March 31, 2012 was negatively impacted by a net $8.1 million decrease in other assets and liabilities compared to a net increase of $14.4 million for the year ended March 31, 2011. For the year ended March 31, 2012, the $8.1 million change in other assets and liabilities is primarily the result of an decrease in accounts payable of $2.2 million, an increase in income tax receivable of $2.6 million, a decrease in other current assets of $3.0 million, and a net decrease of $0.3 million for all other assets and liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the years ended March 31, 2013, 2012 and 2011 was $53.6 million, $34.9 million and $10.6 million, respectively. During the year ended March 31, 2013 cash flows from investing consists of net cash paid for the acquisitions of Matrix and Poseidon of $5.1 million and $2.0 million, respectively, in addition to increases of $29.5 million and $10.0 million, respectively, for capitalized software and equipment and improvements and $7.1 million for the purchase of marketable securities.
During the year ended March 31, 2012, cash flows from investing primarily consists of net cash paid for the acquisitions of IntraNexus, CQI and ViaTrack of $3.3 million, $2.5 million and $5.7 million, respectively, in addition to increases of $13.1 million and $10.3 million, respectively for capitalized software and equipment and improvements.
During the year ended March 31, 2011, $17.2 million of cash was used for net additions of equipment and improvements and capitalized software and $1.1 million for the purchase of marketable securities, offset by proceeds of $7.7 million received from the sale of our ARS investments.
Cash Flows from Financing Activities
Net cash used in financing activities for the years ended March 31, 2013, 2012 and 2011 was $42.9 million, $25.4 million and $27.7 million, respectively. During the year ended March 31, 2013, we received proceeds of $0.9 million from the exercise of stock options, paid $41.5 million in dividends to shareholders, and paid $2.4 million in contingent consideration related to acquisitions compared to proceeds of $12.8 million from the exercise of stock options, payment of $41.0 million in dividends to shareholders and payment of $1.3 million in contingent consideration during the year ended March 31, 2012 and proceeds of $5.7 million from the exercise of stock options, payment of $34.7 million in dividends to shareholders and payment of $0.3 million in contingent consideration during the year ended March 31, 2011.
We recorded a reduction in our tax benefit from share-based compensation of $4.1 million and $1.5 million during the years ended March 31, 2012 and 2011, respectively, related to tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital. The tax benefit from share-based compensation was not significant for the year ended March 31, 2013.
Cash and Cash Equivalents and Marketable Securities
At March 31, 2013, we had cash and cash equivalents of $106.0 million. We may use a portion of these funds towards future acquisitions although the timing and amount of funds to be used has not been determined. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. Such expenditures will be funded from our cash on hand and cash flows from operations.
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
On May 22, 2013, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of June 14, 2013 with an expected distribution date on or about July 5, 2013.
Our Board of Directors declared the following dividends during the periods presented (stock split adjusted):

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 24, 2012	June 15, 2012	July 3, 2012	$0.175
July 25, 2012	September 14, 2012	October 5, 2012	0.175
October 25, 2012	December 14, 2012	December 28, 2012	0.175
January 23, 2013	March 15, 2013	April 5, 2013	0.175
Fiscal year 2013			$0.700
May 25, 2011	June 17, 2011	July 5, 2011	$0.175
July 27, 2011	September 19, 2011	October 5, 2011	0.175
October 26, 2011	December 20, 2011	January 5, 2012	0.175
January 25, 2012	March 20, 2012	April 5, 2012	0.175
Fiscal year 2012			$0.700
May 26, 2010	June 17, 2010	July 6, 2010	$0.150
July 28, 2010	September 17, 2010	October 5, 2010	0.150
October 25, 2010	December 17, 2010	January 5, 2011	0.150
January 26, 2011	March 17, 2011	April 5, 2011	0.175
Fiscal year 2011			$0.625

Management believes that its cash and cash equivalents on hand at March 31, 2013, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for fiscal year 2014.
Contractual Obligations
The following table summarizes our significant contractual obligations at March 31, 2013 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2014	2015	2016	2017	2018 and beyond
Operating lease obligations	$32,848	$8,152	$7,043	$6,519	$4,595	$6,539
Contingent consideration and other acquisition related liabilities	3,050	1,778	646	313	313	—
Total	$35,898	$9,930	$7,689	$6,832	$4,908	$6,539

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2013, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Security Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 in making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in Item 15 of Part IV of this Report, "Exhibits and Financial Statement Schedules."
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Shareholders’ Meeting to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets as of March 31, 2013 and 2012	51

Consolidated Statements of Comprehensive Income — Years Ended March 31, 2013, 2012 and 2011	52

Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2013, 2012 and 2011	55

Consolidated Statements of Cash Flows — Years Ended March 31, 2013, 2012 and 2011	56

Notes to Consolidated Financial Statements	57

(2) The following supplementary financial statement schedule of Quality Systems, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

Schedule II — Valuation and Qualifying Accounts	77

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

Index to Exhibits	78

INDEX TO EXHIBITS

Exhibit Number	Description

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

3.6
Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2011 is hereby incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed October 6, 2011.

10.1*
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

10.3*	Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.10.1 of the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.4*	Second Amended and Restated 2005 Stock Option and Incentive Plan is incorporated by reference to Appendix to the registrant’s Definitive Proxy Statement on Schedule 14A filed on July 1, 2011.

10.5*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 5, 2007.

10.6*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 5, 2007.

10.7*	Employment Agreement with Steven Plochocki is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 12, 2008.

10.8**	2009 Quality Systems, Inc. Amended and Restated Deferred Compensation Plan.

10.9*	Form of Outside Directors Amended and Restated Restricted Stock Agreement is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed February 2, 2010.

10.10*	Form of Outside Director's Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 15, 2011.

10.11*	Description of 2013 Director Compensation Program for Fiscal Year Ended March 31, 2013 is incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 30, 2012.

10.12*	Description of 2013 Executive Compensation Program for Fiscal Year Ended March 31, 2013 is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 30, 2012.

10.13*
Employment Arrangement dated September 19, 2012 between Quality Systems, Inc., and Daniel Morefield, is incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on September 25, 2012.

10.14*	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 28, 2013.

10.15*	Description of 2014 Executive Compensation Program for Fiscal Year Ended March 31, 2014 is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 28, 2013.

10.16*	Form of Executive Officer Restricted Stock Agreement is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed May 28, 2013.

10.17*	Description of 2014 Director Compensation Program for Fiscal Year Ended March 31, 2014 is incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed May 28, 2013.

21**	List of subsidiaries.

23.1**	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1**	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation

101.LAB***	XBRL Taxonomy Extension Label

101.PRE***	XBRL Taxonomy Extension Presentation
____________________

*	This exhibit is a management contract or a compensatory plan or arrangement.

**	Filed herewith.

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

Date: May 30, 2013
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

Signature	Title	Date

/s/ Sheldon Razin	Chairman of the Board and Director	May 30, 2013
Sheldon Razin

/s/ Steven T. Plochocki	Chief Executive Officer (Principal Executive Officer) and Director	May 30, 2013
Steven T. Plochocki

/s/ Paul A. Holt	Chief Financial Officer (Principal Accounting Officer) and Executive Vice President	May 30, 2013
Paul A. Holt

/s/ Craig Barbarosh	Director	May 30, 2013
Craig Barbarosh

/s/ Mark Davis	Director	May 30, 2013
Mark Davis

/s/ George Bristol	Director	May 30, 2013
George Bristol

Director
Michael Aghajanian

/s/ Russell Pflueger	Director	May 30, 2013
Russell Pflueger

/s/ Lance Rosenzweig	Director	May 30, 2013
Lance Rosenzweig

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Quality Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, statements of shareholders' equity and statements of cash flow present fairly, in all material respects, the financial position of Quality Systems, Inc. and its subsidiaries at March 31, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Orange County, California
May 30, 2013

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$105,999	$134,444
Restricted cash (Note 1)	5,488	1,962
Marketable securities	12,012	4,987
Accounts receivable, net (Note 9)	148,257	145,756
Inventories	710	1,242
Income taxes receivable	—	2,628
Deferred income taxes, net	12,140	10,127
Other current assets	12,720	11,563
Total current assets	297,326	312,709
Equipment and improvements, net	21,887	17,841
Capitalized software costs, net	39,781	19,994
Intangibles, net	27,550	23,259
Goodwill	45,761	60,776
Other assets	10,750	5,773
Total assets	$443,055	$440,352
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,501	$4,532
Deferred revenue	65,207	83,108
Accrued compensation and related benefits	11,915	11,870
Income taxes payable	1,480	—
Dividends payable	10,418	10,354
Other current liabilities	26,508	19,568
Total current liabilities	127,029	129,432
Deferred revenue, net of current	1,219	1,293
Deferred income taxes, net	—	5,351
Deferred compensation	3,809	3,497
Other noncurrent liabilities	3,949	5,602
Total liabilities	136,006	145,175
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 59,543 and 59,180 shares at March 31, 2013 and 2012, respectively	595	592
Additional paid-in capital	179,743	169,033
Accumulated other comprehensive income (loss)	(11)	(45)
Retained earnings	126,722	125,597
Total shareholders’ equity	307,049	295,177
Total liabilities and shareholders’ equity	$443,055	$440,352

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2013	2012	2011
Revenues:
Software and hardware	$88,572	$122,407	$106,514
Implementation and training services	35,008	26,391	18,015
System sales	123,580	148,798	124,529
Maintenance	156,771	138,832	110,019
Electronic data interchange services	59,709	49,259	41,022
Revenue cycle management and related services	59,219	45,572	45,065
Other services	60,950	47,374	32,728
Maintenance, EDI, RCM and other services	336,649	281,037	228,834
Total revenues	460,229	429,835	353,363
Cost of revenue:
Software and hardware	21,750	18,399	19,779
Implementation and training services	30,896	21,298	15,010
Total cost of system sales	52,646	39,697	34,789
Maintenance	20,316	17,104	12,948
Electronic data interchange services	38,350	32,422	27,711
Revenue cycle management and related services	43,324	34,295	33,815
Other services	35,016	27,705	18,219
Total cost of maintenance, EDI, RCM and other services	137,006	111,526	92,693
Total cost of revenue	189,652	151,223	127,482
Gross profit	270,577	278,612	225,881
Operating expenses:
Selling, general and administrative	148,353	128,846	108,310
Research and development costs	30,865	31,369	21,797
Amortization of acquired intangible assets	4,859	2,198	1,682
Impairment of goodwill	17,400	—	—
Total operating expenses	201,477	162,413	131,789
Income from operations	69,100	116,199	94,092
Interest income (expense), net	(107)	247	263
Other income (expense), net	(79)	(139)	61
Income before provision for income taxes	68,914	116,307	94,416
Provision for income taxes	26,190	40,650	32,810
Net income	$42,724	$75,657	$61,606
Other comprehensive income (loss):
Foreign currency translation (net of $0 tax)	34	(3)	—
Unrealized loss on AFS securities (net of $0 tax)	—	(42)	—
Comprehensive income	$42,758	$75,612	$61,606
Net income per share:
Basic	$0.72	$1.29	$1.06
Diluted	$0.72	$1.28	$1.06
Weighted-average shares outstanding:
Basic	59,392	58,729	57,894
Diluted	59,462	59,049	58,236
Dividends declared per common share	$0.700	$0.700	$0.625

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2010	57,758	$578	$121,982	$65,729	$—	$188,289
Exercise of stock options	310	3	5,714	—	—	5,717
Tax benefit resulting from exercise of stock options	—	—	1,524	—	—	1,524
Stock-based compensation	—	—	3,748	—	—	3,748
Dividends declared	—	—	—	(36,214)	—	(36,214)
Net income	—	—	—	61,606	—	61,606
Balance, March 31, 2011	58,068	581	132,968	91,121	—	224,670
Exercise of stock options and issuance of restricted stock	735	7	12,783	—	—	12,790
Common stock issuance for earnout settlement	286	3	11,885	—	—	11,888
Common stock issuance for acquisitions	91	1	3,931	—	—	3,932
Tax benefit resulting from exercise of stock options	—	—	4,145	—	—	4,145
Stock-based compensation	—	—	3,321	—	—	3,321
Dividends declared	—	—	—	(41,181)	—	(41,181)
Components of other comprehensive income (loss):
Unrealized loss on AFS securities	—	—	—	—	(42)	(42)
Translation adjustments	—	—	—	—	(3)	(3)
Net income	—	—	—	75,657	—	75,657
Balance, March 31, 2012	59,180	592	169,033	125,597	(45)	295,177
Exercise of stock options and issuance of restricted stock	83	1	947	—	—	948
Common stock issuance for earnout settlement	165	1	2,999	—	—	3,000
Common stock issuance for acquisitions	115	1	4,594	—	—	4,595
Tax benefit resulting from exercise of stock options	—	—	(157)	—	—	(157)
Stock-based compensation	—	—	2,327	—	—	2,327
Dividends declared	—	—	—	(41,599)	—	(41,599)
Components of other comprehensive income (loss):
Translation adjustments	—	—	—	—	34	34
Net income	—	—	—	42,724	—	42,724
Balance, March 31, 2013	59,543	$595	$179,743	$126,722	$(11)	$307,049

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$42,724	$75,657	$61,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,928	5,195	4,304
Amortization of capitalized software costs	9,668	8,254	7,091
Amortization of other intangibles	7,559	4,501	3,255
Provision for bad debts	6,885	5,715	3,780
Provision for inventory obsolescence	193	43	27
Share-based compensation	2,327	3,321	3,748
Deferred income tax benefit	(9,565)	(8,025)	(4,194)
Excess tax benefit from share-based compensation	157	(4,145)	(1,524)
Change in fair value of contingent consideration	1,272	—	789
Impairment of goodwill	17,400	—	—
Loss (gain) on disposal of equipment and improvements	—	73	(33)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(7,988)	(10,389)	(36,094)
Inventories	339	(1,024)	1,052
Income taxes receivable	2,628	(2,628)	2,953
Other current assets	(4,073)	(2,955)	(3,746)
Other assets	(2,777)	(841)	(1,817)
Accounts payable	6,223	(2,184)	3,344
Deferred revenue	(17,993)	5,993	13,211
Accrued compensation and related benefits	45	1,623	1,296
Income taxes payable	1,082	615	5,054
Other current liabilities	9,079	(1,910)	12,560
Deferred compensation	312	1,009	605
Other noncurrent liabilities	(4,384)	207	(6,950)
Net cash provided by operating activities	68,041	78,105	70,317
Cash flows from investing activities:
Additions to capitalized software costs	(29,455)	(13,098)	(10,695)
Additions to equipment and improvements	(9,969)	(10,323)	(6,804)
Proceeds from disposal of equipment and improvements	—	11	336
Proceeds from sale of marketable securities	—	—	7,700
Purchases of marketable securities	(7,100)	—	(1,120)
Cash acquired from purchase of ViaTrack	—	10	—
Purchase of ViaTrack	—	(5,710)	—
Cash acquired from purchase of CQI	—	222	—
Purchase of CQI	—	(2,737)	—
Purchase of IntraNexus	—	(3,279)	—
Purchase of Poseidon	(2,033)	—	—
Purchase of Matrix	(5,073)	—	—
Net cash used in investing activities	(53,630)	(34,904)	(10,583)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	84	4,145	1,524
Proceeds from exercise of stock options	948	12,789	5,717
Dividends paid	(41,535)	(40,989)	(34,716)
Payment of contingent consideration related to acquisitions	(2,353)	(1,319)	(253)
Net cash used in financing activities	(42,856)	(25,374)	(27,728)
Net increase (decrease) in cash and cash equivalents	(28,445)	17,827	32,006
Cash and cash equivalents at beginning of period	134,444	116,617	84,611
Cash and cash equivalents at end of period	$105,999	$134,444	$116,617
QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	Fiscal Year Ended March 31,
	2013	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$31,656	$50,605	$29,044
Non-cash investing activities:
Tenant improvement allowance received from landlord	$965	$—	$1,970
Common stock issued at fair value for Opus earnout settlement	$—	$11,888	$—
Common stock issued at fair value for ViaTrack earnout settlement	$3,000	$—	$—
Effective May 1, 2012, the Company acquired Poseidon in a transaction summarized as follows:
Fair value of assets acquired	$2,551	$—	$—
Cash paid	(2,033)	—	—
Purchase price holdback	(500)	—	—
Liabilities assumed	$18	$—	$—
Effective April 16, 2012, the Company acquired Matrix in a transaction summarized as follows:
Fair value of assets acquired	$14,587	$—	$—
Cash paid	(5,073)	—	—
Common stock issued at fair value	(3,953)	—	—
Purchase price holdback	(853)	—	—
Fair value of contingent consideration	(2,862)	—	—
Fair value of non-compete agreement (liability)	(1,100)	—	—
Liabilities assumed	$746	$—	$—
Effective November 14, 2011, the Company acquired ViaTrack in a transaction summarized as follows:
Fair value of assets acquired	$—	$11,048	$—
Cash paid	—	(5,710)	—
Common stock issued at fair value	—	(1,068)	—
Purchase price holdback	—	(1,187)	—
Fair value of contingent consideration	—	(2,958)	—
Liabilities assumed	$—	$125	$—
Effective July 26, 2011, the Company acquired CQI in a transaction summarized as follows:
Fair value of assets acquired	$—	$11,417	$—
Cash paid	—	(2,737)	—
Common stock issued at fair value	—	(2,864)	—
Purchase price holdback	—	(600)	—
Fair value of contingent consideration	—	(2,346)	—
Liabilities assumed	$—	$2,870	$—
Effective April 29 2011, the Company acquired IntraNexus in a transaction summarized as follows:
Fair value of assets acquired	$—	$4,524	$—
Cash paid	—	(3,279)	—
Purchase price holdback	—	(125)	—
Fair value of contingent consideration	—	(800)	—
Liabilities assumed	$—	$320	$—

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012
(In thousands, except shares and per share data)

1. Organization of Business
Description of Business
Quality Systems, Inc. and its wholly-owned subsidiaries operate as four divisions (each, a "Division") which are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Hospital Solutions Division (formerly Inpatient Solutions) and (iv) the RCM Services Division (formerly Practice Solutions). In fiscal year 2011, we opened a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”). We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations.
The Company was founded with an early focus on providing information systems to dental group practices. This focus area would later become the QSI Dental Division. In the mid-1980’s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the ambulatory market. In the mid-1990’s, we made two acquisitions that accelerated our penetration of the ambulatory market and formed the basis for the NextGen Division. More recently in the last few years, we acquired several companies, which operate under the Hospital Solutions Division, as part of our strategy to expand into the small and specialty hospital market. Today, we serve the dental, ambulatory, hospital and RCM services markets through our QSI Dental Division, NextGen Division, Hospital Solutions Division and RCM Services Division.
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
The RCM Services Division, with locations in St. Louis, Missouri and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services, primarily billing and collection services for medical practices. This Division combines a web-delivered SaaS model and the NextGen® PM software platform to execute its service offerings.
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
Acquisitions
On April 15, 2012, we acquired Matrix Management Solutions, LLC ("Matrix"), a value-added reseller for NextGen Healthcare, that provides RCM services, healthcare IT solutions and training, implementation and support centered on NextGen® technology, to its clients nationwide. The acquisition will enable our RCM Services Division to expand its footprint among private and hospital-based physicians and groups by leveraging Matrix's RCM expertise. On May 1, 2012, we acquired The Poseidon Group ("Poseidon"), a provider of emergency department software. Poseidon will operate under our Hospital Solutions Division.
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
Certain prior period amounts have been reclassified to conform with fiscal year 2013 presentation.
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
A typical system contract contains multiple elements of the above items. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of those elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. The Company generally establishes VSOE for the related undelivered elements based on the bell-shaped curve method. Maintenance VSOE for the Company's largest clients is based on stated renewal rates only if the rate is determined to be substantive and falls within the Company's customary pricing practices.
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
Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third-party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collection risk is high, the revenue is deferred until collection occurs or becomes probable. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company's arrangements must include the following characteristic:

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
Contract accounting is applied where services include significant modification, development or customization.
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
Cash and Cash Equivalents. Cash and cash equivalents generally consist of cash, money market funds and short-term U.S. Treasury securities with maturities of 90 days or less at the time of purchase. The Company had cash deposits at U.S. banks and financial institutions at March 31, 2013 of which $105.0 million was in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000 per owner. The Company is exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, the Company does not anticipate nonperformance by these institutions.
The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk.
Restricted Cash. Restricted cash consists of cash which is being held by the Company acting as agent for the disbursement of certain state social services programs. The Company records an offsetting “Care Services liability” (see also Note 9) when it initially receives such cash from the government social service programs and relieves both restricted cash and the Care Services liability when amounts are disbursed. The Company earns an administrative fee which is based on a percentage of funds disbursed on behalf of certain government social service programs.
Marketable Securities. Marketable securities are classified as available-for-sale and are recorded at fair value, based on quoted market rates when observable or valuation analysis when appropriate. Unrealized gains and losses, are included in shareholders’ equity. Realized gains and losses on investments are included as interest income.
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
Equipment and Improvements. Equipment and improvements are stated at cost less accumulated depreciation and amortization. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation and amortization of equipment and improvements are recorded over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives generally have the following ranges:

●	Computer equipment	3-5 years
●	Furniture and fixtures	5-7 years
●	Leasehold improvements	lesser of lease term or estimated useful life of asset

Costs incurred to develop internal-use software during the application development stage are capitalized, stated at cost, and amortized using the straight-line method over the estimated useful lives of the assets, which is typically seven years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred.

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
During the quarter ended December 31, 2012 and subsequently at March 31, 2013, certain events and circumstances indicated the possibility that the carrying amount of goodwill could potentially be impaired. See Note 6 for information regarding the impairment of goodwill at March 31, 2013.
Intangible Assets. Intangible assets consist of customer relationships, trade names and contracts and certain software technology. These intangible assets are recorded at fair value and are stated net of accumulated amortization. The Company currently amortizes the intangible assets over periods ranging from six months to nine years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. Also, see discussion below regarding the recoverability of long-lived assets, which includes definite-lived intangible assets.
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
Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment to its long-lived assets as of March 31, 2013. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets.
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
As of March 31, 2013 and 2012, the self-insurance accrual was approximately $1,336 and $934, respectively, and is included in other current liabilities on the accompanying consolidated balance sheets. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for the self-insurance liabilities would be directly affected.
Advertising Costs. Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $6,499, $6,254 and $7,122 for the years ended March 31,

2013, 2012 and 2011, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.
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
Foreign Currency Translation. The Indian Rupee is considered to be the functional currency for QSIH. Assets and liabilities are re-measured at the exchange rate on the balance sheet dates. Revenues and expenses are re-measured at weighted average exchange rates in effect during the year. Any translation adjustments resulting from this process are shown as a component of accumulated other comprehensive income (loss) within shareholders' equity in the consolidated balance sheets. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of comprehensive income. The net foreign currency gain (loss) for the year ended March 31, 2013 and 2012 was not significant.
Earnings per Share. The Company provides dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares discussed below are in thousands.

	Fiscal Year Ended March 31,
	2013	2012	2011
Net income	$42,724	$75,657	$61,606
Basic net income per share:
Weighted-average shares outstanding — Basic	59,392	58,729	57,894
Basic net income per common share	$0.72	$1.29	$1.06
Net income	$42,724	$75,657	$61,606
Diluted net income per share:
Weighted-average shares outstanding — Basic	59,392	58,729	57,894
Effect of potentially dilutive securities	70	320	342
Weighted-average shares outstanding — Diluted	59,462	59,049	58,236
Diluted net income per common share	$0.72	$1.28	$1.06

The computation of diluted net income per share does not include 966, 335 and 514 options for the years ended March 31, 2013, 2012 and 2011, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
Share-Based Compensation. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using historical exercise experience. Volatility is estimated by using the weighted-average historical volatility of the Company’s common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s consolidated statements of comprehensive income.
Share-based compensation is adjusted on a monthly basis for changes to estimated forfeitures based on a review of historical forfeiture activity. To the extent that actual forfeitures differ, or are expected to differ, from the estimate, share-based compensation expense is adjusted accordingly. The effect of the forfeiture adjustments for years ended March 31, 2013, 2012 and 2011 was not significant.
The following table shows total share-based compensation expense included in the consolidated statements of income for years ended March 31, 2013, 2012 and 2011:

	Fiscal Year Ended March 31,
	2013	2012	2011
Costs and expenses:
Cost of revenue	$201	$261	$272
Research and development costs	230	184	152
Selling, general and administrative	1,896	2,876	3,324
Total share-based compensation	2,327	3,321	3,748
Amounts capitalized in software development costs	—	—	(2)
Amounts charged against earnings, before income tax benefit	$2,327	$3,321	$3,746
Income tax benefit	(726)	(1,236)	(1,343)
Decrease in net income	$1,601	$2,085	$2,403

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
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The new standard requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income by component. The adoption of this guidance had no impact on the Company's consolidated financial statements, but may have an effect on the required disclosures for future reporting periods.
Out-of-Period Accounting Adjustments. During the fourth quarter of fiscal 2013, the Company recorded an adjustment which decreased pre-tax income by approximately $2.6 million to correct an accounting estimate for commissions, of which $2.1 million originated in years prior to fiscal 2013. Also recorded in the same period was an adjustment increasing pre-tax income by $1.7 million as a result of capitalizing R&D labor which had been incorrectly expensed during the first three quarters of fiscal 2013. The Company does not believe these out-of-period adjustments, separately or in aggregate, are material to the consolidated financial statements for the fiscal year ended March 31, 2013 or to any prior years' consolidated financial statements.

3. Cash and Cash Equivalents
At March 31, 2013 and 2012, the Company had cash and cash equivalents of $105,999 and $134,444, respectively. Cash and cash equivalents consist of cash, money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk.

4. Fair Value Measurements
The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2013 and March 31, 2012:

	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents (1)	$105,999	$105,999	$—	$—
Restricted cash	5,488	5,488	—	—
Marketable securities (2)	12,012	12,012	—	—
	$123,499	$123,499	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$5,336	—	$—	$5,336
	$5,336	$—	$—	$5,336

	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents (1)	$134,444	$134,444	$—	$—
Restricted cash	1,962	1,962	—	—
Marketable securities (2)	4,987	4,987	—	—
	$141,393	$141,393	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$6,556	$—	$—	$6,556
	$6,556	$—	$—	$6,556
____________________

(1)	Cash and cash equivalents consists of money market funds.

(2)	Marketable securities consists of fixed-income securities.
The Company's contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability were estimated based on the probability of achieving certain business milestones and management's forecast of expected revenues. See Note 5.
The following table presents activity in the Company's financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as March 31, 2013:

Total Liabilities
Balance at March 31, 2011	$915
Acquisitions (Note 5)	6,104
Earnout payments	(463)
Fair value adjustments	—
Balance at March 31, 2012	$6,556
Acquisitions (Note 5)	2,862
Earnout payments (1)	(5,354)
Fair value adjustments	1,272
Balance at March 31, 2013	$5,336
_____________________
(1) Earnout payments comprised of $2,354 in cash and $3,000 in common stock
Non-Recurring Fair Value Measurements
The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the year ended March 31, 2013, there were no adjustments to fair value of such assets, except for the intangible assets acquired from Matrix and Poseidon as discussed below in Note 5.

5. Business Combinations
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
The Company accounted for the Matrix and Poseidon acquisitions as purchase business combinations. The purchase price for each was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the applicable acquisition date. The fair value of the assets acquired and liabilities assumed represent management's estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach.
The total purchase price for the Matrix and Poseidon acquisitions during the year ended March 31, 2013 are summarized as follows:

	Matrix	Poseidon
Cash paid	$5,073	$2,033
Purchase price holdback	853	500
Common stock issued at fair value	3,953	—
Contingent consideration	2,862	—
Non-compete agreement	1,100	—
Total purchase price	$13,841	$2,533

The following table summarizes the final purchase price allocations for the Matrix and Poseidon acquisitions:

	Matrix	Poseidon
Fair value of the net tangible assets acquired and liabilities assumed:
Current assets (including accounts receivable of $1,287 and $111 for Matrix and Poseidon, respectively)	$1,755	$143
Equipment and improvements and other long-term assets	966	39
Accounts payable and accrued liabilities	(746)	—
Deferred revenues	—	(18)
Total net tangible assets acquired and liabilities assumed	1,975	164
Fair value of identifiable intangible assets acquired:
Trade Name	150	—
Customer relationships	8,650	800
Software technology	—	1,150
Non-compete agreement	1,100	—
Goodwill	1,966	419
Total identifiable intangible assets acquired	11,866	2,369
Total purchase price	$13,841	$2,533

The pro forma effects of the Matrix and Poseidon acquisitions would not have been material to the Company’s results of operations and are therefore not presented.

6. Goodwill
The Company does not amortize goodwill as our goodwill has been determined to have an indefinite useful life.
Goodwill by division consists of the following:

	March 31, 2012	Acquisitions	Impairment	March 31, 2013
QSI Dental Division	$7,289	$—	$—	$7,289
NextGen Division	1,840	—	—	1,840
Hospital Solutions Division	21,323	419	(17,400)	4,342
RCM Services Division	30,324	1,966	—	32,290
Total goodwill	$60,776	$2,385	$(17,400)	$45,761
During the second quarter of fiscal 2013, the operating performance of the Hospital Solutions Division ("Hospital reporting unit" or "Hospital") weakened, relative to the historic performance of this division. Revenues and operating results further declined during the third quarter of 2013. Accordingly, we assessed the conditions giving rise to the operating performance and evaluated the carrying amount of Hospital's goodwill balance. At such time, we concluded that the fair value of the Hospital reporting unit exceeded the carrying amount of the related goodwill, and therefore the value of the goodwill required no impairment. During the latter part of the quarter ended March 31, 2013, however, we reassessed the short-term and longer-term business strategies and operating expectations relating to the Hospital Solutions Division. From this assessment, we concluded that it was necessary to re-evaluate Hospital's goodwill for impairment during the fourth quarter of fiscal 2013.
Based upon the above, the Company performed step one of the goodwill impairment test and determined that the fair value of the Hospital reporting unit, which was based on a combination of discounted cash flow analysis and market approach, was lower than the carrying value. The failure of step one triggered step two of the impairment test.
As a result of the step two analysis, the Company determined the implied fair value of the Hospital reporting unit's goodwill and concluded that the carrying value of goodwill exceeded its implied fair value. Based upon the resulting computations, an impairment charge of $17.4 million was recognized during the fourth quarter of fiscal 2013.
The Company determined the implied fair value of the Hospital reporting unit's goodwill in the same manner as the amount of goodwill recognized in a business combination. Therefore, the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.
Key assumptions affecting the results of the goodwill impairment test include: a) the near-term continuation of recent results of operations for the Division and b) our detailed reassessment of the strategies of the Division and the actions required to achieve those strategies. Such reassessment resulted in a reprioritization of the objectives for the Division in the next fiscal year and a determination that additional investment and expenditures would be required to achieve those objectives. Specifically, the Division will place client satisfaction as its highest priority, de-emphasizing near-term growth.

To achieve high client satisfaction, the Division plans to implement several initiatives designed to enhance the Division's ability to deliver better value for its customers including implementation, support, and software development. First, the Division will work to aggressively add employees to its implementation, support, and software development departments to increase the ratio of employees-to-customers. This will enable the Division to be more hands-on and responsive during the implementation and support phases. Additionally, during the next fiscal year, the Division plans to bear the cost of providing additional training and implementation services to certain customers, to enable those customers to make better use of the functionality of the system. We believe that by completing this work and adding to the support, implementation, and development teams, the Division will greatly improve its customer experience, and thereby help the Division improve its ability to have more of its client base serve as reference sites.
Additionally, the revenue assumptions relating to the Hospital Division outlook for the next several years reflect planned constraints on: a) the rate of new implementation engagements, to accommodate the client satisfaction initiative, and b) the timing and extent of product sales in light of other operational and product development considerations.
Though we have confidence in our assumptions regarding the future performance of the Hospital Solutions Division, if the future financial results relating to the Division fall short of our assumptions, the fair value of the reporting unit could be negatively impacted, resulting in an additional impairment of goodwill and/or other intangible assets.
The Company will continue to monitor the operating performance of its reporting units in future periods for evidence of any additional indicators of impairment.

7. Intangible Assets
In connection with the Poseidon acquisition, the Company recorded $1,950 of intangible assets related to customer relationships and software technology. The Company is amortizing the customer relationships over five years and the software technology over five years.
In connection with the Matrix acquisition, the Company recorded $9,900 of intangible assets related to a trade name, customer relationships and non-compete agreements. The Company is amortizing the trade name over six months, the customer relationships over five years and the non-compete over four years.
The Company’s definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	March 31, 2013
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$23,156	$2,018	$20,509	$45,683
Accumulated amortization	(10,028)	(1,112)	(6,993)	(18,133)
Net intangible assets	$13,128	$906	$13,516	$27,550

	March 31, 2012
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$13,706	$768	$19,359	$33,833
Accumulated amortization	(5,901)	(606)	(4,067)	(10,574)
Net intangible assets	$7,805	$162	$15,292	$23,259

Activity related to the intangible assets for the years ended March 31, 2013 and 2012 is summarized as follows:

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance at March 31, 2011	$6,327	$208	$10,355	$16,890
Acquisition	3,500	130	7,240	10,870
Amortization (1)	(2,022)	(176)	(2,303)	(4,501)
Balance at March 31, 2012	7,805	162	15,292	23,259
Acquisition	9,450	1,250	1,150	11,850
Amortization (1)	(4,127)	(506)	(2,926)	(7,559)
Balance at March 31, 2013	$13,128	$906	$13,516	$27,550
____________________

(1)
Amortization of the customer relationships and trade name intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software and hardware.

The following table represents the remaining estimated amortization of definite-lived intangible assets as of March 31, 2013:

For the year ended March 31,
2014	$7,391
2015	6,335
2016	5,998
2017	5,228
2018 and beyond	2,598
Total	$27,550

8. Capitalized Software Costs
The Company’s capitalized software development costs are summarized as follows:

	March 31, 2013	March 31, 2012
Gross carrying amount	$94,676	$65,221
Accumulated amortization	(54,895)	(45,227)
Net capitalized software costs	$39,781	$19,994

Activity related to net capitalized software costs for the years ended March 31, 2013 and 2012 is summarized as follows:

	Fiscal Year Ended March 31,
	2013	2012
Beginning of the year	$19,994	$15,150
Capitalized	29,455	13,098
Amortization	(9,668)	(8,254)
End of the year	$39,781	$19,994

The following table represents the remaining estimated amortization of capitalized software costs as of March 31, 2013:

For the year ended March 31,
2014	$10,073
2015	13,294
2016	9,516
2017	6,323
2018 and beyond	575
Total	$39,781

9. Composition of Certain Financial Statement Captions
Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	March 31, 2013	March 31, 2012
Accounts receivable, gross	$160,080	$154,237
Allowance for doubtful accounts	(11,823)	(8,481)
Accounts receivable, net	$148,257	$145,756

Inventories are summarized as follows:

	March 31, 2013	March 31, 2012
Computer systems and components	$710	$1,236
Miscellaneous parts	—	6
Inventories	$710	$1,242

Equipment and improvements are summarized as follows:

	March 31, 2013	March 31, 2012
Computer equipment	$31,633	$24,936
Furniture and fixtures	8,416	6,358
Leasehold improvements	7,125	4,906
	47,174	36,200
Accumulated depreciation and amortization	(25,287)	(18,359)
Equipment and improvements, net	$21,887	$17,841

Current and non-current deferred revenue are summarized as follows:

	March 31, 2013	March 31, 2012
Maintenance	$12,085	$12,742
Implementation services	36,899	55,235
Annual license services	9,906	11,730
Undelivered software and other	6,317	3,401
Deferred revenue	$65,207	$83,108
Deferred revenue, net of current	$1,219	$1,293

Accrued compensation and related benefits are summarized as follows:

	March 31, 2013	March 31, 2012
Payroll, bonus and commission	$3,842	$4,890
Vacation	8,073	6,980
Accrued compensation and related benefits	$11,915	$11,870

Other current and non-current liabilities are summarized as follows:

	March 31, 2013	March 31, 2012
Contingent consideration and other liabilities related to acquisitions	$8,426	$5,482
Care services liabilities	5,488	1,962
Accrued Consulting	2,602	880
Accrued EDI expense	1,452	2,588
Self insurance reserve	1,336	934
Accrued royalties	1,331	1,974
Sales tax payable	869	527
Deferred rent	689	610
Outside commission payable	461	520
Accrued travel	384	509
Customer deposits	262	1,297
Other accrued expenses	3,208	2,285
Other current liabilities	$26,508	$19,568

Deferred rent	$2,448	$2,476
Contingent consideration and other liabilities related to acquisitions	1,382	2,989
Other liabilities	119	137
Other non-current liabilities	$3,949	$5,602

10. Income Tax
During the years ended March 31, 2013, 2012, and 2011, the Company recognized federal research and development tax credits of $1,461, $1,055 and $927, respectively, and state research and development tax credits of approximately $145, $165 and $119, respectively. The Internal Revenue Service (“IRS”) statute related to research and development credits expired on December 31, 2011 and was retroactively reinstated on January 2, 2013 for 2012 and 2013. The Company's research and development credits claimed for the year ended March 31, 2012 represent credits for the nine-month period from April 1, 2011 through December 31, 2011. The credit for the year ended March 31, 2013 includes the twelve month period from April 1, 2012 through March 31, 2013.
The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code (“IRC”) for $9,032, $10,025, and $8,134 (pre-tax) during the years ended March 31, 2013, 2012, and 2011, respectively. The research and development credits and the qualified production activities income deduction calculated by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provisions.
The provision (benefit) for income taxes consists of the following components:

	Fiscal Year Ended March 31,
	2013	2012	2011
Current:
Federal taxes	$30,382	$36,109	$28,979
State taxes	5,019	8,614	6,501
Foreign taxes	190	73	—
Total current taxes	35,591	44,796	35,480
Deferred:
Federal taxes	$(8,469)	$(3,571)	$(2,168)
State taxes	(742)	(502)	(502)
Foreign taxes	(190)	(73)	—
Total deferred taxes	(9,401)	(4,146)	(2,670)
Provision for income taxes	$26,190	$40,650	$32,810

The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Current:
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	4.0	4.5	4.1
Research and development tax credits	(2.1)	(0.9)	(1.0)
Qualified production activities income deduction	(4.6)	(3.0)	(3.0)
Impairment of goodwill	7.5	—	—
Other	(1.8)	(0.6)	(0.3)
Effective income tax rate	38.0%	35.0%	34.8%

The net deferred tax assets and liabilities in the accompanying consolidated balance sheets consist of the following:

	March 31, 2013	March 31, 2012
Deferred tax assets:
Deferred revenue	$11,483	$8,618
Inventory valuation	224	113
Accrued compensation and benefits	3,898	3,788
Deferred compensation	1,615	1,455
State income taxes	17	255
Compensatory stock option expense	2,291	1,828
Allowance for doubtful accounts	7,182	4,235
Other	3,207	4,813
Total deferred tax assets	29,917	25,105
Deferred tax liabilities:
Accelerated depreciation	$(1,876)	$(2,319)
Capitalized software	(7,717)	(7,797)
Intangibles assets	(4,124)	(7,307)
Prepaid expense	(1,859)	(2,979)
Other	—	73
Total deferred tax liabilities	(15,576)	(20,329)
Deferred tax assets (liabilities), net	$14,341	$4,776

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
Uncertain tax positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded in income taxes payable in the Company’s consolidated balance sheet, is as follows:

Balance at March 31, 2011	$672
Additions for prior year tax positions	26
Reductions for prior year tax positions	(285)
Balance at March 31, 2012	$413
Additions for current/prior year tax positions	455
Reductions for prior year tax positions	(135)
Balance at March 31, 2013	$733

The total amount of unrecognized tax benefit that, if recognized, would decrease the income tax provision is $733.
The Company’s continuing practice is to recognize estimated interest and/or penalties related to income tax matters in general and administrative expenses. The Company had approximately $118 and $75 of accrued interest related to income tax matters at March 31, 2013 and 2012, respectively. No penalties were accrued.
The Company is no longer subject to U.S. federal income tax examinations for tax years before 2012. With few exceptions, the Company is no longer subject to state or local income tax examinations for tax years before 2008. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

11. Employee Benefit Plans
The Company has a 401(k) plan available to substantially all of its employees. Participating employees may defer up to the IRS limit based on the IRC per year. The annual contribution is determined by a formula set by the Company’s Board of Directors and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $889, $630 and $479 were made by the Company to the 401(k) plan for the years ended March 31, 2013, 2012 and 2011, respectively.
The Company has a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify for inclusion. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee’s deferrals together with earnings thereon are accrued as part of the long-term liabilities of the Company. Investment decisions are made by each participating employee from a family of mutual funds. Deferred compensation liability was $3,809 and $3,497 at March 31, 2013 and 2012, respectively. To offset this liability, the Company has purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The Company intends to hold the life insurance policy until the death of the plan participant. The net cash surrender value of the life insurance policies for deferred compensation was $3,728 and $2,959 at March 31, 2013 and 2012, respectively. The values of the life insurance policies and the related Company obligation are included on the accompanying consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. The Company made contributions of $49, $66 and $33 to the Deferral Plan for the years ended March 31, 2013, 2012 and 2011, respectively.
The Company has a voluntary employee stock contribution plan for the benefit of full-time employees. The plan is designed to allow qualified employees to acquire shares of the Company’s common stock through automatic payroll deduction. Each eligible employee may authorize the withholding of up to 10% of his or her gross payroll each pay period to be used to purchase shares on the open market by a broker designated by the Company. In addition, the Company will match 5%of each employee’s contribution and will pay all brokerage commissions and fees in connection with each purchase. The amount of the Company match is discretionary and subject to change. The plan is not intended to be an employee benefit plan under the Employee Retirement Income Security Act of 1974, and is therefore not required to comply with that Act. Contributions of approximately $47, $47 and $39 were made by the Company for the years ended March 31, 2013, 2012 and 2011, respectively.

12. Share-Based Awards
Employee Stock Option Plans
In September 1998, the Company's shareholders approved a stock option plan (the “1998 Plan”) under which 8,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of March 31, 2013, there were 40,000 outstanding options related to the 1998 Plan.
In October 2005, the Company's shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of March 31, 2013, there were 1,119,183 outstanding options and 3,012,491 shares available for future grant related to the 2005 Plan.
A summary of stock option transactions during the years ended March 31, 2013, 2012 and 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, March 31, 2010	1,743,926	$21.58
Granted	110,000	29.15
Exercised	(307,428)	18.60		$7,093
Forfeited/Canceled	(148,942)	27.50
Outstanding, March 31, 2011	1,397,556	$22.20
Granted	459,400	43.04
Exercised	(697,157)	18.34		$17,698
Forfeited/Canceled	(171,462)	36.66
Outstanding, March 31, 2012	988,337	$32.09	5.4
Granted	556,500	27.78	7.2
Exercised	(56,366)	16.81	0.3	$82
Forfeited/Canceled	(329,288)	31.42	5.8
Outstanding, March 31, 2013	1,159,183	$30.54	5.5	$31
Vested and expected to vest, March 31, 2013	1,096,365	$30.98	5.5	$31
Exercisable, March 31, 2013	354,843	$27.72	3.3	$29

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Expected life	5.0 years	4.3 years	4.2 years
Expected volatility	41.3% - 45.1%	41.2%	42.6% - 44.7%
Expected dividends	2.4% - 4.0%	1.6%	1.9% - 2.2%
Risk-free rate	0.7% - 0.8%	1.8%	1.5% - 2.1%

The weighted-average grant date fair value of stock options granted during the years ended March 31, 2013, 2012 and 2011 was $8.22, $13.32 and $9.24 per share, respectively.
The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 8.0%, 4.1% and 3.6% for employee options for the years ended March 31, 2013, 2012 and 2011 and

0.0% for director options for the years ended March 31, 2013, 2012 and 2011. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.
During the years ended March 31, 2013, 2012 and 2011, a total of 556,500, 459,400 and 110,000 options, respectively, were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during the years ended March 31, 2013, 2012 and 2011 is as follows:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expires
January 23, 2013	40,000	$19.00	Five years	January 23, 2021
November 5, 2012	5,000	$17.68	Five years	November 5, 2020
September 25, 2012	20,000	$18.42	Five years	September 25, 2020
May 24, 2012	346,000	$29.17	Five years	May 24, 2020
May 24, 2012	30,000	$29.17	Four years	May 24, 2020
May 23, 2012	115,500	$29.45	Five years	May 23, 2020
Fiscal year 2013 option grants	556,500

May 31, 2011	459,400	$43.04	Five years	May 31, 2019
Fiscal year 2012 option grants	459,400

November 29, 2010	20,000	$32.16	Five years	November 29, 2018
August 3, 2010	10,000	$27.62	Five years	August 3, 2018
June 4, 2010	50,000	$28.15	Five years	June 4, 2018
June 2, 2010	30,000	$29.31	Five years	June 2, 2018
Fiscal year 2011 option grants	110,000
____________________

(1)	Options vest in equal annual installments on each grant anniversary date beginning one year after the grant date.
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
Compensation expense associated with the performance based awards under the Company’s equity incentive plans are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model with the assumptions below and recorded stock compensation expense related to the performance based awards of $616 and $788 for the years ended March 31, 2012 and 2011, respectively. Stock compensation expense related to the performance based awards was not significant for the year ended March 31, 2013.

	Year Ended March 31, 2013	Year Ended March 31, 2012	Year Ended March 31, 2011
Expected life	5.0 years	4.3 years	4.3 years
Expected volatility	41.7% - 45.0%	41.2% - 42.2%	41.6%
Expected dividends	2.5% - 4.0%	1.4% - 1.9%	1.5%
Risk-free rate	0.6% - 0.7%	0.8% - 1.8%	2.2%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the years ended March 31, 2013, 2012 and 2011 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, March 31, 2010	1,221,672	$7.63
Granted	110,000	9.24
Vested	(379,694)	6.43
Forfeited/Canceled	(148,942)	9.41
Outstanding, March 31, 2011	803,036	$8.08
Granted	459,400	13.32
Vested	(312,655)	7.22
Forfeited/Canceled	(171,462)	11.55
Outstanding, March 31, 2012	778,319	$10.76
Granted	556,500	8.22
Vested	(201,191)	8.43
Forfeited/Canceled	(329,288)	9.92
Outstanding, March 31, 2013	804,340	$9.89

As of March 31, 2013, $5,575 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.6 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the years ended March 31, 2013, 2012 and 2011 was $1,696, $2,256 and $2,442, respectively.
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
The Company recorded compensation expense related to restricted stock of approximately $566, $540 and $427 for the years ended March 31, 2013, 2012 and 2011, respectively. Restricted stock activity for the years ended March 31, 2013, 2012 and 2011 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, March 31, 2010	16,000	$26.93
Granted	18,292	27.31
Vested	(11,396)	27.22
Outstanding, March 31, 2011	22,896	$27.09
Granted	22,668	39.75
Vested	(15,563)	27.51
Outstanding, March 31, 2012	30,001	$36.32
Granted	18,939	19.32
Vested	(18,555)	32.14
Outstanding, March 31, 2013	30,385	$27.09

As of March 31, 2013, $529 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.7 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

13. Commitments, Guarantees and Contingencies
The Company leases facilities and offices under irrevocable operating lease agreements expiring at various dates with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2013, 2012 and 2011 was $5,753, $4,330 and $3,964, respectively. The following table summarizes our significant contractual obligations, including rental commitments, at March 31, 2013:

		For the year ended March 31,
Contractual Obligations	Total	2014	2015	2016	2017	2018 and beyond
Operating lease obligations	$32,848	$8,152	$7,043	$6,519	$4,595	$6,539
Contingent consideration and other acquisition related liabilities	3,050	1,778	646	313	313	—
Total	$35,898	$9,930	$7,689	$6,832	$4,908	$6,539

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

14. Operating Segment Information
The Company has four reportable segments that are evaluated regularly by its chief decision making group (Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) in deciding how to allocate resources and in assessing performance.
Operating segment data is as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Revenue:
QSI Dental Division	$19,990	$19,596	$19,966
NextGen Division	344,315	325,467	266,546
Hospital Solutions Division	31,413	34,463	17,898
RCM Services Division	64,511	50,309	48,953
Consolidated revenue	$460,229	$429,835	$353,363
Operating income (loss):
QSI Dental Division	$3,020	$3,352	$4,672
NextGen Division	120,974	127,032	104,391
Hospital Solutions Division	(4,354)	10,417	5,362
RCM Services Division	8,180	5,835	4,235
Unallocated corporate expense (1)	(58,720)	(30,437)	(24,568)
Consolidated operating income	$69,100	$116,199	$94,092
_______________________
(1)    Unallocated corporate expense includes eliminations relating to QSIH revenues and related expenses included in the results of operating segments. For the years ended March 31, 2013, 2012 and 2011, eliminations were not significant. For fiscal year 2013, unallocated corporate expense also includes the impairment of goodwill.

Management evaluates performance based upon stand-alone segment operating income. Because the Company does not evaluate performance based upon return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

15. Subsequent Events
On May 22, 2013, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of June 14, 2013 with an expected distribution date on or about July 5, 2013.

16. Selected Quarterly Operating Results
The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding March 31, 2013. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.

	Quarter Ended
(Unaudited)	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013
Revenues:
Software and hardware	$28,911	$31,860	$35,074	$26,562	$25,844	$23,720	$21,899	$17,109
Implementation and training services	5,472	6,094	6,555	8,270	12,046	8,535	7,266	7,161
System sales	34,383	37,954	41,629	34,832	37,890	32,255	29,165	24,270
Maintenance	31,502	35,214	36,245	35,871	38,568	38,715	39,463	40,025
Electronic data interchange services	12,092	11,985	12,101	13,081	13,823	15,024	15,209	15,653
Revenue cycle management and related services	11,881	11,142	11,147	11,402	14,401	14,486	15,015	15,317
Other services	10,584	11,339	11,643	13,808	13,614	15,648	15,658	16,030
Maintenance, EDI, RCM and other services	66,059	69,680	71,136	74,162	80,406	83,873	85,345	87,025
Total revenues	100,442	107,634	112,765	108,994	118,296	116,128	114,510	111,295
Cost of revenue:
Software and hardware	4,614	4,187	4,622	4,976	5,771	5,624	4,660	5,695
Implementation and training services	4,075	5,050	5,994	6,179	9,145	7,507	7,221	7,023
Total cost of system sales	8,689	9,237	10,616	11,155	14,916	13,131	11,881	12,718
Maintenance	3,854	3,994	4,412	4,844	4,811	4,741	5,259	5,505
Electronic data interchange services	7,962	7,964	7,890	8,606	9,248	9,151	9,852	10,099
Revenue cycle management and related services	8,826	8,456	8,405	8,608	10,870	10,556	10,918	10,980
Other services	5,597	6,369	7,011	8,728	8,550	8,785	8,686	8,995
Total cost of maintenance, EDI, RCM and other services	26,239	26,783	27,718	30,786	33,479	33,233	34,715	35,579
Total cost of revenue	34,928	36,020	38,334	41,941	48,395	46,364	46,596	48,297
Gross profit	65,514	71,614	74,431	67,053	69,901	69,764	67,914	62,998
Operating expenses:
Selling, general and administrative	29,386	32,169	33,096	34,195	36,681	37,832	35,532	38,308
Research and development costs	6,827	7,358	8,277	8,907	8,576	6,272	7,786	8,231
Amortization of acquired intangible assets	482	520	543	653	1,137	1,316	1,212	1,194
Impairment of goodwill	—	—	—	—	—	—	—	17,400
Total operating expenses	36,695	40,047	41,916	43,755	46,394	45,420	44,530	65,133
Income (loss) from operations	28,819	31,567	32,515	23,298	23,507	24,344	23,384	(2,135)
Interest income (expense), net	82	75	55	35	35	(62)	13	(93)
Other income (expense), net	(38)	(144)	(218)	261	(213)	220	(122)	36
Income (loss) before provision for income taxes	28,863	31,498	32,352	23,594	23,329	24,502	23,275	(2,192)
Provision for income taxes	9,880	11,002	11,247	8,521	7,832	8,811	7,649	1,898
Net income (loss)	$18,983	$20,496	$21,105	$15,073	$15,497	$15,691	$15,626	$(4,090)
Net income (loss) per share:
Basic*	$0.33	$0.35	$0.36	$0.26	$0.26	$0.26	$0.26	$(0.07)
Diluted*	$0.32	$0.35	$0.36	$0.25	$0.26	$0.26	$0.26	$(0.07)
Weighted-average shares outstanding:
Basic	58,362	58,511	58,847	59,048	59,281	59,347	59,400	59,541
Diluted	58,800	58,902	59,128	59,232	59,388	59,386	59,405	59,541
Dividends declared per common share	$0.175	$0.175	$0.175	$0.175	$0.175	$0.175	$0.175	$0.175
____________________

*	Quarterly EPS may not sum to annual EPS due to rounding

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Sales Return Reserve
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged Against Revenue	Deductions	Balance at End of Year
March 31, 2013	$2,229	$4,277	$—	$6,506
March 31, 2012	$1,726	$503	$—	$2,229
March 31, 2011	$961	$765	$—	$1,726

	Allowance for Doubtful Accounts
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2013	$8,481	$6,885	$(3,543)	$11,823
March 31, 2012	$6,717	$5,715	$(3,951)	$8,481
March 31, 2011	$4,489	$3,780	$(1,552)	$6,717

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description

21	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation
____________________

*
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.