Form 10-Q
period 2013-06-30
QUALITY SYSTEMS, INC
filed 2013-07-31
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of outstanding shares of the Registrant’s common stock as of July 29, 2013 was 59,588,936 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$118,212	$105,999
Restricted cash	3,647	5,488
Marketable securities	11,814	12,012
Accounts receivable, net	138,949	148,257
Inventories	983	710
Deferred income taxes, net	12,140	12,140
Other current assets	10,561	12,720
Total current assets	296,306	297,326
Equipment and improvements, net	21,825	21,887
Capitalized software costs, net	44,402	39,781
Intangibles, net	25,684	27,550
Goodwill	45,761	45,761
Other assets	10,843	10,750
Total assets	$444,821	$443,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,440	$11,501
Deferred revenue	62,725	65,207
Accrued compensation and related benefits	12,073	11,915
Income taxes payable	5,550	1,480
Dividends payable	10,426	10,418
Other current liabilities	26,477	26,508
Total current liabilities	124,691	127,029
Deferred revenue, net of current	1,285	1,219
Deferred compensation	3,950	3,809
Other noncurrent liabilities	4,791	3,949
Total liabilities	134,717	136,006
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock $0.01 par value; authorized 100,000 shares; issued and outstanding 59,588 and 59,543 shares at June 30, 2013 and March 31, 2013, respectively	596	595
Additional paid-in capital	180,450	179,743
Accumulated other comprehensive loss	(184)	(11)
Retained earnings	129,242	126,722
Total shareholders’ equity	310,104	307,049
Total liabilities and shareholders’ equity	$444,821	$443,055
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2013	2012
Revenues:
Software and hardware	$15,972	$25,844
Implementation and training services	6,575	12,046
System sales	22,547	37,890
Maintenance	38,608	38,568
Electronic data interchange services	16,692	13,823
Revenue cycle management and related services	16,015	14,401
Other services	15,667	13,614
Maintenance, EDI, RCM and other services	86,982	80,406
Total revenues	109,529	118,296
Cost of revenue:
Software and hardware	4,934	5,771
Implementation and training services	7,134	9,145
Total cost of system sales	12,068	14,916
Maintenance	5,302	4,811
Electronic data interchange services	10,796	9,248
Revenue cycle management and related services	11,401	10,870
Other services	8,505	8,550
Total cost of maintenance, EDI, RCM and other services	36,004	33,479
Total cost of revenue	48,072	48,395
Gross profit	61,457	69,901
Operating expenses:
Selling, general and administrative	35,096	36,681
Research and development costs	5,614	8,576
Amortization of acquired intangible assets	1,194	1,137
Total operating expenses	41,904	46,394
Income from operations	19,553	23,507
Interest income, net	31	35
Other expense, net	(254)	(213)
Income before provision for income taxes	19,330	23,329
Provision for income taxes	6,385	7,832
Net income	$12,945	$15,497
Other comprehensive income (loss):
Foreign currency translation (net of $0 tax)	(173)	(57)
Comprehensive income	$12,772	$15,440
Net income per share:
Basic	$0.22	$0.26
Diluted	$0.22	$0.26
Weighted-average shares outstanding:
Basic	59,559	59,281
Diluted	59,572	59,388
Dividends declared per common share	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$12,945	$15,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,897	1,617
Amortization of capitalized software costs	2,679	2,462
Amortization of other intangibles	1,866	1,817
Provision for bad debts	1,805	1,428
Provision for inventory obsolescence	(137)	(126)
Share-based compensation	541	964
Deferred income tax (benefit) expense	517	(10)
Excess tax benefit from share-based compensation	(50)	—
Change in fair value of contingent consideration	46	185
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	7,503	(7,492)
Inventories	(136)	(387)
Income taxes receivable	—	2,628
Other current assets	4,025	(838)
Other assets	(610)	(579)
Accounts payable	(4,061)	7,249
Deferred revenue	(2,416)	(12,677)
Accrued compensation and related benefits	158	(690)
Income taxes payable	3,823	4,413
Other current liabilities	149	5,669
Deferred compensation	141	(571)
Other non-current liabilities	842	(679)
Net cash provided by operating activities	31,527	19,880
Cash flows from investing activities:
Additions to capitalized software costs	(7,300)	(4,333)
Additions to equipment and improvements	(1,835)	(3,349)
Purchase of Poseidon	—	(2,033)
Purchase of Matrix	—	(5,073)
Net cash used in investing activities	(9,135)	(14,788)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	50	—
Proceeds from exercise of stock options	250	763
Dividends paid	(10,417)	(10,354)
Payment of contingent consideration related to acquisitions	(62)	(39)
Net cash used in financing activities	(10,179)	(9,630)
Net increase (decrease) in cash and cash equivalents	12,213	(4,538)
Cash and cash equivalents at beginning of period	105,999	134,444
Cash and cash equivalents at end of period	$118,212	$129,906

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$2,032	$821
Effective May 1, 2012, the Company acquired Poseidon in a transaction summarized as follows:
Fair value of assets acquired		$2,551
Cash paid		(2,033)
Purchase price holdback		(500)
Liabilities assumed		$18
Effective April 16, 2012, the Company acquired Matrix in a transaction summarized as follows:
Fair value of assets acquired		$14,587
Cash paid		(5,073)
Common stock issued at fair value		(3,953)
Purchase price holdback		(853)
Fair value of contingent consideration		(2,862)
Fair value of non-compete agreement (liability)		(1,100)
Liabilities assumed		$746

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consist of NextGen Healthcare Information Systems, LLC (“NextGen”), NextGen RCM Services, LLC, Opus Healthcare Solutions, LLC (“Opus”), ViaTrack Systems, LLC (“ViaTrack”), Matrix Management Solutions, LLC ("Matrix"), QSI Management, LLC and Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

Basis of Presentation. The accompanying unaudited consolidated financial statements as of June 30, 2013 and for the three months ended June 30, 2013 and 2012 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Amounts related to disclosures of March 31, 2013 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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
When evidence of fair value exists for the delivered and undelivered elements of a transaction, discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements' fair value relative to the total contract fair value.
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
The evaluation of goodwill for potential impairment is addressed within Accounting Standards Codification Topic 350: Intangibles-Goodwill and Other ("ASC 350"). ASC 350 permits a company the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The Company performed a qualitative assessment of goodwill during the first quarter of fiscal 2014 to assess the need to proceed to the first step of the two-step impairment test. The qualitative assessment included consideration of factors such as the relative carrying value of net assets for each reporting unit (or Division) as compared to the respective fair values of the reporting units as of the most recent impairment testing (performed as of February 28, 2013 for the Hospital Solutions Division and as of October 31, 2012 for all other divisions), changes in macro-economic variables, changes in the industry in which the Company operates, and relevant company-specific factors. The qualitative assessment concluded that it is more likely than not that the fair value of all reporting units exceed their respective net carrying values and, therefore, additional impairment testing was not deemed necessary.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Costs and expenses:
Cost of revenue	$74	$76
Research and development costs	42	59
Selling, general and administrative	425	829
Total share-based compensation	541	964
Income tax benefit	(168)	(320)
Decrease in net income	$373	$644

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

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2013 and March 31, 2013:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	June 30, 2013
ASSETS
Cash and cash equivalents (1)	$118,212	$118,212	$—	$—
Restricted cash	3,647	3,647	—	—
Marketable securities (2)	11,814	11,814	—	—
	$133,673	$133,673	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$5,320	$—	$—	$5,320
	$5,320	$—	$—	$5,320

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2013
ASSETS
Cash and cash equivalents (1)	$105,999	$105,999	$—	$—
Restricted cash	5,488	5,488	—	—
Marketable securities (2)	12,012	12,012	—	—
	$123,499	$123,499	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$5,336	$—	$—	$5,336
	$5,336	$—	$—	$5,336
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

The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the three months ended June 30, 2013:

Total Liabilities
Balance as of April 1, 2013	$5,336
Acquisitions	—
Earnout payments	(62)
Fair value adjustments	46
Balance as of June 30, 2013	$5,320

Non-Recurring Fair Value Measurements

The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the three months ended June 30, 2013, there were no adjustments to fair value of such assets.

3. Goodwill

The Company does not amortize goodwill as it has been determined to have an indefinite useful life.

Goodwill by division consists of the following:

	March 31, 2013	Acquisitions	June 30, 2013
QSI Dental Division (1)	$7,289	$—	$7,289
NextGen Division	1,840	—	1,840
Hospital Solutions Division	4,342	—	4,342
RCM Services Division	32,290	—	32,290
Total goodwill	$45,761	$—	$45,761
(1) QSI Dental Division goodwill is presented on a basis consistent with that of the management reporting structures within QSI.  For the purposes of testing goodwill for impairment annually and as otherwise may be required, however, the QSI Dental Division goodwill is allocated to all business units that derive cash flows from the products associated with the acquired goodwill.  For all periods presented in this report, the allocation resulted in substantially all of such goodwill being ascribed to the NextGen Division.

4. Intangible Assets

The Company’s definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	June 30, 2013
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$23,156	$2,018	$20,509	$45,683
Accumulated amortization	(11,082)	(1,192)	(7,725)	(19,999)
Net intangible assets	$12,074	$826	$12,784	$25,684

	March 31, 2013
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$23,156	$2,018	$20,509	$45,683
Accumulated amortization	(10,028)	(1,112)	(6,993)	(18,133)
Net intangible assets	$13,128	$906	$13,516	$27,550

Activity related to the intangible assets for the three months ended June 30, 2013 and 2012 is summarized as follows:

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2013	$13,128	$906	$13,516	$27,550
Acquisition	—	—	—	—
Amortization (1)	(1,054)	(80)	(732)	(1,866)
Balance as of June 30, 2013	$12,074	$826	$12,784	$25,684

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2012	$7,805	$162	$15,292	$23,259
Acquisition	9,450	1,250	1,150	11,850
Amortization (1)	(967)	(127)	(723)	(1,817)
Balance as of June 30, 2012	$16,288	$1,285	$15,719	$33,292
_____________________________
(1) Amortization of the customer relationships and the trade name & contracts intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software and hardware.

The following table represents the remaining estimated amortization of definite-lived intangible assets as of June 30, 2013:

For the year ended March 31,
2014 (remaining nine months)	$5,527
2015	6,335
2016	5,998
2017	5,228
2018 and beyond	2,596
Total	$25,684

5. Capitalized Software Costs

The Company’s capitalized software development costs are summarized as follows:

	June 30, 2013	March 31, 2013
Gross carrying amount	$101,976	$94,676
Accumulated amortization	(57,574)	(54,895)
Net capitalized software costs	$44,402	$39,781

Activity related to net capitalized software costs for the three months ended June 30, 2013 and 2012 is summarized as follows:

	2013	2012
Balance as of April 1	$39,781	$19,994
Capitalized	7,300	4,333
Amortization	(2,679)	(2,462)
Balance as of June 30	$44,402	$21,865

The following table presents the remaining estimated amortization of capitalized software costs as of June 30, 2013. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2014 (remaining nine months)	$10,603
2015	17,503
2016	10,386
2017	3,061
2018 and beyond	2,849
Total	$44,402

6. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	June 30, 2013	March 31, 2013
Accounts receivable, gross	$149,794	$160,080
Allowance for doubtful accounts	(10,845)	(11,823)
Accounts receivable, net	$138,949	$148,257

Inventories are summarized as follows:

	June 30, 2013	March 31, 2013
Computer systems and components	$983	$710
Inventories	$983	$710

Equipment and improvements are summarized as follows:

	June 30, 2013	March 31, 2013
Computer equipment	$32,043	$31,633
Furniture and fixtures	8,522	8,416
Leasehold improvements	8,444	7,125
	49,009	47,174
Accumulated depreciation and amortization	(27,184)	(25,287)
Equipment and improvements, net	$21,825	$21,887

Current and non-current deferred revenue are summarized as follows:

	June 30, 2013	March 31, 2013
Maintenance	$11,135	$12,085
Implementation services	36,955	36,899
Annual license services	10,366	9,906
Undelivered software and other	4,269	6,317
Deferred revenue	$62,725	$65,207
Deferred revenue, net of current	$1,285	$1,219

Accrued compensation and related benefits are summarized as follows:

	June 30, 2013	March 31, 2013
Payroll, bonus and commission	$3,510	$3,842
Vacation	8,563	8,073
Accrued compensation and related benefits	$12,073	$11,915

Other current and non-current liabilities are summarized as follows:

	June 30, 2013	March 31, 2013
Contingent consideration and other liabilities related to acquisitions	$8,244	$8,426
Care services liabilities	3,647	5,488
Accrued EDI expense	3,205	1,452
Accrued Consulting	2,383	2,602
Self insurance reserve	1,377	1,336
Accrued royalties	1,208	1,331
Users Group Meeting deposits	1,015	—
Sales tax payable	743	869
Deferred rent	478	689
Outside commission payable	375	461
Accrued travel	361	384
Customer deposits	44	262
Other accrued expenses	3,397	3,208
Other current liabilities	$26,477	$26,508

Deferred rent	$4,159	$2,448
Contingent consideration and other liabilities related to acquisitions	520	1,382
Other liabilities	112	119
Other non-current liabilities	$4,791	$3,949

7. Income Tax

The provision for income taxes for the three months ended June 30, 2013 and 2012 was approximately $6.4 million and $7.8 million, respectively. The effective tax rates were 33.0% and 33.6% for the three months ended June 30, 2013 and 2012, respectively. The effective rate for the three months ended June 30, 2013 decreased as compared to the same prior year period due to a net benefit from the federal research and development tax credit, an increase benefit in qualified production activities deduction, and a decreased benefit of current period discrete items.

Uncertain tax positions
As of June 30, 2013, the Company had recorded a liability of $734 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, this amount would reduce the Company’s effective tax rate. The tax liability for the three months ended June 30, 2013 increased from the same prior year period by $320 due to changes in contingent liability reserves and certain tax positions related to acquired companies.

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

8. Earnings per Share

The Company provides presentation of “basic” and “diluted” earnings per share (“EPS”). Shares discussed below are in thousands.

	Three Months Ended June 30,
	2013	2012
Net income	$12,945	$15,497
Basic net income per share:
Weighted-average shares outstanding — Basic	59,559	59,281
Basic net income per common share	$0.22	$0.26

Net income	$12,945	$15,497
Diluted net income per share:
Weighted-average shares outstanding — Basic	59,559	59,281
Effect of potentially dilutive securities	13	107
Weighted-average shares outstanding — Diluted	59,572	59,388
Diluted net income per common share	$0.22	$0.26

The computation of diluted net income per share does not include 1,227 and 692 options to acquire shares of common stock for the three months ended June 30, 2013 and 2012, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

9. Share-Based Awards

Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 8,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than 10 years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of June 30, 2013, there were 40,000 outstanding options related to the 1998 Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than 10 years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of June 30, 2013, there were 1,369,609 outstanding options and 2,723,335 shares available for future grant related to the 2005 Plan.

A summary of stock option transactions during the three months ended June 30, 2013 follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2013	1,159,183	$30.54	5.5
Granted	356,000	17.95	7.9
Exercised	(15,214)	16.40	0.0	$35
Forfeited/Canceled	(90,360)	32.04	5.4
Outstanding, June 30, 2013	1,409,609	$27.85	6.0	$282
Vested and expected to vest, June 30, 2013	1,330,741	$27.91	6.0	$259
Exercisable, June 30, 2013	440,349	$29.95	4.1	$—

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Expected life	4.9 years	5.0 years
Expected volatility	43.7%	41.3%
Expected dividends	3.9%	2.4%
Risk-free rate	1.0%	0.7% - 0.8%

The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2013 and 2012 was $4.87 and $8.56 per share, respectively.

The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 8.1% and 3.8% for employee options for the three months ended June 30, 2013 and 2012, respectively, and 0.0% for director options for the three months ended June 30, 2013 and 2012. Forfeiture rates are adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

During the three months ended June 30, 2013, a total of 356,000 options to purchase shares of common stock were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2014 and 2013 is as follows:

	Number of		Vesting
Option Grant Date	Shares	Exercise Price	Terms (1)	Expires
May 29, 2013	356,000	$17.95	Five years	May 29, 2021
Fiscal year 2014 option grants	356,000
January 23, 2013	40,000	$19.00	Five years	January 23, 2021
November 5, 2012	5,000	$17.68	Five years	November 5, 2020
September 25, 2012	20,000	$18.42	Five years	September 25, 2020
May 24, 2012	346,000	$29.17	Five years	May 24, 2020
May 24, 2012	30,000	$29.17	Four years	May 24, 2020
May 23, 2012	115,500	$29.45	Five years	May 23, 2020
Fiscal year 2013 option grants	556,500
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.

Performance-Based Awards

On May 22, 2013, the Board of Directors approved its fiscal year 2014 equity incentive program for certain employees to be awarded options to purchase the Company’s common stock. The maximum number of options available under the equity incentive program plan is 600,000, of which 210,000 are reserved for the Company’s named executive officers and 390,000 for non-executive employees of the Company. Under the program, executive officers are eligible to receive cash bonuses and options based on meeting certain target increases in revenue, EPS and operating income growth for fiscal year 2014. Under the program, non-executive employees are eligible to receive options based on meeting certain target increases in revenue and EPS growth for fiscal year 2014 and the recommendations of senior management. The options shall be issued pursuant to the 2005 Plan, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years and vesting in five equal annual installments commencing one year following the date of grant.

Compensation expense associated with the performance based awards under the Company’s equity incentive plans are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model and recorded stock compensation expense related to the performance based awards of approximately $92 and $111 during the three months ended June 30, 2013 and 2012, respectively, using the assumptions below.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Expected life	4.9 years	5.0 years
Expected volatility	43.5%	41.7%
Expected dividends	3.7%	2.5%
Risk-free rate	1.4%	0.7%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the three months ended June 30, 2013 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2013	804,340	$9.89
Granted	356,000	4.87
Vested	(100,720)	10.49
Forfeited/Canceled	(90,360)	10.05
Outstanding, June 30, 2013	969,260	$7.97

As of June 30, 2013, $6,506 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.9 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2013 and 2012 was $1,057 and $1,284, respectively.

Restricted Stock
On May 22, 2013, the Board of Directors approved its 2014 Director Compensation Program, pursuant to which each non-employee director is to be awarded shares of restricted stock upon election or re-election to the Board of Directors. Additionally, as part of the 2014 equity incentive program, each executive officer received, as a component of his or her base salary, a grant of restricted stock. The shares of restricted stock are awarded under the 2005 Plan. Such shares of restricted stock vest in two equal, annual installments on the first and second anniversaries of the grant date and are nontransferable for one year following vesting. The weighted-average grant date fair value for the restricted stock was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock is amortized on a straight-line basis over the vesting period.

The Company recorded compensation expense related to restricted stock of approximately $92 and $147 for the three months ended June 30, 2013 and 2012, respectively. Restricted stock activity for the three months ended June 30, 2013 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2013	30,385	$27.09
Granted	23,516	20.60
Vested	(566)	34.80
Canceled	(3,000)	24.81
Outstanding, June 30, 2013	50,335	$22.96

As of June 30, 2013, $785 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.7 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

10. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2013. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

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

12. Operating Segment Information

The Company has four reportable segments that are evaluated regularly by its chief decision making group (Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) in deciding how to allocate resources and in assessing performance.

Operating segment data is as follows:

	Three Months Ended June 30,
	2013	2012
Revenue:
QSI Dental Division	$5,151	$4,953
NextGen Division	81,535	86,192
Hospital Solutions Division	5,467	11,365
RCM Services Division	17,376	15,786
Consolidated revenue	$109,529	$118,296

Operating income (loss):
QSI Dental Division	$955	$469
NextGen Division	29,568	28,840
Hospital Solutions Division	(2,594)	2,347
RCM Services Division	2,840	1,853
Unallocated corporate expense	(11,216)	(10,002)
Consolidated operating income	$19,553	$23,507

Management evaluates performance based upon stand-alone segment operating income. Because the Company does not evaluate performance based upon return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

Effective April 1, 2013, the Company reorganized certain overhead related departments to unallocated corporate expense from the operating segments in an effort to centralize shared services functions and to be consistent with the basis in which the decision making group disaggregates financial information. The Company concluded the impact of the reorganization to prior year operating income was not material to the operating segments or unallocated corporate expense and are therefore not restated.

13. Subsequent Events

On July 24, 2013, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of September 13, 2013 with an expected distribution date on or about October 4, 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act ("ARRA") and The Patient Protection and Affordable Care Act, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Report on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

This management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q in order to enhance your understanding of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

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

We also want to continue investments in our infrastructure, including but not limited to adding new clients through maintaining and expanding sales, marketing and product development activities and expanding our relationship with existing clients through delivery of add-on and complementary products and services while continuing our gold-standard commitment of service in support of our client satisfaction programs. These investments in our infrastructure will continue while maintaining reasonable expense discipline. We believe that our growing customer base that is using our software on a daily basis is a strategic asset, and we intend to expand our product and service offerings towards this customer base in order to leverage this strategic asset.

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates (including but not limited to those related to revenue recognition, uncollectible accounts receivable, capitalizable software development costs, intangible assets and self-insurance accruals) for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our Notes to Consolidated Financial Statements included in our Annual Report. We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report. There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the end of fiscal year 2013.

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

In September 2012, we announced certain organizational changes to achieve greater efficiency and integration in our operations as well as to enhance our ability to cross sell products and services to our customers. The changes consolidated Sales, Marketing, Information Technology, and Software Development responsibilities into separate Company-wide roles. We also announced the hiring of a Chief Operating Officer, reporting directly to the Chief Executive Officer, responsible for the operations of the Company across all Divisions. We are continuing to evaluate the organizational structure of the Company with the objective to achieve greater synergies and further integration of our products and services.

The QSI Dental Division, NextGen Division and Hospital Solutions Division develop and market software that is designed to automate and streamline a number of the administrative functions required for operating a medical, dental, or hospital practice, such as patient scheduling and billing. It is important to note that since in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices, we actively compete for the replacement market. These Divisions also develop and market software that automates patient records in physician practices, community health centers (CHCs) and hospital settings. In this patient records area of our business, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems. The Hospital Solutions Division develops and markets financial management and billing software products, which perform administrative functions required for operating small and specialty hospitals as well as clinical offerings such as multi-disciplinary clinical documentation and computerized physician order entry (CPOE). The RCM Services Division provides technology solutions and outsourcing services to cover the full spectrum of healthcare providers' RCM needs, with a primary focus on outsourced billing and collection services.

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

The following table reflects our reported segment revenue and segment revenue growth by Division for the three months ended June 30, 2013 and 2012:

	Segment Revenue Breakdown
	Three Months Ended June 30,
	2013	2012
QSI Dental Division	4.7%	4.2%
NextGen Division	74.4%	72.9%
Hospital Solutions Division	5.0%	9.6%
RCM Services Division	15.9%	13.3%
Consolidated	100.0%	100.0%

	Segment Revenue Growth
	Three Months Ended June 30,
	2013	2012
QSI Dental Division	4.0%	(2.8)%
NextGen Division	(5.4)%	15.5%
Hospital Solutions Division	(51.9)%	55.9%
RCM Services Division	10.1%	17.5%
Consolidated	(7.4)%	17.8%

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

Overview of Our Results

•
Consolidated revenue decreased 7.4% in the three months ended June 30, 2013 as compared to the prior year period. The decrease reflects a 40.5% decline in system sales revenue, mitigated by 8.2% growth in recurring services revenue (i.e. maintenance, EDI, RCM and other services revenues).

•
Consolidated gross profit as a percentage of revenue decreased to 56.1% for the three months ended June 30, 2013 compared to 59.1% in the prior year period. The decline was attributable to a shift in the mix of revenue towards recurring services and a decline in the profit margin on system sales revenue. For the three months ended June 30, 2013, recurring services revenue comprised 79.4% of consolidated revenue, as compared to 68.0% in the prior year period.

•
Consolidated operating income decreased 16.8% in the three months ended June 30, 2013 as compared to the prior year period primarily due to a 12.1% decrease in consolidated gross profit mitigated by a 9.7% reduction in total operating expenses.

•
Total cash and cash equivalents plus marketable securities increased by $12.0 million to $130.0 million as of June 30, 2013, as compared to $118.0 million as of March 31, 2013. Contributing to this increase was significant cash inflows from operating activities for the three months ended June 30, 2013 of $31.5 million (as compared to $19.9 million of net cash inflows from operating activities for the prior year period).

QSI Dental Division

•
QSI Dental Division revenue increased 4.0% in the three months ended June 30, 2013 and divisional operating income (excluding unallocated corporate expenses) increased 103.5% as compared to the same prior year period. The increase in operating income is primarily the result of an increase in total revenue in the current period. It should be noted that the QSI Dental Division's new software solution (“QSIDental™ Web”) is being sold as a SaaS solution which spreads revenue over a longer period of time rather than being recognized upfront. Revenue recognized from QSIDental Web was not significant in the three months ended June 30, 2013.

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

NextGen Division

•
NextGen Division revenue decreased 5.4% in the three months ended June 30, 2013, as compared to the same prior year period. NextGen revenue was positively impacted by 12.3% growth in service revenue, which was offset by a 37.5% decline in system sales revenue. Recurring revenue, which consists primarily of maintenance and EDI revenue, increased 11.4% to $48.9 million and accounted for 60.0% of total NextGen Division revenue for the three months ended June 30, 2013. In the same period a year ago, recurring revenue of $43.9 million represented 51.0% of total NextGen Division revenue.

•
NextGen Division operating income (excluding unallocated corporate expenses) grew 2.5% in the three months ended June 30, 2013, as compared to the same prior year period. The increase in operating income is primarily the result of a 16.5% decrease in total operating expenses in the current period, partially offset by a decrease in total revenue.

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

Hospital Solutions Division

•
Hospital Solutions Division revenue decreased 51.9% in the three months ended June 30, 2013. Revenue was negatively impacted by a 64.7% decline in system sales, as well as lower maintenance revenue and higher accruals for anticipated sales returns. The decline in maintenance revenue relates to a scheduled run-off related to a specific legacy customer of one of the acquired entities of the division.

•
Divisional operating income/(loss) (excluding unallocated corporate expenses) was $(2.6) million for the three months ended June 30, 2013 as compared to $2.3 million for the same prior year period. Operating income was negatively impacted by significantly lower revenue during the period, partially offset by a decrease in total operating expenses.

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

RCM Services Division

•
RCM Services Division revenue increased 10.1% in the three months ended June 30, 2013. The RCM Services Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients and well as new clients added during the three months ended June 30, 2013.

•
Operating income as a percentage of revenue increased to approximately 16.3% of revenue in the three months ended June 30, 2013 versus 11.7% of revenue in the same prior year period primarily as a result of an increase in the RCM Services Division's revenue and gross profit compared to the prior year period.

•
The Company believes that a significant opportunity exists to cross sell revenue cycle management services to existing NextGen Division customers. The portion of existing NextGen Division customers who are using the RCM Services Division's RCM services is less than 10%. We also believe that the increased complexity related to the billing and collections process, which goes into effect with ICD-10 in October of 2014, will create additional opportunities for our RCM Services Division.

•
There is also a significant opportunity to expand the RCM Services Division's services into the Hospital Solution and Dental Division's customers as well. Management is actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen Division's sales force towards selling RCM services.

•	Actual and expected customer turnover may impact short term revenue for the division. However, we are encouraged by increased sales activity and a growing sales pipeline of RCM services.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
(Unaudited)	2013	2012
Revenues:
Software and hardware	14.6%	21.8%
Implementation and training services	6.0	10.2
System sales	20.6	32.0
Maintenance	35.2	32.6
Electronic data interchange services	15.2	11.7
Revenue cycle management and related services	14.6	12.2
Other services	14.3	11.5
Maintenance, EDI, RCM and other services	79.4	68.0
Total revenues	100.0	100.0
Cost of revenue:
Software and hardware	4.5	4.9
Implementation and training services	6.5	7.7
Total cost of system sales	11.0	12.6
Maintenance	4.8	4.1
Electronic data interchange services	9.9	7.8
Revenue cycle management and related services	10.4	9.2
Other services	7.8	7.2
Total cost of maintenance, EDI, RCM and other services	32.9	28.3
Total cost of revenue	43.9	40.9
Gross profit	56.1	59.1
Operating expenses:
Selling, general and administrative	32.0	31.0
Research and development costs	5.1	7.2
Amortization of acquired intangible assets	1.1	1.0
Total operating expenses	38.2	39.2
Income from operations	17.9	19.9
Interest income, net	0.0	0.0
Other expense, net	(0.2)	(0.2)
Income before provision for income taxes	17.7	19.7
Provision for income taxes	5.8	6.6
Net income	11.9%	13.1%

Comparison of the Three Months Ended June 30, 2013 and June 30, 2012
Net Income. Our net income for the three months ended June 30, 2013 was $12.9 million, or $0.22 per share on both a basic and fully diluted basis. In comparison, we earned $15.5 million, or $0.26 per share on both a basic and fully diluted basis for the three months ended June 30, 2012. The change in net income for the three months ended June 30, 2013 was primarily attributed to the following:

•
a decline in consolidated gross profit of $8.4 million (12.1%) resulting from a 54.4% decrease in consolidated system sales gross profit, mitigated by 8.6% growth in gross profit from recurring services revenue. The decline in consolidated system sales gross profit reflects both the decline in this category of revenue, as well as lower profit margins on the revenue. The increase in gross profit from recurring services revenue reflects growth in this category of revenue.

•
a $4.5 million (9.7%) reduction in total operating expenses compared to the prior year period. This decrease principally reflects a reduction in selling, general and administrative and research and development expenses driven by various cost saving initiatives enacted by the Company.

•	a reduction of $1.4 million in the provision for income taxes, principally reflecting a lower level of taxable income in the current period.

Revenue. Revenue for the three months ended June 30, 2013 decreased 7.4% to $109.5 million from $118.3 million for the three months ended June 30, 2012. NextGen Division revenue decreased 5.4% to $81.5 million compared to $86.2 million in the three months ended June 30, 2012, QSI Dental Division revenue increased 4.0% to $5.2 million from $5.0 million, RCM Services Division revenue increased 10.1% to $17.4 million from $15.8 million, and Hospital Solutions Division revenue decreased 51.9% during that same period to $5.5 million from $11.4 million.

System Sales. Revenue earned from our company-wide sales of systems for the three months ended June 30, 2013 decreased 40.5% to $22.5 million from $37.9 million in the same prior year period.

Our decrease in revenue from sales of systems was principally the result of a 37.5% decrease in system sales revenue at our NextGen Division, which decreased $11.5 million to $19.2 million during the three months ended June 30, 2013 from $30.7 million during the same prior year period. The decrease in system sales was driven primarily by lower sales of software to both new and existing clients for both the NextGen and Hospital Solutions Divisions.

The following table breaks down our reported system sales into software, hardware and third-party software, and implementation and training services components on a consolidated and divisional basis for the three months ended June 30, 2013 and 2012 (in thousands):

	Software	Hardware, Third Party Software	Implementation and Training Services	Total System Sales
Three Months Ended June 30, 2013
QSI Dental Division	$551	$391	$277	$1,219
NextGen Division	13,496	1,398	4,297	19,191
Hospital Solutions Division	(40)	83	2,001	2,044
RCM Services Division	93	—	—	93
Consolidated	$14,100	$1,872	$6,575	$22,547
Three Months Ended June 30, 2012
QSI Dental Division	$480	$390	$390	$1,260
NextGen Division	20,693	1,265	8,715	30,673
Hospital Solutions Division	2,496	417	2,882	5,795
RCM Services Division	99	4	59	162
Consolidated	$23,768	$2,076	$12,046	$37,890

NextGen Division software license revenue decreased 34.8% in the three months ended June 30, 2013 versus the same period last year. The NextGen Division’s software revenue accounted for 70.3% of divisional system sales revenue during the three months ended June 30, 2013 compared to 67.5% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division. Our decline in software revenue was related to a number of factors including higher adoption rates by large physician groups which resulted in a smaller number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension to the deadline to adopt stage two meaningful use requirements until calendar 2014.

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

During the three months ended June 30, 2013, 7.3% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 4.1% during same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division decreased 50.7% in the three months ended June 30, 2013 compared to the same prior year period primarily due to a decline in the amount of new system sales in the division. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 30.6%, in the three months ended June 30, 2013 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. It should be noted that we have experienced a decline in the level of systems sales in recent quarters which in turn have resulted in a decline in the amount of implementation services sold, specifically in the NextGen Division. We have not reduced our staffing levels in spite of the decline in revenue as we believe that the demand for services is going to increase especially as our customers implement new versions of our software related to the ICD-10 requirements. While the gross margin on implementation and training revenue was negative in the current quarter, we expect margins to improve as demand for services increases in future quarters.

Maintenance, EDI, RCM and Other Services. For the three months ended June 30, 2013, our company-wide revenue from maintenance, EDI, RCM and other services grew 8.2% to $87.0 million from $80.4 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the RCM Services Division.

Total NextGen Division maintenance revenue for the three months ended June 30, 2013 grew 6.4% to $33.7 million from $31.7 million for the same prior year period while NextGen Division EDI revenue grew 24.3% to $15.2 million compared to $12.3 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, consulting services, SaaS fees and hosting services, increased 15.7% to $13.4 million in the three months ended June 30, 2013 from $11.6 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers.

QSI Dental Division maintenance, EDI and other services revenue for the three months ended June 30, 2013 and 2012 was $3.9 million and $3.7 million, respectively. For the three months ended June 30, 2013, RCM revenue for the RCM Services Division increased to $16.0 million compared to $14.4 million in the same prior year period. For the Hospital Solutions Division, maintenance and other services revenue for the three months ended June 30, 2013 decreased 38.6% as compared to the same prior year period primarily due to a decrease in maintenance revenue primarily due to a scheduled roll off of an existing legacy customer of one of the acquired entities of the division.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the three months ended June 30, 2013 and 2012 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended June 30, 2013
QSI Dental Division	$2,111	$1,406	$—	$415	$3,932
NextGen Division	33,707	15,236	—	13,401	62,344
Hospital Solutions Division	2,582	37	—	804	3,423
RCM Services Division	208	13	16,015	1,047	17,283
Consolidated	$38,608	$16,692	$16,015	$15,667	$86,982
Three Months Ended June 30, 2012
QSI Dental Division	$1,961	$1,385	$—	$347	$3,693
NextGen Division	31,684	12,254	—	11,581	55,519
Hospital Solutions Division	4,747	—	—	823	5,570
RCM Services Division	176	184	14,401	863	15,624
Consolidated	$38,568	$13,823	$14,401	$13,614	$80,406

Maintenance revenue for the NextGen Division increased by $2.0 million for the three months ended June 30, 2013 as compared to the same prior year period, primarily as a result of net additional licenses from both new and existing clients.

The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base while the growth in RCM revenue is primarily attributable to organic growth. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients. Growth in other services revenue is primarily due to increases in third-party annual software licenses, consulting services, SaaS fees, patient portal subscription fees and hosting services revenue.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2013 decreased slightly to $48.1 million from $48.4 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 43.9% from 40.9%. The increase in the cost of revenue as a percentage of revenue is due to a change in the mix of revenues toward recurring services revenue, which have historically carried a lower profit margin than system sales, as well as a decrease in the margins on system sales. Though the total cost of system sales have declined from the prior year period, that rate of cost decreases was lower than that of the related revenue decreases.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	%	2012	%
QSI Dental Division
Revenue	$5,151	100.0%	$4,953	100.0%
Cost of revenue	2,598	50.4%	2,428	49.0%
Gross profit	$2,553	49.6%	$2,525	51.0%
NextGen Division
Revenue	$81,535	100.0%	$86,192	100.0%
Cost of revenue	28,678	35.2%	29,497	34.2%
Gross profit	$52,857	64.8%	$56,695	65.8%
Hospital Solutions Division
Revenue	$5,467	100.0%	$11,365	100.0%
Cost of revenue	4,242	77.6%	4,542	40.0%
Gross profit	$1,225	22.4%	$6,823	60.0%
RCM Services Division
Revenue	$17,376	100.0%	$15,786	100.0%
Cost of revenue	11,883	68.4%	11,246	71.2%
Gross profit	$5,493	31.6%	$4,540	28.8%
Unallocated cost of revenue	$671	N/A	$682	N/A
Consolidated
Revenue	$109,529	100.0%	$118,296	100.0%
Cost of revenue	48,072	43.9%	48,395	40.9%
Gross profit	$61,457	56.1%	$69,901	59.1%

Gross profit margins for the QSI Dental Division, NextGen Division and the Hospital Solutions Division decreased for the three months ended June 30, 2013 compared to the same prior year period primarily due to a significant decrease in total system sales (consisting of both software and hardware sales and training and implementation services). Though the cost of sales decreased relating to each primary category of revenue within total system sales, such costs did not decrease at the same rate as the decrease in revenues. Gross profit margin in the RCM Services Division increased to 31.6% for the three months ended June 30, 2013 as compared to 28.8% for the same prior year period primarily due to improved recurring revenue profit margins during the current period.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended June 30, 2013 and 2012:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Three Months Ended June 30, 2013
QSI Dental Division	6.1%	19.7%	14.3%	10.3%	50.4%	49.6%
NextGen Division	1.5%	12.4%	11.4%	9.9%	35.2%	64.8%
Hospital Solutions Division	0.7%	40.9%	0.4%	35.6%	77.6%	22.4%
RCM Services Division	0.0%	42.9%	0.9%	24.6%	68.4%	31.6%
Consolidated	1.5%	19.0%	9.3%	14.1%	43.9%	56.1%
Three Months Ended June 30, 2012
QSI Dental Division	5.3%	19.3%	14.0%	10.4%	49.0%	51.0%
NextGen Division	1.4%	11.5%	9.0%	12.3%	34.2%	65.8%
Hospital Solutions Division	4.4%	18.3%	0.0%	17.3%	40.0%	60.0%
RCM Services Division	0.0%	45.0%	1.3%	24.9%	71.2%	28.8%
Consolidated	1.6%	16.9%	7.3%	15.1%	40.9%	59.1%

During the three months ended June 30, 2013, hardware and third-party software constituted a slightly lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients. Gross profit for the Hospital Solutions Division decreased to 22.4% for the three months ended June 30, 2013 as compared to 60.0% for the same prior year period due to significant declines in system sales revenues and maintenance gross profit. The change in maintenance gross profit was primarily a result of increased sales reserves in the current period.

Our payroll and benefits expense associated with delivering our products and services increased to 19.0% of consolidated revenue in the three months ended June 30, 2013 compared to 16.9% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $20.0 million in the three months ended June 30, 2012 to $20.8 million in the three months ended June 30, 2013. The majority of the increase, approximately $0.3 million, is related to the RCM Services Division. RCM is a service business, which inherently has higher payroll costs as a percentage of revenue. Other increases of approximately $0.2 million in the NextGen Division and $0.2 million for the Hospital Solutions Division are primarily due to increased payroll and benefits expense associated with delivering products and services. Payroll and benefit expenses related to the QSI Dental Division increased $0.1 million period over period. The amount of share-based compensation expense included in cost of revenue was not significant for the three months ended June 30, 2013 and 2012.

Other cost of revenue, which primarily consists of third-party annual license, hosting costs and outsourcing costs, decreased to 14.1% of total revenue during the three months ended June 30, 2013 as compared to 15.1% for the same period a year ago. Other expenses decreased as a percentage of revenue primarily due to the mix of other services revenue sold compared to the prior year period.

As a result of the foregoing events and activities, our gross profit percentage decreased to 56.1% for the three months ended June 30, 2013 versus 59.1% for the same prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2013 decreased 4.3% to $35.1 million as compared to $36.7 million for the prior year period. The decrease in these expenses resulted primarily from:

•	$1.1 million decrease in salaries and related benefit expenses, attributable to cost control initiatives

•	$0.6 million decrease in sales commissions, reflecting the lower level of revenues

•	$0.3 million decrease in acquisition related expenses, including fair value adjustments; partially offset by a

•	$0.4 million increase in bad debt expense

Share-based compensation expense was approximately $0.4 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 31.0% in the three months ended June 30, 2012 to 32.0% in the three months ended June 30, 2013.

Research and Development Costs. Research and development costs for the three months ended June 30, 2013 and 2012 were $5.6 million and $8.6 million, respectively. Research and development costs as a percentage of revenue decreased to 5.1% in the three months ended June 30, 2013 from 7.2% for the prior year period. The decrease in research and development expenses was primarily due to the achievement of technological feasibility for one of our major projects intended to bring greater integration between our ambulatory and inpatient software products and solutions, therefore allowing us to begin to capitalize costs related to this project in the second quarter of fiscal 2013. We also continue to invest significantly in enhancements to our specialty template development, preparation for ICD10 requirements, new products including NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”), and other enhancements to our existing products. Additions to capitalized software costs offset increases in research and development costs. For the three months ended June 30, 2013 and 2012, our additions to capitalized software were $7.3 million and $4.3 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. The increase in capitalized software added in the current quarter was primarily the result of greater investment in the Hospital Solutions Division. For the three months ended June 30, 2013 and 2012, total research and development expenditures including costs expensed and costs capitalized were both $12.9 million. We intend to continue to invest heavily in research and development as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the three months ended June 30, 2013 and 2012.

Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets for the three months ended June 30, 2013 and 2012 were $1.2 million and $1.1 million, respectively.

Interest and Other Income (Expense). Total interest and other income (expense) was $(0.2) million for both the three months ended June 30, 2013 and 2012. Interest and other income (expense) consists primarily of dividends and interest earned on our investments along with foreign currency gains or losses for the period.

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

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2013 and 2012 were $6.4 million and $7.8 million, respectively. The effective tax rates were 33.0% and 33.6% for the three months ended June 30, 2013 and 2012, respectively. The effective rate for the three months ended June 30, 2013 decreased as compared to the same prior year period due to a net benefit from the federal research and development tax credit, an increase benefit in qualified production activities deduction, and a decreased benefit of current period discrete items.
Liquidity and Capital Resources

The following table presents selected financial statistics and information for the three months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended June 30,
	2013	2012
Cash and cash equivalents and marketable securities	$130,026	$134,896
Net increase (decrease) in cash and cash equivalents and marketable securities	$12,015	$(4,535)
Net income	$12,945	$15,497
Net cash provided by operating activities	$31,527	$19,880
Number of days of sales outstanding (1)	116	118
_________________________
(1) Days sales outstanding is equal to net accounts receivable divided by average daily revenue.

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

The following table summarizes our consolidated statements of cash flows for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Net income	$12,945	$15,497
Non-cash expenses	9,164	8,337
Change in deferred revenue	(2,416)	(12,677)
Cash from net income, as adjusted	19,693	11,157
Change in accounts receivable	7,503	(7,492)
Change in other assets and liabilities	4,331	16,215
Net cash provided by operating activities	$31,527	$19,880

Net Income. Net income makes up the majority of our cash generated from operations for the three months ended June 30, 2013 and 2012. In addition, cash flows are affected by non-cash adjustments including depreciation, amortization of intangibles and amortization of capitalized software costs, provisions for bad debts, share-based compensation, changes in fair value of contingent consideration and deferred taxes. Total non-cash expenses were $9.2 million and $8.3 million for the three months ended June 30, 2013 and 2012, respectively. The $0.9 million increase in non-cash expenses for the three months ended June 30, 2013 as compared to the same prior year period is primarily due to increases of approximately $0.3 million in depreciation, $0.2 million of amortization of capitalized software costs, $0.4 million of bad debt expense and a $0.5 million increase in deferred income tax expense, partially offset by a $0.4 million decrease in share-based compensation, a $0.1 million decrease in fair value adjustments for contingent consideration and $0.1 million of excess tax benefit from share-based compensation.

Further, cash from operations was negatively impacted by a decrease in deferred revenues of approximately $2.4 million for the three months ended June 30, 2013 versus a decrease of $12.7 million in the same prior year period. The decline in deferred revenue was primarily due to lower deferred implementation services, which was related to a decline in system sales during the period. Deferred implementation revenue was also impacted by a change in the Company's standard payment terms at the end fiscal 2012, resulting in implementation service fees not being recorded as both accounts receivable and deferred revenue upon execution of a contract. Therefore, deferred implementation and training revenue is not expected to be as significant in future periods due to this change in standard payment terms.

Accounts Receivable. Net cash inflows associated with changes in accounts receivable were approximately $7.5 million for the three months ended June 30, 2013 versus net outflows of approximately $7.5 million for the three months ended June 30, 2012. The change in cash flows attributable to accounts receivable activity is primarily due to an additional emphasis on working capital management in the current period. This emphasis is reflected as a reduction of days sales outstanding (“DSO”) in comparison to the prior year period. Specifically, DSO decreased to 116 days during the three months ended June 30, 2013, as compared to 118 days in the prior year period.

Provided that profitability and the turnover of accounts receivable remain consistent (at a minimum) with the 2013 fiscal year, we anticipate being able to continue generating cash from operations during fiscal year 2014 primarily from our net income.

Other Assets and Liabilities. Cash from operations was positively impacted by a net change in other assets and liabilities of $4.3 million and $16.2 million, respectively, for the three months ended June 30, 2013 and 2012. For the three months ended June 30, 2013, the $4.3 million change in other assets and liabilities is primarily the result of a $4.0 million decrease in other current assets (including restricted cash), a $3.8 million increase in income tax payable and a $0.6 million net increase in all other assets and liabilities, partially offset by a $4.1 million decrease in accounts payable.

Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended June 30, 2013 and 2012 was $9.1 million and $14.8 million, respectively. The $5.6 million decrease in net cash used in investing activities during the three months ended June 30, 2013 as compared to the same prior year period is primarily due to expenditures of $7.3 million and $1.8 million, respectively, for capitalized software and equipment and improvements. The prior year period cash flows from investing activities primarily consists of net cash paid for the acquisitions of Matrix and Poseidon of $5.1 million and $2.0 million, respectively, in addition to investments of $4.3 million and $3.3 million, respectively, for capitalized software and equipment and improvements.

Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended June 30, 2013 and 2012 was $10.2 million and $9.6 million, respectively. During the three months ended June 30, 2013, we received proceeds of $0.3 million from the exercise of stock options, paid $10.4 million in dividends to shareholders and paid $0.1 million in contingent consideration related to acquisitions compared to proceeds of $0.8 million from the exercise of stock options and payment of $10.4 million in dividends to shareholders during the same prior year period. The contingent consideration paid in the prior year period was not significant.

Further, we recorded a reduction in our tax benefit from share-based compensation of $0.1 million during the three months ended June 30, 2013 related to tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital. No reduction was recorded in the prior year period.

Cash and Cash Equivalents and Marketable Securities
At June 30, 2013, we had combined cash and cash equivalents and marketable securities totaling $130.0 million. We may use a portion of these funds towards future acquisitions although the timing and amount of funds to be used has not been determined. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. Such expenditures will be funded from cash on hand and cash flows from operations.

In January 2007, our Board of Directors adopted a policy whereby we intend to pay a regular quarterly dividend on our outstanding common stock, subject to further review and approval and the establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this policy, would likely be distributable on or about the fifth day of each January, April, July and October.

On July 24, 2013, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of September 13, 2013 with an expected distribution date on or about October 4, 2013.

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 22, 2013	June 14, 2013	July 5, 2013	$0.175
Fiscal year 2014			$0.175

May 24, 2012	June 15, 2012	July 3, 2012	$0.175
July 25, 2012	September 14, 2012	October 5, 2012	$0.175
October 25, 2012	December 14, 2012	December 28, 2012	$0.175
January 23, 2013	March 15, 2013	April 5, 2013	$0.175
Fiscal year 2013			$0.700

Management believes that its cash and cash equivalents on hand at June 30, 2013, together with its marketable securities and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for the remainder of fiscal year 2014.

Contractual Obligations
The following table summarizes our significant contractual obligations at June 30, 2013 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2014 (remaining nine months)	2015	2016	2017	2018 and beyond
Operating lease obligations	$30,895	$6,047	$7,043	$6,520	$4,595	$6,690
Contingent consideration and other acquisition related liabilities	2,644	1,373	646	313	312	—
Total	$33,539	$7,420	$7,689	$6,833	$4,907	$6,690

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have experienced legal claims by customers regarding product and contract disputes and from time to time, claims by other third parties asserting that we have infringed their intellectual property rights. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources even if we are ultimately successful in the defense of such claims. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks in our “Item 1A. Risk Factors” section of our Annual Report.

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
10.1
Agreement by and among Quality Systems, Inc., the Clinton Group, Inc. and certain of its affiliates, dated as of July 17, 2013 (incorporated by reference from Exhibit 10.1 of the registrant's Current Report on Form 8-K filed July 17, 2013).

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

QUALITY SYSTEMS, INC.
Date:	July 30, 2013	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2013	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)