Form 10-Q
period 2013-09-30
QUALITY SYSTEMS, INC
filed 2013-10-31
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of outstanding shares of the Registrant’s common stock as of October 29, 2013 was 60,125,286 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$72,816	$105,999
Restricted cash	3,498	5,488
Marketable securities	11,489	12,012
Accounts receivable, net	139,526	148,257
Inventories	996	710
Income taxes receivable	4,466	—
Deferred income taxes, net	12,180	12,140
Other current assets	12,212	12,720
Total current assets	257,183	297,326
Equipment and improvements, net	23,508	21,887
Capitalized software costs, net	49,773	39,781
Intangibles, net	49,838	27,550
Goodwill	76,219	45,761
Other assets	10,810	10,750
Total assets	$467,331	$443,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,823	$11,501
Deferred revenue	66,643	65,207
Accrued compensation and related benefits	11,976	11,915
Income taxes payable	—	1,480
Dividends payable	10,672	10,418
Other current liabilities	32,343	26,508
Total current liabilities	130,457	127,029
Deferred revenue, net of current	1,362	1,219
Deferred compensation	4,298	3,809
Other noncurrent liabilities	10,710	3,949
Total liabilities	146,827	136,006
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock $0.01 par value; authorized 100,000 shares; issued and outstanding 60,125 and 59,543 shares at September 30, 2013 and March 31, 2013, respectively	601	595
Additional paid-in capital	191,416	179,743
Accumulated other comprehensive loss	(204)	(11)
Retained earnings	128,691	126,722
Total shareholders’ equity	320,504	307,049
Total liabilities and shareholders’ equity	$467,331	$443,055
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Software and hardware	$15,562	$23,720	$31,534	$49,564
Implementation and training services	7,809	8,535	14,384	20,581
System sales	23,371	32,255	45,918	70,145
Maintenance	40,313	38,715	78,921	77,283
Electronic data interchange services	16,545	15,024	33,237	28,847
Revenue cycle management and related services	15,467	14,486	31,482	28,887
Other services	15,385	15,648	31,052	29,262
Maintenance, EDI, RCM and other services	87,710	83,873	174,692	164,279
Total revenues	111,081	116,128	220,610	234,424
Cost of revenue:
Software and hardware	4,779	5,624	9,713	11,395
Implementation and training services	6,972	7,507	14,106	16,652
Total cost of system sales	11,751	13,131	23,819	28,047
Maintenance	5,262	4,741	10,564	9,552
Electronic data interchange services	10,650	9,151	21,446	18,399
Revenue cycle management and related services	11,007	10,556	22,408	21,426
Other services	9,012	8,785	17,517	17,335
Total cost of maintenance, EDI, RCM and other services	35,931	33,233	71,935	66,712
Total cost of revenue	47,682	46,364	95,754	94,759
Gross profit	63,399	69,764	124,856	139,665
Operating expenses:
Selling, general and administrative	38,578	37,832	73,674	74,513
Research and development costs	7,615	6,272	13,229	14,848
Amortization of acquired intangible assets	1,260	1,316	2,454	2,453
Total operating expenses	47,453	45,420	89,357	91,814
Income from operations	15,946	24,344	35,499	47,851
Interest expense, net	(205)	(62)	(174)	(27)
Other income (expense), net	(155)	220	(409)	7
Income before provision for income taxes	15,586	24,502	34,916	47,831
Provision for income taxes	5,465	8,811	11,850	16,643
Net income	$10,121	$15,691	$23,066	$31,188
Other comprehensive income (loss):
Foreign currency translation (net of $0 tax)	(20)	47	(193)	(10)
Comprehensive income	$10,101	$15,738	$22,873	$31,178
Net income per share:
Basic	$0.17	$0.26	$0.39	$0.53
Diluted	$0.17	$0.26	$0.39	$0.53
Weighted-average shares outstanding:
Basic	59,734	59,347	59,647	59,314
Diluted	59,751	59,386	59,663	59,386
Dividends declared per common share	$0.175	$0.175	$0.350	$0.350

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$23,066	$31,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,818	3,386
Amortization of capitalized software costs	5,303	4,879
Amortization of other intangibles	4,062	3,810
Provision for bad debts	3,716	3,103
Share-based compensation	1,125	1,383
Deferred income tax (benefit) expense	826	(851)
Excess tax benefit from share-based compensation	(62)	(75)
Change in fair value of contingent consideration	(89)	856
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	9,298	(7,736)
Inventories	(242)	(143)
Income taxes receivable	(4,466)	(3,435)
Other current assets	3,324	(394)
Other assets	(845)	(1,088)
Accounts payable	(2,816)	3,677
Deferred revenue	(4,223)	(15,226)
Accrued compensation and related benefits	61	(1,976)
Income taxes payable	(1,899)	(26)
Other current liabilities	1,818	9,677
Deferred compensation	489	(289)
Other non-current liabilities	502	(1,230)
Net cash provided by operating activities	42,766	29,490
Cash flows from investing activities:
Additions to capitalized software costs	(15,295)	(14,117)
Additions to equipment and improvements	(4,611)	(4,836)
Purchase of Mirth	(34,802)	—
Purchase of Poseidon	—	(2,033)
Purchase of Matrix	—	(5,073)
Net cash used in investing activities	(54,708)	(26,059)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	62	75
Proceeds from exercise of stock options	1,535	764
Dividends paid	(20,843)	(20,736)
Payment of contingent consideration related to acquisitions	(1,995)	(935)
Net cash used in financing activities	(21,241)	(20,832)
Net decrease in cash and cash equivalents	(33,183)	(17,401)
Cash and cash equivalents at beginning of period	105,999	134,444
Cash and cash equivalents at end of period	$72,816	$117,043

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$17,555	$20,962
Effective September 9, 2013, the Company acquired Mirth in a transaction summarized as follows:
Fair value of assets acquired	$62,540
Cash paid	(34,802)
Common stock issued at fair value	(7,882)
Fair value of contingent consideration	(13,307)
Liabilities assumed	$6,549
Effective May 1, 2012, the Company acquired Poseidon in a transaction summarized as follows:
Fair value of assets acquired		$2,551
Cash paid		(2,033)
Purchase price holdback		(500)
Liabilities assumed		$18
Effective April 16, 2012, the Company acquired Matrix in a transaction summarized as follows:
Fair value of assets acquired		$14,587
Cash paid		(5,073)
Common stock issued at fair value		(3,953)
Purchase price holdback		(853)
Fair value of contingent consideration		(2,862)
Fair value of non-compete agreement (liability)		(1,100)
Liabilities assumed		$746

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consist of NextGen Healthcare Information Systems, LLC (“NextGen”), NextGen RCM Services, LLC, Opus Healthcare Solutions, LLC (“Opus”), ViaTrack Systems, LLC (“ViaTrack”), Matrix Management Solutions, LLC ("Matrix"), QSI Management, LLC and Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”). Mirth Corporation (“Mirth”) is included in the consolidated financial statements from the date of acquisition (September 9, 2013). All intercompany accounts and transactions have been eliminated.

Basis of Presentation. The accompanying unaudited consolidated financial statements as of September 30, 2013 and for the three and six months ended September 30, 2013 and 2012 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Amounts related to disclosures of March 31, 2013 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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
A typical system contract contains multiple elements of the above items. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of those elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. The Company generally establishes VSOE for the related undelivered elements based on the bell-shaped curve method. VSOE is established on maintenance for the Company's largest clients based on stated renewal rates only if the rate is determined to be substantive and falls within the Company's customary pricing practices.
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
Provided that fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third-party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collection risk is high, the revenue is deferred until collection occurs or becomes probable. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company's arrangements must be negotiated at the outset of an arrangement and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users.
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
As of September 30, 2013, the Company has not identified any events or circumstances that would require an interim goodwill impairment test. During the quarter ended December 31, 2012, the Company recorded an impairment charge of $17,400 related to the Hospital Solutions Division as a result of deteriorating financial performance. The impairment charge reduced the book value of goodwill associated with the division to $4,342. See Note 4.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Costs and expenses:
Cost of revenue	$89	$73	$163	$149
Research and development costs	89	74	131	133
Selling, general and administrative	406	272	831	1,101
Total share-based compensation	584	419	1,125	1,383
Income tax benefit	(184)	(127)	(352)	(447)
Decrease in net income	$400	$292	$773	$936

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

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2013 and March 31, 2013:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	September 30, 2013
ASSETS
Cash and cash equivalents (1)	$72,816	$72,816	$—	$—
Restricted cash	3,498	3,498	—	—
Marketable securities (2)	11,489	11,489	—	—
	$87,803	$87,803	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$16,559	$—	$—	$16,559
	$16,559	$—	$—	$16,559

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2013
ASSETS
Cash and cash equivalents (1)	$105,999	$105,999	$—	$—
Restricted cash	5,488	5,488	—	—
Marketable securities (2)	12,012	12,012	—	—
	$123,499	$123,499	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$5,336	$—	$—	$5,336
	$5,336	$—	$—	$5,336
___________________________________
(1) Cash equivalents consists of money market funds.

(2) Marketable securities consist of fixed-income securities.

The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. Key assumptions include discount rates and probability-adjusted achievement of revenue and strategic targets that are not observable in the market. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability for Sphere Health Systems, Inc. ("Sphere"), IntraNexus, Inc. ("IntraNexus"), Matrix, and Mirth were estimated based on the probability of achieving certain business milestones and management’s forecast of expected revenues.

The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the six months ended September 30, 2013:

Total Liabilities
Balance as of April 1, 2013	$5,336
Acquisitions (Note 3)	13,307
Earnout payments	(1,995)
Fair value adjustments	(89)
Balance as of September 30, 2013	$16,559

Non-Recurring Fair Value Measurements

The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the six months ended September 30, 2013, there were no adjustments to fair value of such assets, except for the intangible assets acquired from Mirth as discussed further below.

3. Business Combinations

On September 9, 2013, the Company acquired 100% of the outstanding capital stock of Mirth, a global leader in health information technology that helps clients achieve interoperability. The acquisition will enhance the Company’s current enterprise interoperability initiatives and broaden its accountable and collaborative care, population health, disease management and clinical data exchange offerings. The preliminary Mirth purchase price totaled $55,991, which includes share-based contingent consideration with an estimated fair value of $13,307 payable over a three year period subject to achievement of certain strategic milestones. The goodwill arising from the acquisition of Mirth represents the opportunity for the Company to sell Mirth-powered health information technology solutions as a complement to its other products as well as other expected market participant synergies going forward and is expected to be deductible for income tax purposes over a period of 15 years. Mirth operates under the NextGen Division.

The Company accounted for the Mirth acquisition as a purchase business combination. The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are considered preliminary. The estimated fair values may be further adjusted as additional information obtained about facts and circumstances that existed as of the acquisition date becomes available during the twelve month period after the acquisition date (“measurement period”). Any changes in the values allocated to tangible and identified intangible assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach.

The total preliminary purchase price for the Mirth acquisition during the six months ended September 30, 2013 is summarized as follows:

Mirth
Cash paid	$34,802
Common stock issued at fair value	7,882
Contingent consideration	13,307
Total purchase price	$55,991

The following table summarizes the preliminary purchase price allocation for the Mirth acquisition:

Mirth
Fair value of the net tangible assets acquired and liabilities assumed:
Current assets (including accounts receivable of $4,283)	$4,905
Equipment and improvements	828
Accounts payable and accrued liabilities	(748)
Deferred revenues	(5,802)
Total net tangible assets acquired and liabilities assumed	(817)
Fair value of identifiable intangible assets acquired:
Trade name	1,350
Customer relationships	2,800
Software technology	22,200
Goodwill	30,458
Total identifiable intangible assets acquired	56,808
Total purchase price	$55,991
The pro forma effects of the Mirth acquisition would not have been material to the Company’s results of operations and are therefore not presented.

4. Goodwill

The Company does not amortize goodwill as it has been determined to have an indefinite useful life.

Goodwill by division consists of the following:

	March 31, 2013	Acquisitions	September 30, 2013
QSI Dental Division (1)	$7,289	$—	$7,289
NextGen Division	1,840	30,458	32,298
Hospital Solutions Division	4,342	—	4,342
RCM Services Division	32,290	—	32,290
Total goodwill	$45,761	$30,458	$76,219
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

Approximately 65% of the goodwill balance as of September 30, 2013 is expected to be deductible for income tax purposes over the periods prescribed by the Internal Revenue Code ("IRC").

5. Intangible Assets

In connection with the Mirth acquisition, the Company recorded $26,350 of intangible assets related to trade name, customer relationships and software technology. The Company is amortizing the trade name and customer relationships over five years and the software technology over seven years. The weighted average amortization period for the total amount of intangible assets acquired is 6.7 years.

Approximately 75% of the acquired intangible assets are expected to be deductible for income tax purposes over the periods prescribed by the IRC.

The Company’s definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	September 30, 2013
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$25,956	$3,368	$42,709	$72,033
Accumulated amortization	(12,177)	(1,295)	(8,723)	(22,195)
Net intangible assets	$13,779	$2,073	$33,986	$49,838

	March 31, 2013
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$23,156	$2,018	$20,509	$45,683
Accumulated amortization	(10,028)	(1,112)	(6,993)	(18,133)
Net intangible assets	$13,128	$906	$13,516	$27,550

Activity related to the intangible assets for the six months ended September 30, 2013 and 2012 is summarized as follows:

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2013	$13,128	$906	$13,516	$27,550
Acquisition	2,800	1,350	22,200	26,350
Amortization (1)	(2,149)	(183)	(1,730)	(4,062)
Balance as of September 30, 2013	$13,779	$2,073	$33,986	$49,838

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2012	$7,805	$162	$15,292	$23,259
Acquisition	9,450	1,250	1,150	11,850
Amortization (1)	(2,020)	(330)	(1,460)	(3,810)
Balance as of September 30, 2012	$15,235	$1,082	$14,982	$31,299
_____________________________
(1) Amortization of the customer relationships and the trade name & contracts intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software and hardware.

The following table represents the remaining estimated amortization of definite-lived intangible assets as of September 30, 2013:

For the year ended March 31,
2014 (remaining six months)	$5,668
2015	10,337
2016	10,000
2017	9,230
2018 and beyond	14,603
Total	$49,838

6. Capitalized Software Costs

The Company’s capitalized software development costs are summarized as follows:

	September 30, 2013	March 31, 2013
Gross carrying amount	$109,971	$94,676
Accumulated amortization	(60,198)	(54,895)
Net capitalized software costs	$49,773	$39,781

Activity related to net capitalized software costs for the six months ended September 30, 2013 and 2012 is summarized as follows:

	2013	2012
Balance as of April 1	$39,781	$19,994
Capitalized	15,295	14,117
Amortization	(5,303)	(4,879)
Balance as of September 30	$49,773	$29,232

The following table presents the remaining estimated amortization of capitalized software costs as of September 30, 2013. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2014 (remaining six months)	$8,000
2015	16,000
2016	14,100
2017	9,300
2018 and beyond	2,373
Total	$49,773

7. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	September 30, 2013	March 31, 2013
Accounts receivable, gross	$151,738	$160,080
Allowance for doubtful accounts	(12,212)	(11,823)
Accounts receivable, net	$139,526	$148,257

Inventories are summarized as follows:

	September 30, 2013	March 31, 2013
Computer systems and components	$996	$710
Inventories	$996	$710

Equipment and improvements are summarized as follows:

	September 30, 2013	March 31, 2013
Computer equipment	$34,899	$31,633
Furniture and fixtures	8,846	8,416
Leasehold improvements	8,868	7,125
	52,613	47,174
Accumulated depreciation and amortization	(29,105)	(25,287)
Equipment and improvements, net	$23,508	$21,887

Current and non-current deferred revenue are summarized as follows:

	September 30, 2013	March 31, 2013
Maintenance	$14,750	$12,085
Implementation services	34,691	36,899
Annual license services	9,983	9,906
Undelivered software, subscriptions and other	7,219	6,317
Deferred revenue	$66,643	$65,207
Deferred revenue, net of current	$1,362	$1,219

Accrued compensation and related benefits are summarized as follows:

	September 30, 2013	March 31, 2013
Payroll, bonus and commission	$3,270	$3,842
Vacation	8,706	8,073
Accrued compensation and related benefits	$11,976	$11,915

Other current and non-current liabilities are summarized as follows:

	September 30, 2013	March 31, 2013
Contingent consideration and other liabilities related to acquisitions	$11,333	$8,426
Users group meeting deposits	3,963	—
Care services liabilities	3,498	5,488
Accrued EDI expense	3,014	1,452
Accrued Consulting	1,512	2,602
Accrued royalties	1,352	1,331
Self insurance reserve	1,321	1,336
Deferred rent	823	689
Sales tax payable	660	869
Accrued travel	456	384
Outside commission payable	315	461
Customer deposits	75	262
Other accrued expenses	4,021	3,208
Other current liabilities	$32,343	$26,508

Contingent consideration and other liabilities related to acquisitions	$6,789	$1,382
Deferred rent	3,921	2,448
Other liabilities	—	119
Other non-current liabilities	$10,710	$3,949

8. Income Tax

The provision for income taxes for the three months ended September 30, 2013 and 2012 was approximately $5.5 million and $8.8 million, respectively. The effective tax rates were 35.1% and 36.0% for the three months ended September 30, 2013 and 2012, respectively. The effective rate for the three months ended September 30, 2013 decreased as compared to the same prior year period due to a net benefit from the federal research and development tax credit and an increase benefit in qualified production activities deduction. The federal research and development tax credit statute expired on December 31, 2011, and in January 2013, was retroactively enacted through December 31, 2013.

The provision for income taxes for the six months ended September 30, 2013 and 2012 was approximately $11.9 million and $16.6 million, respectively. The effective tax rates were 33.9% and 34.8% for the six months ended September 30, 2013 and 2012, respectively. The effective rate for the six months ended September 30, 2013 decreased as compared to the same prior year period due to a net benefit from the federal research and development tax credit and an increase benefit in qualified production activities deduction. The federal research and development tax credit statute expired on December 31, 2011, and in January 2013, was retroactively enacted through December 31, 2013.

Uncertain tax positions
As of September 30, 2013, the Company had recorded a liability of $1.2 million for unrecognized tax benefits related to various federal, state and local income tax matters. If recognized, this amount would reduce the Company’s effective tax rate. The tax liability for the six months ended September 30, 2013 increased from the same prior year period by $0.6 million due to additional local income tax contingent liability and certain tax positions related to acquired companies.

The Company is no longer subject to U.S. federal income tax examinations for tax years before 2012. With few exceptions, the Company is no longer subject to state income tax examinations for tax years before 2008. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

9. Earnings per Share

The Company provides presentation of “basic” and “diluted” earnings per share (“EPS”). Shares discussed below are in thousands.

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net income	$10,121	$15,691	$23,066	$31,188
Basic net income per share:
Weighted-average shares outstanding — Basic	59,734	59,347	59,647	59,314
Basic net income per common share	$0.17	$0.26	$0.39	$0.53

Net income	$10,121	$15,691	$23,066	$31,188
Diluted net income per share:
Weighted-average shares outstanding — Basic	59,734	59,347	59,647	59,314
Effect of potentially dilutive securities	17	39	16	72
Weighted-average shares outstanding — Diluted	59,751	59,386	59,663	59,386
Diluted net income per common share	$0.17	$0.26	$0.39	$0.53

The computation of diluted net income per share does not include 1,397 and 1,306 options to acquire shares of common stock for the three and six months ended September 30, 2013, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 1,205 and 1,024 options to acquire shares of common stock for the three and six months ended September 30, 2012, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

10. Share-Based Awards

Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 8,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than 10 years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of September 30, 2013, there were 20,000 outstanding options related to the 1998 Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than 10 years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of September 30, 2013, there were 1,397,409 outstanding options and 2,617,727 shares available for future grant related to the 2005 Plan.

A summary of stock option transactions during the six months ended September 30, 2013 follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2013	1,159,183	$30.54	5.5
Granted	469,000	18.76	7.7
Exercised	(79,214)	19.38	0.1	$186
Forfeited/Canceled	(131,560)	31.68	5.4
Outstanding, September 30, 2013	1,417,409	$27.59	6.2	$1,562
Vested and expected to vest, September 30, 2013	1,329,729	$27.68	6.2	$1,435
Exercisable, September 30, 2013	364,669	$31.46	4.5	$33

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Expected life	4.9 years	5.0 years
Expected volatility	43.4% - 43.7%	41.3% - 45.0%
Expected dividends	3.1% - 3.9%	2.4% - 3.8%
Risk-free rate	1.0% - 1.5%	0.7% - 0.8%

The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2013 and 2012 was $5.19 and $8.41 per share, respectively.

The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 8.3% and 5.8% for employee options for the six months ended September 30, 2013 and 2012, respectively, and 0.0% for director options for the six months ended September 30, 2013 and 2012. Forfeiture rates are adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

During the six months ended September 30, 2013, a total of 469,000 options to purchase shares of common stock were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2014 and 2013 is as follows:

	Number of		Vesting
Option Grant Date	Shares	Exercise Price	Terms (1)	Expires
August 15, 2013	85,000	$20.85	Five years	August 15, 2021
July 30, 2013	28,000	$22.59	Five years	July 30, 2021
May 29, 2013	356,000	$17.95	Five years	May 29, 2021
Fiscal year 2014 option grants	469,000
January 23, 2013	40,000	$19.00	Five years	January 23, 2021
November 5, 2012	5,000	$17.68	Five years	November 5, 2020
September 25, 2012	20,000	$18.42	Five years	September 25, 2020
May 24, 2012	346,000	$29.17	Five years	May 24, 2020
May 24, 2012	30,000	$29.17	Four years	May 24, 2020
May 23, 2012	115,500	$29.45	Five years	May 23, 2020
Fiscal year 2013 option grants	556,500
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

Compensation expense associated with the performance based awards under the Company’s equity incentive plans are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model with the assumptions below to calculate stock compensation expense related to the performance based awards. Stock compensation expense recorded for these awards was not significant for the six months ended September 30, 2013 and 2012, respectively.

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Expected life	4.9 years	5.0 years
Expected volatility	41.0% - 43.5%	41.7% - 45.0%
Expected dividends	3.2% - 3.7%	2.5% - 3.8%
Risk-free rate	1.4%	0.6% - 0.7%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the six months ended September 30, 2013 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2013	804,340	$9.89
Granted	469,000	5.19
Vested	(89,040)	10.08
Forfeited/Canceled	(131,560)	9.84
Outstanding, September 30, 2013	1,052,740	$7.77

As of September 30, 2013, $6,511 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.8 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2013 and 2012 was $897 and $1,270, respectively.

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

The Company recorded compensation expense related to restricted stock of approximately $289 and $324 for the six months ended September 30, 2013 and 2012, respectively. Restricted stock activity for the six months ended September 30, 2013 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2013	30,385	$27.09
Granted	57,324	20.75
Vested	(15,635)	30.38
Canceled	(3,000)	24.81
Outstanding, September 30, 2013	69,074	$20.93

As of September 30, 2013, $1,294 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.8 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

11. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2013. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

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
Hussein Litigation
On October 7, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of the Company.  The complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance.  The complaint seeks actual damages, exemplary and punitive damages and costs.  The Company believes that plaintiff’s claims are without merit and intends to defend against them vigorously.

13. Operating Segment Information

The Company has four reportable segments that are evaluated regularly by its chief decision making group (Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) in deciding how to allocate resources and in assessing performance.

Operating segment data is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenue:
QSI Dental Division	$4,904	$4,846	$10,055	$9,800
NextGen Division	84,701	87,328	166,236	173,521
Hospital Solutions Division	4,734	8,172	10,201	19,536
RCM Services Division	16,742	15,782	34,118	31,567
Consolidated revenue	$111,081	$116,128	$220,610	$234,424

Operating income (loss):
QSI Dental Division	$1,254	$679	$2,209	$1,148
NextGen Division	30,418	33,897	59,986	62,737
Hospital Solutions Division	(4,237)	(1,165)	(6,831)	1,182
RCM Services Division	2,686	1,789	5,526	3,642
Unallocated corporate expense	(14,175)	(10,856)	(25,391)	(20,858)
Consolidated operating income	$15,946	$24,344	$35,499	$47,851

Management evaluates performance based upon stand-alone segment operating income. Because assets by segment are not reported to or used by the Company’s chief decision making group to allocate resources to, or to assess performance, total assets by segment are not disclosed.

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

14. Subsequent Events

On October 23, 2013, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of December 13, 2013 with an expected distribution date on or about January 3, 2014.

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

We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, financial incentives from the ARRA to physicians who adopt electronic health records, as well as increased adoption rates for electronic health records and other technology in the healthcare arena. We also believe that healthcare reform and the movement towards pay for performance/quality initiatives will also stimulate demand for robust electronic health record solutions as well as new health information technology solutions from bundled billing capabilities to patient engagement and population health management.

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

In September 2013, we acquired Mirth Corporation ("Mirth"), an industry leader within the Health Information Exchange (“HIE") market with technologies and services delivering vendor agnostic interoperability capability to the Healthcare Community. This acquisition also provides expanded capabilities around population health management and data analytics, which will be used as a foundation to continue enhancing our existing products as well as developing new product and service offerings for accountable care organizations

We believe that our core strength lies in the central role our software products and services play in the delivery of healthcare by the primary physician in an ambulatory setting. We intend to remain at the forefront of upcoming new regulatory requirements including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We intend to continue the development and enhancement of our software solutions to support healthcare reform and the transition from fee for service to pay for performance/quality initiatives such as accountable care organizations. Key elements of our future software development will be to expand our interoperability capabilities to enhance the competitiveness of our software offerings, continue to integrate our ambulatory and inpatient products, making our products more intuitive and easy to use, and to enhance our ability to deliver our software over the cloud with the latest technology.

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

The Company was founded with an early focus on providing information systems to dental group practices. This focus area would later become the QSI Dental Division. In the mid-1980s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the ambulatory market. In the mid-1990s, we made two acquisitions that accelerated our penetration of the ambulatory market and formed the basis for the NextGen Division. In the last few years, we acquired several companies, which operate under the Hospital Solutions Division, as part of our strategy to expand into the small and specialty hospital market. More recently, we acquired Mirth, which operates under the NextGen Division, and is expected to enhance our current enterprise interoperability initiatives and broaden its accountable and collaborative care, population health, disease management and clinical data exchange offerings. Today, we serve the dental, ambulatory, hospital and RCM services markets through our QSI Dental Division, NextGen Division, Hospital Solutions Division and RCM Services Division.

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

The following table reflects our reported segment revenue and segment revenue growth by Division for the three and six months ended September 30, 2013 and 2012:

	Segment Revenue Breakdown
	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
QSI Dental Division	4.4%	4.2%	4.6%	4.2%
NextGen Division	76.2%	75.2%	75.3%	74.0%
Hospital Solutions Division	4.3%	7.0%	4.6%	8.3%
RCM Services Division	15.1%	13.6%	15.5%	13.5%
Consolidated	100.0%	100.0%	100.0%	100.0%

	Segment Revenue Growth
	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
QSI Dental Division	1.2%	7.4%	2.6%	2.0%
NextGen Division	(3.0)%	5.9%	(4.2)%	10.4%
Hospital Solutions Division	(42.1)%	(3.3)%	(47.8)%	24.1%
RCM Services Division	6.1%	29.6%	8.1%	23.3%
Consolidated	(4.3)%	7.9%	(5.9)%	12.7%

QSI Dental Division. The QSI Dental Division, co-located with our corporate headquarters in Irvine, California, focuses on developing, marketing and supporting software suites sold to dental group organizations located throughout the United States. The QSI Dental Division sells additional licenses to its legacy products as existing clients expand their operations, and sells its Web-based SaaS model practice management and clinical software solutions to new customers. This software solution, QSIDental™ Web, is marketed primarily to multi-location dental group practices in which the QSI Dental Division has historically been a dominant player. Further, QSI Dental sells its Electronic Dental Chart in conjunction with NextGen PM ("Practice Management") and EHR ("Electronic Health Record") and is marketed as NextGen EDR (“Electronic Dental Record”) to Federally Qualified Health Centers (“FQHC”) and other safety net entities further defined below.

The QSI Dental Division participates jointly with the NextGen Division in providing software and services to safety-net clinics like FQHCs and other “safety net” health centers, including Public Health Centers, Community Health Centers, Free Clinics, as well as Rural and Tribal Health Centers. FQHCs are community-based organizations and are funded by the federal government, which provide medical and dental services to underprivileged and underserved communities. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, reserved $11 billion over a multi-year period for FQHCs, creating unprecedented opportunities for FQHCs growth and the formation of new FQHCs. When combined and used in tandem, NextGen EHR, NextGen EDR, and NextGen Practice Management provides a unique product in this marketplace - an integrated patient record accessible by both physicians and dentists. On May 3, 2013, NextGen EDR version 4.3 was ONC-ATCB certified by the Certification Commission for Health Information (CCHIT®) as a complete EHR and complies with all clinical quality measures for Eligible Providers. The additional software NextGen EDR version 4.3 relied on to demonstrate compliance was NextGen EHR version 5.8.

The QSI Dental Division's legacy practice management software suite uses a UNIX® operating system. It's Clinical Product Suite (“CPS”) can be fully integrated with the client server-based practice management software offered from each of our Divisions. When integrated and delivered with the NextGen Practice Management solution, CPS is re-branded as NextGen EDR. CPS/EDR incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The QSI Dental Division also develops, markets, and provides EDI services to dental practices, including electronic submission of claims to insurance providers as well as automated patient statements.

NextGen Division. The NextGen Division, with headquarters in Horsham, Pennsylvania and a significant location in Atlanta, Georgia, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations. The NextGen Division's major product categories include the NextGen Ambulatory product suite and NextGen Community Connectivity.

The NextGen Ambulatory product suite streamlines patient care with standardized, real-time clinical and administrative workflows within a physician’s practice, and major product categories include NextGen EHR, NextGen PM, NextGen Dashboard, NextGen Mobile, and NextGen NextPen. NextGen Community Connectivity consists of NextGen Health Information Exchange (“NextGen HIE,” formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”). The NextGen Division also offers hosting services, NextGuard – Data Protection services, and consulting services, such as strategic governance models and operational transformation, technical consulting such as data conversions or interface development. The NextGen Division products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment. The NextGen Division also provides EDI services, which include electronic submission of claims to insurance providers as well as automated patient statements.

On September 9, 2013, we acquired Mirth, a global leader in health information technology that helps clients achieve interoperability. Operating results associated with Mirth products and services are included in the NextGen Division.

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

In the last few years, we have acquired companies that were established developers of software and services for the inpatient market to operate under the Hospital Solutions Division. On May 1, 2012, we acquired The Poseidon Group ("Poseidon"), a provider of emergency department software. On July 26, 2011, we acquired CQI Solutions, Inc. ("CQI"), a provider of hospital systems for surgery management. On April 29, 2011, we acquired IntraNexus, Inc. ("IntraNexus"), a provider of Web-based integrated clinical and hospital information systems. On February 10, 2010, we acquired Opus Healthcare Solutions, LLC ("Opus"), a provider of Web-based clinical solutions to hospital systems and integrated health networks nationwide and on August 12, 2009 we acquired Sphere Health Systems, Inc. ("Sphere"), a provider of financial information systems to the small hospital inpatient market. These acquisitions are part of our strategy to continue to expand in the small and specialty hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and inpatient markets.

RCM Services Division. The RCM Services Division, with locations in St. Louis, Missouri, North Canton, Ohio, South Jordan, Utah and Hunt Valley, Maryland, provides technology solutions and consulting services to cover the full spectrum of healthcare providers' RCM needs, from patient access through claims denials, with a primary focus on billing and collection services. The RCM Services Division combines a Web-delivered SaaS model and the NextGen PM software platform to execute its service offerings. Execution of the plan to transition our client base onto the NextGen platform is being implemented. On April 15, 2012, we acquired Matrix Management Solutions, LLC (“Matrix”). Since 1998, North Canton, Ohio-based Matrix, a value-added reseller for NextGen Healthcare, has provided RCM services, healthcare information technology solutions and training, implementation and support centered on NextGen technology, to its clients nationwide. The acquisition has enabled our RCM Services Division to expand its footprint among private and hospital-based physicians and groups by leveraging Matrix's RCM expertise.

Overview of Our Results

•
Consolidated revenue decreased 5.9% in the six months ended September 30, 2013 as compared to the prior year period. The decrease reflects a 34.5% decline in system sales revenue, mitigated by 6.3% growth in recurring services revenue (i.e. maintenance, EDI, RCM and other services revenues).

•
Consolidated gross profit as a percentage of revenue decreased to 56.6% for the six months ended September 30, 2013 compared to 59.6% in the prior year period. The decline was attributable to a shift in the mix of revenue towards recurring services and a decline in the profit margin on system sales revenue due to a higher proportion of lower-margin implementation services. For the six months ended September 30, 2013, recurring services revenue comprised 79.2% of consolidated revenue, as compared to 70.1% in the prior year period.

•
Consolidated operating income decreased 25.8% in the six months ended September 30, 2013 as compared to the prior year period primarily due to a 10.6% decrease in consolidated gross profit mitigated by a 2.7% reduction in total operating expenses.

QSI Dental Division

•
QSI Dental Division revenue increased 2.6% in the six months ended September 30, 2013. Divisional operating income (excluding unallocated corporate expenses) was $2.2 million in the six months ended September 30, 2013, an increase of 92.4% as compared to the same prior year period. The increase in operating income was primarily the result of a $0.9 million reduction in selling, general and administrative expenses due to various cost saving initiatives in the current period. It should be noted that the QSI Dental Division's new software solution (“QSIDental Web”) is being sold as a SaaS solution for which revenue is recognized over a longer period of time rather than upfront. Revenue recognized from QSIDental Web was not significant in the six months ended September 30, 2013.

•
The QSI Dental Division is well-positioned to sell to the FQHCs market and intends to continue leveraging the NextGen Division's sales force to sell its dental electronic medical records software to practices that provide both medical and dental services, such as FQHCs, which are receiving grants as part of the ARRA.

•
Our goal for the QSI Dental Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new QSIDental Web product.

NextGen Division

•
NextGen Division revenue decreased 4.2% in the six months ended September 30, 2013, as compared to the same prior year period. This variance reflects a 30.3% decline in system sales revenue, mitigated by 8.8% growth in recurring service revenue, including an increase of 6.4% in maintenance and 16.9% in EDI revenue.

•
NextGen Division operating income (excluding unallocated corporate expenses) decreased by 4.4% in the six months ended September 30, 2013, as compared to the same prior year period. The decrease in operating income is primarily the result of a decrease in total revenue, partially offset by an 8.4% reduction in total operating expenses, primarily due to various cost saving initiatives and a higher amount of capitalizable labor costs in the current period.

•	Our acquisition of Mirth on September 9, 2013 did not significantly impact the NextGen Division results for the current period.

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

•
We anticipate achieving general release of our next significant versions of our ambulatory software products in the quarter ending December 31, 2013. We expect these release(s) will result in significantly higher rates of amortization related to previously capitalized software development costs than have been reflected in our recent historical operating results. Refer to Note 6, “Capitalized Software Costs” of our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an estimate of future amortization of capitalized software costs as of September 30, 2013.

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

Hospital Solutions Division

•
Hospital Solutions Division revenue decreased 47.8% in the six months ended September 30, 2013. Revenue was negatively impacted by a 67.5% decline in system sales, as well as lower maintenance revenue and higher accruals for anticipated sales credits. The decline in maintenance revenue relates to a scheduled run-off related to a specific legacy customer from one of the acquired entities of the division.

•
Divisional operating loss (excluding unallocated corporate expenses) was $(6.8) million for the six months ended September 30, 2013 as compared to $1.2 million in divisional operating income for the same prior year period. Operating income was negatively impacted by significantly lower revenue during the period, partially offset by a decrease in selling, general and administrative expenses.

•
The Hospital Solutions Division is expected to benefit from being able to offer both financial and CCHIT® certified clinical software that have been packaged together, from the certification of the division's NextGen® Inpatient Clinicals software for stage two of meaningful use in May 2013, and from cross sell opportunities with existing NextGen Division customers, including hospitals that are owned or affiliated with physician offices.

•
The Hospital Solutions Division has incurred losses in the last several quarters and is expected to continue to incur losses for the foreseeable future while we continue to invest in implementation and training, support, and development to support our growing customer base and maximize customer satisfaction. We believe that we will be able to generate operational improvements and efficiencies in our implementation of new customers and that there continues to be meaningful opportunity in the Hospital Solutions Division market in spite of the recent losses which we have incurred. Though we have confidence in our assumptions and the future performance of the Hospital Solutions Division, if the division fails to achieve sustained future revenue growth and improved operating margins, the fair value of the reporting unit could be negatively impacted, resulting in an impairment of goodwill and/or other intangible assets.

RCM Services Division

•
RCM Services Division revenue increased 8.1% in the six months ended September 30, 2013. The RCM Services Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients and well as new clients added during the six months ended September 30, 2013.

•
Operating income as a percentage of revenue increased to approximately 16.2% of revenue in the six months ended September 30, 2013 versus 11.5% of revenue in the same prior year period primarily as a result of an increase in the RCM Services Division's revenue and gross profit compared to the prior year period.

•
The Company believes that a significant opportunity exists to continue cross selling RCM services to existing NextGen Division customers. The portion of existing NextGen Division customers who are using the RCM Services Division's services is less than 10%. We also believe that the increased complexity related to the billing and collections process, which goes into effect with ICD-10 in October of 2014, will create additional opportunities for our RCM Services Division.

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

Corporate Expenses (costs unallocated to the operating segments)
As a result of the Mirth acquisition, we anticipate an increase in certain expenses compared to our recent historical operating results, specifically:

•
Amortization of of acquired intangible assets. Refer to Note 5, “Intangibles Assets” of our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for remaining estimated amortization of definite-lived intangible assets as of September 30, 2013.

•
Acquisition related expenses (including fair value adjustments). The preliminary purchase accounting valuation of the Mirth acquisition resulted in a discount of $5.2 million related to share-based purchase consideration. Such discount is currently expected to be amortized over a three year period ending September 2016. This amortization will be reflected as a component of our selling, general and administrative operating expenses.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
(Unaudited)	2013	2012	2013	2012
Revenues:
Software and hardware	14.0%	20.4%	14.3%	21.1%
Implementation and training services	7.0	7.3	6.5	8.8
System sales	21.0	27.8	20.8	29.9
Maintenance	36.3	33.3	35.8	33.0
Electronic data interchange services	14.9	12.9	15.1	12.3
Revenue cycle management and related services	13.9	12.5	14.3	12.3
Other services	13.9	13.5	14.1	12.5
Maintenance, EDI, RCM and other services	79.0	72.2	79.2	70.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Software and hardware	4.3	4.8	4.4	4.9
Implementation and training services	6.3	6.5	6.4	7.1
Total cost of system sales	10.6	11.3	10.8	12.0
Maintenance	4.7	4.1	4.8	4.1
Electronic data interchange services	9.6	7.9	9.7	7.8
Revenue cycle management and related services	9.9	9.1	10.2	9.1
Other services	8.1	7.6	7.9	7.4
Total cost of maintenance, EDI, RCM and other services	32.3	28.7	32.6	28.4
Total cost of revenue	42.9	39.9	43.4	40.4
Gross profit	57.1	60.1	56.6	59.6
Operating expenses:
Selling, general and administrative	34.7	32.6	33.4	31.8
Research and development costs	6.9	5.4	6.0	6.3
Amortization of acquired intangible assets	1.1	1.1	1.1	1.0
Total operating expenses	42.7	39.1	40.5	39.1
Income from operations	14.4	21.0	16.1	20.4
Interest income (expense), net	(0.2)	(0.1)	(0.1)	0.0
Other income (expense), net	(0.1)	0.2	(0.2)	0.0
Income before provision for income taxes	14.1	21.1	15.8	20.4
Provision for income taxes	4.9	7.6	5.4	7.1
Net income	9.2%	13.5%	10.4%	13.3%

Comparison of the Three Months Ended September 30, 2013 and September 30, 2012
Net Income. Our net income for the three months ended September 30, 2013 was $10.1 million, or $0.17 per share, on both a basic and fully diluted basis. In comparison, we earned $15.7 million, or $0.26 per share, on both a basic and fully diluted basis for the three months ended September 30, 2012. The change in net income for the three months ended September 30, 2013 was primarily attributed to the following:

•
a 39.2% decline in consolidated system sales revenue related to a number of factors, including higher adoption rates by large physician groups resulting in a lower number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension of the deadline to adopt stage two meaningful use requirements until calendar 2014.

•
a decline in consolidated gross profit of $6.4 million (9.1%) resulting from the decrease in consolidated system sales, mitigated by a growth in gross profit of 3.2% for maintenance and 13.5% for RCM services revenue.

•
a $2.0 million (4.5%) increase in total operating expenses compared to the prior year period. This increase is primarily due to a 21.4% increase in research and development expenses in the current period reflecting increased investment related to regulatory changes such as ICD-10 and stage two meaningful use requirements, as well as other enhancements to our products.

•	a reduction of $3.3 million in the provision for income taxes, principally reflecting a lower level of taxable income in the current period.

Revenue. Revenue for the three months ended September 30, 2013 decreased 4.3% to $111.1 million from $116.1 million for the three months ended September 30, 2012. NextGen Division revenue decreased 3.0% to $84.7 million compared to $87.3 million in the three months ended September 30, 2012, QSI Dental Division revenue increased 1.2% to $4.9 million from $4.8 million, RCM Services Division revenue increased 6.1% to $16.7 million from $15.8 million, and Hospital Solutions Division revenue decreased 42.1% during that same period to $4.7 million from $8.2 million.

System Sales. Revenue earned from our company-wide sales of systems for the three months ended September 30, 2013 decreased 27.5% to $23.4 million from $32.3 million in the same prior year period.

The decrease in system sales was driven primarily by lower sales of software to both new and existing clients for both the NextGen and Hospital Solutions Divisions. For the NextGen Division, revenue from system sales decreased 22.1%, or $6.0 million, to $21.1 million during the three months ended September 30, 2013 from $27.0 million during the same prior year period.

The following table breaks down our reported system sales into software, hardware and third-party software, and implementation and training services components on a consolidated and divisional basis for the three months ended September 30, 2013 and 2012 (in thousands):

	Software	Hardware, Third Party Software	Implementation and Training Services	Total System Sales
Three Months Ended September 30, 2013
QSI Dental Division	$438	$211	$458	$1,107
NextGen Division	14,249	998	5,831	21,078
Hospital Solutions Division	(538)	100	1,520	1,082
RCM Services Division	104	—	—	104
Consolidated	$14,253	$1,309	$7,809	$23,371
Three Months Ended September 30, 2012
QSI Dental Division	$302	$471	$394	$1,167
NextGen Division	18,851	1,757	6,451	27,059
Hospital Solutions Division	1,917	297	1,599	3,813
RCM Services Division	125	—	91	216
Consolidated	$21,195	$2,525	$8,535	$32,255

NextGen Division software license revenue decreased 24.4% in the three months ended September 30, 2013 versus the same period last year. The NextGen Division’s software revenue accounted for 67.6% of divisional system sales revenue during the three months ended September 30, 2013 compared to 69.7% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.

Hospital Solutions Division software license revenue decreased $2.5 million in the three months ended September 30, 2013 versus the same period last year due to significantly lower software sales, combined with higher accruals for anticipated sales credits.

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

We believe there are other trends which may positively impact future systems sales. Many of our existing large enterprise customers have plans to grow, which will create future revenue opportunities as these customers purchase additional software and services to support their growth plans. We also expect to benefit from the growth of a replacement market driven by an expected consolidation of electronic health records vendors. Finally, we believe many new opportunities will be created by the evolution of healthcare from a pay for services reimbursement model to a pay for performance model around the management of patient populations. Additionally, the Mirth acquisition is providing us with new products and services around HIE and interoperability, which we intend to utilize to drive future growth. It is difficult to assess the relative impact as well as the timing of positive and negative trends, however, we believe the company is well positioned to support the ever increasing need for healthcare information technology.

During the three months ended September 30, 2013, 4.7% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 6.5% during same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division decreased 9.6% in the three months ended September 30, 2013 compared to the same prior year period primarily due to a decline in the amount of new system sales in the division. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 4.9%, in the three months ended September 30, 2013 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. It should be noted that we have experienced a decline in the level of systems sales in recent quarters which in turn have resulted in a decline in the amount of implementation services sold, specifically in the NextGen Division. We have not reduced our staffing levels in spite of the decline in revenue as we believe that the demand for services is going to increase especially as our customers implement new versions of our software related to the ICD-10 requirements.

Maintenance, EDI, RCM and Other Services. For the three months ended September 30, 2013, our company-wide revenue from maintenance, EDI, RCM and other services grew 4.6% to $87.7 million from $83.9 million in the same prior year period. The increase is primarily due to an increase in maintenance and EDI revenue from the NextGen Division and RCM revenue from the RCM Services Division.

Total NextGen Division maintenance revenue for the three months ended September 30, 2013 grew 6.5% to $35.2 million from $33.1 million for the same prior year period while NextGen Division EDI revenue grew 10.3% to $15.1 million compared to $13.7 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, consulting services, SaaS fees and hosting services, decreased 1.5% to $13.3 million in the three months ended September 30, 2013 from $13.5 million in the same prior year period.

QSI Dental Division maintenance, EDI and other services revenue for the three months ended September 30, 2013 and 2012 was $3.8 million and $3.7 million, respectively. For the three months ended September 30, 2013, RCM revenue for the RCM Services Division increased to $15.5 million compared to $14.5 million in the same prior year period. For the Hospital Solutions Division, maintenance and other services revenue for the three months ended September 30, 2013 decreased 16.2% as compared to the same prior year period primarily due to a decrease in maintenance revenue primarily due to a scheduled roll off of an existing legacy customer from one of the acquired entities of the division.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the three months ended September 30, 2013 and 2012 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended September 30, 2013
QSI Dental Division	$2,075	$1,370	$—	$352	$3,797
NextGen Division	35,214	15,113	—	13,296	63,623
Hospital Solutions Division	2,864	39	—	749	3,652
RCM Services Division	160	23	15,467	988	16,638
Consolidated	$40,313	$16,545	$15,467	$15,385	$87,710
Three Months Ended September 30, 2012
QSI Dental Division	$1,946	$1,350	$—	$383	$3,679
NextGen Division	33,071	13,696	—	13,502	60,269
Hospital Solutions Division	3,478	—	—	881	4,359
RCM Services Division	220	(22)	14,486	882	15,566
Consolidated	$38,715	$15,024	$14,486	$15,648	$83,873

Maintenance revenue for the NextGen Division increased by $2.1 million for the three months ended September 30, 2013 as compared to the same prior year period, primarily as a result of net additional licenses from both new and existing clients.

The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base while the growth in RCM revenue is primarily attributable to organic growth. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2013 increased slightly to $47.7 million from $46.4 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 42.9% from 39.9%. The increase in the cost of revenue as a percentage of revenue is due to a change in the mix of revenues toward recurring services revenue, which have historically experienced a lower profit margin than system sales, as well as a decrease in the margins on system sales due to a higher proportion of lower-margin implementation services.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	%	2012	%
QSI Dental Division
Revenue	$4,904	100.0%	$4,846	100.0%
Cost of revenue	2,357	48.1%	2,621	54.1%
Gross profit	$2,547	51.9%	$2,225	45.9%
NextGen Division
Revenue	$84,701	100.0%	$87,328	100.0%
Cost of revenue	28,594	33.8%	27,850	31.9%
Gross profit	$56,107	66.2%	$59,478	68.1%
Hospital Solutions Division
Revenue	$4,734	100.0%	$8,172	100.0%
Cost of revenue	4,385	92.6%	4,238	51.9%
Gross profit	$349	7.4%	$3,934	48.1%
RCM Services Division
Revenue	$16,742	100.0%	$15,782	100.0%
Cost of revenue	11,410	68.2%	10,978	69.6%
Gross profit	$5,332	31.8%	$4,804	30.4%
Unallocated cost of revenue	$936	N/A	$677	N/A
Consolidated
Revenue	$111,081	100.0%	$116,128	100.0%
Cost of revenue	47,682	42.9%	46,364	39.9%
Gross profit	$63,399	57.1%	$69,764	60.1%

Gross profit margins for the NextGen Division and the Hospital Solutions Division decreased for the three months ended September 30, 2013 compared to the same prior year period primarily due to a significant decrease in total system sales (consisting of software and hardware sales and training and implementation services). Although cost of sales decreased for total system sales, such costs did not decrease at the same rate as the decrease in system sales revenue. Gross profit margin in the QSI Dental Division and RCM Services Division increased for the three months ended September 30, 2013 as compared to the same prior year period primarily due to improved recurring revenue profit margins during the current period.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended September 30, 2013 and 2012:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Three Months Ended September 30, 2013
QSI Dental Division	3.0%	21.5%	12.5%	11.1%	48.1%	51.9%
NextGen Division	1.1%	12.1%	11.0%	9.6%	33.8%	66.2%
Hospital Solutions Division	1.9%	60.7%	0.4%	29.6%	92.6%	7.4%
RCM Services Division	0.0%	45.3%	0.6%	22.3%	68.2%	31.8%
Consolidated	1.1%	19.6%	9.1%	13.1%	42.9%	57.1%
Three Months Ended September 30, 2012
QSI Dental Division	8.8%	20.3%	14.6%	10.4%	54.1%	45.9%
NextGen Division	1.9%	11.7%	8.7%	9.6%	31.9%	68.1%
Hospital Solutions Division	3.2%	25.1%	0.0%	23.6%	51.9%	48.1%
RCM Services Division	0.0%	45.1%	1.0%	23.5%	69.6%	30.4%
Consolidated	2.0%	17.6%	7.3%	13.0%	39.9%	60.1%

During the three months ended September 30, 2013, hardware and third-party software constituted a lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients. Gross profit for the Hospital Solutions Division decreased to 7.4% for the three months ended September 30, 2013 as compared to 48.1% for the same prior year period due to significant declines in system sales revenues and maintenance gross profit. The change in maintenance gross profit was primarily a result of increased accruals for anticipated sales credits in the current period.

Our payroll and benefits expense associated with delivering our products and services increased to 19.6% of consolidated revenue in the three months ended September 30, 2013 compared to 17.6% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $20.4 million in the three months ended September 30, 2012 to $21.8 million in the three months ended September 30, 2013. A significant portion of the increase, approximately $0.5 million, is related to the RCM Services Division. RCM is a service business, which inherently has higher payroll costs as a percentage of revenue. An increase of $0.8 million in payroll and benefits expenses within the Hospital Solutions Division aggregated with decreases in total system sales resulted in an increase to 60.7% of consolidated revenue in the three months ended September 30, 2013 compared to 25.1% during the same period last year. Other increases of approximately $0.1 million for the QSI Dental Division are primarily due to increased payroll and benefits expense associated with delivering products and services. The amount of share-based compensation expense included in cost of revenue was not significant for the three months ended September 30, 2013 and 2012.

Other cost of revenue, which primarily consists of third-party annual license, hosting costs and outsourcing costs, increased slightly to 13.1% of total revenue during the three months ended September 30, 2013 as compared to 13.0% for the same period a year ago. Other expenses increased as a percentage of revenue primarily due to the mix of other services revenue sold compared to the prior year period.

As a result of the foregoing events and activities, our gross profit percentage decreased to 57.1% for the three months ended September 30, 2013 versus 60.1% for the same prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2013 increased 2.0% to $38.6 million as compared to $37.8 million for the prior year period. The increase in these expenses resulted primarily from:

•	$1.0 million increase in salaries and related benefit expenses

•	$0.7 million of proxy contest related expenses

•	$0.2 million increase in bad debt expense; partially offset by

•	$0.4 million decrease in acquisition related expenses, including fair value adjustments; and

•	$0.7 million net decrease in other selling and administrative expenses

Share-based compensation expense was approximately $0.4 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 32.6% in the three months ended September 30, 2012 to 34.7% in the three months ended September 30, 2013.

Research and Development Costs. Research and development costs for the three months ended September 30, 2013 and 2012 were $7.6 million and $6.3 million, respectively. Research and development costs as a percentage of revenue increased to 6.9% in the three months ended September 30, 2013 from 5.4% for the prior year period. The increase in research and development expenses is primarily due to the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new products including NextGen Knowledge Base Model ("KBM"), NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen HIE, NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”), and other enhancements to our existing products.

Additions to capitalized software costs offset increases in research and development costs. For the three months ended September 30, 2013 and 2012, our additions to capitalized software were $8.0 million and $9.8 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. The decrease in capitalized software is primarily due to the inclusion of $3.0 million paid in the prior year quarter for the source code of a pharmacy system which supports Hospital Division customers, partially offset by higher capitalizable labor costs in the current period. For the three months ended September 30, 2013 and 2012, total research and development expenditures including costs expensed and costs capitalized was $15.6 million and $16.1 million, respectively. We intend to continue to invest heavily in research and development as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the three months ended September 30, 2013 and 2012.

Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets was $1.3 million for both the three months ended September 30, 2013 and 2012.

Interest and Other Income (Expense). Total interest and other income (expense) was $(0.4) million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively. Interest and other income (expense) consists primarily of dividends and interest earned on our investments along with foreign currency gains or losses for the period.

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

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2013 and 2012 was $5.5 million and $8.8 million, respectively. The effective tax rates were 35.1% and 36.0% for the three months ended September 30, 2013 and 2012, respectively. The effective rate for the three months ended September 30, 2013 decreased as compared to the same prior year period due to a net benefit from the federal research and development tax credit and an increase benefit in qualified production activities deduction. The federal research and development tax credit statute expired on December 31, 2011, and in January 2013, was retroactively enacted through December 31, 2013.
Comparison of the Six Months Ended September 30, 2013 and September 30, 2012
Net Income. Our net income for the six months ended September 30, 2013 was $23.1 million, or $0.39 per share, on both a basic and fully diluted basis. In comparison, we earned $31.2 million, or $0.53 per share, on both a basic and fully diluted basis for the six months ended September 30, 2012. The change in net income for the six months ended September 30, 2013 was primarily attributed to the following:

•
a 47.5% decline in consolidated system sales revenue related to a number of factors, including higher adoption rates by large physician groups resulting in a lower number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension of the deadline to adopt stage two meaningful use requirements until calendar 2014.

•
a decline in consolidated gross profit of $14.8 million (10.6%) resulting from the decrease in consolidated system sales, mitigated by a growth in gross profit of 12.9% for EDI and 21.6% for RCM services.

•
a $2.5 million (2.7%) reduction in total operating expenses primarily due to various cost saving initiatives and a higher rate of capitalizable costs in the current period in anticipation of achieving general release of our next significant versions of our ambulatory software products in the quarter ended December 31, 2013.

•	a reduction of $4.8 million in the provision for income taxes, principally reflecting a lower level of taxable income in the current period.

Revenue. Revenue for the six months ended September 30, 2013 decreased 5.9% to $220.6 million from $234.4 million for the six months ended September 30, 2012. NextGen Division revenue decreased 4.2% to $166.2 million from $173.5 million in the six months ended September 30, 2012, QSI Dental Division revenue increased 2.6% to $10.1 million from $9.8 million, RCM Services Division revenue increased 8.1% to $34.1 million from $31.6 million, and Hospital Solutions Division revenue decreased 47.8% to $10.2 million from $19.5 million in the same prior year period.

System Sales. Revenue earned from our company-wide sales of systems for the six months ended September 30, 2013 decreased 34.5% to $45.9 million from $70.1 million in the same prior year period.

The decrease in system sales was driven primarily by lower sales of software to both new and existing clients, partially offset by increased implementation revenue at both the NextGen and Hospital Solutions Divisions. NextGen Division sales in this category decreased 30.3%, or $17.5 million, to $40.3 million during the six months ended September 30, 2013 from $57.7 million during the same prior year period while the Hospital Solutions Division experienced a 67.5%, or $6.5 million, decrease in category revenue to $3.1 million in the six months ended September 30, 2013 as compared to $9.6 million in the same prior year period.

The following table breaks down our reported system sales into software, hardware and third-party software, and implementation and training services components on a consolidated and divisional basis for the six months ended September 30, 2013 and 2012 (in thousands):

	Software	Hardware, Third Party Software	Implementation and Training Services	Total System Sales
Six Months Ended September 30, 2013
QSI Dental Division	$990	$602	$735	$2,327
NextGen Division	27,745	2,396	10,128	40,269
Hospital Solutions Division	(579)	184	3,522	3,127
RCM Services Division	196	—	(1)	195
Consolidated	$28,352	$3,182	$14,384	$45,918
Six Months Ended September 30, 2012
QSI Dental Division	$782	$862	$784	$2,428
NextGen Division	39,544	3,022	15,166	57,732
Hospital Solutions Division	4,412	714	4,481	9,607
RCM Services Division	228	—	150	378
Consolidated	$44,966	$4,598	$20,581	$70,145

NextGen Division software license revenue decreased 29.8% in the six months ended September 30, 2013 versus the same period last year. The Division’s software revenue accounted for 68.9% of divisional system sales revenue during the six months ended September 30, 2013 compared to 68.5% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.

Hospital Solutions Division software license revenue decreased $5.0 million in the six months ended September 30, 2013 versus the same period last year due to significantly lower software sales, combined with higher accruals for anticipated sales credits.

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

We believe there are other trends which may positively impact future systems sales. Many of our existing large enterprise customers have plans to grow which will create future revenue opportunities as these customers purchase additional software and services to support their growth plans. We also expect to benefit from the growth of a replacement market driven by an expected consolidation of electronic health records vendors. Finally, we believe many new opportunities will be created by the evolution of healthcare from a pay for services reimbursement model to a pay for performance model around the management of patient populations. Additionally, the Mirth acquisition is providing us with new products and services around HIE and interoperability, which we intend to utilize to drive future growth. It is difficult to assess the relative impact as well as the timing of positive and negative trends, however, we believe the company is well positioned to support the ever increasing need for healthcare information technology.

During the six months ended September 30, 2013, 5.9% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 5.2% during the same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division decreased 33.2% in the six months ended September 30, 2013 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 21.4%, in the six months ended September 30, 2013 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. It should be noted that we have experienced a decline in the level of systems sales in recent quarters which in turn have resulted in a decline in the amount of implementation services sold, specifically in the NextGen Division. We have not reduced our staffing levels in spite of the decline in revenue as we believe that the demand for services is going to increase especially as our customers implement new versions of our software related to the ICD-10 requirements.

Maintenance, EDI, RCM and Other Services. For the six months ended September 30, 2013, our company-wide revenue from maintenance, EDI, RCM and other services grew 6.3% to $174.7 million from $164.3 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the RCM Services Division.

Total NextGen Division maintenance revenue for the six months ended September 30, 2013 grew 6.4% to $68.9 million from $64.8 million for the same prior year period while NextGen Division EDI revenue grew 16.9% to $30.3 million compared to $26.0 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, consulting services, SaaS fees and hosting services, increased 6.4% to $26.7 million in the six months ended September 30, 2013 from $25.1 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers.

QSI Dental Division maintenance, EDI and other services revenue for the six months ended September 30, 2013 and 2012 was $7.7 million and $7.4 million, respectively. For the six months ended September 30, 2013, RCM revenue for the RCM Services Division grew $2.6 million, or 9.0%, to $31.5 million compared to $28.9 million in the same prior year period. For the Hospital Solutions Division, maintenance and other services revenue for the six months ended September 30, 2013 decreased 28.8% as compared to the same prior year period primarily due to a decrease in maintenance revenue primarily due to a scheduled roll off of an existing legacy customer from one of the acquired entities of the division.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the six months ended September 30, 2013 and 2012 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Six Months Ended September 30, 2013
QSI Dental Division	$4,185	$2,776	$—	$767	$7,728
NextGen Division	68,920	30,349	—	26,698	125,967
Hospital Solutions Division	5,447	75	—	1,552	7,074
RCM Services Division	369	37	31,482	2,035	33,923
Consolidated	$78,921	$33,237	$31,482	$31,052	$174,692
Six Months Ended September 30, 2012
QSI Dental Division	$3,907	$2,734	$—	$731	$7,372
NextGen Division	64,755	25,951	—	25,083	115,789
Hospital Solutions Division	8,225	—	—	1,704	9,929
RCM Services Division	396	162	28,887	1,744	31,189
Consolidated	$77,283	$28,847	$28,887	$29,262	$164,279

Maintenance revenue for the NextGen Division increased by $4.2 million for the six months ended September 30, 2013 as compared to the same prior year period, primarily as a result of net additional licenses from both new and existing clients.

The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base while the growth in RCM revenue is primarily attributable to organic growth. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients.

Cost of Revenue. Cost of revenue for the six months ended September 30, 2013 increased 1.1% to $95.8 million from $94.8 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 43.4% from 40.4% driven primarily by a higher percentage of lower margin revenue streams such as EDI and RCM services as well as slight cost increases across all revenue categories.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the six months ended September 30, 2013 and 2012 (in thousands):

	Six Months Ended September 30,
	2013	%	2012	%
QSI Dental Division
Revenue	$10,055	100.0%	$9,800	100.0%
Cost of revenue	4,955	49.3%	5,049	51.5%
Gross profit	$5,100	50.7%	$4,751	48.5%
NextGen Division
Revenue	$166,236	100.0%	$173,521	100.0%
Cost of revenue	57,272	34.5%	57,347	33.0%
Gross profit	$108,964	65.5%	$116,174	67.0%
Hospital Solutions Division
Revenue	$10,201	100.0%	$19,536	100.0%
Cost of revenue	8,627	84.6%	8,780	44.9%
Gross profit	$1,574	15.4%	$10,756	55.1%
RCM Services Division
Revenue	$34,118	100.0%	$31,567	100.0%
Cost of revenue	23,293	68.3%	22,224	70.4%
Gross profit	$10,825	31.7%	$9,343	29.6%
Unallocated cost of revenue	$1,607	N/A	$1,359	N/A
Consolidated
Revenue	$220,610	100.0%	$234,424	100.0%
Cost of revenue	95,754	43.4%	94,759	40.4%
Gross profit	$124,856	56.6%	$139,665	59.6%

Gross profit margins for the NextGen Division and the Hospital Solutions Division decreased for the six months ended September 30, 2013 compared to the same prior year period primarily due to a significant decrease in total system sales (consisting of both software and hardware sales and training and implementation services). Although the cost of sales decreased within total system sales, such costs did not decrease at the same rate as the decrease in system sales revenue. Gross profit margin in the QSI Dental Division and RCM Services Division increased for the six months ended September 30, 2013 as compared to the same prior year period primarily due to improved recurring revenue profit margins during the current period.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the six months ended September 30, 2013 and 2012:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Six Months Ended September 30, 2013
QSI Dental Division	4.6%	20.6%	13.4%	10.7%	49.3%	50.7%
NextGen Division	1.3%	12.2%	11.2%	9.8%	34.5%	65.5%
Hospital Solutions Division	1.3%	50.1%	0.4%	32.8%	84.6%	15.4%
RCM Services Division	0.0%	44.1%	0.8%	23.4%	68.3%	31.7%
Consolidated	1.3%	19.3%	9.2%	13.6%	43.4%	56.6%
Six Months Ended September 30, 2012
QSI Dental Division	7.0%	19.8%	14.3%	10.4%	51.5%	48.5%
NextGen Division	1.6%	11.6%	8.8%	11.0%	33.0%	67.0%
Hospital Solutions Division	3.9%	21.1%	0.0%	19.9%	44.9%	55.1%
RCM Services Division	0.0%	45.0%	1.2%	24.2%	70.4%	29.6%
Consolidated	1.8%	17.2%	7.3%	14.1%	40.4%	59.6%

During the six months ended September 30, 2013, hardware and third-party software constituted a lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services increased to 19.3% of consolidated revenue in the six months ended September 30, 2013 compared to 17.2% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $40.4 million in the six months ended September 30, 2012 to $42.6 million in the six months ended September 30, 2013. A significant portion of the increase, approximately $0.8 million of the increase is related to the RCM Services Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. An increase of 1.0 million in payroll and benefits expenses within the Hospital Solutions Division aggregated with decreases in total system sales resulted in an increase to 50.1% of consolidated revenue in the six months ended September 30, 2013 compared to 21.1% during the same period last year. Other increases of $0.2 million for the NextGen Division and $0.1 million for the QSI Dental Division are primarily due to increased payroll and benefits expense associated with delivering products and services. The amount of share-based compensation expense included in cost of revenue was not significant for six months ended September 30, 2013 and 2012.

Other cost of revenue, which primarily consists of third-party annual license, hosting costs and outsourcing costs, decreased slightly to 13.6% of total revenue during the six months ended September 30, 2013 as compared to 14.1% for the same period a year ago. Other expenses decreased as a percentage of revenue primarily due to the mix of other services revenue sold compared to the prior year period.

As a result of the foregoing events and activities, our gross profit percentage decreased to 56.6% for the six months ended September 30, 2013 versus 59.6% for the same prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2013 decreased 1.1% to $73.7 million as compared to $74.5 million for the prior year period. The decrease in these expenses resulted primarily from:

•	$0.6 million decrease in sales commissions, reflecting the lower level of revenues

•	$0.7 million decrease in acquisition related expenses, including fair value adjustments

•	$0.6 million net decrease in other selling and administrative expenses; partially offset by

•	$0.6 million increase in bad debt expense; and

•	$0.5 million of proxy contest related expenses

Share-based compensation expense was approximately $0.8 million and $1.1 million for the six months ended September 30, 2013 and 2012, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 31.8% in the six months ended September 30, 2012 to 33.4% in the six months ended September 30, 2013.

Research and Development Costs. Research and development costs for the six months ended September 30, 2013 and 2012 were $13.2 million and $14.8 million, respectively. Research and development costs as a percentage of revenue decreased to 6.0% in the six months ended September 30, 2013 from 6.3% for the prior year period. The decrease in research and development expenses was primarily due to the achievement of technological feasibility for one of our major projects intended to bring greater integration between our ambulatory and inpatient software products and solutions, therefore allowing us to begin to capitalize costs related to this project in the second quarter of fiscal 2013. We also continue to invest significantly in enhancements to our specialty template development, preparation for ICD-10 requirements, new products including NextGen KBM, NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen HIE, NextGen Patient Portal, and NextGen HQM, and other enhancements to our existing products.

Additions to capitalized software costs offset increases in research and development costs. For the six months ended September 30, 2013 and 2012, our additions to capitalized software were $15.3 million and $14.1 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. The increase in capitalized software added in the six months ended September 30, 2013 was primarily the result of greater investment in the hospital business unit. For the six months ended September 30, 2013 and 2012, total research and development expenditures including costs expensed and costs capitalized was $28.5 million and $28.9 million, respectively. We intend to continue to invest heavily in research and development expenses as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the six months ended September 30, 2013 and 2012.

Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets was $2.5 million for both the six months ended September 30, 2013 and 2012.

Interest and Other Income (Expense). Total interest and other income (expense) was $(0.6) million for the six months ended September 30, 2013. Total interest and other income (expense) was not significant for the six months ended September 30, 2012. Interest and other income consist primarily of dividends and interest earned on our investments along with foreign currency gains or losses for the period.

Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2013 and 2012 was $11.9 million and $16.6 million, respectively. The effective tax rate was 33.9% and 34.8% for the six months ended September 30, 2013 and 2012, respectively. The effective rate for the six months ended September 30, 2013 decreased as compared to the same prior year period due to a net benefit from the federal research and development tax credit and an increase benefit in qualified production activities deduction. The federal research and development tax credit statute expired on December 31, 2011, and in January 2013, was retroactively enacted through December 31, 2013.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the six months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Six Months Ended September 30,
	2013	2012
Cash and cash equivalents and marketable securities	$84,305	$122,032
Net decrease in cash and cash equivalents and marketable securities	$(33,706)	$(17,399)
Net income	$23,066	$31,188
Net cash provided by operating activities	$42,766	$29,490
Number of days of sales outstanding (1)	115	119
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

The following table summarizes our consolidated statements of cash flows for the six months ended September 30, 2013 and 2012 (in thousands):

	Six Months Ended September 30,
	2013	2012
Net income	$23,066	$31,188
Non-cash expenses	18,699	16,491
Change in deferred revenue	(4,223)	(15,226)
Cash from net income, as adjusted	37,542	32,453
Change in accounts receivable	9,298	(7,736)
Change in other assets and liabilities	(4,074)	4,773
Net cash provided by operating activities	$42,766	$29,490

Cash from Net Income. Net income makes up the majority of our cash generated from operations for the six months ended September 30, 2013 and 2012. Cash flows from net income are affected by changes in deferred revenue, as well as non-cash adjustments including depreciation, amortization of intangibles and amortization of capitalized software costs, provisions for bad debts, share-based compensation, changes in fair value of contingent consideration and deferred taxes. Deferred revenues decreased $4.2 million and $15.2 million for the six months ended September 30, 2013 and 2012, respectively. Total non-cash expenses were $18.7 million and $16.5 million for the six months ended September 30, 2013 and 2012, respectively. The $2.2 million increase in non-cash expenses for the six months ended September 30, 2013 as compared to the same prior year period is primarily due to increases of approximately $0.4 million in depreciation, $0.4 million of amortization of capitalized software costs, $0.3 million of amortization of other intangibles, $0.6 million of bad debt expense and a $1.7 million increase in deferred income tax expense, partially offset by a $0.3 million decrease in share-based compensation and a $0.9 million decrease in fair value adjustments for contingent consideration.

Accounts Receivable. Net cash inflows associated with changes in accounts receivable were approximately $9.3 million for the six months ended September 30, 2013 versus net outflows of approximately $7.7 million for the six months ended September 30, 2012. The change in cash flows attributable to accounts receivable activity is primarily due to an additional emphasis on working capital management in the current period. This emphasis is reflected as a reduction of days sales outstanding (“DSO”) in comparison to the prior year period. Specifically, DSO decreased to 115 days during the six months ended September 30, 2013, as compared to 119 days in the prior year period.

Provided that profitability and the turnover of accounts receivable remain consistent (at a minimum) with the 2013 fiscal year, we anticipate being able to continue generating cash from operations during fiscal year 2014 primarily from our net income.

Other Assets and Liabilities. Cash from operations was negatively impacted by a net change in other assets and liabilities of $4.1 million compared to a net benefit of $4.8 million for the six months ended September 30, 2013 and 2012, respectively. For the six months ended September 30, 2013, the $4.1 million change in other assets and liabilities is primarily the result of income tax payments made during the period, which shifted our net income tax position to a $4.5 million income tax receivable as of September 30, 2013, from a $1.5 million income tax payable at March 31, 2013. During such period, our cash flows relating to other assets and liabilities also reflected a $2.8 million decrease in accounts payable, a $3.3 million decrease in other current assets (including restricted cash) and a $1.4 million net increase in all other assets and liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended September 30, 2013 and 2012 was approximately $54.7 million and $26.1 million, respectively. The $28.6 million increase in net cash used in investing activities is primarily due to $34.8 million of cash paid for the acquisition of Mirth in the current period, partially offset by $7.1 million net cash paid for the acquisitions of Matrix and Poseidon in the same prior year period.

Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended September 30, 2013 and 2012 was $21.2 million and $20.8 million, respectively. During the six months ended September 30, 2013, we received proceeds of $1.5 million from the exercise of stock options, paid $20.8 million in dividends to shareholders and paid $2.0 million in contingent consideration related to acquisitions compared to proceeds of $0.8 million from the exercise of stock options, payment of $20.7 million in dividends to shareholders and payment of $0.9 million in contingent consideration related to acquisitions during the same prior year period.

Further, we recorded a reduction in our tax benefit from share-based compensation of $0.1 million for both the six months ended September 30, 2013 and 2012 related to tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital.

Cash and Cash Equivalents and Marketable Securities
At September 30, 2013, we had combined cash and cash equivalents and marketable securities totaling $84.3 million, reflecting a decrease of $33.7 million from the comparable balance as of March 31, 2013. This decrease principally reflects $34.8 million expended for the purchase of Mirth in September 2013.

We may use a portion of our cash, cash equivalents and marketable securities towards future acquisitions, although the timing and amount of funds to be used has not been determined. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. Such expenditures will be funded from cash on hand and cash flows from operations.

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

On October 23, 2013, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of December 13, 2013 with an expected distribution date on or about January 3, 2014.

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 22, 2013	June 14, 2013	July 5, 2013	$0.175
July 24, 2013	September 13, 2013	October 4, 2013	$0.175
Fiscal year 2014			$0.350

May 24, 2012	June 15, 2012	July 3, 2012	$0.175
July 25, 2012	September 14, 2012	October 5, 2012	$0.175
October 25, 2012	December 14, 2012	December 28, 2012	$0.175
January 23, 2013	March 15, 2013	April 5, 2013	$0.175
Fiscal year 2013			$0.700

Management believes that its cash, cash equivalents and marketable securities on hand at September 30, 2013, together with its cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements, as well as any dividends to be paid in the ordinary course of business, for the next twelve months.

Contractual Obligations
The following table summarizes our significant contractual obligations at September 30, 2013 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2014 (remaining six months)	2015	2016	2017	2018 and beyond
Operating lease obligations	$31,338	$4,243	$7,585	$7,087	$5,187	$7,236
Contingent consideration and other acquisition related liabilities	2,492	1,221	646	313	312	—
Total	$33,830	$5,464	$8,231	$7,400	$5,499	$7,236

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As a result of the Company’s acquisition of Mirth on September 9, 2013, the Company has expanded its internal controls over financial reporting to include consolidation of Mirth's results of operations.  These controls will be incorporated into the Company’s evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal year 2014.

During the quarter ended September 30, 2013, there were no other changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 7, 2013, a complaint was filed against us and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of ours.  The complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance.  The complaint seeks actual damages, exemplary and punitive damages and costs.

In addition to the above, we have experienced legal claims by customers regarding product and contract disputes and from time to time, claims by other third parties asserting that we have infringed their intellectual property rights. We believe that these claims, including Mr. Hussein's, are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources even if we are ultimately successful in the defense of such claims. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks in our “Item 1A. Risk Factors” section of our Annual Report.

ITEM 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report and the risk factors set forth below, which supplement the risk factors previously disclosed.

We face risks related to the periodic maintenance and upgrades that need to be made to our products. As we continue to develop and improve upon our technology and offerings, we need to periodically upgrade and maintain the products deployed to our customers. This process can require a significant amount of our internal time and resources, and be complicated and time consuming for our customers. Certain upgrades may also pose the risk of system delays or failure. If our periodic upgrades and maintenance cause disruptions to our customers, we may lose revenue-generating transactions, our customers may elect to use other solutions and we may also be the subject of negative publicity that may adversely affect our business and reputation.

We face risks related to litigation advanced by a former director and shareholder of ours. On October 7, 2013, a complaint was filed against us and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of ours.  The complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance.  Although we believe the claims to be without merit, our operating results and share price may be negatively impacted due to the negative publicity, expenses incurred in connection with our defense, management distraction, and/or other factors related to this litigation.  In addition, litigation of this nature may negatively impact our ability to attract and retain customers and strategic partners, as well as qualified board members and management personnel.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1*	Share Purchase Agreement by and among Quality Systems, Inc., each of the shareholders of Mirth Corporation identified on Annex A thereto, and Jon Teichrow dated as of September 9, 2013.
31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.LAB**	XBRL Taxonomy Extension Label
101.PRE**	XBRL Taxonomy Extension Presentation

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

QUALITY SYSTEMS, INC.
Date:	October 31, 2013	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date:	October 31, 2013	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)