Form 10-Q
period 2013-12-31
QUALITY SYSTEMS, INC
filed 2014-01-28
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The number of outstanding shares of the Registrant’s common stock as of January 27, 2014 was 60,210,487 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$82,101	$105,999
Restricted cash	4,079	5,488
Marketable securities	11,888	12,012
Accounts receivable, net	126,298	148,257
Inventories	928	710
Income taxes receivable	15,270	—
Deferred income taxes, net	12,181	12,140
Other current assets	12,048	12,720
Total current assets	264,793	297,326
Equipment and improvements, net	24,266	21,887
Capitalized software costs, net	40,267	39,781
Intangibles, net	35,006	27,550
Goodwill	72,107	45,761
Other assets	11,338	10,750
Total assets	$447,777	$443,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,797	$11,501
Deferred revenue	72,726	65,207
Accrued compensation and related benefits	13,692	11,915
Income taxes payable	—	1,480
Dividends payable	10,687	10,418
Other current liabilities	27,747	26,508
Total current liabilities	129,649	127,029
Deferred revenue, net of current	2,087	1,219
Deferred compensation	4,557	3,809
Other noncurrent liabilities	11,740	3,949
Total liabilities	148,033	136,006
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock $0.01 par value; authorized 100,000 shares; issued and outstanding 60,210 and 59,543 shares at December 31, 2013 and March 31, 2013, respectively	602	595
Additional paid-in capital	193,960	179,743
Accumulated other comprehensive loss	(235)	(11)
Retained earnings	105,417	126,722
Total shareholders’ equity	299,744	307,049
Total liabilities and shareholders’ equity	$447,777	$443,055
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues:
Software and hardware	$14,114	$21,899	$45,648	$71,463
Implementation and training services	5,046	7,266	19,430	27,847
System sales	19,160	29,165	65,078	99,310
Maintenance	39,763	39,463	118,684	116,746
Electronic data interchange services	16,637	15,209	49,874	44,056
Revenue cycle management and related services	16,178	15,015	47,660	43,902
Other services	17,116	15,658	48,168	44,920
Maintenance, EDI, RCM and other services	89,694	85,345	264,386	249,624
Total revenues	108,854	114,510	329,464	348,934
Cost of revenue:
Software and hardware	27,398	4,660	37,111	16,055
Implementation and training services	7,466	7,221	21,572	23,873
Total cost of system sales	34,864	11,881	58,683	39,928
Maintenance	5,642	5,259	16,206	14,811
Electronic data interchange services	10,276	9,852	31,722	28,251
Revenue cycle management and related services	11,736	10,918	34,144	32,344
Other services	8,537	8,686	26,054	26,021
Total cost of maintenance, EDI, RCM and other services	36,191	34,715	108,126	101,427
Total cost of revenue	71,055	46,596	166,809	141,355
Gross profit	37,799	67,914	162,655	207,579
Operating expenses:
Selling, general and administrative	36,864	35,532	110,538	110,045
Research and development costs	13,175	7,786	26,404	22,634
Amortization of acquired intangible assets	1,219	1,212	3,673	3,665
Impairment of goodwill and other assets	5,873	—	5,873	—
Total operating expenses	57,131	44,530	146,488	136,344
Income (loss) from operations	(19,332)	23,384	16,167	71,235
Interest income (expense), net	121	13	(53)	(14)
Other income (expense), net	18	(122)	(391)	(115)
Income (loss) before income taxes	(19,193)	23,275	15,723	71,106
Provision for (benefit of) income taxes	(6,606)	7,649	5,244	24,292
Net income (loss)	$(12,587)	$15,626	$10,479	$46,814
Other comprehensive income (loss):
Foreign currency translation (net of $0 tax)	21	10	(172)	—
Unrealized loss on AFS securities (net of $0 tax)	(51)	—	(51)	—
Comprehensive income (loss)	$(12,617)	$15,636	$10,256	$46,814
Net income (loss) per share:
Basic	$(0.21)	$0.26	$0.18	$0.79
Diluted	$(0.21)	$0.26	$0.17	$0.79
Weighted-average shares outstanding:
Basic	60,173	59,400	59,823	59,343
Diluted	60,173	59,405	59,984	59,411
Dividends declared per common share	$0.175	$0.175	$0.525	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$10,479	$46,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,897	5,075
Amortization of capitalized software costs	9,353	7,261
Amortization of other intangibles	6,340	5,694
Provision for bad debts	2,791	4,324
Share-based compensation	1,832	1,966
Deferred income tax expense (benefit)	896	(1,255)
Excess tax benefit from share-based compensation	(62)	(75)
Change in fair value of contingent consideration	(384)	998
Impairment of goodwill and other assets	25,971	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	23,451	(8,665)
Inventories	(174)	(197)
Income taxes receivable	(15,270)	715
Other current assets	2,478	(878)
Other assets	(1,444)	(1,543)
Accounts payable	(6,842)	1,285
Deferred revenue	2,585	(20,111)
Accrued compensation and related benefits	1,777	(3,275)
Income taxes payable	(701)	—
Other current liabilities	454	10,596
Deferred compensation	748	(43)
Other non-current liabilities	295	(3,965)
Net cash provided by operating activities	70,470	44,721
Cash flows from investing activities:
Additions to capitalized software costs	(18,914)	(20,148)
Additions to equipment and improvements	(7,448)	(7,159)
Purchase of Mirth	(35,033)	—
Purchase of Poseidon	—	(2,033)
Purchase of Matrix	—	(5,073)
Net cash used in investing activities	(61,395)	(34,413)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	62	75
Proceeds from exercise of stock options	2,200	763
Dividends paid	(31,515)	(41,535)
Payment of contingent consideration related to acquisitions	(3,720)	(2,353)
Net cash used in financing activities	(32,973)	(43,050)
Net decrease in cash and cash equivalents	(23,898)	(32,742)
Cash and cash equivalents at beginning of period	105,999	134,444
Cash and cash equivalents at end of period	$82,101	$101,702

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$20,443	$24,691
Effective September 9, 2013, the Company acquired Mirth in a transaction summarized as follows:
Fair value of assets acquired	$62,771
Cash paid	(35,033)
Common stock issued at fair value	(7,882)
Fair value of contingent consideration	(13,307)
Liabilities assumed	$6,549
Effective May 1, 2012, the Company acquired Poseidon in a transaction summarized as follows:
Fair value of assets acquired		$2,551
Cash paid		(2,033)
Purchase price holdback		(500)
Liabilities assumed		$18
Effective April 16, 2012, the Company acquired Matrix in a transaction summarized as follows:
Fair value of assets acquired		$14,587
Cash paid		(5,073)
Common stock issued at fair value		(3,953)
Purchase price holdback		(853)
Fair value of contingent consideration		(2,862)
Fair value of non-compete agreement (liability)		(1,100)
Liabilities assumed		$746

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

Basis of Presentation. The accompanying unaudited consolidated financial statements as of December 31, 2013 and for the three and nine months ended December 31, 2013 and 2012 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Amounts related to disclosures of March 31, 2013 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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
During the quarter ended December 31, 2013, the Company recorded a charge of $4,342 related to impairment of the goodwill at the Hospital Solutions Division, which reduced the amount of goodwill associated with the division to zero. See Note 4 for additional information.
Intangible Assets. Intangible assets consist of customer relationships, trade names and contracts and certain software technology. These intangible assets are recorded at fair value and are stated net of accumulated amortization. The Company currently amortizes the intangible assets over periods ranging from six months to nine years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. The Company assesses the recoverability of intangible assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, impairment has been incurred and a loss is recognized to reduce the carrying value of the intangible assets to fair value, which is determined by discounting estimated future cash flows.
During the quarter ended December 31, 2013, the Company recorded a charge of $12,554 related to impairment of the customer relationships and software technology intangible assets at the Hospital Solutions Division, which reduced the net carrying value of such intangible assets associated with the division to zero. See Note 4 for additional information.
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

During the quarter ended December 31, 2013, the Company recorded a charge of $9,075 related to the write down of capitalized software development costs at the Hospital Solutions Division, which reduced the net carrying amount of capitalized software costs associated with the division to zero. See Note 4 for additional information.
Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income (loss) for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Costs and expenses:
Cost of revenue	$90	$51	$253	$200
Research and development costs	100	76	231	209
Selling, general and administrative	517	456	1,348	1,557
Total share-based compensation	707	583	1,832	1,966
Income tax benefit	(233)	(174)	(585)	(621)
Decrease in net income	$474	$409	$1,247	$1,345

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

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2013 and March 31, 2013:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	December 31, 2013
ASSETS
Cash and cash equivalents (1)	$82,101	$82,101	$—	$—
Restricted cash	4,079	4,079	—	—
Marketable securities (2)	11,888	11,888	—	—
	$98,068	$98,068	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$14,539	$—	$—	$14,539
	$14,539	$—	$—	$14,539

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2013
ASSETS
Cash and cash equivalents (1)	$105,999	$105,999	$—	$—
Restricted cash	5,488	5,488	—	—
Marketable securities (2)	12,012	12,012	—	—
	$123,499	$123,499	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$5,336	$—	$—	$5,336
	$5,336	$—	$—	$5,336
___________________________________
(1) Cash equivalents consists of money market funds.
(2) Marketable securities consist of fixed-income securities.

The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. Key assumptions include discount rates and probability-adjusted achievement of revenue and strategic targets that are not observable in the market. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability related to the acquisitions of Sphere Health Systems, Inc. ("Sphere"), IntraNexus, Inc. ("IntraNexus"), Matrix, and Mirth were estimated based on the probability of achieving certain business milestones and management’s forecast of expected revenues.

The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the nine months ended December 31, 2013:

Total Liabilities
Balance as of April 1, 2013	$5,336
Acquisitions (Note 3)	13,307
Earnout payments	(3,720)
Fair value adjustments	(384)
Balance as of December 31, 2013	$14,539

Non-Recurring Fair Value Measurements

The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the nine months ended December 31, 2013, there were no adjustments to fair value of such assets, except for the impairment charge related to the Hospital Solutions Division's goodwill and other assets (see Note 4) and the intangible assets acquired from Mirth as discussed in Note 3.

3. Business Combinations

On September 9, 2013, the Company acquired 100% of the outstanding capital stock of Mirth, a global leader in health information technology that helps clients achieve interoperability. The acquisition will enhance the Company’s current enterprise interoperability initiatives and broaden its accountable and collaborative care, population health, disease management and clinical data exchange offerings. The preliminary Mirth purchase price totaled $56,222, which includes share-based contingent consideration with an estimated fair value of $13,307 payable over a three year period subject to achievement of certain strategic milestones. The goodwill arising from the acquisition of Mirth represents the opportunity for the Company to sell Mirth-powered health information technology solutions as a complement to its other products as well as other expected market participant synergies going forward and is expected to be deductible for income tax purposes over a period of 15 years. Mirth operates under the NextGen Division.

The Company accounted for the Mirth acquisition as a purchase business combination. The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are considered preliminary. The estimated fair values may be further adjusted as additional information obtained about facts and circumstances that existed as of the acquisition date becomes available during the twelve-month period after the acquisition date (“measurement period”). Any changes in the values allocated to tangible and identified intangible assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill. During the third quarter of fiscal 2014, the Company recorded a $0.2 million measurement period adjustment relating to a change in estimated working capital.

The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach.

The total preliminary purchase price for the Mirth acquisition is summarized as follows:

Mirth
Cash paid	$35,033
Common stock issued at fair value	7,882
Contingent consideration	13,307
Total purchase price	$56,222

The following table summarizes the preliminary purchase price allocation for the Mirth acquisition:

Mirth
Fair value of the net tangible assets acquired and liabilities assumed:
Current assets (including accounts receivable of $4,283)	$4,905
Equipment and improvements	828
Accounts payable and accrued liabilities	(747)
Deferred revenues	(5,802)
Total net tangible assets acquired and (liabilities) assumed	(816)
Fair value of identifiable intangible assets acquired:
Trade name	1,350
Customer relationships	2,800
Software technology	22,200
Goodwill	30,688
Total identifiable intangible assets acquired	57,038
Total purchase price	$56,222
The pro forma effects of the Mirth acquisition would not have been material to the Company’s results of operations and are therefore not presented.

4. Goodwill

The Company does not amortize goodwill as it has been determined to have an indefinite useful life.

Goodwill by division consists of the following:

	March 31, 2013	Acquisitions	Impairment	December 31, 2013
QSI Dental Division (1)	$7,289	$—	$—	$7,289
NextGen Division	1,840	30,688	—	32,528
Hospital Solutions Division	4,342	—	(4,342)	—
RCM Services Division	32,290	—	—	32,290
Total goodwill	$45,761	$30,688	$(4,342)	$72,107
(1) QSI Dental Division goodwill is presented on a basis consistent with that of the management reporting structures within QSI.  For the purposes of testing goodwill for impairment annually and as otherwise may be required; however, the QSI Dental Division goodwill is allocated to all business units that derive cash flows from the products associated with the acquired goodwill.  For all periods presented in this report, the allocation resulted in substantially all of such goodwill being ascribed to the NextGen Division.

Approximately 70% of the goodwill balance as of December 31, 2013 is expected to be deductible for income tax purposes over the periods prescribed by the Internal Revenue Code ("IRC").

As reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, a goodwill impairment charge of $17,400 was recognized during the fourth quarter of fiscal 2013 relating to the Hospital Solutions Division (the "Hospital reporting unit" or "Hospital"), which reduced the book value of goodwill associated with the division to $4,342. At that time, although triggering events occurred for the potential impairment of intangible assets, management concluded there was no impairment to such assets.

During the third quarter of fiscal 2014, management identified additional factors, including a further decline in revenues and operating results, key management turnover and other qualitative indicators of potential impairment, which warranted a reassessment of the Hospital reporting unit's multi-year forecast. Based upon such reassessment, the Company concluded that it was more likely than not that the fair value of the Hospital reporting unit was less than its carrying amount. Accordingly, management re-evaluated the Hospital reporting unit's residual goodwill balance for potential impairment. In the course of such assessment, other long-term assets of the Hospital reporting unit were also evaluated for potential impairment as described below.

The Company performed step one of the goodwill impairment test to estimate the fair value of the Hospital reporting unit based on a discounted cash flow analysis considering various scenarios as well as market approach. The step one analysis indicated that the fair value of the Hospital reporting unit was lower than the carrying value. The failure of step one triggered step two of the impairment test, which required the Company to determine the implied fair value of the Hospital reporting unit's assets and liabilities in the same manner of determining such amounts in a business combination.

Based on the Company's assessment of the fair value of the Hospital reporting unit's assets and liabilities, the Company concluded that the net carrying amount of all assets and liabilities approximated their respective fair values, other than capitalized software development costs, customer relationships intangible assets and acquired software technology intangible assets. The capitalized software development costs and intangible assets were deemed to have zero fair value based on the following analysis:

•
Capitalized software development costs - such costs represent the capitalized portion of research and development costs applicable to the Hospital reporting unit, net of cumulative amortization of such costs. Management performed an assessment of the recoverability of such capitalized software costs and determined that the capitalized amounts are not recoverable based on a negative net realizable value expected to be generated from the Hospital reporting unit's software. As a result, the remaining net capitalized software costs of $9,075 were deemed to be impaired and were fully written off.

•
Intangible assets - the Company determined that the acquired software technology intangible asset class represents the primary long-term asset of the Hospital reporting unit. The Company then estimated the expected future undiscounted cash flows associated with this asset class, including the residual value of other long-term assets of this business unit. Based upon such cash flow estimates, the Company deemed the customer relationships and acquired software technology intangible assets to have no fair value, and an impairment charge of $12,554 was recognized to reduce the carrying value of this asset class to zero.

The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As a result of the step two analysis, the Company concluded that the carrying value of goodwill exceeded the reporting unit's implied fair value and that the implied fair value of the goodwill balance was zero as of the measurement date. Accordingly, a goodwill impairment charge of $4,342 was recognized to reduce the value of Hospital goodwill to zero as of December 31, 2013.

Key assumptions underlying the estimation of the fair value of the Hospital reporting unit include: a) the near-term continuation of recent results of operations for the Division, b) management's detailed reassessment of the strategies of the Hospital reporting unit and the actions required to achieve those strategies, and c) the technology roadmap pertinent to the Hospital reporting unit. The Company remains committed to the hospital market and continues to invest in implementation and training, infrastructure and support, customer service and software development. The Company intends to maintain the sufficiency of these investments while effectively managing the operating efficiencies of the Hospital reporting unit.

In aggregate, the Hospital reporting unit's impairment charge relating to goodwill, capitalized software development costs, customer relationships and acquired software technology intangible assets was $25,971 for the third quarter of fiscal 2014, as summarized below:

	Goodwill	Intangible Assets	Capitalized Software Costs	Total
Cost of revenue:
Software and hardware - Hospital Solutions Division	$—	$—	$9,075	$9,075
Software and hardware - unallocated corporate expenses	—	11,023	—	11,023
Total impairment in cost of revenue	—	11,023	9,075	20,098

Operating expenses:
Impairment of goodwill and other assets - unallocated corporate expenses	4,342	1,531	—	5,873
Total impairment in operating expenses	4,342	1,531	—	5,873

Total impairment of goodwill and other assets	$4,342	$12,554	$9,075	$25,971

Although goodwill and acquired intangible assets are allocated to the Hospital Solutions Division for the purposes of impairment testing, such assets are deemed corporate assets and the related impairment charges for such assets are recorded as unallocated corporate expenses. The classification of the impairment charge between cost of revenue and operating expenses is consistent with the historic accounting for costs associated with each impaired asset class.

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

Approximately 95% of the acquired intangible assets are expected to be deductible for income tax purposes over the periods prescribed by the IRC.

The Company’s definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	December 31, 2013
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$23,510	$48,928
Accumulated amortization	(10,857)	(1,449)	(1,616)	(13,922)
Net intangible assets	$11,193	$1,919	$21,894	$35,006

	March 31, 2013
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$23,156	$2,018	$20,509	$45,683
Accumulated amortization	(10,028)	(1,112)	(6,993)	(18,133)
Net intangible assets	$13,128	$906	$13,516	$27,550

Activity related to the intangible assets for the nine months ended December 31, 2013 and 2012 is summarized as follows:

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2013	$13,128	$906	$13,516	$27,550
Acquisition	2,800	1,350	22,200	26,350
Amortization (1)	(3,204)	(337)	(2,799)	(6,340)
Impairment (2)	(1,531)	—	(11,023)	(12,554)
Balance as of December 31, 2013	$11,193	$1,919	$21,894	$35,006

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2012	$7,805	$162	$15,292	$23,259
Acquisition	9,450	1,250	1,150	11,850
Amortization (1)	(3,075)	(424)	(2,195)	(5,694)
Balance as of December 31, 2012	$14,180	$988	$14,247	$29,415
_______________________________
(1) Amortization of the customer relationships and the trade name & contracts intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software and hardware.
(2) Refer to Note 4 for details on the impairment charge recorded in the current period

The following table represents the remaining estimated amortization of definite-lived intangible assets as of December 31, 2013:

For the year ended March 31,
2014 (remaining three months)	$1,985
2015	7,171
2016	7,024
2017	6,553
2018	4,301
2019 and beyond	7,972
Total	$35,006

6. Capitalized Software Costs

The Company’s capitalized software development costs are summarized as follows:

	December 31, 2013	March 31, 2013
Gross carrying amount	$98,587	$94,676
Accumulated amortization	(58,320)	(54,895)
Net capitalized software costs	$40,267	$39,781

Activity related to net capitalized software costs for the nine months ended December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Balance as of April 1	$39,781	$19,994
Capitalized	18,914	20,148
Amortization	(9,353)	(7,261)
Impairment (1)	(9,075)	—
Balance as of December 31	$40,267	$32,881
____________________________
(1) Refer to Note 4 for details on the impairment charge recorded in the current period

The following table presents the remaining estimated amortization of capitalized software costs as of December 31, 2013. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2014 (remaining three months)	$2,600
2015	10,200
2016	8,500
2017	8,300
2018	5,700
2019 and beyond	4,967
Total	$40,267

7. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	December 31, 2013	March 31, 2013
Accounts receivable, gross	$136,386	$160,080
Allowance for doubtful accounts	(10,088)	(11,823)
Accounts receivable, net	$126,298	$148,257

Inventories are summarized as follows:

	December 31, 2013	March 31, 2013
Computer systems and components	$928	$710
Inventories	$928	$710

Equipment and improvements are summarized as follows:

	December 31, 2013	March 31, 2013
Computer equipment	$36,224	$31,633
Furniture and fixtures	9,251	8,416
Leasehold improvements	9,975	7,125
	55,450	47,174
Accumulated depreciation and amortization	(31,184)	(25,287)
Equipment and improvements, net	$24,266	$21,887

Current and non-current deferred revenue are summarized as follows:

	December 31, 2013	March 31, 2013
Maintenance	$16,337	$12,085
Implementation services	33,476	36,899
Annual license services	10,051	9,906
Undelivered software, subscriptions and other	12,862	6,317
Deferred revenue	$72,726	$65,207
Deferred revenue, net of current	$2,087	$1,219

Accrued compensation and related benefits are summarized as follows:

	December 31, 2013	March 31, 2013
Payroll, bonus and commission	$4,805	$3,842
Vacation	8,887	8,073
Accrued compensation and related benefits	$13,692	$11,915

Other current and non-current liabilities are summarized as follows:

	December 31, 2013	March 31, 2013
Contingent consideration and other liabilities related to acquisitions	$8,241	$8,426
Care services liabilities	4,079	5,488
Accrued consulting	2,766	2,602
Accrued EDI expense	2,506	1,452
Users group meeting deposits	2,236	—
Self insurance reserve	1,589	1,336
Accrued royalties	1,285	1,331
Deferred rent	911	689
Sales tax payable	464	869
Accrued travel	271	384
Outside commission payable	267	461
Customer deposits	60	262
Other accrued expenses	3,072	3,208
Other current liabilities	$27,747	$26,508

Contingent consideration and other liabilities related to acquisitions	$6,798	$1,382
Deferred rent	3,705	2,448
Income tax payable	1,237	—
Other liabilities	—	119
Other non-current liabilities	$11,740	$3,949

8. Income Taxes

The provision for (benefit of) income taxes for the three months ended December 31, 2013 and 2012 was approximately $(6.6) million and $7.6 million, respectively. The effective tax rates were 34.4% and 32.9% for the three months ended December 31, 2013 and 2012, respectively. The effective rate for the three months ended December 31, 2013 increased as compared to the same prior year period primarily due to the increase of the blended state effective tax rates and the non-deductible portion of the impairment charge, offset by the net benefit from the federal research and development tax credit and a benefit in qualified production activities deduction. The federal research and development tax credit statute expired on December 31, 2011, and in January 2013, was retroactively enacted through December 31, 2013.

The provision for income taxes for the nine months ended December 31, 2013 and 2012 was approximately $5.2 million and $24.3 million, respectively. The effective tax rates were 33.4% and 34.2% for the nine months ended December 31, 2013 and 2012, respectively. The effective rate for the nine months ended December 31, 2013 decreased as compared to the same prior year period due to a net benefit from the federal research and development tax credit and a benefit in qualified production activities deduction, offset by the non-deductible portion of the impairment charge. The federal research and development tax credit statute expired on December 31, 2011, and in January 2013, was retroactively enacted through December 31, 2013.

Uncertain tax positions
As of December 31, 2013, the Company had recorded a liability of $1.2 million for unrecognized tax benefits related to various federal, state and local income tax matters. If recognized, this amount would reduce the Company’s effective tax rate. The tax liability for the nine months ended December 31, 2013 increased from the same prior year period by $0.6 million due to additional local income tax contingent liability and certain tax positions related to acquired companies.

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

9. Earnings per Share

The Company provides presentation of “basic” and “diluted” earnings per share (“EPS”). Shares discussed below are in thousands.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net income (loss)	$(12,587)	$15,626	$10,479	$46,814
Basic net income (loss) per share:
Weighted-average shares outstanding — Basic	60,173	59,400	59,823	59,343
Basic net income (loss) per common share	$(0.21)	$0.26	$0.18	$0.79

Net income (loss)	$(12,587)	$15,626	$10,479	$46,814
Diluted net income (loss) per share:
Weighted-average shares outstanding — Basic	60,173	59,400	59,823	59,343
Effect of potentially dilutive securities	—	5	161	68
Weighted-average shares outstanding — Diluted	60,173	59,405	59,984	59,411
Diluted net income (loss) per common share	$(0.21)	$0.26	$0.17	$0.79

The computation of diluted net income per share does not include 1,386 and 1,347 options to acquire shares of common stock for the three and nine months ended December 31, 2013, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 1,250 and 1,027 options to acquire shares of common stock for the three and nine months ended December 31, 2012, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

10. Share-Based Awards

Employee Stock Option Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 8,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than 10 years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of December 31, 2013, there were 20,000 outstanding options related to the 1998 Plan.

In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than 10 years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of December 31, 2013, there were 1,364,101 outstanding options and 2,618,977 shares available for future grant related to the 2005 Plan.

A summary of stock option transactions during the nine months ended December 31, 2013 follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2013	1,159,183	$30.54	5.5
Granted	469,000	18.76	7.5
Exercised	(111,272)	19.78	0.6	$142
Forfeited/Canceled	(132,810)	31.58	5.2
Outstanding, December 31, 2013	1,384,101	$27.75	6.1	$1,210
Vested and expected to vest, December 31, 2013	1,298,337	$27.86	6.0	$1,109
Exercisable, December 31, 2013	356,911	$32.29	4.6	$3

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Expected life	4.9 years	5.0 years
Expected volatility	43.4% - 43.7%	41.3% - 45.1%
Expected dividends	3.1% - 3.9%	2.4% - 4.0%
Risk-free rate	1.0% - 1.5%	0.7% - 0.8%

The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2013 and 2012 was $5.19 and $8.37 per share, respectively.

The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 8.4% and 6.2% for employee options for the nine months ended December 31, 2013 and 2012, respectively, and 0.0% for director options for the nine months ended December 31, 2013 and 2012. Forfeiture rates are adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

During the nine months ended December 31, 2013, a total of 469,000 options to purchase shares of common stock were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2014 and 2013 is as follows:

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

Compensation expense associated with the performance based awards under the Company’s equity incentive plans are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model with the assumptions below to calculate stock compensation expense related to the performance based awards. Stock compensation expense recorded for these awards was not significant for the nine months ended December 31, 2013 and 2012, respectively.

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Expected life	4.9 years	5.0 years
Expected volatility	37.7% - 43.5%	41.7% - 45.0%
Expected dividends	3.2% - 3.7%	2.5% - 4.0%
Risk-free rate	1.4% - 1.8%	0.6% - 0.7%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the nine months ended December 31, 2013 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2013	804,340	$9.89
Granted	469,000	5.19
Vested	(113,340)	10.01
Forfeited/Canceled	(132,810)	9.80
Outstanding, December 31, 2013	1,027,190	$7.71

As of December 31, 2013, $5,986 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.6 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2013 and 2012 was $1,134 and $1,641, respectively.

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

The Company recorded compensation expense related to restricted stock of approximately $473 and $450 for the nine months ended December 31, 2013 and 2012, respectively. Restricted stock activity for the nine months ended December 31, 2013 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2013	30,385	$27.09
Granted	57,324	20.75
Vested	(15,635)	30.38
Canceled	(3,000)	24.81
Outstanding, December 31, 2013	69,074	$20.93

As of December 31, 2013, $1,109 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.6 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

11. Concentration of Credit Risk

The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2013. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

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

Federal Securities Class Action
On November 19, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California, captioned Deerfield Beach Police Pension Fund, individually and on behalf of all others similarly situated, v. Quality Systems, Inc., Steven T. Plochocki, Paul A. Holt and Sheldon Razin, No. SACV13-01818-CJC-JPRx, by the Deerfield Beach Police Pension Fund, a shareholder of the Company. The complaint is a putative class action filed on behalf of the shareholders of the Company other than the defendants. The complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. The Company believes that plaintiff’s claims are without merit and intends to defend against them vigorously.
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The Company believes that plaintiff’s claims are without merit and intends to defend against them vigorously.

13. Operating Segment Information

The Company has four reportable segments that are evaluated regularly by its chief decision making group (Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) in deciding how to allocate resources and in assessing performance.

Operating segment data is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenue:
QSI Dental Division	$5,082	$5,088	$15,137	$14,886
NextGen Division	83,881	85,757	250,117	259,277
Hospital Solutions Division	2,483	7,365	12,683	26,903
RCM Services Division	17,408	16,300	51,527	47,868
Consolidated revenue	$108,854	$114,510	$329,464	$348,934

Operating income (loss):
QSI Dental Division	$396	$1,265	$2,605	$2,413
NextGen Division	22,614	30,906	82,600	93,643
Hospital Solutions Division (1)	(14,035)	(1,334)	(20,866)	(152)
RCM Services Division	2,486	2,090	8,012	5,732
Unallocated corporate expense (1)	(30,793)	(9,543)	(56,184)	(30,401)
Consolidated operating income (loss)	$(19,332)	$23,384	$16,167	$71,235
______________________________
(1) Refer to Note 4 for details on the impairment charge recorded in the current period

Management evaluates performance based upon stand-alone segment operating income. Because assets by segment are not reported to or used by the Company’s chief decision making group to allocate resources, or to assess performance, total assets by segment are not disclosed.

Effective April 1, 2013, the Company reorganized certain overhead related departments to unallocated corporate expense from the operating segments in an effort to centralize shared services functions and to be consistent with disaggregated financial information used by the Company's chief decision making group. The Company concluded the impact of the reorganization to prior year operating income was not material to the operating segments or unallocated corporate expense and is therefore not restated.

14. Subsequent Events

On January 22, 2014, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of March 14, 2014 with an expected distribution date on or about April 4, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act ("ARRA") and The Patient Protection and Affordable Care Act, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

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

This MD&A contains certain non-GAAP (Generally Accepted Accounting Principles) financial measures which are provided only as supplemental information that may be useful to investors and management regarding the Company's financial condition and results. These non-GAAP measures, such as cash from net income (as adjusted), are not in accordance with or a substitute for, U.S. GAAP.

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

In September 2013, we acquired Mirth Corporation ("Mirth"), an industry leader within the health information exchange (“HIE") market with technologies and services delivering vendor agnostic interoperability capability to the healthcare community. This acquisition also provides expanded capabilities around population health management and data analytics, which will be used as a foundation to continue enhancing our existing products as well as developing new product and service offerings for accountable care organizations.

We believe that our core strength lies in the central role our software products and services play in the delivery of healthcare by the primary physician in an ambulatory setting. We intend to remain at the forefront of upcoming new regulatory requirements including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We intend to continue the development and enhancement of our software solutions to support healthcare reform and the transition from fee for service to pay for performance/quality initiatives such as accountable care organizations. Key elements of our future software development will be to expand our interoperability capabilities to enhance the competitiveness of our software offerings, continue to integrate our ambulatory and inpatient products, make our products more intuitive and easy to use, and to enhance our ability to deliver our software over the cloud with the latest technology.

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

The Company was founded with an early focus on providing information systems to dental group practices. This focus area would later become the QSI Dental Division. In the mid-1980s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the ambulatory market. In the mid-1990s, we made two acquisitions that accelerated our penetration of the ambulatory market and formed the basis for the NextGen Division. In the last few years, we acquired several companies, which operate under the Hospital Solutions Division, as part of our strategy to expand into the small and specialty hospital market. More recently, we acquired Mirth, which operates under the NextGen Division, and is expected to enhance our current enterprise interoperability initiatives and broaden our accountable and collaborative care, population health, disease management and clinical data exchange offerings. Today, we serve the dental, ambulatory, hospital and RCM services markets through our QSI Dental Division, NextGen Division, Hospital Solutions Division and RCM Services Division.

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

The QSI Dental Division, NextGen Division and Hospital Solutions Division develop and market software that is designed to automate and streamline a number of the administrative functions required for operating a medical, dental, or hospital practice, such as patient scheduling and billing. It is important to note that since in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices, we actively compete for the replacement market. These Divisions also develop and market software that automates patient records in physician practices, community health centers and hospital settings. In this patient records area of our business, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems. The Hospital Solutions Division develops and markets financial management and billing software products, which perform administrative functions required for operating small and specialty hospitals as well as clinical offerings such as multi-disciplinary clinical documentation and computerized physician order entry. The RCM Services Division provides technology solutions and outsourcing services to cover the full spectrum of healthcare providers' RCM needs, with a primary focus on outsourced billing and collection services.

In January 2011, QSIH was formed in Bangalore, India to function as our India-based captive to offshore technology application development and business processing services. Our employee base in Bangalore has since grown to over 250 employees with a primary focus on software development activities.

We continue to pursue product and service enhancement initiatives within each of our Divisions. The majority of such expenditures are currently targeted to the product lines and client base of the NextGen Division.

The following table reflects our reported segment revenue and segment revenue growth by Division for the three and nine months ended December 31, 2013 and 2012:

	Segment Revenue Breakdown
	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
QSI Dental Division	4.7%	4.4%	4.6%	4.3%
NextGen Division	77.0%	75.0%	76.0%	74.3%
Hospital Solutions Division	2.3%	6.4%	3.8%	7.7%
RCM Services Division	16.0%	14.2%	15.6%	13.7%
Consolidated	100.0%	100.0%	100.0%	100.0%

	Segment Revenue Growth
	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
QSI Dental Division	(0.1)%	4.6%	1.7%	2.9%
NextGen Division	(2.2)%	(0.2)%	(3.5)%	6.7%
Hospital Solutions Division	(66.3)%	(25.8)%	(52.9)%	4.8%
RCM Services Division	6.8%	35.0%	7.6%	27.0%
Consolidated	(4.9)%	1.5%	(5.6)%	8.8%

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

On September 9, 2013, we acquired Mirth, a global leader in health information technology that helps clients achieve interoperability. Operating results associated with Mirth products and services are included in the NextGen Division. The acquisition of Mirth will enhance our current enterprise interoperability initiatives and broaden our accountable and collaborative care, population health, disease management and clinical data exchange offerings. Mirth offers a wide variety of products and services utilized by both users of Mirth open code technology as well as a large base of domestic and international paying customers.

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

In the last few years, we have acquired companies that were established developers of software and services for the inpatient market to operate under the Hospital Solutions Division. On May 1, 2012, we acquired The Poseidon Group ("Poseidon"), a provider of emergency department software. On July 26, 2011, we acquired CQI Solutions, Inc. ("CQI"), a provider of hospital systems for surgery management. On April 29, 2011, we acquired IntraNexus, Inc. ("IntraNexus"), a provider of Web-based integrated clinical and hospital information systems. On February 10, 2010, we acquired Opus Healthcare Solutions, LLC ("Opus"), a provider of Web-based clinical solutions to hospital systems and integrated health networks nationwide and on August 12, 2009 we acquired Sphere Health Systems, Inc. ("Sphere"), a provider of financial information systems to the small hospital inpatient market. These acquisitions are part of our long term strategy to expand in the small and specialty hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and inpatient markets.

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

Overview of Our Results

•
Consolidated revenue decreased 5.6% in the nine months ended December 31, 2013 as compared to the prior year period. The decrease reflects a 34.5% decline in system sales revenue, mitigated by 5.9% growth in recurring services revenue (i.e. maintenance, EDI, RCM and other services revenues).

•
Consolidated gross profit as a percentage of revenue decreased to 49.4% for the nine months ended December 31, 2013 compared to 59.5% in the prior year period. The decline is primarily the result of $20.1 million in impairment charges recorded to cost of software revenue in the current period, as well as a shift in the mix of revenue towards recurring services and a decline in the profit margin on system sales revenue due to a higher proportion of lower-margin implementation services. For the nine months ended December 31, 2013, recurring services revenue comprised 80.2% of consolidated revenue, as compared to 71.5% in the prior year period.

•
Consolidated operating income decreased 77.3% in the nine months ended December 31, 2013 as compared to the prior year period primarily due to a 21.6% decrease in consolidated gross profit, of which 9.6% of the decrease relates to the $20.1 million impairment charge recorded to cost of revenue. Additionally, operating income further decreased due to the $5.9 million impairment charge recorded to operating expenses and a $3.8 million increase in research and development costs as compared to the same prior year period.

Impairment of Goodwill and Other Assets
As reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, a goodwill impairment charge of $17.4 million was recognized during the fourth quarter of fiscal 2013 relating to the Hospital Solutions Division (the "Hospital reporting unit" or "Hospital"), which reduced the book value of goodwill associated with the division to $4.3 million. At that time, although triggering events occurred for the potential impairment of intangible assets, management concluded there was no impairment to such assets.

During the third quarter of fiscal 2014, management identified certain factors, including a further decline in revenues and operating results, key management turnover and other qualitative indicators of potential impairment, which warranted a reassessment of the Hospital reporting unit's multi-year forecast. Based upon such reassessment, we concluded that it was more likely than not that the fair value of the Hospital reporting unit was less than its carrying amount. Accordingly, management re-evaluated the Hospital reporting unit's residual goodwill balance for potential impairment. In the course of such assessment, other long-term assets of the Hospital reporting unit were also evaluated for potential impairment as described below.

We performed step one of the goodwill impairment test to estimate the fair value of the Hospital reporting unit based on a discounted cash flow analysis considering various scenarios as well as market approach. The step one analysis indicated that the fair value of the Hospital reporting unit was lower than the carrying value. The failure of step one triggered step two of the impairment test, which required that we determine the implied fair value of the Hospital reporting unit's assets and liabilities in the same manner of determining such amounts in a business combination.

Based on our assessment of the fair value of the Hospital reporting unit's assets and liabilities, we concluded that the net carrying amount of all assets and liabilities approximated their respective fair values, other than capitalized software development costs, customer relationships intangible assets and acquired software technology intangible assets. The capitalized software development costs and intangible assets were deemed to have zero fair value based on the following analysis:

•
Capitalized software development costs - such costs represent the capitalized portion of research and development costs applicable to Hospital, net of cumulative amortization of such costs. Management performed an assessment of the recoverability of such capitalized software costs and determined that the capitalized amounts are not recoverable based on a negative net realizable value expected to be generated from the Hospital reporting unit's software. As a result, the remaining net capitalized software costs of $9.1 million were deemed to be impaired and were fully written off.

•
Intangible assets - we determined that the acquired software technology intangible asset class represents the primary long-term asset of the Hospital reporting unit. We then estimated the expected future undiscounted cash flows associated with this asset class, including the residual value of other long-term assets of this business unit. Based upon such cash flow estimates, we deemed the customer relationships and acquired software technology to have no fair value, and an impairment charge of $12.6 million was recognized to reduce the carrying value of this asset class to zero.

The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As a result of the step two analysis, we concluded that the carrying value of goodwill exceeded the Hospital reporting unit's implied fair value and that the implied fair value of the goodwill balance was zero as of the measurement date. Accordingly, a goodwill impairment charge of $4.3 million was recognized to reduce the value of Hospital reporting unit's goodwill to zero as of December 31, 2013.

Key assumptions underlying the estimation of the fair value of the Hospital reporting unit include: a) the near-term continuation of recent results of operations for the Division, b) our detailed reassessment of the strategies of this Division and the actions required to achieve those strategies, and c) the technology roadmap pertinent to this Division. We remain committed to the hospital market and continue to invest in implementation and training, infrastructure and support, customer service and software development. We intend to maintain the sufficiency of these investments while effectively managing the operating efficiencies of the Hospital reporting unit.

In aggregate, the Hospital reporting unit's impairment charge relating to goodwill, capitalized software development costs, customer relationships and acquired software technology intangible assets was $26.0 million for the third quarter of fiscal 2014, as summarized below (in thousands):

	Goodwill	Intangible Assets	Capitalized Software Costs	Total
Cost of revenue:
Software and hardware - Hospital Solutions Division	$—	$—	$9,075	$9,075
Software and hardware - unallocated corporate expenses	—	11,023	—	11,023
Total impairment in cost of revenue	—	11,023	9,075	20,098

Operating expenses:
Impairment of goodwill and other assets - unallocated corporate expenses	4,342	1,531	—	5,873
Total impairment in operating expenses	4,342	1,531	—	5,873

Total impairment of goodwill and other assets	$4,342	$12,554	$9,075	$25,971

Although goodwill and acquired intangible assets are allocated to the Hospital Solutions Division for the purposes of impairment testing, such assets are deemed corporate assets and the related impairment charges for such assets are recorded as unallocated corporate expenses. The classification of the impairment charge between cost of revenue and operating expenses is consistent with the historic accounting for costs associated with each impaired asset class.

QSI Dental Division

•
QSI Dental Division revenue increased 1.7% in the nine months ended December 31, 2013. Divisional operating income (excluding unallocated corporate expenses) was $2.6 million in the nine months ended December 31, 2013, an increase of 8.0% as compared to the same prior year period. The increase in operating income was primarily the result of a $0.7 million reduction in selling, general and administrative expenses due to various cost saving initiatives in the current period. It should be noted that the QSI Dental Division's new software solution (“QSIDental Web”) is being sold as a SaaS solution for which revenue is recognized over a longer period of time rather than upfront. Revenue recognized from QSIDental Web was not significant in the nine months ended December 31, 2013.

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

NextGen Division

•
NextGen Division revenue decreased 3.5% in the nine months ended December 31, 2013, as compared to the same prior year period. This variance reflects a 28.8% decline in system sales revenue, mitigated by 8.2% growth in recurring service revenue, including an increase of 5.9% in maintenance, 14.1% in EDI revenue and 7.9% in other services revenue. System sales at the NextGen Division has declined in recent quarters partly as a result of greater penetration of EHR software among medium and large size practice groups. Consolidation of practice groups by hospitals has also put increased competitive pressure on the NextGen Division versus hospital based vendors.

•
NextGen Division operating income (excluding unallocated corporate expenses) decreased by 11.8% in the nine months ended December 31, 2013, as compared to the same prior year period. The decrease in operating income is primarily the result of a decrease in total revenue, as well as the decline in gross profit due to a shift in the mix of revenue towards lower-margin recurring services revenue.

•
Our acquisition of Mirth on September 9, 2013 added approximately $3.2 million in revenue for the NextGen Division from the date of acquisition through December 31, 2013. During the same period, Mirth results did not significantly impact the NextGen Division's operating income.

•
Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, expanding our software and service offerings supporting pay-for-performance initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, expanding our interoperability capabilities, integrating our inpatient and ambulatory software products and further development and enhancements of our portfolio of specialty focused templates within our EHR software. We intend to remain at the forefront of upcoming new regulatory requirements, including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within the RCM Services Division. We believe that our acquisition of Mirth will provide improved capabilities around interoperability and improved competitiveness in our markets, as well as providing new customers and expanded markets for the NextGen Division.

•
The next significant versions of our ambulatory software products achieved general release during the quarter ended December 31, 2013. Combined with a trend towards shorter development cycles, we expect that these releases will result in lower rates of future capitalization and significantly higher rates of amortization relative to previously capitalized software development costs reflected in our recent historical operating results. Refer to Note 6, “Capitalized Software Costs” of our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an estimate of future amortization of capitalized software costs as of December 31, 2013.

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

Hospital Solutions Division

•
Hospital Solutions Division revenue decreased 52.9% in the nine months ended December 31, 2013. Revenue was negatively impacted by a 79.2% decline in system sales, as well as lower maintenance revenue and higher accruals for anticipated sales credits.

•
Divisional operating loss (excluding unallocated corporate expenses) was $(20.9) million for the nine months ended December 31, 2013 as compared to $(0.2) million for the same prior year period. The significant decline in operating results is primarily due to $9.1 million out of the total $26.0 million impairment charge recognized to this Division related to the write-off of capitalized software development costs.

•
The Hospital Solutions Division has incurred losses in the last several quarters and is expected to continue to incur losses for the foreseeable future while we continue to invest in implementation and training, support, and development to support our customer base and maximize customer satisfaction. Our expectations about the future performance of this Division resulted in the full impairment of significant long-term assets of this Division as described above. Along with recording an impairment charge, we have also ceased capitalization and amortization of software development costs at this Division. For the last full quarter preceding the impairment, total capitalized software costs were approximately $1.2 million and total amortization of previously capitalized amounts was approximately $0.6 million.

RCM Services Division

•
RCM Services Division revenue increased 7.6% in the nine months ended December 31, 2013. The RCM Services Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients and well as new clients added during the nine months ended December 31, 2013.

•
Operating income as a percentage of revenue increased to approximately 15.5% of revenue in the nine months ended December 31, 2013 versus 12.0% of revenue in the same prior year period primarily as a result of an increase in the RCM Services Division's revenue and gross profit compared to the prior year period.

•
The Company believes that a significant opportunity exists to continue cross selling RCM services to existing customers. The portion of the NextGen Division's existing customers who are using the RCM Services Division's services is less than 10%. Management is actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen Division's sales force towards selling RCM services. We also believe that the increased complexity related to the billing and collections process, which goes into effect with ICD-10 in October of 2014, will create additional opportunities for our RCM Services Division.

•	Actual and expected customer turnover may impact short term revenue for the division. However, we are encouraged by increased sales activity and a growing sales pipeline of RCM services.

Corporate expenses (costs unallocated to the operating segments)

•
Historically, amortization expense associated with customer relationships and acquired software technology intangible assets has been recorded as an unallocated corporate expense. As a result of the impairment of these intangible assets related to the Hospital Division, recent historical amortization expense of approximately $0.9 million per quarter will no longer impact Corporate expenses.

As a result of the Mirth acquisition, we anticipate an increase in certain expenses as compared to our recent historical operating results, specifically:

•
Amortization of acquired intangible assets - refer to Note 5, “Intangibles Assets” of our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for remaining estimated amortization of definite-lived intangible assets as of December 31, 2013.

•
Acquisition related expenses (including fair value adjustments) - the preliminary purchase accounting valuation of the Mirth acquisition resulted in a discount of $5.2 million related to share-based purchase consideration. Such discount is currently expected to be amortized over a three year period ending September 2016. This amortization will be reflected as a component of our selling, general and administrative operating expenses.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of income (loss) (certain percentages below may not sum due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
(Unaudited)	2013	2012	2013	2012
Revenues:
Software and hardware	13.0%	19.1%	13.9%	20.5%
Implementation and training services	4.6	6.3	5.9	8.0
System sales	17.6	25.5	19.8	28.5
Maintenance	36.5	34.5	36.0	33.5
Electronic data interchange services	15.3	13.3	15.1	12.6
Revenue cycle management and related services	14.9	13.1	14.5	12.6
Other services	15.7	13.7	14.6	12.9
Maintenance, EDI, RCM and other services	82.4	74.5	80.2	71.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Software and hardware	25.2	4.1	11.3	4.6
Implementation and training services	6.9	6.3	6.5	6.8
Total cost of system sales	32.1	10.4	17.8	11.4
Maintenance	5.2	4.6	4.9	4.2
Electronic data interchange services	9.4	8.6	9.6	8.1
Revenue cycle management and related services	10.8	9.5	10.4	9.3
Other services	7.8	7.6	7.9	7.5
Total cost of maintenance, EDI, RCM and other services	33.2	30.3	32.8	29.1
Total cost of revenue	65.3	40.7	50.6	40.5
Gross profit	34.7	59.3	49.4	59.5
Operating expenses:
Selling, general and administrative	33.9	31.0	33.6	31.5
Research and development costs	12.1	6.8	8.0	6.5
Amortization of acquired intangible assets	1.1	1.1	1.1	1.1
Impairment of goodwill and other assets	5.4	0.0	1.8	0.0
Total operating expenses	52.5	38.9	44.5	39.1
Income (loss) from operations	(17.8)	20.4	4.9	20.4
Interest income (expense), net	0.1	0.0	0.0	0.0
Other income (expense), net	0.0	(0.1)	(0.1)	0.0
Income (loss) before income taxes	(17.7)	20.3	4.8	20.4
Provision for (benefit of) income taxes	(6.1)	6.7	1.6	7.0
Net income (loss)	(11.6)%	13.6%	3.2%	13.4%

Comparison of the Three Months Ended December 31, 2013 and December 31, 2012
Net Income (Loss). Our net loss for the three months ended December 31, 2013 was $(12.6) million, or $(0.21) per share, on both a basic and fully diluted basis. In comparison, we earned net income of $15.6 million, or $0.26 per share, on both a basic and fully diluted basis for the three months ended December 31, 2012. The change in net income (loss) for the three months ended December 31, 2013 was primarily attributed to the following:

•
a 34.3% decline in consolidated system sales revenue related to a number of factors, including higher adoption rates by large physician groups resulting in a lower number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension of the deadline to adopt stage two meaningful use requirements until calendar 2014.

•
a decline in consolidated gross profit of $30.1 million (44.3%) resulting from $20.1 million in impairment charges recorded to cost of software revenue in the current period and the decrease in consolidated system sales, mitigated by a growth in gross profit of 18.7% for EDI revenue and 8.4% for RCM services revenue.

•
a $12.6 million (28.3%) increase in total operating expenses compared to the prior year period. This increase is primarily due to $5.9 million in impairment charges recorded to operating expenses in the current period and a 69.2% increase in research and development expenses in the current period primarily due to the inclusion of a full quarter of research and development costs for Mirth and lower capitalized software costs resulting from the recent releases of the next versions of ambulatory software products.

•	a reduction of $14.3 million in the provision for income taxes, principally reflecting the net loss and deductibility of the impairment charge in the current period.

Revenue. Revenue for the three months ended December 31, 2013 decreased 4.9% to $108.9 million from $114.5 million for the three months ended December 31, 2012. NextGen Division revenue decreased 2.2% to $83.9 million compared to $85.8 million in the three months ended December 31, 2012, RCM Services Division revenue increased 6.8% to $17.4 million from $16.3 million, and the Hospital Solutions Division revenue decreased 66.3% during that same period to $2.5 million from $7.4 million. Revenue for the QSI Dental Division remained consistent compared to the same prior year period.

System Sales. Revenue earned from our company-wide sales of systems for the three months ended December 31, 2013 decreased 34.3% to $19.2 million from $29.2 million in the same prior year period.

The decrease in system sales was driven primarily by lower sales of software to both new and existing clients for both the NextGen and Hospital Solutions Divisions. For the NextGen Division, revenue from system sales decreased 25.3%, or $6.2 million, to $18.3 million during the three months ended December 31, 2013 from $24.5 million during the same prior year period.

The following table breaks down our reported system sales into software, hardware and third-party software, and implementation and training services components on a consolidated and divisional basis for the three months ended December 31, 2013 and 2012 (in thousands):

	Software	Hardware, Third Party Software	Implementation and Training Services	Total System Sales
Three Months Ended December 31, 2013
QSI Dental Division	$650	$382	$256	$1,288
NextGen Division	13,530	1,118	3,652	18,300
Hospital Solutions Division	(1,951)	287	1,138	(526)
RCM Services Division	98	—	—	98
Consolidated	$12,327	$1,787	$5,046	$19,160
Three Months Ended December 31, 2012
QSI Dental Division	$872	$424	$301	$1,597
NextGen Division	18,174	943	5,407	24,524
Hospital Solutions Division	1,181	204	1,510	2,895
RCM Services Division	101	—	48	149
Consolidated	$20,328	$1,571	$7,266	$29,165

NextGen Division software license revenue decreased 25.6% in the three months ended December 31, 2013 versus the same period last year. The NextGen Division’s software revenue accounted for 73.9% of divisional system sales revenue during the three months ended December 31, 2013 compared to 74.1% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.

Hospital Solutions Division software license revenue decreased $3.1 million in the three months ended December 31, 2013 versus the same period last year due to higher accruals for anticipated sales credits, combined with significantly lower software sales.

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

We believe there are other trends which may positively impact future systems sales. Many of our existing large enterprise customers have plans to grow, which will create future revenue opportunities as these customers purchase additional software and services to support their growth plans. We also expect to benefit from the growth of a replacement market driven by an expected consolidation of electronic health records vendors. Finally, we believe many new opportunities will be created by the evolution of healthcare from a pay for services reimbursement model to a pay for performance model around the management of patient populations. Additionally, the Mirth acquisition provided us with new products and services around HIE and interoperability, which we intend to utilize to drive future growth. It is difficult to assess the relative impact as well as the timing of positive and negative trends, however, we believe we are well positioned to support the ever increasing need for healthcare information technology.

During the three months ended December 31, 2013, 6.1% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 3.8% during same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division decreased 32.5% in the three months ended December 31, 2013 compared to the same prior year period primarily due to a decline in the amount of new system sales in the division. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 24.6%, in the three months ended December 31, 2013 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. It should be noted that we have experienced a decline in the level of systems sales in recent quarters which in turn have resulted in a decline in the amount of implementation services sold. We have not reduced our staffing levels in spite of the decline in revenue as we believe that the demand for services is going to increase especially as our customers implement the newest release of our core ambulatory software products, which support new ICD-10 billing requirements that are mandated to be effective October 2014.

Maintenance, EDI, RCM and Other Services. For the three months ended December 31, 2013, our company-wide revenue from maintenance, EDI, RCM and other services grew 5.1% to $89.7 million from $85.3 million in the same prior year period. The increase is primarily due to an increase in maintenance and EDI revenue from the NextGen Division and RCM revenue from the RCM Services Division.

Total NextGen Division maintenance revenue for the three months ended December 31, 2013 grew 4.8% to $35.3 million from $33.7 million for the same prior year period while NextGen Division EDI revenue grew 8.8% to $15.2 million compared to $14.0 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, consulting services, SaaS fees and hosting services, increased 11.1% to $15.0 million in the three months ended December 31, 2013 from $13.5 million in the same prior year period.

QSI Dental Division maintenance, EDI and other services revenue for the three months ended December 31, 2013 and 2012 was $3.8 million and $3.5 million, respectively. For the three months ended December 31, 2013, RCM revenue for the RCM Services Division increased to $16.2 million compared to $15.0 million in the same prior year period. For the Hospital Solutions Division, maintenance and other services revenue for the three months ended December 31, 2013 decreased 32.7% as compared to the same prior year period primarily due to a decrease in maintenance revenue primarily due to higher accruals for anticipated sales credits and decreases in the amount of maintenance services provided to existing customers.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the three months ended December 31, 2013 and 2012 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended December 31, 2013
QSI Dental Division	$2,090	$1,328	$—	$376	$3,794
NextGen Division	35,343	15,242	—	14,996	65,581
Hospital Solutions Division	2,187	37	—	785	3,009
RCM Services Division	143	30	16,178	959	17,310
Consolidated	$39,763	$16,637	$16,178	$17,116	$89,694
Three Months Ended December 31, 2012
QSI Dental Division	$1,963	$1,170	$—	$358	$3,491
NextGen Division	33,726	14,005	—	13,502	61,233
Hospital Solutions Division	3,552	—	—	918	4,470
RCM Services Division	222	34	15,015	880	16,151
Consolidated	$39,463	$15,209	$15,015	$15,658	$85,345

Maintenance revenue for the NextGen Division increased by $1.6 million for the three months ended December 31, 2013 as compared to the same prior year period, primarily as a result of net additional licenses from both new and existing clients.

The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base while the growth in RCM revenue is primarily attributable to organic growth. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients.

Cost of Revenue. Cost of revenue for the three months ended December 31, 2013 increased to $71.1 million from $46.6 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 65.3% from 40.7%. The increase in the cost of revenue as a percentage of revenue is primarily due to $20.1 million in impairment charges recorded to cost of software revenue in the current period, as well as a change in the mix of revenues toward recurring services revenue, which have historically experienced a lower profit margin than system sales, and a decrease in the margins on system sales due to a higher proportion of lower-margin implementation services.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,
	2013	%	2012	%
QSI Dental Division
Revenue	$5,082	100.0%	$5,088	100.0%
Cost of revenue	2,596	51.1%	2,507	49.3%
Gross profit	$2,486	48.9%	$2,581	50.7%
NextGen Division
Revenue	$83,881	100.0%	$85,757	100.0%
Cost of revenue	30,177	36.0%	27,979	32.6%
Gross profit	$53,704	64.0%	$57,778	67.4%
Hospital Solutions Division
Revenue	$2,483	100.0%	$7,365	100.0%
Cost of revenue	14,070	566.7%	4,055	55.1%
Gross profit	$(11,587)	(466.7)%	$3,310	44.9%
RCM Services Division
Revenue	$17,408	100.0%	$16,300	100.0%
Cost of revenue	12,130	69.7%	11,384	69.8%
Gross profit	$5,278	30.3%	$4,916	30.2%
Unallocated cost of revenue	$12,082	N/A	$671	N/A
Consolidated
Revenue	$108,854	100.0%	$114,510	100.0%
Cost of revenue	71,055	65.3%	46,596	40.7%
Gross profit	$37,799	34.7%	$67,914	59.3%

Gross profit margins for the NextGen Division, QSI Dental Division and the Hospital Solutions Division decreased for the three months ended December 31, 2013 compared to the same prior year period primarily due to a significant decrease in total system sales (consisting of software and hardware sales and training and implementation services). Additionally, the gross profit margin for both the Hospital Solutions Division and the unallocated cost of revenue include the impact of the impairment charge on current period cost of revenue, which totaled $9.1 million and $11.0 million, respectively. Gross profit margin for the RCM Services Division remained consistent compared to the same prior year period.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended December 31, 2013 and 2012:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Three Months Ended December 31, 2013
QSI Dental Division	5.5%	21.2%	13.6%	10.8%	51.1%	48.9%
NextGen Division	1.2%	12.6%	10.5%	11.7%	36.0%	64.0%
Hospital Solutions Division	13.2%	144.2%	0.8%	408.5%	566.7%	(466.7)%
RCM Services Division	0.0%	46.0%	0.6%	23.1%	69.7%	30.3%
Consolidated	1.4%	21.4%	8.9%	33.6%	65.3%	34.7%
Three Months Ended December 31, 2012
QSI Dental Division	6.5%	19.7%	13.1%	10.0%	49.3%	50.7%
NextGen Division	1.2%	12.6%	9.7%	9.1%	32.6%	67.4%
Hospital Solutions Division	2.8%	32.8%	0.0%	19.5%	55.1%	44.9%
RCM Services Division	0.0%	46.2%	0.7%	22.9%	69.8%	30.2%
Consolidated	1.3%	19.0%	7.9%	12.5%	40.7%	59.3%

During the three months ended December 31, 2013, hardware and third-party software constituted a slightly higher portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients. Gross profit for the Hospital Solutions Division decreased to (466.7)% for the three months ended December 31, 2013 as compared to 44.9% for the same prior year period primarily due to the current period impairment charge of $9.1 million recorded to cost of revenue, as well as significant declines in system sales revenues, implementation and training, and maintenance gross profit. The change in maintenance gross profit was primarily a result of increased accruals for anticipated sales credits in the current period.

Our payroll and benefits expense associated with delivering our products and services increased to 21.4% of consolidated revenue in the three months ended December 31, 2013 compared to 19.0% during the same period last year. The absolute level of consolidated payroll and benefit expenses increased from $21.7 million in the three months ended December 31, 2012 to $23.3 million in the three months ended December 31, 2013. The increase is primarily due to a) a $1.2 million increase in payroll and benefits expenses within the Hospital Solutions Division, resulting from increased headcount compared to the prior year period and b) a $0.5 million increase within the RCM Services Division, as RCM is a service business which inherently has higher payroll costs as a percentage of revenue. The amount of share-based compensation expense included in cost of revenue was not significant for the three months ended December 31, 2013 and 2012.

Other cost of revenue, which primarily consists of third-party annual license, hosting costs and outsourcing costs, increased to 33.6% of total revenue during the three months ended December 31, 2013 as compared to 12.5% for the same period a year ago. Other expenses as a percentage of revenue increased significantly due to the impact of the current period impairment charge on cost of revenue, as well as the mix of other services revenue sold compared to the prior year period.

As a result of the foregoing events and activities, our gross profit percentage decreased to 34.7% for the three months ended December 31, 2013 versus 59.3% for the same prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2013 increased 3.8% to $36.9 million as compared to $35.5 million for the prior year period. The increase in these expenses is primarily due the inclusion of Mirth, which was acquired on September 9, 2013. The increase in selling, general and administrative expenses, including the impact of Mirth, consists primarily of:

•	$1.0 million increase in salaries and related benefit expenses

•	$0.5 million increase in sales commissions

•	$0.4 million increase in legal expenses

•	$0.7 million million increase in rent and other facilities costs; and

•	$0.9 million net increase in other selling and administrative expenses; partially offset by

•	$2.1 million decrease in bad debt expense as a result of improved collections and fewer customers with specific reserves for bad debt

Share-based compensation expense was approximately $0.5 million for both the three months ended December 31, 2013 and 2012, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 31.0% in the three months ended December 31, 2012 to 33.9% in the three months ended December 31, 2013.

Research and Development Costs. Research and development costs for the three months ended December 31, 2013 and 2012 were $13.2 million and $7.8 million, respectively. Research and development costs as a percentage of revenue increased to 12.1% in the three months ended December 31, 2013 from 6.8% for the prior year period. The increase in research and development expenses is primarily due to the reduction in capitalized software costs in the current period resulting from the recent releases of the next versions of ambulatory software products, the inclusion of a full quarter of research and development costs for Mirth, as well as the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new products including NextGen Knowledge Base Model ("KBM"), NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen HIE, NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“NextGen HQM”), and other enhancements to our existing products.

Additions to capitalized software costs offset increases in research and development costs. For the three months ended December 31, 2013 and 2012, our additions to capitalized software were $3.6 million and $6.0 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. The decrease in capitalized software is primarily due to the recent releases of the next versions of ambulatory software products as mentioned above, as well as the cessation of software development costs capitalization at the Hospital Solutions Division as a result of the recent impairment charge. For the three months ended December 31, 2013 and 2012, total research and development expenditures including costs expensed and costs capitalized was $16.8 million and $13.8 million, respectively. We intend to continue to invest heavily in research and development as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the three months ended December 31, 2013 and 2012.

Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets remained consistent at $1.2 million for both the three months ended December 31, 2013 and 2012.

Impairment of Goodwill and Other Assets. Refer to "Overview of Our Results - Impairment of Goodwill and Other Assets" above for details on the $26.0 million impairment charge recorded in the current period of which $5.9 million was recorded to operating expenses and $20.1 million was recorded to cost of software revenue.

Interest and Other Income (Expense). Total interest and other income (expense) was $0.1 million and $(0.1) million for the three months ended December 31, 2013 and 2012, respectively. Interest and other income (expense) consists primarily of dividends and interest earned on our investments along with foreign currency gains or losses for the period.

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

Provision for (benefit of) Income Taxes. The provision for (benefit of) income taxes for the three months ended December 31, 2013 and 2012 was $(6.6) million and $7.6 million, respectively. The effective tax rates were 34.4% and 32.9% for the three months ended December 31, 2013 and 2012, respectively. The effective rate for the three months ended December 31, 2013 increased as compared to the same prior year period primarily due the increase of the blended state effective tax rates and the non-deductible portion of the impairment charge, offset by the net benefit from the federal research and development tax credit and a benefit in qualified production activities deduction. The federal research and development tax credit statute expired on December 31, 2011, and in January 2013, was retroactively enacted through December 31, 2013.
Comparison of the Nine Months Ended December 31, 2013 and December 31, 2012
Net Income. Our net income for the nine months ended December 31, 2013 was $10.5 million, or $0.18 and $0.17 per share, on a basic and fully diluted basis, respectively. In comparison, we earned $46.8 million, or $0.79 per share, on both a basic and fully diluted basis for the nine months ended December 31, 2012. The change in net income for the nine months ended December 31, 2013 was primarily attributed to the following:

•
a 34.5% decline in consolidated system sales revenue related to a number of factors, including higher adoption rates by large physician groups resulting in a lower number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension of the deadline to adopt stage two meaningful use requirements until calendar 2014.

•
a decline in consolidated gross profit of $44.9 million (21.6%) resulting from $20.1 million in impairment charges recorded to cost of software revenue in the current period and the decrease in consolidated system sales, mitigated by a growth in gross profit of 14.8% for EDI and 16.9% for RCM services.

•
a $10.1 million (7.4%) increase in total operating expenses compared to the same prior year period. This increase is primarily due to $5.9 million in impairment charges recorded to operating expenses in the current period and a 16.7% increase in research and development expenses in the current period primarily due to the inclusion of research and development costs for Mirth and lower capitalized software costs resulting from the recent releases of the next versions of ambulatory software products.

•	a reduction of $19.0 million in the provision for income taxes, principally reflecting a lower level of taxable income and the deductibility of the impairment charge in the current period.

Revenue. Revenue for the nine months ended December 31, 2013 decreased 5.6% to $329.5 million from $348.9 million for the nine months ended December 31, 2012. NextGen Division revenue decreased 3.5% to $250.1 million from $259.3 million in the nine months ended December 31, 2012, QSI Dental Division revenue increased 1.7% to $15.1 million from $14.9 million, RCM Services Division revenue increased 7.6% to $51.5 million from $47.9 million, and Hospital Solutions Division revenue decreased 52.9% to $12.7 million from $26.9 million in the same prior year period.

System Sales. Revenue earned from our company-wide sales of systems for the nine months ended December 31, 2013 decreased 34.5% to $65.1 million from $99.3 million in the same prior year period.

The decrease in system sales was due to both lower sales of software to both new and existing clients, as well as a decline in implementation revenue. NextGen Division sales in this category decreased 28.8%, or $23.7 million, to $58.6 million during the nine months ended December 31, 2013 from $82.2 million during the same prior year period while the Hospital Solutions Division experienced a 79.2%, or $9.9 million, decrease in category revenue to $2.6 million in the nine months ended December 31, 2013 as compared to $12.5 million in the same prior year period.

The following table breaks down our reported system sales into software, hardware and third-party software, and implementation and training services components on a consolidated and divisional basis for the nine months ended December 31, 2013 and 2012 (in thousands):

	Software	Hardware, Third Party Software	Implementation and Training Services	Total System Sales
Nine Months Ended December 31, 2013
QSI Dental Division	$1,641	$984	$990	$3,615
NextGen Division	41,275	3,514	13,780	58,569
Hospital Solutions Division	(2,530)	470	4,660	2,600
RCM Services Division	294	—	—	294
Consolidated	$40,680	$4,968	$19,430	$65,078
Nine Months Ended December 31, 2012
QSI Dental Division	$1,654	$1,285	$1,085	$4,024
NextGen Division	57,718	3,965	20,572	82,255
Hospital Solutions Division	5,593	919	5,991	12,503
RCM Services Division	327	2	199	528
Consolidated	$65,292	$6,171	$27,847	$99,310

NextGen Division software license revenue decreased 28.5% in the nine months ended December 31, 2013 versus the same period last year. The Division’s software revenue accounted for 70.5% of divisional system sales revenue during the nine months ended December 31, 2013 compared to 70.2% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.

Hospital Solutions Division software license revenue decreased $8.1 million in the nine months ended December 31, 2013 versus the same period last year due to higher accruals for anticipated sales credits, combined with significantly lower software sales.

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

We believe there are other trends which may positively impact future systems sales. Many of our existing large enterprise customers have plans to grow which will create future revenue opportunities as these customers purchase additional software and services to support their growth plans. We also expect to benefit from the growth of a replacement market driven by an expected consolidation of electronic health records vendors. Finally, we believe many new opportunities will be created by the evolution of healthcare from a pay for services reimbursement model to a pay for performance model around the management of patient populations. Additionally, the Mirth acquisition provided us with new products and services around HIE and interoperability, which we intend to utilize to drive future growth. It is difficult to assess the relative impact as well as the timing of positive and negative trends, however, we believe we are well positioned to support the ever increasing need for healthcare information technology.

During the nine months ended December 31, 2013, 6.0% of the NextGen Division’s system sales revenue was represented by hardware and third-party software compared to 4.8% during the same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division’s sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division decreased 33.0% in the nine months ended December 31, 2013 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 22.2%, in the nine months ended December 31, 2013 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. It should be noted that we have experienced a decline in the level of systems sales in recent quarters which in turn have resulted in a decline in the amount of implementation services sold. We have not reduced our staffing levels in spite of the decline in revenue as we believe that the demand for services is going to increase especially as our customers implement the newest release of our core ambulatory software products, which support new ICD-10 billing requirements that are mandated to be effective October 2014.

Maintenance, EDI, RCM and Other Services. For the nine months ended December 31, 2013, our company-wide revenue from maintenance, EDI, RCM and other services grew 5.9% to $264.4 million from $249.6 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen Division and RCM revenue from the RCM Services Division.

Total NextGen Division maintenance revenue for the nine months ended December 31, 2013 grew 5.9% to $104.3 million from $98.5 million for the same prior year period while NextGen Division EDI revenue grew 14.1% to $45.6 million compared to $40.0 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, consulting services, SaaS fees and hosting services, increased 8.1% to $41.7 million in the nine months ended December 31, 2013 from $38.6 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers.

QSI Dental Division maintenance, EDI and other services revenue for the nine months ended December 31, 2013 and 2012 was $11.5 million and $10.9 million, respectively. For the nine months ended December 31, 2013, RCM revenue for the RCM Services Division grew $3.8 million, or 8.6%, to $47.7 million compared to $43.9 million in the same prior year period. For the Hospital Solutions Division, maintenance and other services revenue for the nine months ended December 31, 2013 decreased 30.0% as compared to the same prior year period primarily due to a decrease in maintenance revenue primarily due to higher accruals for anticipated sales credits and decreases in the amount of maintenance services provided to existing customers.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the nine months ended December 31, 2013 and 2012 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Nine Months Ended December 31, 2013
QSI Dental Division	$6,275	$4,104	$—	$1,143	$11,522
NextGen Division	104,264	45,591	—	41,693	191,548
Hospital Solutions Division	7,634	112	—	2,337	10,083
RCM Services Division	511	67	47,660	2,995	51,233
Consolidated	$118,684	$49,874	$47,660	$48,168	$264,386
Nine Months Ended December 31, 2012
QSI Dental Division	$5,869	$3,904	$—	$1,089	$10,862
NextGen Division	98,481	39,956	—	38,585	177,022
Hospital Solutions Division	11,778	—	—	2,622	14,400
RCM Services Division	618	196	43,902	2,624	47,340
Consolidated	$116,746	$44,056	$43,902	$44,920	$249,624

Maintenance revenue for the NextGen Division increased by $5.8 million for the nine months ended December 31, 2013 as compared to the same prior year period, primarily as a result of net additional licenses from both new and existing clients.

The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base while the growth in RCM revenue is primarily attributable to organic growth. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients.

Cost of Revenue. Cost of revenue for the nine months ended December 31, 2013 increased 18.0% to $166.8 million from $141.4 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 50.6% from 40.5%. The increase in the cost of revenue as a percentage of revenue is primarily due to $20.1 million in impairment charges recorded to cost of software revenue in the current period, as well as a higher percentage of lower margin revenue streams such as EDI and RCM services, and slight cost increases across all revenue categories.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the nine months ended December 31, 2013 and 2012 (in thousands):

	Nine Months Ended December 31,
	2013	%	2012	%
QSI Dental Division
Revenue	$15,137	100.0%	$14,886	100.0%
Cost of revenue	7,551	49.9%	7,556	50.8%
Gross profit	$7,586	50.1%	$7,330	49.2%
NextGen Division
Revenue	$250,117	100.0%	$259,277	100.0%
Cost of revenue	87,449	35.0%	85,326	32.9%
Gross profit	$162,668	65.0%	$173,951	67.1%
Hospital Solutions Division
Revenue	$12,683	100.0%	$26,903	100.0%
Cost of revenue	22,697	179.0%	12,835	47.7%
Gross profit	$(10,014)	(79.0)%	$14,068	52.3%
RCM Services Division
Revenue	$51,527	100.0%	$47,868	100.0%
Cost of revenue	35,422	68.7%	33,608	70.2%
Gross profit	$16,105	31.3%	$14,260	29.8%
Unallocated cost of revenue	$13,690	N/A	$2,030	N/A
Consolidated
Revenue	$329,464	100.0%	$348,934	100.0%
Cost of revenue	166,809	50.6%	141,355	40.5%
Gross profit	$162,655	49.4%	$207,579	59.5%

Gross profit margins for the NextGen Division and the Hospital Solutions Division decreased for the nine months ended December 31, 2013 compared to the same prior year period primarily due to a significant decrease in total system sales (consisting of both software and hardware sales and training and implementation services). Additionally, the gross profit margin for both the Hospital Solutions Division and the unallocated cost of revenue include the impact of the impairment charge on current period cost of revenue, which totaled $9.1 million and $11.0 million, respectively. Gross profit margin in the QSI Dental Division and RCM Services Division increased for the nine months ended December 31, 2013 as compared to the same prior year period primarily due to improved recurring revenue profit margins during the current period.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the nine months ended December 31, 2013 and 2012:

	Hardware, Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Nine Months Ended December 31, 2013
QSI Dental Division	4.9%	20.8%	13.5%	10.7%	49.9%	50.1%
NextGen Division	1.3%	12.4%	11.0%	10.3%	35.0%	65.0%
Hospital Solutions Division	3.6%	68.5%	0.5%	106.4%	179.0%	(79.0)%
RCM Services Division	0.0%	44.7%	0.7%	23.3%	68.7%	31.3%
Consolidated	1.3%	20.0%	9.1%	20.2%	50.6%	49.4%
Nine Months Ended December 31, 2012
QSI Dental Division	6.8%	19.8%	13.9%	10.3%	50.8%	49.2%
NextGen Division	1.5%	11.9%	9.1%	10.4%	32.9%	67.1%
Hospital Solutions Division	3.6%	24.3%	0.0%	19.8%	47.7%	52.3%
RCM Services Division	0.0%	45.4%	1.0%	23.8%	70.2%	29.8%
Consolidated	1.7%	17.8%	7.5%	13.5%	40.5%	59.5%

During the nine months ended December 31, 2013, hardware and third-party software constituted a lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services increased to 20.0% of consolidated revenue in the nine months ended December 31, 2013 compared to 17.8% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $62.1 million in the nine months ended December 31, 2012 to $65.8 million in the nine months ended December 31, 2013. The increase is primarily due to a) a $2.1 million increase in payroll and benefits expenses within the Hospital Solutions Division, resulting from increased headcount compared to the prior year period and b) a $1.3 million increase within the RCM Services Division, as RCM is a service business which inherently has higher payroll costs as a percentage of revenue. The amount of share-based compensation expense included in cost of revenue was not significant for nine months ended December 31, 2013 and 2012.

Other cost of revenue, which primarily consists of third-party annual license, hosting costs and outsourcing costs, increased to 20.2% of total revenue during the nine months ended December 31, 2013 as compared to 13.5% for the same period a year ago. Other expenses as a percentage of revenue increased significantly due to the impact of the current period impairment charge on cost of revenue, as well as the mix of other services revenue sold compared to the prior year period.

As a result of the foregoing events and activities, our gross profit percentage decreased to 49.4% for the nine months ended December 31, 2013 versus 59.5% for the same prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2013 increased 0.4% to $110.5 million as compared to $110.0 million for the prior year period. The slight increase in these expenses resulted primarily from:

•	$0.9 million increase in salaries and related benefit expenses

•	$0.6 million increase in proxy contest related expenses; and

•	$0.5 million net increase in other selling and administrative expenses; partially offset by

•	$1.5 million decrease in bad debt expense as a result of improved collections and fewer customers with specific reserves for bad debt

Share-based compensation expense was approximately $1.3 million and $1.6 million for the nine months ended December 31, 2013 and 2012, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 31.5% in the nine months ended December 31, 2012 to 33.6% in the nine months ended December 31, 2013.

Research and Development Costs. Research and development costs for the nine months ended December 31, 2013 and 2012 were $26.4 million and $22.6 million, respectively. Research and development costs as a percentage of revenue increased to 8.0% in the nine months ended December 31, 2013 from 6.5% for the prior year period. The increase in research and development expenses is primarily due to the reduction in capitalized software costs in the current year period resulting from the recent releases of the next versions of ambulatory software products, the inclusion of research and development costs for Mirth, as well as the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new products including NextGen KBM, NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen HIE, NextMD.com, and NextGen HQM, and other enhancements to our existing products.

Additions to capitalized software costs offset increases in research and development costs. For the nine months ended December 31, 2013 and 2012, our additions to capitalized software were $18.9 million and $20.1 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products. The decrease in capitalized software is primarily due to the recent releases of the next versions of ambulatory software products as mentioned above, as well as the cessation of software development costs capitalization at the Hospital Solutions Division as a result of the recent impairment charge. For the nine months ended December 31, 2013 and 2012, total research and development expenditures including costs expensed and costs capitalized was $45.3 million and $42.7 million, respectively. We intend to continue to invest heavily in research and development expenses as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the nine months ended December 31, 2013 and 2012.

Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets remained consistent at $3.7 million for both the nine months ended December 31, 2013 and 2012.

Impairment of Goodwill and Other Assets. Refer to "Overview of Our Results - Impairment of Goodwill and Other Assets" above for details on the $26.0 million impairment charge recorded in the current period of which $5.9 million was recorded to operating expenses and $20.1 million was recorded to cost of software revenue.

Interest and Other Income (Expense). Total interest and other expense was $(0.4) million and $(0.1) million for the nine months ended December 31, 2013 and 2012, respectively. Interest and other income consist primarily of dividends and interest earned on our investments along with foreign currency gains or losses for the period.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2013 and 2012 was $5.2 million and $24.3 million, respectively. The effective tax rate was 33.4% and 34.2% for the nine months ended December 31, 2013 and 2012, respectively. The effective rate for the nine months ended December 31, 2013 decreased as compared to the same prior year period due to a net benefit from the federal research and development tax credit and a benefit in qualified production activities deduction, offset by the non-deductible portion of the impairment charge. The federal research and development tax credit statute expired on December 31, 2011, and in January 2013, was retroactively enacted through December 31, 2013.
Liquidity and Capital Resources

The following table presents selected financial statistics and information for the nine months ended December 31, 2013 and 2012 (dollar amounts in thousands):

	Nine Months Ended December 31,
	2013	2012
Cash and cash equivalents and marketable securities	$93,989	$106,689
Net decrease in cash and cash equivalents and marketable securities	$(24,022)	$(32,742)
Net income	$10,479	$46,814
Net cash provided by operating activities	$70,470	$44,721
Number of days of sales outstanding (1)	106	121
_________________________
(1) Days sales outstanding is equal to net accounts receivable divided by average daily revenue.

Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income as adjusted to exclude non-cash expenses, such as impairment charges, depreciation, amortization of intangibles and capitalized software costs, provisions for bad debts and inventory obsolescence, share-based compensation, changes in fair value of contingent consideration and deferred taxes.

The following table summarizes our consolidated statements of cash flows for the nine months ended December 31, 2013 and 2012 (in thousands):

	Nine Months Ended December 31,
	2013	2012
Net income	$10,479	$46,814
Non-cash expenses	52,634	23,988
Cash from net income (as adjusted)	63,113	70,802
Change in accounts receivable	23,451	(8,665)
Change in other assets and liabilities	(16,094)	(17,416)
Net cash provided by operating activities	$70,470	$44,721

Net cash provided by operating activities for the nine months ended December 31, 2013 and 2012 was approximately $70.5 million and $44.7 million, respectively. The majority of our cash from operations for the nine months ended December 31, 2013 is the result of a $23.5 million decrease in accounts receivable and a $4.2 million reduction in net income taxes paid, offset slightly by cash from net income and changes in other assets and liabilities. The increase in cash flows attributable to accounts receivable activity is primarily due to an additional emphasis on working capital management in the current period as reflected by a reduction of days sales outstanding (“DSO”) in comparison to the prior year period. Specifically, DSO decreased to 106 days for the three months ended December 31, 2013, as compared to 121 days in the same prior year period.

Based on our results for the nine months ended December 31, 2013, we anticipate being able to continue generating significant cash from operations for the remainder of fiscal year 2014.

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended December 31, 2013 and 2012 was approximately $61.4 million and $34.4 million, respectively. The $27.0 million increase in net cash used in investing activities is primarily due to $35.0 million of cash paid for the acquisition of Mirth in the current period, partially offset by $7.1 million net cash paid for the acquisitions of Matrix and Poseidon in the same prior year period.

Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended December 31, 2013 and 2012 was $33.0 million and $43.1 million, respectively. During the nine months ended December 31, 2013, we received proceeds of $2.2 million from the exercise of stock options, paid $31.5 million in dividends to shareholders and paid $3.7 million in contingent consideration related to acquisitions compared to proceeds of $0.8 million from the exercise of stock options, payment of $41.5 million in dividends to shareholders and payment of $2.4 million in contingent consideration related to acquisitions during the same prior year period.

Further, we recorded a reduction in our tax benefit from share-based compensation of $0.1 million for both the nine months ended December 31, 2013 and 2012 related to tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital.

Cash and Cash Equivalents and Marketable Securities
At December 31, 2013, we had combined cash and cash equivalents and marketable securities totaling $94.0 million, reflecting a decrease of $24.0 million from the comparable balance as of March 31, 2013. This decrease principally reflects the $35.0 million expended for the purchase of Mirth in September 2013, mitigated by the continued decrease in DSO and emphasis on working capital management in the current year.

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

In January 2007, our Board of Directors adopted a policy whereby we intend to pay a regular quarterly dividend on our outstanding common stock, subject to further review and approval and the establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this policy, would likely be distributable on or about the fifth day of each January, April, July and October. The Board of Directors has historically shown a strong commitment to the payment of a regular dividend and will continue to evaluate the continued payment of dividends based on our operating cash flows and future capital requirements.

On January 22, 2014, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of March 14, 2014 with an expected distribution date on or about April 4, 2014.

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 22, 2013	June 14, 2013	July 5, 2013	$0.175
July 24, 2013	September 13, 2013	October 4, 2013	0.175
October 23, 2013	December 13, 2013	January 3, 2014	0.175
Fiscal year 2014			$0.525

May 24, 2012	June 15, 2012	July 3, 2012	$0.175
July 25, 2012	September 14, 2012	October 5, 2012	0.175
October 25, 2012	December 14, 2012	December 28, 2012	0.175
January 23, 2013	March 15, 2013	April 5, 2013	0.175
Fiscal year 2013			$0.700

Management believes that its cash, cash equivalents and marketable securities on hand at December 31, 2013, together with its cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements, as well as any dividends to be paid in the ordinary course of business, for the next twelve months. Our Board of Directors will continue to evaluate the strategic use of our cash towards payment of dividends in light of both working capital and capital expenditure requirements.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2013 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2014 (remaining three months)	2015	2016	2017	2018	2019 and beyond
Operating lease obligations	$29,224	$2,111	$7,602	$7,087	$5,187	$4,469	$2,768
Contingent consideration and other acquisition related liabilities	1,271	—	646	313	312	—	—
Total	$30,495	$2,111	$8,248	$7,400	$5,499	$4,469	$2,768

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of December 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On September 9, 2013, we completed our acquisition of Mirth Corporation. In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2013, we have elected to exclude Mirth Corporation from our evaluation for fiscal year 2014 as permitted under existing SEC rules. We are currently in the process of integrating Mirth Corporation's historical internal controls over financial reporting with the rest of the Company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in fiscal year 2015.

During the quarter ended December 31, 2013, there were no other changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 19, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California, captioned Deerfield Beach Police Pension Fund, individually and on behalf of all others similarly situated, v. Quality Systems, Inc., Steven T. Plochocki, Paul A. Holt and Sheldon Razin, No. SACV13-01818-CJC-JPRx, by the Deerfield Beach Police Pension Fund, a shareholder of the Company. The complaint is a putative class action filed on behalf of the shareholders of the Company other than the defendants. The complaint, which is substantially similar to the litigation initiated by Mr. Hussein described above, generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys’ fees.

On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above related to the complaints filed by Mr. Hussein and the Deerfield Beach Police Pension Fund and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures.

In addition to the above, we have experienced legal claims by customers regarding product and contract disputes and from time to time, claims by other third parties asserting that we have infringed their intellectual property rights. We believe that these claims, including those filed by Mr. Hussein, the Deerfield Beach Police Pension Fund and the shareholder derivative action, are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources even if we are ultimately successful in the defense of such claims. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks in our “Item 1A. Risk Factors” section of our Annual Report and "Item 1A. Risk Factors" section of our Quarterly Report filed on Form 10-Q for the quarter-ended September 30, 2013.

ITEM 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report, "Item 1A. Risk Factors" in our Quarterly Report filed on Form 10-Q for the quarter-ended September 30, 2013 and the risk factors set forth below, which supplement the risk factors previously disclosed.

We could suffer further charges due to asset impairment that could reduce our income. We test our goodwill for impairment annually during our first fiscal quarter, and on interim dates should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with the relevant accounting guidance. During the quarter ended March 31, 2013, we recorded a $17.4 million goodwill impairment charge relating to our Hospital Solutions Division and during the quarter ended December 31, 2013, we recorded a $26.0 million impairment charge relating to certain long-lived assets of our Hospital Solutions Division (see “Management's Discussion and Analysis of Financial Condition and Results of Operations” section for additional information regarding this charge). Declines in business performance or other factors could cause the fair value of any of our operating segments to be revised downward, resulting in further impairment charges. If the financial outlook for any of our operating segments warrants additional impairments of goodwill, the resulting write-downs could materially affect our reported net earnings

We face risks related to litigation advanced by a former director and shareholder of ours, a putative class action and a shareholder derivative claim. On October 7, 2013, a complaint was filed against us and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of ours.  The complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. On November 19, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California, captioned Deerfield Beach Police Pension Fund, individually and on behalf of all others similarly situated, v. Quality Systems, Inc., Steven T. Plochocki, Paul A. Holt and Sheldon Razin, No. SACV13-01818-CJC-JPRx, by the Deerfield Beach Police Pension Fund, a shareholder of the Company. The complaint is a putative class action filed on behalf of the shareholders of the Company other than the defendants. The complaint, which is substantially similar to the complaint filed by Mr. Hussein described above, generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of the Exchange Act, and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above related to the complaints filed by Mr. Hussein and the Deerfield Beach Police Pension Fund and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. Although we believe the claims to be without merit, our operating results and share price may be negatively impacted due to the negative publicity, expenses incurred in connection with our defense, management distraction, and/or other factors related to this litigation.  In addition, litigation of this nature may negatively impact our ability to attract and retain customers and strategic partners, as well as qualified board members and management personnel.

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

QUALITY SYSTEMS, INC.
Date:	January 28, 2014	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date:	January 28, 2014	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)