Form 10-K
period 2014-03-31
QUALITY SYSTEMS, INC
filed 2014-05-29
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2013: $1,083,038,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $21.73 per share).*
The Registrant has no non-voting common equity.
The number of outstanding shares of the Registrant’s common stock as of May 27, 2014 was 60,224,601 shares.

*     For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2014 annual meeting of shareholders are incorporated by reference into Part III.

QUALITY SYSTEMS, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS
Company Overview
Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions (each, a "Division") which are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Hospital Solutions Division (formerly Inpatient Solutions) and (iv) the RCM Services Division (formerly Practice Solutions). In fiscal year 2011, we opened a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”). We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations and allow healthcare provider organizations the ability to manage patient populations across various care settings. Our scalable interoperability and population health offerings help to improve care collaboration, quality and safety. Enabled by our interoperability solutions, data-driven patient population healthcare management decisions assist in creating more desirable operation, clinical, and financial outcomes that substantiate the value of patient-centered and accountable care models.
Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 700, Irvine, California, 92612. We operate on a fiscal year ending on March 31.
Our Company was founded with an early focus on providing information systems to dental group practices. This focus area would later become the QSI Dental Division. In the mid-1980s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the ambulatory market. In the mid-1990s, we made two acquisitions that accelerated our penetration of the ambulatory market and formed the basis for the NextGen Division. In the last few years, we acquired several companies as part of our strategy to enhance our EDI and RCM services capabilities as well as expand into the small and specialty hospital market. More recently, we acquired Mirth Corporation ("Mirth"), which operates under the NextGen Division, and is expected to enhance our current enterprise interoperability initiatives and broaden our accountable and collaborative care, population health, disease management and clinical data exchange offerings. Today, we serve the dental, ambulatory, hospital and RCM services markets through our QSI Dental Division, NextGen Division, Hospital Solutions Division and RCM Services Division.
The Divisions have historically operated as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams and branding. However, there are a growing number of customers who are simultaneously utilizing software or services from more than one of our Divisions. In an effort to encourage this cross selling of our products and services between Divisions, we are in the process of further integrating our ambulatory and hospital products to provide a more robust and comprehensive platform to offer our customers. The Divisions also share the resources of our “corporate office,” which includes a variety of accounting and other administrative functions.
In September 2012, we announced certain organizational changes to achieve greater efficiency and integration in our operations as well as to enhance our ability to cross sell products and services to our customers. The changes consolidated Sales, Marketing, Information Technology, and Software Development responsibilities into separate Company-wide roles. We also announced the hiring of a Chief Operating Officer, reporting directly to the Chief Executive Officer responsible for the operations of the Company across all Divisions. We are continuing to evaluate the organizational structure of the Company with the objective to achieve greater synergies and further integration of our products and services, including software implementation and customer support functions.

The QSI Dental Division, NextGen Division and Hospital Solutions Division develop and market software that is designed to automate and streamline a number of the administrative functions required for operating a medical, dental, or hospital practice, such as patient scheduling and billing. It is important to note that since in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices, we actively compete in a replacement market by leveraging the benefits of our fully integrated electronic health records software. With the addition of Mirth, our combined solutions enrich the already strong collaborative, connected care support and set the stage for data synchronization, interoperability growth, and expansion of our current accountable and collaborative care, population health, disease management and clinical data exchange offering. These Divisions also develop and market software that automates patient records in physician practices, community health centers and hospital settings. In this patient records area of our business, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems. The Hospital Solutions Division develops and markets financial management and billing software products, which perform administrative functions required for operating small and specialty hospitals as well as clinical offerings such as multi-disciplinary clinical documentation and computerized physician order entry. The RCM Services Division provides technology solutions and outsourcing services to cover the full spectrum of healthcare providers' RCM needs, with a primary focus on outsourced billing and collection services.
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
The following table breaks down our reported segment revenue and segment revenue growth by Division for the fiscal years ended March 31, 2014, 2013 and 2012:

	Segment Revenue Breakdown Fiscal Year Ended March 31,			Segment Revenue Growth (Decline) Fiscal Year Ended March 31,
	2014	2013	2012	2014	2013	2012
QSI Dental Division	4.5%	4.3%	4.6%	(0.8)%	2.0%	(1.9)%
NextGen Division	76.7%	74.9%	75.7%	(0.9)%	5.8%	22.1%
Hospital Solutions Division	3.5%	6.8%	8.0%	(50.3)%	(8.9)%	92.6%
RCM Services Division	15.3%	14.0%	11.7%	5.6%	28.2%	2.8%
Consolidated	100.0%	100.0%	100.0%	(3.4)%	7.1%	21.6%
QSI Dental Division. The QSI Dental Division, co-located with our corporate headquarters in Irvine, California, focuses on developing, marketing and supporting software suites sold to dental group organizations located throughout the United States. The QSI Dental Division sells additional licenses to its legacy products as existing clients expand their operations, and sells its cloud-based Software as a Service ("SaaS") model practice management and clinical software solutions to new and existing customers. This software solution, QSIDental Web ("QDW"), is marketed primarily to multi-location dental group practices in which the QSI Dental Division has historically been a dominant player. QDW offers a lower cost of ownership as it is a cloud-based solution that requires a customer to have Internet access to run the application. Further, QSI Dental sells its Electronic Dental Chart in conjunction with NextGen® PM ("Practice Management") and EHR ("Electronic Health Record") and is marketed as NextGen® EDR (“Electronic Dental Record”) to Federally Qualified Health Centers (“FQHC”) and other safety net entities further defined below.
The QSI Dental Division participates jointly with the NextGen Division in providing software and services to safety-net clinics like FQHCs and other “safety net” health centers, including Public Health Centers, Community Health Centers, Free Clinics, as well as Rural and Tribal Health Centers. FQHCs are community-based organizations and are funded by the federal government, which provide medical and dental services to underprivileged and underserved communities. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, reserved $11 billion over a multi-year period for FQHCs, creating unprecedented opportunities for FQHCs growth and the formation of new FQHCs. When combined and used in tandem, NextGen® EHR, NextGen® EDR and NextGen® PM provide a unique product in this marketplace—an integrated patient record accessible by both physicians and dentists. On May 3, 2013, NextGen® EDR version 4.3 was ONC-ATCB certified by the Certification Commission for Health Information ("CCHIT®") as a complete EHR and complies with all clinical quality measures for Eligible Providers. The additional software NextGen® EDR version 4.3 relied on to demonstrate compliance was NextGen® EHR version 5.8.
The QSI Dental Division's legacy practice management software suite uses a UNIX® operating system. It's Clinical Product Suite (“CPS”) can be fully integrated with the client server-based practice management software offered from each of our Divisions. When integrated and delivered with the NextGen® PM solution, CPS is re-branded as NextGen® EDR. CPS/EDR incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images as part of the electronic patient record. The QSI Dental Division also develops, markets, and provides EDI services to dental practices, including electronic submission of claims to insurance providers as well as automated patient statements.
On November 14, 2011, we acquired ViaTrack, a developer and provider of information technologies that enhance EDI offerings. This acquisition provides a platform to pursue significant opportunities that exist to leverage ViaTrack's technologies to reduce costs and enhance our EDI offerings to all divisions.

NextGen Division. The NextGen Division, with headquarters in Horsham, Pennsylvania and a significant location in Atlanta, Georgia, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations. The NextGen Division's major product categories include the NextGen® Ambulatory product suite and NextGen® Community Connectivity.
The NextGen Ambulatory product suite streamlines patient care with standardized, real-time clinical and administrative workflows within a physician’s practice, and major product categories include NextGen® EHR, NextGen® PM, NextGen® Dashboard, NextGen® Mobile, and NextGen® NextPen. NextGen® Community Connectivity consists of NextGen® Health Information Exchange (“NextGen® HIE,” formerly Community Health Solution), NextGen® Patient Portal (“NextMD.com”), and NextGen® Health Quality Measures (“NextGen® HQM”). The NextGen Division also offers hosting services, NextGuard – Data Protection services, and consulting services, such as strategic governance models and operational transformation, technical consulting such as data conversions or interface development. The NextGen Division products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment. The NextGen Division also provides EDI services, which include electronic submission of claims to insurance providers as well as automated patient statements.
On September 9, 2013, we acquired Mirth, a global leader in health information technology that helps clients achieve interoperability. Operating results associated with Mirth products and services are included in the NextGen Division. The acquisition of Mirth will enhance our current enterprise interoperability initiatives and broaden our accountable and collaborative care, population health, disease management and clinical data exchange offerings. Mirth offers a wide variety of products and services utilized by both users of Mirth open code technology as well as a large base of domestic and international paying customers. Product offerings available from Mirth include Mirth Connect, Mirth Results, Mirth Match, Mirth Mail, Mirth Appliance, Mirth Care, and Mirth Gateway. As a direct result of the Mirth acquisition, we introduced NextGen® Share to our customer base in November 2013. As our first offering that integrates technologies from both NextGen Healthcare and Mirth, NextGen® Share provides the ability to securely and easily share patient charts and other data with other practices using NextGen Internet based software.
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
In the last few years, we acquired companies that were established developers of software and services for the hospital market to operate under the Hospital Solutions Division. On May 1, 2012, we acquired The Poseidon Group ("Poseidon"), a provider of emergency department software. On July 26, 2011, we acquired CQI Solutions, Inc. ("CQI"), a provider of hospital systems for surgery management. On April 29, 2011, we acquired IntraNexus, Inc. ("IntraNexus"), a provider of Web-based integrated clinical and hospital information systems. On February 10, 2010, we acquired Opus Healthcare Solutions, LLC ("Opus"), a provider of Web-based clinical solutions to hospital systems and integrated health networks nationwide and on August 12, 2009 we acquired Sphere Health Systems, Inc. ("Sphere"), a provider of financial information systems to the small hospital inpatient market. These acquisitions are part of our long term strategy to continue to expand in the small and specialty hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and hospital markets.
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
Industry Background
The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more heavily influenced by US-based regulatory and national health projects than by the cycles of our economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. While we continue to see organizations that are doing fairly well operationally, some organizations, especially those with a large dependency on Medicaid populations, have been impacted by the challenging financial conditions faced by many state governments. Various factors have had, and are anticipated to continue to have, a meaningful impact on the U.S. healthcare industry, including the Obama Administration's broad healthcare reform efforts (particularly the HITECH portion of the American Recovery and Reinvestment Act ("ARRA") and the Patient Protection and Affordable Care Act), the mandate requiring individuals to obtain insurance, the individual state responses to the government-requested Medicaid expansion, the creation and operation of insurance exchanges, and the increasing focus of private businesses on moving their employee health benefit offerings to a more wellness-based health platform.
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
In response, healthcare provider organizations have placed increasing demands on their information systems. The initial healthcare information systems were designed for limited administrative tasks such as billing and scheduling and could neither accommodate multiple computing environments nor operate effectively across multiple locations and entities. As it became necessary to manage patient flow processes, the need arose to integrate “back-office” data with such clinical information as patient test results and office visits. We believe information systems must facilitate management of patient information incorporating administrative, financial and clinical information from multiple entities, and that the practices that are able to leverage technology to more efficiently handle such data will be best able to enhance patient flow, pursue cost efficiencies and improve quality of care. As healthcare organizations transition to new computer platforms and newer technologies, we believe such organizations will be migrating toward the implementation of enterprise-wide, patient-centric computing systems embedded with automated clinical patient records.
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
In September 2013, we acquired Mirth, an industry leader within the health information exchange (“HIE") market with technologies and services delivering vendor agnostic interoperability capability to the healthcare community. This acquisition also provides expanded capabilities around population health management and data analytics, which we believe will be pivotal in our continual enhancement of our existing products as well as the development of new product and service offerings for accountable care organizations.
We believe that our core strength lies in the central role our software products and services play in the delivery of healthcare by the primary physician in an ambulatory setting. We intend to remain at the forefront of upcoming new regulatory requirements including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We intend to continue the development and enhancement of our software solutions to support healthcare reform and the transition from fee for service to pay for performance/quality initiatives such as accountable care organizations. Key elements of our future software development will be to expand our interoperability capabilities enhancing the competitiveness of our software offerings, continue to integrate our ambulatory and hospital products, make our products more intuitive and easy to use, and to enhance our ability to deliver our software over the cloud with the latest technology.
We also want to continue investments in our infrastructure, including but not limited to adding new clients through maintaining and expanding sales, marketing and product development activities and expanding our relationship with existing clients through delivery of add-on and complementary products and services while continuing our gold-standard commitment of service in support of our client satisfaction programs. These investments in our infrastructure will continue while maintaining reasonable expense discipline. We believe that our growing customer base that is using our software on a daily basis is a strategic asset, and we intend to leverage this strategic asset by expanding our product and service offerings towards this customer base.
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
Our products consist primarily of proprietary healthcare software applications together with third party hardware and other non-industry specific software. The systems range in capacity from one to thousands of users, allowing us to address the needs of both small and large organizations. The systems are modular in design and may be expanded to accommodate changing client requirements. We offer both standard licenses and Software as a Service ("SaaS") arrangements in our software offerings; although to date, SaaS arrangements do not represent a significant portion of our arrangements.
Dental Solutions
QSI Dental Division Practice Management and Clinical Systems. In fiscal year 2010, we began selling hosted SaaS practice management and clinical software solutions to the dental industry. This software solution is marketed primarily to the multi-location dental group practice market for which the Division remains a dominant player. This software solution, formerly called NextDDS and now named QSIDental Web to better identify it as a cloud-based solution, moves the QSI Dental Division to the forefront of the emergence of Internet-based applications and cloud computing and represents a significant growth opportunity for us to sell to both our existing client base and new clients.
In addition to the SaaS clinical offering, our dental charting software system, known as the Clinical Product Suite (CPS), provides a comprehensive solution designed specifically for the dental group practice environment. CPS integrates our dental practice management product with a computer-based clinical information system that incorporates a wide range of clinical tools, including electronic charting of dental procedures, treatment planning, existing conditions, voice-activation or keyboard entry for full periodontal examinations and PSR scoring. In addition, digital imaging of X-ray and intra-oral camera images, computer-based patient education modules are viewable chair-side to enhance case presentation, full access to patient information, treatment plans and insurance plans via a fully integrated interface with our dental practice management product. All of this is supported by document and image scanning for digital storage and linkage to the electronic patient record.
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
Ambulatory Solutions
NextGen® Ambulatory Practice Management Systems. NextGen® PM is the NextGen Division’s practice management offering. NextGen® PM has been developed with a functional graphical user interface (“GUI”) certified for use with Windows 2000 and Windows XP operating systems. The product leverages a relational database (Microsoft SQL Server) with support on both 32 and 64 bit enterprise servers. NextGen® PM is a scalable, multi-module solution that includes a master patient index, enterprise-wide appointment scheduling with referral tracking, clinical support and centralized or decentralized patient financial management based on either a managed care or fee-for-service model. The NextGen® PM product is a highly configurable, cost-effective proven solution that enables the effective management of both single and multi-practice settings.
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
NextGen® Ambulatory EHR version 5.8 is compliant with the ONC 2014 Edition criteria and was certified as a complete EHR on March 1, 2013 by the CCHIT®, an ONC-ACB, in accordance with the applicable eligible certification criteria adopted by the Secretary of Health and Human Services (HHS). The ONC 2014 Edition criteria support both Stage 1 and 2 meaningful use measures required to qualify eligible providers and hospitals for funding under the ARRA.
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
NextGen® Ambulatory EHR offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders and powerful reporting and data analysis tools.
NextGen® Ambulatory EHR also offers a foundation to meet Patient Centered Medical Home and Accountable Care Organization recognition and achieve collaborative care. In 2012, a population health management solution named NextGen® Population Health ("PH") was introduced to enhance collaborative care capabilities. It features integrated, multi-modal cascading communication tools including interactive voice response, texting, email, NextGen® Patient Portal, and clinical data from NextGen® Ambulatory EHR. NextGen® PH can be fully integrated with NextGen® Health Quality Measures ("HQM") and has an easy-to-use, built-in population profiler to define protocols for patient outreach using billing data from NextGen® PM and clinical data from NextGen® Ambulatory EHR.
Interoperability and Connectivity
Interoperability connects patients, practices, hospitals, health systems, communities, and payers. Effective interoperability solutions cross over multiple platforms and other systems, both inside and outside of organizations. It connects disparate systems so providers can benefit from controlled, secure data flow, decreased costs, and reduced errors. Interoperability makes all patient encounter data available in the patient record, helping to improve care collaboration, quality, and safety. Combined with the NextGen Healthcare portfolio, Mirth's available solutions enhance our enterprise interoperability initiatives and will broaden our accountable and collaborative care, population health, disease management and clinical data exchange offering. Mirth's primary product base includes the following:

Mirth Connect. Mirth Connect, the best-known product offering of Mirth, is a healthcare data integration engine available in its base form under a community-supported open-source license.
Mirth Results. Mirth Results is a clinical data repository that collects, organizes, and aggregates clinical data from many different sources to produce a longitudinal patient record that is easily viewed from a web-based provider portal or access via an open application program interface.
Mirth Match. Mirth Match is an entity identification service, which handles enterprise master patient index, record locator, and identity de-duplication services.
Other Mirth products and solutions include Mirth Mail, Mirth Appliance, Mirth Care, and Mirth Gateway.
NextGen® Share, the first joint offering of NextGen Healthcare and Mirth, is an interoperability solution that helps providers safely and securely send and manage referrals, and accurately exchange clinical content, all without leaving their NextGen® Ambulatory EHR application.
The NextGen Division also markets NextGen® HIE to facilitate cross-enterprise data sharing, enabling individual physician practices in a given community to selectively share critical data, such as demographics, referrals, medications lists, allergies, diagnoses, lab results, histories and more. This is accomplished through a secure, community-wide data repository that links health care providers, whether they have the NextGen® Ambulatory EHR system, another compatible electronic health records system, together with hospitals, payers, labs and other entities. The product is designed to facilitate data exchange within an Integrated Delivery Network ("IDN") or Regional Health Information Organization (“RHIO”). The result is that for every health care encounter in the community, a patient-centric and complete record is accessible for the provider. The availability, accuracy and completeness of information plus the elimination of duplicate data entry can lead to significantly improved patient safety, enhanced decision making capabilities, time efficiencies and cost savings. Our NextGen Division maintains an internet-based patient health portal, NextGen® Patient Portal. NextMD.com is the URL for our vertical portal for the healthcare industry, linking patients with their physicians, while providing a centralized source of health-oriented information for both consumers and medical professionals. Patients whose physicians are linked to the portal are able to request appointments, send appointment changes or cancellations, receive test results on-line, request prescription refills, view and/or pay their statements, and communicate with their physicians, all in a secure, on-line environment. Our NextGen® suite of information systems are or can be linked to NextMD.com, integrating a number of these features with physicians’ existing systems.
Hospital Solutions
NextGen® Hospital Solutions is a single-source, interoperable suite to help rural, critical access, or larger hospitals improve care, operations, and financial results across both hospital and ambulatory settings. It provides a robust connected suite of clinical, financial, enterprise scheduling, surgery management, emergency department, and EHR-related applications and services that work together for improved patient and financial outcomes. These solutions are designed to help improve patient safety, automate order entry and facilitate real-time communication of patient information throughout the hospital and across the patient care continuum. The hospital solutions are highly scalable, secure and easy to use with a Web 2.0-based clinical component that leverages full “cloud computing” capabilities. Key NextGen® Hospital Solutions products consist of:
NextGen® Inpatient Clinicals. NextGen® Inpatient Clinicals is suite of CCHIT ONC 2011-certified solutions based on a scalable, secure and web-based enterprise platform that leverages mobile and 'cloud computing' technology. Clinicians can enter and retrieve relevant inpatient clinical information (patient vitals, lab results, allergies, medications, and imaging results) from bedside or remote locations. NextGen Inpatient Clinicals' CPOE, Clinical Documentation, and Clinical Decision support capabilities and help enable hospitals to achieve Stage 1 through Stage 4 adoption for ARRA meaningful use reimbursement and the HIMSS® EMR Adoption Model. The NextGen® Inpatient Clinicals version 2.6 is compliant with the ONC 2014 Edition criteria and was certified as an EHR Module on May 1, 2013 by the CCHIT®, in accordance with the applicable Hospital certification criteria adopted by the Secretary of Health and Human Services. The ONC 2014 Edition criteria support both Stage 1 and 2 Meaningful Use measures required to qualify eligible providers and hospitals for funding under ARRA.
NextGen® Inpatient Financials. NextGen® Inpatient Financials is a financial and administrative system that helps hospitals streamline operations and improve financial and regulatory management of their facilities. The system is designed to automate and consolidate financials processes at single or multiple facilities, including critical access, rural community and specialty hospitals and physician offices. NextGen® Inpatient Financials uses a common patient database and community-based master patient index. It is designed to help optimize revenue management and claims results.
NextGen® Emergency Department Solution. NextGen® Emergency Department Solution is a comprehensive, web-based emergency department information system (EDIS) for hospital emergency departments. It consists of nurse, physician, administration, coding, and billing functionality to reduce costs and medical errors, enhance care, and ensure proper documentation. It offers templates and forms to streamline workflow and augment and enhance a hospital's existing forms set. The NextGen Emergency Department Solutions is interoperable and integrates with other hospital systems.
NextGen® Enterprise Scheduling. NextGen® Enterprise Scheduling is a system designed to provide hospital-wide, conflict-free patient scheduling for easier, more efficient patient, resource, and staff management. It can be used as a single module or integrated with any combination of NextGen® Inpatient Clinical Applications. It is designed so that, whether used as a single module or integrated with clinical applications, hospital operations can benefit with better use of resources for increased capacity and patient throughput.
NextGen® Surgical Management. NextGen® Surgical Management is a system designed to help hospitals optimize OR throughput, quality, efficiency, patient safety, revenue, and compliance. Detailed reporting provides surgery directors and hospital administrators with information to fine tune surgical processes, quickly identify cases where costs have exceeded a normal range, and improve use of precious OR resources.

Hidden surgical procedure cost drivers can be identified and eliminated. The system also helps ensure compliance with Surgical Care Improvement Project (SCIP) and National Healthcare Safety Network (NHSN) reporting requirements.
Revenue Cycle Management Services
RCM Services Division partners with private and hospital-based physicians and groups to implement the NextGen® product suite with best practice, customizable RCM services in order to help them optimize revenue, better leverage automation, and help them focus on practicing medicine. RCM services capabilities include:

•
Billing and Collections - A robust set of internal controls, best practice methodologies and comprehensive reporting ensures accuracy and addresses the entire revenue cycle: from patient registration and charge capture, to claim submission, payment posting, denial management and accounts receivable resolution.

•
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

•
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

•
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

•
Expertise and Support - Our team of experts consists of analysts, billing and coding specialists, auditors, customer service professionals, and account managers - all working for our clients to answer patients' billing questions, monitor RCM performance and trends, provide credentialing assistance and identify opportunities for improvement to optimize collected revenue.

Electronic Data Interchange
We make available EDI capabilities and connectivity services to our clients. The EDI/connectivity capabilities encompass direct interfaces between our products and external third party systems, as well as transaction-based services. EDI products are intended to automate a number of manual, often paper-based or telephony intensive communications between patients and/or providers and/or payers. Two of the more common EDI services are forwarding insurance claims electronically from providers to payers and assisting practices with issuing statements to patients. Most client practices utilize at least some of these services from us or one of our competitors. Other EDI/connectivity services are used more sporadically by client practices. We typically compete to displace incumbent vendors for claims and statements accounts and attempt to increase usage of other elements in our EDI/connectivity product line. In general, EDI services are only sold to those accounts utilizing software from either the QSI Dental or NextGen Divisions. The acquisition of ViaTrack, a developer and provider of information technologies that enhance EDI offerings, has provided us with in house EDI capabilities at lower costs as compared to third party providers. We believe that significant opportunities exist to leverage ViaTrack's technologies to reduce costs and enhance our EDI offerings to all divisions.
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
Implementation and Training

We offer full service implementation and training services. When a client signs a contract for the purchase of a system that includes implementation and training services, that client is assigned a client manager and implementation specialist trained in the specifics of the client's business. The implementation team is assigned to assist the client in the installation of the system and the training of appropriate practice staff, and is responsible for ensuring proficiency in the use of the system which ultimately improves the practice's performance and quality of care. Implementation services include loading the software, training client personnel, data conversion, running test data and assisting in the development and documentation of procedures. Implementation and training services are provided by our employees as well as certified third parties and certain resellers.
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
At present, our training facilities are located in (i) Horsham, Pennsylvania, (ii) Atlanta, Georgia, (iii) Costa Mesa, California, and (iv) Irvine, California.
Proprietary Rights
We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. To protect our proprietary rights, we enter into confidentiality agreements and invention assignment agreements with our employees with whom such controls are relevant. In addition, we include intellectual property protective provisions in our client contracts.
We rely on software that we license from third parties for certain components of our products and services. These components enhance our products and services and help meet evolving customer needs. The failure to license any necessary technology, or to maintain our existing licenses, could result in reduced functionality of or reduced demand for our products.
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
Sales and Marketing
We sell and market our products primarily through a direct sales force and a reseller channel. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2014, 2013 and 2012.
Our direct sales force typically makes presentations to potential clients by demonstrating the system and our capabilities on the prospective client’s premises. Sales efforts aimed at smaller practices can be performed on the prospective clients’ premises, or remotely via telephone or Internet-based presentations. Both the direct and reseller channel sales force is concentrating on more multi-product sales opportunities. These are opportunities where we might sell our ambulatory, hospital, dental and RCM services or some combination thereof to prospective clients.
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

We continue to concentrate our direct sales and marketing efforts on medical and dental practices, networks of such practices including IPAs and PHOs, professional schools, community health centers and other ambulatory care settings.
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
We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during the fiscal years ended March 31, 2014, 2013 or 2012.
Competition
The markets for healthcare information systems and services are intensely competitive. The industry is highly fragmented and includes numerous competitors, none of which we believe dominates these markets. Our principal existing competitors in the healthcare information systems and services market include: Allscripts, athenahealth, Inc., Cerner, Computer Programs and Systems, Inc., eClinicalWorks, Epic Systems Corporation, GE Healthcare, Greenway, Healthcare Management Systems, Inc., Healthland, McKesson, MEDITECH and other competitors.
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
The RCM market is also intensely competitive as other healthcare information systems companies, such as GE Healthcare, McKesson and Allscripts, are also in the market of selling both practice management and electronic health records software and medical billing and collection services.
Product Enhancement and Development
The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance and improve our systems. During fiscal years 2014, 2013 and 2012, we expended approximately $62.3 million, $60.3 million and $44.5 million, respectively, on research and development activities, including capitalized software amounts of $20.8 million, $29.5 million and $13.1 million, respectively. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.
Employees
As of March 31, 2014, we employed approximately 2,697 persons, of which 2,672 were full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.
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
We face risk and/or the possibility of claims from activities related to strategic partners, which could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business. We rely on third parties to provide services for our business. For example, we use national clearinghouses in the processing of some insurance claims and we outsource some of our hardware services and the printing and delivery of patient statements for our clients. These third parties could raise their prices and/or be acquired by our competitors, which could potentially create short and long-term disruptions to our business, negatively impacting our revenue, profit and/or stock price. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenue. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.
We may engage in future acquisitions, which may be expensive, time consuming, subject to inherent risks and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. We acquired Opus and Sphere during fiscal year 2010, IntraNexus and CQI during fiscal year 2012 and Poseidon during fiscal year 2013, all of which are developers of software and services for the hospital market. We also acquired ViaTrack Systems, LLC ("ViaTrack") during fiscal year 2012 which develops information technologies that enhance EDI offerings, Matrix during fiscal year 2013 which provides revenue cycle management services, and Mirth during fiscal year 2014 which develops health information technology that helps clients achieve interoperability.. Acquisitions have inherent risks, which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to the following:

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
We recently implemented a new company-wide enterprise resource planning (“ERP”) system. The implementation process was complex and involved a number of risks that may adversely affect our business and results of operations. During fiscal 2013, we replaced our multiple legacy business systems at different sites with a new company-wide, integrated ERP system to handle various business, operating and financial processes. The new system enhanced a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, and internal and external financial and management reporting matters.
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
We face risks related to litigation advanced by a former director and shareholder of ours, a putative class action and a shareholder derivative claim. On October 7, 2013, a complaint was filed against us and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captionedAhmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of ours.  The complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. On November 19, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California, captioned Deerfield Beach Police Pension Fund, individually and on behalf of all others similarly situated, v. Quality Systems, Inc., Steven T. Plochocki, Paul A. Holt and Sheldon Razin, No. SACV13-01818-CJC-JPRx, by the Deerfield Beach Police Pension Fund, a shareholder of the Company. The complaint is a putative class action filed on behalf of the shareholders of the Company other than the defendants. The complaint, which is substantially similar to the complaint filed by Mr. Hussein described above, generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of the Exchange Act, and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above related to the complaints filed by Mr. Hussein and the Deerfield Beach Police Pension Fund and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. Although we believe the claims to be without merit, our operating results and share price may be negatively impacted due to the negative publicity, expenses incurred in connection with our defense, management distraction, and/or other factors related to this litigation. In addition, litigation of this nature may negatively impact our ability to attract and retain customers and strategic partners, as well as qualified board members and management personnel.
Risks Related to Our Products and Services
If our principal products, new product developments or implementation, training and support services fail to meet the needs of our clients, we may fail to realize future growth, suffer reputational harm and face the risk of losing existing clients. We currently derive substantially all of our net revenue from sales of our healthcare information systems and related services. We believe that a primary factor in the market acceptance of our systems has been our ability to meet the needs of users of healthcare information systems. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our clients through the timely development and successful introduction of new and enhanced versions of our systems and other complementary products, as well as our ability to provide high quality implementation, training and support services for our products. We have historically expended a significant percentage of our net revenue on product development and believe that significant continuing product development efforts will be required to retain our existing clients and sustain our growth. Continued investment in our sales staff and our client implementation, training and support staffs will also be required to retain and grow our client base.
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
Risks Related to Regulation
There is significant uncertainty in the healthcare industry in which we operate, and the current governmental laws and regulations as well as any future modifications to the regulatory environment, may adversely impact our business, financial condition and results of operations. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures.
For example, the Health Insurance Portability and Accountability Act of 1996 (as modified by The Health Information Technology for Economic and Clinical Health Act (“HITECH”) provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”) (collectively, “HIPAA”) continues to have a direct impact on the health care industry by requiring national provider identifiers and standardized transactions/code sets, operating rules and necessary security and privacy measures in order to ensure the appropriate level of privacy of protected health information. These regulatory factors affect the purchasing practices and operation of health care organizations.
The Patient Protection and Affordable Care Act (“PPACA”), which was amended by the Health Care and Education Reconciliation Act of 2010, became law in 2010. This comprehensive health care reform legislation included provisions to control health care costs, improve health care quality, and expand access to affordable health insurance. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Because not all the administrative rules implementing health care reform under the legislation have been finalized, and because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, the full impact of the health care reform legislation and of further statutory actions to reform healthcare payment on our business is unknown, but there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.
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
Other specific risks include, but are not limited to, risks relating to:
Privacy and Security of Patient Information. As part of the operation of our business, we may have access to or our clients may provide to us individually-identifiable health information related to the treatment, payment, and operations of providers’ practices. Government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. These standards and requirements impose additional obligations and burdens on us, limiting the use and disclosure of individually-identifiable health information, and require us to enter into business associate agreements with our clients and vendors. Our business associates may interpret HIPAA requirements differently than we do, and we may not be able to adequately address the risks created by such interpretations. These new rules, and any future changes to privacy and security rules, may increase the cost of compliance and could subject us to additional enforcement actions, which could further increase our costs and adversely affect the way in which we do business.
Implementation of ICD-10 Coding for Medical Coding. The Centers for Medicare & Medicaid Services (“CMS”) had mandated that all providers, payers, clearinghouses and billing services implement the use of new patient codes for medical coding, referred to as ICD-10 codes on or before October 1, 2014. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, which, among other things, delayed the ICD-10 transition by one-year. The ICD-10 transition mandate substantially increases the number of medical billing codes by which providers will seek reimbursement, increasing the complexity of submitting claims for reimbursement. Our efforts to provide services and solutions that enable our clients to comply with the ICD-10 mandate could be time consuming and expensive. In addition, due to the effort and expense of complying with the ICD-10 mandate, our clients may postpone or cancel decisions to purchase our solutions and services. Either of the foregoing, or any future delay in the ICD-10 transition, could have a material adverse effect on our business, financial condition and results of operations.
Interoperability Standards. Our clients are concerned with and often require that our software solutions and health care devices be interoperable with other third party health care information technology suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, health care devices or solutions, and if our software solutions, health care devices or services are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Certification Commission for Healthcare Information Technology (“CCHIT”) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the health care information technology industry. CCHIT, however, continues to modify and refine those standards. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements.
FDA Regulation. Our software may potentially be subject to regulation by the U.S. Food and Drug Administration (“FDA”) as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could adversely affect our business, financial condition and results of operations.
Health Reform. The health reform laws discussed above and that may be enacted in the future contain and may contain various provisions which may impact us and our customers. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.
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
HITECH established the Medicare and Medicaid EHR Incentive Programs to provide incentive payments for eligible professionals, hospitals, and critical access hospitals as they adopt, implement, upgrade, or demonstrate meaningful use of certified EHR technology. HITECH also authorized CMS to apply payment adjustments, or penalties, to Medicare eligible professionals and eligible hospitals that are not meaningful users under the Medicare EHR Incentive Program.
Although we believe that our service offerings will meet the requirements of HITECH to allow our customers to qualify for financial incentives for implementing and using our services, there can be no guaranty that our customers will achieve meaningful use or actually receive such planned financial incentives for our services. We also cannot predict the speed at which healthcare providers will adopt electronic health record systems in response to these government incentives, whether healthcare providers will select our products and services or whether healthcare providers will implement an electronic health record system at all. In addition, the financial incentives associated with the meaningful use program are tied to provider participation in Medicare and Medicaid, and we cannot predict whether providers will continue to participate in these programs. Any delay in the purchase and implementation of electronic health records systems by healthcare providers in response to government programs, or the failure of healthcare providers to purchase an electronic health record system, could have an adverse effect on our business, financial condition and results of operations. It is also possible that additional regulations or government programs related to electronic health records, amendment or repeal of current healthcare laws and regulations or the delay in regulatory implementation could require us to undertake additional efforts to meet meaningful use standards, materially impact our ability to compete in the evolving healthcare IT market, materially impact healthcare providers' decisions to implement electronic health records systems or have other impacts that would be unfavorable to our business.
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
As part of the ongoing evaluation being undertaken by management and our independent registered public accountants pursuant to Section 404, our internal control over financial reporting was effective as of March 31, 2014. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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
Two current and former directors are significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. One of our directors is a significant shareholder who beneficially owns approximately 16.9% of the outstanding shares of our common stock at March 31, 2014. Another former director, who owns approximately 9.4% (based on publicly filed information) of the outstanding shares of our common stock at March 31, 2014, likely maintains a large enough ownership stake to reelect himself to our Board of Directors under cumulative voting. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board of Directors. The amounts required to assure a seat on our Board of Directors can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising the cumulative voting rights. In the event that cumulative voting is invoked, it is likely that these two individuals that are significant shareholders will each have sufficient votes to assure themselves of one or more seats on our Board of Directors. With or without cumulative voting, these two significant shareholders will have substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. For example, in fiscal year 2013, the former director launched a proxy contest to elect a different slate of directors than what our Company proposed to shareholders. We spent approximately $1.3 million to defend against the proxy contest and elect the Company's slate of directors. In addition, such influence by one or both of these shareholders could have the effect of discouraging others from attempting to acquire our Company or create actual or perceived governance instabilities that could adversely affect the price of our common stock.
Our future practice concerning the payment of dividends is uncertain, which could adversely affect the price of our stock. We announced our intention to pay a quarterly dividend commencing with the conclusion of our first fiscal quarter of 2008 (June 30, 2007) and pursuant to this practice our Board of Directors has declared a quarterly cash dividend ranging from $0.125 to its most recent level of $0.175 per share on our outstanding shares of common stock, each quarter thereafter. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this practice, would likely be distributable on or about the fifth day of each of the months of October, January, April and July. There can be no guarantees that we will have the financial ability to fund this dividend in perpetuity or to pay it at historic rates. Further, our Board of Directors may decide not to pay the dividend at some future time for financial or non-financial reasons. Unfulfilled expectations regarding future dividends could adversely affect the price of our stock.

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
As of March 31, 2014, we leased an aggregate of approximately 447,200 square feet of space with lease agreements expiring at various dates. Significant locations are as follows:

Square Feet
QSI Dental Division and corporate offices
Irvine, California	54,500
Augusta, Georgia	7,300
Other locations	1,800
NextGen Division
Horsham, Pennsylvania	110,000
Atlanta, Georgia	34,800
Costa Mesa, California	20,000
Other locations	6,900
Hospital Solutions Division
Austin, Texas	45,000
Other locations	2,400
RCM Services Division
St. Louis, Missouri	55,000
Hunt Valley, Maryland	34,000
North Canton, Ohio	22,100
India Healthcare Private Limited	53,400
Total leased properties	447,200

ITEM 3. LEGAL PROCEEDINGS
We have experienced legal claims by customers regarding product and contract disputes, by other third parties asserting that we have infringed their intellectual property rights, by current and former employees regarding certain employment matters and by certain shareholders. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any such claim, even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks within “Item 1A. Risk Factors".

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
The following table sets forth for the quarters indicated the high and low sales prices for each period indicated, as reported on the NASDAQ Global Select Market:

	High	Low
Three Months Ended
June 30, 2012	$44.19	$23.93
September 30, 2012	$28.22	$15.04
December 31, 2012	$19.14	$16.02
March 31, 2013	$20.96	$17.16
June 30, 2013	$19.47	$17.01
September 30, 2013	$23.58	$18.63
December 31, 2013	$24.15	$20.29
March 31, 2014	$21.07	$16.28

At May 27, 2014, there were approximately 96 holders of record of our common stock.
Dividends
In January 2007, our Board of Directors adopted a practice whereby we intend to pay a regular quarterly dividend on our outstanding common stock, subject to further review and approval, sufficiency of funds and the establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this practice, would likely be distributable on or about the fifth day of each of the months of October, January, April and July.
On May 28, 2014, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of Common Stock, payable to shareholders of record as of June 13, 2014 with an expected distribution date on or about July 3, 2014.
Our Board of Directors declared the following dividends during the periods presented (stock split adjusted):

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 22, 2013	June 14, 2013	July 5, 2013	$0.175
July 24, 2013	September 13, 2013	October 4, 2013	0.175
October 23, 2013	December 13, 2013	January 3, 2014	0.175
January 22, 2014	March 14, 2014	April 4, 2014	0.175
Fiscal year 2014			$0.700

May 24, 2012	June 15, 2012	July 3, 2012	$0.175
July 25, 2012	September 14, 2012	October 5, 2012	0.175
October 25, 2012	December 14, 2012	December 28, 2012	0.175
January 23, 2013	March 15, 2013	April 5, 2013	0.175
Fiscal year 2013			$0.700

May 25, 2011	June 17, 2011	July 5, 2011	$0.175
July 27, 2011	September 19, 2011	October 5, 2011	0.175
October 26, 2011	December 20, 2011	January 5, 2012	0.175
January 25, 2012	March 20, 2012	April 5, 2012	0.175
Fiscal year 2012			$0.700

Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, current and anticipated cash needs and plans for expansion.
Performance Graph
The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2014 assuming $100 was invested on March 31, 2009 with all dividends, if any, reinvested. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quality Systems, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

____________________

*	$100 invested on 3/31/2009 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.
The last trade price of our common stock on each of March 31, 2010, 2011, 2012, 2013 and 2014 was published by NASDAQ and, accordingly for the periods ended March 31, 2010, 2011, 2012, 2013 and 2014, the reported last trade price was utilized to compute the total cumulative return for our common stock for the respective periods then ended. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data with respect to our consolidated statements of income data for each of the five years in the period ended March 31, 2014 and the consolidated balance sheets data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.
Consolidated Financial Data
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2014	2013	2012	2011	2010
Statements of Income Data:
Revenue	$444,667	$460,229	$429,835	$353,363	$291,811
Cost of revenue	220,163	189,652	151,223	127,482	110,807
Gross profit	224,504	270,577	278,612	225,881	181,004
Selling, general and administrative	149,214	148,353	128,846	108,310	86,951
Research and development costs	41,524	30,865	31,369	21,797	16,546
Amortization of acquired intangible assets	4,805	4,859	2,198	1,682	1,783
Impairment of goodwill	5,873	17,400	—	—	—
Income from operations	23,088	69,100	116,199	94,092	75,724
Interest income (expense), net	269	(107)	247	263	226
Other income (expense), net	(356)	(79)	(139)	61	268
Income before provision for income taxes	23,001	68,914	116,307	94,416	76,218
Provision for income taxes	7,321	26,190	40,650	32,810	27,839
Net income	$15,680	$42,724	$75,657	$61,606	$48,379
Basic net income per share	$0.26	$0.72	$1.29	$1.06	$0.84
Diluted net income per share	$0.26	$0.72	$1.28	$1.06	$0.84
Basic weighted average shares outstanding	59,918	59,392	58,729	57,894	57,270
Diluted weighted average shares outstanding	60,134	59,462	59,049	58,236	57,592
Dividends declared per common share	$0.700	$0.700	$0.700	$0.625	$0.600

	March 31, 2014	March 31, 2013	March 31, 2012	March 31, 2011	March 31, 2010
Balance Sheet Data:
Cash and cash equivalents	$103,145	$105,999	$134,444	$116,617	$84,611
Working capital	$136,472	$170,297	$183,277	$145,758	$118,935
Total assets	$445,058	$443,055	$440,352	$378,686	$310,180
Total liabilities	$149,968	$136,006	$145,175	$154,016	$121,891
Total shareholders’ equity	$295,090	$307,049	$295,177	$224,670	$188,289

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments as of March 31, 2014.

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
On September 9, 2013, we acquired Mirth, a global leader in health information technology that helps clients achieve interoperability. Operating results associated with Mirth products and services are included in the NextGen Division. The acquisition of Mirth will enhance our current enterprise interoperability initiatives and broaden our accountable and collaborative care, population health, disease management and clinical data exchange offerings. Mirth offers a wide variety of products and services utilized by both users of Mirth open code technology as well as a large base of domestic and international paying customers. On April 15, 2012, we acquired Matrix, a value-added reseller for NextGen Healthcare, that provides RCM services, healthcare IT solutions and training, implementation and support centered on NextGen® technology, to its clients nationwide. The acquisition is enabling our RCM Services Division to expand its footprint among private and hospital-based physicians and groups by leveraging Matrix's RCM expertise.
On November 14, 2011, we acquired ViaTrack, a developer and provider of information technologies that enhance EDI offerings. This acquisition provides a platform to pursue significant opportunities that exist to leverage ViaTrack's technologies to reduce costs and enhance our EDI offerings to all divisions.
In the last few years, we also acquired companies that were established developers of software and services for the hospital market to operate under the Hospital Solutions Division. On May 1, 2012, we acquired Poseidon, a provider of emergency department software. On July 26, 2011, we acquired CQI, a provider of hospital systems for surgery management. On April 29, 2011, we acquired IntraNexus, a provider of Web-based integrated clinical and hospital information systems. On February 10, 2010, we acquired Opus, a provider of Web-based clinical solutions to hospital systems and integrated health networks nationwide and on August 12, 2009 we acquired Sphere, a provider of financial information systems to the small hospital inpatient market. These acquisitions are part of our long term strategy to continue to expand in the small hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and hospital markets.
In January 2011, QSIH was formed in Bangalore, India to function as our India-based captive to offshore technology application development and business processing services.
We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, financial incentives from the ARRA to physicians who adopt electronic health records, as well as increased adoption rates for electronic health records and other technology in the healthcare arena. We also believe that healthcare reform and the movement towards pay for performance/quality initiatives will stimulate demand for robust electronic health record solutions as well as new healthcare information technology solutions from bundled billing capabilities to patient engagement and population health management.
While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the market for physician based electronic health records software is becoming increasingly saturated while physician group practices are rapidly being consolidated by hospitals, insurance payers and other entities. Hospital software providers are leveraging their position with their hospital customers to gain market share with hospital owned physician practices. Insurance providers and large physician groups are also consolidating physician offices creating additional opportunity for ambulatory software providers such as NextGen. Our strategy is to focus addressing upcoming needs of accountable care organizations around interoperability, patient engagements, population health, and data analytics. We believe that our core strength lies in the central role our software products and services play in the delivery of healthcare by the primary physician in an ambulatory setting. We intend to remain at the forefront of upcoming new regulatory requirements including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We intend to continue the development and enhancement of our software solutions to support healthcare reform and the transition from fee for service to pay for performance/quality initiatives such as accountable care organizations. Key elements of our future software development will be to continue to integrate our ambulatory and hospital products, making our products more intuitive and easy to use, and enhancing our ability to deliver our software over the cloud with the latest technology.
We also want to continue investments in our infrastructure including but not limited to product development, sales, marketing, implementation and support, to continue efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline, to add new clients through maintaining and expanding sales, marketing and product development activities and to expand our relationship with existing clients through delivery of add-on and complementary products and services while continuing our gold-standard commitment of service in support of our client satisfaction programs. We believe that our growing customer base that is using our software on a daily basis is a strategic asset, and we intend to leverage this strategic asset by expanding our product and service offerings towards this customer base.
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

We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers, or VARs. We also generate revenue from sales of hardware and third party software, implementation and training, EDI, RCM, post-contract support (maintenance), and other services, including subscriptions and hosting services, performed for clients who license our products.

Revenue from implementation and training services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period. RCM revenue is derived from service fees, which include amounts charged for ongoing billing and other related services and are generally billed to the client as a percentage of total collections. We do not recognize revenue for services fees until these collections are made as the services fees are not fixed or determinable until such time. Contract accounting is applied where services include significant software modification, development or customization.

A typical system contract contains multiple elements of the items discussed. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of those elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. We generally establish VSOE for the related undelivered elements based on the bell-shaped curve method. Maintenance VSOE for our largest clients is based on stated renewal rates only if the rate is determined to be substantive and falls within our customary pricing practices.

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

Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third-party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collection risk is high, the revenue is deferred until collection occurs or becomes probable. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of our arrangements must be negotiated at the outset of an arrangement and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users.

We have historically offered short-term rights of return in certain sales arrangements. If we are able to estimate returns for these types of arrangements, revenue is recognized, net of an allowance for returns, and these arrangements are recorded in the consolidated financial statements. If we are unable to estimate returns for these types of arrangements, revenue is not recognized in the consolidated financial statements until the rights of return expire, provided also, that all other criteria for revenue recognition have been met.

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

Development costs, consisting primarily of employee salaries and benefits, incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional external software development costs are capitalized and amortized on a straight-line basis over the estimated economic life of the related product, which is typically three years.

We periodically reassess the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

An assessment of capitalized software costs in FY 2014 determined that an impairment existed. Refer to the "Overview of Our Results - Impairment of Goodwill and Other Assets" section for details on the impairment charge recorded in the current fiscal year.
Effect if Actual Results Differ from Assumptions

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Goodwill	Judgments and Uncertainties

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

Effect if Actual Results Differ from Assumptions

In fiscal 2013 we adopted the new provisions issued by the Financial Accounting Standards Board ("FASB"), that intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. If the carrying amount of the reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. Refer to the "Overview of Our Results - Impairment of Goodwill and Other Assets" section for information regarding the impairment of goodwill at March 31, 2014.

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

During the last three fiscal years, we completed six acquisitions: Mirth, Poseidon, Matrix, ViaTrack, CQI and IntraNexus.
In accordance with the accounting for business combinations, we allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses depending on the nature of the assets being sold. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

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

Intangible assets consist of trade names and contracts, customer relationships, and software technology, all of which arose in connection with our acquisitions.
These intangible assets are recorded at fair value and are stated net of accumulated amortization. We currently amortize intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed.

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

An assessment of intangible assets in FY 2014 determined that an impairment existed. Refer to the "Overview of Our Results - Impairment of Goodwill and Other Assets" section for details on the impairment charge recorded in the current fiscal year.

Share-Based Compensation	Judgments and Uncertainties

Our stock-based compensation plans consist of stock options and restricted stock. See Note 12 of our consolidated financial statements for a complete discussion of our stock-based compensation programs.

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Expected term is estimated using historical exercise experience. Volatility is estimated by using the weighted-average historical volatility of our common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. Those inputs are then entered into the Black Scholes model to determine the estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in our consolidated statements of income.

On May 22, 2013, the Board of Directors approved its fiscal year 2014 equity incentive program for certain employees to be awarded options to purchase common stock. Under the program, executives are eligible to receive options based on meeting certain target increases in EPS performance and revenue and operating growth during fiscal year 2014. Non-executive employees are also eligible to receive options based on satisfying certain management established criteria and recommendations of senior management. The options shall be issued pursuant to the 2005 Plan, have an exercise price equal to the closing price of the Company's shares on the date of grant, a term of eight years and vesting in five equal annual installments commencing one year following the date of grant.

Compensation expense associated with the performance based awards under our 2014 incentive plan are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions.

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

Overview of Our Results

•
Consolidated revenue decreased 3.4% in the year ended March 31, 2014, as compared to the prior year period. The decrease reflects a 29.8% decline in system sales revenue, mitigated by a 6.3% growth in recurring services revenue (i.e. maintenance, EDI, RCM and other services revenues).

•
Consolidated gross profit as a percentage of revenue decreased to 50.5% in the year ended March 31, 2014, as compared to 58.8% in the prior year period. Gross profit was significantly impacted by a $20.1 million impairment charge recorded to cost of software sales during the third quarter of the current fiscal year related to the Hospital Solutions Division. See the "Impairment of Goodwill and Other Assets" section below for further information. In addition, gross profit was negatively affected by a shift in revenue mix towards recurring services and away from higher margin software license sales. Software license revenue represented 13.7% of total revenue in the current year compared to 19.2% in the prior year and recurring service revenue represented 80.5% of total revenue as compared to 73.1% in the prior year. Total gross profit from system sales declined 81.8% to $12.9 million versus $70.9 million in the prior year. Partially offsetting the decline in system sales gross profit, was an increase in gross profit from recurring services revenue, including maintenance, RCM and EDI, which grew 6.0% to $211.6 million compared to $199.6 million in the prior year. Consolidated operating income decreased 66.6% in the year ended March 31, 2014, as compared to the prior year period primarily due the decline in gross profit as mentioned above and a 34.5% increase in research and development costs.

Impairment of Goodwill and Other Assets
As reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, a goodwill impairment charge of $17.4 million was recorded during the fourth quarter of fiscal 2013 relating to the Hospital Solutions Division (the "Hospital reporting unit" or "Hospital"), which reduced the book value of goodwill associated with the division to $4.3 million. At that time, management concluded there was no impairment of intangible or other assets.

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
QSI Dental Division

•
QSI Dental Division revenue decreased 0.8% in the year ended March 31, 2014, and divisional operating income (excluding unallocated corporate expenses) decreased 6.4%, as compared to the same prior year period. The decline in operating income is the result of a decrease in system sales and higher research and development costs. It should be noted that the QSI Dental Division's new software solution, QSIDental Web ("QDW"), is being sold as a SaaS solution, which typically spreads revenue over a longer period of time rather than being recognized upfront. SaaS revenue recognized from QDW in the year ended March 31, 2014 grew to approximately $0.7 million from $0.5 million in the prior year period due to a growing number of customers moving to the QDW solution. The number of QDW users grew to over 2,500 by March 31, 2014 and is expected to continue to grow in the next year.

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

NextGen Division

•
NextGen Division revenue decreased 0.9% in the year ended March 31, 2014, as compared to the prior year period. This variance reflects a 23.1% decline in system sales revenue, mitigated by 8.6% growth in recurring service revenue, including increases of 5.3% in maintenance and 13.5% in EDI revenue. System sales at the NextGen Division have declined in recent quarters partly as a result of greater penetration of EHR software among medium and large size practice groups, which has reduced the number of sales opportunities to new customers. Consolidation of practice groups by hospitals has also put increased competitive pressure on the NextGen Division versus hospital based vendors, which possess integrated hospital and ambulatory offerings. Recurring service revenue, which consists mostly of maintenance and EDI revenue, increased 7.7% to $202.6 million and accounted for 59.4% of total NextGen Division revenue for the year ended March 31, 2014. In the same period a year ago, recurring service revenue of $188.2 million represented 54.7% of total NextGen Division revenue.

•
NextGen Division operating income (excluding unallocated corporate expenses) decreased 9.6% in the year ended March 31, 2014, as compared to the prior year period. The decline in operating income is primarily the result of a decrease in system sales as mentioned above, as well as a 16.4% increase in research and development costs in the current period.

•
Our acquisition of Mirth on September 9, 2013 added approximately $7.5 million in primarily recurring revenue and $1.0 million in operating income for the NextGen Division from the date of acquisition through March 31, 2014.

•
Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, expanding our software and service offerings supporting pay-for-performance initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, expanding our interoperability capabilities, integrating our hospital and ambulatory software products and further development and enhancements of our portfolio of specialty focused templates within our EHR software. We intend to remain at the forefront of upcoming new regulatory requirements, including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within the RCM Services Division. We believe that our acquisition of Mirth will provide improved capabilities around interoperability and improved competitiveness in our markets, as well as providing new customers and expanded markets for the NextGen Division.

•
The latest significant versions of our ambulatory software products achieved general release during the third quarter of fiscal 2014. We expect that these releases will result in significantly higher rates of amortization relative to previously capitalized software development costs reflected in our recent historical operating results. Amortization of capitalized software costs are reflected as cost of revenue on our Consolidated Statements of Comprehensive Income. Refer to Note 8, “Capitalized Software Costs” of our notes to the consolidated financial statements included elsewhere in this Report for an estimate of future amortization of capitalized software costs as of March 31, 2014. We have also noted a trend towards shorter development cycles, which impacts our rate of capitalization of software development costs. Although lower capitalization rates have no impact on our overall cash flows, it results in a higher portion of our software development costs being expensed up front, resulting in increased research and development expenses as compared to prior periods.

•
The NextGen Division’s growth is attributed to a strong brand name and reputation within the marketplace for healthcare information technology software and services and investments in sales and marketing activities, including new marketing campaigns, Internet advertising investments, trade show attendance and other expanded advertising and marketing expenditures. We have also recently expanded our relationship with certain value added resellers with significant resources both domestically and internationally.

Hospital Solutions Division

•
Hospital Solutions Division revenue decreased 50.3% in the year ended March 31, 2014, as compared to the prior year period. Revenue was negatively impacted by a 83.1% decline in system sales, a 29.3% decline in maintenance revenue, and higher write-offs and reserve accruals for anticipated sales credits.

•
The divisional operating loss (excluding unallocated corporate expenses) for the year ended March 31, 2014 was $26.8 million, as compared to a loss of $4.4 million for the prior year period. Operating results were negatively impacted by the decrease in system sales and maintenance revenues and $9.1 million in impairment charges recorded to this Division in the third quarter of the fiscal year related to the write-off of capitalized software development costs, as discussed above in the "Impairment of Goodwill and Other Assets" section.The Hospital Solutions Division has incurred losses in the last two fiscal years and is expected to continue to incur losses for the foreseeable future while we continue to invest in implementation and training, support, and development to support our customer base and maximize customer satisfaction. Our expectations about the future performance of this Division resulted in the full impairment of significant long-term assets of this Division as described above. Along with recording an impairment charge, we have also ceased capitalization and amortization of software development costs at this Division. For the last full quarter preceding the impairment, total capitalized software costs were approximately $1.2 million and total amortization of previously capitalized amounts was approximately $0.6 million.

RCM Services Division

•
RCM Services Division revenue increased 5.6% in the year ended March 31, 2014. The RCM Services Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients, as well as new clients added during the year ended March 31, 2014, partially offset by the departure of a large customer during the third and fourth quarters of fiscal 2014.

•
Operating income increased 3.5% in the year ended March 31, 2014 as compared to the prior year period primarily due to growth in RCM revenues and gross profit, partially offset by higher selling, general and administrative expenses.

•
The Company believes that a significant opportunity exists to continue cross selling RCM services to existing customers. The portion of existing NextGen Division customers who are using the RCM Services Division's services is less than 10%. Management is actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen Division's sales force towards selling RCM services. We also believe that the increased complexity related to the billing and collections process, expected to go into effect with ICD-10, will create additional opportunities for our RCM Services Division.

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

•
As a result of the Mirth acquisition, we anticipate an increase in expenses related to amortization of acquired intangible assets and acquisition related expenses (including fair value adjustments) as compared to our recent historical operating results. Refer to Note 7, “Intangible Assets” of our notes to the consolidated financial statements included elsewhere in this Report for the remaining estimated amortization of definite-lived intangible assets as of March 31, 2014, which includes the estimated future impact of amortization related to intangible assets acquired from Mirth. In addition, the purchase accounting valuation of the Mirth acquisition resulted in a $5.2 million discount related to the share-based purchase consideration. Such discount is being amortized over a three year period ending September 2016. This amortization is reflected as a component of our selling, general and administrative operating expenses.

The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
	2014	2013	2012
Revenues:
Software and hardware	13.7%	19.2%	28.5%
Implementation and training services	5.8	7.6	6.1
System sales	19.5	26.9	34.6
Maintenance	36.0	34.1	32.3
Electronic data interchange services	15.1	13.0	11.5
Revenue cycle management and related services	14.2	12.9	10.6
Other services	15.2	13.2	11.0
Maintenance, EDI, RCM and other services	80.5	73.1	65.4
Total revenues	100.0	100.0	100.0
Cost of revenue:
Software and hardware	9.9	4.7	4.3
Implementation and training services	6.7	6.7	5.0
Total cost of system sales	16.6	11.4	9.2
Maintenance	5.1	4.4	4.0
Electronic data interchange services	9.6	8.3	7.5
Revenue cycle management and related services	10.4	9.4	8.0
Other services	7.8	7.6	6.4
Total cost of maintenance, EDI, RCM and other services	32.9	29.8	25.9
Total cost of revenue	49.5	41.2	35.2
Gross profit	50.5	58.8	64.8
Operating expenses:
Selling, general and administrative	33.6	32.2	30.0
Research and development costs	9.3	6.7	7.3
Amortization of acquired intangible assets	1.1	1.1	0.5
Impairment of goodwill	1.3	3.8	0.0
Total operating expenses	45.3	43.8	37.8
Income from operations	5.2	15.0	27.0
Interest income, net	0.1	0.0	0.1
Other income (expense), net	(0.1)	0.0	0.0
Income before provision for income taxes	5.2	15.0	27.1
Provision for income taxes	1.6	5.7	9.5
Net income	3.5%	9.3%	17.6%

Comparison of the Fiscal Years Ended March 31, 2014 and March 31, 2013
Net Income. Our net income for the year ended March 31, 2014 was $15.7 million, or $0.26 per share on both a basic and fully diluted basis. In comparison, we earned $42.7 million, or $0.72 per share on both a basic and fully diluted basis for the year ended March 31, 2013. The change in net income for the year ended March 31, 2014 was primarily attributed to the following:

•
an 81.8% decrease in consolidated system sales gross profit as a result of a $20.1 million impairment charge recorded to cost of software sales related to the Hospital Solutions Division and reduced software license sales due to a number of factors, including higher adoption rates by large physician groups resulting in a lower number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension of the deadline to adopt stage two meaningful use requirements until calendar 2014;

•
a 191.0% decline in implementation and training services gross profit (loss) from $4.1 million for the year ended March 31, 2013 to $(3.8) million for the year ended March 31, 2014 as a result of reduced utilization rates due to the lack of expected demand from our customers related to upgrade assistance for ICD-10, for which the deadline to comply with its requirements was delayed from October 2014 to at least October 2015; offset by

•	an increase in gross profit from recurring service revenue, including maintenance, RCM and EDI which grew 1.0%, 6.0% and 16.0%, respectively, compared to the prior year period; and

•	an $18.9 million decrease in the provision for income taxes due to lower taxable income in comparison to the prior year period.
Revenue. Revenue for the year ended March 31, 2014 decreased 3.4% to $444.7 million from $460.2 million for the year ended March 31, 2013. NextGen Division revenue decreased 0.9% to $341.1 million from $344.3 million in the year ended March 31, 2014, QSI Dental Division revenue decreased 0.8% to $19.8 million from $20.0 million, and the Hospital Solutions Division revenue decreased 50.3% to $15.6 million from $31.4 million in the same prior year period. These decreases in revenue were partially offset by an increase in revenue for the RCM Services Division, which increased 5.6% to $68.1 million from $64.5 million.
System Sales. Revenue earned from company-wide sales of systems for the year ended March 31, 2014 decreased 29.8% to $86.8 million from $123.6 million in the prior year period.

The decrease in system sales was driven primarily by lower sales of software to both new and existing clients for both the NextGen and Hospital Solutions Divisions. For the NextGen Division, revenue from system sales decreased 23.1%, or $23.9 million, to $79.6 million during the year ended March 31, 2014 from $103.5 million during the same prior year period while system sales revenues at the Hospital Solutions Division decreased $11.6 million to $2.4 million in the year ended March 31, 2014 as compared to $14.0 million in the same prior year period.
The following table breaks down our reported system sales into software, hardware and third-party software, and implementation and training services components on a consolidated and divisional basis for the years ended March 31, 2014 and 2013 (in thousands):

	Software	Hardware and Third Party Software	Implementation and Training Services	Total System Sales
Fiscal Year Ended March 31, 2014
QSI Dental Division	$1,883	$1,228	$1,300	$4,411
NextGen Division	55,854	4,776	18,988	79,618
Hospital Solutions Division	(3,492)	194	5,660	2,362
RCM Services Division	391	—	—	391
Consolidated	$54,636	$6,198	$25,948	$86,782
Fiscal Year Ended March 31, 2013
QSI Dental Division	$2,085	$1,733	$1,599	$5,417
NextGen Division	71,862	5,697	26,002	103,561
Hospital Solutions Division	5,717	1,045	7,207	13,969
RCM Services Division	431	2	200	633
Consolidated	$80,095	$8,477	$35,008	$123,580
NextGen Division software license revenue decreased 22.3% in the year ended March 31, 2014 versus the same period last year. The Division's software revenue accounted for 70.2% of divisional system sales revenue during the year ended March 31, 2014 compared to 69.4% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
Hospital Solutions Division software license revenue decreased 161.1% in the year ended March 31, 2014 versus the same period last year due to higher write-offs and accruals for anticipated sales credits, combined with significantly lower software sales to new and existing customers.
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
During the year ended March 31, 2014, 6.0% of the NextGen Division's system sales revenue was represented by hardware and third-party software compared to 5.5% during the same period a year ago. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each period depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division's sales arrangements is typically at the request of our clients.

Implementation and training revenue related to system sales at the NextGen Division decreased 27.0% in the year ended March 31, 2014 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 21.5%, in the year ended March 31, 2014 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. It should be noted that we have experienced a decline in the level of systems sales in recent quarters which in turn resulted in a decline in the amount of implementation services sold. We have not reduced our staffing levels in spite of the decline in revenue as we believe that the demand for services is going to increase especially as our customers implement the newest release of our core ambulatory software products, which support new ICD-10 billing requirements.
Maintenance, EDI, RCM and Other Services. For the year ended March 31, 2014, our company-wide revenue from maintenance, EDI, RCM and other services grew 6.3% to $357.9 million from $336.6 million in the same prior year period. The increase is primarily due to an increase in maintenance, EDI and other services revenue from the NextGen Division and an increase in revenue from the RCM Services Division.
Total NextGen Division maintenance revenue for the year ended March 31, 2014 grew 5.3% to $141.0 million from $133.9 million for the same prior year period while NextGen Division EDI revenue grew 13.5% to $61.6 million compared to $54.3 million in the same prior year period. Maintenance revenue for the NextGen Division increased by $7.1 million for the year ended March 31, 2014 as compared to the same prior year period. The growth in maintenance revenue is primarily a result of increases related to net additional licenses from new and existing clients. The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base while the growth in RCM revenue is primarily attributable to organic growth. We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients.
Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals, consulting services, SaaS fees and hosting services, increased 11.9% to $58.9 million in the year ended March 31, 2014 from $52.6 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers as well as the addition of Mirth subscription revenue in the current year.
QSI Dental Division maintenance, EDI and other services revenue for the year ended March 31, 2014 was $15.4 million compared to $14.6 million for the same prior year period. For the year ended March 31, 2014, RCM revenue for the RCM Services Division grew $3.8 million, or 6.3%, to $63.0 million compared to $59.2 million in the same prior year period. For the Hospital Solutions Division, maintenance, EDI and other services revenue for the year ended March 31, 2014 decreased 24.0% as compared to the same prior year period due to a decline in maintenance revenue related to higher accruals for anticipated sales credits and lower amounts of maintenance services provided to existing customers.
The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the years ended March 31, 2014 and 2013 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Fiscal Year Ended March 31, 2014
QSI Dental Division	$8,401	$5,463	$—	$1,565	$15,429
NextGen Division	141,026	61,606	—	58,870	261,502
Hospital Solutions Division	9,981	144	—	3,127	13,252
RCM Services Division	652	82	62,976	3,992	67,702
Consolidated	$160,060	$67,295	$62,976	$67,554	$357,885
Fiscal Year Ended March 31, 2013
QSI Dental Division	$7,902	$5,152	$—	$1,519	$14,573
NextGen Division	133,904	54,281	—	52,569	240,754
Hospital Solutions Division	14,126	41	—	3,277	17,444
RCM Services Division	839	235	59,219	3,585	63,878
Consolidated	$156,771	$59,709	$59,219	$60,950	$336,649
Cost of Revenue. Cost of revenue for the year ended March 31, 2014 increased 16.1% to $220.2 million from $189.7 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 49.5% from 41.2% driven primarily by the following factors: (a) the $20.1 million impairment charge recorded to cost of software sales related to the Hospital Solutions Division, (b) higher percentage of lower margin revenue streams such as EDI and RCM services and (c) slight cost increases across all revenue categories, except for implementation and training services.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2014 and 2013 (in thousands):

	Fiscal Year Ended March 31,
	2014	%	2013	%
QSI Dental Division
Revenue	$19,840	100.0%	$19,990	100.0%
Cost of revenue	10,210	51.5%	10,453	52.3%
Gross profit	$9,630	48.5%	$9,537	47.7%
NextGen Division
Revenue	$341,120	100.0%	$344,315	100.0%
Cost of revenue	120,300	35.3%	114,788	33.3%
Gross profit	$220,820	64.7%	$229,527	66.7%
Hospital Solutions Division
Revenue	$15,614	100.0%	$31,413	100.0%
Cost of revenue	27,170	174.0%	16,703	53.2%
Gross profit (loss)	$(11,556)	(74.0)%	$14,710	46.8%
RCM Services Division
Revenue	$68,093	100.0%	$64,511	100.0%
Cost of revenue	47,934	70.4%	45,008	69.8%
Gross profit	$20,159	29.6%	$19,503	30.2%
Unallocated cost of revenue (1)	$14,549	N/A	$2,700	N/A
Consolidated
Revenue	$444,667	100.0%	$460,229	100.0%
Cost of revenue	220,163	49.5%	189,652	41.2%
Gross profit	$224,504	50.5%	$270,577	58.8%
____________________

(1)	Relates to the amortization of acquired software technology intangible assets
Consolidated gross profit margins decreased for the year ended March 31, 2014 compared to the same prior year period primarily due to a significant decrease in software sales during the current year. Additionally, the gross profit margin was negatively impacted by the impairment charge on current year cost of revenue, which totaled $9.1 million and $11.0 million for the Hospital Solutions Division and the unallocated cost of revenue, respectively.
Gross profit (loss) for the Hospital Solutions Division decreased to (74.0)% for the three months ended March 31, 2014 as compared to 46.8% for the same prior year period primarily due to the $9.1 million impairment charge recorded to cost of revenue, as well as significant declines in system sales revenues, implementation and training, and maintenance gross profit. The change in maintenance gross profit was primarily a result of increased accruals for anticipated sales credits in the current period.
Gross profit margins in the QSI Dental Division and RCM Services Division remained consistent compared to the same prior year period with a change of less than 1.0% in each division's respective gross margin percentages.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the years ended March 31, 2014 and 2013:

	Software	Hardware and Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit (Loss)
Fiscal Year Ended March 31, 2014
QSI Dental Division	6.4%	5.3%	21.9%	13.7%	4.2%	51.5%	48.5%
NextGen Division	3.6%	1.3%	12.5%	10.8%	7.1%	35.3%	64.7%
Hospital Solutions Division	66.3%	2.9%	78.6%	0.5%	25.7%	174.0%	(74.0)%
RCM Services Division	—%	—%	46.3%	0.8%	23.3%	70.4%	29.6%
Consolidated	8.6%	1.3%	20.4%	9.0%	10.2%	49.5%	50.5%
Fiscal Year Ended March 31, 2013
QSI Dental Division	6.3%	8.7%	19.8%	13.6%	3.9%	52.3%	47.7%
NextGen Division	2.6%	1.6%	12.1%	9.3%	7.7%	33.3%	66.7%
Hospital Solutions Division	2.0%	3.4%	28.9%	0.1%	18.8%	53.2%	46.8%
RCM Services Division	—%	—%	45.3%	1.0%	23.5%	69.8%	30.2%
Consolidated	2.9%	1.8%	18.3%	7.7%	10.5%	41.2%	58.8%
The cost of software at the Hospital Solutions Division increased significantly to 66.3% during the year end March 31, 2014 as compared to 2.0% in the same prior year period due to the $9.1 million impairment charge recorded to cost of software, which resulted in negative gross margins at the division for the year ended March 31, 2014.
During the year ended March 31, 2014, hardware and third-party software constituted a slightly lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.
Our payroll and benefits expense associated with delivering our products and services increased to 20.4% of consolidated revenue in the year ended March 31, 2014 compared to 18.3% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $84.1 million in the year ended March 31, 2013 to $90.8 million in the year ended March 31, 2014, an increase of 8.0%, or approximately $6.7 million. Of the $6.7 million increase, approximately $2.3 million of the increase is related to the RCM Services Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $0.8 million in the NextGen Division and $3.2 million for the Hospital Solutions Division for the year ended March 31, 2014 are primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. The QSI Dental Division experienced a slight $0.4 million increase in payroll and benefits expense compared to the same prior year period. The amount of share-based compensation expense included in cost of revenue was not significant for both the years ended March 31, 2014 and 2013.
Other cost of revenue, which primarily consists of third-party annual license, hosting costs, third party implementation and consulting services, and outsourcing costs, decreased slightly to 10.2% of total revenue during the year ended March 31, 2014 as compared to 10.5% for the same period a year ago.
As a result of the foregoing events and activities, our gross profit percentage decreased to 50.5% for the year ended March 31, 2014 versus 58.8% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 2014 increased 0.6% to $149.2 million as compared to $148.4 million for the same prior year period. The increase in these expenses resulted primarily from:

•	$2.8 million increase in rent and other facilities costs;

•	$2.4 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$1.6 million increase in equipment depreciation expense;

•	$1.3 million increase in legal expenses;

•	$0.9 million net increase in other selling and administrative expenses, partially offset by

•	$5.4 million decrease in bad debt expense as a result of improved collections and fewer customers with specific reserves for bad debt; and

•	$2.7 million decrease in sales commissions as a result of lower sales.
Share-based compensation expense was approximately $1.8 million and $1.9 million for the years ended March 31, 2014 and 2013, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 32.2% in the year ended March 31, 2013 to 33.6% in the year ended March 31, 2014.
Research and Development Costs. Research and development costs for the years ended March 31, 2014 and 2013 were $41.5 million and $30.9 million, respectively. Research and development costs as a percentage of revenue increased to 9.3% in the year ended March 31, 2014 from 6.7% for the prior year period. The increase in research and development expenses is primarily due to the reduction in capitalized software costs in the current period resulting from the recent releases of the latest versions of ambulatory software products, a trend towards shorter development cycles resulting in lower rates of software development costs capitalization, the inclusion of research and development costs for Mirth, as well as the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new products including NextGen Knowledge Base Model ("KBM"), NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen HIE, NextGen Patient Portal (“NextMD.com”), and NextGen Health Quality Measures (“HQM”), and other enhancements to our existing products.
Additions to capitalized software costs offset increases in research and development costs. For the years ended March 31, 2014 and 2013, our additions to capitalized software were $20.8 million and $29.5 million, respectively, as we continue to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and hospital products. The decrease in capitalized software added in the year ended March 31, 2014 is primarily the result of the recent releases of the latest versions of ambulatory software products and a trend towards shorter development cycles, as mentioned above, as well as the cessation of software development costs capitalization at the Hospital Solutions Division as a result of the recent impairment charge. For the years ended March 31, 2014 and 2013, total research and development expenditures including costs expensed and costs capitalized were $62.3 million and $60.4 million, respectively. We intend to continue to invest heavily in research and development expenses as we develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the years ended March 31, 2014 and 2013.
Amortization of Acquired Intangible Assets. Amortization included in operating expense related to acquired intangible assets for the years ended March 31, 2014 and 2013 was $4.8 million and $4.9 million, respectively.
Impairment of Goodwill and Other Assets. Refer to "Overview of Our Results - Impairment of Goodwill and Other Assets" above for details on the $26.0 million impairment charge recorded in the current period of which $5.9 million was recorded to operating expenses and $20.1 million was recorded to cost of software revenue.
Provision for Income Taxes. The provision for income taxes for the years ended March 31, 2014 and 2013 was $7.3 million and $26.2 million, respectively. The effective tax rates were 31.8% and 38.0% for the years ended March 31, 2014 and 2013, respectively. The effective rate for the year ended March 31, 2014 decreased as compared to the prior year period due to a net benefit from the federal research and development tax credit and a benefit in qualified production activities deduction resulting from reduced profits in fiscal 2014. The federal research and development tax credit statute expired on December 31, 2011 and was retroactively enacted through December 31, 2013 in January 2013.
During the years ended March 31, 2014 and 2013, we recognized research and development tax credits of approximately $1.2 million and $1.5 million, respectively. The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code (“IRC”) of approximately $3.2 million and $9.0 million (pre-tax) during the years ended March 31, 2014 and 2013, respectively. Research and development credits and the qualified production activities income deduction calculated by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision. We expect to receive the full benefit of the deferred tax assets recorded with the exception of a specific state tax credit for which we have recorded a valuation allowance.

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

•
a decrease in the provision for income taxes primarily due to the extension of the research and development tax credit in the current year, as well as lower taxable income in comparison to the prior year period.

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

NextGen Division software license revenue decreased 28.5% in the year ended March 31, 2013 versus the same prior year period. The Division's software revenue accounted for 69.4% of divisional system sales revenue during the year ended March 31, 2013 compared to 81.0% during the same prior year period. Our decline in software revenue was related to a number of factors including higher adoption rates by large physician groups which resulted in a smaller number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension to the deadline to adopt stage two meaningful use requirements until calendar 2014.
During the year ended March 31, 2013, 5.5% of the NextGen Division's system sales revenue was represented by hardware and third-party software compared to 3.9% during the same prior year period. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software revenue fluctuates each period depending on the needs of clients. The inclusion of hardware and third-party software in the NextGen Division's sales arrangements is typically at the request of our clients.
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
Total NextGen Division maintenance revenue for the year ended March 31, 2013 grew 14.9% to $133.9 million from $116.5 million for the same prior year period while NextGen Division EDI revenue grew 22.8% to $54.3 million compared to $44.2 million in the same prior year period. Other services revenue for the NextGen Division, which consists primarily of third-party annual software license renewals,` consulting services, SaaS fees and hosting services, increased 29.4% to $52.6 million in the year ended March 31, 2013 from $40.6 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers.
The Hospital Solutions Division maintenance, EDI and other services revenue for the year ended March 31, 2013 increased 4.4% as compared to the same prior year period primarily due to an increase in other services revenue. For the year ended March 31, 2013, RCM revenue for the RCM Services Division grew $13.6 million, or 29.9%, to $59.2 million compared to $45.6 million in the same prior year period. RCM revenue was positively impacted by the acquisition of Matrix which contributed $12.5 million in the year ended March 31, 2013.
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
Our payroll and benefits expense associated with delivering our products and services increased to 18.3% of consolidated revenue in the year ended March 31, 2013 compared to 17.2% during the same prior year period. The absolute level of consolidated payroll and benefit expenses grew from $73.9 million in the year ended March 31, 2011 to $84.1 million in the year ended March 31, 2013, an increase of 13.8%, or approximately $10.2 million. Of the $10.2 million increase, approximately $6.0 million of the increase is related to the RCM Services Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $1.5 million in the NextGen Division and $3.2 million for the Hospital Solutions Division for the year ended March 31, 2013 were primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. The QSI Dental Division experienced a slight decrease in payroll and benefits expense compared to the same prior year period. The amount of share-based compensation expense included in cost of revenue was not significant for both the years ended March 31, 2013 and 2012.
Other cost of revenue, which primarily consists of third-party annual license, hosting costs, third party implementation and consulting services, and outsourcing costs, increased to 13.4% of total revenue during the year ended March 31, 2013 as compared to 9.9% for the same prior year period. The Hospital Solutions Division utilized third parties to perform a larger portion of implementation services in fiscal 2013, resulting in higher other costs compared to the prior year.
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
Share-based compensation expense was approximately $1.9 million and $2.9 million for the years ended March 31, 2013 and 2012, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 30.0% in the year ended March 31, 2012 to 32.2% in the year ended March 31, 2013.
Research and Development Costs. Research and development costs for the years ended March 31, 2013 and 2012 were $30.9 million and $31.4 million, respectively. Research and development costs as a percentage of revenue decreased to 6.7% in the year ended March 31, 2013 from 7.3% for the prior year period. The slower growth in research and development expenses was primarily due to the achievement of technological feasibility for a major project, allowing us to begin to capitalize costs related to this project in the current year, offset by continued investment in enhancements to our specialty template development, preparation for ICD10 requirements, new products including NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen HIE (formerly Community Health Solution), NextGen Patient Portal (“NextMD.com”), and NextGen HQM, and other enhancements to our existing products. Additions to capitalized software costs offset increases in research and development costs. For the years ended March 31, 2013 and 2012, our additions to capitalized software were $29.5 million and $13.1 million, respectively, as we continued to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and hospital products. The increase in capitalized software added in the year ended March 31, 2013 included $3.0 million paid for the source code of a pharmacy system which supports customers in the Hospital Solutions Division as well as greater investment in this division. For the years ended March 31, 2013 and 2012, total research and development expenditures including costs expensed and costs capitalized were $60.4 million and $44.5 million, respectively. Share-based compensation expense included in research and development costs was not significant for the years ended March 31, 2013 and 2012.
Amortization of Acquired Intangible Assets. Amortization included in operating expense related to acquired intangible assets for the years ended March 31, 2013 and 2012 was $4.9 million and $2.2 million, respectively.
Impairment of Goodwill. During the second quarter of fiscal 2013, the operating performance of the Hospital reporting unit weakened, relative to the historic performance of this division. Revenues and operating results further declined during the third quarter of 2013. Accordingly, we assessed the conditions giving rise to the operating performance and evaluated the carrying amount of Hospital's goodwill balance. At such time, we concluded that the fair value of the Hospital reporting unit exceeded the carrying amount of the related goodwill, and therefore the value of the goodwill required no impairment. During the latter part of the quarter ended March 31, 2013, however, we reassessed the short-term and longer-term business strategies and operating expectations relating to the Hospital Solutions Division. From this assessment, we concluded that it was necessary to re-evaluate Hospital's goodwill for impairment during the fourth quarter of fiscal 2013.

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
During the years ended March 31, 2013 and 2012, we recognized research and development tax credits of approximately $1.5 million and $1.0 million, respectively. The Company also claimed the qualified production activities deduction under Section 199 of the IRC of approximately $9.0 million and $10.0 million (pre-tax) during the years ended March 31, 2013 and 2012, respectively. Research and development credits and the qualified production activities income deduction calculated by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the years ended March 31, 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Cash and cash equivalents and marketable securities	$113,801	$118,011	$139,431
Net increase (decrease) in cash and cash equivalents and marketable securities	$(4,210)	$(21,420)	$21,694
Net income	$15,680	$42,724	$75,657
Net cash provided by operating activities	$104,140	$68,041	$78,105
Number of days of sales outstanding (1)	87	122	122
___________________________
(1) Days sales outstanding is equal to accounts receivable, net divided by average daily revenue

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
The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Net income	$15,680	$42,724	$75,657
Non-cash expenses	54,791	42,824	14,932
Cash from net income (as adjusted)	70,471	85,548	90,589
Change in accounts receivable	40,548	(7,988)	(10,389)
Change in other assets and liabilities	(6,879)	(9,519)	(2,095)
Net cash provided by operating activities	$104,140	$68,041	$78,105

Net cash provided by operating activities for the years ended March 31, 2014, 2013 and 2012 was approximately $104.1 million, $68.0 million and $78.1 million, respectively. Cash from operations increased significantly for the year ended March 31, 2014 as compared to the prior year primarily resulting from a $40.5 million decrease in accounts receivable and a $11.2 million reduction in net income taxes paid, partially offset by a decrease in our cash from net income and changes in other assets and liabilities. The increase in cash flows attributable to accounts receivable activity is primarily due to the enhanced capabilities of our enterprise resource planning software, which resulted in increased effectiveness of our collections activities, and additional emphasis on working capital management in the current period as reflected by a reduction of days sales outstanding (“DSO”) in comparison to the prior year period. Specifically, DSO decreased to 87 days for the year ended March 31, 2014, as compared to 122 days in the prior year.
Cash Flows from Investing Activities

Net cash used in investing activities for the years ended March 31, 2014, 2013 and 2012 was $63.8 million, $53.6 million and $34.9 million, respectively. The $10.2 million increase in net cash used in investing activities during March 31, 2014 compared to the prior year is primarily due to the $35.0 million of cash paid for the acquisition of Mirth, partially offset by a decrease in additions to capitalized software and equipment and improvements in the current year and cash paid for the acquisitions of Poseidon and Matrix in the prior year.
Cash Flows from Financing Activities
Net cash used in financing activities for the years ended March 31, 2014, 2013 and 2012 was $43.2 million, $42.9 million and $25.4 million, respectively. During the year ended March 31, 2014, we received proceeds of $2.2 million from the exercise of stock options, paid $42.2 million in dividends to shareholders, and paid $3.4 million in contingent consideration related to acquisitions compared to proceeds of $0.9 million from the exercise of stock options, payment of $41.5 million in dividends to shareholders and payment of $2.4 million in contingent consideration during the year ended March 31, 2013 and proceeds of $12.8 million from the exercise of stock options, payment of $41.0 million in dividends to shareholders and payment of $1.3 million in contingent consideration during the year ended March 31, 2012.
We recorded a reduction in our tax benefit from share-based compensation of $0.2 million, $0.1 million and $4.1 million for the year ended March 31, 2014, 2013 and 2012, respectively, related to tax deductions received from stock option exercises. The benefit was recorded as additional paid in capital.
Cash and Cash Equivalents and Marketable Securities
At March 31, 2014, we had combined cash and cash equivalents and marketable securities of $113.8 million, compared to $118.0 million as of March 31, 2013. This decrease principally reflects the $35.0 million expended for the purchase of Mirth in September 2013, mitigated by the continued decrease in DSO and emphasis on working capital management in the current year.
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
In January 2007, our Board of Directors adopted a practice whereby we intend to pay a regular quarterly dividend on our outstanding common stock, subject to further review and approval, sufficiency of funds and the establishment of record and distribution dates by our Board of Directors prior to the declaration of each such quarterly dividend. We anticipate that future quarterly dividends, if and when declared by our Board of Directors pursuant to this practice, would likely be distributable on or about the fifth day of each of the months of January, April, July and October. The Board of Directors has historically shown a strong commitment to the payment of a regular dividend and will continue to evaluate the continued payment of dividends based on our operating cash flows and future capital requirements.
On May 28, 2014, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of June 13, 2014 with an expected distribution date on or about July 3, 2014.
Our Board of Directors declared the following dividends during the periods presented (stock split adjusted):

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 22, 2013	June 14, 2013	July 5, 2013	$0.175
July 24, 2013	September 13, 2013	October 4, 2013	0.175
October 23, 2013	December 13, 2013	January 3, 2014	0.175
January 22, 2014	March 14, 2014	April 4, 2014	0.175
Fiscal year 2014			$0.700
May 24, 2012	June 15, 2012	July 3, 2012	$0.175
July 25, 2012	September 14, 2012	October 5, 2012	0.175
October 25, 2012	December 14, 2012	December 28, 2012	0.175
January 23, 2013	March 15, 2013	April 5, 2013	0.175
Fiscal year 2013			$0.700
May 25, 2011	June 17, 2011	July 5, 2011	$0.175
July 27, 2011	September 19, 2011	October 5, 2011	0.175
October 26, 2011	December 20, 2011	January 5, 2012	0.175
January 25, 2012	March 20, 2012	April 5, 2012	0.175
Fiscal year 2012			$0.700

Management believes that its cash, cash equivalents and marketable securities on hand at March 31, 2014, together with its cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for the next twelve months. Our Board of Directors will continue to evaluate the strategic use of our cash towards payment of dividends in light of both working capital and capital expenditure requirements.
Contractual Obligations
The following table summarizes our significant contractual obligations at March 31, 2014 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2015	2016	2017	2018	2019	2020 and beyond
Operating lease obligations	$30,756	$8,247	$7,776	$5,855	$5,146	$1,971	$1,761
Contingent consideration and other acquisition related liabilities (excluding share-based payments)	1,243	618	313	312	—	—	—
Total	$31,999	$8,865	$8,089	$6,167	$5,146	$1,971	$1,761

The deferred compensation liability as of March 31, 2014 was $4,809, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

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
Although we have international operations, the impact of foreign currency fluctuations have not been material to our financial position or operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See our consolidated financial statements identified in the Index to Financial Statements appearing under “Item 15. Exhibits and Financial Statement Schedules” of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of March 31, 2014, the end of the period covered by this Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 in making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in Item 15 of Part IV of this Report, "Exhibits and Financial Statement Schedules."
Changes in Internal Control over Financial Reporting
On September 9, 2013, we completed our acquisition of Mirth Corporation, now a wholly-owned subsidiary whose total assets and total revenues represent 1.4% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2014. In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2014, we have elected to exclude Mirth Corporation from our evaluation for fiscal year 2014 as permitted under existing SEC rules. We are currently in the process of integrating Mirth Corporation's historical internal controls over financial reporting with the rest of the Company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in fiscal year 2015.

During the year ended March 31, 2014, there were no other changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Shareholders’ Meeting to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	55

Consolidated Balance Sheets as of March 31, 2014 and 2013	56

Consolidated Statements of Comprehensive Income — Years Ended March 31, 2014, 2013 and 2012	57

Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2014, 2013 and 2012	60

Consolidated Statements of Cash Flows — Years Ended March 31, 2014, 2013 and 2012	61

Notes to Consolidated Financial Statements	62

(2) The following supplementary financial statement schedule of Quality Systems, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

Schedule II — Valuation and Qualifying Accounts	83

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

Index to Exhibits	84

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Share Purchase Agreement by and among Quality Systems, Inc., each of the shareholders of Mirth Corporation identified on Annex A thereto, and Jon Teichrow dated as of September 9, 2013, is hereby incorporated by reference to Exhibit 2.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

10.3*	Amended and Restated 1998 Stock Option Plan is hereby incorporated by reference to Exhibit 10.10.1 of the registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.4*	Second Amended and Restated 2005 Stock Option and Incentive Plan is incorporated by reference to Appendix to the registrant’s Definitive Proxy Statement on Schedule 14A filed on July 1, 2011.

10.5*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 5, 2007.

10.6*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 5, 2007.

10.7*	Employment Agreement with Steven Plochocki is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 12, 2008.

10.8*	2009 Quality Systems, Inc. Amended and Restated Deferred Compensation Plan.

10.9*	Form of Outside Directors Amended and Restated Restricted Stock Agreement is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed February 2, 2010.

10.10*	Form of Outside Director's Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 15, 2011.

10.11*
Employment Arrangement dated September 19, 2012 between Quality Systems, Inc., and Daniel Morefield, is incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on September 25, 2012.

10.12*	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 28, 2013.

10.13*	Form of Executive Officer Restricted Stock Agreement is incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed May 28, 2013.

10.14*	Description of 2014 Director Compensation Program is incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed May 28, 2013.

10.15
Agreement by and among Quality Systems, Inc., the Clinton Group, Inc. and certain of its affiliates, dated as of July 17, 2013, is hereby incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed July 17, 2013.

10.16*	Description of 2015 Director Compensation Program is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 29, 2014.

10.17**	Form of Performance-Based Restricted Stock Unit Agreement.

21***	List of subsidiaries.

23.1***	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1***	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation

101.LAB****	XBRL Taxonomy Extension Label

101.PRE****	XBRL Taxonomy Extension Presentation
____________________

*	This exhibit is a management contract or a compensatory plan or arrangement.

**	This exhibit is a compensatory arrangement and is filed herewith.

***	Filed herewith.

****
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

Date: May 29, 2014
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

Signature	Title	Date

/s/ Sheldon Razin	Chairman of the Board and Director	May 29, 2014
Sheldon Razin

/s/ Steven T. Plochocki	Chief Executive Officer (Principal Executive Officer) and Director	May 29, 2014
Steven T. Plochocki

/s/ Paul A. Holt	Chief Financial Officer (Principal Accounting Officer) and Executive Vice President	May 29, 2014
Paul A. Holt

/s/ Craig Barbarosh	Director	May 29, 2014
Craig Barbarosh

/s/ George Bristol	Director	May 29, 2014
George Bristol

/s/ James Malone	Director	May 29, 2014
James Malone

/s/ Morris Panner	Director	May 29, 2014
Morris Panner

/s/ Russell Pflueger	Director	May 29, 2014
Russell Pflueger

/s/ Lance Rosenzweig	Director	May 29, 2014
Lance Rosenzweig

	Director	May 29, 2014
Jeffrey H. Margolis

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Quality Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Quality Systems, Inc. and its subsidiaries at March 31, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Mirth Corporation from its assessment of internal control over financial reporting as of March 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Mirth Corporation from our audit of internal control over financial reporting. Mirth Corporation is a wholly-owned subsidiary whose total assets and total revenues represent 1.4% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2014.

/s/ PricewaterhouseCoopers LLP
Orange County, California
May 29, 2014

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$103,145	$105,999
Restricted cash (Note 2)	4,351	5,488
Marketable securities	10,656	12,012
Accounts receivable, net (Note 9)	110,181	148,257
Inventories	834	710
Income taxes receivable	8,366	—
Deferred income taxes, net	11,690	12,140
Other current assets	11,135	12,720
Total current assets	260,358	297,326
Equipment and improvements, net	22,801	21,887
Capitalized software costs, net	39,152	39,781
Intangibles, net	33,016	27,550
Goodwill	72,804	45,761
Other assets	16,927	10,750
Total assets	$445,058	$443,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,888	$11,501
Deferred revenue	71,077	65,207
Accrued compensation and related benefits	15,953	11,915
Income taxes payable	—	1,480
Dividends payable	10,686	10,418
Other current liabilities	18,282	26,508
Total current liabilities	123,886	127,029
Deferred revenue, net of current	2,187	1,219
Deferred compensation	4,809	3,809
Other noncurrent liabilities	19,086	3,949
Total liabilities	149,968	136,006
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 60,206 and 59,543 shares at March 31, 2014 and 2013, respectively	602	595
Additional paid-in capital	194,739	179,743
Accumulated other comprehensive loss	(182)	(11)
Retained earnings	99,931	126,722
Total shareholders’ equity	295,090	307,049
Total liabilities and shareholders’ equity	$445,058	$443,055

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2014	2013	2012
Revenues:
Software and hardware	$60,834	$88,572	$122,407
Implementation and training services	25,948	35,008	26,391
System sales	86,782	123,580	148,798
Maintenance	160,060	156,771	138,832
Electronic data interchange services	67,295	59,709	49,259
Revenue cycle management and related services	62,976	59,219	45,572
Other services	67,554	60,950	47,374
Maintenance, EDI, RCM and other services	357,885	336,649	281,037
Total revenues	444,667	460,229	429,835
Cost of revenue:
Software and hardware	44,226	21,750	18,399
Implementation and training services	29,681	30,896	21,298
Total cost of system sales	73,907	52,646	39,697
Maintenance	22,590	20,316	17,104
Electronic data interchange services	42,567	38,350	32,422
Revenue cycle management and related services	46,203	43,324	34,295
Other services	34,896	35,016	27,705
Total cost of maintenance, EDI, RCM and other services	146,256	137,006	111,526
Total cost of revenue	220,163	189,652	151,223
Gross profit	224,504	270,577	278,612
Operating expenses:
Selling, general and administrative	149,214	148,353	128,846
Research and development costs	41,524	30,865	31,369
Amortization of acquired intangible assets	4,805	4,859	2,198
Impairment of goodwill and other assets	5,873	17,400	—
Total operating expenses	201,416	201,477	162,413
Income from operations	23,088	69,100	116,199
Interest income (expense), net	269	(107)	247
Other expense, net	(356)	(79)	(139)
Income before provision for income taxes	23,001	68,914	116,307
Provision for income taxes	7,321	26,190	40,650
Net income	$15,680	$42,724	$75,657
Other comprehensive income (loss):
Foreign currency translation (net of $0 tax)	(107)	34	(3)
Unrealized loss on available-for-sale ("AFS") securities (net of $0 tax)	(64)	—	(42)
Comprehensive income	$15,509	$42,758	$75,612
Net income per share:
Basic	$0.26	$0.72	$1.29
Diluted	$0.26	$0.72	$1.28
Weighted-average shares outstanding:
Basic	59,918	59,392	58,729
Diluted	60,134	59,462	59,049
Dividends declared per common share	$0.70	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2011	58,068	$581	$132,968	$91,121	$—	$224,670
Exercise of stock options and issuance of restricted stock	735	7	12,783	—	—	12,790
Common stock issuance for earnout settlement	286	3	11,885	—	—	11,888
Common stock issuance for acquisitions	91	1	3,931	—	—	3,932
Tax benefit resulting from exercise of stock options	—	—	4,145	—	—	4,145
Stock-based compensation	—	—	3,321	—	—	3,321
Dividends declared	—	—	—	(41,181)	—	(41,181)
Components of other comprehensive loss:
Unrealized loss on AFS securities	—	—	—	—	(42)	(42)
Translation adjustments	—	—	—	—	(3)	(3)
Net income	—	—	—	75,657	—	75,657
Balance, March 31, 2012	59,180	592	169,033	125,597	(45)	295,177
Exercise of stock options and issuance of restricted stock	83	1	947	—	—	948
Common stock issuance for earnout settlement	165	1	2,999	—	—	3,000
Common stock issuance for acquisitions	115	1	4,594	—	—	4,595
Tax deficiency resulting from exercise of stock options	—	—	(157)	—	—	(157)
Stock-based compensation	—	—	2,327	—	—	2,327
Dividends declared	—	—	—	(41,599)	—	(41,599)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	34	34
Net income	—	—	—	42,724	—	42,724
Balance, March 31, 2013	59,543	595	179,743	126,722	(11)	307,049
Exercise of stock options and issuance of restricted stock	167	2	2,199	—	—	2,201
Common stock issuance for earnout settlement	62	1	1,375	—	—	1,376
Common stock issuance for acquisitions	434	4	9,269	—	—	9,273
Tax deficiency resulting from exercise of stock options	—	—	(337)	—	—	(337)
Stock-based compensation	—	—	2,490	—	—	2,490
Dividends declared	—	—	—	(42,471)	—	(42,471)
Components of other comprehensive loss:
Unrealized loss on AFS securities	—	—	—	—	(64)	(64)
Translation adjustments	—	—	—	—	(107)	(107)
Net income	—	—	—	15,680	—	15,680
Balance, March 31, 2014	60,206	$602	$194,739	$99,931	$(182)	$295,090

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$15,680	$42,724	$75,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,069	6,928	5,195
Amortization of capitalized software costs	12,338	9,668	8,254
Amortization of other intangibles	8,330	7,559	4,501
Provision for bad debts	1,467	6,885	5,715
Provision for inventory obsolescence	—	193	43
Share-based compensation	2,490	2,327	3,321
Deferred income taxes	(3,984)	(9,565)	(8,025)
Excess tax benefit from share-based compensation	(183)	157	(4,145)
Change in fair value of contingent consideration	101	1,272	—
Impairment of goodwill and other assets	25,971	17,400	—
Loss on disposal of equipment and improvements	192	—	73
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	40,548	(7,988)	(10,389)
Inventories	(81)	339	(1,024)
Income taxes receivable	(8,366)	2,628	(2,628)
Other current assets	4,074	(4,073)	(2,955)
Other assets	(1,662)	(2,777)	(841)
Accounts payable	(4,170)	6,223	(2,184)
Deferred revenue	1,036	(17,993)	5,993
Accrued compensation and related benefits	4,038	45	1,623
Income taxes payable	(861)	1,082	615
Other current liabilities	(2,876)	9,079	(1,910)
Deferred compensation	1,000	312	1,009
Other noncurrent liabilities	989	(4,384)	207
Net cash provided by operating activities	104,140	68,041	78,105
Cash flows from investing activities:
Additions to capitalized software costs	(20,784)	(29,455)	(13,098)
Additions to equipment and improvements	(7,934)	(9,969)	(10,323)
Proceeds from disposal of equipment and improvements	—	—	11
Purchases of marketable securities	—	(7,100)	—
Cash acquired from purchase of ViaTrack	—	—	10
Purchase of ViaTrack	—	—	(5,710)
Cash acquired from purchase of CQI	—	—	222
Purchase of CQI	—	—	(2,737)
Purchase of IntraNexus	—	—	(3,279)
Purchase of Poseidon	—	(2,033)	—
Purchase of Matrix	—	(5,073)	—
Purchase of Mirth	(35,033)	—	—
Net cash used in investing activities	(63,751)	(53,630)	(34,904)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	183	84	4,145
Proceeds from exercise of stock options	2,200	948	12,789
Dividends paid	(42,203)	(41,535)	(40,989)
Payment of contingent consideration related to acquisitions	(3,423)	(2,353)	(1,319)
Net cash used in financing activities	(43,243)	(42,856)	(25,374)
Net increase (decrease) in cash and cash equivalents	(2,854)	(28,445)	17,827
Cash and cash equivalents at beginning of period	105,999	134,444	116,617
Cash and cash equivalents at end of period	$103,145	$105,999	$134,444
QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	Fiscal Year Ended March 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$20,443	$31,656	$50,605
Non-cash investing activities:
Tenant improvement allowance received from landlord	$—	$965
Common stock issued at fair value for Opus earnout settlement	$—	$—	$11,888
Common stock issued at fair value for ViaTrack earnout settlement	$—	$3,000
Effective September 9, 2013, the Company acquired Mirth in a transaction summarized as follows:
Fair value of assets acquired	$62,787	$—
Cash paid	(35,033)	—
Common stock issued at fair value	(7,882)	—
Fair value of contingent consideration	(13,307)	—
Liabilities assumed	$6,565	$—	$—
Effective May 1, 2012, the Company acquired Poseidon in a transaction summarized as follows:
Fair value of assets acquired	$—	$2,551	$—
Cash paid	—	(2,033)	—
Purchase price holdback	—	(500)	—
Liabilities assumed	$—	$18	$—
Effective April 16, 2012, the Company acquired Matrix in a transaction summarized as follows:
Fair value of assets acquired	$—	$14,587	$—
Cash paid	—	(5,073)	—
Common stock issued at fair value	—	(3,953)	—
Purchase price holdback	—	(853)	—
Fair value of contingent consideration	—	(2,862)	—
Fair value of non-compete agreement (liability)	—	(1,100)	—
Liabilities assumed	$—	$746
Effective November 14, 2011, the Company acquired ViaTrack in a transaction summarized as follows:
Fair value of assets acquired	$—	$—	$11,048
Cash paid	—	—	(5,710)
Common stock issued at fair value	—	—	(1,068)
Purchase price holdback	—	—	(1,187)
Fair value of contingent consideration	—	—	(2,958)
Liabilities assumed	$—	$—	$125
Effective July 26, 2011, the Company acquired CQI in a transaction summarized as follows:
Fair value of assets acquired	$—	$—	$11,417
Cash paid	—	—	(2,737)
Common stock issued at fair value	—	—	(2,864)
Purchase price holdback	—	—	(600)
Fair value of contingent consideration	—	—	(2,346)
Liabilities assumed	$—	$—	$2,870
Effective April 29 2011, the Company acquired IntraNexus in a transaction summarized as follows:
Fair value of assets acquired	$—	$—	$4,524
Cash paid	—	—	(3,279)
Purchase price holdback	—	—	(125)
Fair value of contingent consideration	—	—	(800)
Liabilities assumed	$—	$—	$320

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 and 2013
(In thousands, except shares and per share data)

1. Organization of Business
Description of Business
Quality Systems, Inc. ("QSI") and its wholly-owned subsidiaries operate as four divisions (each, a "Division") which are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Hospital Solutions Division (formerly Inpatient Solutions) and (iv) the RCM Services Division (formerly Practice Solutions). In fiscal year 2011, QSI opened a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, with QSI and the four Divisions, the "Company"). The Company primarily derives revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). The Company's systems and services provide its clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing its proprietary software in combination with third-party hardware and software solutions, the Company's products enable the integration of a variety of administrative and clinical information operations.
The Company was founded with an early focus on providing information systems to dental group practices. This focus area would later become the QSI Dental Division. In the mid-1980’s, the Company capitalized on the increasing focus on medical cost containment and further expanded its information processing systems to serve the ambulatory market. In the mid-1990’s, the Company made two acquisitions that accelerated its penetration of the ambulatory market and formed the basis for the NextGen Division. In the last few years, the Company acquired several companies as part of its strategy to enhance its EDI and RCM services capabilities as well as expand into the small and specialty hospital market. More recently, the Company acquired Mirth Corporation ("Mirth"), which operates under the NextGen Division and is expected to enhance the Company's current enterprise interoperability initiatives and broaden its accountable and collaborative care, population health, disease management and clinical data exchange offerings. Today, the Company serves the dental, ambulatory, hospital and RCM services markets through its QSI Dental Division, NextGen Division, Hospital Solutions Division and RCM Services Division.
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
The RCM Services Division, with locations in St. Louis, Missouri, North Canton, Ohio, South Jordan, Utah and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services, primarily billing and collection services for medical practices. This Division combines a web-delivered Software as a Service ("SaaS") model and the NextGen® Practice Management ("PM") software platform to execute its service offerings.
In January 2011, QSIH was formed in Bangalore, India to function as our India-based captive to offshore technology application development and business processing services.
The Divisions have historically operated as stand-alone operations, with each Division maintaining its own distinct product lines, product platforms, development, implementation and support teams and branding. However, there are a growing number of customers who are simultaneously utilizing software or services from more than one of the Divisions. In an effort to encourage this cross selling of its products and services between Divisions, the Company is in the process of further integrating its ambulatory and hospital products to provide a more robust and comprehensive platform to offer its customers. The Divisions also share the resources of the Company's “corporate office,” which includes a variety of accounting and other administrative functions.
Acquisitions
On September 9, 2013, the Company acquired Mirth, a global leader in health information technology that helps clients achieve interoperability. Operating results associated with Mirth products and services are included in the NextGen Division. The acquisition of Mirth will enhance the Company's current enterprise interoperability initiatives and broaden its accountable and collaborative care, population health, disease management and clinical data exchange offerings. Mirth offers a wide variety of products and services utilized by both users of Mirth open code technology as well as a large base of domestic and international paying customers.
Stock Split
On July 27, 2011, the Board of Directors approved a two-for-one split of the Company's common stock and a proportional increase in the number of our common shares authorized from 50 million to 100 million. Each shareholder of record at the close of business on October 6, 2011 received one additional share for every outstanding share held on the record date. The additional shares were distributed October 26, 2011 and trading began on a split-adjusted basis on October 27, 2011. All share and per share amounts in this Annual Report on Form 10-K have been restated for all periods presented to reflect the two-for-one split of our common stock.

2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems, LLC (“NextGen”), NextGen RCM Services, LLC, Opus Healthcare Solutions, LLC (“Opus”), ViaTrack Systems, LLC (“ViaTrack”), Matrix Management Solutions, LLC ("Matrix"), QSI Management, LLC and Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, the “Company”). Mirth is included in the consolidated financial statements from the date of acquisition (September 9, 2013). All intercompany accounts and transactions have been eliminated.
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
Revenue Recognition. The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers ("VARs") The Company also generates revenue from sales of hardware and third-party software, implementation and training, electronic data interchange (“EDI”), revenue cycle management ("RCM"), post-contract support (maintenance) and other services, including subscriptions and hosting services, performed for clients who license its products.
A typical system contract contains multiple elements of the above items. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of those elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. The Company generally establishes VSOE for the related undelivered elements based on the bell-shaped curve method. VSOE is established on maintenance for the Company's largest clients based on stated renewal rates only if the rate is determined to be substantive and falls within the Company's customary pricing practices.
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
Revenue is divided into two categories, “system sales” and “maintenance, EDI, RCM and other services.” Revenue in the system sales category includes software license fees, third-party hardware and software and implementation and training services related to the purchase of the Company's software systems. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM services, consulting services, annual third-party license fees, subscriptions, hosting services, SaaS fees and other services revenue.
Cash and Cash Equivalents. Cash and cash equivalents generally consist of cash, money market funds and short-term U.S. Treasury securities with maturities of 90 days or less at the time of purchase. The Company had cash deposits at U.S. banks and financial institutions at March 31, 2014 of which $102,119 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. The Company is exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, the Company does not anticipate nonperformance by these institutions.
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
Marketable Securities. Marketable securities are classified as available-for-sale and are recorded at fair value, based on quoted market rates when observable or valuation analysis when appropriate. Unrealized gains and losses, are included in shareholders’ equity. Realized gains and losses on investments are included in other income (expense).
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
Software Development Costs. Development costs, consisting primarily of employee salaries and benefits, incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional external software development costs are capitalized and amortized on a straight-line basis over the estimated economic life of the related product, which is typically three years. The Company provides support services on the current and prior two versions of its software. Management performs ongoing reviews of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. During the quarter ended December 31, 2013, the Company recorded a charge of $9,075 related to the write down of capitalized software development costs at the Hospital Solutions Division, which reduced the net carrying amount of capitalized software costs associated with the division to zero. See Note 6 for additional information.
Business Combinations. In accordance with the accounting for business combinations, the Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses depending on the nature of the assets being sold. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.
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
During the quarters ended December 31, 2013 and March 31, 2013, the Company recorded charges of $4,342 and $17,400, respectively, related to impairment of the goodwill at the Hospital Solutions Division, which reduced the amount of goodwill associated with the division to zero. See Note 6 for additional information.
Intangible Assets. Intangible assets consist of customer relationships, trade names and contracts and certain software technology. These intangible assets are recorded at fair value and are stated net of accumulated amortization. The Company currently amortizes the intangible assets over periods ranging from six months to nine years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. Also, see discussion below regarding the recoverability of long-lived assets, which includes definite-lived intangible assets. During the quarter ended December 31, 2013, the Company recorded a charge of $12,554 related to impairment of the customer relationships and software technology intangible assets at the Hospital Solutions Division, which reduced the net carrying value of such intangible assets associated with the division to zero. See Note 6 for additional information.
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
Management periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred and has determined that there was no impairment to its long-lived assets as of March 31, 2014. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets.
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
As of March 31, 2014 and 2013, the self-insurance accrual was approximately $2,090 and $1,336, respectively, and is included in other current liabilities on the accompanying consolidated balance sheets. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for the self-insurance liabilities would be directly affected.

Advertising Costs. Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $5,600, $6,499 and $6,254 for the years ended March 31, 2014, 2013 and 2012, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.
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

	Fiscal Year Ended March 31,
	2014	2013	2012
Net income	$15,680	$42,724	$75,657
Basic net income per share:
Weighted-average shares outstanding — Basic	59,918	59,392	58,729
Basic net income per common share	$0.26	$0.72	$1.29
Net income	$15,680	$42,724	$75,657
Diluted net income per share:
Weighted-average shares outstanding — Basic	59,918	59,392	58,729
Effect of potentially dilutive securities	216	70	320
Weighted-average shares outstanding — Diluted	60,134	59,462	59,049
Diluted net income per common share	$0.26	$0.72	$1.28

The computation of diluted net income per share does not include 1,355, 966 and 335 options for the years ended March 31, 2014, 2013 and 2012, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
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
Share-based compensation is adjusted on a monthly basis for changes to estimated forfeitures based on a review of historical forfeiture activity. To the extent that actual forfeitures differ, or are expected to differ, from the estimate, share-based compensation expense is adjusted accordingly. The effect of the forfeiture adjustments for years ended March 31, 2014, 2013 and 2012 was not significant.
The following table shows total share-based compensation expense included in the consolidated statements of income for years ended March 31, 2014, 2013 and 2012:

	Fiscal Year Ended March 31,
	2014	2013	2012
Costs and expenses:
Cost of revenue	$348	$201	$261
Research and development costs	323	230	184
Selling, general and administrative	1,819	1,896	2,876
Total share-based compensation	2,490	2,327	3,321
Income tax benefit	(794)	(726)	(1,236)
Decrease in net income	$1,696	$1,601	$2,085

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

3. Cash and Cash Equivalents
At March 31, 2014 and 2013, the Company had cash and cash equivalents of $103,145 and $105,999, respectively. Cash and cash equivalents consist of cash, money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk.

4. Fair Value Measurements
The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2014 and March 31, 2013:

	Balance at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents (1)	$103,145	$103,145	$—	$—
Restricted cash	4,351	4,351	—	—
Marketable securities (2)	10,656	10,656	—	—
	$118,152	$118,152	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$14,913	—	$—	$14,913
	$14,913	$—	$—	$14,913

	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents (1)	$105,999	$105,999	$—	$—
Restricted cash	5,488	5,488	—	—
Marketable securities (2)	12,012	12,012	—	—
	$123,499	$123,499	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$5,336	$—	$—	$5,336
	$5,336	$—	$—	$5,336
____________________

(1)	Cash and cash equivalents consists of money market funds.

(2)	Marketable securities consists of fixed-income securities, including certificates of deposit and municipal securities.
The Company's contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. Key assumptions include discount rates and probability-adjusted achievement of revenue and strategic targets that are not observable in the market. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability related to the acquisitions of Sphere Health Systems, Inc., IntraNexus, Inc., and Mirth were estimated based on the probability of achieving certain business milestones and/or management's forecast of expected revenues.
The following table presents activity in the Company's financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2014:

Total Liabilities
Balance at March 31, 2012	$6,556
Acquisitions (Note 5)	2,862
Earnout payments (1)	(5,354)
Fair value adjustments	1,272
Balance at March 31, 2013	$5,336
Acquisitions (Note 5)	13,307
Earnout payments (2)	(3,831)
Fair value adjustments	101
Balance at March 31, 2014	$14,913
_____________________
(1) Comprised of $2,354 in cash and $3,000 in common stock
(2) Comprised of cash payments only
Non-Recurring Fair Value Measurements
The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the year ended March 31, 2014, there were no adjustments to fair value of such assets, except for the impairment charge related to the Hospital Solutions Division's goodwill and other assets (see Note 6) and the intangible assets acquired from Mirth (see Note 5).

5. Business Combinations
On September 9, 2013, the Company acquired 100% of the outstanding capital stock of Mirth, a global leader in health information technology that helps clients achieve interoperability. The acquisition will enhance the Company’s current enterprise interoperability initiatives and broaden its accountable and collaborative care, population health, disease management and clinical data exchange offerings. The Mirth purchase price totaled $56,222, which includes share-based contingent consideration with an estimated fair value of $13,307 payable over a three year period subject to achievement of certain strategic milestones. The share-based contingent consideration was adjusted by a $5,239 fair value discount, which is being amortized over the three year achievement period. The goodwill arising from the acquisition of Mirth represents the opportunity for the Company to sell Mirth-powered health information technology solutions as a complement to its other products as well as other expected market participant synergies going forward and is expected to be deductible for income tax purposes over a period of 15 years. Mirth operates under the NextGen Division.

The Company accounted for the Mirth acquisition as a purchase business combination. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. As additional information became available during the measurement period about facts and circumstances that existed as of the acquisition date, the Company recorded a $215 adjustment to goodwill during the third quarter of fiscal 2014 relating to a change in estimated working capital and a $712 adjustment to goodwill during the fourth quarter of fiscal 2014 relating a change in estimates to the fair value of certain current assets.
The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach.
The total purchase price for the Mirth acquisition during the year ended March 31, 2014 is summarized as follows:

Mirth
Cash paid	$35,033
Common stock issued at fair value	7,882
Contingent consideration	13,307
Total purchase price	$56,222

The following table summarizes the final purchase price allocation for the Mirth acquisition:

Mirth
Fair value of the net tangible assets acquired and liabilities assumed:
Current assets (including accounts receivable of $3,939)	$4,231
Equipment and improvements	822
Accounts payable and accrued liabilities	(764)
Deferred revenues	(5,802)
Total net tangible assets acquired and liabilities assumed	(1,513)
Fair value of identifiable intangible assets acquired:
Trade name	1,350
Customer relationships	2,800
Software technology	22,200
Goodwill	31,385
Total identifiable intangible assets acquired	57,735
Total purchase price	$56,222

The pro forma effects of the Mirth acquisition would not have been material to the Company’s results of operations and are therefore not presented.

6. Goodwill
The Company does not amortize goodwill as it has been determined to have an indefinite useful life.
Goodwill by division consists of the following:

	March 31, 2013	Acquisitions	Impairment	March 31, 2014
QSI Dental Division (1)	$7,289	$—	$—	$7,289
NextGen Division	1,840	31,385	—	33,225
Hospital Solutions Division	4,342	—	(4,342)	—
RCM Services Division	32,290	—	—	32,290
Total goodwill	$45,761	$31,385	$(4,342)	$72,804
(1) QSI Dental Division goodwill is presented on a basis consistent with that of the management reporting structures within the Company.  For the purposes of testing goodwill for impairment annually and as otherwise may be required; however, the QSI Dental Division goodwill is allocated to all business units that derive cash flows from the products associated with the acquired goodwill.  For all periods presented in this report, the allocation resulted in substantially all of such goodwill being ascribed to the NextGen Division.

Approximately 70% of the goodwill balance as of March 31, 2014 is expected to be deductible for income tax purposes over the periods prescribed by the Internal Revenue Code ("IRC").
As reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, a goodwill impairment charge of $17,400 was recognized during the fourth quarter of fiscal 2013 relating to the Hospital Solutions Division (the "Hospital reporting unit" or "Hospital"), which reduced the book value of goodwill associated with the division to $4,342. At that time management concluded there was no impairment of intangibles or other assets.
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

The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As a result of the step two analysis, the Company concluded that the carrying value of goodwill exceeded the reporting unit's implied fair value and that the implied fair value of the goodwill balance was zero as of the measurement date. Accordingly, a goodwill impairment charge of $4,342 was recognized to reduce the value of Hospital goodwill to zero as of March 31, 2014.
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
In aggregate, the Hospital reporting unit's impairment charge relating to goodwill, capitalized software development costs, customer relationships and acquired software technology intangible assets was $25,971 for fiscal year 2014, as summarized below:

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

7. Intangible Assets
In connection with the Mirth acquisition, the Company recorded $26,350 of intangible assets related to trade name, customer relationships and software technology. The Company is amortizing the trade name and customer relationships over five years and the software technology over seven years. The weighted average amortization period for the total amount of intangible assets acquired is 6.7 years.
Approximately 95% of the acquired intangible assets are expected to be deductible for income tax purposes over the periods prescribed by the IRC.
The Company’s definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	March 31, 2014
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$23,510	$48,928
Accumulated amortization	(11,837)	(1,599)	(2,476)	(15,912)
Net intangible assets	$10,213	$1,769	$21,034	$33,016

	March 31, 2013
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$23,156	$2,018	$20,509	$45,683
Accumulated amortization	(10,028)	(1,112)	(6,993)	(18,133)
Net intangible assets	$13,128	$906	$13,516	$27,550

Activity related to the intangible assets for the years ended March 31, 2014 and 2013 is summarized as follows:

	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Balance at March 31, 2012	$7,805	$162	$15,292	$23,259
Acquisition	9,450	1,250	1,150	11,850
Amortization (1)	(4,127)	(506)	(2,926)	(7,559)
Balance at March 31, 2013	13,128	906	13,516	27,550
Acquisition	2,800	1,350	22,200	26,350
Amortization (1)	(4,184)	(487)	(3,659)	(8,330)
Impairment (2)	$(1,531)	$—	$(11,023)	$(12,554)
Balance at March 31, 2014	$10,213	$1,769	$21,034	$33,016
____________________
(1) Amortization of the customer relationships and trade name and contracts intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software and hardware.
(2) Refer to Note 6 for details on the impairment charge recorded in the current year
The following table represents the remaining estimated amortization of definite-lived intangible assets as of March 31, 2014:

For the year ended March 31,
2015	$7,171
2016	7,024
2017	6,553
2018	4,301
2019	3,517
2020 and beyond	$4,450
Total	$33,016

8. Capitalized Software Costs
The Company’s capitalized software development costs are summarized as follows:

	March 31, 2014	March 31, 2013
Gross carrying amount	$100,455	$94,676
Accumulated amortization	(61,303)	(54,895)
Net capitalized software costs	$39,152	$39,781

Activity related to net capitalized software costs for the years ended March 31, 2014 and 2013 is summarized as follows:

	Fiscal Year Ended March 31,
	2014	2013
Beginning of the year	$39,781	$19,994
Capitalized	20,784	29,455
Amortization	(12,338)	(9,668)
Impairment (1)	$(9,075)	$—
End of the year	$39,152	$39,781
____________________________
(1) Refer to Note 6 for details on the impairment charge recorded in the current year

The following table represents the remaining estimated amortization of capitalized software costs as of March 31, 2014. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2015	$9,900
2016	8,200
2017	8,200
2018	7,900
2019	2,200
2020 and beyond	$2,752
Total	$39,152

9. Composition of Certain Financial Statement Captions
Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	March 31, 2014	March 31, 2013
Accounts receivable, gross	$127,006	$166,586
Sales return reserve	(10,530)	(6,506)
Allowance for doubtful accounts	(6,295)	(11,823)
Accounts receivable, net	$110,181	$148,257

Inventories are summarized as follows:

	March 31, 2014	March 31, 2013
Computer systems and components	$834	$710

Equipment and improvements are summarized as follows:

	March 31, 2014	March 31, 2013
Computer equipment	$37,322	$31,633
Furniture and fixtures	9,395	8,416
Leasehold improvements	8,874	7,125
	55,591	47,174
Accumulated depreciation and amortization	(32,790)	(25,287)
Equipment and improvements, net	$22,801	$21,887

Current and non-current deferred revenue are summarized as follows:

	March 31, 2014	March 31, 2013
Maintenance	$15,482	$12,085
Implementation services	36,634	36,899
Annual license services	11,176	9,906
Undelivered software and other	7,785	6,317
Deferred revenue	$71,077	$65,207
Deferred revenue, net of current	$2,187	$1,219

Accrued compensation and related benefits are summarized as follows:

	March 31, 2014	March 31, 2013
Payroll, bonus and commission	$6,193	$3,842
Vacation	9,760	8,073
Accrued compensation and related benefits	$15,953	$11,915

Other current and non-current liabilities are summarized as follows:

	March 31, 2014	March 31, 2013
Care services liabilities	$4,351	$5,488
Self insurance reserve	2,090	1,336
Accrued consulting	1,707	2,602
Accrued EDI expense	1,702	1,452
Accrued royalties	1,418	1,331
Contingent consideration and other liabilities related to acquisitions	1,052	8,426
Deferred rent	964	689
Sales tax payable	803	869
Accrued travel	369	384
Outside commission payable	255	461
Professional services	170	27
Customer deposits	76	262
Other accrued expenses	3,325	3,181
Other current liabilities	$18,282	$26,508

Contingent consideration and other liabilities related to acquisitions	$14,736	$1,382
Deferred rent	3,509	2,448
Income tax payable	841	—
Other liabilities	—	119
Other non-current liabilities	$19,086	$3,949

10. Income Tax
The provision (benefit) for income taxes consists of the following components:

	Fiscal Year Ended March 31,
	2014	2013	2012
Current:
Federal taxes	$8,673	$30,382	$36,109
State taxes	2,380	5,019	8,614
Foreign taxes	252	190	73
Total current taxes	11,305	35,591	44,796
Deferred:
Federal taxes	$(2,894)	$(8,469)	$(3,571)
State taxes	(897)	(742)	(502)
Foreign taxes	(193)	(190)	(73)
Total deferred taxes	(3,984)	(9,401)	(4,146)
Provision for income taxes	$7,321	$26,190	$40,650

The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Current:
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	4.2	4.0	4.5
Research and development tax credits	(5.3)	(2.1)	(0.9)
Qualified production activities income deduction	(4.9)	(4.6)	(3.0)
Impairment of goodwill	5.7	7.5	—
Other	(2.9)	(1.8)	(0.6)
Effective income tax rate	31.8%	38.0%	35.0%

During the years ended March 31, 2014, 2013, and 2012, the Company recognized federal research and development tax credits of $1,196, $1,461 and $1,055, respectively, and state research and development tax credits of approximately $251, $145 and $165, respectively. The Internal Revenue Service (“IRS”) statute related to research and development credits expired on December 31, 2011 and was retroactively reinstated through December 31, 2013 in January 2013. The Company's research and development credits claimed for the year ended March 31, 2014 represent credits for the nine-month period from April 1, 2013 through December 31, 2013.
The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code (“IRC”) for $3,189, $9,032, and $10,025 (pre-tax) during the years ended March 31, 2014, 2013, and 2012, respectively. The research and development credits and the qualified production activities income deduction calculated by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provisions.
The net deferred tax assets and liabilities in the accompanying consolidated balance sheets consist of the following:

	March 31, 2014	March 31, 2013
Deferred tax assets:
Deferred revenue	$10,144	$11,483
Inventory valuation	46	224
Accrued compensation and benefits	5,219	3,898
Deferred compensation	1,941	1,615
State income taxes	—	17
Compensatory stock option expense	2,094	2,291
Allowance for doubtful accounts	6,791	7,182
Intangible assets	6,086	—
Research and development credit	2,434	2,003
Other	2,992	3,207
Total deferred tax assets	37,747	31,920
Deferred tax liabilities:
Accelerated depreciation	$(1,582)	$(1,876)
Capitalized software	(13,919)	(7,717)
Intangible assets	—	(4,124)
Prepaid expense	(1,199)	(1,859)
State income taxes	(433)	—
Total deferred tax liabilities	(17,133)	(15,576)
Valuation allowance	(2,288)	(2,003)
Deferred tax assets, net	$18,326	$14,341

The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items that give rise to the deferred amount. The Company expects to receive the full benefit of the deferred tax assets recorded with the exception of a specific state tax credit for which the Company has recorded a valuation allowance.
Uncertain tax positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded in income taxes payable in the Company’s consolidated balance sheet, is as follows:

Balance at March 31, 2012	$413
Additions for prior year tax positions	455
Reductions for prior year tax positions	(135)
Balance at March 31, 2013	$733
Additions for current/prior year tax positions	405
Reductions for prior year tax positions	(263)
Balance at March 31, 2014	$875

The total amount of unrecognized tax benefit that, if recognized, would decrease the income tax provision is $875.
The Company’s continuing practice is to recognize estimated interest and/or penalties related to income tax matters in general and administrative expenses. The Company had approximately $80 and $118 of accrued interest related to income tax matters at March 31, 2014 and 2013, respectively. No penalties were accrued.
The Company is no longer subject to U.S. federal income tax examinations for tax years before 2013. With a few exceptions, the Company is no longer subject to state or local income tax examinations for tax years before 2009. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

11. Employee Benefit Plans

The Company has a 401(k) plan available to substantially all of its employees. Participating employees may defer up to the IRS limit based on the IRC per year. The annual contribution is determined by a formula set by the Company’s Board of Directors and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $820, $889 and $630 were made by the Company to the 401(k) plan for the years ended March 31, 2014, 2013 and 2012, respectively.
The Company has a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee’s deferrals together with earnings thereon are accrued as part of the long-term liabilities of the Company. Investment decisions are made by each participating employee from a family of mutual funds. Deferred compensation liability was $4,809 and $3,809 at March 31, 2014 and 2013, respectively. To offset this liability, the Company has purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The Company intends to hold the life insurance policy until the death of the plan participant. The net cash surrender value of the life insurance policies for deferred compensation was $4,865 and $3,728 at March 31, 2014 and 2013, respectively. The values of the life insurance policies and the related Company obligation are included on the accompanying consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. The Company made contributions of $62, $49 and $66 to the Deferral Plan for the years ended March 31, 2014, 2013 and 2012, respectively.

12. Share-Based Awards
Employee Stock Option Plans
In September 1998, the Company's shareholders approved a stock option plan (the “1998 Plan”) under which 8,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined by the Board of Directors at the date of grant, and options under the 1998 Plan expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Certain option grants to directors became exercisable three months from the date of grant. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 1998 Plan terminated on December 31, 2007. As of March 31, 2014, there were 20,000 outstanding options related to the 1998 Plan.
In October 2005, the Company's shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including stock options, incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees, directors and consultants of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted awards to acquire shares of common stock. The exercise price of each option award shall be determined by the Board of Directors at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards expire no later than ten years from the grant date. Options granted will generally become exercisable in accordance with the terms of the agreement pursuant to which they were granted. Upon an acquisition of the Company by merger or asset sale, each outstanding option may be subject to accelerated vesting under certain circumstances. The 2005 Plan terminates on May 25, 2015, unless terminated earlier by the Board of Directors. As of March 31, 2014, there were 1,350,101 outstanding options and 2,632,977 shares available for future grant related to the 2005 Plan.
A summary of stock option transactions during the years ended March 31, 2014, 2013 and 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, March 31, 2011	1,397,556	$22.20
Granted	459,400	43.04
Exercised	(697,157)	18.34		$17,698
Forfeited/Canceled	(171,462)	36.66
Outstanding, March 31, 2012	988,337	$32.09
Granted	556,500	27.78
Exercised	(56,366)	16.81		$82
Forfeited/Canceled	(329,288)	31.42
Outstanding, March 31, 2013	1,159,183	$30.54	5.5
Granted	469,000	18.78	7.2
Exercised	(111,272)	19.78	0.8	$264
Forfeited/Canceled	(146,810)	30.28	5.2
Outstanding, March 31, 2014	1,370,101	$27.85	5.8	$—
Vested and expected to vest, March 31, 2014	1,285,319	$27.96	5.8	$—
Exercisable, March 31, 2014	378,541	$31.97	4.3	$—

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Year Ended	Year Ended	Year Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Expected life	4.9 years	5.0 years	4.3 years
Expected volatility	43.4% - 43.7%	41.3% - 45.1%	41.2%
Expected dividends	3.1% - 3.9%	2.4% - 4.0%	1.6%
Risk-free rate	1.0% - 1.5%	0.7% - 0.8%	1.8%

The weighted-average grant date fair value of stock options granted during the years ended March 31, 2014, 2013 and 2012 was $5.20, $8.22 and $13.32 per share, respectively.
The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 8.6%, 8.0% and 4.1% for employee options for the years ended March 31, 2014, 2013 and 2012 and 0.0% for director options for the years ended March 31, 2014, 2013 and 2012. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.
During the years ended March 31, 2014, 2013 and 2012, a total of 469,000, 556,500 and 459,400 options, respectively, were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during the years ended March 31, 2014, 2013 and 2012 is as follows:

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
Performance-Based Awards
On May 22, 2013, the Board of Directors approved its fiscal year 2014 equity incentive program for certain employees to be awarded options to purchase the Company’s common stock. The maximum number of options available under the equity incentive program plan is 600,000, of which 210,000 are reserved for the Company’s named executive officers and 390,000 for non-executive employees of the Company. Under the program, executives are eligible to receive cash bonuses and options based on meeting certain target increases in revenue, EPS and operating income growth during fiscal year 2014. Under the program, the non-executive employees are eligible to receive options based on meeting certain target increases in revenue and EPS growth for fiscal year 2014 and the recommendations of senior management. The options shall be issued pursuant to the 2005 Plan, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years and vesting in five equal annual installments commencing one year following the date of grant.
Compensation expense associated with the performance based awards under the Company’s equity incentive plans are initially based on the number of options expected to vest after assessing the probability that certain performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilized the Black-Scholes option valuation model with the assumptions below to calculate stock compensation expense related to the performance based awards. Stock compensation expense recorded for performance based awards during the year ended March 31, 2012 was $616. Stock compensation expense related to the performance based awards was not significant for the years ended March 31, 2014 and 2013.

	Year Ended March 31, 2014	Year Ended March 31, 2013	Year Ended March 31, 2012
Expected life	4.9 years	5.0 years	4.3 years
Expected volatility	36.9% - 43.5%	41.7% - 45.0%	41.2% - 42.2%
Expected dividends	3.2% - 4.1%	2.5% - 4.0%	1.4% - 1.9%
Risk-free rate	1.4% - 1.8%	0.6% - 0.7%	0.8% - 1.8%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the years ended March 31, 2014, 2013 and 2012 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, March 31, 2011	803,036	$8.08
Granted	459,400	13.32
Vested	(312,655)	7.22
Forfeited/Canceled	(171,462)	11.55
Outstanding, March 31, 2012	778,319	$10.76
Granted	556,500	8.22
Vested	(201,191)	8.43
Forfeited/Canceled	(329,288)	9.92
Outstanding, March 31, 2013	804,340	$9.89
Granted	469,000	5.20
Vested	(134,970)	9.30
Forfeited/Canceled	(146,810)	9.33
Outstanding, March 31, 2014	991,560	$7.73

As of March 31, 2014, $5,423 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.4 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the years ended March 31, 2014, 2013 and 2012 was $1,255, $1,696 and $2,256, respectively.
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
The Company recorded compensation expense related to restricted stock of approximately $629, $566 and $540 for the years ended March 31, 2014, 2013 and 2012, respectively. Restricted stock activity for the years ended March 31, 2014, 2013 and 2012 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, March 31, 2011	22,896	$27.09
Granted	22,668	39.75
Vested	(15,563)	27.51
Outstanding, March 31, 2012	30,001	$36.32
Granted	18,939	19.32
Vested	(18,555)	32.14
Outstanding, March 31, 2013	30,385	$27.09
Granted	57,324	20.75
Vested	(16,302)	30.64
Canceled	(6,836)	22.59
Outstanding, March 31, 2014	64,571	$20.74

As of March 31, 2014, $873 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.3 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

13. Commitments, Guarantees and Contingencies
The Company leases facilities and offices under irrevocable operating lease agreements expiring at various dates with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2014, 2013 and 2012 was $7,604, $5,753 and $4,330, respectively. The following table summarizes our significant contractual obligations at March 31, 2014 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2015	2016	2017	2018	2019	2020 and beyond
Operating lease obligations	$30,756	$8,247	$7,776	$5,855	$5,146	$1,971	$1,761
Contingent consideration and other acquisition related liabilities (excluding share-based payments)	1,243	618	313	312	—	—	—
Total	$31,999	$8,865	$8,089	$6,167	$5,146	$1,971	$1,761

The deferred compensation liability as of March 31, 2014 was $4,809, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

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
Hussein Litigation
On October 7, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of the Company.  The Company filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. The Company believes that plaintiff’s claims are without merit and continues to defend against them vigorously.

Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of the Company other than the defendants against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California, captioned Deerfield Beach Police Pension Fund, individually and on behalf of all others similarly situated, v. Quality Systems, Inc., Steven T. Plochocki, Paul A. Holt and Sheldon Razin, No. SACV13-01818-CJC-JPRx, by the Deerfield Beach Police Pension Fund, a shareholder of the Company. After the court appointed lead plaintiffs and lead counsel for this action, lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. The Company believes that plaintiff’s claims are without merit and intends to defend against them vigorously.
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation pending resolution of the Defendants' anticipated motion to dismiss the Federal Securities Class Action. The Company believes that plaintiff’s claims are without merit and intends to defend against them vigorously.

14. Operating Segment Information
The Company has four reportable segments that are evaluated regularly by its chief decision making group (Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) in deciding how to allocate resources and in assessing performance.
Operating segment data is as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Revenue:
QSI Dental Division	$19,840	$19,990	$19,596
NextGen Division	341,120	344,315	325,467
Hospital Solutions Division	15,614	31,413	34,463
RCM Services Division	68,093	64,511	50,309
Consolidated revenue	$444,667	$460,229	$429,835
Operating income (loss):
QSI Dental Division	$2,828	$3,020	$3,352
NextGen Division	109,313	120,974	127,032
Hospital Solutions Division (1)	(26,801)	(4,354)	10,417
RCM Services Division	8,465	8,180	5,835
Unallocated corporate expense (1)	(70,717)	(58,720)	(30,437)
Consolidated operating income	$23,088	$69,100	$116,199
_______________________
(1) Refer to Note 6 for details on the impairment charge recorded in the current year

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

15. Subsequent Events
On May 28, 2014, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of June 13, 2014 with an expected distribution date on or about July 3, 2014.
On May 27, 2014, the Company adopted a new form of Performance-Based Restricted Stock Unit Agreement, which form is attached as Exhibit 10.15 to this Annual Report on Form 10-K. The Performance-Based Restricted Stock Unit Agreement will be entered into with each of the Company's executive officers pursuant to the 2015 Executive Compensation Program, which was approved by the Compensation

Committee of the Board of Directors on May 27, 2014, and in accordance with the Company's Second Amended and Restated 2005 Stock Option and Incentive Plan.

16. Selected Quarterly Operating Results
The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding March 31, 2014. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.

	Quarter Ended
(Unaudited)	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014
Revenues:
Software and hardware	$25,844	$23,720	$21,899	$17,109	$15,972	$15,562	$14,114	$15,186
Implementation and training services	12,046	8,535	7,266	7,161	6,575	7,809	5,046	6,518
System sales	37,890	32,255	29,165	24,270	22,547	23,371	19,160	21,704
Maintenance	38,568	38,715	39,463	40,025	38,608	40,313	39,763	41,376
Electronic data interchange services	13,823	15,024	15,209	15,653	16,692	16,545	16,637	17,421
Revenue cycle management and related services	14,401	14,486	15,015	15,317	16,015	15,467	16,178	15,316
Other services	13,614	15,648	15,658	16,030	15,667	15,385	17,116	19,386
Maintenance, EDI, RCM and other services	80,406	83,873	85,345	87,025	86,982	87,710	89,694	93,499
Total revenues	118,296	116,128	114,510	111,295	109,529	111,081	108,854	115,203
Cost of revenue:
Software and hardware	5,771	5,624	4,660	5,695	4,934	4,779	27,398	7,115
Implementation and training services	9,145	7,507	7,221	7,023	7,134	6,972	7,466	8,109
Total cost of system sales	14,916	13,131	11,881	12,718	12,068	11,751	34,864	15,224
Maintenance	4,811	4,741	5,259	5,505	5,302	5,262	5,642	6,384
Electronic data interchange services	9,248	9,151	9,852	10,099	10,796	10,650	10,276	10,845
Revenue cycle management and related services	10,870	10,556	10,918	10,980	11,401	11,007	11,736	12,059
Other services	8,550	8,785	8,686	8,995	8,505	9,012	8,537	8,842
Total cost of maintenance, EDI, RCM and other services	33,479	33,233	34,715	35,579	36,004	35,931	36,191	38,130
Total cost of revenue	48,395	46,364	46,596	48,297	48,072	47,682	71,055	53,354
Gross profit	69,901	69,764	67,914	62,998	61,457	63,399	37,799	61,849
Operating expenses:
Selling, general and administrative	36,681	37,832	35,532	38,308	35,096	38,578	36,864	38,676
Research and development costs	8,576	6,272	7,786	8,231	5,614	7,615	13,175	15,120
Amortization of acquired intangible assets	1,137	1,316	1,212	1,194	1,194	1,260	1,219	1,132
Impairment of goodwill and other assets	—	—	—	17,400	—	—	5,873	—
Total operating expenses	46,394	45,420	44,530	65,133	41,904	47,453	57,131	54,928
Income (loss) from operations	23,507	24,344	23,384	(2,135)	19,553	15,946	(19,332)	6,921
Interest income (expense), net	35	(62)	13	(93)	31	(205)	121	322
Other income (expense), net	(213)	220	(122)	36	(254)	(155)	18	35
Income (loss) before provision for income taxes	23,329	24,502	23,275	(2,192)	19,330	15,586	(19,193)	7,278
Provision for (benefit of) income taxes	7,832	8,811	7,649	1,898	6,385	5,465	(6,606)	2,077
Net income (loss)	$15,497	$15,691	$15,626	$(4,090)	$12,945	$10,121	$(12,587)	$5,201
Net income (loss) per share:
Basic*	$0.26	$0.26	$0.26	$(0.07)	$0.22	$0.17	$(0.21)	$0.09
Diluted*	$0.26	$0.26	$0.26	$(0.07)	$0.22	$0.17	$(0.21)	$0.09
Weighted-average shares outstanding:
Basic	59,281	59,347	59,400	59,541	59,559	59,734	60,173	60,208
Diluted	59,388	59,386	59,405	59,541	59,572	59,751	60,173	60,592
Dividends declared per common share	$0.175	$0.175	$0.175	$0.175	$0.175	$0.175	$0.175	$0.175
____________________

*	Quarterly EPS may not sum to annual EPS due to rounding

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Sales Return Reserve
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged Against Revenue	Deductions	Balance at End of Year
March 31, 2014	$6,506	$17,966	$(13,942)	$10,530
March 31, 2013	$2,229	$10,783	$(6,506)	$6,506
March 31, 2012	$1,726	$2,732	$(2,229)	$2,229

	Allowance for Doubtful Accounts
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2014	$11,823	$1,467	$(6,995)	$6,295
March 31, 2013	$8,481	$6,885	$(3,543)	$11,823
March 31, 2012	$6,717	$5,715	$(3,951)	$8,481

	Valuation Allowance on Deferred Tax Assets
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2014	$2,003	$285	$—	$2,288
March 31, 2013	$1,446	$557	$—	$2,003
March 31, 2012	$1,102	$344	$—	$1,446

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description

10.17*	Form of Performance-Based Restricted Stock Unit Agreement.

21	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation
____________________

*	This exhibit is a compensatory agreement.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.