Form 10-Q
period 2014-06-30
QUALITY SYSTEMS, INC
filed 2014-07-28
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of outstanding shares of the Registrant’s common stock as of July 24, 2014 was 60,221,910 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$107,748	$103,145
Restricted cash	2,605	4,351
Marketable securities	8,687	10,656
Accounts receivable, net	111,842	110,181
Inventories	755	834
Income taxes receivable	5,999	8,366
Deferred income taxes, net	11,757	11,690
Other current assets	9,769	11,135
Total current assets	259,162	260,358
Equipment and improvements, net	22,915	22,801
Capitalized software costs, net	38,452	39,152
Intangibles, net	31,175	33,016
Goodwill	72,804	72,804
Other assets	17,273	16,927
Total assets	$441,781	$445,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,850	$7,888
Deferred revenue	70,692	71,077
Accrued compensation and related benefits	13,894	15,953
Dividends payable	10,690	10,686
Other current liabilities	20,616	18,282
Total current liabilities	124,742	123,886
Deferred revenue, net of current	2,001	2,187
Deferred compensation	5,182	4,809
Other noncurrent liabilities	19,316	19,086
Total liabilities	151,241	149,968
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock $0.01 par value; authorized 100,000 shares; issued and outstanding 60,222 and 60,206 shares at June 30, 2014 and March 31, 2014, respectively	602	602
Additional paid-in capital	195,733	194,739
Accumulated other comprehensive loss	(198)	(182)
Retained earnings	94,403	99,931
Total shareholders’ equity	290,540	295,090
Total liabilities and shareholders’ equity	$441,781	$445,058
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Revenues:
Software and hardware	$14,743	$15,972
Implementation and training services	6,266	6,575
System sales	21,009	22,547
Maintenance	40,805	38,608
Electronic data interchange services	18,319	16,692
Revenue cycle management and related services	16,693	16,015
Other services	21,068	15,667
Maintenance, EDI, RCM and other services	96,885	86,982
Total revenues	117,894	109,529
Cost of revenue:
Software and hardware	6,641	4,934
Implementation and training services	7,151	7,134
Total cost of system sales	13,792	12,068
Maintenance	6,914	5,302
Electronic data interchange services	11,999	10,796
Revenue cycle management and related services	12,706	11,401
Other services	10,779	8,505
Total cost of maintenance, EDI, RCM and other services	42,398	36,004
Total cost of revenue	56,190	48,072
Gross profit	61,704	61,457
Operating expenses:
Selling, general and administrative	36,730	35,096
Research and development costs	16,236	5,614
Amortization of acquired intangible assets	983	1,194
Total operating expenses	53,949	41,904
Income from operations	7,755	19,553
Interest income, net	54	31
Other income (expense), net	9	(254)
Income before income taxes	7,818	19,330
Provision for income taxes	2,655	6,385
Net income	$5,163	$12,945
Other comprehensive income:
Foreign currency translation (net of $0 tax)	(8)	(173)
Unrealized loss on AFS securities (net of $0 tax)	(8)	—
Comprehensive income	$5,147	$12,772
Net income per share:
Basic	$0.09	$0.22
Diluted	$0.08	$0.22
Weighted-average shares outstanding:
Basic	60,230	59,559
Diluted	60,770	59,572
Dividends declared per common share	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,163	$12,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,136	1,897
Amortization of capitalized software costs	3,602	2,679
Amortization of other intangibles	1,841	1,866
Provision for bad debts	(1,136)	1,805
Provision for inventory obsolescence	9	—
Share-based compensation	790	541
Deferred income taxes	16	517
Excess tax benefit from share-based compensation	—	(50)
Change in fair value of contingent consideration	604	46
Loss on disposal of equipment and improvements	12	—
Changes in assets and liabilities:
Accounts receivable	3,172	7,503
Inventories	70	(273)
Income taxes receivable	2,367	—
Other current assets	3,129	4,025
Other assets	(429)	(610)
Accounts payable	955	(4,061)
Deferred revenue	(571)	(2,416)
Accrued compensation and related benefits	(2,059)	158
Income taxes payable	(178)	3,823
Other current liabilities	(1,568)	149
Deferred compensation	373	141
Other noncurrent liabilities	267	842
Net cash provided by operating activities	18,565	31,527
Cash flows from investing activities:
Additions to capitalized software costs	(2,902)	(7,300)
Additions to equipment and improvements	(2,255)	(1,835)
Proceeds from sales and maturities of marketable securities	1,936	—
Net cash used in investing activities	(3,221)	(9,135)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	—	50
Proceeds from (payments from) exercise of stock options	(54)	250
Dividends paid	(10,687)	(10,417)
Payment of contingent consideration related to acquisitions	—	(62)
Net cash used in financing activities	(10,741)	(10,179)
Net increase in cash and cash equivalents	4,603	12,213
Cash and cash equivalents at beginning of period	103,145	105,999
Cash and cash equivalents at end of period	$107,748	$118,212

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$212	$2,032

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consist of NextGen Healthcare Information Systems, LLC (“NextGen”), NextGen RCM Services, LLC, Opus Healthcare Solutions, LLC, ViaTrack Systems, LLC (“ViaTrack”), Matrix Management Solutions, LLC, QSI Management, LLC, Quality Systems India Healthcare Private Limited (“QSIH”) and Mirth Corporation (“Mirth”) (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.
Basis of Presentation. The accompanying unaudited consolidated financial statements as of June 30, 2014 and for the three months ended June 30, 2014 and 2013 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Amounts related to disclosures of March 31, 2014 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
Revenue Recognition. The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers ("VARs"). The Company also generates revenue from sales of hardware and third-party software, implementation and training, electronic data interchange (“EDI”), revenue cycle management ("RCM"), post-contract support (maintenance) and other services, including subscriptions and hosting services, performed for clients who license the Company's products.
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
Revenue is divided into two categories, “system sales” and “maintenance, EDI, RCM and other services.” Revenue in the system sales category includes software license fees, third-party hardware and software and implementation and training services related to purchase of the Company's software systems. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM services, consulting services, annual third-party license fees, subscriptions, hosting services, Software as a Service ("SaaS") fees and other services revenue.
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
During the quarter ended June 30, 2014, the Company elected to bypass the optional qualitative step of the goodwill impairment assessment and proceed directly with the quantitative step, under which the Company is required to compare the estimated fair value of each reporting unit with goodwill to its net carrying amount. An impairment loss is recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The Company determined the fair value of its reporting units utilizing the average of two valuation methods, consisting of the income approach (based upon estimates of future discounted cash flows for each reporting unit) and a market comparable approach (based upon valuation multiples of companies that operate in similar industries with similar operating characteristics). The cash flows used to determine fair value under the income approach represent Management's best estimates of projected operating results and assumed terminal growth rates that are dependent on a number of significant assumptions based on historical experience, expectations of future performance, and the expected macro-economic environment, which are subject to change given the inherent uncertainty in predicting future results. The Company also considered the Company's stock price and market capitalization as a corroborative step in assessing the reasonableness of the fair values estimated for the reporting units as part of the goodwill impairment assessment. The results of the goodwill impairment assessment established that the fair value for each reporting unit with goodwill significantly exceeded its respective net carrying amount, indicating that no goodwill impairment existed as of the annual test date.
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
Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income (loss) for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Costs and expenses:
Cost of revenue	$86	$74
Research and development costs	83	42
Selling, general and administrative	621	425
Total share-based compensation	790	541
Income tax benefit	(263)	(168)
Decrease in net income	$527	$373

Recent Accounting Standards. New accounting pronouncements implemented by the Company during the current year or requiring implementation in future periods are discussed below or in the notes, where applicable.
In May 2014, the FASB, along with the International Accounting Standards Board, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about revenue and provides improved guidance for multiple element arrangements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new guidance following either a full retrospective or modified retrospective approach.  Early adoption is not permitted.
ASU 2014-09 is effective for the Company in the first quarter of fiscal 2018.  The Company is currently evaluating the potential impact of implementation of this updated authoritative guidance on its consolidated financial statements.

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2014 and March 31, 2014:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	June 30, 2014
ASSETS
Cash and cash equivalents (1)	$107,748	$107,748	$—	$—
Restricted cash	2,605	2,605	—	—
Marketable securities (2)	8,687	8,687	—	—
	$119,040	$119,040	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$15,517	$—	$—	$15,517
	$15,517	$—	$—	$15,517

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2014
ASSETS
Cash and cash equivalents (1)	$103,145	$103,145	$—	$—
Restricted cash	4,351	4,351	—	—
Marketable securities (2)	10,656	10,656	—	—
	$118,152	$118,152	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$14,913	$—	$—	$14,913
	$14,913	$—	$—	$14,913
___________________________________
(1) Cash and cash equivalents consists of money market funds.
(2) Marketable securities consist of fixed-income securities, including certificates of deposit and municipal securities.

The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. The fair value adjustments are reflected as a component of selling, general and administrative expense. Key assumptions include discount rates and probability-adjusted achievement of revenue and strategic targets that are not observable in the market. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability related to the acquisitions of Sphere Health Systems, Inc., IntraNexus, Inc., and Mirth were estimated based on the probability of achieving certain business milestones and/or management’s forecast of expected revenues.
The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the three months ended June 30, 2014:

Total Liabilities
Balance as of April 1, 2014	$14,913
Fair value adjustments	604
Balance as of June 30, 2014	$15,517

Non-Recurring Fair Value Measurements
The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the three months ended June 30, 2014, there were no adjustments to fair value of such assets.

3. Goodwill
The Company does not amortize goodwill as it has been determined to have an indefinite useful life.
Goodwill by division consists of the following:

	March 31, 2014	Acquisitions	Impairment	June 30, 2014
QSI Dental Division (1)	$7,289	$—	$—	$7,289
NextGen Division	33,225	—	—	33,225
RCM Services Division	32,290	—	—	32,290
Total goodwill	$72,804	$—	$—	$72,804
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

Approximately 70% of the goodwill balance as of June 30, 2014 is expected to be deductible for income tax purposes over the periods prescribed by the Internal Revenue Code ("IRC").

4. Intangible Assets

The Company’s definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	June 30, 2014
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$23,510	$48,928
Accumulated amortization	(12,702)	(1,732)	(3,319)	(17,753)
Net intangible assets	$9,348	$1,636	$20,191	$31,175

	March 31, 2014
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$23,510	$48,928
Accumulated amortization	(11,837)	(1,599)	(2,476)	(15,912)
Net intangible assets	$10,213	$1,769	$21,034	$33,016

Activity related to the intangible assets for the three months ended June 30, 2014 and 2013 is summarized as follows:

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2014	$10,213	$1,769	$21,034	$33,016
Amortization (1)	(865)	(133)	(843)	(1,841)
Balance as of June 30, 2014	$9,348	$1,636	$20,191	$31,175

	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Balance as of April 1, 2013	$13,128	$906	$13,516	$27,550
Amortization (1)	(1,054)	(80)	(732)	(1,866)
Balance as of June 30, 2013	$12,074	$826	$12,784	$25,684
_______________________________
(1) Amortization of the customer relationships and the trade name & contracts intangible assets is included in operating expenses and amortization of the software technology intangible assets is included in cost of revenue for software and hardware.

The following table represents the remaining estimated amortization of definite-lived intangible assets as of June 30, 2014:

For the year ended March 31,
2015 (remaining nine months)	$5,286
2016	7,024
2017	6,553
2018	4,301
2019	3,517
2020 and beyond	4,494
Total	$31,175

Approximately 95% of the acquired intangible assets are expected to be deductible for income tax purposes over the periods prescribed by the IRC.
5. Capitalized Software Costs

The Company’s capitalized software development costs are summarized as follows:

	June 30, 2014	March 31, 2014
Gross carrying amount	$103,358	$100,455
Accumulated amortization	(64,906)	(61,303)
Net capitalized software costs	$38,452	$39,152

Activity related to net capitalized software costs for the three months ended June 30, 2014 and 2013 is summarized as follows:

	2014	2013
Balance as of April 1	$39,152	$39,781
Capitalized	2,902	7,300
Amortization	(3,602)	(2,679)
Balance as of June 30	$38,452	$44,402

The following table presents the remaining estimated amortization of capitalized software costs as of June 30, 2014. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2015 (remaining nine months)	$11,500
2016	13,800
2017	6,700
2018	2,900
2019	2,700
2020 and beyond	852
Total	$38,452

6. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	June 30, 2014	March 31, 2014
Accounts receivable, gross	$127,476	$127,006
Sales return reserve	(10,774)	(10,530)
Allowance for doubtful accounts	(4,860)	(6,295)
Accounts receivable, net	$111,842	$110,181

Inventories are summarized as follows:

	June 30, 2014	March 31, 2014
Computer systems and components	$755	$834

Equipment and improvements are summarized as follows:

	June 30, 2014	March 31, 2014
Computer equipment	$38,273	$37,322
Furniture and fixtures	9,571	9,395
Leasehold improvements	9,934	8,874
	57,778	55,591
Accumulated depreciation and amortization	(34,863)	(32,790)
Equipment and improvements, net	$22,915	$22,801

Current and non-current deferred revenue are summarized as follows:

	June 30, 2014	March 31, 2014
Maintenance	$14,942	$15,482
Implementation services	34,149	36,634
Annual license services	11,351	11,176
Undelivered software and other (1)	10,250	7,785
Deferred revenue	$70,692	$71,077
Deferred revenue, net of current	$2,001	$2,187
(1) Includes subscriptions and SaaS deferred revenue.

Accrued compensation and related benefits are summarized as follows:

	June 30, 2014	March 31, 2014
Payroll, bonus and commission	$3,473	$6,193
Vacation	10,421	9,760
Accrued compensation and related benefits	$13,894	$15,953

Other current and non-current liabilities are summarized as follows:

	June 30, 2014	March 31, 2014
Customer deposits and liabilities	$3,699	$76
Self insurance reserve	2,675	2,090
Care services liabilities	2,605	4,351
Accrued EDI expense	1,978	1,702
Accrued royalties	1,423	1,418
Accrued consulting	1,311	1,707
Contingent consideration and other liabilities related to acquisitions	978	1,052
Deferred rent	843	964
Users group meeting deposits	549	—
Professional services	303	170
Accrued travel	251	369
Outside commission payable	144	255
Other accrued expenses	3,857	4,128
Other current liabilities	$20,616	$18,282

Contingent consideration and other liabilities related to acquisitions	$15,030	$14,736
Deferred rent	3,482	3,509
Income tax payable	804	841
Other non-current liabilities	$19,316	$19,086

7. Income Taxes
The provision for income taxes for the three months ended June 30, 2014 and 2013 was approximately $2.7 million and $6.4 million, respectively. The effective tax rates were 34.0% and 33.0% for the three months ended June 30, 2014 and 2013, respectively. The effective rate for the three months ended June 30, 2014 increased as compared to the same prior year period primarily due to the absence of a federal research and development tax credit reflected in the current period, offset by an increased benefit of the foreign rate differential and a decrease in qualified production activities deduction. The federal research and development tax credit statute expired on December 31, 2013 and has not been reenacted as of June 30, 2014.
The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items that give rise to the deferred amount. The Company expects to receive the full benefit of the deferred tax assets recorded with the exception of a specific state tax credit for which the Company has recorded a valuation allowance.
Uncertain tax positions As of June 30, 2014, the Company had recorded a liability of $759 for unrecognized tax benefits related to various federal, state and local income tax matters. If recognized, this amount would reduce the Company’s effective tax rate. The tax liability for the three months ended June 30, 2014 increased from the same prior year period by $24 due to changes in reserves for state and local income tax liabilities and certain tax positions related to acquired companies.
The Company is no longer subject to U.S. federal income tax examinations for tax years before 2013. With few exceptions, the Company is no longer subject to state income tax examinations for tax years before 2009. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

8. Earnings per Share

The Company provides presentation of “basic” and “diluted” earnings per share (“EPS”). Shares discussed below are in thousands.

	Three Months Ended June 30,
	2014	2013
Net income	$5,163	$12,945
Basic net income per share:
Weighted-average shares outstanding — Basic	60,230	59,559
Basic net income per common share	$0.09	$0.22

Net income	$5,163	$12,945
Diluted net income per share:
Weighted-average shares outstanding — Basic	60,230	59,559
Effect of potentially dilutive securities	540	13
Weighted-average shares outstanding — Diluted	60,770	59,572
Diluted net income per common share	$0.08	$0.22

The computation of diluted net income per share does not include 1,492 and 1,227 options to acquire shares of common stock for the three months ended June 30, 2014 and 2013, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

9. Share-Based Awards
Employee Stock Option and Incentive Plans
In September 1998, the Company’s shareholders approved a stock option plan (the “1998 Plan”) under which 8,000,000 shares of common stock were reserved for the issuance of options. The 1998 Plan provides that employees and directors of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted options to purchase shares of common stock. The exercise price of each option granted was determined based on the date of grant, and options under the 1998 Plan expire no later than 10 years from the date of grant. Options granted pursuant to the 1998 Plan became exercisable in accordance with the terms of the agreements pursuant to which they were granted. Upon change of control of the Company, as such term is defined in the 1998 Plan, each outstanding option may be subject to accelerated vesting at the discretion of the Board of Directors if no provision is made for the continuance of the 1998 Plan and the assumption of the options outstanding under the 1998 Plan, or certain other circumstances. The 1998 Plan was terminated on December 31, 2007. As of June 30, 2014, there were 20,000 outstanding options related to the 1998 Plan.
In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees and directors of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of the Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expires on May 25, 2015, unless terminated earlier by the Board of Directors. As of June 30, 2014, there were 1,759,551 outstanding options, 53,293 outstanding shares of restricted stock, restricted stock units and performance based restricted stock, and 2,222,739 shares available for future grant under the 2005 Plan.

A summary of stock option transactions during the three months ended June 30, 2014 follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2014	1,370,101	$27.85	5.8
Granted	439,650	15.99	7.9
Exercised	—	—	0	$—
Forfeited/Canceled	(30,200)	26.24	6.3
Outstanding, June 30, 2014	1,779,551	$24.94	6.1	$26
Vested and expected to vest, June 30, 2014	1,678,763	$25.12	6.1	$24
Exercisable, June 30, 2014	571,981	$30.90	4.7	$—

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Expected life	4.8 years	4.9 years
Expected volatility	36.6%	43.7%
Expected dividends	4.3%	3.9%
Risk-free rate	1.7%	1.0%
The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2014 and 2013 was $3.50 and $4.87 per share, respectively.
The Company issues new shares to satisfy option exercises. Based on historical experience of option cancellations, the Company has estimated an annualized forfeiture rate of 8.4% and 8.1% for employee options for the three months ended June 30, 2014 and 2013, respectively, and 0.0% for director options for the three months ended June 30, 2014 and 2013. Forfeiture rates are adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.
During the three months ended June 30, 2014, a total of 439,650 options to purchase shares of common stock were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2015 and 2014 is as follows:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expires
June 3, 2014	439,650	$15.99	Five years	June 3, 2022
Fiscal year 2015 option grants	439,650

August 15, 2013	85,000	$20.85	Five years	August 15, 2021
July 30, 2013	28,000	$22.59	Five years	July 30, 2021
May 29, 2013	356,000	$17.95	Five years	May 29, 2021
Fiscal year 2014 option grants	469,000
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.
Employee and Executive Officer Awards
On May 28, 2014, the Board of Directors awarded options to purchase the Company’s common stock to certain high-performing employees. The options were granted on the first day of the next open trading window under the Company's Insider Trading Policy, issued pursuant to the 2005 Plan, have an exercise price equal to the closing price of the Company’s shares on the date of grant, a term of eight years and vest in five equal annual installments commencing one year following the date of grant.

On May 27, 2014, the Compensation Committee of the Board of Directors approved the Company's fiscal year 2015 Executive Compensation Program (the "Program") under which the Company's named executive officers are eligible to receive cash bonuses based on meeting certain target increases in revenue and non-GAAP financial targets, as defined in the Program (i.e. non-GAAP earnings per share and a measure of free cash flow) for fiscal year 2015. Under the Program, the named executive officers also received certain equity incentive awards issued under the 2005 Plan. These equity awards included (i) an aggregate of 105,000 options to purchase the Company's common stock, which were granted on the first day of the next open trading window under the Company's Insider Trading Policy, have an exercise price equal to the closing price of the Company's shares on the date of grant, a term of eight years and a vesting schedule of five equal annual installments commencing one year following the date of grant; and (ii) a potential award of up to an aggregate of 170,000 restricted performance shares of the Company's common stock vesting over a three year period based on the achievement of target average daily share prices for the ninety calendar day period ending May 31st of each of the subsequent three fiscal years.
Share-based compensation expense associated with the restricted performance shares under the Program is based on the grant date fair value measured at the underlying closing share price on the date of grant using a Monte Carlo-based valuation model. Share-based compensation expense associated with the options under the Company’s equity incentive programs are initially based on the number of options expected to vest after assessing the probability that the performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilizes the Black-Scholes option valuation model with the assumptions in the table below to calculate the share-based compensation expense related to the options. Share-based compensation expense recorded for these performance-based awards was $104 and $92 for the three months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Expected life	4.8 years	4.9 years
Expected volatility	36.5%	43.5%
Expected dividends	4.3%	3.7%
Risk-free rate	1.6%	1.4%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the three months ended June 30, 2014 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2014	991,560	$7.73
Granted	439,650	3.50
Vested	(193,440)	8.50
Forfeited/Canceled	(30,200)	7.66
Outstanding, June 30, 2014	1,207,570	$6.07

As of June 30, 2014, $6,308 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.8 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2014 and 2013 was $1,645 and $1,057, respectively.
Director Awards
On May 28, 2014, the Board of Directors approved its 2015 Director Compensation Program, pursuant to which each non-employee director is to be granted shares of restricted stock upon election or re-election to the Board of Directors. The shares of restricted stock are awarded under the 2005 Plan. Such shares of restricted stock vest in two equal, annual installments on the first and second anniversaries of the grant date and are nontransferable for one year following vesting. The weighted-average grant date fair value for the restricted stock was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock is amortized on a straight-line basis over the vesting period.

The Company recorded compensation expense related to restricted stock of approximately $174 and $92 for the three months ended June 30, 2014 and 2013, respectively. Restricted stock activity for the three months ended June 30, 2014 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2014	64,571	$20.74
Granted	788	17.14
Vested	(12,066)	21.68
Outstanding, June 30, 2014	53,293	$21.21

As of June 30, 2014, $713 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.1 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

10. Concentration of Credit Risk
The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2014. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

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
Hussein Litigation
On October 7, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of the Company.  The Company filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance.  The amended complaint seeks actual damages, exemplary and punitive damages and costs. The Company has filed a demurrer to the amended complaint and is awaiting a decision from the Court. The Company believes that plaintiff’s claims are without merit and continues to defend against them vigorously.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of the Company other than the defendants against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California, captioned Deerfield Beach Police Pension Fund, individually and on behalf of all others similarly situated, v. Quality Systems, Inc., Steven T. Plochocki, Paul A. Holt and Sheldon Razin, No. SACV13-01818-CJC-JPRx, by the Deerfield Beach Police Pension Fund, a shareholder of the Company. After the court appointed lead plaintiffs and lead counsel for this action, lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. The Company filed a motion to dismiss the amended complaint on June 20, 2014. The Company believes that plaintiff’s claims are without merit and intends to defend against them vigorously.
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

12. Operating Segment Information
The Company has four reportable segments that are evaluated regularly by its chief decision making group (consisting of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) in deciding how to allocate resources and in assessing performance. The chief decision making group evaluates performance based upon stand-alone segment operating income. Since assets by segment are not reported to or used by the Company’s chief decision making group to allocate resources, or to assess performance, total assets by segment are not disclosed.
Operating segment data is as follows:

	Three Months Ended June 30,
	2014	2013
Revenue:
QSI Dental Division	$4,243	$5,151
NextGen Division	91,714	81,535
Hospital Solutions Division	4,176	5,467
RCM Services Division	17,761	17,376
Consolidated revenue	$117,894	$109,529

Operating income (loss):
QSI Dental Division	$935	$1,641
NextGen Division	43,965	36,629
Hospital Solutions Division	(1,125)	(704)
RCM Services Division	1,836	3,022
Corporate and unallocated	(37,856)	(21,035)
Consolidated operating income	$7,755	$19,553

Effective April 1, 2014, the Company refined the measurement of its segment data to better reflect an organizational structure whereby certain expenses managed by functional area leadership are no longer classified within the operating segments but rather as a component of Corporate and unallocated. Such classification is consistent with the disaggregated financial information used by the Company's chief decision making group. The amounts classified as Corporate and unallocated have historically consisted primarily of corporate general and administrative costs and other centrally managed overhead costs, including accounting and finance, human resources, and legal costs, as well as non-recurring acquisition costs and the post-acquisition amortization of certain intangible assets. Currently, as a result of the refinement of its segment data, the Company no longer classifies the costs of the marketing and research and development functional areas and the amortization of capitalized software costs within the operating segments. The Company has retroactively reclassified the prior year operating income in the table above to present all segment information on a comparable basis.

The major components of the Corporate and unallocated amounts are summarized in the table below:

	Three Months Ended June 30,
	2014	2013
Research and development costs	$16,236	$5,614
Amortization of capitalized software costs	4,491	2,395
Marketing expense	3,229	2,167
Other Corporate and overhead costs	13,900	10,859

Total Corporate and unallocated	37,856	21,035

13. Subsequent Events

On July 23, 2014, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of September 12, 2014 with an expected distribution date on or about October 3, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act ("ARRA") and The Patient Protection and Affordable Care Act, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.
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

•	Company Overview. This section provides a more detailed description of our Company, its operating segments, a summary of our acquisition transactions and the products and services we offer.

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

Management Overview
Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions (each, a "Division") which are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Hospital Solutions Division and (iv) the RCM Services Division. We also have a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”). We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing our proprietary software in combination with third-party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations. Our scalable interoperability and population health offerings help to improve care collaboration, quality and safety. Enabled by our interoperability solutions, data-driven patient population healthcare management decisions assist in creating more desirable operational, clinical, and financial outcomes that substantiate the value of patient-centered and accountable care models.
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
While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the market for physician based electronic health records software is becoming increasingly saturated while physician group practices are rapidly being consolidated by hospital, insurance payers and other entities. Hospital software providers are leveraging their position with their hospital customers to gain market share with hospital owned physician practices. Insurance providers and large physician groups are also consolidating physician offices creating additional opportunity for ambulatory software providers like us. Our strategy is to focus on addressing the growing needs of accountable care organizations around interoperability, patient engagements, population health, and data analytics.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates (including but not limited to those related to revenue recognition, uncollectible accounts receivable, capitalizable software development costs, intangible assets and self-

insurance accruals) for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our Notes to Consolidated Financial Statements included in our Annual Report. We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report. There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the end of fiscal year 2014.
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
The QSI Dental Division, NextGen Division and Hospital Solutions Division develop and market software that is designed to automate and streamline a number of the administrative functions required for operating a medical, dental, or hospital practice, such as patient scheduling and billing. It is important to note that since in both the medical and dental environments, practice management software systems have already been implemented by the vast majority of practices, we actively compete in a replacement market by leveraging the benefits of our interoperable electronic health records software. With the addition of Mirth, our combined solutions enrich the already strong collaborative, connected care support and set the stage for data synchronization, interoperability growth and expansion of our current accountable and collaborative care, population health, disease management and clinical data exchange offering. These Divisions also develop and market software that automates patient records in physician practices, community health centers and hospital settings. In this patient records area of our business, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems. The Hospital Solutions Division develops and markets financial management and billing software products, which perform administrative functions required for operating small and specialty hospitals as well as clinical offerings such as multi-disciplinary clinical documentation and computerized physician order entry. The RCM Services Division provides technology solutions and outsourcing services to cover the full spectrum of healthcare providers' RCM needs, with a primary focus on outsourced billing and collection services.
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
The following table reflects our reported segment revenue and segment revenue growth by Division for the three months ended June 30, 2014 and 2013:

	Segment Revenue Breakdown
	Three Months Ended June 30,
	2014	2013
QSI Dental Division	3.6%	4.7%
NextGen Division	77.8%	74.4%
Hospital Solutions Division	3.5%	5.0%
RCM Services Division	15.1%	15.9%
Consolidated	100.0%	100.0%

	Segment Revenue Growth (Decline)
	Three Months Ended June 30,
	2014	2013
QSI Dental Division	(17.6)%	4.0%
NextGen Division	12.5%	(5.4)%
Hospital Solutions Division	(23.6)%	(51.9)%
RCM Services Division	2.2%	10.1%
Consolidated	7.6%	(7.4)%
QSI Dental Division. The QSI Dental Division, co-located with our corporate headquarters in Irvine, California, focuses on developing, marketing and supporting software suites sold to dental group organizations located throughout the United States. The QSI Dental Division sells additional licenses to its legacy products as existing clients expand their operations, and sells its cloud-based Software as a Service ("SaaS") model practice management and clinical software solutions to new and existing customers. This software solution, QSIDental Web ("QDW"), is marketed primarily to multi-location dental group practices in which the QSI Dental Division has historically been a dominant player. QDW offers a lower cost of ownership as it is a cloud-based solution that requires a customer to have Internet access to run the application. Further, QSI Dental sells its Electronic Dental Chart in conjunction with NextGen PM and EHR ("Electronic Health Record") and is marketed as NextGen® EDR (“Electronic Dental Record”) to Federally Qualified Health Centers (“FQHC”) and other safety net entities further defined below.
The QSI Dental Division participates jointly with the NextGen Division in providing software and services to safety-net clinics like FQHCs and other “safety net” health centers, including Public Health Centers, Community Health Centers, Free Clinics, as well as Rural and Tribal Health Centers. FQHCs are community-based organizations and are funded by the federal government, which provide medical and dental services to underprivileged and underserved communities. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, reserved $11 billion over a multi-year period for FQHCs, creating unprecedented opportunities for FQHCs growth and the formation of new FQHCs. When combined and used in tandem, NextGen® EHR, NextGen® EDR, and NextGen® PM provide a unique product in this marketplace — an integrated patient record accessible by both physicians and dentists. On May 3, 2013, NextGen® EDR version 4.3 was ONC-ATCB certified by the Certification Commission for Health Information ("CCHIT®") as a complete EHR and complies with all clinical quality measures for Eligible Providers. The additional software NextGen® EDR version 4.3 relied on to demonstrate compliance was NextGen® EHR version 5.8.
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
On November 14, 2011 we acquired ViaTrack, a developer and provider of information technologies that enhance EDI offerings. This acquisition provides a platform to pursue significant opportunities that exist to leverage ViaTrack's technologies to reduce costs and enhance our EDI offerings to all divisions.
NextGen Division. The NextGen Division, with headquarters in Horsham, Pennsylvania and a significant location in Atlanta, Georgia, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations. The NextGen Division's major product categories include the NextGen® Ambulatory product suite and NextGen® Community Connectivity.
The NextGen Ambulatory product suite streamlines patient care with standardized, real-time clinical and administrative workflows within a physician’s practice, and major product categories include NextGen® EHR, NextGen® PM, NextGen® Dashboard, NextGen® Mobile, and NextGen® NextPen. NextGen® Community Connectivity consists of NextGen® Health Information Exchange (formerly Community Health Solution), NextGen® Patient Portal (NextMD.com), and NextGen® Health Quality Measures. The NextGen Division also offers hosting services, NextGuard – Data Protection services, and consulting services, such as strategic governance models and operational transformation, technical consulting such as data conversions or interface development. The NextGen Division products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment. The NextGen Division also provides EDI services, which include electronic submission of claims to insurance providers as well as automated patient statements.
On September 9, 2013, we acquired Mirth, a global leader in health information technology that helps clients achieve interoperability. Operating results associated with Mirth products and services are included in the NextGen Division. The acquisition of Mirth will enhance our current enterprise interoperability initiatives and broaden our accountable and collaborative care, population health, disease management and clinical data exchange offerings. Mirth offers a wide variety of products and services utilized by both users of Mirth open code technology as well as a large base of domestic and international paying customers. Product offerings available from Mirth include Mirth Connect, Mirth Results, Mirth Match, Mirth Mail, Mirth Appliance, Mirth Care and Mirth Gateway. As a direct result of the Mirth acquisition, we introduced NextGen® Share to our customer base in November 2013. As our first offering that integrates technologies from both NextGen Healthcare and Mirth, NextGen® Share provides the ability to securely and easily share patient charts and other data with other practices using NextGen Internet based software.
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
In the last few years, we have acquired companies that were established developers of software and services for the hospital market to operate under the Hospital Solutions Division. On May 1, 2012, we acquired The Poseidon Group, a provider of emergency department software. On July 26, 2011, we acquired CQI Solutions, Inc., a provider of hospital systems for surgery management. On April 29, 2011, we acquired IntraNexus, Inc., a provider of Web-based integrated clinical and hospital information systems. On February 10, 2010, we acquired Opus Healthcare Solutions, LLC, a provider of Web-based clinical solutions to hospital systems and integrated health networks nationwide and on August 12, 2009 we acquired Sphere Health Systems, Inc., a provider of financial information systems to the small hospital inpatient market. These acquisitions are part of our long term strategy to expand in the small and specialty hospital market and to add new clients by taking advantage of cross selling opportunities between the ambulatory and hospital markets.
RCM Services Division. The RCM Services Division, with locations in St. Louis, Missouri, North Canton, Ohio, South Jordan, Utah and Hunt Valley, Maryland, provides technology solutions and consulting services to cover the full spectrum of healthcare providers' RCM needs, from patient access through claims denials, with a primary focus on billing and collection services. The RCM Services Division combines a Web-delivered SaaS model and the NextGen® PM software platform to execute its service offerings. Execution of the plan to transition our client base onto the NextGen platform is being implemented. On April 15, 2012, we acquired Matrix Management Solutions, LLC (“Matrix”). Since 1998, North Canton, Ohio-based Matrix, a value-added reseller for NextGen Healthcare, has provided RCM services, healthcare information technology solutions and training, implementation and support centered on NextGen technology, to its clients nationwide. The acquisition has enabled our RCM Services Division to expand its footprint among private and hospital-based physicians and groups by leveraging Matrix's RCM expertise.

Overview of Our Results

•
Consolidated revenue increased 7.6% in the three months ended June 30, 2014 as compared to the prior year period. The increase reflects a 11.4% increase in recurring services revenue (i.e. maintenance, EDI, RCM and other services revenues), mitigated by a 6.8% decrease in system sales revenue. The decline in system sales revenue reflects the increasingly saturated markets in which our core software products are sold.

•
Consolidated gross profit as a percentage of revenue decreased to 52.3% for the three months ended June 30, 2014 compared to 56.1% in the prior year period. The decline is primarily the result of a shift in the mix of revenue towards lower-margin recurring services. For the three months ended June 30, 2014, recurring services revenue comprised 82.2% of consolidated revenue, as compared to 79.4% in the prior year period.

•
Consolidated operating income decreased 60.3% , or $11.8 million, in the three months ended June 30, 2014 as compared to the prior year period primarily due to a $10.6 million increase in research and development costs as compared to the prior year period resulting from lower capitalization rates of software development costs.

QSI Dental Division
QSI Dental Division revenue decreased 17.6% in the three months ended June 30, 2014. Divisional operating income (excluding Corporate and unallocated amounts) was $0.9 million in the three months ended June 30, 2014, a decrease of 43.0% as compared to the same prior year period. The decrease in operating income was primarily the result of a $0.6 million decrease in system sales revenue. It should be noted that the division's new software solution, QDW, is being sold as a SaaS solution for which revenue is recognized over a longer period of time rather than upfront. Revenue recognized from QDW was not significant in the three months ended June 30, 2014.

•
The QSI Dental Division is well-positioned to sell to the FQHCs market and intends to continue leveraging the NextGen Division's sales force to sell its dental electronic medical records software to practices that provide both medical and dental services, such as FQHCs, which are receiving grants as part of the ARRA.

•
Our goal for the QSI Dental Division is to maximize profit performance given the constraints represented by a relatively weak purchasing environment in the dental group practice market while taking advantage of opportunities with the new QDW product.

NextGen Division

•
NextGen Division revenue increased 12.5% in the three months ended June 30, 2014, as compared to the same prior year period. This variance reflects a 16.4% growth in recurring service revenue, including an increase of 8.6% in maintenance, 10.3% in EDI revenue and 42.9% in other services revenue. The acquisition of Mirth in September 2013 contributed to the growth in other services revenue for the three months ended June 30, 2014. Recurring service revenue increased to $72.5 million and accounted for 79.1% of total NextGen Division revenue for the three months ended June 30, 2014. In the same period a year ago, recurring service revenue of $62.3 million represented 76.5% of total NextGen Division revenue.

•
NextGen Division operating income (excluding Corporate and unallocated amounts) increased by 20.0% in the three months ended June 30, 2014, as compared to the same prior year period. The increase in operating income is primarily the result of the increase in total revenue and a decline in operating expenses.

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

•
The latest significant versions of our ambulatory software products achieved general release during the third quarter of fiscal 2014. Due to the overall increase in the capitalized software costs balance, we expect that these releases will result in significantly higher rates of amortization relative to previously capitalized software development costs reflected in our recent historical operating results. Amortization of capitalized software costs are reflected as cost of revenue on our Consolidated Statements of Comprehensive Income. Refer to Note 5, “Capitalized Software Costs” of our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an estimate of future amortization of capitalized software costs as of June 30, 2014. We have also noted a trend towards shorter development cycles, which impacts our rate of capitalization of software development costs. Although lower capitalization rates have no impact on our overall cash flows, it results in a higher portion of our software development costs being expensed up front, resulting in increased research and development expenses as compared to prior periods.

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

Hospital Solutions Division

•
Hospital Solutions Division revenue decreased 23.6% in the three months ended June 30, 2014. Revenue was negatively impacted by a 43.6% decline in system sales, as well as lower maintenance revenue and higher accruals for anticipated sales credits.

•
Divisional operating loss (excluding Corporate and unallocated amounts) was $1.1 million for the three months ended June 30, 2014 as compared to a $0.7 million loss for the same prior year period. The decline in operating results is primarily due to the decline of divisional revenue.

•
The Hospital Solutions Division has incurred losses in the last several quarters and is expected to continue to incur losses for the foreseeable future while we continue to invest in implementation and training, support, and development to support our customer base and maximize customer satisfaction. Our expectations about the future performance of this Division resulted in the full impairment of significant long-term assets of this Division during the three months ended December 31, 2013. Along with recording the impairment charge, we have also ceased capitalization and amortization of software development costs at this Division. For the three months ended June 30, 2013, total capitalized software costs were approximately $0.9 million and total amortization of previously capitalized amounts was approximately $0.4 million.

RCM Services Division

•
RCM Services Division revenue increased 2.2% in the three months ended June 30, 2014. The RCM Services Division benefited from organic growth achieved through cross selling RCM services to existing NextGen Division clients, as well as new clients added during the three months ended June 30, 2014.

•
Operating income decreased 39.2% in the three months ended June 30, 2014 as compared to the same prior year period primarily as a result of a decrease in divisional gross profit compared to the prior year period.

•
The Company believes that a significant opportunity exists to continue cross selling RCM services to existing customers. The portion of existing NextGen customers who are using the RCM Services Division's services is less than 10%. Management is actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen Division's sales force towards selling RCM services. We also believe that the increased complexity related to the billing and collections process, expected to go into effect with ICD-10, will create additional opportunities for our RCM Services Division.

•	Actual and expected customer turnover may impact short term revenue for the division. However, we are encouraged by increased sales activity and a growing sales pipeline of RCM services.
Corporate and unallocated amounts (costs not allocated to the operating segments)

•
Effective April 1, 2014, we refined the measurement of our segment data to better reflect an organizational structure whereby certain expenses managed by functional area leadership are no longer classified within the operating segments but rather as a component of Corporate and unallocated. Such classification is consistent with the disaggregated financial information used by the chief decision making group. As a result, we no longer classify the amortization of capitalized software costs within the operating segments. The Company has retroactively reclassified the prior year gross margin amounts included in the MD&A to present all segment information on a comparable basis. For additional details, refer to Note 12, “Operating Segment Information,” of our notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
(Unaudited)	2014	2013
Revenues:
Software and hardware	12.5%	14.6%
Implementation and training services	5.3	6.0
System sales	17.8	20.6
Maintenance	34.6	35.2
Electronic data interchange services	15.5	15.2
Revenue cycle management and related services	14.2	14.6
Other services	17.9	14.3
Maintenance, EDI, RCM and other services	82.2	79.4
Total revenues	100.0	100.0
Cost of revenue:
Software and hardware	5.6	4.5
Implementation and training services	6.1	6.5
Total cost of system sales	11.7	11.0
Maintenance	5.9	4.8
Electronic data interchange services	10.2	9.9
Revenue cycle management and related services	10.8	10.4
Other services	9.1	7.8
Total cost of maintenance, EDI, RCM and other services	36.0	32.9
Total cost of revenue	47.7	43.9
Gross profit	52.3	56.1
Operating expenses:
Selling, general and administrative	31.2	32.0
Research and development costs	13.8	5.1
Amortization of acquired intangible assets	0.8	1.1
Total operating expenses	45.8	38.2
Income from operations	6.6	17.9
Other income (expense), net	0.0	(0.2)
Income before income taxes	6.6	17.6
Provision for income taxes	2.3	5.8
Net income	4.3%	11.8%

Comparison of the Three Months Ended June 30, 2014 and June 30, 2013
Net Income. Our net income for the three months ended June 30, 2014 was $5.2 million, or $0.09 per share on a basic basis and $0.08 per share on a fully diluted basis. In comparison, we earned net income of $12.9 million, or $0.22 per share, on both a basic and fully diluted basis for the three months ended June 30, 2013. The change in net income for the three months ended June 30, 2014 was primarily attributed to the following:

•
a 6.8% decline in consolidated system sales revenue related to a number of factors, including higher adoption rates by large physician groups resulting in a lower number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension of the deadline to adopt stage two meaningful use requirements until calendar 2014.

•
a $12.0 million, or 28.7%, increase in total operating expenses compared to the prior year period. This increase is primarily due to a 189.2% increase in research and development expenses in the current period primarily due to the lower capitalization rates of software development costs relating to a trend towards shorter development cycles, which impacts our rate of capitalization.

•	a reduction of $3.7 million in the provision for income taxes, primarily a result of the decline of net income.

Revenue. Revenue for the three months ended June 30, 2014 increased 7.6% to $117.9 million from $109.5 million for the three months ended June 30, 2013. NextGen Division revenue increased 12.5% to $91.7 million compared to $81.5 million in the three months ended June 30, 2013, RCM Services Division revenue increased 2.2% to $17.8 million from $17.4 million, and the Hospital Solutions Division revenue decreased 23.6% during that same period to $4.2 million from $5.5 million. Revenue for the QSI Dental Division decreased 17.6% to $4.2 million from $5.2 million compared to the same prior year period.
System Sales. Revenue earned from our company-wide sales of systems for the three months ended June 30, 2014 decreased 6.8% to $21.0 million from $22.5 million in the same prior year period.
The following table breaks down our reported system sales into software, hardware and third-party software, and implementation and training services components on a consolidated and divisional basis for the three months ended June 30, 2014 and 2013 (in thousands):

	Software	Hardware and Third Party Software	Implementation and Training Services	Total System Sales
Three Months Ended June 30, 2014
QSI Dental Division	$159	$247	$186	$592
NextGen Division	12,702	967	5,497	19,166
Hospital Solutions Division	1,137	(567)	583	1,153
RCM Services Division	98	—	—	98
Consolidated	$14,096	$647	$6,266	$21,009
Three Months Ended June 30, 2013
QSI Dental Division	$551	$391	$277	$1,219
NextGen Division	13,496	1,398	4,297	19,191
Hospital Solutions Division	(40)	83	2,001	2,044
RCM Services Division	93	—	—	93
Consolidated	$14,100	$1,872	$6,575	$22,547
The decrease in system sales was driven primarily by lower sales of software, hardware, and third party software to both new and existing clients for the NextGen Division. NextGen Division software license revenue decreased 5.9% in the three months ended June 30, 2014 versus the same period last year. The NextGen Division’s software revenue accounted for 66.3% of divisional system sales revenue during the three months ended June 30, 2014 compared to 70.3% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
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
During the three months ended June 30, 2014, 5.0% of the NextGen Division’s system sales revenue was represented by hardware and third party software compared to 7.3% during same period a year ago. The number of clients who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third party software in the NextGen Division’s sales arrangements is typically at the request of our clients.
Implementation and training revenue related to system sales at the NextGen Division increased 27.9% in the three months ended June 30, 2014 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 70.9%, in the three months ended June 30, 2014 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. It should be noted that we have experienced a decline in the level of systems sales in recent quarters which in turn have resulted in a decline in the amount of implementation services sold. We have not had significant reductions in our staffing levels despite the decline in revenue as we believe that the demand for services is going to increase especially as our customers implement the newest release of our core ambulatory software products, which support new ICD-10 billing requirements.
Maintenance, EDI, RCM and Other Services. For the three months ended June 30, 2014, our consolidated revenue from maintenance, EDI, RCM and other services grew 11.4% to $96.9 million from $87.0 million in the same prior year period. The increase is due to an increase across all categories of recurring service revenue.
The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the three months ended June 30, 2014 and 2013 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended June 30, 2014
QSI Dental Division	$1,881	$1,290	$—	$480	$3,651
NextGen Division	36,603	16,800	—	19,145	72,548
Hospital Solutions Division	2,182	40	—	801	3,023
RCM Services Division	139	189	16,693	642	17,663
Consolidated	$40,805	$18,319	$16,693	$21,068	$96,885
Three Months Ended June 30, 2013
QSI Dental Division	$2,111	$1,406	$—	$415	$3,932
NextGen Division	33,707	15,236	—	13,401	62,344
Hospital Solutions Division	2,582	37	—	804	3,423
RCM Services Division	208	13	16,015	1,047	17,283
Consolidated	$38,608	$16,692	$16,015	$15,667	$86,982
Total NextGen Division maintenance revenue for the three months ended June 30, 2014 grew 8.6% to $36.6 million from $33.7 million for the same prior year period while NextGen Division EDI revenue grew 10.3% to $16.8 million compared to $15.2 million in the same prior year period. Maintenance revenue for the NextGen Division increased by $2.9 million for the three months ended June 30, 2014 as compared to the same prior year period, primarily as a result of net additional licenses from both new and existing clients and the addition of Mirth maintenance revenue. The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base. Other services revenue for the NextGen Division, which consists primarily of third party annual software license renewals, consulting services, SaaS fees, hosting services, and other subscriptions increased 42.9% to $19.1 million in the three months ended June 30, 2014 from $13.4 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers as well as the addition of Mirth subscription revenue.
QSI Dental Division maintenance, EDI and other services revenue for the three months ended June 30, 2014 and 2013 was $3.7 million and $3.9 million, respectively. For the three months ended June 30, 2014, RCM revenue for the RCM Services Division increased to $16.7 million compared to $16.0 million in the same prior year period. The growth in RCM revenue is primarily attributable to organic growth achieved through cross selling RCM services to existing NextGen Division clients, as well as new clients. For the Hospital Solutions Division, maintenance and other services revenue for the three months ended June 30, 2014 decreased 11.7% as compared to the same prior year period primarily due to a decrease in maintenance revenue primarily due to decreases in the amount of maintenance services provided to existing customers.
We intend to continue to promote maintenance, EDI and RCM services to both new and existing clients.
Cost of Revenue. Cost of revenue for the three months ended June 30, 2014 increased to $56.2 million from $48.1 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 47.7% from 43.9%. The increase in the cost of revenue as a percentage of revenue is primarily due to a change in the mix of revenues toward recurring services revenue, which have historically experienced a lower profit margin than system sales.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	%	2013	%
QSI Dental Division
Revenue	$4,243	100.0%	$5,151	100.0%
Cost of revenue	2,317	54.6%	2,392	46.4%
Gross profit	$1,926	45.4%	$2,759	53.6%
NextGen Division
Revenue	$91,714	100.0%	$81,535	100.0%
Cost of revenue	31,881	34.8%	26,856	32.9%
Gross profit	$59,833	65.2%	$54,679	67.1%
Hospital Solutions Division
Revenue	$4,176	100.0%	$5,467	100.0%
Cost of revenue	4,306	103.1%	3,875	70.9%
Gross profit (loss)	$(130)	(3.1)%	$1,592	29.1%
RCM Services Division
Revenue	$17,761	100.0%	$17,376	100.0%
Cost of revenue	13,195	74.3%	11,883	68.4%
Gross profit	$4,566	25.7%	$5,493	31.6%
Unallocated cost of revenue	$4,491	N/A	$3,066	N/A
Consolidated
Revenue	$117,894	100.0%	$109,529	100.0%
Cost of revenue	56,190	47.7%	48,072	43.9%
Gross profit	$61,704	52.3%	$61,457	56.1%
Gross profit margins for the NextGen Division, QSI Dental Division and the Hospital Solutions Division decreased for the three months ended June 30, 2014 compared to the same prior year period primarily due to a decrease in total system sales (consisting of software and hardware sales and training and implementation services). Gross profit margin for the RCM Services Division declined compared to the same prior year period primarily due to an increase in cost of revenue at a higher rate than the increase in related revenue.
The following table details the individual components of cost of revenue and gross profit (loss) as a percentage of total revenue on a consolidated and divisional basis for the three months ended June 30, 2014 and 2013:

	Software	Hardware and Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit (Loss)
Three Months Ended June 30, 2014
QSI Dental Division	0.0%	4.0%	34.1%	9.0%	7.5%	54.6%	45.4%
NextGen Division	1.4%	0.8%	11.9%	11.5%	10.6%	34.8%	65.2%
Hospital Solutions Division	0.0%	0.5%	81.0%	0.5%	21.1%	103.1%	(3.1)%
RCM Services Division	0.0%	0.0%	49.6%	1.0%	23.7%	74.3%	25.7%
Consolidated	4.9%	0.8%	20.9%	9.5%	16.5%	47.7%	52.3%
Three Months Ended June 30, 2013
QSI Dental Division	2.6%	6.1%	19.7%	14.3%	6.3%	46.4%	53.6%
NextGen Division	(0.1)%	1.5%	12.4%	11.4%	7.6%	32.9%	67.1%
Hospital Solutions Division	3.5%	0.7%	40.9%	0.4%	28.9%	70.9%	29.1%
RCM Services Division	0.0%	0.0%	42.9%	0.9%	24.6%	68.4%	31.6%
Consolidated	3.0%	1.5%	19.0%	9.3%	14.1%	43.9%	56.1%
During the three months ended June 30, 2014, hardware and third-party software constituted a slightly lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.
Gross margin for the Hospital Solutions Division decreased to (3.1)% for the three months ended June 30, 2014 as compared to 29.1% for the same prior year period primarily due to the declines in system sales revenues, implementation and training gross margin, and maintenance gross margin. The change in maintenance gross margin was primarily a result of increased accruals for anticipated sales credits, which reduced revenue in the current period. The gross margin for implementation and training was negatively impacted by a decline in implementation revenue without requisite reductions in our implementation staffing levels at the Hospital Solutions Division.
Our payroll and benefits expense associated with delivering our products and services increased to 20.9% of consolidated revenue in the three months ended June 30, 2014 compared to 19.0% during the same period last year. The absolute level of consolidated payroll and benefit expenses increased from $20.8 million in the three months ended June 30, 2013 to $24.6 million in the three months ended June 30, 2014. The increase is primarily due to a $1.1 million increase in payroll and benefits expenses within the Hospital Solutions Division, resulting from increased headcount compared to the prior year period and a $1.4 million increase within the RCM Services Division, as RCM is a service business which inherently has higher payroll costs as a percentage of revenue. The amount of share-based compensation expense included in cost of revenue was not significant for the three months ended June 30, 2014 and 2013.
Other cost of revenue, which primarily consists of third-party annual licenses, hosting costs and outsourcing costs, increased to 16.5% of total revenue during the three months ended June 30, 2014 as compared to 14.1% for the same period a year ago. Other expenses as a percentage of revenue increased due to the mix of other services revenue sold compared to the prior year period.
As a result of the foregoing events and activities, our gross profit percentage decreased to 52.3% for the three months ended June 30, 2014 versus 56.1% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2014 increased 4.7% to $36.7 million as compared to $35.1 million for the prior year period. The increase in these expenses is primarily due to the inclusion of Mirth, which was acquired on September 9, 2013. The increase in selling, general and administrative expenses, including the impact of Mirth, consists primarily of:

•	$2.1 million increase in compensation costs, including salaries, benefits, and commissions

•	$1.1 million increase in acquisition costs; and

•	$1.3 million net increase in other selling and administrative expenses; partially offset by

•	$2.9 million decrease in bad debt expense as a result of improved collections.
Share-based compensation expense was approximately $0.6 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 32.0% in the three months ended June 30, 2013 to 31.2% in the three months ended June 30, 2014.
Research and Development Costs. Research and development costs for the three months ended June 30, 2014 and 2013 were $16.2 million and $5.6 million, respectively. Research and development costs as a percentage of revenue increased to 13.8% in the three months ended June 30, 2014 from 5.1% for the prior year period. The increase in research and development expenses is primarily due to the reduction in the capitalization rate of software development costs in the current period resulting from a trend towards shorter development cycles, the acquisition of Mirth, as well as the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new products including NextGen Knowledge Base Model, NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen HIE, NextGen Patient Portal (NextMD.com), and NextGen Health Quality Measures, and other enhancements to our existing products.
Additions to capitalized software costs offset increases in research and development costs. For the three months ended June 30, 2014 and 2013, our additions to capitalized software were $2.9 million and $7.3 million, respectively. The decrease in capitalized software is primarily due to the cessation of software development costs capitalization at the Hospital Solutions Division as a result of the prior year impairment charge. For the three months ended June 30, 2014 and 2013, total research and development expenditures including costs expensed and costs capitalized was $19.1 million and $12.9 million, respectively. We intend to continue to invest heavily in research and development to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products and to develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community. Share-based compensation expense included in research and development costs was not significant for the three months ended June 30, 2014 and 2013.
Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets decreased to $1.0 million for the three months ended June 30, 2014 from $1.2 million from the prior year period.
Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2014 and 2013 was $2.7 million and $6.4 million, respectively. The effective tax rates were 34.0% and 33.0% for the three months ended June 30, 2014 and 2013, respectively. The effective rate for the three months ended June 30, 2014 increased as compared to the same prior year period primarily due to the absence of a federal research and development tax credit reflected in the current period, offset by the increased benefit of the foreign rate differential and decrease in qualified production activities deduction. The federal research and development tax credit statute expired on December 31, 2013 and has not been reenacted as of June 30, 2014.
Liquidity and Capital Resources
The following table presents selected financial statistics and information for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
Cash and cash equivalents and marketable securities	$116,435	$130,026
Net decrease in cash and cash equivalents and marketable securities	$2,634	$12,015
Net income	$5,163	$12,945
Net cash provided by operating activities	$18,565	$31,527
Number of days of sales outstanding (1)	87	116
_________________________
(1) Days sales outstanding is equal to accounts receivable divided by average daily revenue.
Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income, as adjusted to exclude non-cash expenses, such as depreciation, amortization of intangibles and capitalized software costs, provision for bad debts and inventory obsolescence, share-based compensation, changes in fair value of contingent consideration and deferred taxes.
The following table summarizes our consolidated statements of cash flows for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
Net income	$5,163	$12,945
Non-cash expenses	7,874	9,301
Cash from net income (as adjusted)	13,037	22,246
Change in accounts receivable	3,172	7,503
Change in other assets and liabilities	2,356	1,778
Net cash provided by operating activities	$18,565	$31,527
Net cash provided by operating activities for the three months ended June 30, 2014 and 2013 was approximately $18.6 million and $31.5 million, respectively. Cash from operations for the three months ended June 30, 2014 decreased as a result of the decline in cash from net income and a $4.3 million decrease in cash flows attributable to accounts receivable activity, offset slightly by changes in other assets and liabilities. The Company continues to place strong emphasis on working capital management and collections as reflected by a reduction of days sales outstanding (“DSO”) in comparison to the prior year period. Specifically, DSO decreased to 87 days for the three months ended June 30, 2014, as compared to 116 days in the same prior year period. Based on our results for the three months ended June 30, 2014, we anticipate being able to continue generating significant cash from operations for the remainder of fiscal year 2015.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended June 30, 2014 and 2013 was approximately $3.2 million and $9.1 million, respectively. The $5.9 million decrease in net cash used in investing activities is primarily due to the decrease of additions to capitalized software costs by $4.4 million, plus $1.9 million in proceeds from the sales and maturities of marketable securities, offset slightly by an increase in additions to equipment and improvements.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended June 30, 2014 and 2013 was $10.7 million and $10.2 million, respectively. During the three months ended June 30, 2014, we paid $10.7 million in dividends to shareholders as compared to payments of $10.4 million in dividends to shareholders and proceeds of $0.3 million from the exercise of stock options during the same prior year period.
Cash and Cash Equivalents and Marketable Securities
At June 30, 2014, we had combined cash and cash equivalents and marketable securities of $116.4 million, reflecting an increase of $2.6 million from the comparable balance as of March 31, 2014. This increase principally reflects the continued decrease in DSO and emphasis on working capital management in the current year.
We may use a portion of these funds towards future acquisitions, although the timing and amount of funds to be used has not been determined. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. Such expenditures will be funded from cash on hand and cash flows from operations.

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
On July 23, 2014, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of September 12, 2014 with an expected distribution date on or about October 3, 2014.
Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 28, 2014	June 13, 2014	July 3, 2014	$0.175
Fiscal year 2015			0.175
May 22, 2013	June 14, 2013	July 5, 2013	0.175
July 24, 2013	September 13, 2013	October 4, 2013	$0.175
October 23, 2013	December 13, 2013	January 3, 2014	0.175
January 22, 2014	March 14, 2014	April 4, 2014	0.175
Fiscal year 2014			$0.700
May 24, 2012	June 15, 2012	July 3, 2012	$0.175
July 25, 2012	September 14, 2012	October 5, 2012	$0.175
October 25, 2012	December 14, 2012	December 28, 2012	$0.175
January 23, 2013	March 15, 2013	April 5, 2013	$0.175
Fiscal year 2013			$0.700

Management believes that its cash, cash equivalents and marketable securities on hand at June 30, 2014, together with its cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements, as well as any dividends to be paid in the ordinary course of business, for the next twelve months. Our Board of Directors will continue to evaluate the strategic use of our cash towards payment of dividends in light of both working capital and capital expenditure requirements.
Contractual Obligations
The following table summarizes our significant contractual obligations at June 30, 2014 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2015 (remaining nine months)	2016	2017	2018	2019	2020 and beyond
Operating lease obligations	$28,730	$6,161	$7,812	$5,880	$5,146	$1,971	$1,760
Contingent consideration and other acquisition related liabilities (excluding share-based payments)	$625		$313	$312	—	—	—
Total	$29,355	$6,161	$8,125	$6,192	$5,146	$1,971	$1,760
The deferred compensation liability as of June 30, 2014 was $5,182, which is not included in the table above as the timing of future benefit payments to employees is not determinable.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On September 9, 2013, we completed our acquisition of Mirth Corporation. As of June 30, 2014, we have incorporated Mirth Corporation's historical internal controls over financial reporting into the Company’s evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
During the quarter ended June 30, 2014, there were no other changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On October 7, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of the Company.  The Company filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance.  The amended complaint seeks actual damages, exemplary and punitive damages and costs. The Company has filed a demurrer to the amended complaint and is awaiting a decision from the Court.
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of the Company other than the defendants against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California, captioned Deerfield Beach Police Pension Fund, individually and on behalf of all others similarly situated, v. Quality Systems, Inc., Steven T. Plochocki, Paul A. Holt and Sheldon Razin, No. SACV13-01818-CJC-JPRx, by the Deerfield Beach Police Pension Fund, a shareholder of the Company. After the court appointed lead plaintiffs and lead counsel for this action, lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation initiated by Mr. Hussein described above generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. The Company filed a motion to dismiss the amended complaint on June 20, 2014.
On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above related to the “complaints filed by Mr. Hussein” and the Deerfield Beach Police Pension Fund and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation pending resolution of the Defendants' anticipated motion to dismiss the Federal Securities Class Action.
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

QUALITY SYSTEMS, INC.
Date:	July 28, 2014	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2014	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)