Form 10-Q
period 2014-09-30
QUALITY SYSTEMS, INC
filed 2014-10-28
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of outstanding shares of the Registrant’s common stock as of October 23, 2014 was 60,269,310 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$114,980	$103,145
Restricted cash and cash equivalents	2,445	4,351
Marketable securities	8,536	10,656
Accounts receivable, net	106,652	110,181
Inventories	745	834
Income taxes receivable	3,698	8,366
Deferred income taxes, net	11,754	11,690
Other current assets	9,780	11,135
Total current assets	258,590	260,358
Equipment and improvements, net	23,193	22,801
Capitalized software costs, net	38,404	39,152
Intangibles, net	29,408	33,016
Goodwill	72,804	72,804
Other assets	17,708	16,927
Total assets	$440,107	$445,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,965	$7,888
Deferred revenue	69,627	71,077
Accrued compensation and related benefits	15,949	15,953
Dividends payable	10,697	10,686
Other current liabilities	31,413	18,282
Total current liabilities	136,651	123,886
Deferred revenue, net of current	1,813	2,187
Deferred compensation	5,312	4,809
Other noncurrent liabilities	10,950	19,086
Total liabilities	154,726	149,968
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock $0.01 par value; authorized 100,000 shares; issued and outstanding 60,269 and 60,206 shares at September 30, 2014 and March 31, 2014, respectively	603	602
Additional paid-in capital	196,552	194,739
Accumulated other comprehensive loss	(232)	(182)
Retained earnings	88,458	99,931
Total shareholders’ equity	285,381	295,090
Total liabilities and shareholders’ equity	$440,107	$445,058
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Software and hardware	$14,230	$15,562	$28,973	$31,534
Implementation and training services	7,040	7,809	13,306	14,384
System sales	21,270	23,371	42,279	45,918
Maintenance	42,135	40,313	82,940	78,921
Electronic data interchange services	18,906	16,545	37,225	33,237
Revenue cycle management and related services	17,432	15,467	34,125	31,482
Other services	20,776	15,385	41,844	31,052
Maintenance, EDI, RCM and other services	99,249	87,710	196,134	174,692
Total revenues	120,519	111,081	238,413	220,610
Cost of revenue:
Software and hardware	6,521	4,779	13,162	9,713
Implementation and training services	6,688	6,972	13,839	14,106
Total cost of system sales	13,209	11,751	27,001	23,819
Maintenance	6,785	5,262	13,699	10,564
Electronic data interchange services	12,015	10,650	24,014	21,446
Revenue cycle management and related services	13,202	11,007	25,908	22,408
Other services	11,562	9,012	22,341	17,517
Total cost of maintenance, EDI, RCM and other services	43,564	35,931	85,962	71,935
Total cost of revenue	56,773	47,682	112,963	95,754
Gross profit	63,746	63,399	125,450	124,856
Operating expenses:
Selling, general and administrative	38,681	38,578	75,411	73,674
Research and development costs	16,898	7,615	33,134	13,229
Amortization of acquired intangible assets	908	1,260	1,891	2,454
Total operating expenses	56,487	47,453	110,436	89,357
Income from operations	7,259	15,946	15,014	35,499
Interest income (expense), net	69	(205)	123	(174)
Other expense, net	(26)	(155)	(17)	(409)
Income before income taxes	7,302	15,586	15,120	34,916
Provision for income taxes	2,552	5,465	5,207	11,850
Net income	$4,750	$10,121	$9,913	$23,066
Other comprehensive income:
Foreign currency translation (net of $0 tax)	(68)	(20)	(76)	(193)
Unrealized gain on marketable securities (net of $0 tax)	34	—	27	—
Comprehensive income	$4,716	$10,101	$9,864	$22,873
Net income per share:
Basic	$0.08	$0.17	$0.16	$0.39
Diluted	$0.08	$0.17	$0.16	$0.39
Weighted-average shares outstanding:
Basic	60,247	59,734	60,238	59,647
Diluted	60,788	59,751	60,782	59,663
Dividends declared per common share	$0.175	$0.175	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$9,913	$23,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,402	3,818
Amortization of capitalized software costs	7,117	5,303
Amortization of other intangibles	3,608	4,062
Provision (recovery) for bad debts	(891)	3,716
Provision for inventory obsolescence	62	—
Share-based compensation	1,657	1,125
Deferred income taxes	31	826
Excess tax benefit from share-based compensation	—	(62)
Change in fair value of contingent consideration	1,004	(89)
Loss on disposal of equipment and improvements	12	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	8,762	9,298
Inventories	27	(242)
Income taxes receivable	4,668	(4,466)
Other current assets	1,343	3,959
Other assets	(876)	(845)
Accounts payable	774	(2,816)
Deferred revenue	(1,824)	(4,223)
Accrued compensation and related benefits	(4)	61
Income taxes payable	(269)	(1,899)
Other current liabilities	3,238	1,818
Deferred compensation	503	489
Other noncurrent liabilities	(516)	502
Net cash provided by operating activities	42,741	43,401
Cash flows from investing activities:
Additions to capitalized software costs	(6,369)	(15,295)
Additions to equipment and improvements	(4,503)	(4,611)
Proceeds from sales and maturities of marketable securities	6,431	7,900
Purchases of marketable securities	(4,349)	(8,535)
Purchase of Mirth	—	(34,802)
Net cash used in investing activities	(8,790)	(55,343)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	—	62
Proceeds (payments) from exercise of stock options	(55)	1,535
Dividends paid	(21,375)	(20,843)
Payment of contingent consideration related to acquisitions	(686)	(1,995)
Net cash used in financing activities	(22,116)	(21,241)
Net increase (decrease) in cash and cash equivalents	11,835	(33,183)
Cash and cash equivalents at beginning of period	103,145	105,999
Cash and cash equivalents at end of period	$114,980	$72,816

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$507	$17,555
Non-cash investing and financing activities:
Effective September 9, 2013, the Company acquired Mirth in a transaction summarized as follows:
Fair value of assets acquired		$62,540
Cash paid		(34,802)
Common stock issued at fair value		(7,882)
Fair value of contingent consideration		(13,307)
Liabilities assumed		$6,549

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consist of NextGen Healthcare Information Systems, LLC (“NextGen”), NextGen RCM Services, LLC, ViaTrack Systems, LLC (“ViaTrack”), Matrix Management Solutions, LLC, QSI Management, LLC, Quality Systems India Healthcare Private Limited (“QSIH”) and Mirth LLC and Mirth Limited (“Mirth”) (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.
Basis of Presentation. The accompanying unaudited consolidated financial statements as of September 30, 2014 and for the three and six months ended September 30, 2014 and 2013 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Amounts related to disclosures of March 31, 2014 balances within these interim consolidated financial statements were derived from the aforementioned Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
Revision. The accompanying consolidated statement of cash flows for the six months ended September 30, 2013 has been retrospectively revised to reflect proceeds from sales and maturities of marketable securities and purchases of marketable securities as investing activities rather than operating activities, which resulted in a $0.6 million increase in cash provided by operating activities for the six months ended September 30, 2013 and a corresponding increase in cash used in investing activities.  The Company has evaluated the impact of the revision and determined that it did not have a material impact on any of its prior period annual and interim consolidated financial statements.
Significant Accounting Policies. There have been no material changes to the significant accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Costs and expenses:
Cost of revenue	$92	$89	$178	$163
Research and development costs	97	89	180	131
Selling, general and administrative	678	406	1,299	831
Total share-based compensation	867	584	1,657	1,125

The total income tax benefit related to share-based compensation was $0.2 million for both the three months ended September 30, 2014 and 2013. For the six months ended September 30, 2014 and 2013, total income tax benefit related to share-based compensation was $0.5 million and $0.4 million, respectively.

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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"), which incorporates and expands upon certain principles that currently exist in U.S. auditing standards. ASU 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The new standard requires management to perform interim and annual evaluations and sets forth principles for considering the mitigating effect of management's plans. The standard mandates certain disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and all annual and interim periods thereafter. Early adoption is permitted. ASU 2014-15 is effective for the Company for fiscal year ending March 31, 2017. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2014 and March 31, 2014:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	September 30, 2014
ASSETS
Cash and cash equivalents (1)	$114,980	$114,980	$—	$—
Restricted cash and cash equivalents	2,445	2,445	—	—
Marketable securities (2)	8,536	8,536	—	—
	$125,961	$125,961	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$15,231	$—	$—	$15,231
	$15,231	$—	$—	$15,231

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2014
ASSETS
Cash and cash equivalents (1)	$103,145	$103,145	$—	$—
Restricted cash and cash equivalents	4,351	4,351	—	—
Marketable securities (2)	10,656	10,656	—	—
	$118,152	$118,152	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$14,913	$—	$—	$14,913
	$14,913	$—	$—	$14,913
___________________________________
(1) Cash and cash equivalents consists of money market funds.
(2) Marketable securities consist of fixed-income securities, including certificates of deposit, corporate bonds and notes, and municipal securities.

The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. The fair value adjustments are reflected as a component of selling, general and administrative expense. Key assumptions include discount rates and probability-adjusted achievement of revenue and strategic targets that are not observable in the market. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability were estimated based on the probability of achieving certain business milestones and/or management’s forecast of expected revenues.
The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the six months ended September 30, 2014:

Total Liabilities
Balance as of April 1, 2014	$14,913
Earnout payments	(686)
Fair value adjustments	1,004
Balance as of September 30, 2014	$15,231

Non-Recurring Fair Value Measurements
The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the six months ended September 30, 2014, there were no adjustments to fair value of such assets.

3. Goodwill
The Company tests goodwill for impairment annually during its first fiscal quarter, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. During the three months ended September 30, 2014, the Company has not identified any events or circumstances that would require an interim goodwill impairment test.
The Company does not amortize goodwill as it has been determined to have an indefinite useful life.
Goodwill by reporting unit consists of the following:

	March 31, 2014	September 30, 2014
QSI Dental Division (1)	$7,289	$7,289
NextGen Division	33,225	33,225
RCM Services Division	32,290	32,290
Total goodwill	$72,804	$72,804
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

4. Intangible Assets

The Company’s definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	September 30, 2014
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$23,510	$48,928
Accumulated amortization	(13,463)	(1,879)	(4,178)	(19,520)
Net intangible assets	$8,587	$1,489	$19,332	$29,408

	March 31, 2014
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$23,510	$48,928
Accumulated amortization	(11,837)	(1,599)	(2,476)	(15,912)
Net intangible assets	$10,213	$1,769	$21,034	$33,016

Amortization expense related to customer relationships and trade name & contracts that is included as operating expenses in the consolidated statements of comprehensive income was $1,906 and $2,332 for the six months ended September 30, 2014 and 2013, respectively. Amortization expense related to software technology that is included in cost of revenue for software and hardware was $1,702 and $1,730 for the six months ended September 30, 2014 and 2013, respectively.

The following table represents the remaining estimated amortization of definite-lived intangible assets as of September 30, 2014:

For the year ended March 31,
2015 (remaining six months)	$3,519
2016	7,024
2017	6,553
2018	4,301
2019	3,517
2020 and beyond	4,494
Total	$29,408

5. Capitalized Software Costs

The Company’s capitalized software costs are summarized as follows:

	September 30, 2014	March 31, 2014
Gross carrying amount	$106,824	$100,455
Accumulated amortization	(68,420)	(61,303)
Net capitalized software costs	$38,404	$39,152

Amortization expense related to capitalized software costs was $7,117 and $5,303 for the six months ended September 30, 2014 and 2013, respectively.

The following table presents the remaining estimated amortization of capitalized software costs as of September 30, 2014. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2015 (remaining six months)	$6,400
2016	13,500
2017	9,000
2018	3,500
2019	3,400
2020 and beyond	2,604
Total	$38,404

6. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	September 30, 2014	March 31, 2014
Accounts receivable, gross	$122,741	$127,006
Sales return reserve	(10,951)	(10,530)
Allowance for doubtful accounts	(5,138)	(6,295)
Accounts receivable, net	$106,652	$110,181

Inventories are summarized as follows:

	September 30, 2014	March 31, 2014
Computer systems and components	$745	$834

Equipment and improvements are summarized as follows:

	September 30, 2014	March 31, 2014
Computer equipment	$40,848	$37,322
Furniture and fixtures	9,792	9,395
Leasehold improvements	9,682	8,874
	60,322	55,591
Accumulated depreciation and amortization	(37,129)	(32,790)
Equipment and improvements, net	$23,193	$22,801

Current and non-current deferred revenue are summarized as follows:

	September 30, 2014	March 31, 2014
Maintenance	$14,084	$15,482
Implementation services	34,227	36,634
Annual license services	10,446	11,176
Undelivered software and other (1)	10,870	7,785
Deferred revenue	$69,627	$71,077
Deferred revenue, net of current	$1,813	$2,187
(1) Includes deferred revenue for Software as a Service ("SaaS") and other subscriptions.

Accrued compensation and related benefits are summarized as follows:

	September 30, 2014	March 31, 2014
Payroll, bonus and commission	$5,745	$6,193
Vacation	10,204	9,760
Accrued compensation and related benefits	$15,949	$15,953

Other current and non-current liabilities are summarized as follows:

	September 30, 2014	March 31, 2014
Contingent consideration and other liabilities related to acquisitions	$8,548	$1,052
Customer deposits	4,341	76
Accrued consulting	2,772	1,707
Care services liabilities	2,692	4,351
Users group meeting deposits	2,343	—
Accrued EDI expense	2,068	1,702
Self insurance reserve	2,008	2,090
Accrued royalties	1,357	1,418
Deferred rent	1,160	964
Professional services	619	170
Accrued travel	212	369
Other accrued expenses	3,293	4,383
Other current liabilities	$31,413	$18,282

Contingent consideration and other liabilities related to acquisitions	$7,215	$14,736
Deferred rent	2,975	3,509
Income tax payable	760	841
Other non-current liabilities	$10,950	$19,086

7. Income Taxes
The provision for income taxes for the three months ended September 30, 2014 and 2013 was approximately $2.6 million and $5.5 million, respectively. The effective tax rates were 34.9% and 35.1% for the three months ended September 30, 2014 and 2013, respectively. The effective rate for the three months ended September 30, 2014 decreased as compared to the same prior year period primarily due to an increased benefit of the foreign rate differential, partially offset by the absence of a federal research and development tax credit reflected in the current period and a decrease in qualified production activities. The federal research and development tax credit statute expired on December 31, 2013 and has not been reenacted as of September 30, 2014.
The provision for income taxes for the six months ended September 30, 2014 and 2013 was approximately $5.2 million and $11.9 million, respectively. The effective tax rates were 34.4% and 33.9% for the six months ended September 30, 2014 and 2013, respectively. The effective rate for the six months ended September 30, 2014 increased as compared to the same prior year period due to the absence of a federal research and development tax credit and a decrease in the qualified production activities deduction, partially offset by an increased benefit of the foreign rate differential.
The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items that give rise to the deferred amount. The Company expects to receive the full benefit of the deferred tax assets recorded with the exception of a specific state tax credit for which the Company has recorded a valuation allowance.
Uncertain tax positions As of September 30, 2014, the Company had recorded a liability of $728 for unrecognized tax benefits related to various federal, state and local income tax matters. If recognized, this amount would reduce the Company’s effective tax rate. The tax liability for the six months ended September 30, 2014 decreased from the same prior year period by $486 due to changes in reserves for state and local income tax liabilities, expiring statute of limitations, and certain tax positions related to acquired companies.
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

8. Earnings per Share

The Company provides presentation of “basic” and “diluted” earnings per share (“EPS”). Shares discussed below are in thousands.

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income	$4,750	$10,121	$9,913	$23,066
Basic net income per share:
Weighted-average shares outstanding — Basic	60,247	59,734	60,238	59,647
Basic net income per common share	$0.08	$0.17	$0.16	$0.39

Net income	$4,750	$10,121	$9,913	$23,066
Diluted net income per share:
Weighted-average shares outstanding — Basic	60,247	59,734	60,238	59,647
Effect of potentially dilutive securities	541	17	544	16
Weighted-average shares outstanding — Diluted	60,788	59,751	60,782	59,663
Diluted net income per common share	$0.08	$0.17	$0.16	$0.39

The computation of diluted net income per share does not include 1,737 and 1,615 options to acquire shares of common stock for the three and six months ended September 30, 2014, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 1,397 and 1,306 options to acquire shares of common stock for the three and six months ended September 30, 2013, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

9. Share-Based Awards
Employee Stock Option and Incentive Plans
In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees and directors of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of the Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expires on May 25, 2015, unless terminated earlier by the Board of Directors. As of September 30, 2014, there were 1,732,876 outstanding options, 78,872 outstanding shares of restricted stock, restricted stock units and performance based restricted stock, and 2,201,788 shares available for future grant under the 2005 Plan.

A summary of stock option transactions during the six months ended September 30, 2014 follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2014	1,370,101	$27.85	5.8
Granted	459,650	15.97	7.7
Forfeited/Canceled	(96,875)	24.59	4.8
Outstanding, September 30, 2014	1,732,876	$24.88	6.0	$—
Vested and expected to vest, September 30, 2014	1,630,239	$25.07	5.9	$—
Exercisable, September 30, 2014	564,231	$30.82	4.7	$—

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Expected life	4.8 years	4.9 years
Expected volatility	36.4% - 36.6%	43.4% - 43.7%
Expected dividends	4.3% - 4.4%	3.1% - 3.9%
Risk-free rate	1.7%	1.0% - 1.5%
The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2014 and 2013 was $3.50 and $5.19 per share, respectively.
During the six months ended September 30, 2014, a total of 459,650 options to purchase shares of common stock were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2015 and 2014 is as follows:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expires
September 2, 2014	20,000	$15.63	Five years	September 2, 2022
June 3, 2014	439,650	$15.99	Five years	June 3, 2022
Fiscal year 2015 option grants	459,650

August 15, 2013	85,000	$20.85	Five years	August 15, 2021
July 30, 2013	28,000	$22.59	Five years	July 30, 2021
May 29, 2013	356,000	$17.95	Five years	May 29, 2021
Fiscal year 2014 option grants	469,000
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.
Employee Share Purchase Plan
On August 11, 2014, the Company’s shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of September 30, 2014, there were 4,000,000 shares available for future issuance under the Purchase Plan.
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
Share-based compensation expense associated with the restricted performance shares under the Program is based on the grant date fair value measured at the underlying closing share price on the date of grant using a Monte Carlo-based valuation model. Share-based compensation expense associated with the options under the Company’s equity incentive programs are initially based on the number of options expected to vest after assessing the probability that the performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilizes the Black-Scholes option valuation model with the assumptions in the table below to calculate the share-based compensation expense related to the options. Share-based compensation expense recorded for these performance-based awards was $211 and $2 for the six months ended September 30, 2014 and 2013, respectively.

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Expected life	4.8 years	4.9 years
Expected volatility	36.4% - 36.5%	41.0% - 43.5%
Expected dividends	4.3% - 5.0%	3.2% - 3.7%
Risk-free rate	1.6% - 1.8%	1.4%
Non-vested stock option award activity, including employee stock options and performance-based awards, during the six months ended September 30, 2014 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2014	991,560	$7.73
Granted	459,650	3.50
Vested	(185,690)	8.21
Forfeited/Canceled	(96,875)	7.14
Outstanding, September 30, 2014	1,168,645	$6.01
As of September 30, 2014, $5,622 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.6 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2014 and 2013 was $1,524 and $897, respectively.
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

The Company recorded compensation expense related to restricted stock of approximately $392 and $289 for the six months ended September 30, 2014 and 2013, respectively. Restricted stock activity for the six months ended September 30, 2014 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2014	64,571	$20.74
Granted	48,414	15.77
Vested	(34,113)	21.05
Outstanding, September 30, 2014	78,872	$18.13
As of September 30, 2014, $1,245 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.5 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

10. Concentration of Credit Risk
The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2014. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

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
Hussein Litigation
On October 7, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of the Company.  The Company filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. The Company filed a demurrer to the amended complaint.

On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. The Company believes that plaintiff’s claims are without merit and continues to defend against them vigorously.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of the Company other than the defendants against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California by a shareholder of the Company. After the court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. The Company filed a motion to dismiss the amended complaint on June 20, 2014, which the court granted on October 20, 2014, dismissing the complaint with prejudice.
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation pending resolution of the Defendants' motion to dismiss the Federal Securities Class Action. The Company believes that plaintiff’s claims are without merit and intends to defend against them vigorously.

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
Operating segment data is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenue:
QSI Dental Division	$4,657	$4,904	$8,899	$10,055
NextGen Division	93,148	84,701	184,861	166,236
Hospital Solutions Division	4,163	4,734	8,341	10,201
RCM Services Division	18,551	16,742	36,312	34,118
Consolidated revenue	$120,519	$111,081	$238,413	$220,610

Operating income (loss):
QSI Dental Division	$1,382	$1,835	$2,317	$3,476
NextGen Division	43,646	38,986	87,611	75,615
Hospital Solutions Division	(1,309)	(1,988)	(2,434)	(2,692)
RCM Services Division	2,732	2,886	4,568	5,908
Corporate and unallocated	(39,192)	(25,773)	(77,048)	(46,808)
Consolidated operating income	$7,259	$15,946	$15,014	$35,499
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
The major components of the Corporate and unallocated amounts are summarized in the table below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Research and development costs	$16,898	$7,615	$33,134	$13,228
Amortization of capitalized software costs	4,342	2,341	8,833	4,737
Marketing expense	2,882	2,263	6,111	4,430
Other Corporate and overhead costs	15,070	13,554	28,970	24,413

Total Corporate and unallocated	39,192	25,773	77,048	46,808

13. Subsequent Events

On October 22, 2014, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of December 12, 2014 with an expected distribution date on or about January 2, 2015.

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

•
Overview of Results of Operations and Results of Operations by Operating Divisions. These sections provide our analysis and outlook for the significant line items on our consolidated statements of comprehensive income, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating division basis.

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
In January 2011, QSIH was formed in Bangalore, India to function as our India-based captive to offshore technology application development and business processing services. Our employee base in Bangalore has since grown to over 300 employees with a primary focus on software development activities.
We continue to pursue product and service enhancement initiatives within each of our Divisions. The majority of such expenditures are currently targeted to the product lines and client base of the NextGen Division.
The following table reflects our reported segment revenue and segment revenue growth by Division for the three and six months ended September 30, 2014 and 2013:

	Segment Revenue Breakdown
	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
QSI Dental Division	3.9%	4.4%	3.7%	4.6%
NextGen Division	77.2%	76.2%	77.6%	75.3%
Hospital Solutions Division	3.5%	4.3%	3.5%	4.6%
RCM Services Division	15.4%	15.1%	15.2%	15.5%
Consolidated	100.0%	100.0%	100.0%	100.0%

	Segment Revenue Growth (Decline)
	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
QSI Dental Division	(5.0)%	1.2%	(11.5)%	2.6%
NextGen Division	10.0%	(3.0)%	11.2%	(4.2)%
Hospital Solutions Division	(12.1)%	(42.1)%	(18.2)%	(47.8)%
RCM Services Division	10.8%	6.1%	6.4%	8.1%
Consolidated	8.5%	(4.3)%	8.1%	(5.9)%
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

Overview of Our Results

•
Consolidated revenue increased 8.1% in the six months ended September 30, 2014 as compared to the prior year period. The increase reflects a 12.3% increase in recurring services revenue (i.e. maintenance, EDI, RCM and other services revenues), offset by a 7.9% decrease in system sales revenue. The increase in recurring services revenue is due to an increase across all categories of recurring services as well as the inclusion of revenues from Mirth, which was acquired on September 9, 2013. The decline in system sales revenue reflects the increasingly saturated markets in which our core software products are sold.

•
Consolidated gross profit as a percentage of revenue decreased to 52.6% for the six months ended September 30, 2014 compared to 56.6% in the prior year period. The decline is primarily the result of a shift in the mix of revenue towards lower-margin recurring services plus an increase in cost of revenues relating to higher amortization of capitalized software development costs. For the six months ended September 30, 2014, recurring services revenue comprised 82.3% of consolidated revenue, as compared to 79.2% in the prior year period.

•
Consolidated operating income decreased 57.7%, or $20.5 million, in the six months ended September 30, 2014 as compared to the prior year period. The principal driver for the decrease in operating income is a substantial increase of $19.9 million in research and development costs as compared to the prior year period resulting from both higher gross expenditures and lower capitalization rates of software development costs. Refer to the table below in the "Corporate and unallocated amounts" section for a comparative analysis of gross expenditures and capitalized software costs.

QSI Dental Division

•
QSI Dental Division revenue decreased 11.5% in the six months ended September 30, 2014. Divisional operating income (excluding Corporate and unallocated amounts) was $2.3 million in the six months ended September 30, 2014, a decrease of 33.3% as compared to the same prior year period. The decrease in operating income was primarily the result of a $0.9 million decrease in system sales revenue. It should be noted that the division's current software solution, QDW, is being sold primarily as a SaaS solution for which revenue is recognized over an extended period of time rather than upfront. Revenue recognized from QDW was approximately $0.4 million in the six months ended September 30, 2014.

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

NextGen Division

•
NextGen Division revenue increased 11.2% in the six months ended September 30, 2014, as compared to the same prior year period. This variance reflects a 16.0% growth in recurring service revenue, including an increase of 7.0% in maintenance, 12.8% in EDI revenue and 42.9% in other services revenue. The acquisition of Mirth in September 2013 contributed to the growth in other services revenue for the six months ended September 30, 2014. Recurring service revenue increased to $146.1 million and accounted for 79.0% of total NextGen Division revenue for the six months ended September 30, 2014. In the same period a year ago, recurring service revenue of $126.0 million represented 75.8% of total NextGen Division revenue.

•
NextGen Division operating income (excluding Corporate and unallocated amounts) increased by 15.9% in the six months ended September 30, 2014, as compared to the same prior year period. The increase in operating income is primarily the result of the increase in total revenue and a 11.9% decline in overall operating expenses, including decreases in sales commissions and bad debt expense.

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

Hospital Solutions Division

•
Hospital Solutions Division revenue decreased 18.2% in the six months ended September 30, 2014. Revenue was negatively impacted by a 38.6% decline in system sales, partially due to lower demands for implementation services resulting from the decline in new system sales.

•
Divisional operating loss (excluding Corporate and unallocated amounts) was $2.4 million for the six months ended September 30, 2014 as compared to a $2.7 million loss for the same prior year period. The improvement in operating results is due to a decline in operating expenses, including lower salaries and benefits due to a decrease in headcount, partially offset by a decline in revenues.

•
The Hospital Solutions Division has incurred losses in the last several quarters and is expected to continue to incur losses for the foreseeable future while we continue to invest in and support our existing customer base. Our expectations about the future performance of this Division resulted in the full impairment of significant long-term assets of this Division during the three months ended December 31, 2013. Along with recording the impairment charge, we have also ceased capitalization and amortization of software development costs related to the Hospital Solutions Division's software products. For the last full fiscal quarter preceding the impairment, total capitalized software costs were approximately $1.2 million and total amortization of previously capitalized amounts was approximately $0.6 million.

RCM Services Division

•
RCM Services Division revenue increased 6.4% in the six months ended September 30, 2014. The RCM Services Division benefited mostly from new clients added during the six months ended September 30, 2014 as well as organic growth achieved through cross selling RCM services to existing NextGen Division clients.

•
Operating income decreased 22.7% in the six months ended September 30, 2014 as compared to the same prior year period primarily as a result of a decrease in divisional gross profit compared to the prior year period primarily as a result of higher payroll and other staffing costs, causing cost of revenue to increase at a higher rate than the related revenue.

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

•
The latest significant versions of our ambulatory software products achieved general release during the third quarter of fiscal 2014. Due to the overall increase in the capitalized software costs balance, we expect that these releases will result in significantly higher rates of amortization relative to previously capitalized software development costs reflected in our recent historical operating results. Amortization of capitalized software costs increased by 34.2% to $7.1 million for the six months ended September 30, 2014 as compared to $5.3 million for the same prior year period. Amortization of capitalized software costs are reflected as cost of revenue on our consolidated statements of comprehensive income. Refer to Note 5, “Capitalized Software Costs” of our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an estimate of future amortization of capitalized software costs.

•
We anticipate an increase in the amount of gross research and development expenditures including both amounts expensed and capitalized due to a growing rate of investment to concurrently develop major new products while continuing to create significant new enhancements to our existing product lines. Additionally, we have noted a trend towards a more agile development approach that inherently shortens the time frame during which development costs may be capitalized and impacts our capitalization rate of software. Although lower capitalization rates have no impact on our overall cash flows, it results in a higher portion of our software development costs being expensed up front, resulting in increased research and development costs as compared to prior periods. As summarized in the table below, the amount of software costs capitalized in proportion to the amount of total research and development expenditures including both amounts expensed and capitalized has declined significantly for the three and six months ended September 30, 2014 as compared to the same prior year periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Gross expenditures	$20,365	$15,610	$39,503	$28,524
Capitalized software costs	(3,467)	(7,995)	(6,369)	(15,295)
Research and development costs, as reported	$16,898	$7,615	$33,134	$13,229

Capitalized software costs as a percentage of gross expenditures	17%	51.2%	16.1%	53.6%

The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of comprehensive income (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
(Unaudited)	2014	2013	2014	2013
Revenues:
Software and hardware	11.8%	14.0%	12.1%	14.3%
Implementation and training services	5.8	7.0	5.6	6.5
System sales	17.6	21.0	17.7	20.8
Maintenance	35.0	36.3	34.8	35.8
Electronic data interchange services	15.7	14.9	15.6	15.1
Revenue cycle management and related services	14.5	13.9	14.3	14.3
Other services	17.2	13.9	17.6	14.1
Maintenance, EDI, RCM and other services	82.4	79.0	82.3	79.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Software and hardware	5.4	4.3	5.5	4.4
Implementation and training services	5.5	6.3	5.8	6.4
Total cost of system sales	10.9	10.6	11.3	10.8
Maintenance	5.6	4.7	5.7	4.8
Electronic data interchange services	10.0	9.6	10.1	9.7
Revenue cycle management and related services	11.0	9.9	10.9	10.2
Other services	9.6	8.1	9.4	7.9
Total cost of maintenance, EDI, RCM and other services	36.2	32.3	36.1	32.6
Total cost of revenue	47.1	42.9	47.4	43.4
Gross profit	52.9	57.1	52.6	56.6
Operating expenses:
Selling, general and administrative	32.1	34.7	31.6	33.4
Research and development costs	14.0	6.9	13.9	6.0
Amortization of acquired intangible assets	0.8	1.1	0.8	1.1
Total operating expenses	46.9	42.7	46.3	40.5
Income from operations	6.0	14.4	6.3	16.1
Interest income (expense), net	0.1	(0.2)	0.1	(0.1)
Other expense, net	0.0	(0.1)	0.0	(0.2)
Income before income taxes	6.1	14.1	6.4	15.8
Provision for income taxes	2.1	4.9	2.2	5.4
Net income	4.0%	9.2%	4.2%	10.4%

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013
Net Income. Our net income for the three months ended September 30, 2014 was $4.8 million, or $0.08 per share on both a basic and fully diluted basis. In comparison, we earned net income of $10.1 million, or $0.17 per share, on both a basic and fully diluted basis for the three months ended September 30, 2013. The change in net income for the three months ended September 30, 2014 was primarily attributed to the following:

•
a 9.0% decline in consolidated system sales revenue related to a number of factors, including a decline in new system sales leading to a decline in demand for related implementation and training services, higher adoption rates by large physician groups resulting in a lower number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and the increasingly saturated markets in which our core software products are sold.

•
a $9.0 million, or 19.0%, increase in total operating expenses compared to the prior year period. This increase is primarily due to a 121.9% increase in research and development expenses in the current period primarily due to higher gross expenditures in conjunction with lower capitalization rates of software development costs.

•	a reduction of $2.9 million in the provision for income taxes, primarily a result of the decline of net income.
Revenue. Revenue for the three months ended September 30, 2014 increased 8.5% to $120.5 million from $111.1 million for the three months ended September 30, 2013. NextGen Division revenue increased 10.0% to $93.1 million compared to $84.7 million in the three months ended September 30, 2013, RCM Services Division revenue increased 10.8% to $18.6 million from $16.7 million, and the Hospital Solutions Division revenue decreased 12.0% during that same period to $4.2 million from $4.7 million. Revenue for the QSI Dental Division decreased 5.0% to $4.7 million from $4.9 million compared to the same prior year period.
System Sales. Revenue from consolidated system sales for the three months ended September 30, 2014 decreased 9.0% to $21.3 million from $23.4 million in the same prior year period.
The following table breaks down our reported system sales into software, hardware and third party software, and implementation and training services components on a consolidated and divisional basis for the three months ended September 30, 2014 and 2013 (in thousands):

	Software	Hardware and Third Party Software	Implementation and Training Services	Total System Sales
Three Months Ended September 30, 2014
QSI Dental Division	$133	$431	$256	$820
NextGen Division	12,856	926	5,804	19,586
Hospital Solutions Division	(183)	(31)	980	766
RCM Services Division	98	—	—	98
Consolidated	$12,904	$1,326	$7,040	$21,270
Three Months Ended September 30, 2013
QSI Dental Division	$438	$211	$458	$1,107
NextGen Division	14,249	998	5,831	21,078
Hospital Solutions Division	(538)	100	1,520	1,082
RCM Services Division	104	—	—	104
Consolidated	$14,253	$1,309	$7,809	$23,371
The decrease in system sales was driven primarily by lower sales of software to both new and existing clients for the NextGen Division. NextGen Division software license revenue decreased 9.8% in the three months ended September 30, 2014 versus the same period last year. The NextGen Division’s software revenue accounted for 65.6% of divisional system sales revenue during the three months ended September 30, 2014 compared to 67.6% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
Total system sales for the QSI Dental Division decreased 25.9% in the three months ended September 30, 2014 versus the same period last year, partially because the division's current software solution, QDW, is being sold primarily as a SaaS solution for which revenue is recognized over an extended period of time as other services revenue rather than upfront as software revenue. For the Hospital Solutions Division, total system sales decreased 29.2% in the three months ended September 30, 2014 versus the same period last year, which is primarily due to lower demands for implementation services resulting from the decline in new system sales.
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
During the three months ended September 30, 2014, 4.7% of the NextGen Division’s system sales revenue was represented by hardware and third party software. The number of clients who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third party software in the NextGen Division’s sales arrangements is typically at the request of our clients.
Implementation and training revenue related to system sales at the NextGen Division remained consistent in the three months ended September 30, 2014 as compared to the same prior year period while implementation and training revenue at the QSI Dental Division decreased 44.1% in the three months ended September 30, 2014 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 35.5%, in the three months ended September 30, 2014 as compared to the same prior year period.

The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered. It should be noted that we have experienced a decline in the level of systems sales in recent quarters which in turn have resulted in a decline in the amount of implementation services sold. However, we believe that the demand for services is going to increase especially as our customers implement the newest release of our core ambulatory software products, which support new ICD-10 billing requirements.
Maintenance, EDI, RCM and Other Services. For the three months ended September 30, 2014, our consolidated revenue from maintenance, EDI, RCM and other services grew 13.2% to $99.2 million from $87.7 million in the same prior year period. The increase is due to an increase across all categories of recurring service revenue.
The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the three months ended September 30, 2014 and 2013 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended September 30, 2014
QSI Dental Division	$2,162	$1,256	$—	$419	$3,837
NextGen Division	37,126	17,429	—	19,007	73,562
Hospital Solutions Division	2,708	30	—	659	3,397
RCM Services Division	139	191	17,432	691	18,453
Consolidated	$42,135	$18,906	$17,432	$20,776	$99,249
Three Months Ended September 30, 2013
QSI Dental Division	$2,075	$1,370	$—	$352	$3,797
NextGen Division	35,214	15,113	—	13,296	63,623
Hospital Solutions Division	2,864	39	—	749	3,652
RCM Services Division	160	23	15,467	988	16,638
Consolidated	$40,313	$16,545	$15,467	$15,385	$87,710
Total NextGen Division maintenance revenue for the three months ended September 30, 2014 grew 5.4% to $37.1 million from $35.2 million for the same prior year period while NextGen Division EDI revenue grew 15.3% to $17.4 million compared to $15.1 million in the same prior year period. Maintenance revenue for the NextGen Division increased by $1.9 million for the three months ended September 30, 2014 as compared to the same prior year period, primarily as a result of net additional licenses from both new and existing clients and the addition of maintenance revenue from Mirth, which was acquired on September 9, 2013. The NextGen Division’s EDI revenue growth has come from new clients and from further penetration of the division’s existing client base. Other services revenue for the NextGen Division, which consists primarily of third party annual software license renewals, consulting services, SaaS fees, hosting services, and other subscriptions increased 43.0% to $19.0 million in the three months ended September 30, 2014 from $13.3 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers, increase in customer subscriptions, as well as the addition of Mirth subscription revenue.
For the three months ended September 30, 2014, RCM revenue for the RCM Services Division increased to $17.4 million compared to $15.5 million in the same prior year period. The growth in RCM revenue is primarily attributable to organic growth achieved through cross selling RCM services to existing NextGen Division clients as well as the addition of new clients. For the Hospital Solutions Division, maintenance and other services revenue for the three months ended September 30, 2014 decreased 7.0% as compared to the same prior year period primarily due to a decrease in maintenance revenue resulting from a decline in the amount of maintenance services provided to existing customers. QSI Dental Division maintenance, EDI and other services revenue for the three months ended September 30, 2014 and 2013 remained consistent at $3.8 million.
We intend to continue promoting recurring maintenance, EDI and RCM services to both new and existing clients.
Cost of Revenue. Cost of revenue for the three months ended September 30, 2014 increased to $56.8 million from $47.7 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 47.1% from 42.9%. The increase in the cost of revenue as a percentage of revenue is primarily due to a change in the mix of revenues toward recurring services revenue, which have historically experienced a lower profit margin than system sales.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	%	2013	%
QSI Dental Division
Revenue	$4,657	100.0%	$4,904	100.0%
Cost of revenue	2,387	51.3%	2,141	43.7%
Gross profit	$2,270	48.7%	$2,763	56.3%
NextGen Division
Revenue	$93,148	100.0%	$84,701	100.0%
Cost of revenue	32,900	35.3%	26,886	31.7%
Gross profit	$60,248	64.7%	$57,815	68.3%
Hospital Solutions Division
Revenue	$4,163	100.0%	$4,734	100.0%
Cost of revenue	3,463	83.2%	3,968	83.8%
Gross profit	$700	16.8%	$766	16.2%
RCM Services Division
Revenue	$18,551	100.0%	$16,742	100.0%
Cost of revenue	13,681	73.7%	11,410	68.2%
Gross profit	$4,870	26.3%	$5,332	31.8%
Unallocated cost of revenue	$4,342	N/A	$3,277	N/A
Consolidated
Revenue	$120,519	100.0%	$111,081	100.0%
Cost of revenue	56,773	47.1%	47,682	42.9%
Gross profit	$63,746	52.9%	$63,399	57.1%
Gross profit margins for the NextGen Division and QSI Dental Division decreased for the three months ended September 30, 2014 compared to the same prior year period primarily due to decreases in total divisional system sales. Gross profit margin for the RCM Services Division declined compared to the same prior year period primarily as a result of higher payroll and other staffing costs, causing cost of revenue to increase at a higher rate than the related revenue.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended September 30, 2014 and 2013:

	Software	Hardware and Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Three Months Ended September 30, 2014
QSI Dental Division	0.0%	6.6%	30.3%	6.6%	7.8%	51.3%	48.7%
NextGen Division	1.3%	0.8%	12.8%	11.5%	8.9%	35.3%	64.7%
Hospital Solutions Division	0.0%	(0.1)%	65.6%	0.5%	17.2%	83.2%	16.8%
RCM Services Division	0.0%	0.0%	48.3%	0.9%	24.5%	73.7%	26.3%
Consolidated	4.6%	0.8%	20.8%	9.3%	11.6%	47.1%	52.9%
Three Months Ended September 30, 2013
QSI Dental Division	2.7%	3.0%	21.5%	12.5%	4.0%	43.7%	56.3%
NextGen Division	0.1%	1.1%	12.1%	11.0%	7.4%	31.7%	68.3%
Hospital Solutions Division	2.3%	1.9%	60.7%	0.4%	18.5%	83.8%	16.2%
RCM Services Division	0.0%	0.0%	45.3%	0.6%	22.3%	68.2%	31.8%
Consolidated	3.2%	1.1%	19.6%	9.1%	9.9%	42.9%	57.1%
During the three months ended September 30, 2014, hardware and third party software constituted a slightly lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of our clients.
Our payroll and benefits expense associated with delivering our products and services increased to 20.8% of consolidated revenue in the three months ended September 30, 2014 compared to 19.6% during the same period last year. The absolute level of consolidated payroll and benefit expenses increased from $21.8 million in the three months ended September 30, 2013 to $25.0 million in the three months ended

September 30, 2014. The increase is primarily due to a $1.7 million increase in payroll and benefits expenses within the NextGen Division, resulting from increased headcount compared to the prior year period, partially due to the acquisition of Mirth, a $1.4 million increase within the RCM Services Division, as RCM is a service business which inherently has higher payroll costs as a percentage of revenue, a $0.4 million increase within the QSI Dental Division, offset by a slight decrease within the Hospital Solutions Division. The amount of share-based compensation expense included in cost of revenue was not significant for the three months ended September 30, 2014 and 2013.
Other cost of revenue, which primarily consists of third party annual licenses, hosting costs and outsourcing costs, increased to 11.6% of total revenue during the three months ended September 30, 2014 as compared to 9.9% for the same period a year ago. The increase is due to a change in mix of other services revenue sold as compared to the prior year period.
As a result of the foregoing events and activities, our gross profit percentage decreased to 52.9% for the three months ended September 30, 2014 versus 57.1% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2014 increased 0.3% to $38.7 million as compared to $38.6 million for the prior year period. The increase in selling, general and administrative expenses consists primarily of:

•	$1.6 million net increase in compensation costs, including salaries, benefits and commissions; and

•	$0.2 million net increase in other selling and administrative expenses; partially offset by

•	$1.7 million decrease in bad debt expense as a result of improved collections.
Share-based compensation expense was approximately $0.7 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 34.7% in the three months ended September 30, 2013 to 32.1% in the three months ended September 30, 2014.
Research and Development Costs. Research and development costs for the three months ended September 30, 2014 and 2013 were $16.9 million and $7.6 million, respectively. Research and development costs as a percentage of revenue increased to 14.0% in the three months ended September 30, 2014 from 6.9% for the prior year period. The increase in research and development expenses is primarily due to the reduction in the capitalization rate of software costs in the current period, the acquisition of Mirth, as well as the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new products including NextGen Knowledge Base Model, NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen HIE, NextGen Patient Portal (NextMD.com), and NextGen Health Quality Measures, and other enhancements to our existing products. The decrease in software capitalization rate reflects a trend towards a more agile development approach that inherently shortens the time frame during which development costs may be capitalized.
Additions to capitalized software costs offset increases in research and development costs. For the three months ended September 30, 2014 and 2013, our additions to capitalized software were $3.5 million and $8.0 million, respectively. The decrease in capitalized software is primarily due to the lower capitalization rates of software development costs mentioned above and the cessation of software development costs capitalization related to the Hospital Solutions Division's software products as a result of the prior year impairment charge. For the three months ended September 30, 2014 and 2013, total research and development expenditures including both amounts expensed and capitalized was $20.4 million and $15.6 million, respectively.
We intend to continue to invest heavily in research and development to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products and to develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community.
Share-based compensation expense included in research and development costs was not significant for the three months ended September 30, 2014 and 2013.
Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets decreased to $0.9 million for the three months ended September 30, 2014 from $1.3 million from the prior year period.
Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2014 and 2013 was $2.6 million and $5.5 million, respectively. The effective tax rates were 34.9% and 35.1% for the three months ended September 30, 2014 and 2013, respectively. The effective rate for the three months ended September 30, 2014 decreased as compared to the same prior year period primarily due to an increased benefit of the foreign rate differential, partially offset by the absence of a federal research and development tax credit reflected in the current period and a decrease in qualified production activities deduction. The federal research and development tax credit statute expired on December 31, 2013 and has not been reenacted as of September 30, 2014.
Comparison of the Six Months Ended September 30, 2014 and September 30, 2013
Net Income. Our net income for the six months ended September 30, 2014 was $9.9 million, or $0.16 and $0.16 per share, on a basic and fully diluted basis, respectively. In comparison, we earned $23.1 million, or $0.39 per share, on both a basic and fully diluted basis for the six months ended September 30, 2013. The change in net income for the six months ended September 30, 2014 was primarily attributed to the following:

•
a 7.9% decline in consolidated system sales revenue related to a number of factors, including higher adoption rates by large physician groups resulting in a lower number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension of the deadline to adopt stage two meaningful use requirements until calendar 2014.

•
a $21.1 million (23.6%) increase in total operating expenses compared to the same prior year period. This increase is primarily due to a 150.5% increase in research and development expenses in the current period primarily due to higher gross expenditures in conjunction with lower capitalization rates of software development costs.

•	a reduction of $6.6 million in the provision for income taxes, primarily a result of the decline of net income.
Revenue. Revenue for the six months ended September 30, 2014 increased 8.1% to $238.4 million from $220.6 million for the six months ended September 30, 2013. NextGen Division revenue increased 11.2% to $184.9 million from $166.2 million in the six months ended September 30, 2013, QSI Dental Division revenue decreased 11.5% to $8.9 million from $10.1 million, RCM Services Division revenue increased 6.4% to $36.3 million from $34.1 million, and Hospital Solutions Division revenue decreased 18.2% to $8.3 million from $10.2 million in the same prior year period.
System Sales. Revenue from consolidated system sales for the six months ended September 30, 2014 decreased 7.9% to $42.3 million from $45.9 million in the same prior year period.
The following table breaks down our reported system sales into software, hardware and third-party software, and implementation and training services components on a consolidated and divisional basis for the six months ended September 30, 2014 and 2013 (in thousands):

	Software	Hardware and Third Party Software	Implementation and Training Services	Total System Sales
Six Months Ended September 30, 2014
QSI Dental Division	$292	$678	$441	$1,411
NextGen Division	25,557	1,893	11,301	38,751
Hospital Solutions Division	956	(598)	1,564	1,922
RCM Services Division	195	—	—	195
Consolidated	$27,000	$1,973	$13,306	$42,279
Six Months Ended September 30, 2013
QSI Dental Division	$990	$602	$735	$2,327
NextGen Division	27,745	2,396	10,128	40,269
Hospital Solutions Division	(579)	184	3,522	3,127
RCM Services Division	196	—	(1)	195
Consolidated	$28,352	$3,182	$14,384	$45,918
The decrease in system sales was driven primarily by lower sales of software, hardware, and third party software to both new and existing clients for the NextGen Division. NextGen Division sales in this category decreased 3.8%, or $1.5 million, to $38.8 million during the six months ended September 30, 2014 from $40.3 million during the same prior year period while the Hospital Solutions Division experienced a 38.6%, or $1.2 million, decrease in category revenue to $1.9 million in the six months ended September 30, 2014 as compared to $3.1 million in the same prior year period. The decline in Hospital Solutions Division category revenue in the six months ended September 30, 2014 versus the same period last year is primarily due to lower demands for implementation services resulting from the decline in new system sales. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 55.6%, in the six months ended September 30, 2014 as compared to the same prior year period.
Total system sales for the QSI Dental Division decreased 39.4% in the six months ended September 30, 2014 versus the same period last year, partially because the division's current software solution, QDW, is being sold primarily as a SaaS solution for which revenue is recognized over an extended period of time as other services revenue rather than upfront as software revenue.
NextGen Division software license revenue decreased 7.9% in the six months ended September 30, 2014 versus the same period last year. The Division’s software revenue accounted for 66.0% of divisional system sales revenue during the six months ended September 30, 2014 compared to 68.9% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
During the six months ended September 30, 2014, 4.9% of the NextGen Division’s system sales revenue was represented by hardware and third party software compared to 5.9% during the same period a year ago. The number of clients who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third party software in the NextGen Division’s sales arrangements is typically at the request of our clients.
Implementation and training revenue related to system sales at the NextGen Division increased 11.6% in the six months ended September 30, 2014 compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered.
Maintenance, EDI, RCM and Other Services. For the six months ended September 30, 2014, our consolidated revenue from maintenance, EDI, RCM and other services grew 12.3% to $196.1 million from $174.7 million in the same prior year period. The increase is due to an increase across all categories of recurring service revenue.

The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the six months ended September 30, 2014 and 2013 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Six Months Ended September 30, 2014
QSI Dental Division	$4,043	$2,546	$—	$899	$7,488
NextGen Division	73,728	34,230	—	38,152	146,110
Hospital Solutions Division	4,890	69	—	1,460	6,419
RCM Services Division	279	380	34,125	1,333	36,117
Consolidated	$82,940	$37,225	$34,125	$41,844	$196,134
Six Months Ended September 30, 2013
QSI Dental Division	$4,185	$2,776	$—	$767	$7,728
NextGen Division	68,920	30,349	—	26,698	125,967
Hospital Solutions Division	5,447	75	—	1,552	7,074
RCM Services Division	369	37	31,482	2,035	33,923
Consolidated	$78,921	$33,237	$31,482	$31,052	$174,692
Total NextGen Division maintenance revenue for the six months ended September 30, 2014 grew 7.0% to $73.7 million from $68.9 million for the same prior year period while NextGen Division EDI revenue grew 12.8% to $34.2 million compared to $30.3 million in the same prior year period. Maintenance revenue for the NextGen Division increased by $4.8 million for the six months ended September 30, 2014 as compared to the same prior year period primarily as a result of net additional licenses from both new and existing clients and the addition of maintenance revenue from Mirth, which was acquired on September 9, 2013. The NextGen Division's EDI revenue growth has come from new clients and from further penetration of the division's existing client base. Other services revenue for the NextGen Division, which consists primarily of third party annual software license renewals, consulting services, SaaS fees, hosting services, and other subscriptions, increased 42.9% to $38.2 million in the six months ended September 30, 2014 from $26.7 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers, increase in customer subscriptions, as well as the addition of Mirth subscription revenue.
For the six months ended September 30, 2014, RCM revenue for the RCM Services Division grew $2.6 million, or 8.4%, to $34.1 million compared to $31.5 million in the same prior year period. The growth in RCM revenue is primarily attributable to organic growth achieved through cross selling RCM services to existing NextGen Division clients, as well as the addition of new clients. For the Hospital Solutions Division, maintenance, EDI and other services revenue for the six months ended September 30, 2014 decreased 9.3% as compared to the same prior year period primarily due to a decrease in maintenance revenue resulting from a decline in the amount of maintenance services provided to existing customers. QSI Dental Division maintenance, EDI and other services revenue for the six months ended September 30, 2014 and 2013 was $7.5 million and $7.7 million, respectively, due mostly to a decline in EDI services revenue.
Cost of Revenue. Cost of revenue for the six months ended September 30, 2014 increased 18.0% to $113.0 million from $95.8 million in the same prior year period and the cost of revenue as a percentage of revenue increased to 47.4% from 43.4%. The increase in the cost of revenue as a percentage of revenue is primarily due to a change in the mix of revenues toward recurring services revenue, which have historically experienced a lower profit margin than system sales.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the six months ended September 30, 2014 and 2013 (in thousands):

	Six Months Ended September 30,
	2014	%	2013	%
QSI Dental Division
Revenue	$8,899	100.0%	$10,055	100.0%
Cost of revenue	4,703	52.8%	4,532	45.1%
Gross profit	$4,196	47.2%	$5,523	54.9%
NextGen Division
Revenue	$184,861	100.0%	$166,236	100.0%
Cost of revenue	64,782	35.0%	53,742	32.3%
Gross profit	$120,079	65.0%	$112,494	67.7%
Hospital Solutions Division
Revenue	$8,341	100.0%	$10,201	100.0%
Cost of revenue	7,769	93.1%	7,843	76.9%
Gross profit	$572	6.9%	$2,358	23.1%
RCM Services Division
Revenue	$36,312	100.0%	$34,118	100.0%
Cost of revenue	26,876	74.0%	23,293	68.3%
Gross profit	$9,436	26.0%	$10,825	31.7%
Unallocated cost of revenue	$8,833	N/A	$6,344	N/A
Consolidated
Revenue	$238,413	100.0%	$220,610	100.0%
Cost of revenue	112,963	47.4%	95,754	43.4%
Gross profit	$125,450	52.6%	$124,856	56.6%
Gross profit margins for the QSI Dental Division, NextGen Division and the Hospital Solutions Division decreased for the six months ended September 30, 2014 compared to the same prior year period primarily due to decreases in total divisional system sales. Gross profit margin for the RCM Services Division declined for the six months ended September 30, 2014 as compared to the same prior year period primarily as a result of higher payroll and other staffing costs, causing cost of revenue to increase at a higher rate than the related revenue.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the six months ended September 30, 2014 and 2013:

	Software	Hardware and Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit
Six Months Ended September 30, 2014
QSI Dental Division	0.0%	5.4%	32.1%	7.8%	7.5%	52.8%	47.2%
NextGen Division	1.3%	0.8%	12.4%	11.5%	9.0%	35.0%	65.0%
Hospital Solutions Division	0.0%	0.2%	73.3%	0.5%	19.1%	93.1%	6.9%
RCM Services Division	0.0%	0.0%	48.9%	0.9%	24.2%	74.0%	26.0%
Consolidated	4.7%	0.8%	20.8%	9.4%	11.7%	47.4%	52.6%
Six Months Ended September 30, 2013
QSI Dental Division	2.7%	4.6%	20.6%	13.4%	3.8%	45.1%	54.9%
NextGen Division	0.0%	1.3%	12.2%	11.2%	7.6%	32.3%	67.7%
Hospital Solutions Division	3.0%	1.3%	50.1%	0.4%	22.1%	76.9%	23.1%
RCM Services Division	0.0%	0.0%	44.1%	0.8%	23.4%	68.3%	31.7%
Consolidated	3.1%	1.3%	19.3%	9.2%	10.5%	43.4%	56.6%
During the six months ended September 30, 2014, hardware and third party software constituted a lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.
Gross margin for the Hospital Solutions Division decreased to 6.9% for the six months ended September 30, 2014 as compared to 23.1% for the same prior year period. The gross margin for implementation and maintenance was negatively impacted by a decline in revenue without the same level of reductions in our implementation and support staffing levels at the Hospital Solutions Division.
Our payroll and benefits expense associated with delivering our products and services increased to 20.8% of consolidated revenue in the six months ended September 30, 2014 compared to 19.3% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $42.6 million in the six months ended September 30, 2013 to $49.6 million in the six months ended

September 30, 2014. The increase is primarily due to a $2.5 million increase in payroll and benefits expenses within the NextGen Division, resulting from increased headcount compared to the prior year period, partially due to the inclusion of Mirth, a $2.7 million increase within the RCM Services Division, as RCM is a service business which inherently has higher payroll costs as a percentage of revenue, a $1.0 million increase within the Hospital Solutions Division, and a $0.8 million increase within the QSI Dental Division. The amount of share-based compensation expense included in cost of revenue was not significant for six months ended September 30, 2014 and 2013.
Other cost of revenue, which primarily consists of third party annual licenses, hosting costs and outsourcing costs, increased to 11.7% of total revenue during the six months ended September 30, 2014 as compared to 10.5% for the same period a year ago. The increase is due to a change in mix of other services revenue sold as compared to the prior year period.
As a result of the foregoing events and activities, our gross profit percentage decreased to 52.6% for the six months ended September 30, 2014 versus 56.6% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2014 increased 2.4% to $75.4 million as compared to $73.7 million for the prior year period. The increase in these expenses is primarily due to the inclusion of Mirth, which was acquired on September 9, 2013. The increase in selling, general and administrative expenses, including the impact of Mirth, consists primarily of:

•	$3.6 million net increase in compensation costs, including salaries, benefits and commissions;

•	$1.4 million increase in consulting and outside services costs;

•	$1.2 million increase in acquisition costs; and

•	$0.1 million net increase in other selling and administrative expenses; partially offset by

•	$4.6 million decrease in bad debt expense as a result of improved collections
Share-based compensation expense was approximately $1.3 million and $0.8 million for the six months ended September 30, 2014 and 2013, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 33.4% in the six months ended September 30, 2013 to 31.6% in the six months ended September 30, 2014.
Research and Development Costs. Research and development costs for the six months ended September 30, 2014 and 2013 were $33.1 million and $13.2 million, respectively. Research and development costs as a percentage of revenue increased to 13.9% in the six months ended September 30, 2014 from 6.0% for the prior year period. The increase in research and development expenses is primarily due to the reduction in the capitalization rate of software costs in the current period, the acquisition of Mirth, as well as the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new products including NextGen Knowledge Base Model, NextGen Mobile, NextGen NextPen, NextGen Community Connectivity consisting of NextGen HIE, NextGen Patient Portal (NextMD.com), and NextGen Health Quality Measures, and other enhancements to our existing products. The decrease in software capitalization rate reflects a trend towards a more agile development approach that inherently shortens the time frame during which development costs may be capitalized.
Additions to capitalized software costs offset increases in research and development costs. For the six months ended September 30, 2014 and 2013, our additions to capitalized software were $6.4 million and $15.3 million, respectively. The decrease in capitalized software is primarily due to the lower capitalization rates of software development costs mentioned above and the cessation of software development costs capitalization related to the Hospital Solutions Division's software products as a result of the prior year impairment charge. For the six months ended September 30, 2014 and 2013, total research and development expenditures including both amounts expensed and capitalized was $39.5 million and $28.5 million, respectively.
Share-based compensation expense included in research and development costs was not significant for the six months ended September 30, 2014 and 2013.
Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets decreased to $1.9 million for the six months ended September 30, 2014 from $2.5 million in the same prior year period.
Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2014 and 2013 was $5.2 million and $11.9 million, respectively. The effective tax rate was 34.4% and 33.9% for the six months ended September 30, 2014 and 2013, respectively. The effective rate for the six months ended September 30, 2014 increased as compared to the same prior year period due to the absence of a federal research and development tax credit and a decrease in qualified production activities deduction, partially offset by an increased benefit of the foreign rate differential. The federal research and development tax credit statute expired on December 31, 2013 and has not been reenacted as of September 30, 2014.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the six months ended September 30, 2014 and 2013 (in thousands):

	Six Months Ended September 30,
	2014	2013
Cash and cash equivalents and marketable securities	$123,516	$84,305
Net increase (decrease) in cash and cash equivalents and marketable securities	$9,715	$(33,706)
Net income	$9,913	$23,066
Net cash provided by operating activities	$42,741	$43,401
Number of days of sales outstanding (1)	81	115
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
The following table summarizes our consolidated statements of cash flows for the six months ended September 30, 2014 and 2013 (in thousands):

	Six Months Ended September 30,
	2014	2013
Net income	$9,913	$23,066
Non-cash expenses	17,002	18,699
Cash from net income (as adjusted)	26,915	41,765
Change in accounts receivable	8,762	9,298
Change in other assets and liabilities	7,064	(7,662)
Net cash provided by operating activities	$42,741	$43,401
Net cash provided by operating activities for the six months ended September 30, 2014 and 2013 was approximately $42.7 million and $43.4 million, respectively. Cash from operations for the six months ended September 30, 2014 decreased slightly primarily due to a $13.2 million decline in cash from net income and a $0.5 million decrease in cash flows attributable to accounts receivable activity, offset by higher cash flows from changes in other assets and liabilities of $14.7 million. The Company continues to place strong emphasis on working capital management and collections as reflected by a reduction of days sales outstanding (“DSO”) in comparison to the prior year period. Specifically, during the six months ended September 30, 2014, DSO decreased by 6 days to 81 days. In comparison, DSO decreased by 7 days to 115 days during the same prior year period. Based on our results for the six months ended September 30, 2014, we anticipate being able to continue generating sufficient cash from operations for the remainder of fiscal year 2015.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended September 30, 2014 and 2013 was approximately $8.8 million and $55.3 million, respectively. The $46.6 million decrease in net cash used in investing activities is primarily due to $34.8 million of cash paid for the acquisition of Mirth in the prior year period, a decrease in additions to capitalized software costs by $8.9 million, plus decreases of $4.2 million in purchases of marketable securities and $1.5 million in proceeds from the sales and maturities of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended September 30, 2014 and 2013 was $22.1 million and $21.2 million, respectively. During the six months ended September 30, 2014, we paid $21.4 million in dividends to shareholders as compared to payments of $20.8 million in dividends to shareholders, offset by proceeds of $1.5 million from the exercise of stock options during the same prior year period. Payments of contingent consideration related to acquisitions were $0.7 million during the six months ended September 30, 2014 compared to $2.0 million during the same prior year period.
Cash and Cash Equivalents and Marketable Securities
At September 30, 2014, we had combined cash and cash equivalents and marketable securities of $123.5 million, reflecting an increase of $9.7 million from the comparable balance as of March 31, 2014. This increase principally reflects the contribution to cash from net income and the continued decrease in DSO from an emphasis on working capital management in the current year.
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
On October 22, 2014, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of December 12, 2014 with an expected distribution date on or about January 2, 2015.
Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 28, 2014	June 13, 2014	July 3, 2014	$0.175
July 23, 2014	September 12, 2014	October 3, 2014	0.175
Fiscal year 2015			0.35
May 22, 2013	June 14, 2013	July 5, 2013	0.175
July 24, 2013	September 13, 2013	October 4, 2013	$0.175
October 23, 2013	December 13, 2013	January 3, 2014	0.175
January 22, 2014	March 14, 2014	April 4, 2014	0.175
Fiscal year 2014			$0.70

Management believes that its cash, cash equivalents and marketable securities on hand at September 30, 2014, together with its cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements, as well as any dividends to be paid in the ordinary course of business, for the next twelve months. Our Board of Directors will continue to evaluate the strategic use of our cash towards payment of dividends in light of both working capital and capital expenditure requirements.
Contractual Obligations
The following table summarizes our significant contractual obligations at September 30, 2014 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2015 (remaining six months)	2016	2017	2018	2019	2020 and beyond
Operating lease obligations	$26,031	$4,070	$7,704	$5,711	$4,949	$1,837	$1,760
Contingent consideration and other acquisition related liabilities (excluding share-based payments)	$625	—	$313	$312	—	—	—
Total	$26,656	$4,070	$8,017	$6,023	$4,949	$1,837	$1,760
The deferred compensation liability as of September 30, 2014 was $5,312, which is not included in the table above as the timing of future benefit payments to employees is not determinable.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2014, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Hussein Litigation
On October 7, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of the Company.  The Company filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance.  The amended complaint seeks actual damages, exemplary and punitive damages and costs. The Company filed a demurrer to the amended complaint. On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of the Company other than the defendants against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California, by a shareholder of the Company. After the court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption "Hussein Litigation," generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. The Company filed a motion to dismiss the amended complaint on June 20, 2014, which the court granted on October 20, 2014, dismissing the complaint with prejudice..
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above related to the “complaints filed by Mr. Hussein” and the Deerfield Beach Police Pension Fund and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation pending resolution of the Defendants' motion to dismiss the Federal Securities Class Action.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.LAB**	XBRL Taxonomy Extension Label
101.PRE**	XBRL Taxonomy Extension Presentation
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

QUALITY SYSTEMS, INC.
Date:	October 28, 2014	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2014	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)