Form 10-Q
period 2014-12-31
QUALITY SYSTEMS, INC
filed 2015-01-22
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The number of outstanding shares of the Registrant’s common stock as of January 20, 2015 was 60,285,615 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$113,640	$103,145
Restricted cash and cash equivalents	2,330	4,351
Marketable securities	11,182	10,656
Accounts receivable, net	105,879	110,181
Inventories	665	834
Income taxes receivable	3,391	8,366
Deferred income taxes, net	11,751	11,690
Other current assets	12,160	11,135
Total current assets	260,998	260,358
Equipment and improvements, net	21,636	22,801
Capitalized software costs, net	38,497	39,152
Intangibles, net	27,645	33,016
Goodwill	72,804	72,804
Other assets	17,671	16,927
Total assets	$439,251	$445,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,962	$7,888
Deferred revenue	67,756	71,077
Accrued compensation and related benefits	19,588	15,953
Dividends payable	10,697	10,686
Other current liabilities	33,906	18,282
Total current liabilities	138,909	123,886
Deferred revenue, net of current	1,611	2,187
Deferred compensation	5,477	4,809
Other noncurrent liabilities	10,753	19,086
Total liabilities	156,750	149,968
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock $0.01 par value; authorized 100,000 shares; issued and outstanding 60,285 and 60,206 shares at December 31, 2014 and March 31, 2014, respectively	603	602
Additional paid-in capital	197,727	194,739
Accumulated other comprehensive loss	(265)	(182)
Retained earnings	84,436	99,931
Total shareholders’ equity	282,501	295,090
Total liabilities and shareholders’ equity	$439,251	$445,058
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues:
Software and hardware	$16,339	$14,114	$45,312	$45,648
Implementation and training services	3,658	5,046	16,964	19,430
System sales	19,997	19,160	62,276	65,078
Maintenance	43,045	39,763	125,985	118,684
Electronic data interchange services	19,051	16,637	56,276	49,874
Revenue cycle management and related services	20,392	16,178	54,517	47,660
Other services	20,939	17,116	62,783	48,168
Maintenance, EDI, RCM and other services	103,427	89,694	299,561	264,386
Total revenues	123,424	108,854	361,837	329,464
Cost of revenue:
Software and hardware	6,127	27,398	19,289	37,111
Implementation and training services	4,584	7,466	18,423	21,572
Total cost of system sales	10,711	34,864	37,712	58,683
Maintenance	7,365	5,642	21,064	16,206
Electronic data interchange services	11,956	10,276	35,970	31,722
Revenue cycle management and related services	14,246	11,736	40,154	34,144
Other services	10,082	8,537	32,423	26,054
Total cost of maintenance, EDI, RCM and other services	43,649	36,191	129,611	108,126
Total cost of revenue	54,360	71,055	167,323	166,809
Gross profit	69,064	37,799	194,514	162,655
Operating expenses:
Selling, general and administrative	41,482	36,864	116,893	110,538
Research and development costs	18,468	13,175	51,602	26,404
Amortization of acquired intangible assets	904	1,219	2,795	3,673
Impairment of goodwill and other assets	—	5,873	—	5,873
Total operating expenses	60,854	57,131	171,290	146,488
Income (loss) from operations	8,210	(19,332)	23,224	16,167
Interest income (expense), net	(82)	121	41	(53)
Other income (expense), net	—	18	(17)	(391)
Income (loss) before income taxes	8,128	(19,193)	23,248	15,723
Provision for (benefit of) income taxes	1,452	(6,606)	6,659	5,244
Net income (loss)	$6,676	$(12,587)	$16,589	$10,479
Other comprehensive income (loss):
Foreign currency translation (net of $0 tax)	(101)	21	(177)	(172)
Unrealized gain (loss) on marketable securities (net of $0 tax)	68	(51)	94	(51)
Comprehensive income (loss)	$6,643	$(12,617)	$16,506	$10,256
Net income (loss) per share:
Basic	$0.11	$(0.21)	$0.28	$0.18
Diluted	$0.11	$(0.21)	$0.27	$0.17
Weighted-average shares outstanding:
Basic	60,272	60,173	60,250	59,823
Diluted	60,855	60,173	60,813	59,984
Dividends declared per common share	$0.175	$0.175	$0.525	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$16,589	$10,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,755	5,897
Amortization of capitalized software costs	10,190	9,353
Amortization of other intangibles	5,371	6,340
Loss on disposal of equipment and improvements	12	—
Provision for bad debts	38	2,791
Provision for inventory obsolescence	71	—
Share-based compensation	2,627	1,832
Deferred income taxes	(20)	896
Excess tax benefit from share-based compensation	—	(62)
Change in fair value of contingent consideration	1,533	(384)
Impairment of goodwill and other assets	—	25,971
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	8,779	23,451
Inventories	98	(174)
Income taxes receivable	4,975	(15,270)
Other current assets	(221)	3,579
Other assets	(785)	(1,444)
Accounts payable	(1,084)	(6,842)
Deferred revenue	(3,897)	2,585
Accrued compensation and related benefits	3,635	1,777
Income taxes payable	(107)	(701)
Other current liabilities	4,152	454
Deferred compensation	668	748
Other noncurrent liabilities	(673)	295
Net cash provided by operating activities	58,706	71,571
Cash flows from investing activities:
Additions to capitalized software costs	(9,535)	(18,914)
Additions to equipment and improvements	(5,444)	(7,448)
Proceeds from sales and maturities of marketable securities	10,352	12,990
Purchases of marketable securities	(10,995)	(14,091)
Purchase of Mirth	—	(35,033)
Net cash used in investing activities	(15,622)	(62,496)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	—	62
Proceeds from issuance of shares under employee plans	170	2,200
Dividends paid	(32,073)	(31,515)
Payment of contingent consideration related to acquisitions	(686)	(3,720)
Net cash used in financing activities	(32,589)	(32,973)
Net increase (decrease) in cash and cash equivalents	10,495	(23,898)
Cash and cash equivalents at beginning of period	103,145	105,999
Cash and cash equivalents at end of period	$113,640	$82,101

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$1,523	$20,443
Non-cash investing and financing activities:
Effective September 9, 2013, the Company acquired Mirth in a transaction summarized as follows:
Fair value of assets acquired		$62,771
Cash paid		(35,033)
Common stock issued at fair value		(7,882)
Fair value of contingent consideration		(13,307)
Liabilities assumed		$6,549

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
Basis of Presentation. The accompanying unaudited consolidated financial statements as of December 31, 2014 and for the three and nine months ended December 31, 2014 and 2013 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Amounts related to disclosures of March 31, 2014 balances within these interim consolidated financial statements were derived from the aforementioned Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
Revision. The accompanying consolidated statement of cash flows for the nine months ended December 31, 2013 has been retrospectively revised to reflect proceeds from sales and maturities of marketable securities and purchases of marketable securities as investing activities rather than operating activities, which resulted in a $1.1 million increase in cash provided by operating activities for the nine months ended December 31, 2013 and a corresponding increase in cash used in investing activities.  The Company has evaluated the impact of the revision and determined that it did not have a material impact on any of its prior period annual and interim consolidated financial statements.
Significant Accounting Policies. There have been no material changes to the significant accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Costs and expenses:
Cost of revenue	$105	$90	$283	$253
Research and development costs	113	100	293	231
Selling, general and administrative	752	517	2,051	1,348
Total share-based compensation	970	707	2,627	1,832

The total income tax benefit related to share-based compensation was $0.3 million and $0.2 million for the three months ended December 31, 2014 and 2013, respectively. For the nine months ended December 31, 2014 and 2013, total income tax benefit related to share-based compensation was $0.8 million and $0.6 million, respectively.

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

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2014 and March 31, 2014:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	December 31, 2014
ASSETS
Cash and cash equivalents (1)	$113,640	$113,640	$—	$—
Restricted cash and cash equivalents	2,330	2,330	—	—
Marketable securities (2)	11,182	11,182	—	—
	$127,152	$127,152	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$15,760	$—	$—	$15,760
	$15,760	$—	$—	$15,760

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2014
ASSETS
Cash and cash equivalents (1)	$103,145	$103,145	$—	$—
Restricted cash and cash equivalents	4,351	4,351	—	—
Marketable securities (2)	10,656	10,656	—	—
	$118,152	$118,152	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$14,913	$—	$—	$14,913
	$14,913	$—	$—	$14,913
___________________________________
(1) Cash equivalents consists of money market funds.
(2) Marketable securities consist of fixed-income securities, including certificates of deposit, corporate bonds and notes, and municipal securities.

The Company’s contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. The fair value adjustments are reflected as a component of selling, general and administrative expense. Key assumptions include discount rates and probability-adjusted achievement of strategic targets that are not observable in the market. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability were estimated based on the probability of achieving certain business milestones.
The following table presents activity in the Company’s financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the nine months ended December 31, 2014:

Total Liabilities
Balance as of April 1, 2014	$14,913
Earnout payments	(686)
Fair value adjustments	1,533
Balance as of December 31, 2014	$15,760

Non-Recurring Fair Value Measurements
The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the nine months ended December 31, 2014, there were no adjustments to fair value of such assets.

3. Goodwill
The Company tests goodwill for impairment annually during its first fiscal quarter, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. During the three months ended December 31, 2014, the Company has not identified any events or circumstances that would require an interim goodwill impairment test.
The Company does not amortize goodwill as it has been determined to have an indefinite useful life.
Goodwill by reporting unit consists of the following:

	March 31, 2014	December 31, 2014
QSI Dental Division (1)	$7,289	$7,289
NextGen Division	33,225	33,225
RCM Services Division	32,290	32,290
Total goodwill	$72,804	$72,804
___________________________________
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

4. Intangible Assets

The Company’s definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	December 31, 2014
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$23,510	$48,928
Accumulated amortization	(14,224)	(2,023)	(5,036)	(21,283)
Net intangible assets	$7,826	$1,345	$18,474	$27,645

	March 31, 2014
	Customer Relationships	Trade Name & Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$23,510	$48,928
Accumulated amortization	(11,837)	(1,599)	(2,476)	(15,912)
Net intangible assets	$10,213	$1,769	$21,034	$33,016

Amortization expense related to customer relationships and trade name & contracts that is included as operating expenses in the consolidated statements of comprehensive income was $905 and $1,209 for the three months ended December 31, 2014 and 2013, respectively. Amortization expense related to software technology that is included in cost of revenue for software and hardware was $858 and $1,069 for the three months ended December 31, 2014 and 2013, respectively.
Amortization expense related to customer relationships and trade name & contracts that is included as operating expenses in the consolidated statements of comprehensive income was $2,811 and $3,541 for the nine months ended December 31, 2014 and 2013, respectively. Amortization expense related to software technology that is included in cost of revenue for software and hardware was $2,560 and $2,799 for the nine months ended December 31, 2014 and 2013, respectively.

The following table represents the remaining estimated amortization of definite-lived intangible assets as of December 31, 2014:

For the year ended March 31,
2015 (remaining three months)	$1,756
2016	7,024
2017	6,553
2018	4,301
2019	3,517
2020 and beyond	4,494
Total	$27,645

5. Capitalized Software Costs

The Company’s capitalized software costs are summarized as follows:

	December 31, 2014	March 31, 2014
Gross carrying amount	$109,990	$100,455
Accumulated amortization	(71,493)	(61,303)
Net capitalized software costs	$38,497	$39,152

Amortization expense related to capitalized software costs was $3,073 and $4,050 for the three months ended December 31, 2014 and 2013, respectively.
Amortization expense related to capitalized software costs was $10,190 and $9,353 for the nine months ended December 31, 2014 and 2013, respectively.
The following table presents the remaining estimated amortization of capitalized software costs as of December 31, 2014. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2015 (remaining three months)	$3,000
2016	13,800
2017	9,500
2018	4,200
2019	4,000
2020 and beyond	3,997
Total	$38,497

6. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	December 31, 2014	March 31, 2014
Accounts receivable, gross	$119,705	$127,006
Sales return reserve	(9,282)	(10,530)
Allowance for doubtful accounts	(4,544)	(6,295)
Accounts receivable, net	$105,879	$110,181

Inventories are summarized as follows:

	December 31, 2014	March 31, 2014
Computer systems and components	$665	$834

Equipment and improvements are summarized as follows:

	December 31, 2014	March 31, 2014
Computer equipment	$41,892	$37,322
Furniture and fixtures	10,308	9,395
Leasehold improvements	8,918	8,874
	61,118	55,591
Accumulated depreciation and amortization	(39,482)	(32,790)
Equipment and improvements, net	$21,636	$22,801

Current and non-current deferred revenue are summarized as follows:

	December 31, 2014	March 31, 2014
Maintenance	$14,954	$15,482
Implementation services	31,729	36,634
Annual license services	10,252	11,176
Undelivered software and other (1)	10,821	7,785
Deferred revenue	$67,756	$71,077
Deferred revenue, net of current	$1,611	$2,187
(1) Includes deferred revenue for Software as a Service ("SaaS") and other subscriptions.

Accrued compensation and related benefits are summarized as follows:

	December 31, 2014	March 31, 2014
Payroll, bonus and commission	$9,548	$6,193
Vacation	10,040	9,760
Accrued compensation and related benefits	$19,588	$15,953

Other current and non-current liabilities are summarized as follows:

	December 31, 2014	March 31, 2014
Contingent consideration and other liabilities related to acquisitions	$8,904	$1,052
Customer deposits	4,564	76
Accrued consulting	2,858	1,707
Care services liabilities	2,260	4,351
Accrued EDI expense	2,097	1,702
Professional services	1,893	170
Accrued royalties	1,641	1,418
Deferred rent	1,211	964
Self insurance reserve	797	2,090
Other accrued expenses	7,681	4,752
Other current liabilities	$33,906	$18,282

Contingent consideration and other liabilities related to acquisitions	$7,399	$14,736
Deferred rent	2,634	3,509
Income tax payable	720	841
Other non-current liabilities	$10,753	$19,086

7. Income Taxes
The provision for (benefit of) income taxes for the three months ended December 31, 2014 and 2013 was approximately $1.5 million and $(6.6) million, respectively. The effective tax rates were 17.9% and 34.4% for the three months ended December 31, 2014 and 2013, respectively. The effective rate for the three months ended December 31, 2014 decreased as compared to the same prior year period primarily due to favorable discrete items included in the current period related to the enactment of the federal research and development tax credit statute, which had expired on December 31, 2013 and on December 19, 2014 was retroactively extended through December 31, 2014. The non-deductible portion of the Hospital impairment charge in the prior year also resulted in an incremental decrease in the effective tax rate for the three months ended December 31, 2014.
The provision for income taxes for the nine months ended December 31, 2014 and 2013 was approximately $6.7 million and $5.2 million, respectively. The effective tax rates were 28.6% and 33.4% for the nine months ended December 31, 2014 and 2013, respectively. The effective rate for the nine months ended December 31, 2014 decreased as compared to the same prior year period primarily due to an increase in benefit from the federal research and development tax credit partially offset by a decrease in benefit from the qualified production activities deduction. The non-deductible portion of the Hospital impairment charge in the prior year also resulted in an incremental decrease in the effective tax rate for the nine months ended December 31, 2014.
The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items that give rise to the deferred amount. The Company expects to receive the full benefit of the deferred tax assets recorded with the exception of a specific state tax credit for which the Company has recorded a valuation allowance.
Uncertain tax positions As of December 31, 2014, the Company had recorded a liability of $777 for unrecognized tax benefits related to various federal, state and local income tax matters. If recognized, this amount would reduce the Company’s effective tax rate. The tax liability for the nine months ended December 31, 2014 decreased from the same prior year period by $423 due to changes in reserves for state and local income tax liabilities, expiring statute of limitations, and certain tax positions related to acquired companies.
The Company is no longer subject to U.S. federal income tax examinations for tax years before 2013. With few exceptions, the Company is no longer subject to state income tax examinations for tax years before 2010. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

8. Earnings per Share

The Company provides presentation of “basic” and “diluted” earnings per share (“EPS”). Shares discussed below are in thousands.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$6,676	$(12,587)	$16,589	$10,479
Basic net income (loss) per share:
Weighted-average shares outstanding — Basic	60,272	60,173	60,250	59,823
Basic net income (loss) per common share	$0.11	$(0.21)	$0.28	$0.18

Net income (loss)	$6,676	$(12,587)	$16,589	$10,479
Diluted net income (loss) per share:
Weighted-average shares outstanding — Basic	60,272	60,173	60,250	59,823
Effect of potentially dilutive securities	583	—	563	161
Weighted-average shares outstanding — Diluted	60,855	60,173	60,813	59,984
Diluted net income (loss) per common share	$0.11	$(0.21)	$0.27	$0.17

The computation of diluted net income per share does not include 1,731 and 1,653 options to acquire shares of common stock for the three and nine months ended December 31, 2014, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 1,386 and 1,347 options to acquire shares of common stock for the three and nine months ended December 31, 2013, respectively, because their inclusion would have an anti-dilutive effect on net income (loss) per share.

9. Share-Based Awards
Employee Stock Option and Incentive Plans
In October 2005, the Company’s shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees and directors of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of the Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expires on May 25, 2015, unless terminated earlier by the Board of Directors. As of December 31, 2014, there were 1,711,676 outstanding options, 78,872 outstanding shares of restricted stock, restricted stock units and performance based restricted stock, and 2,222,988 shares available for future grant under the 2005 Plan.

A summary of stock option transactions during the nine months ended December 31, 2014 follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2014	1,370,101	$27.85	5.8
Granted	459,650	15.97	7.4
Forfeited/Canceled	(118,075)	25.47	4.5
Outstanding, December 31, 2014	1,711,676	$24.83	5.7	$—
Vested and expected to vest, December 31, 2014	1,610,757	$25.02	5.7	$—
Exercisable, December 31, 2014	575,331	$30.78	4.4	$—

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Expected life	4.8 years	4.9 years
Expected volatility	36.4% - 36.6%	43.4% - 43.7%
Expected dividends	4.3% - 4.4%	3.1% - 3.9%
Risk-free rate	1.7%	1.0% - 1.5%
The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2014 and 2013 was $3.50 and $5.19 per share, respectively.
During the nine months ended December 31, 2014, a total of 459,650 options to purchase shares of common stock were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2015 and 2014 is as follows:

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
Employee Share Purchase Plan
On August 11, 2014, the Company’s shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of December 31, 2014, the Company has issued 16,305 shares under the Purchase Plan and 3,983,695 shares are available for future issuance. The amount of share-based compensation expense recorded for this plan was insignificant for the nine months ended December 31, 2014.

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
Share-based compensation expense associated with the restricted performance shares under the Program is based on the grant date fair value measured at the underlying closing share price on the date of grant using a Monte Carlo-based valuation model. Share-based compensation expense associated with the options under the Company’s equity incentive programs are initially based on the number of options expected to vest after assessing the probability that the performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilizes the Black-Scholes option valuation model with the assumptions in the table below to calculate the share-based compensation expense related to the options. Share-based compensation expense recorded for these performance-based awards was $345 for the nine months ended December 31, 2014 and was insignificant for the nine months ended December 31, 2013.

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Expected life	4.8 years	4.9 years
Expected volatility	36.2% - 36.5%	37.7% - 43.5%
Expected dividends	4.3% - 5.0%	3.2% - 3.7%
Risk-free rate	1.6% - 1.8%	1.4% - 1.8%
Non-vested stock option award activity, including employee stock options and performance-based awards, during the nine months ended December 31, 2014 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2014	991,560	$7.73
Granted	459,650	3.50
Vested	(196,790)	8.30
Forfeited/Canceled	(118,075)	7.58
Outstanding, December 31, 2014	1,136,345	$5.91
As of December 31, 2014, $5,023 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.4 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2014 and 2013 was $1,633 and $1,134, respectively.
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
The Company recorded compensation expense related to restricted stock of approximately $637 and $473 for the nine months ended December 31, 2014 and 2013, respectively. Restricted stock activity for the nine months ended December 31, 2014 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2014	64,571	$20.74
Granted	48,414	15.77
Vested	(34,113)	21.05
Outstanding, December 31, 2014	78,872	$18.13
As of December 31, 2014, $1,000 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.3 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

10. Concentration of Credit Risk
The Company had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2014. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance by these institutions.

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
Hussein Litigation
On October 7, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of the Company.  The Company filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. The Company filed a demurrer to the amended complaint. On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, the Company filed an answer and cross-complaint. The Company believes that plaintiff’s claims are without merit and continues to defend against them vigorously.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of the Company other than the defendants against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California by a shareholder of the Company. After the court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. The Company filed a motion to dismiss the amended complaint on June 20, 2014, which the court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the court denied on January 5, 2015.
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation pending plaintiffs' decision regarding possible appeal in the Federal Securities Class Action. The Company believes that plaintiff’s claims are without merit and intends to defend against them vigorously.

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

Operating segment data is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenue:
QSI Dental Division	$4,480	$5,082	$13,379	$15,137
NextGen Division	92,054	83,881	276,914	250,117
Hospital Solutions Division	4,977	2,483	13,318	12,683
RCM Services Division	21,913	17,408	58,226	51,527
Consolidated revenue	$123,424	$108,854	$361,837	$329,464

Operating income (loss):
QSI Dental Division	$1,562	$1,323	$3,879	$4,799
NextGen Division	44,372	36,834	131,983	112,449
Hospital Solutions Division	(838)	(1,969)	(3,272)	(4,661)
RCM Services Division	4,364	2,722	8,932	8,630
Corporate and unallocated	(41,250)	(58,242)	(118,298)	(105,050)
Consolidated operating income (loss)	$8,210	$(19,332)	$23,224	$16,167
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
The major components of the Corporate and unallocated amounts are summarized in the table below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Research and development costs	$18,468	$13,175	$51,602	$26,404
Amortization of capitalized software costs	3,073	4,050	10,190	9,353
Marketing expense	3,328	2,674	9,439	7,104
Other Corporate and overhead costs (1)	16,381	38,343	47,067	62,189
Total Corporate and unallocated	41,250	58,242	118,298	105,050
___________________________________
(1) Includes the $26.0 million Hospital impairment charge recorded in the three and nine months ended December 31, 2013.

13. Subsequent Events

On January 21, 2015, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of March 13, 2015 with an expected distribution date on or about April 3, 2015.
In January 2015, the Company executed a lease amendment to extend the term of the Company's lease at the St. Louis location by 10 years until July 2025. Future minimum lease payments over the term of the amended lease are approximately $6.2 million.

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
The following table reflects our reported segment revenue and segment revenue growth (decline) by Division for the three and nine months ended December 31, 2014 and 2013:

	Segment Revenue Breakdown
	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
QSI Dental Division	3.6%	4.7%	3.7%	4.6%
NextGen Division	74.6%	77.0%	76.5%	76.0%
Hospital Solutions Division	4.0%	2.3%	3.7%	3.8%
RCM Services Division	17.8%	16.0%	16.1%	15.6%
Consolidated	100.0%	100.0%	100.0%	100.0%

	Segment Revenue Growth (Decline)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
QSI Dental Division	(11.8)%	(0.1)%	(11.6)%	1.7%
NextGen Division	9.7%	(2.2)%	10.7%	(3.5)%
Hospital Solutions Division	100.4%	(66.3)%	5.0%	(52.9)%
RCM Services Division	25.9%	6.8%	13.0%	7.6%
Consolidated	13.4%	(4.9)%	9.8%	(5.6)%
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
On November 14, 2011 we acquired ViaTrack, a developer and provider of information technologies that enhance EDI offerings. This acquisition provides a platform to pursue significant opportunities that exist to leverage ViaTrack's technologies to reduce costs and enhance our EDI offerings to all divisions. ViaTrack's operations are managed under the QSI Dental Division and its revenues and costs are reflected within the operating results of the respective divisions that derive benefit from the sales of ViaTrack products.
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

Overview of Our Results

•
Consolidated revenue increased 9.8% in the nine months ended December 31, 2014 as compared to the prior year period. The increase reflects a 13.3% increase in recurring services revenue (i.e. maintenance, EDI, RCM and other services revenues), partially offset by a 4.3% decrease in system sales revenue. The increase in recurring services revenue is due to an increase across all categories of recurring services, including a substantial increase in subscription revenue of $12.8 million in the nine months ended December 31, 2014 as compared to the prior year period. Subscription revenue included in other revenue was $31.3 million in the nine months ended December 31, 2014 versus $18.4 million in the same prior year period. The increase in subscription revenue reflects increases in Mirth related interoperability subscription revenue as well as increases in subscription revenue related to our NextGen Patient Portal product offering. The decline in system sales revenue reflects the increasingly saturated markets in which our core software products are sold.

•	For the nine months ended December 31, 2014, recurring services revenue comprised 82.8% of consolidated revenue, as compared to 80.2% in the prior year period.

•
Consolidated gross profit as a percentage of revenue increased to 53.8% for the nine months ended December 31, 2014 compared to 49.4% in the prior year period. The change is primarily the result of $20.1 million in impairment charges recorded to cost of software revenue in the prior year period.

•
Consolidated operating income increased 43.7%, or $7.1 million, in the nine months ended December 31, 2014 as compared to the prior year period. The increase is mostly the result of $20.1 million and $5.9 million in Hospital impairment charges recorded in the prior year period to cost of revenue and operating expenses, respectively, which was offset by a substantial increase of $25.2 million in research and development costs as compared to the prior year period resulting from both higher gross expenditures and lower capitalization rates of software development costs due to shorter development cycles. Refer to the table below in the "Corporate and unallocated amounts" section for a comparative analysis of gross expenditures and capitalized software costs.

QSI Dental Division

•
QSI Dental Division revenue decreased 11.6% in the nine months ended December 31, 2014. Divisional operating income (excluding Corporate and unallocated amounts) was $3.9 million in the nine months ended December 31, 2014, a decrease of 19.2% as compared to the same prior year period. The decrease in operating income was primarily the result of a $1.6 million decrease in system sales revenue. It should be noted that the division's current cloud-based software solution, QDW, is being sold primarily as a SaaS solution for which revenue is recognized over an extended period of time rather than upfront, which has resulted in a recent decline to divisional system sales revenues. Revenue recognized from QDW was approximately $0.7 million in the nine months ended December 31, 2014 as compared to $0.5 million in the same prior year period.

•
The QSI Dental Division is well-positioned to sell to the FQHCs market and intends to continue leveraging the NextGen Division's sales force to sell its dental electronic medical records software to practices that provide both medical and dental services, such as FQHCs, which are receiving grants as part of the ARRA.

•
Our goal for the QSI Dental Division is to continue to invest in the new cloud-based QDW platform while aggressively marketing QDW to both new and existing customers. The company is in the early stages of implementing QDW to several key customers of the QSI Dental Division.

NextGen Division

•
NextGen Division revenue increased 10.7% in the nine months ended December 31, 2014, as compared to the same prior year period. This variance reflects a 15.2% growth in recurring service revenue, including an increase of 7.4% in maintenance, 13.8% in EDI revenue and 36.3% in other services revenue. The significant growth in other services revenue was driven by a 77.8% growth in subscriptions as compared to the same prior year period. As noted above, subscriptions revenue growth was due to increases in Mirth related interoperability subscription revenue as well as increases in subscription revenue related to our patient portal product offering. Recurring service revenue increased to $220.7 million and accounted for 79.7% of total NextGen Division revenue for the nine months ended December 31, 2014. In the same period a year ago, recurring service revenue of $191.5 million represented 76.6% of total NextGen Division revenue.

•
NextGen Division operating income (excluding Corporate and unallocated amounts) increased by 17.4% in the nine months ended December 31, 2014, as compared to the same prior year period. The increase in operating income is primarily the result of the increase in total revenue and a 12.5% decline in overall operating expenses, including decreases in sales commissions and bad debt expense. Sales commissions decreased, despite an increase in total divisional revenue, due to the change in revenue mix towards recurring service revenue, which has a lower commissions rate than system sales. Bad debt expense has decreased as a result of improved collections from greater emphasis on working capital management.

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

Hospital Solutions Division

•
Hospital Solutions Division revenue increased 5.0% in the nine months ended December 31, 2014. Revenue was positively impacted by a 40.6% increase in system sales, partially offset by a 4.2% decline in recurring service revenue. The significant increase in system sales is primarily reflective of lower sales returns and related reserves in the current period.

•
Divisional operating loss (excluding Corporate and unallocated amounts) was $3.3 million for the nine months ended December 31, 2014 as compared to a $4.7 million loss for the same prior year period. The improvement in operating results is due to an increase in gross profit, driven by the increase in system sales noted above.

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

RCM Services Division

•
RCM Services Division revenue increased 13.0% in the nine months ended December 31, 2014. The RCM Services Division benefited mostly from new clients added during the nine months ended December 31, 2014 as well as organic growth achieved through cross selling RCM services to existing NextGen Division clients.

•
Operating income increased 3.5% in the nine months ended December 31, 2014 as compared to the same prior year period due primarily to an increase in divisional gross profit compared to the prior year period.

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

•	Actual and expected customer turnover may impact short term revenue for the division. However, we are encouraged by our RCM sales pipeline and increasing sales activity.
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

•
Research and development costs increased by 95.4% to $51.6 million for the nine months ended December 31, 2014 as compared to $26.4 million for the same prior year period due primarily to a reduction in the capitalization rate of software costs due to shorter development cycles as well as higher gross expenditures on research and development. We anticipate an increase in gross research and development expenditures including both amounts expensed and capitalized due to a growing rate of investment to concurrently develop major new products while continuing to create significant new enhancements to our existing product lines. As we release the next major version of our flagship software platform, expected to occur during fiscal 2016, we expect a decline in the amount of software cost capitalization related to this product. Additionally, we have noted a trend towards a more agile development approach that inherently shortens the time frame during which development costs may be capitalized and impacts our capitalization rate of software. Although lower capitalization rates have no impact on our overall cash flows, it results in a higher portion of our software development costs being expensed up front, resulting in increased research and development costs as compared to prior periods. As summarized in the table below, the amount of software costs capitalized in proportion to the amount of total research and development expenditures, including both amounts expensed and capitalized, has declined significantly for the three and nine months ended December 31, 2014 as compared to the same prior year periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Gross expenditures	$21,634	$16,794	$61,137	$45,318
Capitalized software costs	(3,166)	(3,619)	(9,535)	(18,914)
Research and development costs, as reported	$18,468	$13,175	$51,602	$26,404

Capitalized software costs as a percentage of gross expenditures	14.6%	21.5%	15.6%	41.7%

•
Amortization of capitalized software costs increased by 8.9% to $10.2 million for the nine months ended December 31, 2014 as compared to $9.4 million for the same prior year period. The increase in amortization of capitalized software costs is due to the general release of the latest significant versions of our ambulatory software products during the third quarter of fiscal 2014. We expect that these releases along with the upcoming general release of the next major version of our flagship software platform expected to occur during fiscal 2016 will result in even significantly higher rates of amortization relative to previously capitalized software development costs reflected in our recent historical operating results. Amortization of capitalized software costs are reflected as cost of revenue on our consolidated statements of comprehensive income. Refer to Note 5, “Capitalized Software Costs” of our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an estimate of future amortization of capitalized software costs.

•
Other Corporate and overhead costs decreased by $15.1 million to $47.1 million for the nine months ended December 31, 2014 as compared to $62.2 million for the same prior year period primarily due to the $26.0 million Hospital impairment charge recorded in the prior year period, partially offset by increases in salaries and benefits, legal expense, and acquisition related costs. In addition, an increase in marketing headcount plus added utilization of online advertising and media placement has resulted in a 32.9% increase in marketing expense to $9.4 million for the nine months ended December 31, 2014 as compared to $7.1 million for the same prior year period.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of comprehensive income (loss) (certain percentages below may not sum due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
(Unaudited)	2014	2013	2014	2013
Revenues:
Software and hardware	13.2%	13.0%	12.5%	13.9%
Implementation and training services	3.0	4.6	4.7	5.9
System sales	16.2	17.6	17.2	19.8
Maintenance	34.9	36.5	34.8	36.0
Electronic data interchange services	15.4	15.3	15.6	15.1
Revenue cycle management and related services	16.5	14.9	15.1	14.5
Other services	17.0	15.7	17.4	14.6
Maintenance, EDI, RCM and other services	83.8	82.4	82.8	80.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Software and hardware	5.0	25.2	5.3	11.3
Implementation and training services	3.7	6.9	5.1	6.5
Total cost of system sales	8.7	32.1	10.4	17.8
Maintenance	6.0	5.2	5.8	4.9
Electronic data interchange services	9.7	9.4	9.9	9.6
Revenue cycle management and related services	11.5	10.8	11.1	10.4
Other services	8.2	7.8	9.0	7.9
Total cost of maintenance, EDI, RCM and other services	35.4	33.2	35.8	32.8
Total cost of revenue	44.0	65.3	46.2	50.6
Gross profit	56.0	34.7	53.8	49.4
Operating expenses:
Selling, general and administrative	33.6	33.9	32.3	33.6
Research and development costs	15.0	12.1	14.3	8.0
Amortization of acquired intangible assets	0.7	1.1	0.8	1.1
Total operating expenses	49.3	52.5	47.4	44.5
Income (loss) from operations	6.7	(17.8)	6.4	4.9
Interest income (expense), net	(0.1)	0.1	0.0	0.0
Other income (expense), net	0.0	0.0	0.0	(0.1)
Income (loss) before income taxes	6.6	(17.7)	6.4	4.8
Provision for (benefit of) income taxes	1.2	(6.1)	1.8	1.6
Net income (loss)	5.4%	(11.6)%	4.6%	3.2%

Comparison of the Three Months Ended December 31, 2014 and December 31, 2013
Net Income/Loss. Our net income for the three months ended December 31, 2014 was $6.7 million, or $0.11 per share on both a basic and fully diluted basis. In comparison, we had a net loss of $12.6 million, or $0.21 per share, on both a basic and fully diluted basis for the three months ended December 31, 2013. The change in net income for the three months ended December 31, 2014 was primarily attributed to the following:

•	the prior year period included a $26.0 million impairment charge related to our Hospital Solutions Division while the current period does not include any such impairment charge

•
software sales in the current quarter increased by $2.6 million, or 21.3%, as a result of increased software license sales combined with a $1.7 million reduction in reserves for sales returns during the current period

•	recurring revenue streams including maintenance, RCM, EDI and other grew $13.7 million, or 15.3%, compared to the prior year period

•
these positive contributions to net income were offset by a $5.3 million increase in research and development expenses in the current period primarily due to higher gross expenditures in conjunction with lower capitalization rates of software development costs as well as a $4.6 million increase in other selling, general and administrative costs and an increase of $8.1 million in the provision for income taxes, principally reflecting the net loss and deductibility of a portion of the impairment charge in the prior year period.

Revenue. Revenue for the three months ended December 31, 2014 increased 13.4% to $123.4 million from $108.9 million for the three months ended December 31, 2013. NextGen Division revenue increased 9.7% to $92.1 million compared to $83.9 million in the three months ended December 31, 2013, RCM Services Division revenue increased 25.9% to $21.9 million from $17.4 million, and the Hospital Solutions Division revenue increased 100.5% during that same period to $5.0 million from $2.5 million. Revenue for the QSI Dental Division decreased 11.9% to $4.5 million from $5.1 million compared to the same prior year period.
System Sales. Revenue from consolidated system sales for the three months ended December 31, 2014 increased 4.4% to $20.0 million from $19.2 million in the same prior year period.
The following table breaks down our reported system sales into software, hardware and third party software, and implementation and training services components on a consolidated and divisional basis for the three months ended December 31, 2014 and 2013 (in thousands):

	Software	Hardware and Third Party Software	Implementation and Training Services	Total System Sales
Three Months Ended December 31, 2014
QSI Dental Division	$149	$199	$238	$586
NextGen Division	13,109	1,152	3,183	17,444
Hospital Solutions Division	1,594	26	116	1,736
RCM Services Division	106	4	121	231
Consolidated	$14,958	$1,381	$3,658	$19,997
Three Months Ended December 31, 2013
QSI Dental Division	$650	$382	$256	$1,288
NextGen Division	13,530	1,118	3,652	18,300
Hospital Solutions Division	(1,951)	287	1,138	(526)
RCM Services Division	98	—	—	98
Consolidated	$12,327	$1,787	$5,046	$19,160
The overall increase in system sales was driven mostly by an increase of $2.3 million for the Hospital Solutions Division in the three months ended December 31, 2014 versus the same period last year. Software sales for the division increased $3.5 million due primarily to a decline in software sales credits and related reserves, partially offset by a $1.0 million decrease in implementation and training services related to the recent decline in new software sales.
System sales for the NextGen Division declined by $0.9 million due to a 3.1% decrease in software license revenue and 12.8% decrease in implementation and training services during the three months ended December 31, 2014 versus the same period last year, resulting from lower sales to both new and existing customers. The NextGen Division’s software revenue accounted for 75.1% of divisional system sales revenue during the three months ended December 31, 2014 compared to 73.9% during the same period a year ago. Software license revenue continues to be an area of primary emphasis for the NextGen Division.
Total system sales for the QSI Dental Division decreased 54.5% in the three months ended December 31, 2014 versus the same period last year, partially because the division's current software solution, QDW, is being sold primarily as a SaaS solution for which revenue is recognized over an extended period of time as other services revenue rather than upfront as software revenue.
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

During the three months ended December 31, 2014, 6.9% of consolidated system sales revenue was represented by hardware and third party software as compared to 9.3% during the same period a year ago. The number of clients who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third party software in our sales arrangements is typically at the request of our clients.
Implementation and training revenue related to system sales at the NextGen Division declined 12.8% in the three months ended December 31, 2014 as compared to the same prior year period while implementation and training revenue at the QSI Dental Division decreased 7.0% in the three months ended December 31, 2014 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 89.8%, in the three months ended December 31, 2014 as compared to the same prior year period.
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
Maintenance, EDI, RCM and Other Services. For the three months ended December 31, 2014, our consolidated revenue from maintenance, EDI, RCM and other services grew 15.3% to $103.4 million from $89.7 million in the same prior year period. The increase is due to growth across all categories of recurring service revenue.
The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the three months ended December 31, 2014 and 2013 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Three Months Ended December 31, 2014
QSI Dental Division	$2,166	$1,178	$—	$550	$3,894
NextGen Division	38,285	17,633	—	18,692	74,610
Hospital Solutions Division	2,442	24	—	775	3,241
RCM Services Division	152	216	20,392	922	21,682
Consolidated	$43,045	$19,051	$20,392	$20,939	$103,427
Three Months Ended December 31, 2013
QSI Dental Division	$2,090	$1,328	$—	$376	$3,794
NextGen Division	35,343	15,242	—	14,996	65,581
Hospital Solutions Division	2,187	37	—	785	3,009
RCM Services Division	143	30	16,178	959	17,310
Consolidated	$39,763	$16,637	$16,178	$17,116	$89,694
Total category revenue at the NextGen Division for the three months ended December 31, 2014 increased by 13.8% to $74.6 million from $65.6 million for the same prior year period. NextGen Division maintenance revenue for the three months ended December 31, 2014 grew 8.3% to $38.3 million from $35.3 million for the same prior year period primarily as a result of net additional licenses from both new and existing clients. NextGen Division EDI revenue grew 15.7% to $17.6 million compared to $15.2 million in the same prior year period. The growth in NextGen EDI revenue has come from new clients and from further penetration of the division’s existing client base. Other services revenue for the NextGen Division, which consists primarily of third party annual software license renewals, consulting services, SaaS fees, hosting services, and other subscriptions, increased 24.6% to $18.7 million in the three months ended December 31, 2014 from $15.0 million in the same prior year period. Other services revenue benefited significantly from a $3.9 million increase in customer subscriptions.
For the three months ended December 31, 2014, RCM revenue for the RCM Services Division increased to $20.4 million compared to $16.2 million in the same prior year period. The growth in RCM revenue is primarily attributable to organic growth achieved through cross selling RCM services to existing NextGen Division clients as well as the addition of new clients. For the Hospital Solutions Division, maintenance, EDI and other services revenue for the three months ended December 31, 2014 increased 7.7% as compared to the same prior year period primarily due to a decline in sales returns related to maintenance revenue. QSI Dental Division maintenance, EDI and other services revenue for the three months ended December 31, 2014 and 2013 increased 2.6% compared to the same prior year period due mostly to growth of subscription revenues related to QDW.
We intend to continue promoting recurring maintenance, EDI and RCM services to both new and existing clients.
Cost of Revenue. Cost of revenue for the three months ended December 31, 2014 decreased to $54.4 million from $71.1 million in the same prior year period and the cost of revenue as a percentage of revenue decreased to 44.0% from 65.3%. The decrease in cost of revenue as a percentage of revenue is primarily due to the $20.1 million Hospital impairment charge recorded to cost of software revenue in the prior year period, which is partially offset by an increase in cost of revenue related to a change in the mix of revenues toward recurring services revenue, which have historically experienced a lower profit margin than system sales. For the three months ended December 31, 2014, recurring services revenue comprised 83.8% of consolidated revenue, as compared to 82.4% in the prior year period.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,
	2014	%	2013	%
QSI Dental Division
Revenue	$4,480	100.0%	$5,082	100.0%
Cost of revenue	2,114	47.2%	2,392	47.1%
Gross profit	$2,366	52.8%	$2,690	52.9%
NextGen Division
Revenue	$92,054	100.0%	$83,881	100.0%
Cost of revenue	30,678	33.3%	27,340	32.6%
Gross profit	$61,376	66.7%	$56,541	67.4%
Hospital Solutions Division
Revenue	$4,977	100.0%	$2,483	100.0%
Cost of revenue	2,954	59.4%	4,869	196.1%
Gross profit (loss)	$2,023	40.6%	$(2,386)	(96.1)%
RCM Services Division
Revenue	$21,913	100.0%	$17,408	100.0%
Cost of revenue	14,757	67.3%	12,130	69.7%
Gross profit	$7,156	32.7%	$5,278	30.3%
Unallocated cost of revenue	$3,857	N/A	$24,324	N/A
Consolidated
Revenue	$123,424	100.0%	$108,854	100.0%
Cost of revenue	54,360	44.0%	71,055	65.3%
Gross profit	$69,064	56.0%	$37,799	34.7%
Gross profit margin for the NextGen Division decreased for the three months ended December 31, 2014 compared to the same prior year period primarily due to a decrease in high-margin software sales. Gross profit margin for the RCM Services Division increased compared to the same prior year period primarily as a result of increased cash collections from customers for which revenues are being recognized on a cash collection basis and the related costs of revenue have been previously incurred. The gross profit (loss) margin for the Hospital Solutions Division in the three months ended December 31, 2014 benefited from higher system sales, resulting from lower software returns and related reserves in the current period, combined with a decline in cost of revenue due mostly to lower payroll and related benefits costs. The decrease in unallocated cost of revenue is primarily due to the $20.1 million Hospital impairment charge recorded in the prior year period.
The following table details the individual components of cost of revenue and gross profit (loss) as a percentage of total revenue on a consolidated and divisional basis for the three months ended December 31, 2014 and 2013:

	Software	Hardware and Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit (Loss)
Three Months Ended December 31, 2014
QSI Dental Division	0.0%	3.8%	26.5%	8.3%	8.6%	47.2%	52.8%
NextGen Division	1.3%	1.0%	13.2%	11.4%	6.4%	33.3%	66.7%
Hospital Solutions Division	0.0%	0.1%	49.5%	0.4%	9.4%	59.4%	40.6%
RCM Services Division	0.0%	0.0%	42.1%	0.8%	24.4%	67.3%	32.7%
Consolidated	4.1%	0.9%	20.2%	9.0%	9.8%	44.0%	56.0%
Three Months Ended December 31, 2013
QSI Dental Division	2.8%	5.5%	21.2%	13.6%	4.0%	47.1%	52.9%
NextGen Division	1.5%	1.2%	12.6%	10.5%	6.8%	32.6%	67.4%
Hospital Solutions Division	2.5%	13.2%	144.2%	0.8%	35.4%	196.1%	(96.1)%
RCM Services Division	0.0%	0.0%	46.0%	0.6%	23.1%	69.7%	30.3%
Consolidated	23.7%	1.4%	21.4%	8.9%	9.9%	65.3%	34.7%
During the three months ended December 31, 2014, hardware and third party software constituted a slightly lower portion of cost of revenue compared to the same prior year period. The number of clients who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of our clients.

Our payroll and benefits expense associated with delivering our products and services decreased to 20.2% of consolidated revenue in the three months ended December 31, 2014 compared to 21.4% during the same period last year. The absolute level of consolidated payroll and benefit expenses increased from $23.3 million in the three months ended December 31, 2013 to $25.0 million in the three months ended December 31, 2014. The increase is primarily due to a $1.5 million increase in payroll and benefits expenses within the NextGen Division due to increased headcount and higher bonus expense, a $1.2 million increase within the RCM Services Division, as RCM is a service business which inherently has higher payroll costs as a percentage of revenue, a $0.1 million increase within the QSI Dental Division, partially offset by a $1.1 million decrease within the Hospital Solutions Division due to lower headcount. The amount of share-based compensation expense included in cost of revenue was not significant for the three months ended December 31, 2014 and 2013.
Cost of software revenue decreased to 4.1% of total revenue during the three months ended December 31, 2014 as compared to 23.7% for the same period a year ago mainly as a result of the $20.1 million Hospital impairment charge recorded in the prior year period.
As a result of the foregoing events and activities, our gross profit percentage increased to 56.0% for the three months ended December 31, 2014 versus 34.7% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2014 increased 12.5% to $41.5 million as compared to $36.9 million for the prior year period. The increase in selling, general and administrative expenses consists primarily of:

•	$2.5 million net increase in salaries and benefits due to increased headcount and higher bonus expense;

•	$1.9 million increase in bad debt expense because the prior year period included a significant reduction to bad debt expense related to aggressive working capital management;

•	$0.9 million increase in legal expenses due mostly to increased costs for shareholder litigation defense; and

•	$0.6 million increase in acquisition related costs due mostly to post-acquisition fair value adjustments to contingent consideration related to Mirth; partially offset by

•	$1.3 million net decrease in other selling and administrative expenses.
Share-based compensation expense was approximately $0.8 million and $0.5 million for the three months ended December 31, 2014 and 2013, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 33.9% in the three months ended December 31, 2013 to 33.6% in the three months ended December 31, 2014.
Research and Development Costs. Research and development costs for the three months ended December 31, 2014 and 2013 were $18.5 million and $13.2 million, respectively. Research and development costs as a percentage of revenue increased to 15.0% in the three months ended December 31, 2014 from 12.1% for the prior year period. The increase in research and development expenses is primarily due to the reduction in the capitalization rate of software costs in the current period as well as the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new product development and other enhancements to our existing products. The decrease in software capitalization rate reflects a trend towards a more agile development approach that inherently shortens the time frame during which development costs may be capitalized.
Additions to capitalized software costs result in reductions to reported research and development costs. For the three months ended December 31, 2014 and 2013, our additions to capitalized software were $3.2 million and $3.6 million, respectively. The decrease in capitalized software is primarily due to the lower capitalization rates of software development costs mentioned above and the cessation of software development costs capitalization related to the Hospital Solutions Division's software products as a result of the prior year impairment charge. For the three months ended December 31, 2014 and 2013, total research and development expenditures including both amounts expensed and capitalized was $21.7 million and $16.8 million, respectively.
We intend to continue to invest heavily in research and development to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products and to develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community.
Share-based compensation expense included in research and development costs was not significant for the three months ended December 31, 2014 and 2013.
Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets decreased to $0.9 million for the three months ended December 31, 2014 from $1.2 million from the prior year period.
Provision for (Benefit of) Income Taxes. The provision for (benefit of) income taxes for the three months ended December 31, 2014 and 2013 was $1.5 million and $(6.6) million, respectively. The effective tax rates were 17.9% and 34.4% for the three months ended December 31, 2014 and 2013, respectively. The effective rate for the three months ended December 31, 2014 decreased as compared to the same prior year period primarily due to favorable discrete items included in the current period related to the enactment of the federal research and development tax credit statute, which had expired on December 31, 2013 and on December 19, 2014 was retroactively extended through December 31, 2014. The non-deductible portion of the Hospital impairment charge in the prior year also resulted in an incremental decrease in the effective tax rate for the three months ended December 31, 2014.

Comparison of the Nine Months Ended December 31, 2014 and December 31, 2013

Net Income. Our net income for the nine months ended December 31, 2014 was $16.6 million, or $0.28 and $0.27 per share, on a basic and fully diluted basis, respectively. In comparison, we earned $10.5 million, or $0.18 and $0.17 per share, on a basic and fully diluted basis, respectively, for the nine months ended December 31, 2013. The change in net income for the nine months ended December 31, 2014 was primarily attributed to the following:

•	the prior year period included a $26.0 million impairment charge related to our Hospital Solutions Division while the current period does not include any such impairment charge

•
revenue and gross profit benefited from an increase of $35.2 million, or 13.3%, in consolidated recurring services revenue including maintenance, RCM, EDI, and other revenue. Other revenue benefited from a $12.8 million, or 69.7%, increase in subscription revenue. Gross profit related to recurring services revenue grew $35.2 million, or 13.3%, as a result of revenue growth.

•
this was partially offset by a 4.3% decline in consolidated system sales revenue related to a number of factors, including higher adoption rates by large physician groups resulting in a lower number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension of the deadline to adopt stage two meaningful use requirements. The decline in consolidated system sales was partially offset by the impact of fewer sales credits and a reduction in reserves for sales returns in the Hospital Solutions division, which contributed to an increase in software revenue of $5.1 million as compared to the prior year period

•
a $24.8 million, or 16.9%, increase in total operating expenses compared to the same prior year period. This increase is primarily due to a 95.4% increase in research and development expenses in the current period primarily due to higher gross expenditures in conjunction with lower capitalization rates of software development costs.

•	an increase of $1.4 million in the provision for income taxes, primarily a result of the increased net income.
Revenue. Revenue for the nine months ended December 31, 2014 increased 9.8% to $361.8 million from $329.5 million for the nine months ended December 31, 2013. NextGen Division revenue increased 10.7% to $276.9 million from $250.1 million in the nine months ended December 31, 2013, QSI Dental Division revenue decreased 11.6% to $13.4 million from $15.1 million, RCM Services Division revenue increased 13.0% to $58.2 million from $51.5 million, and Hospital Solutions Division revenue increased 5.0% to $13.3 million from $12.7 million in the same prior year period.
System Sales. Revenue from consolidated system sales for the nine months ended December 31, 2014 decreased 4.3% to $62.3 million from $65.1 million in the same prior year period.
The following table breaks down our reported system sales into software, hardware and third-party software, and implementation and training services components on a consolidated and divisional basis for the nine months ended December 31, 2014 and 2013 (in thousands):

	Software	Hardware and Third Party Software	Implementation and Training Services	Total System Sales
Nine Months Ended December 31, 2014
QSI Dental Division	$441	$878	$679	$1,998
NextGen Division	38,667	3,044	14,483	56,194
Hospital Solutions Division	2,549	(572)	1,680	3,657
RCM Services Division	301	4	122	427
Consolidated	$41,958	$3,354	$16,964	$62,276
Nine Months Ended December 31, 2013
QSI Dental Division	$1,641	$984	$990	$3,615
NextGen Division	41,275	3,514	13,780	58,569
Hospital Solutions Division	(2,530)	470	4,660	2,600
RCM Services Division	294	—	—	294
Consolidated	$40,680	$4,968	$19,430	$65,078
The decrease in system sales was driven primarily by lower sales of software, hardware, and third party software to both new and existing clients for the NextGen Division and QSI Dental Division. NextGen Division sales in this category decreased 4.1%, or $2.4 million, to $56.2 million during the nine months ended December 31, 2014 from $58.6 million during the same prior year period while the QSI Dental Division experienced a 44.7%, or $1.6 million, decrease in category revenue to $2.0 million in the nine months ended December 31, 2014 as compared to $3.6 million in the same prior year period.
NextGen Division software license revenue decreased 6.3% in the nine months ended December 31, 2014 versus the same period last year. The Division’s software revenue accounted for 68.8% of divisional system sales revenue during the nine months ended December 31, 2014 compared to 70.5% during the same period a year ago resulting from lower sales to both new and existing customers. Software license revenue continues to be an area of primary emphasis for the NextGen Division. Implementation and training revenue related to system sales at the NextGen Division increased 5.1% in the nine months ended December 31, 2014 compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of client implementations, the availability of qualified staff and the mix of services being rendered.
Software license revenue for the QSI Dental Division decreased 73.1% in the nine months ended December 31, 2014 versus the same period last year because the division's current software solution, QDW, is being sold primarily as a SaaS solution for which revenue is recognized over an extended period of time as other services revenue rather than upfront as software revenue.
Total system sales for the Hospital Solutions Division increased 40.6%, or $1.1 million, to $3.7 million in the nine months ended December 31, 2014 as compared to $2.6 million in the same prior year period. The increase in divisional category revenue is primarily due to lower software sales credits and related reserves, resulting in a $5.1 million increase in Hospital Solutions software sales in the nine months ended December 31, 2014 versus the same period last year. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 63.9%, in the nine months ended December 31, 2014 as compared to the same prior year period due to the recent decline in new software sales.
During the nine months ended December 31, 2014, 5.4% of consolidated system sales revenue was represented by hardware and third party software compared to 7.6% during the same period a year ago. The number of clients who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of clients. The inclusion of hardware and third party software in our sales arrangements is typically at the request of our clients.
Maintenance, EDI, RCM and Other Services. For the nine months ended December 31, 2014, our consolidated revenue from maintenance, EDI, RCM and other services grew 13.3% to $299.6 million from $264.4 million in the same prior year period. The increase is due to an increase across all categories of recurring service revenue.
The following table details maintenance, EDI, RCM and other services revenue by category on a consolidated and divisional basis for the nine months ended December 31, 2014 and 2013 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Nine Months Ended December 31, 2014
QSI Dental Division	$6,209	$3,723	$—	$1,449	$11,381
NextGen Division	112,013	51,863	—	56,844	220,720
Hospital Solutions Division	7,332	94	—	2,235	9,661
RCM Services Division	431	596	54,517	2,255	57,799
Consolidated	$125,985	$56,276	$54,517	$62,783	$299,561
Nine Months Ended December 31, 2013
QSI Dental Division	$6,275	$4,104	$—	$1,143	$11,522
NextGen Division	104,264	45,591	—	41,693	191,548
Hospital Solutions Division	7,634	112	—	2,337	10,083
RCM Services Division	511	67	47,660	2,995	51,233
Consolidated	$118,684	$49,874	$47,660	$48,168	$264,386
Total category revenue for the NextGen Division for the nine months ended December 31, 2014 increased by 15.2% to $220.7 million from
$191.5 million for the same prior year period. NextGen Division maintenance revenue for the three months ended December 31, 2014 grew 7.4% to $112.0 million from $104.3 million for the same prior year period primarily as a result of net additional licenses from both new and existing clients and the addition of maintenance revenue from Mirth, which was acquired on September 9, 2013. NextGen Division EDI revenue grew 13.8% to $51.9 million compared to $45.6 million in the same prior year period. The growth in NextGen EDI revenue has come from new clients and from further penetration of the division’s existing client base. Other services revenue for the NextGen Division, which consists primarily of third party annual software license renewals, consulting services, SaaS fees, hosting services, and other subscriptions, increased 36.3% to $56.8 million in the nine months ended December 31, 2014 from $41.7 million in the same prior year period. Other services revenue benefited significantly from a $12.4 million increase in customer subscriptions, including Mirth subscriptions.
For the nine months ended December 31, 2014, RCM revenue for the RCM Services Division grew $6.9 million, or 14.4%, to $54.5 million compared to $47.7 million in the same prior year period. The growth in RCM revenue is primarily attributable to organic growth achieved through cross selling RCM services to existing NextGen Division clients, as well as the addition of new clients. For the Hospital Solutions Division, maintenance, EDI and other services revenue for the nine months ended December 31, 2014 decreased 4.2% as compared to the same prior year period primarily due to a decrease in maintenance revenue resulting from a decline in the amount of maintenance services provided to existing customers, partially offset by a decline in sales returns related to maintenance revenue. QSI Dental Division maintenance, EDI and other services revenue for the nine months ended December 31, 2014 and 2013 remained fairly consistent at $11.4 million and $11.5 million, respectively.
Cost of Revenue. Cost of revenue for the nine months ended December 31, 2014 increased 0.3% to $167.3 million from $166.8 million in the same prior year period and the cost of revenue as a percentage of revenue decreased to 46.2% from 50.6%. The decrease in cost of revenue as a percentage of revenue is primarily due to the $20.1 million Hospital impairment charge recorded to cost of software revenue in the prior year period, which is partially offset by an increase in cost of revenue related to a change in the mix of revenues toward recurring services revenue, which have historically experienced a lower profit margin than system sales. For the nine months ended December 31, 2014, recurring services revenue comprised 82.8% of consolidated revenue, as compared to 80.2% in the prior year period.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the nine months ended December 31, 2014 and 2013 (in thousands):

	Nine Months Ended December 31,
	2014	%	2013	%
QSI Dental Division
Revenue	$13,379	100.0%	$15,137	100.0%
Cost of revenue	6,818	51.0%	6,924	45.7%
Gross profit	$6,561	49.0%	$8,213	54.3%
NextGen Division
Revenue	$276,914	100.0%	$250,117	100.0%
Cost of revenue	95,459	34.5%	81,082	32.4%
Gross profit	$181,455	65.5%	$169,035	67.6%
Hospital Solutions Division
Revenue	$13,318	100.0%	$12,683	100.0%
Cost of revenue	10,723	80.5%	12,713	100.2%
Gross profit (loss)	$2,595	19.5%	$(30)	(0.2)%
RCM Services Division
Revenue	$58,226	100.0%	$51,527	100.0%
Cost of revenue	41,633	71.5%	35,422	68.7%
Gross profit	$16,593	28.5%	$16,105	31.3%
Unallocated cost of revenue	$12,690	N/A	$30,668	N/A
Consolidated
Revenue	$361,837	100.0%	$329,464	100.0%
Cost of revenue	167,323	46.2%	166,809	50.6%
Gross profit	$194,514	53.8%	$162,655	49.4%
Gross profit margins for the QSI Dental Division and NextGen Division decreased for the nine months ended December 31, 2014 compared to the same prior year period primarily due to decreases in total divisional system sales. Gross profit margin for the RCM Services Division decreased primarily as a result of higher salaries and benefits included in cost of revenue for the nine months ended December 31, 2014 as compared to the same prior year period. The gross profit (loss) margin for the Hospital Solutions Division in the nine months ended December 31, 2014 benefited from an increase in high-margin software sales resulting from lower returns and related reserves in the current period, combined with a decline in cost of revenue due to lower payroll and related benefits costs and the cessation of capitalized software cost amortization subsequent to the Hospital impairment. The decrease in unallocated cost of revenue is primarily due to the $20.1 million Hospital impairment charge recorded in the prior year period.
The following table details the individual components of cost of revenue and gross profit (loss) as a percentage of total revenue on a consolidated and divisional basis for the nine months ended December 31, 2014 and 2013:

	Software	Hardware and Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit (Loss)
Nine Months Ended December 31, 2014
QSI Dental Division	0.0%	4.8%	30.3%	7.9%	8.0%	51.0%	49.0%
NextGen Division	1.3%	0.8%	12.6%	11.5%	8.3%	34.5%	65.5%
Hospital Solutions Division	0.0%	0.1%	64.4%	0.4%	15.6%	80.5%	19.5%
RCM Services Division	0.0%	0.0%	46.4%	0.9%	24.2%	71.5%	28.5%
Consolidated	4.5%	0.8%	20.6%	9.2%	11.1%	46.2%	53.8%
Nine Months Ended December 31, 2013
QSI Dental Division	2.7%	4.9%	20.8%	13.5%	3.8%	45.7%	54.3%
NextGen Division	0.5%	1.3%	12.4%	11.0%	7.2%	32.4%	67.6%
Hospital Solutions Division	2.9%	3.6%	68.5%	0.5%	24.7%	100.2%	(0.2)%
RCM Services Division	0.0%	0.0%	44.7%	0.7%	23.3%	68.7%	31.3%
Consolidated	9.9%	1.3%	20.0%	9.1%	10.3%	50.6%	49.4%

During the nine months ended December 31, 2014, hardware and third party software constituted a lower portion of cost of revenue compared to the same prior year period. The number of clients who purchase hardware and third-party software and the dollar amount of hardware and third-party software purchased fluctuates each quarter depending on the needs of our clients.
Gross margin for the Hospital Solutions Division increased to 19.5% for the nine months ended December 31, 2014 as compared to (0.2)% for the same prior year period. This is primarily a result of an increase in high-margin software sales resulting from lower returns and related reserves in the current period.
Our payroll and benefits expense associated with delivering our products and services increased slightly to 20.6% of consolidated revenue in the nine months ended December 31, 2014 compared to 20.0% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $65.8 million in the nine months ended December 31, 2013 to $74.6 million in the nine months ended December 31, 2014. The increase is primarily due to a $4.1 million increase in payroll and benefits expenses within the NextGen Division, resulting from increased headcount compared to the prior year period, partially due to the inclusion of Mirth, a $4.0 million increase within the RCM Services Division, as RCM is a service business which inherently has higher payroll costs as a percentage of revenue, a $0.9 million increase within the QSI Dental Division, and a $0.1 million decrease within the Hospital Solutions Division. The amount of share-based compensation expense included in cost of revenue was not significant for nine months ended December 31, 2014 and 2013.
Other cost of revenue, which primarily consists of third party annual licenses, hosting costs and outsourcing costs, increased to 11.1% of total revenue during the nine months ended December 31, 2014 as compared to 10.3% for the same period a year ago. The increase is due to a change in mix of other services revenue sold as compared to the prior year period.
Cost of software revenue decreased to 4.5% of total revenue during the nine months ended December 31, 2014 as compared to 9.9% for the same period a year ago mainly as a result of the $20.1 million Hospital impairment charge recorded in the prior year period
As a result of the foregoing events and activities, our gross profit percentage increased to 53.8% for the nine months ended December 31, 2014 versus 49.4% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2014 increased 5.7% to $116.9 million as compared to $110.5 million for the prior year period. The increase in these expenses is partially due to the inclusion of expenses for Mirth, acquired on September 9, 2013, in the results for the nine months ended December 31, 2014. The increase in selling, general and administrative expenses, including the impact of Mirth, consists primarily of:

•	$7.8 million net increase in salaries and benefits due to increased headcount and higher bonus expense;

•	$1.9 million increase in acquisition costs due mostly to post-acquisition fair value adjustments to contingent consideration related to Mirth; and

•	$1.3 million increase in advertising costs as a result of our increased focus on heightened brand awareness plus added utilization of online advertising and media placement; partially offset by

•	$1.6 million decrease in sales commission due to a decline in new system sales;

•	$2.8 million decrease in bad debt expense as a result of improved collections from greater emphasis on working capital management; and

•	$0.2 million net decrease in other selling and administrative expenses.
Share-based compensation expense was approximately $2.1 million and $1.3 million for the nine months ended December 31, 2014 and 2013, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 33.6% in the nine months ended December 31, 2013 to 32.3% in the nine months ended December 31, 2014.
Research and Development Costs. Research and development costs for the nine months ended December 31, 2014 and 2013 were $51.6 million and $26.4 million, respectively. Research and development costs as a percentage of revenue increased to 14.3% in the nine months ended December 31, 2014 from 8.0% for the prior year period. The increase in research and development expenses is primarily due to the reduction in the capitalization rate of software costs in the current period, the acquisition of Mirth, as well as the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new product development and other enhancements to our existing products. The decrease in software capitalization rate reflects a trend towards a more agile development approach that inherently shortens the time frame during which development costs may be capitalized.
Additions to capitalized software costs result in reductions to reported research and development costs. For the nine months ended December 31, 2014 and 2013, our additions to capitalized software were $9.5 million and $18.9 million, respectively. The decrease in capitalized software is primarily due to the lower capitalization rates of software development costs mentioned above and the cessation of software development costs capitalization related to the Hospital Solutions Division's software products as a result of the prior year impairment charge. For the nine months ended December 31, 2014 and 2013, total research and development expenditures including both amounts expensed and capitalized was $61.1 million and $45.3 million, respectively.
Share-based compensation expense included in research and development costs was not significant for the nine months ended December 31, 2014 and 2013.
Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets decreased to $2.8 million for the nine months ended December 31, 2014 from $3.7 million in the same prior year period due mostly to the cessation of amortization of acquired intangible assets related to the Hospital Solutions Division as a result of the prior year impairment charge.

Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2014 and 2013 was $6.7 million and $5.2 million, respectively. The effective tax rate was 28.6% and 33.4% for the nine months ended December 31, 2014 and 2013, respectively. The effective rate for the nine months ended December 31, 2014 decreased as compared to the same prior year period primarily due to an increase in benefit from the federal research and development tax credit partially offset by a decrease in benefit from the qualified production activities deduction. The federal research and development tax credit statute, which had expired on December 31, 2013, was retroactively extended through December 31, 2014 on December 19, 2014. The non-deductible portion of the Hospital impairment charge in the prior year also resulted in an incremental decrease in the effective tax rate for the nine months ended December 31, 2014.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the nine months ended December 31, 2014 and 2013 (in thousands):

	Nine Months Ended December 31,
	2014	2013
Cash and cash equivalents and marketable securities	$124,822	$93,989
Net increase (decrease) in cash and cash equivalents and marketable securities	$11,021	$(24,022)
Net income	$16,589	$10,479
Net cash provided by operating activities	$58,706	$71,571
Number of days of sales outstanding (1)	78	106
_________________________
(1) Days sales outstanding is equal to accounts receivable divided by average daily revenue.
Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income.
The following table summarizes our consolidated statements of cash flows for the nine months ended December 31, 2014 and 2013 (in thousands):

	Nine Months Ended December 31,
	2014	2013
Net income	$16,589	$10,479
Non-cash expenses	26,577	52,634
Cash from net income (as adjusted)	43,166	63,113
Change in accounts receivable	8,779	23,451
Change in other assets and liabilities	6,761	(14,993)
Net cash provided by operating activities	$58,706	$71,571
Net cash provided by operating activities for the nine months ended December 31, 2014 and 2013 was approximately $58.7 million and $71.6 million, respectively. Net income increased by $6.1 million for the nine months ended December 31, 2014 and non-cash expenses decreased by $26.0 million primarily due to the $26.0 million Hospital impairment charge recorded in the prior year period. A decline of $14.7 million in cash flows is attributable to the substantial reduction in accounts receivable in the same prior year period due to aggressive working capital management; offset by higher cash flows from changes in other assets and liabilities of $21.8 million, which mostly relates to changes in income taxes receivable, accounts payable, other liabilities and deferred revenue.
The Company continues to place strong emphasis on working capital management and collections as reflected by a reduction of days sales outstanding (“DSO”) in comparison to the prior year period. Specifically, during the nine months ended December 31, 2014, DSO decreased by 9 days to 78 days. In comparison, DSO decreased by 16 days to 106 days during the same prior year period. Based on our results for the nine months ended December 31, 2014, we anticipate being able to continue generating sufficient cash from operations for the remainder of fiscal year 2015.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended December 31, 2014 and 2013 was approximately $15.6 million and $62.5 million, respectively. The $46.9 million decrease in net cash used in investing activities is primarily due to $35.0 million of cash paid for the acquisition of Mirth in the prior year period, a $9.4 million decrease in additions to capitalized software costs, a $3.1 million decrease in purchases of marketable securities, partially offset by a $2.6 million decrease in proceeds from the sales and maturities of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended December 31, 2014 and 2013 was $32.6 million and $33.0 million, respectively. During the nine months ended December 31, 2014, we paid $32.1 million in dividends to shareholders and $0.7 million in contingent consideration related to acquisitions, which was partially offset by proceeds of $0.2 million from the issuance of shares under the employee share purchase plan. In comparison, during the same prior year period, we paid $31.5 million in dividends to shareholders and $3.7 million in contingent consideration related to acquisitions, which was partially offset by proceeds of $2.2 million from the exercise of stock options.
Cash and Cash Equivalents and Marketable Securities

At December 31, 2014, we had combined cash and cash equivalents and marketable securities of $124.8 million, reflecting an increase of $11.0 million from the comparable balance as of March 31, 2014. This increase principally reflects the contribution to cash from net income and the continued decrease in DSO from an emphasis on working capital management in the current year.
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
Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds, Certificates of Deposit and short term Municipal Bonds with average maturities of 365 days or less at the time of purchase. Our Board of Directors continues to review alternate uses for our cash including, but not limited to, payment of a special dividend, initiation of a stock buyback program, an expansion of our investment policy and other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.
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
On January 21, 2015, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of March 13, 2015 with an expected distribution date on or about April 3, 2015.
Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 28, 2014	June 13, 2014	July 3, 2014	$0.175
July 23, 2014	September 12, 2014	October 3, 2014	0.175
October 22, 2014	December 12, 2014	January 2, 2015	0.175
Fiscal year 2015			$0.525
May 22, 2013	June 14, 2013	July 5, 2013	$0.175
July 24, 2013	September 13, 2013	October 4, 2013	0.175
October 23, 2013	December 13, 2013	January 3, 2014	0.175
January 22, 2014	March 14, 2014	April 4, 2014	0.175
Fiscal year 2014			$0.70

Management believes that its cash, cash equivalents and marketable securities on hand at December 31, 2014, together with its cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements, as well as any dividends to be paid in the ordinary course of business, for the next twelve months. Our Board of Directors will continue to evaluate the strategic use of our cash towards payment of dividends in light of both working capital and capital expenditure requirements.
Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2014 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2015 (remaining three months)	2016	2017	2018	2019	2020 and beyond
Operating lease obligations	$43,944	$2,040	$7,324	$7,069	$7,082	$4,034	$16,395
Contingent consideration and other acquisition related liabilities (excluding share-based payments)	$625		$313	$312	—	—	—
Total	$44,569	$2,040	$7,637	$7,381	$7,082	$4,034	$16,395
The deferred compensation liability as of December 31, 2014 was $5,477, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

The uncertain tax position liability as of December 31, 2014 was $777, which is not included in the table above as the timing of expected payments is not determinable.
In addition, future minimum lease payments of approximately $6.2 million relating to the lease amendment of our St. Louis location, subsequently executed in January 2015, are not reflected in the table above.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of December 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2014, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Hussein Litigation
On October 7, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of the Company.  The Company filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance.  The amended complaint seeks actual damages, exemplary and punitive damages and costs. The Company filed a demurrer to the amended complaint. On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, the Company filed an answer and cross complaint.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of the Company other than the defendants against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California, by a shareholder of the Company. After the court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption "Hussein Litigation," generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. The Company filed a motion to dismiss the amended complaint on June 20, 2014, which the court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015.
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above related to the “complaints filed by Mr. Hussein” and the Deerfield Beach Police Pension Fund and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation pending Plaintiffs' decision regarding possible appeal in the Federal Securities Class Action.
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

QUALITY SYSTEMS, INC.
Date:	January 22, 2015	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

Date:	January 22, 2015	By:	/s/ Paul A. Holt
Paul A. Holt
Chief Financial Officer (Principal Accounting Officer)