Form 10-K
period 2015-03-31
QUALITY SYSTEMS, INC
filed 2015-05-26
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2014: $687,675,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $13.77 per share).*
The Registrant has no non-voting common equity.
The number of outstanding shares of the Registrant’s common stock as of May 19, 2015 was 60,302,693 shares.

*     For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2015 annual meeting of shareholders are incorporated by reference into Part III.

QUALITY SYSTEMS, INC.

2015 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS
Company Overview
Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions (each, a "Division") which are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Hospital Solutions Division and (iv) the RCM Services Division. We also have a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”). We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), accountable care organizations, ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add-on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our customers with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing our proprietary software in combination with third party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations. Our scalable interoperability and population health offerings help to improve care collaboration, quality and safety. Enabled by our interoperability and enterprise analytics solutions, data-driven patient population healthcare management decisions can assist in creating more desirable operational, clinical, and financial outcomes that substantiate the value of patient-centered and accountable care models.
Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 700, Irvine, California, 92612. We operate on a fiscal year ending on March 31.
Our Company was founded with an early focus on providing information systems to dental group practices. This focus area would later become the QSI Dental Division. In the mid-1980s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the ambulatory market. In the mid-1990s, we made two acquisitions that accelerated our penetration of the ambulatory market and formed the basis for the NextGen Division. In the last few years, we acquired several companies, including Sphere Health Systems, Inc. ("Sphere"), Opus Healthcare Solutions, LLC ("Opus"), IntraNexus, Inc. ("IntraNexus"), CQI Solutions, Inc. ("CQI"), ViaTrack Systems, LLC ("ViaTrack"), Matrix Management Solutions, LLC (“Matrix”), and The Poseidon Group ("Poseidon"), as part of our strategy to enhance our EDI and RCM services capabilities as well as expand into the small and specialty hospital market. More recently we acquired Mirth Corporation ("Mirth") and Gennius, Inc. ("Gennius"), both of which operate under the NextGen Division. Mirth enhances our current enterprise interoperability initiatives and broadens our accountable and collaborative care, population health, disease management and clinical data exchange offerings. Gennius is expected to enhance our current enterprise healthcare data analytics competencies while broadening business intelligence capabilities for addressing new value-based care requirements. Today, we serve the dental, ambulatory, hospital and RCM services markets through each of our four business Divisions.
A growing number of customers are simultaneously utilizing software or services from more than one of our Divisions. In an effort to further enhance our ability to cross sell products and services between Divisions, we are in the process of further integrating our ambulatory and hospital products to provide a more robust and comprehensive platform to offer our customers. To achieve greater efficiency and integration within in our operations, we have consolidated our divisional sales, marketing, information services, and software development responsibilities into single company-wide roles. The Divisions also share the resources of our “corporate office,” which includes a variety of accounting and other administrative functions. We continue to evaluate the organizational structure of the Company with the objective of achieving greater synergies and further integration of our products and services, including software implementation and customer support functions.
The QSI Dental Division, NextGen Division and Hospital Solutions Division develop and market software that is designed to automate and streamline a number of the administrative functions required for operating a medical, dental, or hospital practice, such as patient scheduling and billing. Since practice management software systems have already been implemented by the vast majority of both the medical and dental practices, we actively compete in a replacement market by leveraging the benefits of our interoperable electronic health records software. With the addition of Gennius and Mirth, our combined solutions enrich the already strong collaborative, connected care support and set the stage for data synchronization and enterprise analytics , interoperability growth, and expansion of our current accountable and collaborative care, population health, disease management and clinical data exchange offering. These Divisions also develop and market software that automates patient records in physician practices, community health centers and hospital settings. In this patient records area of our business, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems. The Hospital Solutions Division develops and markets financial management and billing software products, which perform administrative functions required for operating small and specialty hospitals as well as clinical offerings such as multi-disciplinary clinical documentation and computerized physician order entry. The RCM Services Division provides technology solutions and outsourcing services to cover the full spectrum of healthcare providers' RCM needs, with a primary focus on outsourced billing and collection services.
QSIH, located in Bangalore, India, functions as our India-based captive entity to offshore technology application development and business processing services. Our employee base in Bangalore has grown to nearly 400 employees with a primary focus on software development activities.
We continue to pursue product and service enhancement initiatives within each of our Divisions. The majority of such expenditures are currently targeted to the product lines and customer base of the NextGen Division.
The following table breaks down our reported segment revenue and segment revenue growth (decline) by Division for the fiscal years ended March 31, 2015, 2014 and 2013:

	Segment Revenue Breakdown Fiscal Year Ended March 31,			Segment Revenue Growth (Decline) Fiscal Year Ended March 31,
	2015	2014	2013	2015	2014	2013
QSI Dental Division	3.8%	4.5%	4.3%	(7.0)%	(0.8)%	2.0%
NextGen Division	76.2%	76.7%	74.9%	9.6%	(0.9)%	5.8%
Hospital Solutions Division	3.7%	3.5%	6.8%	15.3%	(50.3)%	(8.9)%
RCM Services Division	16.3%	15.3%	14.0%	17.5%	5.6%	28.2%
Consolidated	100.0%	100.0%	100.0%	10.2%	(3.4)%	7.1%
QSI Dental Division. The QSI Dental Division, co-located with our corporate headquarters in Irvine, California, focuses on developing, marketing and supporting software suites sold to dental group organizations located throughout the United States. The QSI Dental Division sells additional licenses to its legacy products as existing customers expand their operations and also sells its practice management and clinical software solutions to new and existing customers primarily as a cloud-based Software as a Service ("SaaS") model, known as QSIDental Web ("QDW"). QDW is marketed primarily to multi-location dental group practices in which the QSI Dental Division has historically been a dominant player. When sold under a SaaS model, QDW offers a lower cost of ownership as it is a cloud-based solution that provides users with access to vital data from any web-enabled device. Further, QSI Dental sells its electronic dental charting software in conjunction with NextGen® PM ("Practice Management") and NextGen® EHR ("Electronic Health Record"), which is marketed as NextGen® EDR (“Electronic Dental Record”), to federally qualified health centers (“FQHC”) and other safety-net clinics, as further defined below.
The QSI Dental Division participates jointly with the NextGen Division in providing software and services to safety-net clinics like FQHCs and other safety-net health centers, including public health centers, community health centers, free clinics, as well as rural and tribal health centers. FQHCs and other safety-net clinics are community-based organizations that are funded by the federal government, which provide medical and dental services to underprivileged and underserved communities. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, reserved $11 billion over a multi-year period for FQHCs, creating unprecedented opportunities for FQHCs growth and the formation of new FQHCs. When combined and used in tandem, NextGen® EDR, NextGen® EHR and NextGen® PM is capable of providing an integrated patient record, which is a unique product in this marketplace that is accessible by both physicians and dentists. In May 2013, NextGen® EDR version 4.3, together with NextGen® EHR version 5.8, was ONC-ATCB certified by the Certification Commission for Health Information ("CCHIT®") as a complete EHR and demonstrated compliance with all clinical quality measures for eligible providers.
The QSI Dental Division's legacy practice management software suite, known as Clinical Product Suite (“CPS”), uses a UNIX® operating system and can be fully integrated with the customer server-based practice management software offered by each of our Divisions. When integrated and delivered with the NextGen® PM solution, CPS is re-branded as NextGen® EDR and incorporates a wide range of clinical tools including, but not limited to, periodontal charting, digital imaging and X-ray, and inter-oral camera images, that are integrated as part of the electronic patient record. The QSI Dental Division also develops, markets, and provides EDI services to dental practices, including electronic submission of claims to insurance providers as well as automated patient statements.
NextGen Division. The NextGen Division, with headquarters in Horsham, Pennsylvania and significant locations in Atlanta, Georgia and Costa Mesa, California, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations. The NextGen Division's major product categories include the NextGen® ambulatory product suite and interoperability solutions.
The NextGen® ambulatory product suite features an integrated and interoperable solution that streamlines the business of running a practice as well as patient care with standardized, real-time clinical and administrative workflows within a physician’s practice. Major ambulatory product lines include NextGen® EHR, NextGen® PM, NextGen® Population Health (including NextGen® Care), NextGen® Analytics, NextGen® Patient Portal (“NextMD.com”), NextGen® Documentation Management, NextGen® ePrescribing, NextGen® Mobile, and NextPen. The interoperability solutions consist of NextGen® EHR Connect, NextGen® Health Information Exchange (“HIE”), and NextGen® Share. The NextGen Division also offers hosting services, NextGuard data protection services, professional consulting services, such as strategic governance models and operational transformation, technical consulting services, such as data conversions or interface development, and physician consulting services. The NextGen Division products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment. The NextGen Division also provides EDI services, which include electronic submission of claims to insurance providers as well as automated patient statements.
On September 9, 2013, we acquired Mirth, a global leader in health information technology that helps customers achieve interoperability. Operating results associated with Mirth products and services are included in the NextGen Division. The acquisition of Mirth enhances our current enterprise interoperability initiatives and broadens our accountable and collaborative care, population health, disease management and clinical data exchange offerings. Mirth offers a wide variety of products and services utilized by both users of Mirth open code technology as well as a large base of domestic and international paying customers. Product offerings available from Mirth include Mirth Connect, Mirth Results, Mirth Match, Mirth Mail, Mirth Appliance, and Mirth Care Enterprise. As a direct result of the Mirth acquisition, we introduced NextGen® Share to our customer base in November 2013. As our first offering that integrates technologies from both NextGen Healthcare and Mirth, NextGen® Share provides the ability to securely and easily share patient charts and other data with other practices using NextGen Internet based software.
On March 11, 2015, we acquired Gennius, a leading provider of healthcare data analytics. Gennius's operations are managed under the NextGen Division. The acquisition of Gennius is expected to enhance our current enterprise analytics competencies while broadening business intelligence capabilities for addressing new value-based care requirements.
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
The Hospital Solutions product is a single-source, interoperable suite that helps rural, critical access hospitals improve care, operations, and financial results across both inpatient and ambulatory settings, which provides a robust connected suite of clinical, financial, enterprise scheduling, surgery management, emergency, lab, pharmacy, HIE, EDI, and Patient Portal solutions that work together for improved patient and financial outcomes. Products include NextGen® Inpatient Clinicals, NextGen® Inpatient Financials, NextGen® Emergency Department, NextGen® Hospital Scheduling, NextGen® Surgical Management, and NextGen® Lab.
RCM Services Division. The RCM Services Division, with locations in St. Louis, Missouri, North Canton, Ohio, South Jordan, Utah and Hunt Valley, Maryland, provides technology solutions and consulting services to cover the full spectrum of healthcare providers' RCM needs, from patient access through claims denials, with a primary focus on billing and collection services in order to optimize customers' revenue cycle results, improve cash flow, and decrease accounts receivable days. The RCM Services Division combines a Web-delivered SaaS model and the NextGen® PM software platform to execute its service offerings, which include billing and collections, claims submissions and reconciliation, coding services, electronic remittance and payment posting, accounts receivable management, patient customer service, advance analytics, charge entry and capture, enrollment credentialing, and software setup, hosting, and support.

Industry Background
The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more heavily influenced by U.S.-based regulatory and national health projects than by the cycles of our economy. The impact of the current economic conditions on our existing and prospective customers has been mixed. Various factors have had, and are anticipated to continue to have, a meaningful impact on the U.S. healthcare industry. Particularly, the healthcare industry has been significantly impacted by the Obama Administration's broad healthcare reform efforts, including the Health Information Technology for Economic and Clinical Health ("HITECH") portion of the American Recovery and Reinvestment Act ("ARRA") and the Patient Protection and Affordable Care Act ("PPACA") that provides significant incentives to health care organizations for "Meaningful Use" adoption of interoperable EHR solutions, the mandate requiring individuals to obtain insurance, the individual state responses to the government-requested Medicaid expansion, the creation and operation of insurance exchanges, and the increasing focus of private businesses on moving their employee health benefit offerings to a more wellness-based health platform.
In April 2015, the Obama Administration passed the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA"), which repeals the sustainable growth rate (SGR) formula that is currently used to control spending by Medicare on physician services. The MACRA is the result of ongoing quality initiative efforts to transition healthcare services to a value-based, pay-for-performance model rather than a fee-for-service model to incentivize physicians to participate in alternative payment and collaborative care models, such as accountable care organizations.
Further, the Centers for Medicare and Medicaid Services ("CMS") had mandated that all providers, payers, clearinghouses and billing services implement the use of new patient codes for medical coding, referred to as ICD-10 codes, on or before October 1, 2015. The new coding standards require our customers to implement the newest release of our core software products that support the new ICD-10 billing requirements.
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

Our Strategy
While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of EHR systems, the market for physician based EHR software is becoming increasingly saturated while physician group practices are rapidly being consolidated by hospital, insurance payers and other entities. Hospital software providers are leveraging their position with their hospital customers to gain market share with hospital owned physician practices. Insurance providers and large physician groups are also consolidating physician offices creating additional opportunity for ambulatory software providers like us. Our strategy is to focus on addressing the growing needs of accountable care organizations around interoperability, patient engagements, population health and collaborative care management, and data analytics.
Our acquisition of Mirth in September 2013 provides expanded capabilities around the HIE market, population health management, and data analytics, which we believe will be pivotal in our continual enhancement of our existing products as well as the development of new product and service offerings for accountable care organizations. Our acquisition of Gennius in March 2015 is expected to enhance our current enterprise analytics competencies while broadening our business intelligence capabilities for addressing new value-based care requirements. We expect our integrated, analytics-based solutions to provide healthcare providers with an in-depth, data-driven approach to care and further strengthen our ability to assist our customers in successfully meeting their financial goals and deliver on their population health and coordinated care initiatives. Our ability to offer customers patient risk analysis, stratification, and predictive modeling tools for population health and collaborative care management enables providers with the capability to identify high risk patients for making better informed clinical decisions for managing individual patients, patient populations and their business while improving the quality and outcome of care.
We believe that our core strength lies in the central role our software products and services play in the delivery of healthcare by the primary physician in an ambulatory setting. We intend to remain at the forefront of upcoming new regulatory requirements including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We intend to continue the development and enhancement of our software solutions to support healthcare reform, such as the recently enacted MACRA, which promotes the transition from fee-for-service to value-based, pay-for-performance, and patient-centric care and quality initiatives such as accountable care organizations. Key elements of our future software development will be to expand our interoperability capabilities enhancing the competitiveness of our software offerings, make our products more intuitive and easy to use, and to enhance our ability to deliver our software over the cloud with the latest technology.
We also want to continue investments in our infrastructure, including but not limited to maintaining and expanding sales, marketing and product development activities in order to improve patient care and reduce healthcare costs, providing industry-leading, integrated clinical and administrative healthcare data systems, services, and expertise to clinical, medical, technology, and healthcare business professionals while continuing our gold-standard commitment of service in support of our customer satisfaction programs. These investments in our infrastructure will continue while maintaining reasonable expense discipline. We strive to add new customers and expand our relationship with existing customers through delivery of add-on and complementary products and services and believe that our growing customer base that is using our software on a daily basis is a strategic asset. We intend to leverage this strategic asset by expanding our product and service offerings towards this customer base.

Products and Services
In response to the growing need for more comprehensive, cost-effective healthcare information solutions for medical practices, dental practices, hospitals, health centers and other healthcare providers, our systems and services provide our customers with the ability to redesign patient care and other workflow processes while improving care quality and productivity through facilitation of managed access to patient information. Utilizing our proprietary software in combination with third party hardware and software solutions, our products enable the integration of a variety of administrative clinical and financial operations. Leveraging more than 30 years of experience in the healthcare information services industry, we believe we continue to add value by providing our customers with sophisticated, full-featured software systems along with comprehensive systems implementation, training, consultation, revenue cycle management, maintenance and support services.

Our products consist primarily of proprietary healthcare software applications together with third party hardware and other non-industry specific software. The systems range in capacity from one to thousands of users, allowing us to address the needs of both small and large organizations. The systems are modular in design and may be expanded to accommodate changing customer requirements. We offer both standard licenses and SaaS arrangements in our software offerings; although to date, SaaS arrangements do not represent a significant portion of our arrangements.
Dental Solutions
QSI Dental Practice Management Solutions and Clinical Systems. In fiscal year 2010, we began selling hosted SaaS practice management and clinical software solutions to the dental industry. This software solution is marketed primarily to the multi-location dental group practice market for which the Division remains a dominant player. This software solution, formerly called NextDDS and now named QSIDental Web to better identify it primarily as a cloud-based solution, moves the QSI Dental Division to the forefront of the emergence of web-enabled applications and cloud computing and represents a significant growth opportunity for us to sell to both our existing customer base and new customers.
In addition to the SaaS clinical offering, our dental charting software system, known as the Clinical Product Suite (CPS), provides a comprehensive solution designed specifically for the dental group practice environment. CPS integrates our dental practice management product with a computer-based clinical information system that incorporates a wide range of clinical tools, including electronic charting of dental procedures, treatment planning, existing conditions, voice-activation or keyboard entry for full periodontal examinations and PSR scoring. In addition, CPS features digital imaging of X-ray and intra-oral camera images, computer-based patient education modules are viewable chair-side to enhance case presentation, full access to patient information, treatment plans and insurance plans via a fully integrated interface with our dental practice management product. All of this is supported by document and image scanning for digital storage and linkage to the electronic patient record.
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
NextGen® Ambulatory EHR version 5.8 is compliant with the ONC 2014 Edition criteria and was certified as a complete EHR in March 2013 by the CCHIT®, an ONC-ACB, in accordance with the applicable eligible certification criteria adopted by the Secretary of Health and Human Services (HHS). The ONC 2014 Edition criteria support both Stage 1 and 2 meaningful use measures required to qualify eligible providers and hospitals for funding under the ARRA.
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
Interoperability and Connectivity
Interoperability connects patients, practices, hospitals, health systems, communities, and payers. Effective interoperability solutions cross over multiple platforms and other systems, both inside and outside of organizations. It connects disparate systems so providers can benefit from controlled, secure data flow, decreased costs, and reduced errors. Interoperability makes all patient encounter data available in the patient record, helping to improve care collaboration, quality, and safety. Combined with the NextGen® portfolio, Mirth's available solutions enhance our enterprise interoperability initiatives and will broaden our accountable and collaborative care, population health, disease management and clinical data exchange offering. By integrating the extensive data analytics and reporting capabilities of Gennius with the NextGen® and Mirth solutions, we expect to provide customers with a data-driven approach to care to address the value-based care requirements and population health and collaborative care initiatives.
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
Other Mirth products and solutions include Mirth Mail, Mirth Appliance, Mirth Care Enterprise, and Mirth Gateway.
NextGen® Share, the first joint NextGen® and Mirth offering, is an interoperability solution that helps providers safely and securely send and manage referrals, and accurately exchange clinical content, all without leaving their NextGen® Ambulatory EHR application.
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
NextGen® Inpatient Clinicals. NextGen® Inpatient Clinicals is suite of CCHIT® ONC 2011-certified solutions based on a scalable, secure and web-based enterprise platform that leverages mobile and 'cloud computing' technology. Clinicians can enter and retrieve relevant inpatient clinical information (patient vitals, lab results, allergies, medications, and imaging results) from bedside or remote locations. NextGen® Inpatient Clinicals' CPOE, Clinical Documentation, and Clinical Decision support capabilities and help enable hospitals to achieve Stage 1 through Stage 4 adoption for ARRA meaningful use reimbursement and the HIMSS® EMR Adoption Model. The NextGen® Inpatient Clinicals version 2.6 is compliant with the ONC 2014 Edition criteria and was certified as an EHR Module in May 2013 by the CCHIT®, in accordance with the applicable Hospital certification criteria adopted by the Secretary of Health and Human Services. The ONC 2014 Edition criteria support both Stage 1 and 2 Meaningful Use measures required to qualify eligible providers and hospitals for funding under ARRA.

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
NextGen® Emergency Department. NextGen® Emergency Department is a comprehensive, web-based emergency department information system (EDIS) for hospital emergency departments. It consists of nurse, physician, administration, coding, and billing functionality to reduce costs and medical errors, enhance care, and ensure proper documentation. It offers templates and forms to streamline workflow and augment and enhance a hospital's existing forms set. NextGen® Emergency Department is interoperable and integrates with other hospital systems.
NextGen® Hospital Scheduling. NextGen® Hospital Scheduling is a system designed to provide hospital-wide, conflict-free patient scheduling for easier, more efficient patient, resource, and staff management. It can be used as a single module or integrated with any combination of NextGen® Inpatient Clinical Applications. It is designed so that, whether used as a single module or integrated with clinical applications, hospital operations can benefit with better use of resources for increased capacity and patient throughput.
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

•
Electronic Claims Submission - These services generate HIPAA-compliant insurance transactions to submit customer insurance claims electronically to insurance payers nationwide. Automating the electronic claims submission ("ECS") process using the NextGen EPM application is another best practice that reduces costly manual labor. Our solutions support the CMS-1500, UB-04 and ADA Dental Claim Forms and also accommodate proprietary claim formats.

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

•
Accounts Receivable Follow-Up - An accounts receivable management methodology designed in cooperation with our customers helps establish joint follow-up parameters, adjustment rules, standards for account elevation, as well as customized follow-up activities. The RCM Services team will work with the customer to replace costly manual processes with workflow automation tools and best practices to reduce denials and improve collections.

•
Expertise and Support - Our team of experts consists of analysts, billing and coding specialists, auditors, customer service professionals, and account managers - all working for our customers to answer patients' billing questions, monitor RCM performance and trends, provide credentialing assistance and identify opportunities for improvement to optimize collected revenue.

Electronic Data Interchange
We make available EDI capabilities and connectivity services to our customers. The EDI/connectivity capabilities encompass direct interfaces between our products and external third party systems, as well as transaction-based services. EDI products are intended to automate a number of manual, often paper-based or telephony intensive communications between patients and/or providers and/or payers. Two of the more common EDI services are forwarding insurance claims electronically from providers to payers and assisting practices with issuing statements to patients. Most customer practices utilize at least some of these services from us or one of our competitors. Other EDI/connectivity services are used more sporadically by customer practices. We typically compete to displace incumbent vendors for claims and statements accounts and attempt to increase usage of other elements in our EDI/connectivity product line. The acquisition of ViaTrack, a developer and provider of information technologies that enhance EDI offerings, has provided us with in house EDI capabilities at lower costs as compared to third party providers. We believe that significant opportunities exist to leverage ViaTrack's technologies to reduce costs and enhance our EDI offerings to all divisions.
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
Customer Service and Support
We believe our success is attributable in part to our customer service and support departments. We offer support to our customers seven days a week, 24 hours a day.
Our customer support staff is comprised of specialists who are knowledgeable in the areas of software and hardware as well as in the day-to-day operations of a practice or hospital. System support activities range from correcting minor procedural problems in the customer’s system to performing complex database reconstructions or software updates.
We utilize automated online support systems which assist customers in resolving minor problems and facilitate automated electronic retrieval of problems and symptoms following a customer’s call to the automated support system. Additionally, our online support systems maintain call records, available at both the customer’s facility and our offices.
We offer our customers support services for most system components, including hardware and software, for a fixed monthly, quarterly or annual fee. Customers also receive access to future unspecified versions of the software, on a when-available basis, as part of support services.
Professional Services
We offer full service implementation, training, and consulting services. When a customer signs a contract for the purchase of a system that includes implementation and training services, that customer is assigned a customer manager and implementation specialist trained in the specifics of the customer's business. The implementation team is assigned to assist the customer in the installation of the system and the training of appropriate practice staff, and is responsible for ensuring proficiency in the use of the system which ultimately improves the practice's performance and quality of care. Implementation services include loading the software, training customer personnel, data conversion, running test data and assisting in the development and documentation of procedures. The Company has relationships with third party implementation providers and certain resellers to supplement the Company's in house implementation and training resources.
Training may include a combination of computer assisted instruction (“CAI”) for certain of our products, remote training techniques and training classes conducted at the customer’s or our office(s). CAI consists of workbooks, computer interaction and self-paced instruction. CAI is also offered to customers, for an additional charge, after the initial training program is completed for the purpose of training new and additional employees. Remote training allows a trainer at our offices to train one or more people at a customer site via telephone and computer connection, thus allowing an interactive and customer-specific mode of training without the expense and time required for travel. In addition, our on-line “help” and other documentation features facilitate customer training as well as ongoing support.
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
Our consulting services, including physician, professional, and technical consulting, assist customers with optimizing their software solutions and evaluating the workflow experience to meet the evolving requirements of healthcare reform, such as achievement of meaningful use and ICD-10 conversion.
Proprietary Rights
We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. To protect our proprietary rights, we enter into confidentiality agreements and invention assignment agreements with our employees with whom such controls are relevant. In addition, we include intellectual property protective provisions in our customer contracts.
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
Sales and Marketing
We sell and market our products primarily through a direct sales force and a reseller channel. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2015, 2014 and 2013.
Our direct sales force typically makes presentations to potential customers by demonstrating the system and our capabilities on the prospective customer’s premises. Sales efforts aimed at smaller practices can be performed on the prospective customers’ premises, or remotely via telephone or Internet-based presentations. Both the direct and reseller channel sales force is concentrating on more multi-product sales opportunities. These are opportunities where we might sell our ambulatory, hospital, dental and RCM services or some combination thereof to prospective customers.
Our sales and marketing employees identify prospective customers through a variety of means, including referrals from existing customers, industry consultants, contacts at professional society meetings, trade shows and web-based seminars, trade journal advertising, online advertising, direct mail and email advertising and telemarketing. Resources have shifted more heavily to Web-based marketing to take advantage of buyers that now tend to do more Web research before contacting a vendor. In addition, we focus on more thought leadership marketing to highlight our industry knowledge, expertise and the success of our customer base.
Our sales cycle can vary significantly and typically ranges from six to twenty-four months from initial contact to contract execution. Software licenses are normally delivered to a customer almost immediately upon receipt of an order. Implementation and training services are normally rendered based on a mutually agreed upon timetable. As part of the fees paid by our customers, we normally receive up-front licensing fees. Customers have the option to purchase maintenance services which, if purchased, are invoiced on a monthly, quarterly or annual basis.
Several customers have purchased our suite of enterprise products and, in turn, are providing either time-share or billing services to single and group practice practitioners. Under the time-share or billing service agreements, the customer provides the use of our software for a fee to one or more practitioners. Although we typically do not receive a fee directly from the distributor’s customers, implementation of such arrangements has, from time to time, resulted in the purchase of additional software capacity by the distributor, as well as new software purchases made by the distributor’s customers should such customers decide to perform the practice management functions in-house.
We continue to concentrate our direct sales and marketing efforts on medical and dental practices, networks of such practices including independent practice associations ("IPAs") and physician hospital organizations ("PHOs"), professional schools, community health centers and other ambulatory care settings.
IPAs, PHOs and similar networks to which we have sold systems provide use of our software to those group and single physician practices associated with the organization or hospital on either a service basis or by directing us to contract with those practices for the sale of stand-alone systems.
We have also entered into marketing assistance agreements with certain of our customers pursuant to which the customers allow us to demonstrate to potential customers the use of systems on the existing customers’ premises.
From time to time we assist prospective customers in identifying third party sources for financing the purchase of our systems. The financing is typically obtained by the customer directly from institutional lenders and typically takes the form of a loan from the institution secured by the system to be purchased or a leasing arrangement. We are not a party to the financing transaction.
We have numerous customers and do not believe that the loss of any single customer would adversely affect us. No customer accounted for 10% or more of our net revenue during the fiscal years ended March 31, 2015, 2014 or 2013.
Competition
The markets for healthcare information systems and services are intensely competitive. The industry is highly fragmented and includes numerous competitors, none of which we believe dominates these markets. Our principal existing competitors in the healthcare information systems and services market include: Allscripts, athenahealth, Inc., Cerner, Computer Programs and Systems, Inc. (CPSI), eClinicalWorks, Epic Systems Corporation, GE Healthcare, Greenway Medical Technologies, Inc., Healthcare Management Systems, Inc., Healthland, McKesson, Medical Information Technology, Inc. (MEDITECH), Practice Fusion, Streamline Health Solutions Inc., and other competitors.
The electronic patient records and connectivity markets, in particular, are subject to rapid changes in technology, and we expect that competition in these market segments will increase as new competitors enter the market. We believe our principal competitive advantages are the features and capabilities of our products and services, our high level of customer support and our extensive experience in the industry.
The RCM market is also intensely competitive as other healthcare information systems companies, such as athenahealth, Inc., GE Healthcare, McKesson and Allscripts, are also in the market of selling both practice management and electronic health records software and medical billing and collection services.
Product Enhancement and Development
The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance and improve our systems. During fiscal years 2015, 2014 and 2013, we expended approximately $83.8 million, $62.3 million and $60.3 million, respectively, on research and development activities, including capitalized software amounts of $14.6 million, $20.8 million and $29.5 million, respectively. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our customers.
Employees
As of March 31, 2015, we employed approximately 2,939 persons, of which 2,915 were full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees.
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
The ongoing uncertainty in global economic conditions may negatively impact our business, operating results or financial condition. The continuing unfavorable global economic conditions and uncertainty have caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and extreme volatility in credit, equity and fixed income markets. These macroeconomic conditions could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Our customers may cease business operations or conduct business on a greatly reduced basis. Finally, our investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by these global financial conditions. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected as well.
We face risk and/or the possibility of claims from activities related to strategic partners, which could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business. We rely on third parties to provide services for our business. For example, we use national clearinghouses in the processing of some insurance claims and we outsource some of our hardware services and the printing and delivery of patient statements for our customers. These third parties could raise their prices and/or be acquired by our competitors, which could potentially create short and long-term disruptions to our business, negatively impacting our revenue, profit and/or stock price. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenue. Due to these third party relationships, we could be subject to claims as a result of the activities, products, or services of these third party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.
We may engage in future acquisitions, which may be expensive, time consuming, subject to inherent risks and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. We acquired Opus and Sphere during fiscal year 2010, IntraNexus and CQI during fiscal year 2012 and Poseidon during fiscal year 2013, all of which are developers of software and services for the hospital market. We also acquired ViaTrack during fiscal year 2012 which develops information technologies that enhance EDI offerings, Matrix during fiscal year 2013 which provides revenue cycle management services, and Mirth during fiscal year 2014 which develops health information technology that helps customers achieve interoperability. During fiscal year 2015, we acquired Gennius, Inc. which develops analytics based information technology that helps customers deliver accountable care. Acquisitions have inherent risks, which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to the following:

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
Our failure to manage growth could harm our business, results of operations and financial condition. We have in the past experienced periods of growth which have placed, and may continue to place, a significant strain on our non-cash resources. We also anticipate expanding our overall software development, marketing, sales, customer management and training capacity. In the event we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have an adverse effect on the operation of our business. In addition, our ability to manage future increases, if any, in the scope of our operations or personnel will depend on significant expansion of our research and development, marketing and sales, management and administrative and financial capabilities. The failure of our management to effectively manage expansion in our business could have an adverse effect on our business, results of operations and financial condition.

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
The integration of our Chief Financial Officer into our management team may interfere with our operations. We have appointed an Interim Chief Financial Officer as a result of the recent resignation of our former Chief Financial Officer. Our Interim Chief Financial Officer, and the individual who is appointed as our replacement Chief Financial Officer, will be required to spend a significant amount of time on certain integration and transition efforts in addition to performing his or her regular duties and responsibilities. If we fail to complete this integration in an efficient manner, our business and prospects may suffer.
Continuing worldwide political and economic uncertainties may adversely affect our revenue and profitability. The last several years have been periodically marked by concerns including but not limited to inflation, decreased consumer confidence, the lingering effects of international conflicts, energy costs and terrorist and military activities. Although certain indices and economic data have shown signs of stabilization in the United States and certain global markets, there can be no assurance that these improvements will be broad-based or sustainable. This instability can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our products and services, delays and a lengthening of our sales cycles and/or difficulty in collection of our accounts receivable. Bankruptcies or similar insolvency events affecting our customers may cause us to incur bad debt expense at levels higher than historically experienced. Further, an ongoing economic stability in the global markets could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. Accordingly, if worldwide political and economic uncertainties continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.
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
We could suffer further charges due to asset impairment that could reduce our income. We test our goodwill for impairment annually during our first fiscal quarter, and on interim dates should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with the relevant accounting guidance. During the quarter ended March 31, 2013, we recorded a $17.4 million goodwill impairment charge relating to our Hospital Solutions Division and during the quarter ended December 31, 2013, we recorded a $26.0 million impairment charge relating to certain long-lived assets of our Hospital Solutions Division. Declines in business performance or other factors could cause the fair value of any of our operating segments to be revised downward, resulting in further impairment charges. If the financial outlook for any of our operating segments warrants additional impairments of goodwill, the resulting write-downs could materially affect our reported net earnings.
We face the risks and uncertainties that are associated with litigation against us, which may adversely impact our marketing, distract management and have a negative impact upon our business, results of operations and financial condition. We face the risks associated with litigation concerning the operation of our business. For example, companies in our industry, including many of our competitors, have been subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. In particular, patent holding companies often engage in litigation to seek to monetize patents that they have obtained. As the number of competitors, patents and patent holding companies in our industry increases, the functionality of our products and services expands, and we enter into new geographies and markets, the number of intellectual property rights-related actions against us is likely to continue to increase. The uncertainty associated with substantial unresolved litigation may have an adverse effect on our business. In particular, such litigation could impair our relationships with existing customers and our ability to obtain new customers. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have an adverse effect on our business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.
There can be no assurance that such litigation will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.
We may be impacted by IT system failures or other disruptions. We may be subject to IT systems failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to or the delivery of certain of our products or services, compromise our data or our customers’ data, or result in delayed or cancelled orders as well as potentially expose us to third party claims. System failures and disruptions could also impede our transactions processing services and financial reporting.
Our business operations are subject to interruption by, among other, natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other issues beyond our control. Such events could decrease our demand for our products or services or make it difficult or impossible for us to develop and deliver our products or services to our customers. A significant portion of our research and development activities, our corporate headquarters, our IT systems, and certain of our other critical business operations are concentrated in a few geographic areas. In the event of a business disruption in one or more of those areas, we could incur significant losses, require substantial recovery time, and experience significant expenditures in order to resume operations, which could materially and adversely impact our business, financial condition, and operating results.
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
Risks Related to Our Products and Services
If our principal products, new product developments or implementation, training and support services fail to meet the needs of our customers, we may fail to realize future growth, suffer reputational harm and face the risk of losing existing customers. We currently derive substantially all of our net revenue from sales of our healthcare information systems and related services. We believe that a primary factor in the market acceptance of our systems has been our ability to meet the needs of users of healthcare information systems. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development and successful introduction of new and enhanced versions of our systems and other complementary products, as well as our ability to provide high quality implementation, training and support services for our products. We have historically expended a significant percentage of our net revenue on product development and believe that significant continuing product development efforts will be required to retain our existing customers and sustain our growth. Continued investment in our sales staff and our customer implementation, training and support staffs will also be required to retain and grow our customer base.
There can be no assurance that we will be successful in our customer satisfaction or product development efforts, that the market will continue to accept our existing products and services, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance. If new products or product enhancements are delayed or do not achieve market acceptance, or if our implementation, training and support services do not achieve a high degree of customer satisfaction, our reputation, business, results of operations and financial condition could be adversely affected. At certain times in the past, we have also experienced delays in purchases of our products by customers anticipating our launch, or the launch of our competitors, of new products. There can be no assurance that material order deferrals in anticipation of new product introductions from ourselves or other entities will not occur.
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
We are dependent on our license rights and other services from third parties, which may cause us to discontinue, delay or reduce product shipments. We depend upon licenses for some of the technology used in our products as well as other services from third party vendors. Most of these arrangements can be continued/renewed only by mutual consent and may be terminated for any number of reasons. We may not be able to continue using the products or services made available to us under these arrangements on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments or services provided until we can obtain equivalent technology or services. Most of our third party licenses are non-exclusive. Our competitors may obtain the right to use any of the business elements covered by these arrangements and use these elements to compete directly with us. In addition, if our vendors choose to discontinue providing their technology or services in the future or are unsuccessful in their continued research and development efforts, we may not be able to modify or adapt our own products.
We may experience interruption at our data centers or customer support facilities. We perform data center and/or hosting services for certain customers, including the storage of critical patient and administrative data at company-owned facilities and through third party hosting arrangements. In addition, we provide support services to our customers through various customer support facilities. We have invested in reliability features such as multiple power feeds, multiple backup generators and redundant telecommunications lines, as well as technical (such as multiple overlapping security applications, access control and other countermeasures) and physical security safeguards, and structured our operations to reduce the likelihood of disruptions. However, complete failure of all local public power and backup generators, impairment of all telecommunications lines, a concerted denial of service cyber-attack, a significant data breach, damage, injury or impairment (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the customer data contained therein, or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact customers who depend on us for data center and system support services. Any interruption in operations at our data centers and/or customer support facilities could damage our reputation, cause us to lose existing customers, hurt our ability to obtain new customers, result in significant revenue loss, create potential liabilities for our customers and us and increase insurance and other operating costs.
We face the possibility of having to adopt new pricing strategies, such as subscription pricing or bundling. In April 2009, we announced a new subscription based software as a service delivery model which includes monthly subscription pricing. This model is designed for smaller practices to quickly access the NextGen® Ambulatory EHR or NextGen® PM products at a modest monthly per provider price. We currently derive substantially all of our systems revenue from traditional software license, implementation and training fees, as well as the resale of computer hardware. Today, the majority of our customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. While the intent of the new subscription based delivery model is to further penetrate the smaller practice market, there can be no assurance that this delivery model will not become increasingly popular with both small and large customers. In addition, we have experienced increasing demand for bundling our software and systems with RCM service arrangements, which has required us to modify our standard upfront license fee pricing model. If the marketplace increasingly demands subscription or bundled pricing, we may be forced to further adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to a significantly greater degree of subscription or bundled pricing could adversely affect our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially.
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
If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant liabilities. Our services involve the storage and transmission of customers’ proprietary information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. If our security measures are breached or fail as a result of third party action, employee error, malfeasance, insufficiency, defective design, or otherwise, someone may be able to obtain unauthorized access to customer or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation and remediation efforts to prevent future occurrences. We rely upon our customers as users of our system for key activities to promote security of the system and the data within it, such as administration of customer-side access credentialing and control of customer-side display of data. On occasion, our customers have failed to perform these activities. Failure of customers to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. In addition, our customers may authorize or enable third parties to access their customer data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems.
Failure by our customers to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business. We require our customers to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other applicable laws. This could impair our functions, processes and databases that reflect, contain, or are based upon such data and may prevent use of such data. In addition, this could interfere with or prevent creation or use of rules and analyses or limit other data-driven activities that are beneficial to our business. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid notice, permission or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.
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
Any failure to provide secure infrastructure and/or electronic communication services could result in a lack of trust by our customers causing them to seek out other vendors and/or damage our reputation in the market, making it difficult to obtain new customers.
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

•	state and federal privacy and confidentiality laws;

•	our contracts with customers and partners;

•	state laws regulating healthcare professionals;

•	Medicaid laws;

•	the HIPAA and related rules proposed by CMS; and

•	CMS standards for Internet transmission of health data.
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
For example, the Health Insurance Portability and Accountability Act of 1996, as modified by HITECH provisions of the ARRA (collectively, “HIPAA”), continues to have a direct impact on the health care industry by requiring national provider identifiers and standardized transactions/code sets, operating rules and necessary security and privacy measures in order to ensure the appropriate level of privacy of protected health information. These regulatory factors affect the purchasing practices and operation of health care organizations.
The PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010, became law in 2010. This comprehensive health care reform legislation included provisions to control health care costs, improve health care quality, and expand access to affordable health insurance. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our customers. Because not all the administrative rules implementing health care reform under the legislation have been finalized, and because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, the full impact of the health care reform legislation and of further statutory actions to reform healthcare payment on our business is unknown, but there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.
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
Other specific risks include, but are not limited to, risks relating to:
Privacy and Security of Patient Information. As part of the operation of our business, we may have access to or our customers may provide to us individually-identifiable health information related to the treatment, payment, and operations of providers’ practices. Government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. These standards and requirements impose additional obligations and burdens on us, limiting the use and disclosure of individually-identifiable health information, and require us to enter into business associate agreements with our customers and vendors. Our business associates may interpret HIPAA requirements differently than we do, and we may not be able to adequately address the risks created by such interpretations. These new rules, and any future changes to privacy and security rules, may increase the cost of compliance and could subject us to additional enforcement actions, which could further increase our costs and adversely affect the way in which we do business.
Implementation of ICD-10 Coding for Medical Coding. The CMS has mandated that all providers, payers, clearinghouses and billing services implement the use of new patient codes for medical coding, referred to as ICD-10 codes, on or before October 1, 2015. The ICD-10 transition mandate substantially increases the number of medical billing codes by which providers will seek reimbursement, increasing the complexity of submitting claims for reimbursement. Our efforts to provide services and solutions that enable our customers to comply with the ICD-10 mandate could be time consuming and expensive. In addition, due to the effort and expense of complying with the ICD-10 mandate, our customers may postpone or cancel decisions to purchase our solutions and services. Either of the foregoing, or any future delay in the ICD-10 transition, could have a material adverse effect on our business, financial condition and results of operations.
Interoperability Standards. Our customers are concerned with and often require that our software solutions and health care devices be interoperable with other third party health care information technology suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, health care devices or solutions, and if our software solutions, health care devices or services are not consistent with those standards, we could be forced to incur substantial additional development costs to conform.
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
We may be subject to false or fraudulent claim laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Any failure of our RCM services to comply with these laws and regulations could result in substantial liability including, but not limited to, criminal liability, could adversely affect demand for our services and could force us to expend significant capital, research and development and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our customer contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving customers doing business with government payers and have an adverse effect on our business.
In most cases where we are permitted to do so, we calculate charges for our RCM services based on a percentage of the collections that our customers receive as a result of our services. To the extent that violations or liability for violations of these laws and regulations require intent, it may be alleged that this percentage calculation provides us or our employees with incentive to commit or overlook fraud or abuse in connection with submission and payment of reimbursement claims. The U.S. Centers for Medicare and Medicaid Services has stated that it is concerned that percentage-based billing services may encourage billing companies to commit or to overlook fraudulent or abusive practices.
A portion of our business involves billing of Medicare claims on behalf of its customers. In an effort to combat fraudulent Medicare claims, the federal government offers rewards for reporting of Medicare fraud which could encourage others to subject us to a charge of fraudulent claims, including charges that are ultimately proven to be without merit.
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
As part of the evaluation undertaken by management and our independent registered public accountants pursuant to Section 404, our internal control over financial reporting was effective as of March 31, 2015. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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

•	the size and timing of orders from customers;

•	the specific mix of software, hardware and services in customer orders;

•	the length of sales cycles and installation processes;

•	the ability of our customers to obtain financing for the purchase of our products;

•	changes in pricing policies or price reductions by us or our competitors;

•	the timing of new product announcements and product introductions by us or our competitors;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board ("FASB") or other rule-making bodies;

•	accounting policies concerning the timing of the recognition of revenue;

•	the availability and cost of system components;

•	the financial stability of customers;

•	market acceptance of new products, applications and product enhancements;

•	our ability to develop, introduce and market new products, applications and product enhancements;

•	our success in expanding our sales and marketing programs;

•	deferrals of customer orders in anticipation of new products, applications, product enhancements, or public/private sector initiatives;

•	execution of or changes to our strategy;

•	personnel changes; and

•	general market/economic factors.
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
Customers often defer systems purchases until our quarter end, so quarterly results generally cannot be predicted and frequently are not known until after the quarter has concluded.
Our sales are dependent upon customers’ initial decisions to replace or substantially modify their existing information systems, and subsequently, their decision concerning which products and services to purchase. These are major decisions for healthcare providers and, accordingly, the sales cycle for our systems can vary significantly and typically ranges from six to twenty-four months from initial contact to contract execution/shipment.
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
Our common stock price has been volatile, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us. Volatility may be caused by a number of factors including but not limited to:

•	actual or anticipated quarterly variations in operating results;

•	rumors about our performance, software solutions, or merger and acquisition activity;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	governmental regulatory action;

•	health care reform measures;

•	customer relationship developments;

•	purchases or sales of company stock;

•	activities by one or more of our major shareholders concerning our policies and operations;

•	changes occurring in the markets in general;

•	macroeconomic conditions, both nationally and internationally; and

•	other factors, many of which are beyond our control.
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
Two current and former directors are significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. One of our directors is a significant shareholder who beneficially owns approximately 16.9% of the outstanding shares of our common stock at March 31, 2015. Another former director, who owns approximately 9.4% (based on publicly filed information) of the outstanding shares of our common stock at March 31, 2015, likely maintains a large enough ownership stake to reelect himself to our Board of Directors under cumulative voting. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board of Directors. The amounts required to assure a seat on our Board of Directors can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising the cumulative voting rights. In the event that cumulative voting is invoked, it is likely that these two individuals that are significant shareholders will each have sufficient votes to assure themselves of one or more seats on our Board of Directors. With or without cumulative voting, these two significant shareholders will have substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. For example, in fiscal year 2013, the former director launched a proxy contest to elect a different slate of directors than what our Company proposed to shareholders. We spent approximately $1.3 million to defend against the proxy contest and elect the Company's slate of directors. In addition, such influence by one or both of these shareholders could have the effect of discouraging others from attempting to acquire our Company or create actual or perceived governance instabilities that could adversely affect the price of our common stock.
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
As of March 31, 2015, we leased an aggregate of approximately 453,800 square feet of space with lease agreements expiring at various dates. Significant locations are as follows:

Square Feet
QSI Dental Division and corporate offices
Irvine, California	47,900
Augusta, Georgia	7,300
Other locations	1,500
NextGen Division
Horsham, Pennsylvania	110,000
Atlanta, Georgia	34,800
Costa Mesa, California	21,900
Other locations	7,600
Hospital Solutions Division
Austin, Texas	43,700
RCM Services Division
St. Louis, Missouri	62,300
Hunt Valley, Maryland	34,000
North Canton, Ohio	22,100
South Jordan, Utah	7,300
Quality Systems India Healthcare Private Limited	53,400
Total leased properties	453,800

ITEM 3. LEGAL PROCEEDINGS
We have experienced legal claims by customers regarding product and contract disputes, by other third parties asserting that we have infringed their intellectual property rights, by current and former employees regarding certain employment matters and by certain shareholders. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any such claim, even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks within “Item 1A. Risk Factors" and to Note 13, "Commitments, Guarantees and Contingencies" of our notes to consolidated financial statements included elsewhere in this Report for a discussion of current legal proceedings.

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
The following table sets forth for the quarters indicated the high and low sales prices for each period indicated, as reported on the NASDAQ Global Select Market:

	High	Low
Three Months Ended
June 30, 2013	$19.47	$17.01
September 30, 2013	$23.58	$18.63
December 31, 2013	$24.15	$20.29
March 31, 2014	$21.07	$16.28
June 30, 2014	$18.89	$14.10
September 30, 2014	$16.63	$13.69
December 31, 2014	$15.99	$13.01
March 31, 2015	$18.75	$15.31

At May 19, 2015, there were approximately 140 holders of record of our common stock.
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
On May 20, 2015, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of Common Stock, payable to shareholders of record as of June 12, 2015 with an expected distribution date on or about July 6, 2015.
Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 28, 2014	June 13, 2014	July 3, 2014	$0.175
July 23, 2014	September 12, 2014	October 3, 2014	0.175
October 22, 2014	December 12, 2014	January 2, 2015	0.175
January 21, 2015	March 13, 2015	April 3, 2015	0.175
Fiscal year 2015			$0.70

May 22, 2013	June 14, 2013	July 5, 2013	$0.175
July 24, 2013	September 13, 2013	October 4, 2013	0.175
October 23, 2013	December 13, 2013	January 3, 2014	0.175
January 22, 2014	March 14, 2014	April 4, 2014	0.175
Fiscal year 2014			$0.70

May 24, 2012	June 15, 2012	July 3, 2012	$0.175
July 25, 2012	September 14, 2012	October 5, 2012	0.175
October 25, 2012	December 14, 2012	December 28, 2012	0.175
January 23, 2013	March 15, 2013	April 5, 2013	0.175
Fiscal year 2013			$0.70

Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Securities Authorized for Issuance Under Equity Compensation Plans
The information included under Item 12 of this Report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," is incorporated herein by reference.
Performance Graph
The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2015 assuming $100 was invested on March 31, 2010 with all dividends, if any, reinvested. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quality Systems, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

____________________

*	$100 invested on 3/31/2010 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.
The last trade price of our common stock on each of March 31, 2011, 2012, 2013, 2014 and 2015 was published by NASDAQ and, accordingly for the periods ended March 31, 2011, 2012, 2013, 2014 and 2015, the reported last trade price was utilized to compute the total cumulative return for our common stock for the respective periods then ended. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data, with respect to our consolidated statements of income data for each of the five years in the period ended March 31, 2015 and the consolidated balance sheets data as of the end of each such fiscal year, are not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.
The following consolidated balance sheets data for the fiscal years ended March 31, 2014, 2013, and 2012 has been retrospectively revised to reflect certain immaterial misclassifications of noncurrent deferred income taxes and other noncurrent liabilities. In addition, the following consolidated balance sheet data for the fiscal year ended March 31, 2014 has been retrospectively revised to reflect certain immaterial misclassifications of accounts receivable and other current liabilities. In aggregate, the revisions resulted in a $6.3 million increase in total assets with a corresponding $6.3 million increase to total liabilities for the year ended March 31, 2014, a $9.1 million increase in total assets with a corresponding $9.1 million increase to total liabilities for the year ended March 31, 2013, and an $8.5 million increase in total assets with a corresponding $8.5 million increase to total liabilities for the year ended March 31, 2012. In addition, working capital increased by $9.8 million, $11.2 million, and $8.5 million for the fiscal years ended March 31, 2014, 2013, and 2012, respectively. Refer to Note 2, "Summary of Significant Accounting Policies" of our notes to consolidated financial statements included elsewhere in this Report for more information.
Consolidated Financial Data
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2015	2014	2013	2012	2011
Statements of Income Data:
Revenue	$490,225	$444,667	$460,229	$429,835	$353,363
Cost of revenue	223,164	220,163	189,652	151,223	127,482
Gross profit	267,061	224,504	270,577	278,612	225,881
Selling, general and administrative	158,172	149,214	148,353	128,846	108,310
Research and development costs	69,240	41,524	30,865	31,369	21,797
Amortization of acquired intangible assets	3,693	4,805	4,859	2,198	1,682
Impairment of goodwill	—	5,873	17,400	—	—
Income from operations	35,956	23,088	69,100	116,199	94,092
Interest income (expense), net	(230)	269	(107)	247	263
Other income (expense), net	(62)	(356)	(79)	(139)	61
Income before provision for income taxes	35,664	23,001	68,914	116,307	94,416
Provision for income taxes	8,332	7,321	26,190	40,650	32,810
Net income	$27,332	$15,680	$42,724	$75,657	$61,606
Basic net income per share	$0.45	$0.26	$0.72	$1.29	$1.06
Diluted net income per share	$0.45	$0.26	$0.72	$1.28	$1.06
Basic weighted average shares outstanding	60,259	59,918	59,392	58,729	57,894
Diluted weighted average shares outstanding	60,849	60,134	59,462	59,049	58,236
Dividends declared per common share	$0.70	$0.70	$0.70	$0.70	$0.625

	March 31, 2015	March 31, 2014	March 31, 2013	March 31, 2012	March 31, 2011
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$130,585	$113,801	$118,011	$139,431	$117,737
Working capital	$124,973	$146,313	$181,569	$191,763	$145,758
Total assets	$460,521	$451,351	$452,126	$448,838	$378,686
Total liabilities	$176,981	$156,261	$145,077	$153,661	$154,016
Total shareholders’ equity	$283,540	$295,090	$307,049	$295,177	$224,670

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
Overview
This MD&A is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K ("Report") in order to enhance your understanding of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes thereto included elsewhere in this Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.
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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our contractual obligations and commitments as of March 31, 2015.

•
New Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our Company or may be adopted in the future.

Management Overview
Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions (each, a "Division") which are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Hospital Solutions Division and (iv) the RCM Services Division. We also have a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”). We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), accountable care organizations, ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our customers with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing our proprietary software in combination with third party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations. Our scalable interoperability and population health offerings help to improve care collaboration, quality and safety. Enabled by our interoperability and enterprise analytics solutions, data-driven patient population healthcare management decisions assist in creating more desirable operational, clinical, and financial outcomes that substantiate the value of patient-centered and accountable care models.
We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, financial incentives from the Health Information Technology for Economic and Clinical Health ("HITECH") portion of the American Recovery and Reinvestment Act ("ARRA") to physicians who adopt electronic health records, as well as increased adoption rates for electronic health records and other technology in the healthcare arena. We also believe that healthcare reform, including the repeal of the sustainable growth rate (SGR) formula as part of the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA"), and a movement towards a value-based, pay-for-performance model and quality initiative efforts will stimulate demand for robust electronic health record solutions as well as new health information technology solutions from bundled billing capabilities to patient engagement and population health management.
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
We believe that our core strength lies in the central role our software products and services play in the delivery of healthcare by the primary physician in an ambulatory setting. We intend to remain at the forefront of upcoming new regulatory requirements including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We intend to continue the development and enhancement of our software solutions to support healthcare reform and the transition from fee-for-service to pay-for-performance and quality initiatives such as accountable care organizations. Key elements of our future software development will be to expand our interoperability capabilities enhancing the competitiveness of our software offerings, make our products more intuitive and easy to use, and to enhance our ability to deliver our software over the cloud with the latest technology.
We also want to continue investments in our infrastructure, including but not limited to maintaining and expanding sales, marketing and product development activities in order to improve patient care and reduce healthcare costs, providing industry-leading, integrated clinical and administrative healthcare data systems, services, and expertise to clinical, medical, technology, and healthcare business professionals while continuing our gold-standard commitment of service in support of our customer satisfaction programs. These investments in our infrastructure will continue while maintaining reasonable expense discipline. We strive to add new customers and expand our relationship with existing customers through delivery of add-on and complementary products and services and believe that our growing customer base that is using our software on a daily basis is a strategic asset. We intend to leverage this strategic asset by expanding our product and service offerings towards this customer base.
Critical Accounting Policies and Estimates
The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate estimates (including but not limited to those related to revenue recognition, accounts receivable reserves, software development costs, contingent consideration liabilities, goodwill, and intangible assets) for reasonableness. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

We generate revenue from the sale of licensing rights to use our software products sold directly to end-users and value-added resellers. We also generate revenue from sales of hardware and third party software, implementation and training, EDI, RCM, maintenance, and other services, including subscriptions, consulting, and hosting services, performed for customers who license our products.

Revenue from services are recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period. Revenue from EDI and other transaction processing services are recognized at the time services are provided and billed to customers. RCM revenue is derived from service fees, which include amounts charged for ongoing billing, collections, and other related services and are generally billed to the customer as a percentage of total customer collections. We do not recognize revenue for RCM services fees until these collections are made by the customer, as the services fees are not fixed or determinable until such time.

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

Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collection risk is high, the revenue is deferred until collection occurs. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of our arrangements must be negotiated at the outset of an arrangement and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users.

We have historically offered short-term rights of return in certain sales arrangements. If we are able to estimate returns for these types of arrangements, revenue is recognized, net of an allowance for returns, and these arrangements are recorded in the consolidated financial statements. If we are unable to estimate returns for these types of arrangements, revenue is not recognized until the rights of return expire, provided also, that all other criteria for revenue recognition have been met.

Effect if Actual Results Differ from Assumptions

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Accounts Receivable Reserves	Judgments and Uncertainties
We maintain reserves for potential sales returns and other uncollectible accounts receivable. In aggregate, such reserves reduce our gross accounts receivable to its estimated net realizable value.
Sales return reserves, which include reserves for returns and other credits, are established based upon the rate of historical returns by revenue type in relation to the corresponding gross revenues. Allowances for doubtful accounts and other uncollectible accounts receivable related to estimated losses resulting from our customers’ inability to make required payments are established based on our historical experience of bad debt expense and the aging of our accounts receivable balances, net of deferred revenue and specifically reserved accounts. Specific reserves are based on our estimate of the probability of collection for certain troubled accounts. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

Effect if Actual Results Differ from Assumptions

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in required reserves that could be material.

Software Development Costs	Judgments and Uncertainties

Development costs, consisting primarily of employee salaries and benefits, incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional external software development costs are capitalized. Amortization of capitalized software is recorded using the greater of the ratio of current revenues to the total of current and expected revenues of the related product or the straight-line method over the estimated economic life of the related product, which is typically three years.

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

Goodwill acquired in a business combination is measured as the excess of the purchase price, or consideration transferred, over the net acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is not amortized as it has been determined to have an indefinite useful life.

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

During the last three fiscal years, we completed four acquisitions, including Gennius, Mirth, Poseidon and Matrix, which were each accounted for as a purchase business combination.
In accordance with the accounting for business combinations, we allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Our purchase price allocation methodology contains uncertainties because it requires us to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, intangible assets, goodwill, and contingent consideration liabilities. We estimate the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses depending on the nature of the assets being sold. We estimate the fair value of the contingent consideration liabilities based on the probability of achieving certain business milestones and/or management's forecast of expected results. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. Any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of comprehensive income.

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

We record share-based compensation related to our employee stock options plans, employee share purchase plans, restricted stock awards, and restricted performance shares under our executive compensation plans. See Note 12, “Share-Based Awards,” of our notes to consolidated financial statements included elsewhere in this Report for a complete discussion of our stock-based compensation plans.

We estimate the fair value of stock options on the date of grant using the Black Scholes option-pricing model. Expected term is estimated based upon the historical exercise behavior and represents the period of time that options granted are expected to be outstanding. Volatility is estimated by using the weighted-average historical volatility of our common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S. Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. The Black Scholes model utilizes those inputs to determine the estimated fair value. The fair value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in our consolidated statements of comprehensive income.

Share-based compensation expense associated with the restricted performance shares under our executive compensations plans is based on the grant date fair value measured at the underlying closing share price on the date of grant using a Monte Carlo-based valuation model.

Share-based compensation expense associated with the options under our equity incentive plans are initially based on the number of options expected to vest after assessing the probability that the performance criteria will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions.

Effect if Actual Results Differ from Assumptions

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine share-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

Overview of Our Results

•
Consolidated revenue increased 10.2% in the year ended March 31, 2015, as compared to the prior year period. The increase reflects a 13.2% growth in recurring services revenue (i.e. maintenance, EDI, RCM and other services revenues), partially offset by a 2.0% decline in system sales revenue. The increase in recurring services revenue is due to an increase across all categories of recurring services, including a substantial increase in subscription revenue of $17.3 million in the year ended March 31, 2015 as compared to the prior year period. Subscription revenue included in other revenue was $44.6 million in the year ended March 31, 2015 versus $27.3 million in the prior year period. The increase in subscription revenue reflects increases in Mirth related interoperability subscription revenue as well as increases in subscription revenue related to our NextGen® Patient Portal product offering. The decline in system sales revenue reflects the increasingly saturated markets in which our core software products are sold.

•	For the year ended March 31, 2015, recurring services revenue comprised 82.7% of consolidated revenue, as compared to 80.5% in the prior year period.

•
Consolidated gross profit as a percentage of revenue increased to 54.5% in the year ended March 31, 2015, as compared to 50.5% in the prior year period. The change is primarily the result of $20.1 million in impairment charges recorded to cost of software revenue in the prior year period related to the Hospital Solutions Division.

•
Consolidated operating income increased 55.7%, or $12.9 million, in the year ended March 31, 2015 as compared to the prior year period. The increase is mostly the result of $20.1 million and $5.9 million in Hospital impairment charges recorded in the prior year period to cost of revenue and operating expenses, respectively, which was offset by a substantial increase of $27.7 million in research and development costs as compared to the prior year period resulting from both higher gross expenditures and lower capitalization rates of software development costs due to shorter development cycles. Refer to the table below in the "Corporate and unallocated amounts" section for a comparative analysis of gross expenditures and capitalized software costs.

QSI Dental Division

•
QSI Dental Division revenue decreased 7.0% in the year ended March 31, 2015. Divisional operating income (excluding Corporate and unallocated amounts) was $5.2 million in the year ended March 31, 2015, a decrease of 15.1%, as compared to the same prior year period. The decrease in operating income was primarily the result of a 2.8% decrease in recurring service revenue, combined with a 13.2% increase in related cost of revenue. Further, since the division's current cloud-based software solution, QSIDental Web ("QDW"), is being sold primarily as a Software as a Service ("SaaS") solution, revenue is recognized over an extended period of time rather than upfront, resulting in a recent decline to divisional system sales revenues. SaaS revenue recognized from QDW in the year ended March 31, 2015 grew to approximately $0.8 million from $0.7 million in the prior year period.

•
The QSI Dental Division is well-positioned to sell to the federally qualified health centers ("FQHCs") market and intends to continue leveraging the NextGen Division's sales force to sell its dental electronic medical records software to practices that provide both medical and dental services, such as FQHCs, which are receiving grants as part of the ARRA.

•
Our goal for the QSI Dental Division is to continue to invest in the new cloud-based QDW platform while aggressively marketing QDW to both new and existing customers. The company is in the early stages of implementing QDW to several key customers of the QSI Dental Division.

NextGen Division

•
NextGen Division revenue increased 9.6% in the year ended March 31, 2015, as compared to the prior year period. This variance reflects a 13.7% growth in recurring service revenue, including an increase of 6.6% in maintenance, 14.5% in EDI revenue and 29.7% in other services revenue. The significant growth in other services revenue was driven by a 67.4% growth in subscriptions as compared to the prior year period. As noted above, subscriptions revenue growth was due to increases in Mirth related interoperability subscription revenue as well as increases in subscription revenue related to our NextGen® Patient Portal product offering. Recurring service revenue increased to $297.3 million and accounted for 79.5% of total NextGen Division revenue for the year ended March 31, 2015. In the same prior year period, recurring service revenue of $261.5 million represented 76.7% of total NextGen Division revenue.

•
NextGen Division operating income (excluding Corporate and unallocated amounts) increased by 14.8% in the year ended March 31, 2015, as compared to the prior year period. The increase in operating income is primarily the result of the increase in total revenue and a 10.5% decline in overall operating expenses, including decreases in sales commissions and bad debt expense. Sales commissions decreased, despite an increase in total divisional revenue, due to the change in revenue mix towards recurring service revenue, which has a lower commissions rate than system sales. Bad debt expense has decreased as a result of improved collections from greater emphasis on working capital management.

•
Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, expanding our software and service offerings to support healthcare reform, such as the recently enacted MACRA that promotes pay-for-performance initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, expanding our interoperability and enterprise analytics capabilities, integrating our hospital and ambulatory software products and further development and enhancements of our portfolio of specialty focused templates within our electronic health records software. We intend to remain at the forefront of upcoming new regulatory requirements, including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing customers, expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the RCM Services Division. Our acquisitions of Gennius and Mirth provide improved capabilities around population health and collaborative care management, interoperability, and enterprise analytics for addressing new value-based care requirements, which improves our market competitiveness and provides new customers and expanded markets for the NextGen Division.

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

Hospital Solutions Division

•
Hospital Solutions Division revenue increased 15.3% in the year ended March 31, 2015. Revenue was positively impacted by an 87.7% increase in system sales and a 2.4% increase in recurring service revenue. The significant increase in system sales is primarily reflective of lower sales returns and related reserves in the current period.

•
Divisional operating loss (excluding Corporate and unallocated amounts) was $2.8 million for the year ended March 31, 2015 as compared to a $7.5 million loss for the prior year period. The improvement in operating results is due to an increase in gross profit, driven by the increase in system sales noted above and significantly lower implementations payroll costs.

•
The Hospital Solutions Division has incurred losses in the last several quarters. During the year ended March 31, 2014, our expectations about the future performance of this Division resulted in the full impairment of significant long-term assets of the Division. Along with recording the impairment charge, we have also ceased capitalization and amortization of software development costs related to the Hospital Solutions Division's software products. We expect a decline in future software sales and a corresponding decrease in implementations revenue for the Hospital Solutions Division as sales efforts will be focused only on a limited number of software products, including Surgical Scheduling and Emergency Department. The Division may continue to incur losses in the near future while we continue to invest in and support our existing customer base.
RCM Services Division

•
RCM Services Division revenue increased 17.5% in the year ended March 31, 2015. The RCM Services Division benefited from new customers added during the year ended March 31, 2015 as well as organic growth achieved through cross selling RCM services to NextGen Division customers.

•	Operating income increased 37.8% in the year ended March 31, 2015 as compared to the prior year period primarily due to an increase in divisional gross profit compared to the prior year period.

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

•	Although actual and expected customer turnover may impact short term revenue for the division, we are encouraged by the RCM market opportunity and our position within the market.
Corporate and unallocated amounts (costs not allocated to the operating segments)

•
Effective April 1, 2014, we refined the measurement of our segment data to better reflect an organizational structure whereby certain expenses managed by functional area leadership are no longer classified within the operating segments but rather as a component of Corporate and unallocated. Such classification is consistent with the disaggregated financial information used by the chief decision making group. As a result, we no longer classify the amortization of capitalized software costs within the operating segments. The Company has retroactively reclassified the prior year gross margin and cost of revenue amounts included in the MD&A to present all segment information on a comparable basis. For additional details, refer to Note 14, “Operating Segment Information,” of our notes to consolidated financial statements included elsewhere in this Report.

•
Research and development costs increased by 66.7% to $69.2 million for the year ended March 31, 2015 as compared to $41.5 million for the prior year period due primarily to a reduction in the capitalization rate of software costs due to shorter development cycles, as well as higher gross expenditures on research and development. We anticipate an increase in gross research and development expenditures including both amounts expensed and capitalized due to a growing rate of investment to concurrently develop major new products while continuing to create significant new enhancements to our existing product lines. As we release the next major version of our flagship software platform, expected to occur in late fiscal 2016, we expect a decline in the amount of software cost capitalization related to this product. Additionally, we have noted a trend towards a more agile development approach that inherently shortens the time frame during which development costs may be capitalized and impacts our software capitalization rate. Although lower capitalization rates have no impact on our overall cash flows, it results in a higher portion of our software development costs being expensed up front, resulting in increased research and development costs as compared to prior periods. As summarized in the table below, the amount of software costs capitalized in proportion to the amount of total research and development expenditures, including both amounts expensed and capitalized, has declined significantly for year ended March 31, 2015 as compared to the same prior year periods:

	Fiscal Year Ended March 31,
	2015	2014	2013
Gross expenditures	$83,841	$62,308	$60,320
Capitalized software costs	(14,601)	(20,784)	(29,455)
Research and development costs, as reported	$69,240	$41,524	$30,865

Capitalized software costs as a percentage of gross expenditures	17.4%	33.4%	48.8%

•
Amortization of capitalized software costs increased by 3.9% to $12.8 million for the year ended March 31, 2015 as compared to $12.3 million for the prior year period. The increase in amortization of capitalized software costs is due to the general release of the latest significant versions of our ambulatory software products during the third quarter of fiscal 2014. The upcoming general release of the next major version of our flagship software platform expected to occur during late fiscal 2016 will result in even significantly higher rates of amortization relative to previously capitalized software development costs reflected in our recent historical operating results. Amortization of capitalized software costs are reflected as cost of revenue on our consolidated statements of comprehensive income. Refer to Note 8, “Capitalized Software Costs” of our notes to the consolidated financial statements included elsewhere in this Report for an estimate of future amortization of capitalized software costs.

•
Other Corporate and overhead costs decreased by $12.5 million to $64.1 million for the year ended March 31, 2015 as compared to $76.6 million for the prior year period primarily due to the $26.0 million Hospital Solutions Division impairment charge recorded in the prior year, partially offset by increases in salaries and benefits, legal expense, and acquisition related costs. In addition, an increase in marketing headcount plus added utilization of online advertising and media placement has resulted in a 17.7% increase in marketing expense to $11.9 million for the year ended March 31, 2015 as compared to $10.1 million for the prior year period.
The following table sets forth for the periods indicated the percentage of net revenue represented by each item in our consolidated statements of income (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
	2015	2014	2013
Revenues:
Software and hardware	12.5%	13.7%	19.2%
Implementation and training services	4.8	5.8	7.6
System sales	17.3	19.5	26.9
Maintenance	34.5	36.0	34.1
Electronic data interchange services	15.6	15.1	13.0
Revenue cycle management and related services	15.1	14.2	12.9
Other services	17.4	15.2	13.2
Maintenance, EDI, RCM and other services	82.7	80.5	73.1
Total revenues	100.0	100.0	100.0
Cost of revenue:
Software and hardware	5.0	9.9	4.7
Implementation and training services	4.9	6.7	6.7
Total cost of system sales	9.9	16.6	11.4
Maintenance	5.9	5.1	4.4
Electronic data interchange services	9.8	9.6	8.3
Revenue cycle management and related services	11.1	10.4	9.4
Other services	8.8	7.8	7.6
Total cost of maintenance, EDI, RCM and other services	35.6	32.9	29.8
Total cost of revenue	45.5	49.5	41.2
Gross profit	54.5	50.5	58.8
Operating expenses:
Selling, general and administrative	32.3	33.6	32.2
Research and development costs	14.1	9.3	6.7
Amortization of acquired intangible assets	0.8	1.1	1.1
Impairment of goodwill	0.0	1.3	3.8
Total operating expenses	47.1	45.3	43.8
Income from operations	7.3	5.2	15.0
Interest income, net	0.0	0.1	0.0
Other income (expense), net	0.0	(0.1)	0.0
Income before provision for income taxes	7.3	5.2	15.0
Provision for income taxes	1.7	1.6	5.7
Net income	5.6%	3.5%	9.3%

Comparison of the Fiscal Years Ended March 31, 2015 and March 31, 2014
Net Income. Our net income for the year ended March 31, 2015 was $27.3 million, or $0.45 per share on both a basic and fully diluted basis. In comparison, we earned $15.7 million, or $0.26 per share on both a basic and fully diluted basis for the year ended March 31, 2014. The change in net income for the year ended March 31, 2015 was primarily attributed to the following:

•	the prior year period included a $26.0 million impairment charge related to our Hospital Solutions Division while the current period does not include any such impairment charge;

•
revenue and gross profit benefited from an increase of $47.3 million, or 13.2%, in consolidated recurring services revenue including maintenance, RCM, EDI, and other services revenue. Other services revenue benefited from $17.3 million, or

63.1%, increase in subscription revenue. Gross profit related to recurring services revenue grew $19.0 million or 9.0%, as a result of revenue growth;

•
this was partially offset by a 2.0% decline in consolidated system sales revenue related to a number of factors, including higher adoption rates by large physician groups resulting in a lower number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension of the deadline to adopt stage two meaningful use requirements. The decline in consolidated system sales was partially offset by a benefit from fewer sales credits in the current period for the Hospital Solutions Division and lower related reserves for potential sales credits, which contributed to an increase in software revenue of $6.0 million as compared to the prior year period;

•
a $29.7 million, or 14.7%, increase in total operating expenses compared to the prior year period. This increase is primarily due to a 66.7% increase in research and development expenses in the current year primarily due to higher gross expenditures in conjunction with lower capitalization rates of software development costs; and

•
an increase of $1.0 million in the provision for income taxes, primarily a result of increased income before provision for income taxes and a decline in the effective tax rate as compared to the prior year period.

Revenue. Revenue for the year ended March 31, 2015 increased 10.2% to $490.2 million from $444.7 million for the year ended March 31, 2014. NextGen Division revenue increased 9.6% to $373.8 million from $341.1 million in the year ended March 31, 2015, QSI Dental Division revenue decreased 7.0% to $18.5 million from $19.8 million, RCM Services Division revenue increased 17.5% to $80.0 million from $68.1 million, and the Hospital Solutions Division revenue increased 15.3% to $18.0 million from $15.6 million in the prior year period.
System Sales. Revenue from consolidated system sales for the year ended March 31, 2015 decreased 2.0% to $85.0 million from $86.8 million in the prior year period.
The following table breaks down our reported system sales into software, hardware and third party software, and implementation and training services components on a consolidated and divisional basis for the years ended March 31, 2015 and 2014 (in thousands):

	Software	Hardware and Third Party Software	Implementation and Training Services	Total System Sales
Fiscal Year Ended March 31, 2015
QSI Dental Division	$1,417	$1,118	$926	$3,461
NextGen Division	52,637	3,840	20,018	76,495
Hospital Solutions Division	2,540	(604)	2,499	4,435
RCM Services Division	413	12	205	630
Consolidated	$57,007	$4,366	$23,648	$85,021
Fiscal Year Ended March 31, 2014
QSI Dental Division	$1,883	$1,228	$1,300	$4,411
NextGen Division	55,854	4,776	18,988	79,618
Hospital Solutions Division	(3,492)	194	5,660	2,362
RCM Services Division	391	—	—	391
Consolidated	$54,636	$6,198	$25,948	$86,782
The decrease in system sales was driven primarily by lower sales of software, hardware and third party software to both new and existing customers for the NextGen Division and QSI Dental Divisions. NextGen Division sales in this category decreased 3.9%, or $3.1 million, to $76.5 million during the year ended March 31, 2015 from $79.6 million during the same prior year period while the QSI Dental Division experienced a 20.5%, or $0.9 million, decrease in category revenue to $3.5 million in the year ended March 31, 2015 as compared to $4.4 million in the prior year period.
NextGen Division software license revenue decreased 5.8% in the year ended March 31, 2015 versus the same period last year. The Division's software license revenue accounted for 68.8% of divisional system sales revenue during the year ended March 31, 2015 compared to 70.2% during the same period a year ago resulting from lower sales to both new and existing customers due to the increasingly saturated markets in which our core software products are sold. Implementation and training revenue related to system sales at the NextGen Division increased 5.4% in the year ended March 31, 2015 compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of customer implementations, the availability of qualified staff and the mix of services being rendered.
Software license revenue for the QSI Dental Division decreased 24.7% in the year ended March 31, 2015 versus the same period last year largely because the Division's current software solution, QDW, is being sold primarily as a SaaS solution for which revenue is recognized over an extended period of time as other services revenue rather than upfront as software revenue.
Total system sales for the Hospital Solutions Division increased 87.7%, or $2.1 million, to $4.4 million in the year ended March 31, 2015 as compared to $2.4 million in the same prior year period. The increase in divisional category revenue is primarily due to lower software sales credits and related reserves for potential sales credits, resulting in a $6.0 million increase in Hospital Solutions software sales in the year ended March 31, 2015 versus the same period last year. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 55.8%, in the year ended March 31, 2015 as compared to the same prior year period due to the recent decline in new software sales.
During the year ended March 31, 2015, 5.1% of consolidated system sales revenue was represented by hardware and third party software compared to 7.1% during the same period a year ago. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each quarter depending on the needs of customers. The inclusion of hardware and third party software in our sales arrangements is typically at the request of our customers.
We expect to benefit from the growth of a replacement market driven by an expected consolidation of electronic health records vendors. We also believe many new opportunities will be created by the evolution of healthcare from a fee-for-services reimbursement model to a pay-for-performance model around the management of patient populations. Additionally, the Gennius and Mirth acquisitions provided us with new products and services around HIE, population health and collaborative care management, interoperability and enterprise analytics, which we intend to utilize to drive future growth. It is difficult to assess the relative impact as well as the timing of positive and negative trends; however, we believe we are well positioned to support the ever increasing need for healthcare information technology.
Maintenance, EDI, RCM and Other Services. For the year ended March 31, 2015, our consolidated revenue from maintenance, EDI, RCM and Other services grew 13.2% to $405.2 million from $357.9 million in the same prior year period. The increase is due to an increase across all categories of recurring service revenue.
The following table details maintenance, EDI, RCM and Other services revenue by category on a consolidated and divisional basis for the years ended March 31, 2015 and 2014 (in thousands):

	Maintenance	EDI	RCM	Other	Total
Fiscal Year Ended March 31, 2015
QSI Dental Division	$8,084	$4,784	$—	$2,122	$14,990
NextGen Division	150,384	70,511	—	76,375	297,270
Hospital Solutions Division	10,181	113	—	3,275	13,569
RCM Services Division	570	950	74,237	3,618	79,375
Consolidated	$169,219	$76,358	$74,237	$85,390	$405,204
Fiscal Year Ended March 31, 2014
QSI Dental Division	$8,401	$5,463	$—	$1,565	$15,429
NextGen Division	141,026	61,606	—	58,870	261,502
Hospital Solutions Division	9,981	144	—	3,127	13,252
RCM Services Division	652	82	62,976	3,992	67,702
Consolidated	$160,060	$67,295	$62,976	$67,554	$357,885
Total category revenue for the NextGen Division for the year ended March 31, 2015 increased by 13.7% to $297.3 million from $261.5 million for the prior year period. NextGen Division maintenance revenue for the year ended March 31, 2015 grew 6.6% to $150.4 million from $141.0 million for the same prior year period primarily as a result of net additional licenses from both new and existing customers and a full year impact of maintenance revenue for the year ended March 31, 2015 from the acquisition of Mirth in September 2013. NextGen Division EDI revenue grew 14.5% to $70.5 million compared to $61.6 million in the same prior year period. The growth in NextGen EDI revenue has come from new customers and from further penetration to the Division’s existing customer base. Other services revenue for the NextGen Division, which consists primarily of third party annual software license renewals, consulting services, SaaS fees, hosting services, and other subscriptions, increased 29.7% to $76.4 million for the year ended March 31, 2015 from $58.9 million in the prior year period. Other services revenue benefited significantly from a $16.1 million increase in customer subscriptions, including Mirth related interoperability subscriptions and our NextGen® Patient Portal subscriptions.
For the year ended March 31, 2015, RCM revenue for the RCM Services Division grew $11.3 million, or 17.9%, to $74.2 million compared to $63.0 million in the prior year period. The growth in RCM revenue is primarily attributable to organic growth achieved through cross selling RCM services to existing NextGen Division customers, as well as the addition of new customers. For the Hospital Solutions Division, maintenance, EDI and other services revenue for the years ended March 31, 2015 and 2014 remained fairly consistent at $13.6 million and $13.3 million, respectively. QSI Dental Division maintenance, EDI and other services revenue for the year ended March 31, 2015 was $15.0 million compared to $15.4 million for the same prior year period due to a decrease in EDI revenue resulting from a decline in the amount of services provided to existing customers. The recent decline in software license sales at the QSI Dental Division has resulted in a decrease in related maintenance revenue, which is offset by growth in other services revenue due to the shift in sales to QDW, for which the SaaS-related revenues are recognized as other services.
We intend to continue to promote maintenance, EDI and RCM services to both new and existing customers.
Cost of Revenue. Cost of revenue for the year ended March 31, 2015 increased 1.4% to $223.2 million from $220.2 million in the same prior year period and the cost of revenue as a percentage of revenue decreased to 45.5% from 49.5%. The decrease in cost of revenue as a percentage of revenue is primarily due to the $20.1 million Hospital Solutions Division impairment charge recorded to cost of software revenue in the prior year period, which is partially offset by an increase in cost of revenue related to a change in the mix of revenues toward recurring services revenue, which have historically experienced a lower profit margin than system sales. For the year ended March 31, 2015, recurring services revenue comprised 82.7% of consolidated revenue, as compared to 80.5% in the prior year period.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2015 and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2015	%	2014	%
QSI Dental Division
Revenue	$18,451	100.0%	$19,840	100.0%
Cost of revenue	9,462	51.3%	9,362	47.2%
Gross profit	$8,989	48.7%	$10,478	52.8%
NextGen Division
Revenue	$373,765	100.0%	$341,120	100.0%
Cost of revenue	127,858	34.2%	110,468	32.4%
Gross profit	$245,907	65.8%	$230,652	67.6%
Hospital Solutions Division
Revenue	$18,004	100.0%	$15,614	100.0%
Cost of revenue	13,128	72.9%	17,187	110.1%
Gross profit (loss)	$4,876	27.1%	$(1,573)	(10.1)%
RCM Services Division
Revenue	$80,005	100.0%	$68,093	100.0%
Cost of revenue	56,466	70.6%	47,934	70.4%
Gross profit	$23,539	29.4%	$20,159	29.6%
Unallocated cost of revenue	$16,250	N/A	$35,212	N/A
Consolidated
Revenue	$490,225	100.0%	$444,667	100.0%
Cost of revenue	223,164	45.5%	220,163	49.5%
Gross profit	$267,061	54.5%	$224,504	50.5%

Gross margins for the QSI Dental Division and NextGen Division decreased for the year ended March 31, 2015 compared to the same prior year period primarily due to decreases in total divisional system sales. Gross margin for the RCM Services Division remained consistent compared to the prior year period. The gross margin for the Hospital Solutions Division in the year ended March 31, 2015 benefited from an increase in software sales resulting from lower returns and lower related reserves for potential sales returns in the current period, combined with a decline in cost of revenue due to lower payroll and related benefits costs and the cessation of capitalized software cost amortization subsequent to the Hospital impairment. The decrease in unallocated cost of revenue is primarily due to the $20.1 million Hospital impairment charge recorded in the prior year period.

The following table details the individual components of cost of revenue and gross profit (loss) as a percentage of total revenue on a consolidated and divisional basis for the years ended March 31, 2015 and 2014:

	Software	Hardware and Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit (Loss)
Fiscal Year Ended March 31, 2015
QSI Dental Division	0.1%	4.5%	29.5%	7.4%	9.8%	51.3%	48.7%
NextGen Division	1.3%	0.7%	13.0%	11.4%	7.8%	34.2%	65.8%
Hospital Solutions Division	—%	0.2%	58.2%	0.4%	14.1%	72.9%	27.1%
RCM Services Division	—%	—%	45.8%	1.0%	23.8%	70.6%	29.4%
Consolidated	4.3%	0.7%	20.7%	9.1%	10.7%	45.5%	54.5%
Fiscal Year Ended March 31, 2014
QSI Dental Division	2.1%	5.3%	21.9%	13.7%	4.2%	47.2%	52.8%
NextGen Division	0.7%	1.3%	12.5%	10.8%	7.1%	32.4%	67.6%
Hospital Solutions Division	2.3%	2.9%	78.6%	0.5%	25.8%	110.1%	(10.1)%
RCM Services Division	—%	—%	46.3%	0.8%	23.3%	70.4%	29.6%
Consolidated	8.6%	1.3%	20.4%	9.0%	10.2%	49.5%	50.5%

During the year ended March 31, 2015, hardware and third party software constituted a slightly lower portion of cost of revenue compared to the same prior year period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of our customers.
Gross margin for the Hospital Solutions Division increased to 27.1% for the year ended March 31, 2015 as compared to a negative gross margin of 10.1% reported in the prior year period. This is primarily a result of an increase in software sales resulting from lower returns and lower related reserves for potential sales returns in the current period.
Our payroll and benefits expense associated with delivering our products and services increased slightly to 20.7% of consolidated revenue in the year ended March 31, 2015 compared to 20.4% during the same period last year. The absolute level of consolidated payroll and benefit expenses grew from $90.8 million in the year ended March 31, 2014 to $101.3 million in the year ended March 31, 2015. The increase is primarily due to a $6.1 million increase in payroll and benefits expenses within the NextGen Division, resulting from increased headcount compared to the prior year period, partially due to the inclusion of Mirth, a $5.1 million increase within the RCM Services Division, as RCM is a service business which inherently has higher payroll costs as a percentage of revenue, a $1.1 million increase within the QSI Dental Division, and a $1.8 million decrease within the Hospital Solutions Division. Share-based compensation expense included in cost of revenue was approximately $0.4 million and $0.3 million for the years ended March 31, 2015 and 2014, respectively, and is included in the aforementioned amounts.
Other cost of revenue, which primarily consists of third party annual licenses, hosting costs and outsourcing costs, increased to 10.7% of total revenue during the year ended March 31, 2015 as compared to 10.2% for the prior year period. The increase is due to a change in mix of other services revenue sold as compared to the prior year period.
Cost of software revenue decreased to 4.3% of total revenue during the year ended March 31, 2015 as compared to 8.6% for the prior year period mainly as a result of the $20.1 million Hospital Solutions Division impairment charge recorded in the prior year period.
As a result of the foregoing events and activities, our gross profit percentage increased to 54.5% for the year ended March 31, 2015 versus 50.5% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 2015 increased 6.0% to $158.2 million as compared to $149.2 million for the prior year period. The increase in these expenses is partially due to the inclusion of a full year of expenses for Mirth, acquired on September 9, 2013, in the results for the year ended March 31, 2015. The increase in selling, general and administrative expenses, including the impact of Mirth, consists primarily of:

•	$4.6 million increase in salaries and benefits due to increased headcount and higher bonus expense;

•	$2.2 million increase in legal expenses due mostly to increased costs for shareholder litigation defense;

•	$1.5 million increase in advertising costs as a result of our increased focus on heightened brand awareness plus added utilization of online advertising and media placement; and

•	$1.5 million increase in acquisition costs due mostly to post-acquisition fair value adjustments to contingent consideration related to Mirth, offset by

•	$0.8 million net decrease in other selling and administrative expenses.

Share-based compensation expense included in selling, general and administrative expenses was approximately $2.7 million and $1.8 million for the years ended March 31, 2015 and 2014, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 33.6% in the year ended March 31, 2014 to 32.3% in the year ended March 31, 2015.
Research and Development Costs. Research and development costs for the years ended March 31, 2015 and 2014 were $69.2 million and $41.5 million, respectively. Research and development costs as a percentage of revenue increased to 14.1% in the year ended March 31, 2015 from 9.3% for the prior year period. The increase in research and development costs is primarily due to the reduction in the capitalization rate of software costs in the current period, the acquisition of Mirth, as well as the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new product development, and other enhancements to our existing products. The decrease in software capitalization rate reflects a trend towards a more agile development approach that inherently shortens the time frame during which development costs may be capitalized.
The capitalization of software development costs results in a reduction to reported research and development costs. For the years ended March 31, 2015 and 2014, our additions to capitalized software were $14.6 million and $20.8 million, respectively. The decrease in additions to capitalized software is primarily due to the lower capitalization rates of software development costs mentioned above. For the years ended March 31, 2015 and 2014, total research and development expenditures, including costs expensed and costs capitalized, were $83.8 million and $62.3 million, respectively. We intend to continue to invest heavily in research and development expenses as we continue to bring additional functionality and features to the medical community and develop a new integrated inpatient and outpatient, web-based software platform.
Share-based compensation expense included in research and development costs was approximately $0.4 million and $0.3 million for the years ended March 31, 2015 and 2014, respectively.
Amortization of Acquired Intangible Assets. Amortization included in operating expense related to acquired intangible assets decreased to $3.7 million for the year ended March 31, 2015 from $4.8 million in the prior year period due mostly to the cessation of amortization of acquired intangible assets related to the Hospital Solutions Division that were fully impaired in prior year.
Provision for Income Taxes. The provision for income taxes for the years ended March 31, 2015 and 2014 was $8.3 million and $7.3 million, respectively. The effective tax rates were 23.4% and 31.8% for the years ended March 31, 2015 and 2014, respectively. The effective tax rate for the year ended March 31, 2015 decreased as compared to the prior year period primarily due to an increase in benefit from the federal research and development tax credit and an increase in the qualified production activities deduction. The federal research and development tax credit statute, which had expired on December 31, 2013, was retroactively extended through December 31, 2014 in December 2014. The non-deductible portion of the Hospital impairment charge in the prior year also resulted in a non-recurring, incremental decrease in the effective tax rate for the year ended March 31, 2015 as compared to the prior year period.
During the years ended March 31, 2015 and 2014, we recognized research and development tax credits of approximately $1.9 million and $1.4 million, respectively. The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code (“IRC”) of approximately $5.5 million and $3.2 million (pre-tax) during the years ended March 31, 2015 and 2014, respectively. Research and development credits and the qualified production activities income deduction calculated by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision. We expect to receive the full benefit of the deferred tax assets recorded with the exception of a specific state tax credit for which we have recorded a valuation allowance.

Comparison of the Fiscal Years Ended March 31, 2014 and March 31, 2013
Effective April 1, 2014, we refined the measurement of our segment data to better reflect an organizational structure whereby certain expenses managed by functional area leadership are no longer classified within the operating segments but rather as a component of Corporate and unallocated. Such classification is consistent with the disaggregated financial information used by the chief decision making group. As a result, we no longer classify the amortization of capitalized software costs within the operating segments. The Company has retroactively reclassified the prior year gross margin and cost of revenue amounts included in the MD&A to present all segment information on a comparable basis. For additional details, refer to Note 14, “Operating Segment Information,” of our notes to consolidated financial statements included elsewhere in this Report.
Net Income. Our net income for the year ended March 31, 2014 was $15.7 million, or $0.26 per share on both a basic and fully diluted basis. In comparison, we earned $42.7 million, or $0.72 per share on both a basic and fully diluted basis for the year ended March 31, 2013. The change in net income for the year ended March 31, 2014 was primarily attributed to the following:

•
an 81.8% decrease in consolidated system sales gross profit as a result of a $20.1 million impairment charge recorded to cost of software sales related to the Hospital Solutions Division and reduced software license sales due to a number of factors, including higher adoption rates by large physician groups resulting in a lower number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension of the deadline to adopt stage two meaningful use requirements;

•
a 191.0% decline in implementation and training services gross profit (loss) from $4.1 million for the year ended March 31, 2013 to $(3.8) million for the year ended March 31, 2014 as a result of reduced utilization rates due to the lack of expected demand from our customers related to upgrade assistance for ICD-10, for which the deadline to comply with its requirements was delayed from October 2014 to October 2015; offset by

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

The decrease in system sales was driven primarily by lower sales of software to both new and existing customers for both the NextGen and Hospital Solutions Divisions. For the NextGen Division, revenue from system sales decreased 23.1%, or $23.9 million, to $79.6 million during the year ended March 31, 2014 from $103.5 million during the same prior year period while system sales revenues at the Hospital Solutions Division decreased $11.6 million to $2.4 million in the year ended March 31, 2014 as compared to $14.0 million in the same prior year period.
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
NextGen Division software license revenue decreased 22.3% in the year ended March 31, 2014 versus the same prior year period. The Division's software revenue accounted for 70.2% of divisional system sales revenue during the year ended March 31, 2014 compared to 69.4% during the same prior year period.
Hospital Solutions Division software license revenue decreased 161.1% in the year ended March 31, 2014 versus the same prior year period due to higher write-offs and accruals for anticipated sales credits, combined with significantly lower software sales to new and existing customers.
Our decline in software revenue was related to a number of factors including higher adoption rates by large physician groups which resulted in a smaller number of new opportunities, the consolidation of physician offices by hospitals and other large enterprises thereby reducing the number of potential opportunities, and an extension to the deadline to adopt stage two meaningful use requirements.
During the year ended March 31, 2014, 6.0% of the NextGen Division's system sales revenue was represented by hardware and third party software compared to 5.5% during the same prior year period. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software revenue fluctuates each period depending on the needs of customers. The inclusion of hardware and third party software in the NextGen Division's sales arrangements is typically at the request of our customers.
Implementation and training revenue related to system sales at the NextGen Division decreased 27.0% in the year ended March 31, 2014 compared to the same prior year period. Implementation and training revenue related to system sales at the Hospital Solutions Division decreased 21.5%, in the year ended March 31, 2014 as compared to the same prior year period. The amount of implementation and training services revenue is dependent on several factors, including timing of customer implementations, the availability of qualified staff and the mix of services being rendered. The decline in the level of systems sales has resulted in a decline in the amount of implementation services sold.
Maintenance, EDI, RCM and Other Services. For the year ended March 31, 2014, our company-wide revenue from maintenance, EDI, RCM and other services grew 6.3% to $357.9 million from $336.6 million in the same prior year period. The increase was primarily due to an increase in maintenance, EDI and other services revenue from the NextGen Division and an increase in revenue from the RCM Services Division.

Total NextGen Division maintenance revenue for the year ended March 31, 2014 grew 5.3% to $141.0 million from $133.9 million for the same prior year period while NextGen Division EDI revenue grew 13.5% to $61.6 million compared to $54.3 million in the same prior year period. Maintenance revenue for the NextGen Division increased by $7.1 million for the year ended March 31, 2014 as compared to the same prior year period. The growth in maintenance revenue was primarily a result of increases related to net additional licenses from new and existing customers. The NextGen Division’s EDI revenue growth came from new customers and from further penetration of the Division’s existing customer base while the growth in RCM revenue was primarily attributable to organic growth.
Other services revenue for the NextGen Division, which consists primarily of third party annual software license renewals, consulting services, SaaS fees and hosting services, increased 11.9% to $58.9 million in the year ended March 31, 2014 from $52.6 million in the same prior year period. Other services revenue benefited from a strong increase in consulting revenue to existing NextGen Division customers as well as the addition of Mirth subscription revenue in the year ended March 31, 2014.
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

The following table details revenue and cost of revenue on a consolidated and divisional basis for the years ended March 31, 2014 and 2013 (in thousands):

	Fiscal Year Ended March 31,
	2014	%	2013	%
QSI Dental Division
Revenue	$19,840	100.0%	$19,990	100.0%
Cost of revenue	9,362	47.2%	9,204	46.0%
Gross profit	$10,478	52.8%	$10,786	54.0%
NextGen Division
Revenue	$341,120	100.0%	$344,315	100.0%
Cost of revenue	110,468	32.4%	106,881	31.0%
Gross profit	$230,652	67.6%	$237,434	69.0%
Hospital Solutions Division
Revenue	$15,614	100.0%	$31,413	100.0%
Cost of revenue	17,187	110.1%	16,191	51.5%
Gross profit (loss)	$(1,573)	(10.1)%	$15,222	48.5%
RCM Services Division
Revenue	$68,093	100.0%	$64,511	100.0%
Cost of revenue	47,934	70.4%	45,008	69.8%
Gross profit	$20,159	29.6%	$19,503	30.2%
Unallocated cost of revenue	$35,212	N/A	$12,368	N/A
Consolidated
Revenue	$444,667	100.0%	$460,229	100.0%
Cost of revenue	220,163	49.5%	189,652	41.2%
Gross profit	$224,504	50.5%	$270,577	58.8%
Consolidated gross profit margin decreased for the year ended March 31, 2014 compared to the same prior year period primarily due to a $20.1 million impairment charge that is reflected in unallocated cost of revenue for the year ended March 31, 2014. Additionally, the gross profit margin was impacted by the significant decrease in software sales during the year ended March 31, 2014.
Gross profit (loss) for the Hospital Solutions Division decreased to a negative gross margin of 10.1% for the year ended March 31, 2014 as compared to 48.5% for the same prior year period primarily due to significant declines in system sales revenues, implementation and training, and maintenance gross profit. The change in maintenance gross profit was primarily a result of increased accruals for anticipated sales credits in the year ended March 31, 2014.
Gross profit margin for the NextGen and RCM Services Divisions remained consistent compared to the same prior year period with a change of less than 2.0% in each Division's respective gross margin percentages.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the years ended March 31, 2014 and 2013:

	Software	Hardware and Third Party Software	Payroll and Related Benefits	EDI	Other	Total Cost of Revenue	Gross Profit (Loss)
Fiscal Year Ended March 31, 2014
QSI Dental Division	2.1%	5.3%	21.9%	13.7%	4.2%	47.2%	52.8%
NextGen Division	0.7%	1.3%	12.5%	10.8%	7.1%	32.4%	67.6%
Hospital Solutions Division	2.3%	2.9%	78.6%	0.5%	25.8%	110.1%	(10.1)%
RCM Services Division	—%	—%	46.3%	0.8%	23.3%	70.4%	29.6%
Consolidated	8.6%	1.3%	20.4%	9.0%	10.2%	49.5%	50.5%
Fiscal Year Ended March 31, 2013
QSI Dental Division	—%	8.7%	19.8%	13.6%	3.9%	46.0%	54.0%
NextGen Division	0.3%	1.6%	12.1%	9.3%	7.7%	31.0%	69.0%
Hospital Solutions Division	0.4%	3.4%	28.9%	0.1%	18.7%	51.5%	48.5%
RCM Services Division	—%	—%	45.3%	1.0%	23.5%	69.8%	30.2%
Consolidated	2.9%	1.8%	18.3%	7.7%	10.5%	41.2%	58.8%
During the year ended March 31, 2014, hardware and third party software constituted a slightly lower portion of cost of revenue compared to the same prior year period in the NextGen Division. The number of customers who purchase hardware and third party software and the dollar amount of hardware and third party software purchased fluctuates each quarter depending on the needs of our customers.
Our payroll and benefits expense associated with delivering our products and services increased to 20.4% of consolidated revenue in the year ended March 31, 2014 compared to 18.3% during the same prior year period. The absolute level of consolidated payroll and benefit expenses grew from $84.1 million in the year ended March 31, 2013 to $90.8 million in the year ended March 31, 2014, an increase of 8.0%, or approximately $6.7 million. Of the $6.7 million increase, approximately $2.3 million of the increase was related to the RCM Services Division as RCM is a service business, which inherently has higher percentage of payroll costs as a percentage of revenue. Increases of $0.8 million in the NextGen Division and $3.2 million for the Hospital Solutions Division for the year ended March 31, 2014 were primarily due to headcount additions and increased payroll and benefits expense associated with delivering products and services. The QSI Dental Division experienced a slight $0.4 million increase in payroll and benefits expense compared to the same prior year period. Share-based compensation expense included in cost of revenue was approximately $0.3 million and $0.2 million for the years ended March 31, 2014 and 2013, respectively, and is included in the aforementioned amounts.
Other cost of revenue, which primarily consists of third party annual license, hosting costs, third party implementation and consulting services, and outsourcing costs, decreased slightly to 10.2% of total revenue during the year ended March 31, 2014 as compared to 10.5% for the same prior year period.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended March 31, 2014 increased 0.6% to $149.2 million as compared to $148.4 million for the same prior year period. The increase in these expenses resulted primarily from:

•	$2.8 million increase in rent and other facilities costs;

•	$2.4 million increase in salaries and related benefit expenses primarily as a result of headcount additions;

•	$1.6 million increase in equipment depreciation expense;

•	$1.3 million increase in legal expenses; and

•	$0.9 million net increase in other selling and administrative expenses, partially offset by

•	$5.4 million decrease in bad debt expense as a result of improved collections and fewer customers with specific reserves for bad debt; and

•	$2.7 million decrease in sales commissions as a result of lower sales.
Share-based compensation expense was approximately $1.8 million and $1.9 million for the years ended March 31, 2014 and 2013, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 32.2% in the year ended March 31, 2013 to 33.6% in the year ended March 31, 2014.
Research and Development Costs. Research and development costs for the years ended March 31, 2014 and 2013 were $41.5 million and $30.9 million, respectively. Research and development costs as a percentage of revenue increased to 9.3% in the year ended March 31, 2014 from 6.7% for the prior year period. The increase in research and development expenses was primarily due to the reduction in capitalized software costs for the year ended March 31, 2014, resulting from the releases of the latest versions of ambulatory software products, a trend towards shorter development cycles resulting in lower rates of software development costs capitalization, the inclusion of research and development costs for Mirth, as well as the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new products, and other enhancements to our existing products.
The capitalization of software development costs results in a reduction to reported research and development costs. For the years ended March 31, 2014 and 2013, our additions to capitalized software were $20.8 million and $29.5 million, respectively, as we continued to enhance our software to meet the Meaningful Use definitions under the ARRA. The decrease in capitalized software added in the year ended March 31, 2014 was primarily the result of the releases of the latest versions of ambulatory software products and a trend towards shorter development cycles, as mentioned above, as well as the cessation of software development costs capitalization at the Hospital Solutions Division as a result of the impairment charge. For the years ended March 31, 2014 and 2013, total research and development expenditures including costs expensed and costs capitalized were $62.3 million and $60.4 million, respectively.
Share-based compensation expense included in research and development costs was approximately $0.3 million and $0.2 million for the years ended March 31, 2014 and 2013, respectively.
Amortization of Acquired Intangible Assets. Amortization included in operating expense related to acquired intangible assets for the years ended March 31, 2014 and 2013 was $4.8 million and $4.9 million, respectively.
Impairment of Goodwill and Other Assets. Refer to the "Overview of Our Results - Impairment of Goodwill and Other Assets" section in our Annual Report on Form 10-K for the year ended March 31, 2014 for details on the $26.0 million impairment charge recorded in the year ended March 31, 2014.
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
During the years ended March 31, 2014 and 2013, we recognized research and development tax credits of approximately $1.2 million and $1.5 million, respectively. The Company also claimed the qualified production activities deduction under Section 199 of the IRC of approximately $3.2 million and $9.0 million (pre-tax) during the years ended March 31, 2014 and 2013, respectively. Research and development credits and the qualified production activities income deduction calculated by us involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provision. We expect to receive the full benefit of the deferred tax assets recorded with the exception of a specific state tax credit for which we have recorded a valuation allowance.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the years ended March 31, 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Cash and cash equivalents and marketable securities	$130,585	$113,801	$118,011
Net increase (decrease) in cash and cash equivalents and marketable securities	$16,784	$(4,210)	$(21,420)
Net income	$27,332	$15,680	$42,724
Net cash provided by operating activities	$82,758	$104,051	$68,065
Number of days of sales outstanding (1)	77	87	122
___________________________
(1) Days sales outstanding is equal to accounts receivable divided by average daily revenue.

Cash Flows from Operating Activities
Cash provided by operations has historically been our primary source of cash and has primarily been driven by our net income.

The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended March 31,
	2015	2014	2013
Net income	$27,332	$15,680	$42,724
Non-cash expenses	23,546	54,791	42,824
Cash from net income (as adjusted)	50,878	70,471	85,548
Change in accounts receivable	4,744	37,461	(7,988)
Change in other assets and liabilities	27,136	(3,881)	(9,495)
Net cash provided by operating activities	$82,758	$104,051	$68,065

Net cash provided by operating activities for the year ended March 31, 2015 decreased by $21.3 million to $82.8 million as compared to $104.1 million for the year ended March 31, 2014. The decrease was primarily due to a $32.8 million decline in cash attributable to changes in accounts receivable resulting from a substantial decline in accounts receivable in the prior year due to improved collections and aggressive working capital management and a $19.6 million decline in cash attributable to net income excluding non-cash expenses resulting mostly from the Hospital Solutions Division impairment charge recorded in the prior year period, offset by a $31.0 million increase in cash attributable to changes in other assets and liabilities, related mostly to changes in income taxes receivable and payable.
Net cash provided by operating activities for the year ended March 31, 2014 increased by $36.0 million as compared to $68.1 million for the year ended March 31, 2013. The increase was primarily due to the substantial decrease in accounts receivable during the year ended March 31, 2014 as compared to the year ended March 31, 2013 due to the improved collections and aggressive working capital management noted above.
The Company continues to place strong emphasis on working capital management and collections as reflected by a reduction of days sales outstanding (“DSO”) in comparison to the prior year period. Specifically, DSO decreased to 77 days for the year ended March 31, 2015, as compared to 87 days for the year ended March 31, 2014 and 122 days for the year ended March 31, 2013.
Cash Flows from Investing Activities
Net cash used in investing activities for the years ended March 31, 2015, 2014 and 2013 was $24.5 million, $63.7 million and $53.7 million, respectively. The $39.1 million decrease in net cash used in investing activities for the year ended March 31, 2015 as compared to the prior year period is primarily due to the $35.0 million of cash paid for the acquisition of Mirth in the prior year, a $6.2 million decrease in additions to capitalized software, a $3.3 million decrease in purchases of marketable securities, partially offset by a $4.4 million decrease in proceeds from the sales and maturities of marketable securities.
The $10.0 million increase in net cash used in investing activities for the year ended March 31, 2014 as compared to the year ended March 31, 2013 is primarily due to the $35.0 million of cash paid for the acquisition of Mirth, partially offset by a decrease in additions to capitalized software and equipment and improvements and cash paid for the acquisitions of Poseidon and Matrix in the year ended March 31, 2013.
Cash Flows from Financing Activities
Net cash used in financing activities for the years ended March 31, 2015, 2014 and 2013 was $42.4 million, $43.2 million and $42.9 million, respectively. During the year ended March 31, 2015, we received proceeds of $0.4 million from issuance of shares under employee plans and paid $42.8 million in dividends to shareholders compared to proceeds of $2.2 million from issuance of shares under employee plans, payment of $42.2 million in dividends to shareholders, and payment of $3.4 million in contingent consideration during the year ended March 31, 2014 and proceeds of $0.9 million from issuance of shares under employee plans, payment of $41.5 million in dividends to shareholders and payment of $2.4 million in contingent consideration during the year ended March 31, 2013.
Cash and Cash Equivalents and Marketable Securities
At March 31, 2015, we had combined cash and cash equivalents and marketable securities of $130.6 million, compared to $113.8 million as of March 31, 2014. The increase principally reflects a decline in DSO as compared to the prior year period and a positive impact from changes in other assets and liabilities, related mostly to income taxes receivable and payable.
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
Our investment policy is determined by our Board of Directors. We currently maintain our cash and investments in very liquid short term assets including tax exempt and taxable money market funds, certificates of deposit and short term municipal bonds with average maturities of 365 days or less at the time of purchase. Our Board of Directors continues to review alternate uses for our cash including, but not limited to, payment of a special dividend, initiation of a stock buyback program, an expansion of our investment policy and other items. Additionally, it is possible that we will utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.
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
On May 20, 2015, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of June 12, 2015 with an expected distribution date on or about July 6, 2015.
Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 28, 2014	June 13, 2014	July 3, 2014	$0.175
July 23, 2014	September 12, 2014	October 3, 2014	0.175
October 22, 2014	December 12, 2014	January 2, 2015	0.175
January 21, 2015	March 13, 2015	April 3, 2015	0.175
Fiscal year 2015			$0.70
May 22, 2013	June 14, 2013	July 5, 2013	$0.175
July 24, 2013	September 13, 2013	October 4, 2013	0.175
October 23, 2013	December 13, 2013	January 3, 2014	0.175
January 22, 2014	March 14, 2014	April 4, 2014	0.175
Fiscal year 2014			$0.70
May 24, 2012	June 15, 2012	July 3, 2012	$0.175
July 25, 2012	September 14, 2012	October 5, 2012	0.175
October 25, 2012	December 14, 2012	December 28, 2012	0.175
January 23, 2013	March 15, 2013	April 5, 2013	0.175
Fiscal year 2013			$0.70

Management believes that its cash, cash equivalents and marketable securities on hand at March 31, 2015, together with its cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements as well as any dividends to be paid in the ordinary course of business for the next twelve months. Our Board of Directors will continue to evaluate the strategic use of our cash towards payment of dividends in light of both working capital and capital expenditure requirements.
Contractual Obligations
The following table summarizes our significant contractual obligations at March 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2016	2017	2018	2019	2020	2021 and beyond
Operating lease obligations	$47,784	$7,461	$7,602	$7,641	$4,628	$3,572	$16,880
Contingent consideration and other acquisition related liabilities (excluding share-based payments)	1,400	700	700	—	—	—	—
Total	$49,184	$8,161	$8,302	$7,641	$4,628	$3,572	$16,880

The deferred compensation liability as of March 31, 2015 was $5.8 million, which is not included in the table above as the timing of future benefit payments to employees is not readily determinable.
The uncertain tax position liability as of March 31, 2015 was $3.8 million, which is not included in the table above as the timing of expected payments is not readily determinable.

New Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
There is little to no market risk as we currently maintain our cash and investments in very liquid short term assets including tax exempt and taxable money market funds, certificates of deposit and short term municipal bonds with average maturities of 365 days or less at the time of purchase.
Although we have international operations, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See our consolidated financial statements identified in the Index to Financial Statements appearing under “Item 15. Exhibits and Financial Statement Schedules” of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of March 31, 2015, the end of the period covered by this Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 in making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in Item 15 of Part IV of this Report, "Exhibits and Financial Statement Schedules."

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2015, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management, including our Chief Executive Officer and Interim Chief Financial Officer, has concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Shareholders’ Meeting to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Shareholders’ Meeting to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	53

Consolidated Balance Sheets as of March 31, 2015 and 2014	54

Consolidated Statements of Comprehensive Income — Years Ended March 31, 2015, 2014 and 2013	55

Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2015, 2014 and 2013	57

Consolidated Statements of Cash Flows — Years Ended March 31, 2015, 2014 and 2013	58

Notes to Consolidated Financial Statements	59

(2) The following supplementary financial statement schedule of Quality Systems, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

Schedule II — Valuation and Qualifying Accounts	80

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

Index to Exhibits	81

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	Share Purchase Agreement by and among Quality Systems, Inc., each of the shareholders of Mirth Corporation identified on Annex A thereto, and Jon Teichrow dated as of September 9, 2013		10-Q	2.1	October 31, 2013

3.1	Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989(Registration No. 333-00161)		S-1	3.1	January 11, 1996

3.2	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005		10-K	3.1.1	June 14, 2005

3.3	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005		8-K	3.01	October 11, 2005

3.4	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006		8-K	3.1	March 6, 2006

3.5	Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008		8-K	3.1	October 31, 2008

3.6	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2011		8-K	3.1	October 6, 2011

10.1*	Form of Non-Qualified Stock Option Agreement for Amended and Restated 1998 Stock Option Plan		10-Q	10.2	December 23, 2004

10.2*	Form of Incentive Stock Option Agreement for Amended and Restated 1998 Stock Option Plan		10-Q	10.1	December 23, 2004

10.3*	Amended and Restated 1998 Stock Option Plan		10-K	10.10.1	June 14, 2005

10.4*	Second Amended and Restated 2005 Stock Option and Incentive Plan		DEF14A	Appendix I	July 1, 2011

10.5*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.2	June 5, 2007

10.6*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.3	June 5, 2007

10.7*	Employment Agreement with Steven Plochocki		8-K	10.1	August 12, 2008

10.8*	2009 Quality Systems, Inc. Amended and Restated Deferred Compensation Plan.		10-K	10.8	May 30, 2013

10.9*	Form of Outside Directors Amended and Restated Restricted Stock Agreement		8-K	10.2	February 2, 2010

10.10*	Form of Outside Director's Restricted Stock Unit Agreement		8-K	10.1	August 15, 2011

10.11*	Employment Arrangement dated September 19, 2012 between Quality Systems, Inc., and Daniel Morefield		8-K	10.1	September 25, 2012

10.12*	Form of Indemnification Agreement		8-K	10.1	January 28, 2013

10.13*	Form of Executive Officer Restricted Stock Agreement		8-K	10.2	May 28, 2013

10.14*	Description of 2014 Director Compensation Program		8-K	10.3	May 28, 2013

10.15	Agreement by and among Quality Systems, Inc., the Clinton Group, Inc. and certain of its affiliates, dated as of July 17, 2013		8-K	10.1	July 17, 2013

10.16*	Description of 2015 Director Compensation Program		8-K	10.1	May 29, 2014

10.17*	Form of Performance-Based Restricted Stock Unit Agreement.		10-K	10.17	May 29, 2014

21	List of subsidiaries.	X

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.	X

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation
____________________

*	This exhibit is a management contract or a compensatory plan or arrangement.

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

By:	/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer (Principal Executive Officer)

By:	/s/ John K. Stumpf
John K. Stumpf
Interim Chief Financial Officer (Principal Accounting Officer)

Date: May 22, 2015
KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Steven T. Plochocki and John K. Stumpf, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon Razin	Chairman of the Board and Director	May 22, 2015
Sheldon Razin

/s/ Steven T. Plochocki	Chief Executive Officer (Principal Executive Officer) and Director	May 22, 2015
Steven T. Plochocki

/s/ John K. Stumpf	Interim Chief Financial Officer (Principal Accounting Officer)	May 22, 2015
John K. Stumpf

/s/ Craig Barbarosh	Director	May 22, 2015
Craig Barbarosh

/s/ George Bristol	Director	May 22, 2015
George Bristol

/s/ James Malone	Director	May 22, 2015
James Malone

/s/ Morris Panner	Director	May 22, 2015
Morris Panner

/s/ Russell Pflueger	Director	May 22, 2015
Russell Pflueger

/s/ Lance Rosenzweig	Director	May 22, 2015
Lance Rosenzweig

/s/ Jeffrey H. Margolis	Director	May 22, 2015
Jeffrey H. Margolis

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Quality Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Quality Systems, Inc. and its subsidiaries at March 31, 2015 and March 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Orange County, California
May 22, 2015

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2015	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$118,993	$103,145
Restricted cash and cash equivalents (Note 2)	2,419	4,351
Marketable securities	11,592	10,656
Accounts receivable, net (Note 9)	107,669	113,268
Inventories	622	834
Income taxes receivable	3,147	8,366
Deferred income taxes, net	24,080	21,531
Other current assets	11,535	11,135
Total current assets	280,057	273,286
Equipment and improvements, net	20,807	22,801
Capitalized software costs, net	40,397	39,152
Intangibles, net	27,689	33,016
Goodwill	73,571	72,804
Other assets	18,000	10,292
Total assets	$460,521	$451,351
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,018	$7,888
Deferred revenue	66,343	71,077
Accrued compensation and related benefits	24,051	15,953
Income taxes payable	10,048	—
Dividends payable	10,700	10,686
Other current liabilities	33,924	21,369
Total current liabilities	155,084	126,973
Deferred revenue, net of current	1,349	2,187
Deferred compensation	5,750	4,809
Other noncurrent liabilities	14,798	22,292
Total liabilities	176,981	156,261
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 60,303 and 60,206 shares at March 31, 2015 and 2014, respectively	603	602
Additional paid-in capital	198,650	194,739
Accumulated other comprehensive loss	(192)	(182)
Retained earnings	84,479	99,931
Total shareholders’ equity	283,540	295,090
Total liabilities and shareholders’ equity	$460,521	$451,351

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2015	2014	2013
Revenues:
Software and hardware	$61,373	$60,834	$88,572
Implementation and training services	23,648	25,948	35,008
System sales	85,021	86,782	123,580
Maintenance	169,219	160,060	156,771
Electronic data interchange services	76,358	67,295	59,709
Revenue cycle management and related services	74,237	62,976	59,219
Other services	85,390	67,554	60,950
Maintenance, EDI, RCM and other services	405,204	357,885	336,649
Total revenues	490,225	444,667	460,229
Cost of revenue:
Software and hardware	24,693	44,226	21,750
Implementation and training services	23,902	29,681	30,896
Total cost of system sales	48,595	73,907	52,646
Maintenance	28,866	22,590	20,316
Electronic data interchange services	48,244	42,567	38,350
Revenue cycle management and related services	54,406	46,203	43,324
Other services	43,053	34,896	35,016
Total cost of maintenance, EDI, RCM and other services	174,569	146,256	137,006
Total cost of revenue	223,164	220,163	189,652
Gross profit	267,061	224,504	270,577
Operating expenses:
Selling, general and administrative	158,172	149,214	148,353
Research and development costs	69,240	41,524	30,865
Amortization of acquired intangible assets	3,693	4,805	4,859
Impairment of goodwill and other assets	—	5,873	17,400
Total operating expenses	231,105	201,416	201,477
Income from operations	35,956	23,088	69,100
Interest income (expense), net	(230)	269	(107)
Other expense, net	(62)	(356)	(79)
Income before provision for income taxes	35,664	23,001	68,914
Provision for income taxes	8,332	7,321	26,190
Net income	$27,332	$15,680	$42,724

Other comprehensive income (loss):
Foreign currency translation (net of tax)	(117)	(107)	34
Unrealized gain (loss) on marketable securities (net of tax)	107	(64)	—
Comprehensive income	$27,322	$15,509	$42,758
Net income per share:
Basic	$0.45	$0.26	$0.72
Diluted	$0.45	$0.26	$0.72
Weighted-average shares outstanding:

Basic	60,259	59,918	59,392
Diluted	60,849	60,134	59,462
Dividends declared per common share	$0.70	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2012	59,180	$592	$169,033	$125,597	$(45)	$295,177
Common stock issued under stock plans, net of shares withheld for employee taxes	83	1	947	—	—	948
Common stock issued for earnout settlement	165	1	2,999	—	—	3,000
Common stock issued for acquisitions	115	1	4,594	—	—	4,595
Tax deficiency resulting from exercise of stock options	—	—	(157)	—	—	(157)
Stock-based compensation	—	—	2,327	—	—	2,327
Dividends declared	—	—	—	(41,599)	—	(41,599)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	34	34
Net income	—	—	—	42,724	—	42,724
Balance, March 31, 2013	59,543	595	179,743	126,722	(11)	307,049
Common stock issued under stock plans, net of shares withheld for employee taxes	167	2	2,199	—	—	2,201
Common stock issued for earnout settlement	62	1	1,375	—	—	1,376
Common stock issued for acquisitions	434	4	9,269	—	—	9,273
Tax deficiency resulting from exercise of stock options	—	—	(337)	—	—	(337)
Stock-based compensation	—	—	2,490	—	—	2,490
Dividends declared	—	—	—	(42,471)	—	(42,471)
Components of other comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	(64)	(64)
Translation adjustments	—	—	—	—	(107)	(107)
Net income	—	—	—	15,680	—	15,680
Balance, March 31, 2014	60,206	602	194,739	99,931	(182)	295,090
Common stock issued under stock plans, net of shares withheld for employee taxes	79	1	383	—	—	384
Common stock issued for earnout settlement	18	—	284	—	—	284
Tax deficiency resulting from exercise of stock options	—	—	(228)	—	—	(228)
Stock-based compensation	—	—	3,472	—	—	3,472
Dividends declared	—	—	—	(42,784)	—	(42,784)
Components of other comprehensive gain (loss):
Unrealized gain on marketable securities	—	—	—	—	107	107
Translation adjustments	—	—	—	—	(117)	(117)
Net income	—	—	—	27,332	—	27,332
Balance, March 31, 2015	60,303	$603	$198,650	$84,479	$(192)	$283,540

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$27,332	$15,680	$42,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,323	8,069	6,928
Amortization of capitalized software costs	12,817	12,338	9,668
Amortization of other intangibles	7,127	8,330	7,559
Loss on disposal of equipment and improvements	51	192	—
Provision for bad debts	855	1,467	6,885
Provision for inventory obsolescence	25	—	193
Share-based compensation	3,472	2,490	2,327
Deferred income taxes	(12,061)	(3,984)	(9,565)
Excess tax benefit from share-based compensation	—	(183)	157
Change in fair value of contingent consideration	1,937	101	1,272
Impairment of goodwill and other assets	—	25,971	17,400
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	4,744	37,461	(7,988)
Inventories	187	(81)	339
Other current assets	35	3,985	(4,049)
Other assets	(1,052)	(1,662)	(2,777)
Accounts payable	1,281	(4,170)	6,223
Deferred revenue	(5,610)	1,036	(17,993)
Accrued compensation and related benefits	8,098	4,038	45
Income taxes receivable and payable	18,178	(9,227)	3,710
Other current liabilities	5,081	211	9,079
Deferred compensation	941	1,000	312
Other noncurrent liabilities	(3)	989	(4,384)
Net cash provided by operating activities	82,758	104,051	68,065
Cash flows from investing activities:
Additions to capitalized software costs	(14,601)	(20,784)	(29,455)
Additions to equipment and improvements	(6,531)	(7,934)	(9,969)
Proceeds from sales and maturities of marketable securities	11,077	15,475	4,960
Purchases of marketable securities	(12,123)	(15,386)	(12,084)
Purchase of Poseidon	—	—	(2,033)
Purchase of Matrix	—	—	(5,073)
Purchase of Mirth	—	(35,033)	—
Purchase of Gennius	(2,345)	—	—
Net cash used in investing activities	(24,523)	(63,662)	(53,654)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	—	183	84
Proceeds from issuance of shares under employee plans	383	2,200	948
Dividends paid	(42,770)	(42,203)	(41,535)
Payment of contingent consideration related to acquisitions	—	(3,423)	(2,353)
Net cash used in financing activities	(42,387)	(43,243)	(42,856)
Net increase (decrease) in cash and cash equivalents	15,848	(2,854)	(28,445)
Cash and cash equivalents at beginning of period	103,145	105,999	134,444
Cash and cash equivalents at end of period	$118,993	$103,145	$105,999
QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	Fiscal Year Ended March 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$2,523	$20,443	$31,656
Non-cash investing and financing activities:
Tenant improvement allowance received from landlord	$—	$—	$965
Common stock issued at fair value for ViaTrack earnout settlement	$—	$—	$3,000
Dividends declared but not paid	$10,700	$10,686	$10,418
Unpaid additions to equipment and improvements	$849	$419	$—
Effective March 11, 2015, the Company acquired Gennius in a transaction summarized as follows:
Fair value of assets acquired	$2,571	$—	$—
Cash paid	(2,345)	—	—
Liabilities assumed	$226	$—	$—
Effective September 9, 2013, the Company acquired Mirth in a transaction summarized as follows:
Fair value of assets acquired	$—	$62,787	$—
Cash paid	—	(35,033)	—
Common stock issued at fair value	—	(7,882)	—
Fair value of contingent consideration	—	(13,307)	—
Liabilities assumed	$—	$6,565	$—
Effective May 1, 2012, the Company acquired Poseidon in a transaction summarized as follows:
Fair value of assets acquired	$—	$—	$2,551
Cash paid	—	—	(2,033)
Purchase price holdback	—	—	(500)
Liabilities assumed	$—	$—	$18
Effective April 16, 2012, the Company acquired Matrix in a transaction summarized as follows:
Fair value of assets acquired	$—	$—	$14,587
Cash paid	—	—	(5,073)
Common stock issued at fair value	—	—	(3,953)
Purchase price holdback	—	—	(853)
Fair value of contingent consideration	—	—	(2,862)
Fair value of non-compete agreement (liability)	—	—	(1,100)
Liabilities assumed	$—	$—	$746

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 and 2014
(In thousands, except shares and per share data)

1. Organization of Business
Description of Business
Quality Systems, Inc. ("QSI") and its wholly-owned subsidiaries operate as four business divisions (each, a "Division") which are comprised of: (i) the QSI Dental Division, (ii) the NextGen Division, (iii) the Hospital Solutions Division and (iv) the RCM Services Division. QSI also includes a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”) (collectively, with QSI and the four Divisions, the "Company"). The Company primarily derives revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add-on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). The Company's systems and services provide its customers with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing its proprietary software in combination with third party hardware and software solutions, the Company's products enable the integration of a variety of administrative and clinical information operations. The Company's scalable interoperability and population health offerings help to improve care collaboration, quality and safety. Enabled by the Company's interoperability solutions, data-driven patient population healthcare management decisions can assist in creating more desirable operational, clinical, and financial outcomes that substantiate the value of patient-centered and accountable care models.
The Company was founded with an early focus on providing information systems to dental group practices. This focus area would later become the QSI Dental Division. In the mid-1980’s, the Company capitalized on the increasing focus on medical cost containment and further expanded its information processing systems to serve the ambulatory market. In the mid-1990’s, the Company made two acquisitions that accelerated its penetration of the ambulatory market and formed the basis for the NextGen Division. In the last few years, the Company acquired several companies, including Sphere Health Systems, Inc. ("Sphere"), Opus Healthcare Solutions, LLC ("Opus"), IntraNexus, Inc. ("IntraNexus"), CQI Solutions, Inc. ("CQI"), ViaTrack Systems, LLC ("ViaTrack"), Matrix Management Solutions, LLC (“Matrix”), and The Poseidon Group ("Poseidon"), as part of its strategy to enhance its EDI and RCM services capabilities as well as expand into the small and specialty hospital market. More recently the Company acquired Mirth Corporation ("Mirth") and Gennius, Inc. ("Gennius"), both of which operate under the NextGen Division. Mirth enhances the Company's current enterprise interoperability initiatives and broadens its accountable and collaborative care, population health, disease management and clinical data exchange offerings. Gennius is expected to enhance the Company's current healthcare data enterprise analytics competencies while broadening business intelligence capabilities for addressing new value-based care requirements. Today, the Company serves the dental, ambulatory, hospital and RCM services markets through its four business Divisions.
The QSI Dental Division, co-located with the Corporate Headquarters in Irvine, California, currently focuses on developing, marketing and supporting software suites sold to dental organizations located throughout the US.
The NextGen Division, with headquarters in Horsham, Pennsylvania and significant locations in Atlanta, Georgia and Costa Mesa, California, provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations.
The Hospital Solutions Division, with its primary location in Austin, Texas, provides integrated clinical, financial and connectivity solutions for rural and community hospitals.
The RCM Services Division, with locations in St. Louis, Missouri, North Canton, Ohio, South Jordan, Utah and Hunt Valley, Maryland, focuses primarily on providing physician practices with RCM services, primarily billing and collection services for medical practices. This Division combines a web-delivered Software as a Service ("SaaS") model and the Company's practice management software platform to execute its service offerings.
QSIH, located in Bangalore, India, functions as the Company's India-based captive entity to offshore technology application development and business processing services.
A growing number of customers are simultaneously utilizing software or services from more than one of the Company's four Divisions. In an effort to further enhance the Company's ability to cross sell products and services between Divisions, the Company in the process of further integrating its ambulatory and hospital products to provide a more robust and comprehensive platform to offer customers. To achieve greater efficiency and integration within the Company's operations, the divisional sales, marketing, information services, and software development responsibilities have been consolidated into single company-wide roles. The Divisions also share the resources of a “corporate office,” which includes a variety of accounting and other administrative functions. The Company continues to evaluate its organizational structure with the objective of achieving greater synergies and further integration of its products and services, including software implementation and customer support functions.

2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consists of NextGen Healthcare Information Systems, LLC (“NextGen”), NextGen RCM Services, LLC, QSI

Management, LLC, Quality Systems India Healthcare Private Limited (“QSIH”), ViaTrack Systems, LLC (“ViaTrack”), Matrix Management Solutions, LLC ("Matrix"), Mirth LLC and Mirth Limited ("Mirth"), and Gennius, Inc. ("Gennius") (collectively, the “Company”). Gennius is included in the consolidated financial statements from the date of acquisition (March 11, 2015). All intercompany accounts and transactions have been eliminated.
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
Revision. The accompanying consolidated statements of cash flows for the years ended March 31, 2014 and 2013 have been retrospectively revised to reflect proceeds from sales and maturities of marketable securities and purchases of marketable securities as investing activities rather than operating activities, which resulted in a decrease of $89 in cash provided by operating activities for the year ended March 31, 2014 and a corresponding decrease in cash used in investing activities and an increase of $24 in cash provided by operating activities for the year ended March 31, 2013 and a corresponding increase in cash used in investing activities. The Company has evaluated the impact of the revision and determined that it did not have a material impact on any of its prior period annual and interim consolidated financial statements.
The accompanying consolidated balance sheet and notes to the consolidated financial statements as of and for the year ended March 31, 2014 have been retrospectively revised to correct the immaterial misclassification of certain noncurrent deferred income taxes, previously reported within other assets, as current deferred income taxes, and other noncurrent liabilities, which resulted in a $3,206 increase in total assets with a corresponding $3,206 increase to total liabilities. In addition, the Company has retrospectively revised the accompanying consolidated balance sheet, consolidated statement of cash flows, and notes to the consolidated financial statements as of and for the year ended March 31, 2014 for certain immaterial misclassifications affecting accounts receivable and other current liabilities. As a result, total assets and total liabilities increased by $3,087 on the consolidated balance sheet as of March 31, 2014. The revision had no net impact on cash provided by operating activities on the consolidated statement of cash flows for the year ended March 31, 2014. The Company has evaluated the impact of the revision and determined that it did not have a material impact on any of its prior period annual and interim consolidated financial statements.
Revenue Recognition. The Company generates revenue from the sale of licensing rights to its software products directly to end-users and value-added resellers. The Company also generates revenue from sales of hardware and third party software, implementation and training, electronic data interchange (“EDI”), revenue cycle management ("RCM"), maintenance, and other services, including subscriptions, consulting, and hosting services, performed for customers who license its products.
A typical system contract contains multiple elements of the above items. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of those elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. The Company generally establishes VSOE for the related undelivered elements based on the bell-shaped curve method. VSOE is established on maintenance for the Company's largest customers based on stated renewal rates only if the rate is determined to be substantive and falls within the Company's customary pricing practices.
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
Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collection risk is high, the revenue is deferred until collection occurs. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. Fees which are considered fixed or determinable at the inception of the Company's arrangements must be negotiated at the outset of an arrangement and generally be based on the specific volume of products to be delivered without being subject to change based on variable pricing mechanisms such as the number of units copied or distributed or the expected number of users.
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
The Company has historically offered short-term rights of return in certain sales arrangements. If the Company is able to estimate returns for these types of arrangements, revenue is recognized, net of an allowance for returns, and these arrangements are recorded in the consolidated financial statements. If the Company is unable to estimate returns for these types of arrangements, revenue is not recognized until the rights of return expire, provided also, that all other criteria for revenue recognition have been met.
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
Revenue from services are recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period. Revenue from EDI and other transaction processing services are recognized at the time services are provided and billed to customers. RCM service revenue is derived from services fees, which include amounts charged for ongoing billing, collections, and other related services, and are generally billed to the customer as a percentage of total customer collections. The Company does not recognize revenue for services fees until these collections are made by the customer as the services fees are not fixed or determinable until such time.
Revenue is divided into two categories, “system sales” and “maintenance, EDI, RCM and other services.” Revenue in the system sales category includes software license fees, third party hardware and software and implementation and training services related to the purchase of the Company's software systems. Revenue in the maintenance, EDI, RCM and other services category includes maintenance, EDI, RCM services, consulting services, annual third party license fees, subscriptions, hosting services, SaaS fees and other services revenue.
Cash and Cash Equivalents. Cash and cash equivalents generally consist of cash, money market funds and short-term U.S. Treasury securities with maturities of 90 days or less at the time of purchase. The Company had cash deposits at U.S. banks and financial institutions at March 31, 2015 of which $117,909 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. The Company is exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, the Company does not anticipate nonperformance by these institutions.
The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk.
Restricted Cash and Cash Equivalents. Restricted cash and cash equivalents consist of cash which is being held by the Company acting as an agent for the disbursement of certain state social services programs. The Company records an offsetting “Care Services liability” (see also Note 9) when it initially receives such cash from the government social service programs and relieves both restricted cash and cash equivalents and the Care Services liability when amounts are disbursed. The Company earns an administrative fee which is based on a percentage of funds disbursed on behalf of certain government social service programs.
Marketable Securities. Marketable securities are classified as available-for-sale and are recorded at fair value, based on quoted market rates when observable or valuation analysis when appropriate. Unrealized gains and losses, are included in shareholders’ equity. Realized gains and losses on investments are included in other income (expense).
Accounts Receivable Reserves. The Company maintains reserves for potential sales returns and other uncollectible accounts receivable. In aggregate, such reserves reduce the Company's gross accounts receivable to its estimated net realizable value.
Sales return reserves, which include reserves for returns and other credits, are established based upon the rate of historical returns by revenue type in relation to the corresponding gross revenues. Allowances for doubtful accounts and other uncollectible accounts receivable related to estimated losses resulting from customers’ inability to make required payments are established based on our historical experience of bad debt expense and the aging of accounts receivable balances, net of deferred revenue and specifically reserved accounts. Specific reserves are based on an estimate of the probability of collection for certain troubled accounts. Accounts are written off as uncollectible only after the Company has expended extensive collection efforts.
Inventories. Inventories consist of hardware for specific customer orders and spare parts and are valued at lower of cost (first-in, first-out) or market. The Company provides a reserve to reduce inventory to its net realizable value.
Equipment and Improvements. Equipment and improvements are stated at cost less accumulated depreciation and amortization. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation and amortization of equipment and improvements are recorded over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives generally have the following ranges:

●	Computer equipment	3-5 years
●	Furniture and fixtures	3-7 years
●	Leasehold improvements	lesser of lease term or estimated useful life of asset

Costs incurred to develop internal-use software during the application development stage are capitalized, stated at cost, and amortized using the straight-line method over the estimated useful lives of the assets, which is typically three to seven years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred.
Software Development Costs. Development costs, consisting primarily of employee salaries and benefits, incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional external software development costs are capitalized. Amortization of capitalized software is recorded using the greater of the ratio of current revenues to the total of current and expected revenues of the related product or the straight-line method over the estimated economic life of the related product, which is typically three years. The Company provides support services on the current and prior two versions of its software. The Company performs ongoing reviews of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its capitalized software costs.
Business Combinations. In accordance with the accounting for business combinations, the Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation methodology contains uncertainties because it requires the Company to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, intangible assets, goodwill, and contingent consideration liabilities. The Company estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses depending on the nature of the assets being sold. The Company estimates the fair value of the contingent consideration liabilities based on the probability of achieving certain business milestones and/or management's forecast of expected results. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. Any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of comprehensive income.
Goodwill. Goodwill acquired in a business combination is measured as the excess of the purchase price, or consideration transferred, over the net acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is not amortized as it has been determined to have an indefinite useful life. The Company tests goodwill for impairment annually during its first fiscal quarter, referred to as the annual test date, and determined that there was no impairment to its goodwill as of June 30, 2014. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit.
During the year ended March 31, 2015, the Company has not identified any events or circumstances that would require an interim goodwill impairment test. See Note 6.
Intangible Assets. Intangible assets consist of customer relationships, trade names and contracts and certain software technology. These intangible assets are recorded at fair value and are stated net of accumulated amortization. The Company currently amortizes the intangible assets over periods ranging from six months to ten years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. The Company assesses the recoverability of intangible assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, impairment has been incurred and a loss is recognized to reduce the carrying value of the intangible assets to fair value, which is determined by discounting estimated future cash flows. In addition to the impairment assessment, the Company routinely reviews the remaining estimated lives of its intangible assets.
The Company has determined that there was no impairment to its intangible assets during the year ended March 31, 2015.
Long-Lived Assets. The Company assesses the recoverability of long-lived assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows. In addition to the impairment assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets.
The Company has determined that there was no impairment to its long-lived assets during the year ended March 31, 2015.
Income Taxes. Income taxes are provided based on current taxable income and the future tax consequences of temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. At each reporting period, the Company assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income and adjusts the related valuation allowance as necessary. The Company makes a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. The assumptions and estimates consider the taxing jurisdiction in which the Company operates as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions and future projected profitability based on the Company's interpretation of existing facts and circumstances.
Advertising Costs. Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $7,079, $5,600 and $6,499 for the years ended March 31, 2015, 2014 and 2013, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.
Earnings per Share. The Company provides dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares below are in thousands.

	Fiscal Year Ended March 31,
	2015	2014	2013
Net income	$27,332	$15,680	$42,724
Basic net income per share:
Weighted-average shares outstanding — Basic	60,259	59,918	59,392
Basic net income per common share	$0.45	$0.26	$0.72
Net income	$27,332	$15,680	$42,724
Diluted net income per share:
Weighted-average shares outstanding — Basic	60,259	59,918	59,392
Effect of potentially dilutive securities	590	216	70
Weighted-average shares outstanding — Diluted	60,849	60,134	59,462
Diluted net income per common share	$0.45	$0.26	$0.72

The computation of diluted net income per share does not include 1,656, 1,355 and 966 options for the years ended March 31, 2015, 2014 and 2013, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
Share-Based Compensation. The Company estimates the fair value of stock options on the date of grant using the Black Scholes option-pricing model. Expected term is estimated based upon the historical exercise behavior and represents the period of time that options granted are expected to be outstanding. Volatility is estimated by using the weighted-average historical volatility of the Company’s common stock, which approximates expected volatility. The risk free rate is the implied yield available on the U.S. Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. The Black Scholes model utilizes those inputs to determine the estimated fair value. The fair value of the portion of the award that is ultimately expected to vest is recognized ratably as expense over the requisite service period in the Company’s consolidated statements of comprehensive income.
Share-based compensation is adjusted on a monthly basis for changes to estimated forfeitures based on a review of historical forfeiture activity. To the extent that actual forfeitures differ, or are expected to differ, from the estimate, share-based compensation expense is adjusted accordingly. The effect of the forfeiture adjustments for years ended March 31, 2015, 2014 and 2013 was not significant.
Share-based compensation expense associated with the restricted performance shares with market conditions under our executive compensations plans is based on the grant date fair value measured at the underlying closing share price on the date of grant using a Monte Carlo-based valuation model.
See Note 12 for additional details regarding the Company's share-based awards.

The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for years ended March 31, 2015, 2014 and 2013:

	Fiscal Year Ended March 31,
	2015	2014	2013
Costs and expenses:
Cost of revenue	$373	$348	$201
Research and development costs	396	323	230
Selling, general and administrative	2,703	1,819	1,896
Total share-based compensation	3,472	2,490	2,327
Income tax benefit	(1,054)	(794)	(726)
Decrease in net income	$2,418	$1,696	$1,601

Sales Taxes. The Company records revenue net of sales tax obligation in the consolidated statements of income.
Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, VSOE, accounts receivable reserves, software development costs, contingent consideration liabilities, goodwill, intangible assets, and income taxes and related credits and deductions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

3. Cash and Cash Equivalents
At March 31, 2015 and 2014, the Company had cash and cash equivalents of $118,993 and $103,145, respectively. Cash and cash equivalents consist of cash, money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days. The money market fund in which the Company holds a portion of its cash invests in only investment grade money market instruments from a variety of industries, and therefore bears relatively low market risk.

4. Fair Value Measurements
The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2015 and March 31, 2014:

	Balance at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents (1)	$118,993	$118,993	$—	$—
Restricted cash and cash equivalents	2,419	2,419	—	—
Marketable securities (2)	11,592	11,592	—	—
	$133,004	$133,004	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$16,155	—	$—	$16,155
	$16,155	$—	$—	$16,155

	Balance at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents (1)	$103,145	$103,145	$—	$—
Restricted cash and cash equivalents	4,351	4,351	—	—
Marketable securities (2)	10,656	10,656	—	—
	$118,152	$118,152	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$14,913	$—	$—	$14,913
	$14,913	$—	$—	$14,913
____________________

(1)	Cash equivalents consist of money market funds.

(2)	Marketable securities consist of money market instruments and fixed-income securities, including certificates of deposit, corporate bonds and notes, and municipal securities.
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
The following table presents activity in the Company's financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2015:

Total Liabilities
Balance at March 31, 2013	$5,336
Acquisitions	13,307
Earnout payments	(3,831)
Fair value adjustments	101
Balance at March 31, 2014	$14,913
Earnout payments	(695)
Fair value adjustments	1,937
Balance at March 31, 2015	$16,155

Non-Recurring Fair Value Measurements
The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the year ended March 31, 2015, there were no adjustments to fair value of such assets, except for the intangible assets acquired from Gennius (see Note 5).

5. Business Combinations
Acquisition of Gennius
On March 11, 2015, the Company acquired Gennius, a leading provider of healthcare data analytics. The preliminary Gennius purchase price totaled $2,345. The Company accounted for the Gennius acquisition as a purchase business combination. The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach. Goodwill arising from the acquisition of Gennius was determined as the excess of the preliminary purchase price over the net acquisition date fair values of the acquired assets and the liabilities assumed, and is not deductible for tax purposes. The Gennius goodwill represents the expected future synergies resulting from the integration of the Gennius healthcare data analytics technology, which will enhance the Company's current enterprise analytics competencies and broaden its business intelligence capabilities for addressing new value-based care requirements. Gennius operates under the NextGen Division.
The total preliminary purchase price for the Gennius acquisition during the year ended March 31, 2015 is summarized as follows:

Gennius
Total preliminary cash purchase price	$2,345

The following table summarizes the preliminary purchase price allocation for the Gennius acquisition:

Gennius
Fair value of the net tangible assets acquired and liabilities assumed:
Other assets	$4
Deferred revenues	(37)
Other liabilities	(189)
Total net tangible assets acquired and liabilities assumed	(222)
Fair value of identifiable intangible assets acquired:
Software technology	1,800
Goodwill	767
Total identifiable intangible assets acquired	2,567
Total preliminary purchase price	$2,345

The actual results to date and pro forma effects of the Gennius acquisition would not have been material to the Company’s results of operations and are therefore not presented.

Acquisition of Mirth
On September 9, 2013, the Company acquired 100% of the outstanding capital stock of Mirth, a global leader in health information technology that helps clients achieve interoperability. The acquisition enhances the Company’s current enterprise interoperability initiatives and broadens its accountable and collaborative care, population health, disease management and clinical data exchange offerings. The Mirth purchase price totaled $56,222, which included share-based contingent consideration with an estimated fair value of $13,307 payable over a three year period subject to achievement of certain strategic milestones. The share-based contingent consideration was adjusted by a $5,239 fair value discount, which is being amortized over the three year achievement period. The goodwill arising from the acquisition of Mirth represents the opportunity for the Company to sell Mirth-powered health information technology solutions as a complement to its other products as well as other expected future market participant synergies and is expected to be deductible for income tax purposes over a period of 15 years. Mirth operates under the NextGen Division.
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

6. Goodwill
The Company does not amortize goodwill as it has been determined to have an indefinite useful life.
Goodwill by reportable segment consists of the following:

	March 31, 2014	Acquisitions	March 31, 2015
QSI Dental Division (1)	$7,289	$—	$7,289
NextGen Division	33,225	767	33,992
Hospital Solutions Division (2)	—	—	—
RCM Services Division	32,290	—	32,290
Total goodwill	$72,804	$767	$73,571
_______________________
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
(2) The gross carrying amount of goodwill and corresponding accumulated impairment losses for the Hospital Solutions division were $21,323 for the years ended March 31, 2015 and 2014.

7. Intangible Assets
In connection with the Gennius acquisition, the Company recorded $1,800 of intangible assets related to software technology. The Company is amortizing the software technology over ten years. The weighted average amortization period for the total amount of intangible assets acquired is 10 years.

The Company’s definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	March 31, 2015
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$25,310	$50,728
Accumulated amortization	(14,986)	(2,159)	(5,894)	(23,039)
Net intangible assets	$7,064	$1,209	$19,416	$27,689

	March 31, 2014
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$23,510	$48,928
Accumulated amortization	(11,837)	(1,599)	(2,476)	(15,912)
Net intangible assets	$10,213	$1,769	$21,034	$33,016

Amortization expense related to customer relationships and trade name and contracts that is included as operating expenses in the consolidated statements of comprehensive income was $3,709, $4,671 and $4,633 for the years ended March 31, 2015, 2014 and 2013, respectively. Amortization expense related to software technology that is included in cost of revenue for software and hardware was $3,418, $3,659 and $2,926 for the years ended March 31, 2015, 2014 and 2013, respectively.
The following table represents the remaining estimated amortization of definite-lived intangible assets as of March 31, 2015:

For the year ended March 31,
2016	$7,204
2017	6,733
2018	4,481
2019	3,697
2020	3,352
2021 and beyond	$2,222
Total	$27,689

8. Capitalized Software Costs
The Company’s capitalized software development costs are summarized as follows:

	March 31, 2015	March 31, 2014
Gross carrying amount	$113,955	$100,455
Accumulated amortization	(73,558)	(61,303)
Net capitalized software costs	$40,397	$39,152

Amortization expense related to capitalized software costs was $12,817, $12,338 and $9,668 for the years ended March 31, 2015, 2014 and 2013, respectively.

The following table represents the remaining estimated amortization of capitalized software costs as of March 31, 2015. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2016	$11,200
2017	10,600
2018	5,500
2019	4,800
2020	4,700
2021 and beyond	$3,597
Total	$40,397

9. Composition of Certain Financial Statement Captions
Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	March 31, 2015	March 31, 2014
Accounts receivable, gross	$119,807	$130,093
Sales return reserve	(8,835)	(10,530)
Allowance for doubtful accounts	(3,303)	(6,295)
Accounts receivable, net	$107,669	$113,268

Inventories are summarized as follows:

	March 31, 2015	March 31, 2014
Computer systems and components	$622	$834

Equipment and improvements are summarized as follows:

	March 31, 2015	March 31, 2014
Computer equipment	$42,668	$37,322
Furniture and fixtures	10,408	9,395
Leasehold improvements	9,767	8,874
	62,843	55,591
Accumulated depreciation and amortization	(42,036)	(32,790)
Equipment and improvements, net	$20,807	$22,801

Current and non-current deferred revenue are summarized as follows:

	March 31, 2015	March 31, 2014
Maintenance	$15,077	$15,482
Professional services	30,340	36,634
Annual license services	11,130	11,176
Undelivered software and other (1)	9,796	7,785
Deferred revenue	$66,343	$71,077
Deferred revenue, net of current	$1,349	$2,187
(1) Includes deferred revenue for Software as a Service ("SaaS") and other subscriptions.

Accrued compensation and related benefits are summarized as follows:

	March 31, 2015	March 31, 2014
Payroll, bonus and commission	$13,505	$6,193
Vacation	10,546	9,760
Accrued compensation and related benefits	$24,051	$15,953

Other current and non-current liabilities are summarized as follows:

	March 31, 2015	March 31, 2014
Contingent consideration and other liabilities related to acquisitions	$9,124	$1,052
Customer credit balances and deposits	4,760	3,163
Accrued legal expense	3,527	170
Accrued consulting	2,603	1,707
Care services liabilities	2,381	4,351
Accrued EDI expense	2,322	1,702
Self insurance reserve	2,290	2,090
Accrued royalties	2,063	1,418
Other accrued expenses	4,854	5,716
Other current liabilities	$33,924	$21,369

Contingent consideration and other liabilities related to acquisitions	$7,581	$14,736
Deferred rent	3,122	3,509
Uncertain tax position and related liabilities	4,095	841
Deferred income taxes, net	—	3,206
Other noncurrent liabilities	$14,798	$22,292

10. Income Tax
The provision for income taxes consists of the following components:

	Fiscal Year Ended March 31,
	2015	2014	2013
Current:
Federal taxes	$18,055	$8,673	$30,382
State taxes	1,887	2,380	5,019
Foreign taxes	262	252	190
Total current taxes	20,204	11,305	35,591
Deferred:
Federal taxes	$(9,804)	$(2,894)	$(8,469)
State taxes	(1,771)	(897)	(742)
Foreign taxes	(297)	(193)	(190)
Total deferred taxes	(11,872)	(3,984)	(9,401)
Provision for income taxes	$8,332	$7,321	$26,190

The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Current:
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	2.0	4.2	4.0
Research and development tax credits	(4.4)	(5.3)	(2.1)
Qualified production activities income deduction	(5.4)	(4.9)	(4.6)
Impairment of goodwill	—	5.7	7.5
Other non-recurring adjustments for State taxes	(1.8)	—	—
Other	(2.0)	(2.9)	(1.8)
Effective income tax rate	23.4%	31.8%	38.0%

During the years ended March 31, 2015, 2014, and 2013, the Company recognized federal research and development tax credits of $1,560, $1,196 and $1,461, respectively, and state research and development tax credits of approximately $380, $251 and $145, respectively. The Internal Revenue Service (“IRS”) statute related to research and development credits expired on December 31, 2013 and was retroactively reinstated through December 31, 2014 in December 2014. The research and development credits claimed by the Company for the year ended March 31, 2015 represent credits for the nine-month period from April 1, 2014 through December 31, 2014.
The Company also claimed the qualified production activities deduction under Section 199 of the Internal Revenue Code (“IRC”) for $5,528, $3,189, and $9,032 (pre-tax) during the years ended March 31, 2015, 2014, and 2013, respectively. The research and development credits and the qualified production activities income deduction calculated by the Company involve certain assumptions and judgments regarding qualification of expenses under the relevant tax code provisions.
The net deferred tax assets and liabilities in the accompanying consolidated balance sheets consist of the following:

	March 31, 2015	March 31, 2014
Deferred tax assets:
Deferred revenue	$11,970	$10,144
Inventory valuation	56	46
Accrued compensation and benefits	7,744	5,219
Deferred compensation	2,342	1,941
Compensatory stock option expense	2,852	2,094
Allowance for doubtful accounts	4,944	6,791
Intangible assets	7,603	6,086
Research and development credit	1,988	2,434
Net operating loss	512	—
Other	3,561	2,992
Total deferred tax assets	43,572	37,747
Deferred tax liabilities:
Accelerated depreciation	$(756)	$(1,582)
Capitalized software	(8,728)	(13,919)
Prepaid expense	(1,321)	(1,199)
State income taxes	(730)	(433)
Total deferred tax liabilities	(11,535)	(17,133)
Valuation allowance	(1,840)	(2,288)
Deferred tax assets, net	$30,197	$18,326

The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items that give rise to the deferred amount. The Company expects to receive the full benefit of the deferred tax assets recorded with the exception of a specific state tax credit for which the Company has recorded a valuation allowance.

Uncertain tax positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded within other noncurrent liabilities in the Company’s consolidated balance sheet, is as follows:

Balance at March 31, 2013	$733
Additions for current/prior year tax positions	405
Reductions for prior year tax positions	(263)
Balance at March 31, 2014	$875
Additions for prior year tax positions	3,106
Reductions for prior year tax positions	(218)
Balance at March 31, 2015	$3,763

During the year ended March 31, 2015, the Company recorded additional liabilities of $3,106 mostly related to various state tax planning benefits recorded in the current year for prior year tax positions. The total amount of unrecognized tax benefit that, if recognized, would decrease the income tax provision is $3,763.
The Company’s practice is to recognize estimated interest and/or penalties related to income tax matters in selling, general and administrative expenses. The Company had approximately $332 and $80 of accrued interest related to income tax matters at March 31, 2015 and 2014, respectively. No penalties were accrued.
The Company is no longer subject to U.S. federal income tax examinations for tax years before 2014. With a few exceptions, the Company is no longer subject to state or local income tax examinations for tax years before 2010. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

11. Employee Benefit Plans
The Company has a 401(k) plan available to substantially all of its employees. Participating employees may defer up to the IRS limit based on the IRC per year. The annual contribution is determined by a formula set by the Company’s Board of Directors and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $949, $820 and $889 were made by the Company to the 401(k) plan for the years ended March 31, 2015, 2014 and 2013, respectively.
The Company has a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee's deferrals together with earnings thereon are accrued as part of the long-term liabilities of the Company. Investment decisions are made by each participating employee from a family of mutual funds. The deferred compensation liability was $5,750 and $4,809 at March 31, 2015 and 2014, respectively. To offset this liability, the Company has purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The Company intends to hold the life insurance policy until the death of the plan participant. The net cash surrender value of the life insurance policies for deferred compensation was $6,004 and $4,865 at March 31, 2015 and 2014, respectively. The values of the life insurance policies and the related Company obligation are included on the accompanying consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. The Company made contributions of $86, $62 and $49 to the Deferral Plan for the years ended March 31, 2015, 2014 and 2013, respectively.

12. Share-Based Awards
Employee Stock Option Plans
In October 2005, the Company's shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that employees and directors of the Company may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expires no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of the Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expires on May 25, 2015, unless terminated earlier by the Board of Directors. As of March 31, 2015, there were 1,636,176 outstanding options, 78,205 outstanding shares of restricted stock, restricted stock units and performance based restricted stock, and 2,298,488 shares available for future grant under the 2005 Plan. On May 20, 2015, the Board of Directors approved a stock option and incentive plan (the “2015 Plan”) subject to shareholder approval at the Company’s 2015

Annual Shareholders’ Meeting. The full text the 2015 Plan will be attached to the Company’s definitive proxy statement for the Company’s 2015 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.
A summary of stock option transactions during the years ended March 31, 2015, 2014 and 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, March 31, 2012	988,337	$32.09
Granted	556,500	27.78
Exercised	(56,366)	16.81		$82
Forfeited/Canceled	(329,288)	31.42
Outstanding, March 31, 2013	1,159,183	$30.54
Granted	469,000	18.78
Exercised	(111,272)	19.78		$264
Forfeited/Canceled	(146,810)	30.28
Outstanding, March 31, 2014	1,370,101	$27.85	5.8
Granted	469,650	15.97	7.2
Forfeited/Canceled	(203,575)	24.85	4.9
Outstanding, March 31, 2015	1,636,176	$24.82	5.5	$8
Vested and expected to vest, March 31, 2015	1,533,192	$25.03	5.5	$8
Exercisable, March 31, 2015	567,886	$30.81	4.1	$—

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options and related share-based compensation with the following assumptions:

	Year Ended	Year Ended	Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013
Expected life	4.8 years	4.9 years	5.0 years
Expected volatility	36.1% - 36.6%	43.4% - 43.7%	41.3% - 45.1%
Expected dividends	4.3% - 4.4%	3.1% - 3.9%	2.4% - 4.0%
Risk-free rate	1.6% - 1.7%	1.0% - 1.5%	0.7% - 0.8%

The weighted-average grant date fair value of stock options granted during the years ended March 31, 2015, 2014 and 2013 was $3.50, $5.20 and $8.22 per share, respectively.

During the years ended March 31, 2015, 2014 and 2013, a total of 469,650, 469,000 and 556,500 options, respectively, were granted under the 2005 Plan at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted under the 2005 Plan during the years ended March 31, 2015, 2014 and 2013 is as follows:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expires
March 11, 2015	10,000	$15.84	Five years	March 11, 2023
September 2, 2014	20,000	$15.63	Five years	September 2, 2022
June 3, 2014	439,650	$15.99	Five years	June 3, 2022
Fiscal year 2015 option grants	469,650

August 15, 2013	85,000	$20.85	Five years	August 15, 2021
July 30, 2013	28,000	$22.59	Five years	July 30, 2021
May 29, 2013	356,000	$17.95	Five years	May 29, 2021
Fiscal year 2014 option grants	469,000

January 23, 2013	40,000	$19.00	Five years	January 23, 2021
November 5, 2012	5,000	$17.68	Five years	November 5, 2020
September 25, 2012	20,000	$18.42	Five years	September 25, 2020
May 24, 2012	346,000	$29.17	Five years	May 24, 2020
May 24, 2012	30,000	$29.17	Four years	May 24, 2020
May 23, 2012	115,500	$29.45	Five years	May 23, 2020
Fiscal year 2013 option grants	556,500
____________________

(1)	Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.
Employee Share Purchase Plan
On August 11, 2014, the Company’s shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of March 31, 2015, the Company has issued 33,609 shares under the Purchase Plan and 3,966,391 shares are available for future issuance. The amount of share-based compensation expense recorded for this plan was insignificant for the year ended March 31, 2015.
Performance-Based Awards
On May 27, 2014, the Compensation Committee of the Board of Directors approved the Company's fiscal year 2015 Executive Compensation Program (the "Program") under which the Company's named executive officers are eligible to receive cash bonuses based on meeting certain target increases in revenue and non-GAAP financial targets, as defined in the Program (i.e. non-GAAP earnings per share and a measure of free cash flow) for fiscal year 2015. Under the Program, the named executive officers also received certain equity incentive awards issued under the 2005 Plan. These equity awards included (i) an aggregate of 105,000 options to purchase the Company's common stock, which were granted on the first day of the next open trading window under the Company's Insider Trading Policy (June 3, 2014), have an exercise price equal to the closing price of the Company's shares on the date of grant, a term of eight years and a vesting schedule of five equal annual installments commencing one year following the date of grant; and (ii) a potential award of up to an aggregate of 170,000 restricted performance shares of the Company's common stock vesting over a three year period based on the achievement of target average daily share prices for the ninety calendar day period ending May 31st of each of the subsequent three fiscal years. In addition, under the Program, a target pool of up to 390,000 options is available for new hires, promotions, and certain for high-performing, non-executive employees based on achievement of performance targets.
Share-based compensation expense associated with the restricted performance shares with market conditions under the Program is based on the grant date fair value measured at the underlying closing share price on the date of grant using a Monte Carlo-based valuation model.
Share-based compensation expense associated with the options under the Program are initially based on the number of options expected to vest after assessing the probability that the performance targets will be met. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The Company utilizes the Black-Scholes option valuation model with the assumptions in the table below to calculate the share-based compensation expense related to the options.
Share-based compensation expense recorded for these performance-based awards was $463 for the year ended March 31, 2015 and was insignificant for the years ended March 31, 2014 and 2013.

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Expected life	4.8 years	4.9 years	5.0 years
Expected volatility	35.9% - 36.5%	36.9% - 43.5%	41.7% - 45.0%
Expected dividends	4.3% - 5.0%	3.2% - 4.1%	2.5% - 4.0%
Risk-free rate	1.4% - 1.8%	1.4% - 1.8%	0.6% - 0.7%

Non-vested stock option award activity, including employee stock options and performance-based awards, during the years ended March 31, 2015, 2014 and 2013 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, March 31, 2012	778,319	$10.76
Granted	556,500	8.22
Vested	(201,191)	8.43
Forfeited/Canceled	(329,288)	9.92
Outstanding, March 31, 2013	804,340	$9.89
Granted	469,000	5.20
Vested	(134,970)	9.30
Forfeited/Canceled	(146,810)	9.33
Outstanding, March 31, 2014	991,560	$7.73
Granted	469,650	3.50
Vested	(269,785)	8.24
Forfeited/Canceled	(123,135)	6.57
Outstanding, March 31, 2015	1,068,290	$5.81

As of March 31, 2015, $4,293 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.2 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the years ended March 31, 2015, 2014 and 2013 was $2,224, $1,255 and $1,696, respectively.
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

The Company recorded compensation expense related to restricted stock of approximately $877, $629 and $566 for the years ended March 31, 2015, 2014 and 2013, respectively. Restricted stock activity for the years ended March 31, 2015, 2014 and 2013 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, March 31, 2012	30,001	$36.32
Granted	18,939	19.32
Vested	(18,555)	32.14
Outstanding, March 31, 2013	30,385	$27.09
Granted	57,324	20.75
Vested	(16,302)	30.64
Canceled	(6,836)	$22.59
Outstanding, March 31, 2014	64,571	$20.74
Granted	48,414	15.77
Vested	(34,780)	21.33
Outstanding, March 31, 2015	78,205	$17.94

As of March 31, 2015, $760 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.0 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

13. Commitments, Guarantees and Contingencies
The Company leases facilities and offices under irrevocable operating lease agreements expiring at various dates with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2015, 2014 and 2013 was $7,416, $7,604 and $5,753, respectively.
The following table summarizes our significant contractual obligations at March 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2016	2017	2018	2019	2020	2021 and beyond
Operating lease obligations	$47,784	$7,461	$7,602	$7,641	$4,628	$3,572	$16,880
Contingent consideration and other acquisition related liabilities (excluding share-based payments)	1,400	700	700	—	—	—	—
Total	$49,184	$8,161	$8,302	$7,641	$4,628	$3,572	$16,880

The deferred compensation liability as of March 31, 2015 was $5,750, which is not included in the table above as the timing of future benefit payments to employees is not readily determinable.
The uncertain tax position liability as of March 31, 2015 was $3,763, which is not included in the table above as the timing of expected payments is not readily determinable.

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
The Company's standard sales agreements contain an indemnification provision pursuant to which it shall indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent, any copyright or other intellectual property infringement claim by any third party with respect to its software. As the Company has not incurred any significant costs to defend lawsuits or settle claims related to these indemnification agreements, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnification obligations.
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
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of the Company other than the defendants against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California by a shareholder of the Company. After the court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. The Company filed a motion to dismiss the amended complaint on June 20, 2014, which the court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Briefing on the appeal is scheduled to be completed in the fall of 2015. The Company believes that plaintiff’s claims are without merit and continues to defend against them vigorously.
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation until the United States Court of Appeals for the Ninth Circuit issues a ruling on the pending appeal described above under the caption “Federal Securities Class Action.”. The Company believes that plaintiff’s claims are without merit and intends to defend against them vigorously.

14. Operating Segment Information
The Company has four reportable segments that are evaluated regularly by its chief decision making group (consisting of the Chief Executive Officer, Interim Chief Financial Officer and Chief Operating Officer) in deciding how to allocate resources and in assessing performance. The chief operating decision making group evaluates performance based upon stand-alone segment operating income. Since assets by segment are not reported to or used by the Company’s chief operating decision making group to allocate resources, or to assess performance, total assets by segment are not disclosed.
Effective April 1, 2014, the Company refined the measurement of its segment data to better reflect an organizational structure whereby certain expenses managed by functional area leadership are no longer classified within the operating segments but rather as a component of Corporate and unallocated. Such classification is consistent with the disaggregated financial information used by the Company's chief operating decision making group. The amounts classified as Corporate and unallocated have historically consisted primarily of corporate general and administrative costs and other centrally managed overhead costs, including accounting and finance, human resources, and legal costs, as well as non-recurring acquisition costs and the post-acquisition amortization of certain intangible assets. Currently, as a result of the refinement of its segment data, the Company no longer classifies the costs of the marketing and research and development functional areas and the amortization of capitalized software costs within the operating segments. The Company has retroactively reclassified the prior years' operating income in the table below to present all segment information on a comparable basis.
Operating segment data is as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Revenue:
QSI Dental Division	$18,451	$19,840	$19,990
NextGen Division	373,765	341,120	344,315
Hospital Solutions Division	18,004	15,614	31,413
RCM Services Division	80,005	68,093	64,511
Consolidated revenue	$490,225	$444,667	$460,229
Operating income (loss):
QSI Dental Division	$5,228	$6,155	$5,819
NextGen Division	178,680	155,578	158,110
Hospital Solutions Division	(2,790)	(7,453)	2,997
RCM Services Division	12,873	9,343	8,417
Unallocated corporate expense	(158,035)	(140,535)	(106,243)
Consolidated operating income	$35,956	$23,088	$69,100
The major components of the Corporate and unallocated amounts are summarized in the table below:

	Fiscal Year Ended March 31,
	2015	2014	2013
Research and development costs	69,240	41,524	30,865
Amortization of capitalized software costs	12,817	12,338	9,668
Marketing expense	11,913	10,123	7,012
Other Corporate and overhead costs (1)	64,065	76,550	58,698
Total Corporate and unallocated	158,035	140,535	106,243
___________________________________
(1) Includes the $25,971 Hospital Solutions Division impairment charge recorded in the year ended March 31, 2014.

15. Subsequent Events
On May 20, 2015, the Board of Directors approved a quarterly cash dividend of $0.175 per share on the Company’s outstanding shares of common stock, payable to shareholders of record as of June 12, 2015 with an expected distribution date on or about July 6, 2015.

16. Selected Quarterly Operating Results
The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding March 31, 2015. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair statement of the results for these periods.

	Quarter Ended
(Unaudited)	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015
Revenues:
Software and hardware	$15,972	$15,562	$14,114	$15,186	$14,743	$14,230	$16,339	$16,061
Implementation and training services	6,575	7,809	5,046	6,518	6,266	7,040	3,658	6,684
System sales	22,547	23,371	19,160	21,704	21,009	21,270	19,997	22,745
Maintenance	38,608	40,313	39,763	41,376	40,805	42,135	43,045	43,234
Electronic data interchange services	16,692	16,545	16,637	17,421	18,319	18,906	19,051	20,082
Revenue cycle management and related services	16,015	15,467	16,178	15,316	16,693	17,432	20,392	19,720
Other services	15,667	15,385	17,116	19,386	21,068	20,776	20,939	22,607
Maintenance, EDI, RCM and other services	86,982	87,710	89,694	93,499	96,885	99,249	103,427	105,643
Total revenues	109,529	111,081	108,854	115,203	117,894	120,519	123,424	128,388
Cost of revenue:
Software and hardware	4,934	4,779	27,398	7,115	6,641	6,521	6,127	5,404
Implementation and training services	7,134	6,972	7,466	8,109	7,151	6,688	4,584	5,479
Total cost of system sales	12,068	11,751	34,864	15,224	13,792	13,209	10,711	10,883
Maintenance	5,302	5,262	5,642	6,384	6,914	6,785	7,365	7,802
Electronic data interchange services	10,796	10,650	10,276	10,845	11,999	12,015	11,956	12,274
Revenue cycle management and related services	11,401	11,007	11,736	12,059	12,706	13,202	14,246	14,252
Other services	8,505	9,012	8,537	8,842	10,779	11,562	10,082	10,630
Total cost of maintenance, EDI, RCM and other services	36,004	35,931	36,191	38,130	42,398	43,564	43,649	44,958
Total cost of revenue	48,072	47,682	71,055	53,354	56,190	56,773	54,360	55,841
Gross profit	61,457	63,399	37,799	61,849	61,704	63,746	69,064	72,547
Operating expenses:
Selling, general and administrative	35,096	38,578	36,864	38,676	36,730	38,681	41,482	41,279
Research and development costs	5,614	7,615	13,175	15,120	16,236	16,898	18,468	17,638
Amortization of acquired intangible assets	1,194	1,260	1,219	1,132	983	908	904	898
Impairment of goodwill and other assets	—	—	5,873	—	—	—	—	—
Total operating expenses	41,904	47,453	57,131	54,928	53,949	56,487	60,854	59,815
Income (loss) from operations	19,553	15,946	(19,332)	6,921	7,755	7,259	8,210	12,732
Interest income (expense), net	31	(205)	121	322	54	69	(82)	(271)
Other income (expense), net	(254)	(155)	18	35	9	(26)	—	(45)
Income (loss) before provision for income taxes	19,330	15,586	(19,193)	7,278	7,818	7,302	8,128	12,416
Provision for (benefit of) income taxes	6,385	5,465	(6,606)	2,077	2,655	2,552	1,452	1,673
Net income (loss)	$12,945	$10,121	$(12,587)	$5,201	$5,163	$4,750	$6,676	$10,743
Net income (loss) per share:
Basic*	$0.22	$0.17	$(0.21)	$0.09	$0.09	$0.08	$0.11	$0.18
Diluted*	$0.22	$0.17	$(0.21)	$0.09	$0.08	$0.08	$0.11	$0.18
Weighted-average shares outstanding:
Basic	59,559	59,734	60,173	60,208	60,230	60,247	60,272	60,288
Diluted	59,572	59,751	60,173	60,592	60,770	60,788	60,855	60,956
Dividends declared per common share	$0.175	$0.175	$0.175	$0.175	$0.175	$0.175	$0.175	$0.175
____________________

*	Quarterly EPS may not sum to annual EPS due to rounding

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Sales Return Reserve
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged Against Revenue	Deductions	Balance at End of Year
March 31, 2015	$10,530	$8,038	$(9,733)	$8,835
March 31, 2014	$6,506	$17,966	$(13,942)	$10,530
March 31, 2013	$2,229	$10,783	$(6,506)	$6,506

	Allowance for Doubtful Accounts
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2015	$6,295	$855	$(3,847)	$3,303
March 31, 2014	$11,823	$1,467	$(6,995)	$6,295
March 31, 2013	$8,481	$6,885	$(3,543)	$11,823

	Valuation Allowance on Deferred Tax Assets
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2015	$2,288	$—	$(448)	$1,840
March 31, 2014	$2,003	$285	$—	$2,288
March 31, 2013	$1,446	$557	$—	$2,003

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description

21	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation
____________________

*
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.