Form 10-Q
period 2015-06-30
QUALITY SYSTEMS, INC
filed 2015-07-23
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of outstanding shares of the Registrant’s common stock as of July 21, 2015 was 60,317,162 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$104,859	$118,993
Restricted cash and cash equivalents	3,765	2,419
Marketable securities	11,938	11,592
Accounts receivable, net	99,974	107,669
Inventories	647	622
Income taxes receivable	2,662	3,147
Deferred income taxes, net	24,078	24,080
Other current assets	11,357	11,535
Total current assets	259,280	280,057
Equipment and improvements, net	22,055	20,807
Capitalized software costs, net	41,593	40,397
Intangibles, net	25,889	27,689
Goodwill	73,571	73,571
Other assets	18,501	18,000
Total assets	$440,889	$460,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,095	$10,018
Deferred revenue	61,863	66,343
Accrued compensation and related benefits	15,645	24,051
Income taxes payable	2,686	10,048
Dividends payable	10,703	10,700
Other current liabilities	37,026	33,924
Total current liabilities	139,018	155,084
Deferred revenue, net of current	1,272	1,349
Deferred compensation	6,385	5,750
Other noncurrent liabilities	14,260	14,798
Total liabilities	160,935	176,981
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common Stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 60,317 and 60,303 shares at June 30, 2015 and March 31, 2015, respectively	603	603
Additional paid-in capital	199,481	198,650
Accumulated other comprehensive loss	(268)	(192)
Retained earnings	80,138	84,479
Total shareholders’ equity	279,954	283,540
Total liabilities and shareholders’ equity	$440,889	$460,521
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Revenues:
Software license and hardware	$16,189	$19,761
Software related subscription services	12,246	9,715
Total software, hardware and related	28,435	29,476
Support and maintenance	43,713	40,805
Revenue cycle management and related services	20,243	16,693
Electronic data interchange and data services	20,189	18,319
Professional services	9,584	12,601
Total revenues	122,164	117,894
Cost of revenue:
Software license and hardware	7,041	7,556
Software related subscription services	5,958	4,451
Total software, hardware and related	12,999	12,007
Support and maintenance	7,943	6,914
Revenue cycle management and related services	14,512	12,706
Electronic data interchange and data services	12,326	11,999
Professional services	8,197	12,564
Total cost of revenue	55,977	56,190
Gross profit	66,187	61,704
Operating expenses:
Selling, general and administrative	39,171	36,730
Research and development costs	17,085	16,236
Amortization of acquired intangible assets	897	983
Total operating expenses	57,153	53,949
Income from operations	9,034	7,755
Interest income, net	302	54
Other income (expense), net	(50)	9
Income before provision for income taxes	9,286	7,818
Provision for income taxes	2,924	2,655
Net income	$6,362	$5,163
Other comprehensive income:
Foreign currency translation (net of tax)	(72)	(8)
Unrealized loss on marketable securities (net of tax)	(4)	(8)
Comprehensive income	$6,286	$5,147
Net income per share:
Basic	$0.11	$0.09
Diluted	$0.10	$0.08
Weighted-average shares outstanding:
Basic	60,312	60,230
Diluted	61,064	60,770
Dividends declared per common share	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$6,362	$5,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,279	2,136
Amortization of capitalized software costs	2,439	3,602
Amortization of other intangibles	1,800	1,841
Loss on disposal of equipment and improvements	—	12
Provision for bad debts	575	(1,136)
Provision for inventory obsolescence	57	9
Share-based compensation	684	790
Deferred income taxes	81	16
Change in fair value of contingent consideration	403	604
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	7,120	3,172
Inventories	(82)	70
Accounts payable	887	955
Deferred revenue	(4,557)	(571)
Accrued compensation and related benefits	(8,406)	(2,059)
Income taxes	(7,140)	2,189
Deferred compensation	635	373
Other assets and liabilities	570	1,399
Net cash provided by operating activities	3,707	18,565
Cash flows from investing activities:
Additions to capitalized software costs	(3,635)	(2,902)
Additions to equipment and improvements	(3,337)	(2,255)
Proceeds from sales and maturities of marketable securities	1,120	1,936
Purchases of marketable securities	(1,514)	—
Net cash used in investing activities	(7,366)	(3,221)
Cash flows from financing activities:
Proceeds from issuance of shares under employee plans	225	(54)
Dividends paid	(10,700)	(10,687)
Net cash used in financing activities	(10,475)	(10,741)
Net increase (decrease) in cash and cash equivalents	(14,134)	4,603
Cash and cash equivalents at beginning of period	118,993	103,145
Cash and cash equivalents at end of period	$104,859	$107,748

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$9,661	$212
Non-cash investing and financing activities:
Dividends declared but not paid	$10,703	$10,691
Unpaid additions to equipment and improvements	$190	$7

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consist of NextGen Healthcare Information Systems, LLC (“NextGen”), NextGen RCM Services, LLC, QSI Management, LLC, Quality Systems India Healthcare Private Limited (“QSIH”), ViaTrack Systems, LLC (“ViaTrack”), Matrix Management Solutions, LLC, Mirth LLC and Mirth Limited (“Mirth”), and Gennius, Inc. ("Gennius") (collectively, the “Company”). Each of the terms “we,” “us,” or “our” as used herein refers collectively to the Company, unless otherwise stated. All intercompany accounts and transactions have been eliminated.
Basis of Presentation. The accompanying unaudited consolidated financial statements as of June 30, 2015 and for the three months ended June 30, 2015 and 2014 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
Beginning in the first quarter of fiscal 2016, we began to present certain components of revenue within the consolidated statements of comprehensive income in a format that is intended to group like-kind products and services and disaggregate the other services category of revenue, which has continued to comprise a larger percentage of total revenue. More specifically, the primary changes to the presentation of revenue include:

•
Revenue from software-as-a-service (SaaS), hosting services, and other software related subscriptions are now aggregated into a new software related subscription services category of revenue. Previously, revenue from software related subscriptions services was reported within the other services category of revenue.

•	Revenue from annual software licenses that was also previously reported within the other services category of revenue is now reported within the software license and hardware category of revenue.

•
Revenue from all other services, including implementation, training, and consulting, are now aggregated into a single professional services category of revenue that excludes software related subscription services and annual software licenses, as noted above.

Each of the corresponding components of cost of revenue has also been revised in a manner that is consistent with the new presentation of revenue described above.

For informational and comparability purposes, we have recast our previously reported consolidated statements of comprehensive income to provide historical information on a basis consistent with the new reporting format of revenue and cost of revenue. The reclassification of revenue and cost of revenue within the consolidated statements of comprehensive income has no impact on previously reported net income or earnings per share and no impact on the previously reported consolidated balance sheets, statements of stockholders' equity, and statements of cash flow.
References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
Significant Accounting Policies. There have been no material changes to the significant accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Costs and expenses:
Cost of revenue	$97	$86
Research and development costs	110	83
Selling, general and administrative	477	621
Total share-based compensation	684	790

The total income tax benefit related to share-based compensation was $200 and $263 for the three months ended June 30, 2015 and 2014, respectively.

Recent Accounting Standards. Recent accounting pronouncements requiring implementation in future periods are discussed below or in the notes, where applicable.
In May 2014, the FASB, along with the International Accounting Standards Board, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about revenue and provides improved guidance for multiple element arrangements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, based on the July 2015 decision by the FASB to delay the effective date by one year. Companies are permitted to adopt this new guidance following either a full retrospective or modified retrospective approach. ASU 2014-09 is effective for us in the first quarter of fiscal 2019.  We are currently evaluating the potential impact of implementation of this updated authoritative guidance on our consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"), which incorporates and expands upon certain principles that currently exist in U.S. auditing standards. ASU 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The new standard requires management to perform interim and annual evaluations and sets forth principles for considering the mitigating effect of management's plans. The standard mandates certain disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and all annual and interim periods thereafter. Early adoption is permitted. ASU 2014-15 is effective for us for fiscal year ending March 31, 2017. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Arrangement ("ASU 2015-05"), which requires a customer to determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. We are currently evaluating the potential impact of implementation of this updated authoritative guidance on our consolidated financial statements.
We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2015 and March 31, 2015:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	June 30, 2015
ASSETS
Cash and cash equivalents (1)	$104,859	$104,859	$—	$—
Restricted cash and cash equivalents	3,765	3,765	—	—
Marketable securities (2)	11,938	11,938	—	—
	$120,562	$120,562	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$16,552	$—	$—	$16,552
	$16,552	$—	$—	$16,552

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2015
ASSETS
Cash and cash equivalents (1)	$118,993	$118,993	$—	$—
Restricted cash and cash equivalents	2,419	2,419	—	—
Marketable securities (2)	11,592	11,592	—	—
	$133,004	$133,004	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$16,155	$—	$—	$16,155
	$16,155	$—	$—	$16,155
___________________________________
(1) Cash equivalents consist of money market funds.
(2) Marketable securities consist of money market instruments and fixed-income securities, including certificates of deposit, corporate bonds and notes, and municipal securities.

Our contingent consideration liability is accounted for at fair value on a recurring basis and is adjusted to fair value when the carrying value differs from fair value. The fair value adjustments are reflected as a component of selling, general and administrative expense. Key assumptions include discount rates and probability-adjusted achievement of strategic targets that are not observable in the market. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used. The fair values of the contingent consideration liability were estimated based on the probability of achieving certain business milestones.
The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the three months ended June 30, 2015:

Total Liabilities
Balance as of April 1, 2015	$16,155
Earnout payments	(6)
Fair value adjustments	403
Balance as of June 30, 2015	$16,552

Non-Recurring Fair Value Measurements
We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the three months ended June 30, 2015, there were no adjustments to fair value of such assets.

3. Business Combinations
On March 11, 2015, we acquired Gennius, a provider of healthcare data analytics. The preliminary Gennius purchase price totaled $2,345. We accounted for the Gennius acquisition as a purchase business combination. The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach. Goodwill arising from the acquisition of Gennius was determined as the excess of the preliminary purchase price over the net acquisition date fair values of the acquired assets and the liabilities assumed, and is not deductible for tax purposes. The Gennius goodwill represents the expected future synergies resulting from the integration of the Gennius healthcare data analytics technology, which will enhance our current enterprise analytics competencies and broaden our business intelligence capabilities for addressing new value-based care requirements. Gennius operates under the NextGen Division.
The total preliminary purchase price for the Gennius acquisition is summarized as follows:

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
The pro forma effects of the Gennius acquisition would not have been material to our results of operations and are therefore not presented.

4. Goodwill
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
The authoritative guidance on the evaluation of goodwill for potential impairment permits a company the option of performing a qualitative assessment to determine whether further impairment testing is necessary. During the first quarter of fiscal 2016, considering the recent quantitative assessment performed as of the first quarter of fiscal 2015 and lack of any events and circumstances that would indicate a significant change to the conclusion of such assessment, we elected to perform a qualitative assessment to determine whether further impairment testing is warranted. The qualitative assessment included consideration of factors such as the margin of fair values of the reporting units as of the most recent quantitative impairment assessment as compared to the relative carrying value of net assets for each reporting unit and the potential adverse changes in fair value to the reporting units since the most recent quantitative impairment assessment by considering changes in macroeconomic variables, changes in the industry in which the Company operates, and relevant company- and reporting unit-specific factors. The qualitative assessment indicated that it is more likely than not that the fair value of all reporting units with goodwill exceeded its respective net carrying values and, therefore, additional impairment testing was not deemed necessary.
We do not amortize goodwill as it has been determined to have an indefinite useful life.
Goodwill by reporting unit consists of the following:

	March 31, 2015	June 30, 2015
NextGen Division	$33,992	$33,992
RCM Services Division	32,290	32,290
QSI Dental Division (1)	7,289	7,289
Total goodwill	$73,571	$73,571
___________________________________
(1) QSI Dental Division goodwill is presented on a basis consistent with that of our management reporting structures.  However, for the purposes of assessing goodwill for impairment annually and as otherwise may be required, the QSI Dental Division goodwill is allocated to the reporting units that derive cash flows from the products associated with the acquired goodwill.  For all periods presented in this report, the allocation resulted in substantially all of the QSI Dental Division goodwill being ascribed to the NextGen Division.

5. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	June 30, 2015
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$25,310	$50,728
Accumulated amortization	(15,747)	(2,295)	(6,797)	(24,839)
Net intangible assets	$6,303	$1,073	$18,513	$25,889

	March 31, 2015
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$25,310	$50,728
Accumulated amortization	(14,986)	(2,159)	(5,894)	(23,039)
Net intangible assets	$7,064	$1,209	$19,416	$27,689

Amortization expense related to customer relationships and trade name and contracts that is included as operating expenses in the consolidated statements of comprehensive income was $897 and $998 for the three months ended June 30, 2015 and 2014, respectively. Amortization expense related to software technology that is included in cost of revenue for software license and hardware was $903 and $843 for the three months ended June 30, 2015 and 2014, respectively.

The following table represents the remaining estimated amortization of definite-lived intangible assets as of June 30, 2015:

For the year ended March 31,
2016 (remaining nine months)	$5,403
2017	6,733
2018	4,481
2019	3,697
2020	3,351
2021 and beyond	2,224
Total	$25,889

6. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	June 30, 2015	March 31, 2015
Gross carrying amount	$117,590	$113,955
Accumulated amortization	(75,997)	(73,558)
Net capitalized software costs	$41,593	$40,397

Amortization expense related to capitalized software costs was $2,439 and $3,602 for the three months ended June 30, 2015 and 2014, respectively.
The following table presents the remaining estimated amortization of capitalized software costs as of June 30, 2015. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2016 (remaining nine months)	$8,000
2017	13,000
2018	5,700
2019	5,400
2020	5,300
2021 and beyond	4,193
Total	$41,593

7. Composition of Certain Financial Statement Captions

Accounts receivable include amounts related to maintenance and services that were billed but not yet rendered at each period end. Undelivered maintenance and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	June 30, 2015	March 31, 2015
Accounts receivable, gross	$111,077	$119,807
Sales return reserve	(7,748)	(8,835)
Allowance for doubtful accounts	(3,355)	(3,303)
Accounts receivable, net	$99,974	$107,669

Inventories are summarized as follows:

	June 30, 2015	March 31, 2015
Computer systems and components	$647	$622

Equipment and improvements are summarized as follows:

	June 30, 2015	March 31, 2015
Computer equipment	$46,035	$42,668
Furniture and fixtures	10,615	10,408
Leasehold improvements	9,720	9,767
	66,370	62,843
Accumulated depreciation and amortization	(44,315)	(42,036)
Equipment and improvements, net	$22,055	$20,807

Current and non-current deferred revenue are summarized as follows:

	June 30, 2015	March 31, 2015
Professional services	$27,984	$30,340
Software license, hardware and other	14,440	17,638
Support and maintenance	13,396	15,077
Software related subscription services	6,043	3,288
Deferred revenue	$61,863	$66,343
Deferred revenue, net of current	$1,272	$1,349

Accrued compensation and related benefits are summarized as follows:

	June 30, 2015	March 31, 2015
Payroll, bonus and commission	$4,903	$13,505
Vacation	10,742	10,546
Accrued compensation and related benefits	$15,645	$24,051

Other current and non-current liabilities are summarized as follows:

	June 30, 2015	March 31, 2015
Contingent consideration and other liabilities related to acquisitions	$9,318	$9,124
Customer credit balances and deposits	4,840	4,760
Accrued legal expense	4,161	3,527
Care services liabilities	3,868	2,381
Accrued royalties	2,770	2,063
Accrued EDI expense	2,295	2,322
Self insurance reserve	2,205	2,290
Accrued consulting	1,955	2,603
Other accrued expenses	5,614	4,854
Other current liabilities	$37,026	$33,924

Contingent consideration and other liabilities related to acquisitions	$7,483	$7,581
Deferred rent	2,867	3,122
Uncertain tax position and related liabilities	3,910	4,095
Other non-current liabilities	$14,260	$14,798

8. Income Taxes
The provision for income taxes for the three months ended June 30, 2015 and 2014 was approximately $2,924 and $2,655, respectively. The effective tax rates were 31.5% and 34.0% for the three months ended June 30, 2015 and 2014, respectively. The effective rate for the three months ended June 30, 2015 decreased as compared to the same prior year period primarily due to a favorable impact of the qualifying production activity deduction in the current period.
The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items that give rise to the deferred amount. We expect to receive the full benefit of the deferred tax assets recorded with the exception of a specific state tax credit for which we have recorded a valuation allowance.
Uncertain tax positions
As of June 30, 2015, we had recorded a liability of $3,840 for unrecognized tax benefits related to various federal, state and local income tax matters. If recognized, this amount would reduce our effective tax rate. The tax liability for the three months ended June 30, 2015 decreased from the same prior year period by $3,081 due to changes in reserves for state and local income tax benefit related to prior year tax positions.
We are no longer subject to U.S. federal income tax examinations for tax years before 2012. With few exceptions, we are no longer subject to state income tax examinations for tax years before 2011. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

9. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share (“EPS”) is provided below. Shares discussed below are in thousands.

	Three Months Ended June 30,
	2015	2014
Net income	$6,362	$5,163
Basic net income per share:
Weighted-average shares outstanding — Basic	60,312	60,230
Basic net income per common share	$0.11	$0.09

Net income	$6,362	$5,163
Diluted net income per share:
Weighted-average shares outstanding — Basic	60,312	60,230
Effect of potentially dilutive securities	752	540
Weighted-average shares outstanding — Diluted	61,064	60,770
Diluted net income per common share	$0.10	$0.08

The computation of diluted net income per share does not include 1,768 and 1,492 options to acquire shares of common stock for the three months ended June 30, 2015 and 2014, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

10. Share-Based Awards
Employee Stock Option and Incentive Plans
In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of June 30, 2015, there were 1,923,876 outstanding options and 66,139 outstanding shares of restricted stock, restricted stock units and performance based restricted stock under the 2005 Plan.
A summary of stock option transactions during the three months ended June 30, 2015 follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2015	1,636,176	$24.82	5.5
Granted	414,000	16.64	7.9
Exercised	(300)	15.99	6.9	$—
Forfeited/Canceled	(126,000)	24.38	6.0
Outstanding, June 30, 2015	1,923,876	$22.84	5.7	$243
Vested and expected to vest, June 30, 2015	1,805,714	$23.35	5.7	$222
Exercisable, June 30, 2015	795,236	$28.85	4.4	$46

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Expected term	3.8 Years	4.8 years
Expected volatility	38.3%	36.6%
Expected dividends	4.1%	4.3%
Risk-free rate	1.6%	1.7%
The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2015 and 2014 was $3.67 and $3.50 per share, respectively.
During the three months ended June 30, 2015, a total of 414,000 options to purchase shares of common stock were granted under the 2005 Plan at an exercise price equal to the market price of our common stock on the date of grant. A summary of stock options granted under the 2005 Plan during fiscal years 2016 and 2015 is as follows:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expires
May 22, 2015	414,000	$16.64	Five years	May 22, 2023
Fiscal year 2016 option grants	414,000

March 11, 2015	10,000	$15.84	Five years	March 11, 2023
September 2, 2014	20,000	$15.63	Five years	September 2, 2022
June 3, 2014	439,650	$15.99	Five years	June 3, 2022
Fiscal year 2015 option grants	469,650
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.
Employee Share Purchase Plan
On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of June 30, 2015, we have issued 52,909 shares under the Purchase Plan and 3,947,091 shares are available for future issuance. The amount of share-based compensation expense recorded for this plan was not significant for the three months ended June 30, 2015.
Performance-Based Awards
On May 14, 2015, the Compensation Committee approved our fiscal year 2016 Executive Compensation Program (the "Program") for our named executive officers for fiscal year 2016, on May 20, 2015, our Compensation Committee approved the Program for our Interim Chief Financial Officer, and on June 3, 2015, our Compensation Committee approved the Program for our Chief Executive Officer (effective July 1, 2015). Under the incentive portion of the Program, the executive officers are eligible to receive cash bonuses based on meeting certain target increases in revenue and non-GAAP earnings per share for fiscal year 2016 and certain equity incentive awards, including a potential award of up to an aggregate of 320,000 restricted performance shares of our common stock vesting over a three year period based on the achievement of target average daily share prices for the thirty calendar day period ending April 30th of each of the subsequent three fiscal years. In addition, under the Program, a target pool of up to 400,000 options is available for new hires, promotions, and for certain high-performing, non-executive employees based on achievement in performance targets.
Share-based compensation expense associated with the restricted performance shares with market conditions under the Program is based on the grant date fair value measured at the underlying closing share price on the date of grant using a Monte Carlo-based valuation model.
Share-based compensation expense associated with the target pool of options under our equity incentive programs are initially based on the number of options expected to vest after assessing the probability that the performance criteria will be met.

Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. We utilize the Black-Scholes option valuation model with the assumptions in the table below to calculate the share-based compensation expense related to the options.
Share-based compensation expense recorded for our performance-based awards was $35 for the three months ended June 30, 2015 and $104 for the three months ended June 30, 2014.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Expected term	3.9 years	4.8 years
Expected volatility	37.7%	36.5%
Expected dividends	4.1%	4.3%
Risk-free rate	1.6%	1.6%
Non-vested stock option award activity, including employee stock options and performance-based awards, during the three months ended June 30, 2015 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2015	1,068,290	$5.81
Granted	414,000	3.67
Vested	(249,050)	6.65
Forfeited/Canceled	(104,600)	5.86
Outstanding, June 30, 2015	1,128,640	$4.77
As of June 30, 2015, $4,682 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.7 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2015 and 2014 was $1,657 and $1,645, respectively.
Director Awards
On May 20, 2015, the Board of Directors approved our 2016 Director Compensation Program, pursuant to which each non-employee director is to be granted shares of restricted stock upon election or re-election to the Board of Directors. The shares of restricted stock will be granted promptly following shareholder approval and registration of our 2015 Equity Incentive Plan. The shares of restricted stock will be issued according to a standard form of restricted stock award agreement and pursuant to our 2015 Equity Incentive Plan, will carry a restriction requiring that the restricted stock vest in two equal installments over two consecutive years with the vesting dates being the next two meeting dates of our annual shareholders’ meeting following election or re-election to the Board of Directors.
We recorded compensation expense related to restricted stock of approximately $198 and $174 for the three months ended June 30, 2015 and 2014, respectively. Restricted stock activity for the three months ended June 30, 2015 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2015	78,205	$17.94
Vested	(10,566)	20.79
Canceled	(1,500)	17.95
Outstanding, June 30, 2015	66,139	$17.86
The weighted-average grant date fair value for the restricted stock was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock is amortized on a straight-line basis over the vesting period.

As of June 30, 2015, $535 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 0.9 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

11. Concentration of Credit Risk
We had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2015. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

12. Commitments, Guarantees and Contingencies
Commitments and Guarantees
Our software license agreements include a performance guarantee that our software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, we have not incurred any significant costs associated with our performance guarantee or other related warranties and do not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties. Certain arrangements also include performance guarantees related to response time, availability for operational use, and other performance-related guarantees. Certain arrangements also include penalties in the form of maintenance credits should the performance of the software fail to meet the performance guarantees. To date, we have not incurred any significant costs associated with these warranties and do not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties.
We have historically offered short-term rights of return in certain sales arrangements. If we are able to estimate returns for these types of arrangements and all other criteria for revenue recognition have been met, revenue is recognized and these arrangements are recorded in the consolidated financial statements. If we are unable to estimate returns for these types of arrangements, revenue is not recognized in the consolidated financial statements until the rights of return expire, provided also, that all other criteria of revenue recognition have been met.
Certain standard sales agreements contain a money back guarantee providing for a performance guarantee that is already part of the software license agreement as well as training and support. The money back guarantee also warrants that the software will remain robust and flexible to allow participation in the federal health incentive programs. The specific elements of the performance guarantee pertain to aspects of the software, which we have already tested and confirmed to consistently meet using our existing software without any modifications or enhancements. To date, we have not incurred any costs associated with this guarantee and do not expect to incur significant costs in the future. Therefore, no accrual has been made for potential costs associated with this guarantee.
Our standard sales agreements contain an indemnification provision pursuant to which we shall indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, any copyright or other intellectual property infringement claim by any third-party with respect to our software. As we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification agreements, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these indemnification obligations.
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and cross-complaint. On June 26, 2015, we filed a motion for summary judgment. We believe that the plaintiff’s claims are without merit and continue to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California

by one of our shareholders. After the court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Briefing on the appeal is scheduled to be completed in the fall of 2015. We believe that the plaintiff’s claims are without merit and continue to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation until the United States Court of Appeals for the Ninth Circuit issues a ruling on the pending appeal described above under the caption “Federal Securities Class Action”. We believe that the plaintiff’s claims are without merit and intend to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

13. Operating Segment Information
Our Company has four reportable segments that are evaluated regularly by our chief decision making group (consisting of our Chief Executive Officer, Interim Chief Financial Officer and Chief Operating Officer) in deciding how to allocate resources and in assessing performance.
Operating segment data is as follows:

	Three Months Ended June 30,
	2015	2014
Revenues:
NextGen Division	$91,615	$91,714
RCM Services Division	22,462	17,761
QSI Dental Division	4,418	4,243
Hospital Solutions Division	3,669	4,176
Consolidated revenue	$122,164	$117,894

Income (loss) from operations:
NextGen Division	$44,858	$44,345
RCM Services Division	4,417	2,245
QSI Dental Division	950	920
Hospital Solutions Division	955	(1,691)
Corporate and unallocated	(42,146)	(38,064)
Consolidated operating income	$9,034	$7,755

The major components of the Corporate and unallocated amounts are summarized in the table below:

	Three Months Ended June 30,
	2015	2014
Research and development costs	$17,085	$16,236
Amortization of capitalized software costs	2,439	3,602
Marketing expense	3,816	3,229
Other Corporate and overhead costs	18,806	14,997
Total Corporate and unallocated	42,146	38,064
Assets by segment are not tracked or used by our chief decision making group to allocate resources or to assess performance, and thus not included in the table above.
The amounts classified as Corporate and unallocated consist primarily of corporate general and administrative costs, non-recurring acquisition and transaction-related costs, recurring post-acquisition amortization of certain acquired intangible assets and amortization of capitalized software costs, as well as costs of other centrally managed overhead and shared-services functions, including accounting and finance, human resources, marketing, legal, and research and development, that are not controlled by segment level leadership. Although the segments may derive direct benefits as a result of such costs, our chief decision making group evaluates performance based upon stand-alone segment operating income, which excludes these Corporate and unallocated amounts.
Effective April 1, 2015, as part of our ongoing efforts to refine the measurement of our segment data to better reflect an organizational structure whereby certain expenses managed by functional area leadership are no longer classified within the operating segments but rather as a component of Corporate and unallocated, we no longer classify certain costs within the information services and credit granting and collections functional areas, such as bad debt expense and other information services related general and administrative costs, within the operating segments. Such classification is consistent with the disaggregated financial information used by our chief decision making group. We have retroactively reclassified the prior year operating income in the table above to present all segment information on a comparable basis.

14. Subsequent Events

On July 22, 2015, our Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of September 11, 2015 with an expected distribution date on or about October 5, 2015.
In July 2015, we executed a lease amendment to extend the term of our lease at the Horsham, Pennsylvania location until September 2023. Future minimum lease payments over the term of the amended lease are approximately $11,697.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act ("ARRA") and The Patient Protection and Affordable Care Act, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.
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

•	Company Overview. This section provides a more detailed description of our Company, its operating segments, a summary of our recent acquisition transactions and the products and services we offer.

•
Overview of Results of Operations and Results of Operations by Divisions. These sections provide our analysis and outlook for the significant line items on our consolidated statements of comprehensive income, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and divisional basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows.

•
New Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our Company or may be adopted in the future.

Management Overview
Quality Systems, Inc. and its wholly-owned subsidiaries operate as four business divisions (each, a "Division") which are comprised of: (i) the NextGen Division, (ii) the RCM Services Division, (iii) the QSI Dental Division and (iv) the Hospital Solutions Division. We also have a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”). We primarily derive revenue by developing and marketing healthcare information systems that automate certain aspects of medical and dental practices, networks of practices such as physician hospital organizations (“PHOs”) and management service organizations (“MSOs”), accountable care organizations, ambulatory care centers, community health centers and medical and dental schools along with comprehensive systems implementation, maintenance and support and add-on complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”). Our systems and services provide our customers with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. Utilizing our proprietary software in combination with third party hardware and software solutions, our products enable the integration of a variety of administrative and clinical information operations. Our scalable interoperability and population health offerings help to improve care collaboration, quality and safety. Enabled by our interoperability and enterprise analytics solutions, data-driven patient population healthcare management decisions can assist in creating more desirable operational, clinical, and financial outcomes that substantiate the value of patient-centered and accountable care models.
The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more heavily influenced by US-based regulatory and national health projects than by the cycles of our economy. The impact of the current economic conditions on our existing and prospective customers has been mixed. Various factors have had, and are anticipated to continue to have, a meaningful impact on the U.S. healthcare industry. Particularly, the healthcare industry has been significantly impacted by the Obama Administration's broad healthcare reform efforts, including the Health Information Technology for Economic and Clinical Health ("HITECH") portion of the American Recovery and Reinvestment Act ("ARRA") and the Patient Protection and Affordable Care Act ("PPACA") that provides significant incentives to health care organizations for "Meaningful Use" adoption and interoperable electronic health record solutions, the mandate requiring individuals to obtain insurance, the individual state responses to the government-requested Medicaid expansion, the creation and operation of insurance exchanges, and the increasing focus of private businesses on moving their employee health benefit offerings to a more wellness-based health platform.
We have benefited and hope to continue to benefit from the increased demands on healthcare providers for greater efficiency and lower costs, financial incentives from the HITECH portion of the ARRA to physicians who adopt electronic health records, as well as increased adoption rates for electronic health records and other technology in the healthcare arena. We also believe that healthcare reform, including the repeal of the sustainable growth rate (SGR) formula in April 2015 as part of the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA"), and a movement towards a value-based, pay for performance model and quality initiative efforts will also stimulate demand for robust electronic health record solutions as well as new healthcare information technology solutions from bundled billing capabilities to patient engagement and population health management.
While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records systems, the market for physician based electronic health records software is becoming increasingly saturated while physician group practices are rapidly being consolidated by hospital, insurance payers and other entities. Hospital software providers are leveraging their position with their hospital customers to gain market share with hospital owned physician practices. Insurance providers and large physician groups are also consolidating physician offices creating additional opportunity for ambulatory software providers like us. Our strategy is to focus on addressing the growing needs of accountable care organizations around interoperability, patient engagements, population health and collaborative care management, and data analytics.
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
We also want to continue investments in our infrastructure, including but not limited to maintaining and expanding sales, marketing and product development activities in order to improve patient care and reduce healthcare costs, providing industry-leading, integrated clinical and administrative healthcare data systems, services and expertise to clinical, medical, technology, and healthcare business professionals while continuing our gold-standard commitment of service in support of our customer satisfaction programs. These investments in our infrastructure will continue while maintaining reasonable expense discipline. We strive to add new customers and expand our relationship with existing customers through delivery of add-on and complementary products and services and believe that our growing customer base that is using our software on a daily basis is a strategic asset. We intend to leverage this strategic asset by expanding our product and service offerings towards this customer base.

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
We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report. We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report. There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the end of fiscal year 2015.
Company Overview
Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 700, Irvine, California, 92612. We operate on a fiscal year ending on March 31.
Our Company was founded with an early focus on providing information systems to dental group practices. This focus area would later become the QSI Dental Division. In the mid-1980s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the ambulatory market. In the mid-1990s, we made two acquisitions that accelerated our penetration of the ambulatory market and formed the basis for the NextGen Division. In the last few years, we acquired several companies, including Sphere Health Systems, Inc. ("Sphere"), Opus Healthcare Solutions, LLC ("Opus"), IntraNexus, Inc ("IntraNexus"), CQI Solutions, Inc. ("CQI"), ViaTrack Systems, LLC ("ViaTrack"), Matrix Management Solutions, LLC ("Matrix"), and The Poseidon Group ("Poseidon"), as part of our strategy to enhance our EDI and RCM services capabilities as well as expand into the small and specialty hospital market. More recently, we acquired Mirth Corporation ("Mirth") and Gennius, Inc ("Gennius"), both of which operate under the NextGen Division. Mirth enhances our current enterprise interoperability initiatives and broadens our accountable and collaborative care, population health, disease management and clinical data exchange offerings. Gennius is expected to enhance our current enterprise healthcare data analytics competencies while broadening business intelligence capabilities for addressing new value-based care requirements. Today, we serve the ambulatory, RCM services, dental and hospital markets through each of our four business Divisions.
A growing number of customers are simultaneously utilizing software or services from more than one of our Divisions. In an effort to further enhance our ability to cross sell products and services between Divisions, we are in the process of further integrating our ambulatory and hospital products to provide a more robust and comprehensive platform to offer our customers. To achieve greater efficiency and integration within our operations, we have consolidated our divisional sales, marketing, information services, and software development responsibilities into single company-wide roles. The Divisions also share the resources of our “corporate office,” which includes a variety of accounting and other administrative functions. We continue to evaluate the organizational structure of the Company with the objective of achieving greater synergies and further integration of our products and services, including software implementation and customer support functions.
The NextGen Division, QSI Dental Division and Hospital Solutions Division develop and market software that is designed to automate and streamline a number of the administrative functions required for operating a medical, dental, or hospital practice, such as patient scheduling and billing. Since practice management software systems have already been implemented by the vast majority of both the medical and dental practices, we actively compete in a replacement market by leveraging the benefits of our interoperable electronic health records software. With the addition of Gennius and Mirth, our combined solutions enrich the already strong collaborative, connected care support and set the stage for data synchronization and enterprise analytics, interoperability growth and expansion of our current accountable and collaborative care, population health, disease management and clinical data exchange offering. These Divisions also develop and market software that automates patient records in physician practices, community health centers and hospital settings. In this patient records area of our business, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems. The Hospital Solutions Division develops and markets financial management and billing software products, which perform administrative functions required for operating small and specialty hospitals as well as clinical offerings such as multi-disciplinary clinical documentation and computerized physician order entry. The RCM Services Division provides technology solutions and outsourcing services to cover the full spectrum of healthcare providers' RCM needs, with a primary focus on outsourced billing and collection services.
QSIH, located in Bangalore, India, functions as our India-based captive to offshore technology application development and business processing services. Our employee base in Bangalore has since grown to over 400 employees with a primary focus on software development activities.

We continue to pursue product and service enhancement initiatives within each of our Divisions. The majority of such expenditures are currently targeted to the product lines and customer base of the NextGen Division.
The following table reflects our reported segment revenue breakdown by Division and segment revenue growth (decline) as compared to the same prior year period for the three months ended June 30, 2015 and 2014:

	Segment Revenue Breakdown
	Three Months Ended June 30,
	2015	2014
NextGen Division	75.0%	77.8%
RCM Services Division	18.4%	15.1%
QSI Dental Division	3.6%	3.6%
Hospital Solutions Division	3.0%	3.5%
Consolidated	100.0%	100.0%

	Segment Revenue Growth (Decline)
	Three Months Ended June 30,
	2015	2014
NextGen Division	(0.1)%	12.5%
RCM Services Division	26.5%	2.2%
QSI Dental Division	4.1%	(17.6)%
Hospital Solutions Division	(12.1)%	(23.6)%
Consolidated	3.6%	7.6%
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
The NextGen® ambulatory product suite features an integrated and interoperable solution that streamlines the business of running a practice as well as patient care with standardized, real-time clinical and administrative workflows within a physician’s practice. Major ambulatory product lines include NextGen® EHR ("Electronic Health Record"), NextGen® PM ("Practice Management"), NextGen® Population Health (including NextGen® Care), NextGen® Analytics, NextGen® Patient Portal ("NextMD.com"), NextGen® Document Management, NextGen® ePrescribing, NextGen® Mobile, and NextGen® NextPen. The interoperability solutions consist of NextGen® EHR Connect, NextGen® Health Information Exchange ("HIE"), and NextGen® Share. The NextGen Division also offers hosting services, NextGuard data protection services, professional consulting services, such as strategic governance models and operational transformation, technical consulting services, such as data conversions or interface development, and physician consulting services. The NextGen Division products utilize Microsoft Windows technology and can operate in a client-server environment as well as via private intranet, the Internet, or in an ASP environment. The NextGen Division also provides EDI services, which include electronic submission of claims to insurance providers as well as automated patient statements.
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
On March 11, 2015, we acquired Gennius, a provider of healthcare data analytics. Gennius's operations are managed under the NextGen Division. The acquisition of Gennius is expected to enhance our current enterprise analytics competencies while broadening business intelligence capabilities for addressing new value-based care requirements.
RCM Services Division. The RCM Services Division, with locations in St. Louis, Missouri, North Canton, Ohio, South Jordan, Utah and Hunt Valley, Maryland, provides technology solutions and consulting services to cover the full spectrum of healthcare providers'

RCM needs, from patient access through claims denials, with a primary focus on billing and collection services in order to optimize customers' revenue cycle results, improve cash flow, and decrease accounts receivable days. The RCM Services Division combines a Web-delivered Software as a Service ("SaaS") model and the NextGen® PM software platform to execute its service offerings, which include billing and collections, claims submissions and reconciliation, coding services, electronic remittance and payment posting, accounts receivable management, patient customer service, advance analytics, charge entry and capture, enrollment credentialing, and software setup, hosting and support.
QSI Dental Division. The QSI Dental Division, co-located with our corporate headquarters in Irvine, California, focuses on developing, marketing and supporting software suites sold to dental group organizations located throughout the United States. The QSI Dental Division sells additional licenses to its legacy products as existing customers expand their operations and also sells its practice management and clinical software solutions to new and existing customers primarily as a cloud-based SaaS model, known as QSIDental Web ("QDW"). QDW is marketed primarily to multi-location dental group practices in which the QSI Dental Division has historically been a dominant player. When sold under a SaaS model, QDW offers a lower cost of ownership as it is a cloud-based solution that provides users with access to vital data from any web-enabled device. Further, QSI Dental sells its electronic dental charting software in conjunction with NextGen® PM and EHR, which is marketed as NextGen® EDR (“Electronic Dental Record”) to federally qualified health centers (“FQHC”) and other safety-net clinics, as further defined below.
The QSI Dental Division participates jointly with the NextGen Division in providing software and services to safety-net clinics like FQHCs and other safety-net health centers, including public health centers, community health centers, free clinics, as well as rural and tribal health centers. FQHCs and other safety-net clinics are community-based organizations that are funded by the federal government, which provide medical and dental services to underprivileged and underserved communities. The Patient Protection and Affordable Care Act, which was signed into law in March 2010, reserved $11 billion over a multi-year period for FQHCs, creating unprecedented opportunities for FQHCs growth and the formation of new FQHCs. When combined and used in tandem, NextGen® EHR, NextGen® EDR, and NextGen® PM are capable of providing an integrated patient record, which is a unique product in this marketplace that is accessible by both physicians and dentists. In May 2013, NextGen® EDR version 4.3 was ONC-ATCB certified by the Certification Commission for Health Information ("CCHIT®") as a complete EHR and demonstrated compliance with all clinical quality measures for eligible providers.
The QSI Dental Division's legacy practice management software suite, known as Clinical Product Suite (“CPS”), uses a UNIX® operating system and can be fully integrated with the customer server-based practice management software offered by each of our Divisions. When integrated and delivered with the NextGen® PM solution, CPS is re-branded as NextGen® EDR and incorporates a wide range of clinical tools including, but not limited to, periodontal charting and digital imaging of X-ray and inter-oral camera images, that are integrated as part of the electronic patient record. The QSI Dental Division also develops, markets, and provides EDI services to dental practices, including electronic submission of claims to insurance providers as well as automated patient statements.
Hospital Solutions Division. The Hospital Solutions Division, with its primary location in Austin, Texas, provides integrated clinical, financial and connectivity solutions for rural, community and specialty hospitals. The Hospital Solutions Division also develops and markets an equivalent revenue cycle management and clinical information systems software products for the small and specialty hospital market, which perform the administrative functions required for operating hospitals.
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

Overview of Our Results

•
Consolidated revenue increased 3.6%, or $4.3 million, in the three months ended June 30, 2015 as compared to the same prior year period. The change is primarily the result of a 26.1% increase in software related subscription services revenues and a 21.3% increase in RCM and related services revenues, partially offset by an 18.1% decrease in software license and hardware revenue and a 23.9% decrease in professional services revenue. The increase in subscription services revenue reflects growth in interoperability subscriptions as well as subscriptions related to our NextGen® Patient Portal product offering. The increase in RCM and related services revenue is the result of new customer additions and organic growth. The decline in software license and hardware revenue reflects the increasingly saturated markets in which our core software products are sold, and the decline in professional services revenue is due to lower implementation and training revenue resulting from the recent decline in system sales and lower consulting services revenue.

•
Consolidated gross profit as a percentage of revenue increased slightly to 54.2% for the three months ended June 30, 2015 compared to 52.3% in the prior year period, resulting from a shift in revenue mix and a decline in the amortization of previously capitalized software costs.

•
Consolidated operating income increased 16.5%, or $1.3 million, in the three months ended June 30, 2015 as compared to the same prior year period. The increase is mostly due to a 7.3%, or $4.5 million, increase in gross profit resulting from the increase in total revenues noted above, which was offset by an increase of 6.6% in selling, general and administrative expenses related to increases in salaries and benefits and higher bad debt expense.

NextGen Division

•
NextGen Division revenue remained relatively consistent with a slight decrease of 0.1% in the three months ended June 30, 2015, as compared to the same prior year period. Divisional software related subscription services revenue increased by 26.7%, EDI and data services revenue increased by 10.5%, and support and maintenance increased by 6.6%, offset by decreases of 17.2% in software license and hardware revenue and 31.2% in professional services revenue. As noted above, the increase in subscription services revenue reflects growth in interoperability subscriptions as well as subscriptions related to our NextGen® Patient Portal product offering.

•
NextGen Division operating income (excluding Corporate and unallocated amounts) increased slightly by 1.2% in the three months ended June 30, 2015, as compared to the same prior year period due mostly to a decline in overall operating expenses, including lower commissions and other payroll related costs, which was offset by higher payroll and related benefits expense within cost of revenue.

•
Our goals include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, expanding our software and service offerings supporting pay-for-performance initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, expanding our interoperability and enterprise analytics capabilities, integrating our hospital and ambulatory software products and further development and enhancements of our portfolio of specialty focused templates within our electronic health records software. We intend to remain at the forefront of upcoming new regulatory requirements, including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing customers, expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the RCM Services Division. Our recent acquisitions of Mirth and Gennius improve our competitiveness in the markets and provide new customers and expanded markets for the NextGen Division and also support our strategy to focus on accountable care organizations around interoperability, patient engagements, population health and collaborative care management, and enterprise analytics. We believe we are well-positioned within the evolving healthcare market to deliver products and services that address the growing importance of quality collaborative care and shift from fee-for-service to value-based, pay-for-performance care.

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

RCM Services Division

•
RCM Services Division revenue increased 26.5%, or $4.7 million, in the three months ended June 30, 2015. The RCM Services Division benefited mostly from new customer additions during the three months ended June 30, 2015 as well as organic growth achieved through cross selling RCM services to existing NextGen Division customers.

•
Operating income increased 96.7%, or $2.2 million, in the three months ended June 30, 2015 as compared to the same prior year period primarily due to an increase in divisional gross profit compared to the prior year period.

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

QSI Dental Division

•
QSI Dental Division revenue increased 4.1%, or $0.2 million in the three months ended June 30, 2015 primarily due to a $0.1 million increase in software license and hardware revenue, a $0.1 million increase in support and maintenance revenue and a $0.1 million increase in professional services revenue, offset by a $0.1 million decrease in EDI and data services revenue.

•	Divisional operating income (excluding Corporate and unallocated amounts) remained consistent at $0.9 million for both the three months ended June 30, 2015 and 2014.

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
Hospital Solutions Division

•
Hospital Solutions Division revenue decreased 12.1% in the three months ended June 30, 2015. Revenue was primarily impacted by a 61.7% decrease in software, hardware and related revenue, partially offset by a 19.0% increase in support and maintenance revenue.

•
Divisional operating income (excluding Corporate and unallocated amounts) was $1.0 million for the three months ended June 30, 2015 as compared to a $1.7 million loss for the same prior year period. The improvement in operating results is due mostly to a substantial increase in gross profit, driven largely by a $1.9 million reduction in cost of professional services revenue due to lower headcount within the division.

•
During the year ended March 31, 2014, our expectations about the future performance of the Hospital Solutions Division resulted in the full impairment of significant long-term assets of the Division. Along with recording the impairment charge, we have also ceased capitalization and amortization of software development costs related to the Hospital Solutions Division's software products. As we expect to focus sales efforts only on a limited number of software products, such as Surgical Scheduling and Emergency Department, we anticipate a continued decline in future software sales and a corresponding decrease in professional services revenue. The Division may incur operating losses or have limited opportunity for profitability in the near future as we continue to invest in and support our existing customer base and in light of our expected sales efforts within this division.

Corporate and unallocated amounts (costs not allocated to the operating segments)

•
Research and development costs increased by 5.2% to $17.1 million for the three months ended June 30, 2015 as compared to $16.2 million for the same prior year period. We anticipate an increase in gross research and development expenditures due to growing rates of investment required to concurrently develop major new products while continuing to create significant new enhancements to our existing product lines, which we expect to result in higher net research and development expense. As summarized in the table below, the amount of software costs capitalized in proportion to the amount of total research and development expenditures, including both amounts expensed and capitalized, has increased slightly for the three months ended June 30, 2015 as compared to the same prior year period:

	Three Months Ended June 30,
	2015	2014
Gross expenditures	$20,720	$19,138
Capitalized software costs	(3,635)	(2,902)
Research and development costs, as reported	$17,085	$16,236

Capitalized software costs as a percentage of gross expenditures	17.5%	15.2%

•
Amortization of capitalized software costs decreased by 32.3% to $2.4 million for the three months ended June 30, 2015 as compared to $3.6 million for the same prior year period. The decrease in amortization of capitalized software costs is due to certain products being fully amortized in the prior period. We expect that the upcoming general release of the next major version of our flagship software platform will result in significantly higher rates of amortization relative to previously capitalized software development costs reflected in our recent historical operating results. Amortization of capitalized software costs are reflected as cost of revenue on our consolidated statements of comprehensive income. Refer to Note 6, “Capitalized Software Costs” of our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an estimate of future amortization of capitalized software costs.

•
Other Corporate and overhead costs increased by $3.8 million to $18.8 million for the three months ended June 30, 2015 as compared to $15.0 million for the same prior year period primarily due to increases in salaries and benefits, legal expense, software maintenance expense, and depreciation. In addition, an increase in marketing headcount plus added utilization of online advertising and media placement has resulted in an 18.2% increase in marketing expense to $3.8 million for the three months ended June 30, 2015 as compared to $3.2 million for the same prior year period.

The following table sets forth, for the periods indicated, the percentage of net revenue represented by each item in our consolidated statements of comprehensive income (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
(Unaudited)	2015	2014
Revenues:
Software license and hardware	13.3%	16.8%
Software related subscription services	10.0	8.2
Total software, hardware and related	23.3	25.0
Support and maintenance	35.8	34.6
Revenue cycle management and related services	16.6	14.2
Electronic data interchange and data services	16.5	15.5
Professional services	7.8	10.7
Total revenues	100.0	100.0
Cost of revenue:
Software license and hardware	5.8	6.4
Software related subscription services	4.9	3.8
Total software, hardware and related	10.6	10.2
Support and maintenance	6.5	5.9
Revenue cycle management and related services	11.9	10.8
Electronic data interchange and data services	10.1	10.2
Professional services	6.7	10.7
Total cost of revenue	45.8	47.7
Gross profit	54.2	52.3
Operating expenses:
Selling, general and administrative	32.1	31.2
Research and development costs	14.0	13.8
Amortization of acquired intangible assets	0.7	0.8
Total operating expenses	46.8	45.8
Income from operations	7.4	6.6
Interest income, net	0.2	0.0
Other income (expense), net	0.0	0.0
Income before provision for income taxes	7.6	6.6
Provision for income taxes	2.4	2.3
Net income	5.2%	4.4%

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014
Net Income. Our net income for the three months ended June 30, 2015 was $6.4 million, or $0.11 per share on a basic basis and $0.10 per share on a fully diluted basis. In comparison, we had net income of $5.2 million, or $0.09 per share on a basic basis and $0.08 per share fully diluted basis for the three months ended June 30, 2014. The change in net income for the three months ended June 30, 2015 was primarily attributed to the following:

•
increase in support and maintenance revenues of $2.9 million, or 7.1%, increase in RCM and related services revenues of $3.6 million, or 21.3%, and increase in EDI and data services revenues of $1.9 million, or 10.2%, offset by

•
decrease in software, hardware and related revenues of $1.0 million, or 3.5%, as a result of lower software license sales that is reflective of the increasingly saturated markets in which our core software products are sold, and decrease in professional services revenue of $3.0 million, or 24.0%, due to lower recent system sales,

•	increase of $2.4 million in selling, general and administrative costs due to higher salaries and wages and higher bad debt expense, and

•	increase of $0.3 million in the provision for income taxes, principally reflecting the increase in pretax income.
Revenues. Revenue for the three months ended June 30, 2015 increased 3.6% to $122.2 million from $117.9 million for the three months ended June 30, 2014. NextGen Division revenue decreased 0.1% to $91.6 million compared to $91.7 million in the three months ended June 30, 2014; RCM Services Division revenue increased 26.5% to $22.5 million from $17.8 million; QSI Dental Division revenue increased 4.1% during that same period to $4.4 million from $4.2 million; and Hospital Solutions Division revenue decreased 12.1% to $3.7 million from $4.2 million in the three months ended June 30, 2014.
Software, Hardware and Related. Revenue from consolidated software, hardware and related sales for the three months ended June 30, 2015 decreased 3.5% to $28.4 million from $29.5 million in the same prior year period.
The following table summarizes software, hardware and related sales on a consolidated and divisional basis for the three months ended June 30, 2015 and 2014 (in thousands):

	Software License and Hardware	Software Related Subscription Services	Total Software, Hardware and Related
Three Months Ended June 30, 2015
NextGen Division	$15,386	$11,094	$26,480
RCM Services Division	194	448	642
QSI Dental Division	603	197	800
Hospital Solutions Division	6	507	513
Consolidated	$16,189	$12,246	$28,435
Three Months Ended June 30, 2014
NextGen Division	$18,578	$8,759	$27,337
RCM Services Division	101	9	110
QSI Dental Division	501	190	691
Hospital Solutions Division	581	757	1,338
Consolidated	$19,761	$9,715	$29,476
Software, hardware and related sales for the NextGen Division declined by $0.9 million due to a $3.2 million, or 17.2%, decrease in software license and hardware revenue during the three months ended June 30, 2015 versus the same period last year, resulting from lower sales to both new and existing customers, offset by a $2.3 million, or 26.7%, increase in software related subscription services due to growth in interoperability subscriptions as well as subscriptions related to our NextGen® Patient Portal product offering. The decline in NextGen Division software license and hardware revenue is principally due to increasing levels of market saturation for core electronic health record and practice management solutions. The NextGen Division’s software license and hardware revenue accounted for 58.1% of divisional software, hardware and related revenue during the three months ended June 30, 2015 compared to 68.0% during the same period a year ago. Software license and hardware revenue continues to be an area of primary emphasis for the NextGen Division.
Total software, hardware and related sales for the QSI Dental Division increased 15.8%, or $0.1 million, in the three months ended June 30, 2015 versus the same period last year primarily due to increased software sales. The Division's cloud-based software solutions, QDW, is sold primarily as a SaaS solution for which revenue is recognized over an extended period of time rather than upfront. Revenue recognized from QDW is reported within the software related subscription services category of revenue and has remained consistent with approximately $0.2 million of revenue in both the three months ended June 30, 2015 and 2014.
At the Hospital Solutions Division, software, hardware and related revenue decreased 61.7%, or $0.8 million in the three months ended June 30, 2015 versus the same period last year primarily the result of higher accruals for sales credits in the current period for both software license and hardware sales and software related subscriptions.
We expect to benefit, over time, from growth in the replacement market, driven by an expected consolidation of electronic health records vendors. We also anticipate the creation of new opportunities in connection with the evolution of healthcare from a fee-for-services reimbursement model to a pay-for-performance model around the management of patient populations. Our acquisitions of Gennius and Mirth provided us with new products and services around population health, collaborative care management, interoperability and enterprise analytics to address these market dynamics. While it remains difficult to assess the relative impact or the timing of positive and negative trends affecting the aforementioned market opportunities, we believe we are well positioned to remain a leader in serving the evolving market needs for healthcare information technology.
Support and Maintenance, RCM, EDI and Professional Services. For the three months ended June 30, 2015, our consolidated revenue from support and maintenance, RCM and related services, EDI and data services increased by 7.1%, 21.3%, and 10.2%, respectively, compared to the first quarter of fiscal 2015. Consolidated professional services revenue decreased 24.0% during the three months ended June 30, 2015 compared to the same prior year period, in connection with softening demand for the related software licenses, as described above.
The following table summarizes support and maintenance, RCM and related services, EDI and data services and professional services revenue by category on a consolidated and divisional basis for the three months ended June 30, 2015 and 2014 (in thousands):

	Support and Maintenance	RCM and Related Services	EDI and Data Services	Professional Services
Three Months Ended June 30, 2015
NextGen Division	$39,022	$—	$18,562	$7,551
RCM Services Division	141	20,243	390	1,046
QSI Dental Division	1,953	—	1,214	451
Hospital Solutions Division	2,597	—	23	536
Consolidated	$43,713	$20,243	$20,189	$9,584
Three Months Ended June 30, 2014
NextGen Division	$36,603	$—	$16,800	$10,974
RCM Services Division	139	16,693	189	630
QSI Dental Division	1,881	—	1,290	381
Hospital Solutions Division	2,182	—	40	616
Consolidated	$40,805	$16,693	$18,319	$12,601
Support and maintenance revenue at the NextGen Division for the three months ended June 30, 2015 increased by 6.6% to $39.0 million from $36.6 million for the same prior year period primarily as a result of net additional licenses from both new and existing customers and lower accruals of sales returns and related reserves. NextGen Division EDI and data services revenue grew 10.5% to $18.6 million compared to $16.8 million in the same prior year period. The growth in NextGen EDI revenue has come from new customers and from further penetration of the division’s existing customer base. Professional services revenue for the NextGen Division, which consists primarily of implementation and training and consulting services, decreased 31.2% to $7.6 million in the three months ended June 30, 2015 from $11.0 million in the same prior year period as a result of the recent decline in system sales.
For the three months ended June 30, 2015, RCM and related services revenue increased to $20.2 million compared to $16.7 million in the same prior year period. The growth in RCM revenue is primarily attributable to organic growth achieved through cross selling RCM services to existing NextGen Division customers as well as the addition of new customers.
QSI Dental Division support and maintenance and professional services revenue for the three months ended June 30, 2015 increased slightly by $0.1 million each as compared to the same prior year period. EDI and data services revenue at the QSI Dental Division decreased slightly by $0.1 million for the three months ended June 30, 2015 compared to the same prior year period.
For the Hospital Solutions Division, support and maintenance revenue for the three months ended June 30, 2015 increased $0.4 million, or 19.0%, as compared to the same prior year period. Professional services revenue decreased slightly by $0.1 million as compared to the same prior year period.
We intend to continue to promote support and maintenance, RCM and related services, and EDI and data services to both new and existing customers.
Cost of Revenue. Cost of revenue for the three months ended June 30, 2015 decreased to $56.0 million from $56.2 million in the same prior year period and the cost of revenue as a percentage of revenue decreased to 45.8% from 47.7%. The decrease in cost of revenue as a percentage of revenue reflects a $1.2 million, or 32.3%, decrease in amortization of capitalized software costs as compared to the same prior year period due to certain legacy software products becoming fully amortized.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	%	2014	%
NextGen Division
Revenue	$91,615	100.0%	$91,714	100.0%
Cost of revenue	33,057	36.1%	31,881	34.8%
Gross profit	$58,558	63.9%	$59,833	65.2%
RCM Services Division
Revenue	$22,462	100.0%	$17,761	100.0%
Cost of revenue	15,153	67.5%	13,195	74.3%
Gross profit	$7,309	32.5%	$4,566	25.7%
QSI Dental Division
Revenue	$4,418	100.0%	$4,243	100.0%
Cost of revenue	2,479	56.1%	2,317	54.6%
Gross profit	$1,939	43.9%	$1,926	45.4%
Hospital Solutions Division
Revenue	$3,669	100.0%	$4,176	100.0%
Cost of revenue	1,946	53.0%	4,306	103.1%
Gross profit (loss)	$1,723	47.0%	$(130)	(3.1)%
Unallocated cost of revenue	$3,342	N/A	$4,491	N/A
Consolidated
Revenue	$122,164	100.0%	$117,894	100.0%
Cost of revenue	55,977	45.8%	56,190	47.7%
Gross profit	$66,187	54.2%	$61,704	52.3%
Gross profit margin for the NextGen Division decreased for the three months ended June 30, 2015 compared to the same prior year period primarily due to a decrease in high-margin software sales. Gross profit margin for the RCM Services Division increased compared to the same prior year period primarily as a result of increased cash collections from customers for which revenues are being recognized on a cash collection basis and for which the related costs of revenue have been previously incurred. The gross profit margin for the Hospital Solutions Division in the three months ended June 30, 2015 benefited from a significant decline in cost of revenue due mostly to lower payroll and related benefits costs, in connection with reductions in headcount.

The following table details the individual components of cost of revenue and gross profit (loss) as a percentage of total revenue on a consolidated and divisional basis for the three months ended June 30, 2015 and 2014:

	Software License and Hardware	Software Related Subscription Services	Support and Maintenance	RCM and Related Services	EDI and Data Services	Professional Services	Total Cost of Revenue	Gross Profit (Loss)
Three Months Ended June 30, 2015
NextGen Division	3.8%	6.1%	6.3%	0.0%	12.2%	7.7%	36.1%	63.9%
RCM Services Division	0.0%	0.0%	0.1%	64.6%	1.5%	1.3%	67.5%	32.5%
QSI Dental Division	4.8%	2.2%	15.3%	0.0%	18.3%	15.5%	56.1%	43.9%
Hospital Solutions Division	0.0%	6.4%	40.6%	0.0%	0.2%	5.8%	53.0%	47.0%
Consolidated	5.8%	4.9%	6.5%	11.9%	10.1%	6.6%	45.8%	54.2%
Three Months Ended June 30, 2014
NextGen Division	3.1%	4.4%	4.7%	0.0%	12.0%	10.6%	34.8%	65.2%
RCM Services Division	0.0%	0.0%	0.2%	71.5%	1.0%	1.6%	74.3%	25.7%
QSI Dental Division	4.0%	2.3%	15.8%	0.0%	19.2%	13.3%	54.6%	45.4%
Hospital Solutions Division	0.6%	7.6%	44.8%	0.0%	0.5%	49.6%	103.1%	(3.1)%
Consolidated	6.4%	3.8%	5.9%	10.8%	10.2%	10.6%	47.7%	52.3%
Cost of software license and hardware decreased slightly to 5.8% of total revenue during the three months ended June 30, 2015 as compared to 6.4% for the same period a year ago, which is mainly the result of the full amortization of certain legacy software products, leading to a decrease in related amortization of capitalized software costs. The decline in cost of software license and hardware was offset by an increase in cost of software related subscription services, which increased to 4.9% for the three months ended June 30, 2015 as compared to 3.8% for the same prior year period, attributable to headcount growth and higher related payroll and benefits expense associated with delivering our products and services at the NextGen Division.
Cost of support and maintenance, RCM and related services, and EDI and data services as a percentage of total revenue for the three months ended June 30, 2015 remained consistent relative to the same period a year ago although the absolute level of payroll and benefit expenses associated with delivering our products and services has increased due to headcount additions required to support revenue growth.
We experienced a significant decline in cost of professional services, which decreased to 6.6% during the three months ended June 30, 2015 as compared to 10.6% for the same period a year ago, due to lower headcount in the NextGen Division and Hospital Solutions Division and improved cost and utilization management. On a consolidated basis, cost of professional services decreased by $4.4 million, of which $2.6 million of the decrease is related to the NextGen Division and $1.9 million relates to the Hospital Solutions Division.
As a result of the foregoing events and activities, our gross profit percentage increased to 54.2% for the three months ended June 30, 2015 versus 52.3% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2015 increased 6.6% to $39.2 million as compared to $36.7 million for the prior year period. The increase in selling, general and administrative expenses consists primarily of:

•	$1.1 million net increase in salaries and benefits, due to increased headcount and higher bonus expense;

•
$1.7 million increase in bad debt expense because the prior year period included a net bad debt benefit (i.e., a credit) to earnings, related to aggressive working capital management in that period; and

•	$0.4 million increase in legal expenses due mostly to increased costs for shareholder litigation defense; partially offset by

•	$0.6 million decrease in acquisition related costs due mostly to post-acquisition fair value adjustments to contingent consideration related to Mirth in the prior year; and

•	$0.2 million net decrease in other selling and administrative expenses.
Share-based compensation expense was approximately $0.5 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue increased from 31.2% in the three months ended June 30, 2014 to 32.1% in the three months ended June 30, 2015.
Research and Development Costs. Research and development costs for the three months ended June 30, 2015 and 2014 were $17.1 million and $16.2 million, respectively. Research and development costs as a percentage of revenue increased to 14.0% in the three months ended June 30, 2015 from 13.8% for the prior year period. The increase in research and development expenses is primarily due to the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new product development and other enhancements to our existing products.
The capitalization of software development costs results in a reduction to reported research and development costs. For the three months ended June 30, 2015 and 2014, our additions to capitalized software were $3.6 million and $2.9 million, respectively. For the three months ended June 30, 2015 and 2014, total research and development expenditures including both amounts expensed and capitalized was $20.7 million and $19.1 million, respectively.
We intend to continue to invest heavily in research and development to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products and to develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community.
Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets decreased to $0.9 million for the three months ended June 30, 2015 from $1.0 million from the prior year period.
Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2015 and 2014 was $2.9 million and $2.7 million, respectively. The effective tax rates were 31.5% and 34.0% for the three months ended June 30, 2015 and 2014, respectively. The effective rate for the three months ended June 30, 2015 decreased as compared to the same prior year period primarily due to a favorable impact of the qualifying production activity deduction in the current period.
Liquidity and Capital Resources
The following table presents selected financial statistics and information for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Cash and cash equivalents and marketable securities	$116,797	$116,435
Net increase (decrease) in cash and cash equivalents and marketable securities	$(13,788)	$2,634
Net income	$6,362	$5,163
Net cash provided by operating activities	$3,707	$18,565
Number of days of sales outstanding (1)	75	87
_________________________
(1) Days sales outstanding is equal to accounts receivable divided by average daily revenue.
Cash Flows from Operating Activities
The following table summarizes our consolidated statements of cash flows for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Net income	$6,362	$5,163
Non-cash expenses	8,318	7,874
Cash from net income (as adjusted)	14,680	13,037
Change in accounts receivable	7,120	3,172
Change in other assets and liabilities	(18,093)	2,356
Net cash provided by operating activities	$3,707	$18,565
Net cash provided by operating activities for the three months ended June 30, 2015 and 2014 was approximately $3.7 million and $18.6 million, respectively. Changes in other assets and liabilities resulted in a $20.4 million decline in cash provided by operating activities as compared to the prior year period, which was offset by an increase of $3.9 million in cash flows attributable to the continued reduction in accounts receivable, due to aggressive working capital management. The reduction to cash flows due to changes in other assets and liabilities is mostly related to payments of accrued bonuses and income taxes.
Although net cash provided by operating activities for the three months ended June 30, 2015 declined significantly by $14.9 million as compared to the same prior year period, cash provided by operating activities has historically been, and is expected to continue to be, our primary source of cash, driven by our net income and working capital management.

A key component of working capital management involves the collection of accounts receivable. The effectiveness of such management can be measured by days sales outstanding (“DSO”) of accounts receivable. DSO decreased to 75 days during the three months ended June 30, 2015, as compared to 87 days during the same prior year period, reflecting continued improvement of our accounts receivable management..
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended June 30, 2015 and 2014 was approximately $7.4 million and $3.2 million, respectively. The $4.1 million increase in net cash used in investing activities is primarily due to a $0.7 million increase in additions to capitalized software costs, a $1.1 million increase in additions to equipment and improvements, and a $1.5 million increase in purchases of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended June 30, 2015 and 2014 was $10.5 million and $10.7 million, respectively. During the three months ended June 30, 2015, we paid $10.7 million in dividends to shareholders, the impact of which was nominally offset by proceeds of $0.2 million from the issuance of shares under employee plans. In comparison, during the same prior year period, we paid $10.7 million in dividends to shareholders and $0.1 million related to the issuance of shares under employee plans.
Cash and Cash Equivalents and Marketable Securities
At June 30, 2015, we had combined cash and cash equivalents and marketable securities of $116.8 million, reflecting an decrease of $13.8 million from the comparable balance as of March 31, 2015. This decrease principally reflects cash payments made in the quarter related to fiscal 2015 incentive compensation plans and income taxes owing from such year.
We may use a portion of our funds in connection with future acquisitions, although the specific timing and amount of funds to be used is not currently determinable. We intend to expend some of these funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. Such expenditures will be funded from cash on hand and cash flows from operations.
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
On July 22, 2015, the Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of September 11, 2015 with an expected distribution date on or about October 5, 2015.

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 20, 2015	June 12, 2015	July 6, 2016	$0.175
Fiscal year 2016			$0.175
May 28, 2014	June 13, 2014	July 3, 2014	0.175
July 23, 2014	September 12, 2014	October 3, 2014	0.175
October 22, 2014	December 12, 2014	January 2, 2015	0.175
January 21, 2015	March 13, 2015	April 3, 2015	$0.175
Fiscal year 2015			$0.700

Management believes that its cash, cash equivalents and marketable securities on hand at June 30, 2015, together with its cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements, as well as any dividends to be paid in the ordinary course of business, for the next twelve months. Our Board of Directors will continue to evaluate the strategic use of our cash towards payment of dividends in light of both working capital and capital expenditure requirements.
Contractual Obligations
The following table summarizes our significant contractual obligations at June 30, 2015 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2016 (remaining nine months)	2017	2018	2019	2020	2021 and beyond
Operating lease obligations	$51,915	$5,566	$8,124	$8,443	$5,454	$4,423	$19,905
Contingent consideration and other acquisition related liabilities (excluding share-based payments)	$900	200	$700	$—	—	—	—
Total	$52,815	$5,766	$8,824	$8,443	$5,454	$4,423	$19,905
The deferred compensation liability as of June 30, 2015 was $6.4 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.
The uncertain tax position liability as of June 30, 2015 was $3.8 million, which is not included in the table above as the timing of expected payments is not determinable.
In addition, future minimum lease payments of approximately $11.7 million relating to the lease amendment of our Horsham, Pennsylvania location, subsequently executed in July 2015, are not reflected in the table above.

Recent Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There is little to no market risk as we currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds, certificates of deposits and short term municipal bonds with average maturities of 365 days or less at the time of purchase.
Although we have international operations, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2015, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Hussein Litigation
On October 7, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of the Company.  The Company filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance.  The amended complaint seeks actual damages, exemplary and punitive damages and costs. The Company filed a demurrer to the amended complaint. On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, the Company filed an answer and cross complaint. On June 26, 2015, the Company filed a motion for summary judgment. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of the Company other than the defendants against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California, by a shareholder of the Company. After the court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption "Hussein Litigation," generally alleges that statements made to the Company’s shareholders regarding the Company’s financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. The Company filed a motion to dismiss the amended complaint on June 20, 2014, which the court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Briefing on the appeal is scheduled to be completed in the fall of 2015. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above related to the "complaints filed by Mr. Hussein" and the Deerfield Beach Police Pension Fund and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation pending Plaintiffs' decision regarding possible appeal in the Federal Securities Class Action. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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

ITEM 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report and the risk factor set forth below, which supplements the risk factors previously disclosed.
We are outsourcing our internal audit function, which involves a number of risks that may adversely affect our business and results of operations. We are currently transitioning our internal audit function to a third-party provider. Although we believe that outsourcing this function will ultimately result in lower costs and increased efficiencies, this may not be the case immediately or ever. The transition process to an outsourced internal audit function is complex and time-consuming, which may result in a diversion of management’s time and attention away from business operations. This diversion could have an adverse effect on our business, results of operations and financial condition. In addition, outsourcing our internal audit function means we will be relying upon a third party to meet our needs. Because this third party may not be as responsive to our needs as we would be ourselves, we may increase the risk of disruption to our operations. If our third-party provider terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. Even a temporary disruption in services could result in significant risk of noncompliance with our duties as a public company, which could have an adverse effect on our business. Moreover, there can be no assurance that a replacement service provider will provide its services at the same or a lower cost than the service provider it replaces. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the outsourcing transition process or if our outsourced internal audit function does not function as expected or give rise to the expected benefits.

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

QUALITY SYSTEMS, INC.
Date:	July 23, 2015	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date:	July 23, 2015	By:	/s/ John K. Stumpf
John K. Stumpf
Interim Chief Financial Officer (Principal Accounting Officer)