Form 10-Q
period 2015-09-30
QUALITY SYSTEMS, INC
filed 2015-10-23
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of outstanding shares of the Registrant’s common stock as of October 20, 2015 was 60,862,500 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$98,647	$118,993
Restricted cash and cash equivalents	3,982	2,419
Marketable securities	12,130	11,592
Accounts receivable, net	98,393	107,669
Inventories	649	622
Income taxes receivable	5,077	3,147
Deferred income taxes, net	24,074	24,080
Other current assets	12,955	11,535
Total current assets	255,907	280,057
Equipment and improvements, net	22,537	20,807
Capitalized software costs, net	42,155	40,397
Intangibles, net	24,088	27,689
Goodwill	73,571	73,571
Other assets	17,884	18,000
Total assets	$436,142	$460,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,965	$10,018
Deferred revenue	57,683	66,343
Accrued compensation and related benefits	16,321	24,051
Income taxes payable	61	10,048
Dividends payable	10,722	10,700
Other current liabilities	37,593	33,924
Total current liabilities	133,345	155,084
Deferred revenue, net of current	1,163	1,349
Deferred compensation	6,325	5,750
Other noncurrent liabilities	7,812	14,798
Total liabilities	148,645	176,981
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common Stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 60,863 and 60,303 shares at September 30, 2015 and March 31, 2015, respectively	609	603
Additional paid-in capital	209,638	198,650
Accumulated other comprehensive loss	(481)	(192)
Retained earnings	77,731	84,479
Total shareholders’ equity	287,497	283,540
Total liabilities and shareholders’ equity	$436,142	$460,521
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Software license and hardware	$19,687	$19,316	$35,876	$39,077
Software related subscription services	12,437	9,687	24,683	19,402
Total software, hardware and related	32,124	29,003	60,559	58,479
Support and maintenance	42,176	42,135	85,889	82,940
Revenue cycle management and related services	20,793	17,432	41,036	34,125
Electronic data interchange and data services	20,581	18,906	40,770	37,225
Professional services	9,695	13,043	19,279	25,644
Total revenues	125,369	120,519	247,533	238,413
Cost of revenue:
Software license and hardware	6,578	7,475	13,619	15,031
Software related subscription services	5,963	5,384	11,921	9,835
Total software, hardware and related	12,541	12,859	25,540	24,866
Support and maintenance	8,394	6,785	16,337	13,699
Revenue cycle management and related services	14,680	13,202	29,192	25,908
Electronic data interchange and data services	12,539	12,015	24,865	24,014
Professional services	8,444	11,912	16,641	24,476
Total cost of revenue	56,598	56,773	112,575	112,963
Gross profit	68,771	63,746	134,958	125,450
Operating expenses:
Selling, general and administrative	37,396	38,681	76,567	75,411
Research and development costs	17,981	16,898	35,066	33,134
Amortization of acquired intangible assets	898	908	1,795	1,891
Total operating expenses	56,275	56,487	113,428	110,436
Income from operations	12,496	7,259	21,530	15,014
Interest income, net	41	69	343	123
Other expense, net	(54)	(26)	(104)	(17)
Income before provision for income taxes	12,483	7,302	21,769	15,120
Provision for income taxes	4,168	2,552	7,092	5,207
Net income	$8,315	$4,750	$14,677	$9,913
Other comprehensive income:
Foreign currency translation (net of tax)	(212)	(68)	(284)	(76)
Unrealized gain (loss) on marketable securities (net of tax)	(1)	34	(5)	27
Comprehensive income	$8,102	$4,716	$14,388	$9,864
Net income per share:
Basic	$0.14	$0.08	$0.24	$0.16
Diluted	$0.14	$0.08	$0.24	$0.16
Weighted-average shares outstanding:
Basic	60,461	60,247	60,387	60,238
Diluted	61,194	60,788	61,129	60,782
Dividends declared per common share	$0.175	$0.175	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$14,677	$9,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,449	4,402
Amortization of capitalized software costs	4,929	7,117
Amortization of other intangibles	3,601	3,608
Loss on disposal of equipment and improvements	81	12
Provision for bad debts	963	(891)
Provision for inventory obsolescence	92	62
Share-based compensation	1,585	1,657
Deferred income taxes	468	31
Change in fair value of contingent consideration	822	1,004
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	8,313	8,762
Inventories	(119)	27
Accounts payable	699	774
Deferred revenue	(8,846)	(1,824)
Accrued compensation and related benefits	(7,730)	(4)
Income taxes	(12,449)	4,399
Deferred compensation	575	503
Other assets and liabilities	1,776	3,189
Net cash provided by operating activities	13,886	42,741
Cash flows from investing activities:
Additions to capitalized software costs	(6,687)	(6,369)
Additions to equipment and improvements	(6,012)	(4,503)
Proceeds from sales and maturities of marketable securities	3,810	6,431
Purchases of marketable securities	(4,419)	(4,349)
Net cash used in investing activities	(13,308)	(8,790)
Cash flows from financing activities:
Proceeds (net share settlements) from issuance of shares under employee plans	479	(55)
Dividends paid	(21,403)	(21,375)
Payment of contingent consideration related to acquisitions	—	(686)
Net cash used in financing activities	(20,924)	(22,116)
Net increase (decrease) in cash and cash equivalents	(20,346)	11,835
Cash and cash equivalents at beginning of period	118,993	103,145
Cash and cash equivalents at end of period	$98,647	$114,980

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$18,818	$507
Common stock issued for Mirth share-based contingent consideration	$9,273	$—
Non-cash investing and financing activities:
Dividends declared but not paid	$10,722	$10,697
Unpaid additions to equipment and improvements	$248	$303

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
Basis of Presentation. The accompanying unaudited consolidated financial statements as of September 30, 2015 and for the three and six months ended September 30, 2015 and 2014 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
Beginning in the first quarter of fiscal 2016, we presented certain components of revenue within the consolidated statements of comprehensive income in a format intended to group like-kind products and services and disaggregate the other services category of revenue, which has continued to comprise a larger percentage of total revenue. More specifically, the primary changes to the presentation of revenue included:

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

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Costs and expenses:
Cost of revenue	$102	$92	$199	$178
Research and development costs	103	97	213	180
Selling, general and administrative	696	678	1,173	1,299
Total share-based compensation	901	867	1,585	1,657

The total income tax benefit related to share-based compensation was $276 and $249 for the three months ended September 30, 2015 and 2014, respectively. For the six months ended September 30, 2015 and 2014, total income tax benefit related to share-based compensation was $476 and $512, respectively.

Recent Accounting Standards. Recent accounting pronouncements requiring implementation in future periods are discussed below or in the notes, where applicable.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. This guidance is effective for us for the quarter ending March 31, 2016. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which replaces the concept of subsequently measuring inventory at 'lower of cost or market' with that of 'lower of cost and net realizable value'. The guidance only applies to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. This guidance is effective for us for fiscal year ending March 31, 2018. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
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
In May 2014, the FASB, along with the International Accounting Standards Board, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about revenue and provides improved guidance for multiple element arrangements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, based on the July 2015 decision and issuance of Accounting Standards

Update No. 2015-14, Deferral of Effective Date ("ASU 2015-14") by the FASB to delay the effective date by one year. Companies are permitted to adopt this new guidance following either a full retrospective or modified retrospective approach. ASU 2014-09 is effective for us in the first quarter of fiscal 2019.  We are currently evaluating the potential impact of implementation of this updated authoritative guidance on our consolidated financial statements.
We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2015 and March 31, 2015:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	September 30, 2015
ASSETS
Cash and cash equivalents (1)	$98,647	$98,647	$—	$—
Restricted cash and cash equivalents	3,982	3,982	—	—
Marketable securities (2)	12,130	12,130	—	—
	$114,759	$114,759	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$7,698	$—	$—	$7,698
	$7,698	$—	$—	$7,698

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2015
ASSETS
Cash and cash equivalents (1)	$118,993	$118,993	$—	$—
Restricted cash and cash equivalents	2,419	2,419	—	—
Marketable securities (2)	11,592	11,592	—	—
	$133,004	$133,004	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$16,155	$—	$—	$16,155
	$16,155	$—	$—	$16,155
___________________________________
(1) Cash equivalents consist of money market funds.
(2) Marketable securities consist of available-for-sale money market instruments and fixed-income securities, including certificates of deposit, corporate bonds and notes, and municipal securities.

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

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the six months ended September 30, 2015:

Total Liabilities
Balance as of April 1, 2015	$16,155
Settlement of contingent consideration related to acquisitions (1)	(9,279)
Fair value adjustments	822
Balance as of September 30, 2015	$7,698
____________________________________________
(1) Consists of $9,273 for the settlement of Mirth share-based contingent consideration and $6 related to payments of Sphere contingent consideration.

Non-Recurring Fair Value Measurements
We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the six months ended September 30, 2015, there were no adjustments to fair value of such assets.

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

4. Goodwill
We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. During the three months ended September 30, 2015, we have not identified any events or circumstances that would require an interim goodwill impairment test.
We do not amortize goodwill as it has been determined to have an indefinite useful life.
Goodwill by reporting unit consists of the following:

	March 31, 2015	September 30, 2015
NextGen Division	$33,992	$33,992
RCM Services Division	32,290	32,290
QSI Dental Division (1)	7,289	7,289
Total goodwill	$73,571	$73,571
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

5. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	September 30, 2015
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$25,310	$50,728
Accumulated amortization	(16,508)	(2,431)	(7,701)	(26,640)
Net intangible assets	$5,542	$937	$17,609	$24,088

	March 31, 2015
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$25,310	$50,728
Accumulated amortization	(14,986)	(2,159)	(5,894)	(23,039)
Net intangible assets	$7,064	$1,209	$19,416	$27,689

Amortization expense related to customer relationships and trade name and contracts that is included as operating expenses in the consolidated statements of comprehensive income was $897 and $908 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense related to software technology that is included in cost of revenue for software license and hardware was $904 and $859 for the three months ended September 30, 2015 and 2014, respectively.
Amortization expense related to customer relationships and trade name and contracts that is included as operating expenses in the consolidated statements of comprehensive income was $1,794 and $1,906 for the six months ended September 30, 2015 and 2014, respectively. Amortization expense related to software technology that is included in cost of revenue for software license and hardware was $1,807 and $1,702 for the six months ended September 30, 2015 and 2014, respectively.

The following table represents the remaining estimated amortization of definite-lived intangible assets as of September 30, 2015:

For the year ended March 31,
2016 (remaining six months)	$3,602
2017	6,733
2018	4,481
2019	3,697
2020	3,352
2021 and beyond	2,223
Total	$24,088

6. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	September 30, 2015	March 31, 2015
Gross carrying amount	$120,642	$113,955
Accumulated amortization	(78,487)	(73,558)
Net capitalized software costs	$42,155	$40,397

Amortization expense related to capitalized software costs was $2,490 and $3,515 for the three months ended September 30, 2015 and 2014, respectively.
Amortization expense related to capitalized software costs was $4,929 and $7,117 for the six months ended September 30, 2015 and 2014, respectively.
The following table presents the remaining estimated amortization of capitalized software costs as of September 30, 2015. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2016 (remaining six months)	$5,000
2017	9,600
2018	6,600
2019	6,200
2020	5,900
2021 and beyond	8,855
Total	$42,155

7. Composition of Certain Financial Statement Captions

Accounts receivable include amounts invoiced but not yet rendered at each period end. Undelivered products and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	September 30, 2015	March 31, 2015
Accounts receivable, gross	$108,782	$119,807
Sales return reserve	(7,383)	(8,835)
Allowance for doubtful accounts	(3,006)	(3,303)
Accounts receivable, net	$98,393	$107,669

Inventories are summarized as follows:

	September 30, 2015	March 31, 2015
Computer systems and components	$649	$622

Equipment and improvements are summarized as follows:

	September 30, 2015	March 31, 2015
Computer equipment	$45,399	$42,668
Furniture and fixtures	9,280	10,408
Leasehold improvements	10,479	9,767
	65,158	62,843
Accumulated depreciation and amortization	(42,621)	(42,036)
Equipment and improvements, net	$22,537	$20,807

Current and non-current deferred revenue are summarized as follows:

	September 30, 2015	March 31, 2015
Professional services	$25,105	$30,340
Software license, hardware and other	14,420	17,638
Support and maintenance	12,267	15,077
Software related subscription services	5,891	3,288
Deferred revenue	$57,683	$66,343
Deferred revenue, net of current	$1,163	$1,349

Accrued compensation and related benefits are summarized as follows:

	September 30, 2015	March 31, 2015
Payroll, bonus and commission	$6,114	$13,505
Vacation	10,207	10,546
Accrued compensation and related benefits	$16,321	$24,051

Other current and non-current liabilities are summarized as follows:

	September 30, 2015	March 31, 2015
Contingent consideration and other liabilities related to acquisitions	$7,956	$9,124
Accrued legal expense	6,384	3,527
Customer credit balances and deposits	4,397	4,760
Care services liabilities	3,993	2,381
Self insurance reserve	2,532	2,290
Accrued EDI expense	2,168	2,322
Accrued consulting	2,456	2,603
Accrued royalties	1,590	2,063
Other accrued expenses	6,117	4,854
Other current liabilities	$37,593	$33,924

Contingent consideration and other liabilities related to acquisitions	$—	$7,581
Deferred rent	3,906	3,122
Uncertain tax position and related liabilities	3,906	4,095
Other non-current liabilities	$7,812	$14,798

8. Income Taxes
The provision for income taxes for the three months ended September 30, 2015 and 2014 was approximately $4,168 and $2,552, respectively. The effective tax rates were 33.4% and 34.9% for the three months ended September 30, 2015 and 2014, respectively. The effective rate for the three months ended September 30, 2015 decreased as compared to the same prior year period primarily due to a favorable impact of the qualifying production activity deduction in the three months ended September 30, 2015, offset by discrete adjustments included in the current period related to federal and state research and development credits impacting the prior year.
The provision for income taxes for the six months ended September 30, 2015 and 2014 was approximately $7,092 and $5,207, respectively. The effective tax rates were 32.6% and 34.4% for the six months ended September 30, 2015 and 2014, respectively. The effective rate for the six months ended September 30, 2015 decreased as compared to the same prior year period due to a favorable impact of the qualifying production activity deduction in the six months ended September 30, 2015, offset by discrete adjustments included in the current period related to federal and state research and development credits impacting the prior year.
The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items that give rise to the deferred amount. We expect to receive the full benefit of the deferred tax assets recorded with the exception of a specific state tax credit for which we have recorded a valuation allowance.
Uncertain tax positions
As of September 30, 2015, we had recorded a liability of $3,836 for unrecognized tax benefits related to various federal, state and local income tax matters. If recognized, this amount would reduce our effective tax rate. The tax liability for the six months ended September 30, 2015 increased from the same prior year period by $3,108 due to changes in reserves for state and local income tax benefit related to prior year tax positions.
We are no longer subject to U.S. federal income tax examinations for tax years before 2012. With few exceptions, we are no longer subject to state income tax examinations for tax years before 2011. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

9. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share (“EPS”) is provided below. Shares discussed below are in thousands.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income	$8,315	$4,750	$14,677	$9,913
Basic net income per share:
Weighted-average shares outstanding — Basic	60,461	60,247	60,387	60,238
Basic net income per common share	$0.14	$0.08	$0.24	$0.16

Net income	$8,315	$4,750	$14,677	$9,913
Diluted net income per share:
Weighted-average shares outstanding — Basic	60,461	60,247	60,387	60,238
Effect of potentially dilutive securities	733	541	742	544
Weighted-average shares outstanding — Diluted	61,194	60,788	61,129	60,782
Diluted net income per common share	$0.14	$0.08	$0.24	$0.16

The computation of diluted net income per share does not include 1,990 and 1,878 options to acquire shares of common stock for the three and six months ended September 30, 2015, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
The computation of diluted net income per share does not include 1,737 and 1,615 options to acquire shares of common stock for the three and six months ended September 30, 2014, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

10. Share-Based Awards
Employee Stock Option and Incentive Plans
In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of September 30, 2015, there were 1,819,676 outstanding options and 26,279 outstanding shares of restricted stock, restricted stock units and performance based restricted stock under the 2005 Plan.
In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. The 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2015 Plan, awards under the 2015 Plan will fully vest under certain circumstances. As of September 30, 2015, there were 150,000 outstanding options, 90,826 outstanding shares of restricted stock awards and 11,289,135 shares available for future grant under the 2015 Plan.

A summary of stock option transactions during the six months ended September 30, 2015 follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2015	1,636,176	$24.82	5.5
Granted	564,000	15.55	7.7
Exercised	(300)	15.99	6.7	$—
Forfeited/Canceled	(230,200)	23.41	5.0
Outstanding, September 30, 2015	1,969,676	$22.35	5.8	$—
Vested and expected to vest, September 30, 2015	1,841,630	$22.63	5.7	$—
Exercisable, September 30, 2015	760,606	$28.86	4.3	$—

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Expected term	3.9 years	4.8 years	3.8 - 3.9 years	4.8 years
Expected volatility	38.9%	36.4%	38.3% - 38.9%	36.4% - 36.6%
Expected dividends	5.3%	4.4%	4.1% - 5.3%	4.3% - 4.4%
Risk-free rate	1.3%	1.7%	1.3% - 1.6%	1.7%
The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2015 and 2014 was $3.36 and $3.50 per share, respectively.
During the six months ended September 30, 2015, a total of 564,000 options to purchase shares of common stock were granted under the 2005 and 2015 Plans at an exercise price equal to the market price of our common stock on the date of grant. A summary of stock options granted under the 2005 and 2015 Plans during fiscal years 2016 and 2015 is as follows:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expires
August 17, 2015	150,000	$12.80	Five years	August 17, 2023
May 22, 2015	414,000	$16.64	Five years	May 22, 2023
Fiscal year 2016 option grants	564,000

March 11, 2015	10,000	$15.84	Five years	March 11, 2023
September 2, 2014	20,000	$15.63	Five years	September 2, 2022
June 3, 2014	439,650	$15.99	Five years	June 3, 2022
Fiscal year 2015 option grants	469,650
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant with the exception of the August 17, 2015 grant which vests in five equal annual installments beginning on July 1, 2016.
Employee Share Purchase Plan
On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of September 30, 2015, we have issued 74,125 shares under the Purchase Plan and 3,925,875 shares are available for future issuance. The amount of share-based compensation expense recorded for this plan was not significant for the three and six months ended September 30, 2015.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Expected term	3.9 years	4.8 years	3.9 years	4.8 years
Expected volatility	38.3%	36.4%	37.7% - 38.3%	36.4% - 36.5%
Expected dividends	5.5%	5.0%	4.1% - 5.5%	4.3% - 5.0%
Risk-free rate	1.1%	1.8%	1.1% - 1.6%	1.6% - 1.8%
Share-based compensation expense recorded for our performance-based awards was $112 for the three months ended September 30, 2015 and $108 for the three months ended September 30, 2014
Share-based compensation expense recorded for our performance-based awards was $147 for the six months ended September 30, 2015 and $211 for the six months ended September 30, 2014.
Non-vested stock option award activity, including employee stock options and performance-based awards, during the six months ended September 30, 2015 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2015	1,068,290	$5.81
Granted	564,000	3.36
Vested	(273,400)	6.35
Forfeited/Canceled	(149,820)	5.51
Outstanding, September 30, 2015	1,209,070	$4.48
As of September 30, 2015, $4,420 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.7 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2015 and 2014 was $1,735 and $1,524, respectively.
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
Share-based compensation expense related to restricted stock was $217 for the three months ended September 30, 2015 and $218 for the three months ended September 30, 2014
Share-based compensation expense related to restricted stock was $415 for the six months ended September 30, 2015 and $392 for the six months ended September 30, 2014.
Restricted stock activity for the six months ended September 30, 2015 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2015	78,205	$17.94
Granted	90,826	12.80
Vested	(50,426)	19.98
Canceled	(1,500)	17.95
Outstanding, September 30, 2015	117,105	$13.86
The weighted-average grant date fair value for the restricted stock was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock is amortized on a straight-line basis over the vesting period.
As of September 30, 2015, $1,480 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.8 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

11. Concentration of Credit Risk
We had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2015. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and cross-complaint. On June 26, 2015, we filed a motion for summary judgment, which the court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, plaintiff filed an application for reconsideration of the Court's summary judgment order. The hearing on the application for reconsideration is set for October 29, 2015. We believe that the plaintiff’s claims are without merit and continue to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Plaintiffs filed their opening brief and we answered. Oral argument is not yet scheduled. We believe that the plaintiffs' claims are without merit and continue to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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

Operating segment data is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues:
NextGen Division	$94,975	$93,148	$186,590	$184,861
RCM Services Division	22,532	18,551	44,993	36,312
QSI Dental Division	4,681	4,657	9,100	8,899
Hospital Solutions Division	3,181	4,163	6,850	8,341
Consolidated revenue	$125,369	$120,519	$247,533	$238,413

Income (loss) from operations:
NextGen Division	$47,640	$44,713	$92,498	$89,058
RCM Services Division	4,079	2,657	8,496	4,902
QSI Dental Division	1,636	1,416	2,586	2,336
Hospital Solutions Division	221	(831)	1,176	(2,522)
Corporate and unallocated	(41,080)	(40,696)	(83,226)	(78,760)
Consolidated operating income	$12,496	$7,259	$21,530	$15,014
The major components of the Corporate and unallocated amounts are summarized in the table below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Research and development costs	$17,981	$16,898	$35,066	$33,134
Amortization of capitalized software costs	2,490	3,515	4,929	7,117
Marketing expense	2,923	2,882	6,738	6,111
Other Corporate and overhead costs	17,686	17,401	36,493	32,398
Total Corporate and unallocated	41,080	40,696	83,226	78,760
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

14. Subsequent Events

On October 21, 2015, our Board of Directors approved a quarterly cash dividend of $0.175 per share on our outstanding shares of common stock, payable to shareholders of record as of December 11, 2015 with an expected distribution date on or about January 4, 2016.
On October 22, 2015, we sold the Hospital Solutions Division to QuadraMed Affinity Corporation, which is part of the Harris Operating Group of Constellation Software Inc. Financial terms of the transaction were not significant.

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
We also want to continue investments in our infrastructure, including but not limited to maintaining and expanding sales, marketing and product development activities in order to improve patient care and reduce healthcare costs, providing industry-leading, integrated clinical and administrative healthcare data systems, services and expertise to clinical, medical, technology, and healthcare business professionals while continuing our strong commitment of superb service in support of our customer satisfaction programs. These investments in our infrastructure will continue while maintaining reasonable expense discipline. We strive to add new customers and expand our relationship with existing customers through delivery of add-on and complementary products and services and believe that our customer base that is using our software on a daily basis is a strategic asset. We intend to leverage this strategic asset by expanding our product and service offerings towards this customer base.

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
We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report. We discuss our critical accounting policies and estimates in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report. There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the end of fiscal year 2015.
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
QSIH, located in Bangalore, India, functions as our India-based captive entity to offshore technology application development and business processing services. Our employee base in Bangalore has grown to over 400 employees with a primary focus on software development activities.

We continue to pursue product and service enhancement initiatives within each of our Divisions. The majority of such expenditures are currently targeted to the product lines and customer base of the NextGen Division.
The following table reflects our reported segment revenue breakdown by Division and segment revenue growth (decline) as compared to the same prior year period for the three and six months ended September 30, 2015 and 2014:

	Segment Revenue Breakdown
	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
NextGen Division	75.8%	77.2%	75.3%	77.6%
RCM Services Division	18.0%	15.4%	18.2%	15.2%
QSI Dental Division	3.7%	3.9%	3.7%	3.7%
Hospital Solutions Division	2.5%	3.5%	2.8%	3.5%
Consolidated	100.0%	100.0%	100.0%	100.0%

	Segment Revenue Growth (Decline)
	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
NextGen Division	2.0%	10.0%	0.9%	11.2%
RCM Services Division	21.5%	10.8%	23.9%	6.4%
QSI Dental Division	0.5%	(5.0)%	2.3%	(11.5)%
Hospital Solutions Division	(23.6)%	(12.1)%	(17.9)%	(18.2)%
Consolidated	4.0%	8.5%	3.8%	8.1%
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

Overview of Our Results

•
Consolidated revenue increased 3.8%, or $9.1 million, in the six months ended September 30, 2015 as compared to the same prior year period. The change is primarily the result of a 27.2% increase in software related subscription services revenues and a 20.3% increase in RCM and related services revenues, partially offset by an 8.2% decrease in software license and hardware revenue and a 24.8% decrease in professional services revenue. The increase in subscription services revenue reflects growth in interoperability subscriptions as well as subscriptions related to our NextGen® Patient Portal product offering. The increase in RCM and related services revenue is the result of new customer additions and organic growth. The decline in software license and hardware revenue reflects the increasingly saturated markets in which our core software products are sold, and the decline in professional services revenue is due to lower implementation and training revenue resulting from the recent decline in system sales and lower consulting services revenue due to reduced demand from customers.

•
Consolidated gross profit as a percentage of revenue increased to 54.5% for the six months ended September 30, 2015 compared to 52.6% in the prior year period primarily due to improved profitability from RCM and related services, EDI and data services, and professional services, resulting from more effective cost management.

•
Consolidated operating income increased 43.4%, or $6.5 million, in the six months ended September 30, 2015 as compared to the same prior year period. The increase is mostly due to a 7.6%, or $9.5 million, increase in gross profit resulting from the increase in total revenues and improvements in profitability noted above, which was offset by an increase of 5.8% in research and development costs attributed to higher headcount and related payroll costs and an increase of 1.5% in selling, general and administrative expense related primarily to higher shareholder litigation expense and higher bad debt expense (the same prior year period included a net bad debt credit).

NextGen Division

•
NextGen Division revenue increased by 0.9% in the six months ended September 30, 2015, as compared to the same prior year period. Divisional software related subscription services revenue increased by 26.3%, EDI and data services revenue increased by 9.2%, and support and maintenance increased by 4.4%, which was offset by a decrease of 8.4% in software license and hardware revenue and a decrease of 28.2% in professional services revenue. As noted above, the increase in subscription services revenue reflects growth in interoperability subscriptions as well as subscriptions related to our NextGen® Patient Portal product offering while the decrease in software license and hardware revenue and professional services revenue reflects the increasingly saturated markets in which our core software products and services are sold.

•
NextGen Division operating income (excluding Corporate and unallocated amounts) increased by 3.9% in the six months ended September 30, 2015, as compared to the same prior year period due mostly to a 10.6% decrease in overall operating expenses, including lower sales commissions associated with a decline in new system sales and a decrease in other personnel related costs resulting from improved operational efficiency.

•
Our goals for the NextGen Division include taking maximum advantage of benefits related to the ARRA and continuing to further enhance our existing products, including continued efforts to maintain our status as a qualified vendor under the ARRA, expanding our software and service offerings supporting pay-for-performance initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, expanding our interoperability and enterprise analytics capabilities, integrating our hospital and ambulatory software products and further development and enhancements of our portfolio of specialty focused templates within our electronic health records software. We intend to remain at the forefront of upcoming new regulatory requirements, including ICD-10 and meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing customers, expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the RCM Services Division. Our acquisitions of Mirth and Gennius improve our competitiveness in the markets and provide new customers and expanded markets for the NextGen Division and also support our strategy to focus on accountable care organizations around interoperability, patient engagements, population health and collaborative care management, and enterprise analytics. We believe we are well-positioned within the evolving healthcare market to deliver products and services that address the growing importance of quality collaborative care and shift from fee-for-service to value-based, pay-for-performance care.

•
The NextGen Division’s growth is attributed to a strong brand name and reputation within the marketplace for healthcare information technology software and services and investments in sales and marketing activities, including new marketing campaigns, Internet advertising investments, tradeshow attendance and other expanded advertising and marketing expenditures.

RCM Services Division

•
RCM Services Division revenue increased 23.9%, or $8.7 million, in the six months ended September 30, 2015. The RCM Services Division benefited mostly from new customer additions during the six months ended September 30, 2015 as well as organic growth achieved through cross selling RCM services to existing NextGen Division customers.

•
Operating income increased 73.3%, or $3.6 million, in the six months ended September 30, 2015 as compared to the same prior year period primarily due to an increase in divisional gross profit, offset by higher operating expense related to higher sales commissions associated with the growth in revenue noted above.

•
The Company believes that a significant opportunity exists to continue cross selling RCM services to existing customers. The portion of existing NextGen customers who are using the RCM Services Division's services is less than 10%. Management is actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen Division's sales force towards selling RCM services. We also believe that the increased complexity related to the billing and collections process, expected as a result of implementing ICD-10, will create additional opportunities for our RCM Services Division.

QSI Dental Division

•
QSI Dental Division revenue increased 2.2%, or $0.2 million in the six months ended September 30, 2015 primarily due to a $0.2 million increase in software license and hardware revenue and a $0.2 million increase in software related subscription services, offset by slight decreases in support and maintenance, EDI and data services, and professional services.

•
Divisional operating income (excluding Corporate and unallocated amounts) increased 10.7%, or $0.3 million, in the six months ended September 30, 2015 as compared to the same prior year period primarily due to the increase in divisional gross profit associated with the increase in higher-margin revenue noted above.

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
Hospital Solutions Division

•
Hospital Solutions Division revenue decreased 17.9% in the six months ended September 30, 2015. Revenue was primarily impacted by a 33.0% decrease in software, hardware and related revenue and a 48.0% decrease in professional services revenue. These decreases are primarily the result of reduced demand for implementation, training, and consulting services due to a decline in new software sales and because software license and hardware sales and software related subscriptions services revenue in the prior year period was favorably impacted by sales credits reserve adjustments.

•
Divisional operating income (excluding Corporate and unallocated amounts) was $1.2 million for the six months ended September 30, 2015 as compared to a $2.5 million loss for the same prior year period. The improvement in operating results is due mostly to an increase in gross profit, driven largely by a $3.1 million reduction in cost of professional services revenue and a $0.5 million reduction in cost of support and maintenance, due to lower headcount and staffing levels within the division, combined with lower operating expense from lower sales commissions and lower facilities costs.

Corporate and unallocated amounts (costs not allocated to the operating segments)

•
Research and development costs increased by 5.8% to $35.1 million for the six months ended September 30, 2015 as compared to $33.1 million for the same prior year period. We anticipate an increase in gross research and development expenditures due to growing rates of investment required to concurrently develop major new products while continuing to create significant new enhancements to our existing product lines, which we expect to result in higher net research and development expense. As summarized in the table below, the amount of software costs capitalized in proportion to the amount of total research and development expenditures, including both amounts expensed and capitalized, has decreased for the three months ended September 30, 2015 and remained fairly consistent for the six months ended September 30, 2015 compared to the same prior year periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Gross expenditures	$21,033	$20,365	$41,753	$39,503
Capitalized software costs	(3,052)	(3,467)	(6,687)	(6,369)
Research and development costs, as reported	$17,981	$16,898	$35,066	$33,134

Capitalized software costs as a percentage of gross expenditures	14.5%	17.0%	16.0%	16.1%

•
Amortization of capitalized software costs decreased by 30.7% to $4.9 million for the six months ended September 30, 2015 as compared to $7.1 million for the same prior year period. The decrease in amortization of capitalized software costs is due to certain products being fully amortized. We expect that the upcoming general release of the next major version of our flagship software platform will result in higher rates of amortization relative to previously capitalized software development costs reflected in our recent historical operating results. Amortization of capitalized software costs are reflected as cost of revenue on our consolidated statements of comprehensive income. Refer to Note 6, “Capitalized Software Costs” of our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an estimate of future amortization of capitalized software costs.

•
Other Corporate and overhead costs increased by $4.1 million to $36.5 million for the six months ended September 30, 2015 as compared to $32.4 million for the same prior year period primarily due to increases in headcount and related personnel costs, higher shareholder litigation expense, and higher bad debt expense. In addition, higher utilization of online advertising and media placement has resulted in a 10.3% increase in marketing expense to $6.7 million for the six months ended September 30, 2015 as compared to $6.1 million for the same prior year period.

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014
Net Income. Our net income for the three months ended September 30, 2015 was $8.3 million, or $0.14 per share on both a basic and fully diluted basis. In comparison, we had net income of $4.8 million, or $0.08 per share on both a basic and fully diluted basis for the three months ended September 30, 2014. The $3.5 million increase in net income for the three months ended September 30, 2015 as compared to the same prior year period was primarily attributed to the following:

•
an increase in consolidated gross profit of $5.0 million, or 7.9%, due to improved profitability from software license and hardware, software related subscription services, RCM and related services, and EDI and data services, offset by

•	an increase of $1.6 million in the provision for income taxes, principally reflecting the increase in pretax income.
Revenues. Revenue for the three months ended September 30, 2015 increased 4.0% to $125.4 million from $120.5 million for the three months ended September 30, 2014. NextGen Division revenue increased 2.0% to $95.0 million compared to $93.1 million in the three months ended September 30, 2014; RCM Services Division revenue increased 21.5% to $22.5 million from $18.6 million; QSI Dental Division revenue remained consistent during that same period at $4.7 million; and Hospital Solutions Division revenue decreased 23.6% to $3.2 million from $4.2 million in the three months ended September 30, 2014.
Software, Hardware and Related. Revenue from consolidated software, hardware and related sales for the three months ended September 30, 2015 increased 10.8% to $32.1 million from $29.0 million in the same prior year period.
The following table summarizes software, hardware and related sales on a consolidated and divisional basis for the three months ended September 30, 2015 and 2014 (in thousands):

	Software License and Hardware	Software Related Subscription Services	Total Software, Hardware and Related
Three Months Ended September 30, 2015
NextGen Division	$18,812	$11,191	$30,003
RCM Services Division	37	295	332
QSI Dental Division	734	403	1,137
Hospital Solutions Division	104	548	652
Consolidated	$19,687	$12,437	$32,124
Three Months Ended September 30, 2014
NextGen Division	$18,756	$8,880	$27,636
RCM Services Division	101	11	112
QSI Dental Division	654	203	857
Hospital Solutions Division	(195)	593	398
Consolidated	$19,316	$9,687	$29,003
Software, hardware and related sales for the NextGen Division increased by $2.4 million due primarily to a $2.3 million, or 26.0%, increase in software related subscription services revenue resulting from growth in both our interoperability subscriptions and subscriptions related to our NextGen® Patient Portal product offering. Software license and hardware revenue remained consistent at $18.8 million for both the three months ended September 30, 2015 and 2014. The NextGen Division’s software license and hardware revenue accounted for 62.7% of divisional software, hardware and related revenue during the three months ended September 30, 2015 compared to 67.9% during the same period a year ago.
The RCM Services Division was not a significant contributor to consolidated software, hardware and related revenue for both the three months ended September 30, 2015 and 2014 as a result of the nature of the division's product and service offering.
Total software, hardware and related sales for the QSI Dental Division increased 32.7%, or $0.3 million, in the three months ended September 30, 2015 versus the same period last year primarily due to a shift in customer preference from software licenses to software related subscription services, such as QDW, the Division's cloud-based software solution. QDW is sold primarily as a SaaS solution for which revenue is recognized over an extended period of time rather than upfront.
At the Hospital Solutions Division, software, hardware and related revenue increased 63.8%, or $0.3 million in the three months ended September 30, 2015 versus the same period last year primarily because revenue in the prior year period was negatively impacted by a higher amount of sales credits and related reserves for software sales.
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
Support and Maintenance, RCM, EDI and Professional Services. For the three months ended September 30, 2015, our consolidated revenue from support and maintenance, RCM and related services, EDI and data services increased by 0.1%, 19.3%, and 8.9%, respectively, compared the same prior year period. Consolidated professional services revenue decreased 25.7% during the three months ended September 30, 2015 compared to the same prior year period, in connection with softening demand for related system sales.
The following table summarizes support and maintenance, RCM and related services, EDI and data services and professional services revenue by category on a consolidated and divisional basis for the three months ended September 30, 2015 and 2014 (in thousands):

	Support and Maintenance	RCM and Related Services	EDI and Data Services	Professional Services
Three Months Ended September 30, 2015
NextGen Division	$37,952	$—	$18,827	$8,193
RCM Services Division	66	20,793	449	892
QSI Dental Division	1,966	—	1,287	291
Hospital Solutions Division	2,192	—	18	319
Consolidated	$42,176	$20,793	$20,581	$9,695
Three Months Ended September 30, 2014
NextGen Division	$37,126	$—	$17,429	$10,957
RCM Services Division	139	17,432	191	677
QSI Dental Division	2,162	—	1,256	382
Hospital Solutions Division	2,708	—	30	1,027
Consolidated	$42,135	$17,432	$18,906	$13,043
Support and maintenance revenue at the NextGen Division for the three months ended September 30, 2015 increased by 2.2% to $38.0 million from $37.1 million primarily due to additional revenues from both new and existing customers. NextGen Division EDI and data services revenue grew 8.0% to $18.8 million compared to $17.4 million in the same prior year period. The growth in NextGen EDI revenue has come from new customers and from further penetration of the division’s existing customer base. Professional services revenue for the NextGen Division, which consists primarily of implementation and training and consulting services, decreased 25.2% to $8.2 million in the three months ended September 30, 2015 from $11.0 million in the same prior year period due to the softening demand for related system sales, as noted above.
For the three months ended September 30, 2015, RCM and related services revenue increased to $20.8 million compared to $17.4 million in the same prior year period. The growth in RCM revenue is primarily attributable to organic growth achieved through cross selling RCM services to existing NextGen Division customers as well as the addition of new customers.
QSI Dental Division support and maintenance for the three months ended September 30, 2015 decreased by $0.2 million as compared to the same prior year period due primarily to a shift in customer preference to subscription-based software services as opposed to software licenses that require support and maintenance. Professional services revenue decreased by $0.1 million while EDI and data services revenue at the QSI Dental Division remained consistent at $1.3 million for the three months ended September 30, 2015 and as compared to the same prior year period.
For the Hospital Solutions Division, support and maintenance revenue decreased by $0.5 million, or 19.1%, and professional services revenue decreased by $0.7 million, or 68.9%, for the three months ended September 30, 2015 as compared to the same prior year period primarily because revenue in the prior year period was favorably impacted by sales credits reserve adjustments related to support and maintenance and professional services.
We intend to continue to promote support and maintenance, RCM and related services, and EDI and data services to both new and existing customers.
Cost of Revenue. Cost of revenue for the three months ended September 30, 2015 decreased to $56.6 million from $56.8 million in the same prior year period and the cost of revenue as a percentage of revenue decreased to 45.1% from 47.1%. The decrease in cost of revenue as a percentage of revenue reflects a $1.0 million, or 29.2%, decrease in amortization of capitalized software costs as compared to the same prior year period due to certain legacy software products becoming fully amortized.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	%	2014	%
NextGen Division
Revenue	$94,975	100.0%	$93,148	100.0%
Cost of revenue	33,313	35.1%	32,900	35.3%
Gross profit	$61,662	64.9%	$60,248	64.7%
RCM Services Division
Revenue	$22,532	100.0%	$18,551	100.0%
Cost of revenue	15,372	68.2%	13,681	73.7%
Gross profit	$7,160	31.8%	$4,870	26.3%
QSI Dental Division
Revenue	$4,681	100.0%	$4,657	100.0%
Cost of revenue	2,253	48.1%	2,387	51.3%
Gross profit	$2,428	51.9%	$2,270	48.7%
Hospital Solutions Division
Revenue	$3,181	100.0%	$4,163	100.0%
Cost of revenue	2,266	71.2%	3,463	83.2%
Gross profit	$915	28.8%	$700	16.8%
Unallocated cost of revenue	$3,394	N/A	$4,342	N/A
Consolidated
Revenue	$125,369	100.0%	$120,519	100.0%
Cost of revenue	56,598	45.1%	56,773	47.1%
Gross profit	$68,771	54.9%	$63,746	52.9%
Gross profit margin for the NextGen Division remained consistent at 64.9% for the three months ended September 30, 2015 as compared to 64.7% for the same prior year period. Gross profit margin for the RCM Services Division increased to 31.8% as compared to 26.3% for the same prior year period primarily as a result of higher cash collections from customers for which revenues are recognized on a cash collection basis and the related costs of revenue have been previously incurred. The gross profit margin for the Hospital Solutions Division of 28.8% for the three months ended September 30, 2015 benefited from a significant decline in cost of revenue due mostly to lower payroll and related benefits costs, in connection with reductions in headcount and staffing levels.

The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the three months ended September 30, 2015 and 2014:

	Software License and Hardware	Software Related Subscription Services	Support and Maintenance	RCM and Related Services	EDI and Data Services	Professional Services	Total Cost of Revenue	Gross Profit
Three Months Ended September 30, 2015
NextGen Division	3.0%	5.9%	6.4%	0.0%	11.9%	7.9%	35.1%	64.9%
RCM Services Division	0.0%	0.0%	0.1%	65.2%	1.5%	1.4%	68.2%	31.8%
QSI Dental Division	3.8%	2.0%	14.0%	0.0%	18.1%	10.2%	48.1%	51.9%
Hospital Solutions Division	5.5%	9.6%	50.6%	0.0%	0.2%	5.3%	71.2%	28.8%
Consolidated	5.2%	4.8%	6.7%	11.7%	10.0%	6.7%	45.1%	54.9%
Three Months Ended September 30, 2014
NextGen Division	3.0%	5.2%	4.7%	0.0%	11.9%	10.5%	35.3%	64.7%
RCM Services Division	0.0%	0.0%	0.2%	71.2%	0.9%	1.4%	73.7%	26.3%
QSI Dental Division	6.6%	3.3%	14.2%	0.0%	16.0%	11.2%	51.3%	48.7%
Hospital Solutions Division	0.0%	8.6%	40.6%	0.0%	0.5%	33.5%	83.2%	16.8%
Consolidated	6.2%	4.5%	5.6%	11.0%	10.0%	9.8%	47.1%	52.9%
Cost of software license and hardware decreased to 5.2% of total revenue during the three months ended September 30, 2015 as compared to 6.2% for the same period a year ago, which is mainly the result of the full amortization of certain legacy software products, leading to a decrease in related amortization of capitalized software costs. The decline in cost of software license and hardware was offset by an increase in cost of support and maintenance, which increased to 6.7% of total revenue for the three months ended September 30, 2015 as compared to 5.6% for the same prior year period, attributable to headcount growth and higher related payroll and benefits expense associated with delivering our products and services at the NextGen Division.
Cost of RCM and related services also increased to 11.7% of total revenue for the three months ended September 30, 2015 as compared to 11.0% for the same prior year period due to higher outsourced labor costs required to meet the growth in demand for RCM and related services.
Cost of software related subscription services and EDI and data services as a percentage of total revenue for the three months ended September 30, 2015 remained consistent relative to the same period a year ago although the absolute level of payroll and benefit expenses associated with delivering our products and services has increased due to headcount additions required to support revenue growth.
We experienced a decline in cost of professional services, which decreased to 6.7% of total revenue during the three months ended September 30, 2015 as compared to 9.8% for the same period a year ago, due to lower headcount in the Hospital Solutions Division and improved cost and utilization management in the NextGen Division. On a consolidated basis, cost of professional services decreased by $3.5 million, of which $2.2 million of the decrease is related to the NextGen Division and $1.2 million relates to the Hospital Solutions Division.
As a result of the foregoing events and activities, our gross profit percentage increased to 54.9% for the three months ended September 30, 2015 versus 52.9% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2015 decreased 3.3% to $37.4 million as compared to $38.7 million for the prior year period. The decrease in selling, general and administrative expenses consists primarily of:

•	$1.1 million increase in legal expense related mostly to shareholder litigation defense; partially offset by

•	$0.6 million decrease in consulting and outside services costs;

•	$0.5 million decrease in sales commissions expense;

•	$0.4 million decrease in facilities costs as the prior year period included non-recurring lease termination fees;

•	$0.3 million decrease in travel expense;

•	$0.2 million decrease in equipment and depreciation expense;

•	$0.2 million decrease in software license and related maintenance expense; and
$0.2 million net decrease in other selling, general and administrative expenses.

Share-based compensation expense was approximately $0.7 million for both of the three months ended September 30, 2015 and 2014 and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 32.1% in the three months ended September 30, 2014 to 29.8% in the three months ended September 30, 2015.
Research and Development Costs. Research and development costs for the three months ended September 30, 2015 and 2014 were $18.0 million and $16.9 million, respectively. Research and development costs as a percentage of revenue increased to 14.3% in the three months ended September 30, 2015 from 14.0% for the prior year period. The increase in research and development expenses is primarily due to the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new product development and other enhancements to our existing products.
The capitalization of software development costs results in a reduction to reported research and development costs. For the three months ended September 30, 2015 and 2014, our additions to capitalized software were $3.1 million and $3.5 million, respectively. For the three months ended September 30, 2015 and 2014, total gross research and development expenditures including both amounts expensed and capitalized was $21.1 million and $20.4 million, respectively. The $0.7 million increase in gross research and development expenditures is the result of higher personnel costs associated with growth in headcount, offset by lower consulting and outside services costs.
We intend to continue to invest heavily in research and development to enhance our software to meet the Meaningful Use definitions under the ARRA as well as further integrate both ambulatory and inpatient products and to develop a new integrated inpatient and outpatient, web-based software platform as well as continue to bring additional functionality and features to the medical community.
Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets remained consistent at $0.9 million for the three months ended September 30, 2015 compared to the same prior year period.
Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2015 and 2014 was $4.2 million and $2.6 million, respectively. The effective tax rates were 33.4% and 34.9% for the three months ended September 30, 2015 and 2014, respectively. The effective rate for the three months ended September 30, 2015 decreased as compared to the same prior year period primarily due to a favorable impact of the qualifying production activity deduction in the three months ended September 30, 2015, offset by discrete adjustments included in the current period related to federal and state research and development credits impacting the prior year.

Comparison of the Six Months Ended September 30, 2015 and September 30, 2014
Net Income. Our net income for the six months ended September 30, 2015 was $14.7 million, or $0.24 on both a basic and fully diluted basis. In comparison, we earned $9.9 million, or $0.16 per share on both a basic and fully diluted basis for the six months ended September 30, 2014. The $4.8 million increase in net income for the six months ended September 30, 2015 as compared to the same prior year period was primarily attributed to the following:

•
increase in consolidated gross profit of $9.5 million, or 7.6%, due to improved profitability from software related subscription services, RCM and related services, EDI and data services, and professional services, offset by

•
a $3.0 million, or 2.7%, increase in total operating expenses compared to the same prior year period, which is primarily due to a $1.9 million, or 5.8%, increase in research and development expenses in the current period attributed to higher gross expenditures, including higher personnel related costs, and a $1.2 million, or 1.5%, increase in selling, general and administrative costs associated with higher shareholder litigation expense and higher bad debt expense (the same prior year period included a net bad debt credit), and

•	an increase of $1.9 million in the provision for income taxes, principally reflecting the increase in pretax income.
Revenue. Revenue for the six months ended September 30, 2015 increased 3.8% to $247.5 million from $238.4 million for the six months ended September 30, 2014. NextGen Division revenue increased 0.9% to $186.6 million from $184.9 million in the six months ended September 30, 2014, RCM Services Division revenue increased 23.9% to $45.0 million from $36.3 million, QSI Dental Division revenue increased 2.2% to $9.1 million from $8.9 million, and Hospital Solutions Division revenue decreased 17.9% to $6.8 million from $8.3 million in the same prior year period.
Software, Hardware and Related. Revenue from consolidated software, hardware and related sales for the six months ended September 30, 2015 decreased 3.6% to $60.6 million from $58.5 million in the same prior year period.

The following table summarizes software, hardware and related sales on a consolidated and divisional basis for the six months ended September 30, 2015 and 2014 (in thousands):

	Software License and Hardware	Software Related Subscription Services	Total Software, Hardware and Related
Six Months Ended September 30, 2015
NextGen Division	$34,198	$22,285	$56,483
RCM Services Division	231	743	974
QSI Dental Division	1,337	601	1,938
Hospital Solutions Division	110	1,054	1,164
Consolidated	$35,876	$24,683	$60,559
Six Months Ended September 30, 2014
NextGen Division	$37,334	$17,639	$54,973
RCM Services Division	202	20	222
QSI Dental Division	1,155	393	1,548
Hospital Solutions Division	386	1,350	1,736
Consolidated	$39,077	$19,402	$58,479
NextGen Division software, hardware and related sales increased by $1.5 million primarily due to a $4.6 million, or 26.3%, increase in software related subscription services during the six months ended September 30, 2015 versus the same period last year as a result of the growth in both our interoperability subscriptions and subscriptions related to our NextGen® Patient Portal product offering. The increase in software related subscription services was partially offset by a $3.1 million, or 8.4%, decrease in software license and hardware sales during the six months ended September 30, 2015 versus the same period last year, which is the result of lower sales to both new and existing customers and reflects the increasing levels of market saturation for core electronic health record and practice management solutions. The NextGen Division’s software license and hardware revenue accounted for 60.5% of divisional software, hardware and related revenue during the six months ended September 30, 2015 compared to 67.9% during the same period a year ago.
The RCM Services Division was not a significant contributor to consolidated software, hardware and related revenue for both the six months ended September 30, 2015 and 2014 as a result of the nature of the division's product and service offering.
Total software, hardware and related sales for the QSI Dental Division increased 25.2%, or $0.4 million, in the six months ended September 30, 2015 compared to the same period last year, driven mostly by a 52.9% growth in sales of software related subscription services. The growth in software related subscription services versus the same period last year is primarily due to a shift in customer preference from software licenses to software related subscription services, such as QDW, the Division's cloud-based software solution. QDW is sold primarily as a SaaS solution for which revenue is recognized over an extended period of time rather than upfront.
At the Hospital Solutions Division, total software, hardware and related sales decreased 33.0%, or $0.6 million, to $1.2 million in the six months ended September 30, 2015 as compared to $1.7 million in the same prior year period. This decrease is primarily the result of a higher volume of sales credits in the current period for both software license and hardware sales and software related subscriptions services.
Support and Maintenance, RCM, EDI and Professional Services. For the six months ended September 30, 2015, our consolidated revenue from support and maintenance, RCM and related services and EDI and data services increased by 3.6%, 20.3%, and 9.5%, respectively compared to the same prior year period. Consolidated professional services revenue decreased 24.8% during the six months ended September 30, 2015 compared to the same prior year period in connection with lower demand for the related software licenses.

The following table summarizes support and maintenance, RCM and related services, EDI and data services and professional services revenue by category on a consolidated and divisional basis for the six months ended September 30, 2015 and 2014 (in thousands):

	Support and Maintenance	RCM and Related Services	EDI and Data Services	Professional Services
Six Months Ended September 30, 2015
NextGen Division	$76,974	$—	$37,389	$15,744
RCM Services Division	207	41,036	839	1,937
QSI Dental Division	3,919	—	2,501	742
Hospital Solutions Division	4,789	—	41	856
Consolidated	$85,889	$41,036	$40,770	$19,279
Six Months Ended September 30, 2014
NextGen Division	$73,729	$—	$34,229	$21,931
RCM Services Division	278	34,125	380	1,307
QSI Dental Division	4,043	—	2,546	763
Hospital Solutions Division	4,890	—	70	1,643
Consolidated	$82,940	$34,125	$37,225	$25,644
Support and maintenance revenue at the NextGen Division for the six months ended September 30, 2015 increased by 4.4% to $77.0 million from $73.7 million for the same prior year period primarily due to additional revenues from both new and existing customers. NextGen Division EDI and data services revenue grew 9.2% to $37.4 million compared to $34.2 million in the same prior year period. The growth in NextGen EDI revenue has come from new customers and from further penetration of the division’s existing customer base. Professional services revenue for the NextGen Division, which consists primarily of implementation and training and consulting services, decreased 28.2% to $15.7 million in the six months ended September 30, 2015 from $21.9 million in the same prior year period as a result of the recent decline in related system sales.
For the six months ended September 30, 2015, RCM and related services revenue increased to $41.0 million compared to $34.1 million in the same prior year period. The growth in RCM revenue is primarily attributable to organic growth achieved through cross selling RCM services to existing NextGen Division customers as well as the addition of new customers.
QSI Dental Division support and maintenance revenue for the six months ended September 30, 2015 decreased by $0.1 million as compared to the same prior year period. EDI and data services revenue and professional services revenue at the QSI Dental Division remained consistent for the six months ended September 30, 2015 compared to the same prior year period.
For the Hospital Solutions Division, support and maintenance revenue for the six months ended September 30, 2015 decreased by $0.1 million, or 2.1%, as compared to the same prior year period. Professional services revenue decreased by $0.8 million, or 47.9%, as compared to the same prior year period due to lower demand for system sales and related implementation, training, and consulting services.
Cost of Revenue. Cost of revenue for the six months ended September 30, 2015 decreased by 0.3% to $112.6 million from $113.0 million in the same prior year period and the cost of revenue as a percentage of revenue decreased to 45.5% from 47.4%. The decrease in cost of revenue as a percentage of revenue reflects a $2.2 million, or 30.7%, decrease in amortization of capitalized software costs as compared to the same prior year period due to certain legacy software products becoming fully amortized.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the six months ended September 30, 2015 and 2014 (in thousands):

	Six Months Ended September 30,
	2015	%	2014	%
NextGen Division
Revenue	$186,590	100.0%	$184,861	100.0%
Cost of revenue	66,369	35.6%	64,782	35.0%
Gross profit	$120,221	64.4%	$120,079	65.0%
RCM Services Division
Revenue	$44,993	100.0%	$36,312	100.0%
Cost of revenue	30,525	67.8%	26,876	74.0%
Gross profit	$14,468	32.2%	$9,436	26.0%
QSI Dental Division
Revenue	$9,100	100.0%	$8,899	100.0%
Cost of revenue	4,732	52.0%	4,703	52.8%
Gross profit	$4,368	48.0%	$4,196	47.2%
Hospital Solutions Division
Revenue	$6,850	100.0%	$8,341	100.0%
Cost of revenue	4,213	61.5%	7,769	93.1%
Gross profit	$2,637	38.5%	$572	6.9%
Unallocated cost of revenue	$6,736	N/A	$8,833	N/A
Consolidated
Revenue	$247,533	100.0%	$238,413	100.0%
Cost of revenue	112,575	45.5%	112,963	47.4%
Gross profit	$134,958	54.5%	$125,450	52.6%
Gross profit margin for the NextGen Division decreased to 64.4% for the six months ended September 30, 2015 compared to 65.0% for the same prior year period primarily due to a decrease in high-margin software license sales. Gross profit margin for the RCM Services Division increased to 32.2% as compared to 26.0% for the same prior year period primarily due to higher cash collections from customers for which revenues are recognized on a cash collection basis and the related costs of revenue have been previously incurred. The gross profit margin for the Hospital Solutions Division of 38.5% for the six months ended September 30, 2015 benefited from a significant decline in cost of revenue due mostly to lower payroll and related benefits costs, in connection with reductions in headcount.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the six months ended September 30, 2015 and 2014:

	Software License and Hardware	Software Related Subscription Services	Support and Maintenance	RCM and Related Services	EDI and Data Services	Profess-ional Services	Total Cost of Revenue	Gross Profit
Six Months Ended September 30, 2015
NextGen Division	3.4%	6.0%	6.4%	0.0%	12.1%	7.7%	35.6%	64.4%
RCM Services Division	0.0%	0.0%	0.1%	64.9%	1.5%	1.3%	67.8%	32.2%
QSI Dental Division	4.3%	2.1%	14.6%	0.0%	18.2%	12.8%	52.0%	48.0%
Hospital Solutions Division	2.6%	7.9%	45.2%	0.0%	0.2%	5.6%	61.5%	38.5%
Consolidated	5.5%	4.8%	6.6%	11.8%	10.0%	6.8%	45.5%	54.5%
Six Months Ended September 30, 2014
NextGen Division	3.1%	4.8%	4.7%	0.0%	11.9%	10.5%	35.0%	65.0%
RCM Services Division	0.0%	0.0%	0.2%	71.3%	0.9%	1.6%	74.0%	26.0%
QSI Dental Division	5.4%	2.8%	15.0%	0.0%	17.5%	12.1%	52.8%	47.2%
Hospital Solutions Division	0.3%	8.1%	42.7%	0.0%	0.5%	41.5%	93.1%	6.9%
Consolidated	6.3%	4.1%	5.7%	10.9%	10.1%	10.3%	47.4%	52.6%
During the six months ended September 30, 2015, cost of software license and hardware decreased to 5.5% of revenue compared to 6.3% for the same prior year period, which is mainly the result of the full amortization of certain legacy software products, leading to a decrease in related amortization of capitalized software costs. The decline in cost of software license and hardware was offset by a increases in cost of software related subscription services and support and maintenance, which increased to 4.8% and 6.6%, respectively, for the six months ended September 30, 2015 as compared to 4.1% and 5.7%, respectively, for the same prior year period, attributable to headcount growth and higher related payroll and benefits expense associated with delivering our products and services at the NextGen Division.
Cost of RCM and related services as a percentage of total revenue increased to 11.8% for the six months ended September 30, 2015 compared to 10.9% during the same period a year ago due to higher outsourced labor costs required to meet the growth in demand for RCM and related services. Costs of EDI and data services remained consistent relative to the same period a year ago.
For the Hospital Solutions Division, gross profit as a percentage of total revenue increased significantly to 38.5% for the six months ended September 30, 2015 from 6.9% for the same prior year period primarily attributed to a significant decline in cost of professional services, which decreased to 5.6% of revenue during the six months ended September 30, 2015 compared to 41.5% for the same period a year ago, due to lower headcount and improved cost and utilization management. The NextGen Division also experienced a decline in cost of professional services to 7.7% of revenue during the six months ended September 30, 2015 compared to 10.5% for the same period a year ago also due to lower headcount and improved cost and utilization management. The absolute level of professional services costs decreased by $7.8 million, of which $4.9 million of the decrease is related to the NextGen Division and $3.1 million relates to the Hospital Solutions Division.
As a result of the foregoing events and activities, our gross profit percentage increased to 54.5% for the six months ended September 30, 2015 versus 52.6% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2015 increased 1.5% to $76.6 million as compared to $75.4 million for the prior year period. The increase in selling, general and administrative expenses consists primarily of:

•	$1.9 million increase in bad debt expense because the prior year period included a net bad debt benefit (i.e., a credit) to earnings, related to aggressive working capital management in that period;

•	$1.5 million increase in legal expense related mostly to shareholder litigation defense; and

•	$0.7 million increase in salaries and benefits due to higher headcount; partially offset by

•	$0.8 million decrease in consulting and outside services costs;

•	$0.5 million decrease in acquisition costs related mostly to post-acquisition fair value adjustments of Mirth share-based contingent consideration liabilities;

•	$0.5 million decrease in facilities costs as the prior year period included non-recurring lease termination fees;

•	$0.3 million decrease in software license and related maintenance expense;

•	$0.3 million decrease in equipment and depreciation expense; and

•	$0.5 million net decrease in other selling and administrative expenses.
Share-based compensation expense was approximately $1.2 million and $1.3 million for the six months ended September 30, 2015 and 2014, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 31.6% in the six months ended September 30, 2014 to 30.9% in the six months ended September 30, 2015.
Research and Development Costs. Research and development costs for the six months ended September 30, 2015 and 2014 were $35.1 million and $33.1 million, respectively. Research and development costs as a percentage of revenue increased to 14.2% in the six months ended September 30, 2015 from 13.9% for the prior year period. The increase in research and development expenses is primarily due to the continued investment in enhancements to our specialty template development, preparation for ICD-10 requirements, new product development and other enhancements to our existing products.
The capitalization of software development costs results in a reduction to reported research and development costs. For the six months ended September 30, 2015 and 2014, our additions to capitalized software were $6.7 million and $6.4 million, respectively. For the six months ended September 30, 2015 and 2014, total gross research and development expenditures including both amounts expensed and capitalized was $41.8 million and $39.5 million, respectively. The $2.3 million increase in gross research and development expenditures is the result of higher personnel costs associated with growth in headcount, offset by lower consulting costs.
Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets decreased to $1.8 million for the six months ended September 30, 2015 from $1.9 million in the same prior year period.
Provision for Income Taxes. The provision for income taxes for the six months ended September 30, 2015 and 2014 was $7.1 million and $5.2 million, respectively. The effective tax rate was 32.6% and 34.4% for the six months ended September 30, 2015 and 2014, respectively. The effective rate for the six months ended September 30, 2015 decreased as compared to the same prior year period primarily due to a favorable impact of the qualifying production activity deduction in the six months ended September 30, 2015, offset by discrete adjustments included in the current period related to federal and state research and development credits impacting the prior year.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the six months ended September 30, 2015 and 2014 (in thousands):

	Six Months Ended September 30,
	2015	2014
Cash and cash equivalents and marketable securities	$110,777	$123,516
Net increase (decrease) in cash and cash equivalents and marketable securities	$(19,808)	$9,715
Net income	$14,677	$9,913
Net cash provided by operating activities	$13,886	$42,741
Number of days of sales outstanding (1)	72	81
_________________________
(1) Days sales outstanding is equal to accounts receivable divided by average daily revenue.
Cash Flows from Operating Activities
The following table summarizes our consolidated statements of cash flows for the six months ended September 30, 2015 and 2014 (in thousands):

	Six Months Ended September 30,
	2015	2014
Net income	$14,677	$9,913
Non-cash expenses	16,990	17,002
Cash from net income (as adjusted)	31,667	26,915
Change in accounts receivable	8,313	8,762
Change in other assets and liabilities	(26,094)	7,064
Net cash provided by operating activities	$13,886	$42,741
For the six months ended September 30, 2015, cash provided by operating activities declined by $28.9 million to $13.9 million from $42.7 million for the same prior year period, which was caused by a $33.2 million decline attributed to changes in other assets and liabilities, partially offset by an increase of $4.8 million in cash flows due to higher net income in the current year. The reduction to cash flows due to changes in other assets and liabilities for the six months ended September 30, 2015 is mostly attributed to payments of accrued bonuses related to the fiscal 2015 incentive compensation plans, payments of income taxes during the period, a decline in professional services deferred revenue due to the softening demand for related system sales, as previously noted, and a decline in support and maintenance deferred revenue due to the timing of invoicing as compared to the rendering of such services. Although net cash provided by operating activities for the six months ended September 30, 2015 declined as compared to the same prior year period, cash provided by operating activities has historically been, and is expected to continue to be, our primary source of cash, driven by our net income and working capital management.
A key component of working capital management involves the collection of accounts receivable. Changes in accounts receivable provided $8.3 million and $8.8 million in net cash from operating activities for the six months ended September 30, 2015 and 2014, respectively. Further, the effectiveness of working capital management can be measured by days sales outstanding (“DSO”) of accounts receivable. DSO decreased to 72 days during the six months ended September 30, 2015, as compared to 81 days during the same prior year period, reflecting continued improvement of our accounts receivable management.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended September 30, 2015 and 2014 was approximately $13.3 million and $8.8 million, respectively. The $4.5 million increase in net cash used in investing activities is primarily due to a $0.3 million increase in additions to capitalized software costs, $1.5 million increase in cash used for additions to equipment and improvements, and $2.6 million decrease in proceeds from sales and maturities of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended September 30, 2015 and 2014 was $20.9 million and $22.1 million, respectively. During the six months ended September 30, 2015, we paid $21.4 million in dividends to shareholders, the impact of which was offset by proceeds of $0.5 million from the issuance of shares under employee plans. In comparison, during the same prior year period, we also paid $21.4 million in dividends to shareholders and $0.7 million in contingent consideration related to prior acquisitions.
Cash and Cash Equivalents and Marketable Securities
At September 30, 2015, our combined cash and cash equivalents and marketable securities balance of $110.8 million reflects a decrease of $19.8 million from the comparable balance as of March 31, 2015. This decrease principally reflects cash payments made in the current fiscal year related to fiscal 2015 incentive compensation plans and income taxes owing from such year.
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
Our investment policy is determined by our Board of Directors. We currently maintain our cash in very liquid short term assets including tax exempt and taxable money market funds, certificates of deposit and short term municipal bonds with average maturities of 365 days or less at the time of purchase. Our Board of Directors continues to review alternate uses for our cash including an expansion of our investment policy and other items. Additionally, we may determine to utilize some or all of our cash to fund acquisitions or other similar business activities. Any or all of these programs could significantly impact our investment income in future periods.
Management believes that its cash, cash equivalents and marketable securities on hand at September 30, 2015, together with its cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements, as well as any dividends to be paid in the ordinary course of business, for the next twelve months.
Contractual Obligations
The following table summarizes our significant contractual obligations at September 30, 2015 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2016 (remaining six months)	2017	2018	2019	2020	2021 and beyond
Operating lease obligations	$61,948	$3,582	$8,124	$8,444	$7,516	$6,540	$27,742
Contingent consideration and other acquisition related liabilities (excluding share-based payments)	$900	200	$700	$—	—	—	—
Total	$62,848	$3,782	$8,824	$8,444	$7,516	$6,540	$27,742
The deferred compensation liability as of September 30, 2015 was $6.3 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.
The uncertain tax position liability as of September 30, 2015 was $3.8 million, which is not included in the table above as the timing of expected payments is not determinable.

Recent Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2015, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and cross-complaint. On June 26, 2015, we filed a motion for summary judgment, which the court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, plaintiff filed an application for reconsideration of the Court’s summary judgment order. The hearing on the application for reconsideration is set for October 29, 2015. We believe that the plaintiff’s claims are without merit and continue to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Plaintiffs filed their opening brief and we answered. Oral argument is not yet scheduled. We believe that the plaintiffs’ claims are without merit and continue to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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

ITEM 1A. RISK FACTORS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

QUALITY SYSTEMS, INC.
Date:	October 22, 2015	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date:	October 22, 2015	By:	/s/ John K. Stumpf
John K. Stumpf
Interim Chief Financial Officer (Principal Accounting Officer)