Form 10-Q
period 2015-12-31
QUALITY SYSTEMS, INC
filed 2016-01-29
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The number of outstanding shares of the Registrant’s common stock as of January 26, 2016 was 60,886,173 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$92,648	$118,993
Restricted cash and cash equivalents	4,452	2,419
Marketable securities	12,165	11,592
Accounts receivable, net	92,592	107,669
Inventories	662	622
Income taxes receivable	10,565	3,147
Deferred income taxes, net	24,074	24,080
Prepaid expenses and other current assets	14,111	11,535
Total current assets	251,269	280,057
Equipment and improvements, net	23,171	20,807
Capitalized software costs, net	44,573	40,397
Intangibles, net	22,287	27,689
Goodwill	73,513	73,571
Other assets	18,577	18,000
Total assets	$433,390	$460,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,250	$10,018
Deferred revenue	55,146	66,343
Accrued compensation and related benefits	16,345	24,051
Income taxes payable	53	10,048
Dividends payable	10,726	10,700
Other current liabilities	38,575	33,924
Total current liabilities	131,095	155,084
Deferred revenue, net of current	1,127	1,349
Deferred compensation	6,667	5,750
Other noncurrent liabilities	9,918	14,798
Total liabilities	148,807	176,981
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common Stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 60,886 and 60,303 shares at December 31, 2015 and March 31, 2015, respectively	609	603
Additional paid-in capital	210,184	198,650
Accumulated other comprehensive loss	(517)	(192)
Retained earnings	74,307	84,479
Total shareholders’ equity	284,583	283,540
Total liabilities and shareholders’ equity	$433,390	$460,521
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues:
Software license and hardware	$16,150	$21,428	$52,026	$60,505
Software related subscription services	11,705	11,864	36,388	31,266
Total software, hardware and related	27,855	33,292	88,414	91,771
Support and maintenance	39,519	43,045	125,408	125,985
Revenue cycle management and related services	21,594	20,392	62,630	54,517
Electronic data interchange and data services	20,643	19,051	61,413	56,276
Professional services	7,421	7,644	26,700	33,288
Total revenues	117,032	123,424	364,565	361,837
Cost of revenue:
Software license and hardware	6,530	7,295	20,149	22,326
Software related subscription services	5,533	5,194	17,454	15,029
Total software, hardware and related	12,063	12,489	37,603	37,355
Support and maintenance	7,537	7,365	23,874	21,064
Revenue cycle management and related services	14,381	14,246	43,573	40,154
Electronic data interchange and data services	12,437	11,956	37,302	35,970
Professional services	7,367	8,304	24,008	32,780
Total cost of revenue	53,785	54,360	166,360	167,323
Gross profit	63,247	69,064	198,205	194,514
Operating expenses:
Selling, general and administrative	39,395	41,482	115,962	116,893
Research and development costs	14,518	18,468	49,584	51,602
Amortization of acquired intangible assets	897	904	2,692	2,795
Total operating expenses	54,810	60,854	168,238	171,290
Income from operations	8,437	8,210	29,967	23,224
Interest income (expense), net	49	(82)	392	41
Other expense, net	(43)	—	(147)	(17)
Income before provision for income taxes	8,443	8,128	30,212	23,248
Provision for income taxes	1,141	1,452	8,233	6,659
Net income	$7,302	$6,676	$21,979	$16,589
Other comprehensive income:
Foreign currency translation (net of tax)	(7)	(101)	(291)	(177)
Unrealized gain (loss) on marketable securities (net of tax)	(29)	68	(34)	94
Comprehensive income	$7,266	$6,643	$21,654	$16,506
Net income per share:
Basic	$0.12	$0.11	$0.36	$0.28
Diluted	$0.12	$0.11	$0.36	$0.27
Weighted-average shares outstanding:
Basic	60,867	60,272	60,548	60,250
Diluted	61,279	60,855	61,190	60,813
Dividends declared per common share	$0.175	$0.175	$0.525	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$21,979	$16,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,577	6,755
Amortization of capitalized software costs	7,428	10,190
Amortization of other intangibles	5,402	5,371
Loss on disposal of equipment and improvements	158	12
Provision for bad debts	2,107	38
Provision for inventory obsolescence	118	71
Share-based compensation	2,328	2,627
Deferred income taxes	741	(20)
Change in fair value of contingent consideration	1,201	1,533
Loss on disposition of Hospital Solutions Division	1,366	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	11,313	8,779
Inventories	(160)	98
Accounts payable	6	(1,084)
Deferred revenue	(10,320)	(3,897)
Accrued compensation and related benefits	(7,706)	3,635
Income taxes	(18,395)	4,868
Deferred compensation	917	668
Other assets and liabilities	2,232	2,473
Net cash provided by operating activities	27,292	58,706
Cash flows from investing activities:
Additions to capitalized software costs	(11,604)	(9,535)
Additions to equipment and improvements	(9,926)	(5,444)
Proceeds from sales and maturities of marketable securities	5,310	10,352
Purchases of marketable securities	(6,024)	(10,995)
Net cash used in investing activities	(22,244)	(15,622)
Cash flows from financing activities:
Proceeds from issuance of shares under employee plans	732	170
Dividends paid	(32,125)	(32,073)
Payment of contingent consideration related to acquisitions	—	(686)
Net cash used in financing activities	(31,393)	(32,589)
Net increase (decrease) in cash and cash equivalents	(26,345)	10,495
Cash and cash equivalents at beginning of period	118,993	103,145
Cash and cash equivalents at end of period	$92,648	$113,640

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$25,574	$1,523
Common stock issued for Mirth share-based contingent consideration	$9,273	$—
Non-cash investing and financing activities:
Dividends declared but not paid	$10,726	$10,697
Unpaid additions to equipment and improvements	$226	$158

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries, which consist of NextGen Healthcare Information Systems, LLC (“NextGen”), NextGen RCM Services, LLC, QSI Management, LLC, Quality Systems India Healthcare Private Limited (“QSIH”), ViaTrack Systems, LLC (“ViaTrack”), Matrix Management Solutions, LLC, and Mirth LLC and Mirth Limited (“Mirth”) (collectively, the “Company”). Each of the terms “we,” “us,” or “our” as used herein refers collectively to the Company, unless otherwise stated. All intercompany accounts and transactions have been eliminated.
On October 22, 2015, we closed an Asset Purchase Agreement with Quadramed Affinity Corporation (part of the Harris Operating Group of Constellation Software Inc.) in which we sold and assigned substantially all assets and liabilities of the Hospital Solutions Division (“Hospital disposition”). The results of operations and cash flows for the Hospital Solutions Division are reflected in the accompanying consolidated financial statements through the date of disposition. See Note 3 for additional details.
Basis of Presentation. The accompanying unaudited consolidated financial statements as of December 31, 2015 and for the three and nine months ended December 31, 2015 and 2014 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
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

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Costs and expenses:
Cost of revenue	$101	$105	$300	$283
Research and development costs	67	113	280	293
Selling, general and administrative	575	752	1,748	2,051
Total share-based compensation	743	970	2,328	2,627

The total income tax benefit related to share-based compensation was $225 and $313 for the three months ended December 31, 2015 and 2014, respectively. For the nine months ended December 31, 2015 and 2014, total income tax benefit related to share-based compensation was $701 and $825, respectively.

Recent Accounting Standards. Recent accounting pronouncements requiring implementation in future periods are discussed below or in the notes, where applicable.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and may be applied either prospectively or retrospectively. This guidance is effective for us for the quarter ending June 30, 2016. We are currently evaluating the timing of adoption and potential impact of implementation of this updated authoritative guidance on our consolidated financial statements.
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

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2015 and March 31, 2015:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	December 31, 2015
ASSETS
Cash and cash equivalents (1)	$92,648	$92,648	$—	$—
Restricted cash and cash equivalents	4,452	4,452	—	—
Marketable securities (2)	12,165	12,165	—	—
	$109,265	$109,265	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$8,046	$—	$—	$8,046
	$8,046	$—	$—	$8,046

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2015
ASSETS
Cash and cash equivalents (1)	$118,993	$118,993	$—	$—
Restricted cash and cash equivalents	2,419	2,419	—	—
Marketable securities (2)	11,592	11,592	—	—
	$133,004	$133,004	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$16,155	$—	$—	$16,155
	$16,155	$—	$—	$16,155
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
The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the nine months ended December 31, 2015:

Total Liabilities
Balance as of April 1, 2015	$16,155
Settlement of contingent consideration related to acquisitions	(9,310)
Fair value adjustments	1,201
Balance as of December 31, 2015	$8,046

Non-Recurring Fair Value Measurements
We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the nine months ended December 31, 2015, we recorded a $58 adjustment to Gennius goodwill based on additional information that became available during the measurement period about certain liabilities that had existed as of the acquisition date. There were no other adjustments to fair value of such assets.

3. Business Combinations and Disposals
Gennius Acquisition
On March 11, 2015, we acquired Gennius, a provider of healthcare data analytics. The purchase price totaled $2,345. We accounted for the Gennius acquisition as a purchase business combination. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach. Goodwill arising from the acquisition of Gennius was determined as the excess of the purchase price over the net acquisition date fair values of the acquired assets and the liabilities assumed, and is not deductible for tax purposes. The Gennius goodwill represents the expected future synergies resulting from the integration of the Gennius healthcare data analytics technology, which will enhance our current enterprise analytics competencies and broaden our business intelligence capabilities for addressing new value-based care requirements. Gennius operates under the NextGen Division.
During the three months ended December 31, 2015, we recorded a $58 adjustment to goodwill based on additional information that became available during the measurement period about certain liabilities that had existed as of the acquisition date.
The total purchase price for the Gennius acquisition is summarized as follows:

Gennius
Total cash purchase price	$2,345

The following table summarizes the purchase price allocation for the Gennius acquisition:

Gennius
Fair value of the net tangible assets acquired and liabilities assumed:
Other assets	$4
Deferred revenues	(37)
Other liabilities	(131)
Total net tangible assets acquired and liabilities assumed	(164)
Fair value of identifiable intangible assets acquired:
Software technology	1,800
Goodwill	709
Total identifiable intangible assets acquired	2,509
Total purchase price	$2,345
The pro forma effects of the Gennius acquisition would not have been material to our results of operations and are therefore not presented.

Hospital Disposition
On October 22, 2015, we closed an Asset Purchase Agreement (the “Purchase Agreement”) with Quadramed Affinity Corporation in which we sold and assigned substantially all assets and liabilities of the Hospital Solutions Division. We believe that the Hospital disposition will allow us to focus our efforts and resources on our core ambulatory business. The financial terms of the transaction and the amount of consideration received were not significant. Since the Hospital disposition did not and is not expected to have a major effect on our operations and financial results, separate discontinued operations reporting is not provided.
We incurred a preliminary loss on the Hospital disposition of $1,366 in the three months ended December 31, 2015, which was recorded in our consolidated statements of comprehensive income as a component of selling, general and administrative expense. The loss was measured as the total consideration received and expected to be received less the lower of carrying value or fair value of the Hospital Solutions Division. Additionally, we incurred $387 in direct incremental costs of disposition and $335 in severance and other employee-related costs in connection with the Hospital disposition during the three months ended December 31, 2015.
Pursuant to the Purchase Agreement, the initial purchase price is subject to certain purchase price adjustments for changes in Net Tangible Assets (as defined in the Purchase Agreement) and future collections of the assigned accounts receivable through July 2016.
4. Goodwill
We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. During the three months ended December 31, 2015, we have not identified any events or circumstances that would require an interim goodwill impairment test.
We do not amortize goodwill as it has been determined to have an indefinite useful life.
Goodwill by reporting unit consists of the following:

	March 31, 2015	December 31, 2015
NextGen Division	$33,992	$33,934
RCM Services Division	32,290	32,290
QSI Dental Division (1)	7,289	7,289
Total goodwill	$73,571	$73,513
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

5. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	December 31, 2015
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$25,310	$50,728
Accumulated amortization	(17,270)	(2,567)	(8,604)	(28,441)
Net intangible assets	$4,780	$801	$16,706	$22,287

	March 31, 2015
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$25,310	$50,728
Accumulated amortization	(14,986)	(2,159)	(5,894)	(23,039)
Net intangible assets	$7,064	$1,209	$19,416	$27,689

Amortization expense related to customer relationships and trade name and contracts that is included as operating expenses in the consolidated statements of comprehensive income was $898 and $905 for the three months ended December 31, 2015 and 2014, respectively. Amortization expense related to software technology that is included in cost of revenue for software license and hardware was $903 and $858 for the three months ended December 31, 2015 and 2014, respectively.
Amortization expense related to customer relationships and trade name and contracts that is included as operating expenses in the consolidated statements of comprehensive income was $2,692 and $2,811 for the nine months ended December 31, 2015 and 2014, respectively. Amortization expense related to software technology that is included in cost of revenue for software license and hardware was $2,710 and $2,560 for the nine months ended December 31, 2015 and 2014, respectively.
The following table represents the remaining estimated amortization of definite-lived intangible assets as of December 31, 2015:

For the year ended March 31,
2016 (remaining three months)	$1,801
2017	6,733
2018	4,481
2019	3,697
2020	3,352
2021 and beyond	2,223
Total	$22,287

6. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	December 31, 2015	March 31, 2015
Gross carrying amount	$125,559	$113,955
Accumulated amortization	(80,986)	(73,558)
Net capitalized software costs	$44,573	$40,397

Amortization expense related to capitalized software costs was $2,499 and $3,073 for the three months ended December 31, 2015 and 2014, respectively.
Amortization expense related to capitalized software costs was $7,428 and $10,190 for the nine months ended December 31, 2015 and 2014, respectively.

The following table presents the remaining estimated amortization of capitalized software costs as of December 31, 2015. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2016 (remaining three months)	$2,500
2017	6,800
2018	1,800
2019	5,900
2020	6,700
2021 and beyond	20,873
Total	$44,573

7. Composition of Certain Financial Statement Captions

Accounts receivable include amounts invoiced but not yet rendered at each period end. Undelivered products and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	December 31, 2015	March 31, 2015
Accounts receivable, gross	$103,009	$119,807
Sales return reserve	(7,128)	(8,835)
Allowance for doubtful accounts	(3,289)	(3,303)
Accounts receivable, net	$92,592	$107,669

Inventories are summarized as follows:

	December 31, 2015	March 31, 2015
Computer systems and components	$662	$622

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2015	March 31, 2015
Prepaid expenses	$10,469	$9,941
Other current assets	3,642	1,594
Prepaid expenses and other current assets	$14,111	$11,535

Equipment and improvements are summarized as follows:

	December 31, 2015	March 31, 2015
Computer equipment	$40,773	$42,668
Furniture and fixtures	9,505	10,408
Leasehold improvements	10,783	9,767
	61,061	62,843
Accumulated depreciation and amortization	(37,890)	(42,036)
Equipment and improvements, net	$23,171	$20,807

Current and non-current deferred revenue are summarized as follows:

	December 31, 2015	March 31, 2015
Professional services	$24,910	$30,340
Software license, hardware and other	14,669	17,638
Support and maintenance	10,239	15,077
Software related subscription services	5,328	3,288
Deferred revenue	$55,146	$66,343
Deferred revenue, net of current	$1,127	$1,349

Accrued compensation and related benefits are summarized as follows:

	December 31, 2015	March 31, 2015
Payroll, bonus and commission	$8,044	$13,505
Vacation	8,301	10,546
Accrued compensation and related benefits	$16,345	$24,051

Other current and non-current liabilities are summarized as follows:

	December 31, 2015	March 31, 2015
Contingent consideration and other liabilities related to acquisitions	$8,313	$9,124
Customer credit balances and deposits	4,700	4,760
Care services liabilities	4,467	2,381
Accrued legal expense	3,266	3,527
Accrued acquisition costs	3,252	—
Accrued royalties	2,650	2,063
Accrued EDI expense	2,327	2,322
Accrued consulting	2,225	2,603
Self insurance reserve	2,165	2,290
Other accrued expenses	5,210	4,854
Other current liabilities	$38,575	$33,924

Contingent consideration and other liabilities related to acquisitions	$—	$7,581
Deferred rent	6,012	3,122
Uncertain tax position and related liabilities	3,906	4,095
Other non-current liabilities	$9,918	$14,798

8. Income Taxes
The provision for income taxes for the three months ended December 31, 2015 and 2014 was approximately $1,141 and $1,452, respectively. The effective tax rates were 13.5% and 17.9% for the three months ended December 31, 2015 and 2014, respectively, and both periods reflect approximately three quarters of a full fiscal year impact of the research and development tax credit due to the timing of the expiration and retroactive reinstatement of the credit. The effective rate for the three months ended December 31, 2015 decreased as compared to the prior year period primarily due to a favorable impact of the qualifying production activity deduction in the three months ended December 31, 2015.
The provision for income taxes for the nine months ended December 31, 2015 and 2014 was approximately $8,233 and $6,659, respectively. The effective tax rates were 27.3% and 28.6% for the nine months ended December 31, 2015 and 2014, respectively. The effective rate for the nine months ended December 31, 2015 decreased as compared to the prior year period primarily due to a favorable impact of the qualifying production activity deduction in the nine months ended December 31, 2015.

The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets based on the long-term or short-term nature of the items that give rise to the deferred amount. We expect to receive the full benefit of the deferred tax assets recorded with the exception of a specific state tax credit for which we have recorded a valuation allowance.
Uncertain tax positions
As of December 31, 2015, we had recorded a liability of $3,836 for unrecognized tax benefits related to various federal, state and local income tax matters. If recognized, this amount would reduce our effective tax rate. The tax liability for the nine months ended December 31, 2015 increased from the prior year period by $3,059 due to changes in reserves for state and local income tax benefit related to prior year tax positions.
We are no longer subject to U.S. federal income tax examinations for tax years before 2012. With few exceptions, we are no longer subject to state income tax examinations for tax years before 2011. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

9. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share (“EPS”) is provided below. Shares discussed below are in thousands.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net income	$7,302	$6,676	$21,979	$16,589
Basic net income per share:
Weighted-average shares outstanding — Basic	60,867	60,272	60,548	60,250
Basic net income per common share	$0.12	$0.11	$0.36	$0.28

Net income	$7,302	$6,676	$21,979	$16,589
Diluted net income per share:
Weighted-average shares outstanding — Basic	60,867	60,272	60,548	60,250
Effect of potentially dilutive securities	412	583	642	563
Weighted-average shares outstanding — Diluted	61,279	60,855	61,190	60,813
Diluted net income per common share	$0.12	$0.11	$0.36	$0.27

The computation of diluted net income per share does not include 1,839 and 1,789 options to acquire shares of common stock for the three and nine months ended December 31, 2015, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
The computation of diluted net income per share does not include 1,731 and 1,653 options to acquire shares of common stock for the three and nine months ended December 31, 2014, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

10. Share-Based Awards
Employee Stock Option and Incentive Plans
In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of December 31, 2015, there were 1,702,326 outstanding options and 26,279 outstanding shares of restricted stock, restricted stock units and performance based restricted stock under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. The 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2015 Plan, awards under the 2015 Plan will fully vest under certain circumstances. As of December 31, 2015, there were 150,000 outstanding options, 92,934 outstanding shares of restricted stock awards and 11,551,215 shares available for future grant under the 2015 Plan.
A summary of stock option transactions during the nine months ended December 31, 2015 follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2015	1,636,176	$24.82	5.5
Granted	564,000	15.44	7.5
Exercised	(300)	15.99	6.4	$—
Forfeited/Canceled	(497,550)	24.75	4.8
Outstanding, December 31, 2015	1,702,326	$21.79	5.6	$552
Vested and expected to vest, December 31, 2015	1,570,577	$22.11	5.6	$485
Exercisable, December 31, 2015	633,116	$28.16	4.2	$10

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Nine Months Ended December 31,
	2015	2014
Expected term	3.8 - 3.9 years	4.8 years
Expected volatility	38.3% - 38.9%	36.4% - 36.6%
Expected dividends	4.1% - 5.3%	4.3% - 4.4%
Risk-free rate	1.3% - 1.6%	1.7%
The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2015 and 2014 was $3.33 and $3.50 per share, respectively.

During the nine months ended December 31, 2015, a total of 564,000 options to purchase shares of common stock were granted under the 2005 and 2015 Plans at an exercise price equal to the market price of our common stock on the date of grant. A summary of stock options granted under the 2005 and 2015 Plans during fiscal years 2016 and 2015 is as follows:

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
Employee Share Purchase Plan
On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of December 31, 2015, we have issued 95,190 shares under the Purchase Plan and 3,904,810 shares are available for future issuance.
Share-based compensation expense recorded for the employee share purchase plan was $70 for the three months ended December 31, 2015 and $50 for the three months ended December 31, 2014
Share-based compensation expense recorded for the employee share purchase plan was $216 for the nine months ended December 31, 2015 and $59 for the nine months ended December 31, 2014.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Expected term	3.8 years	4.8 years	3.8 - 3.9 years	4.8 years
Expected volatility	39.2%	36.2%	37.7% - 39.2%	36.2% - 36.5%
Expected dividends	—%	4.4%	0.0% - 5.5%	4.3% - 5.0%
Risk-free rate	1.5%	1.7%	1.1% - 1.6%	1.6% - 1.8%
Share-based compensation expense recorded for our performance-based awards was $143 for the three months ended December 31, 2015 and $133 for the three months ended December 31, 2014
Share-based compensation expense recorded for our performance-based awards was $290 for the nine months ended December 31, 2015 and $345 for the nine months ended December 31, 2014.
Non-vested stock option award activity, including employee stock options and performance-based awards, during the nine months ended December 31, 2015 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2015	1,068,290	$5.81
Granted	564,000	3.33
Vested	(274,400)	5.70
Forfeited/Canceled	(288,680)	5.34
Outstanding, December 31, 2015	1,069,210	$4.39
As of December 31, 2015, $3,459 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.4 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2015 and 2014 was $1,564 and $1,633, respectively.
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
Share-based compensation expense related to restricted stock was $249 for the three months ended December 31, 2015 and $245 for the three months ended December 31, 2014
Share-based compensation expense related to restricted stock was $664 for the nine months ended December 31, 2015 and $637 for the nine months ended December 31, 2014.

Restricted stock activity for the nine months ended December 31, 2015 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2015	78,205	$17.94
Granted	92,934	12.86
Vested	(50,426)	19.98
Canceled	(1,500)	17.95
Outstanding, December 31, 2015	119,213	$13.88
The weighted-average grant date fair value for the restricted stock was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock is amortized on a straight-line basis over the vesting period.
As of December 31, 2015, $1,264 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.6 years. This amount does not include the cost of new restricted stock that may be granted in future periods.

11. Concentration of Credit Risk
We had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2015. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against the plaintiff, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. On June 26, 2015, we filed a motion for summary judgment, which the court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, the plaintiff filed an application for reconsideration of the Court's summary judgment order, which the court denied. On October 28, 2015, the plaintiff filed a motion for summary judgment, seeking to dismiss our cross-complaint. The hearing on the plaintiff's motion for summary judgment is set for February 18, 2016. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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

13. Operating Segment Information
As of December 31, 2015, our Company has three reportable segments that are evaluated regularly by our chief decision making group (consisting of our Chief Executive Officer, Interim Chief Financial Officer and Chief Operating Officer) in deciding how to allocate resources and in assessing performance. The Hospital Solutions Division operating segment data for the three and nine months ended December 31, 2015 are reflected through the date of disposition on October 22, 2015.

Operating segment data is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues:
NextGen Division	$88,693	$92,054	$275,282	$276,914
RCM Services Division	22,994	21,913	67,989	58,226
QSI Dental Division	4,726	4,480	13,825	13,379
Hospital Solutions Division	619	4,977	7,469	13,318
Consolidated revenue	$117,032	$123,424	$364,565	$361,837

Income (loss) from operations:
NextGen Division	$42,012	$45,108	$134,510	$134,166
RCM Services Division	4,838	4,681	13,334	9,583
QSI Dental Division	1,783	1,523	4,369	3,859
Hospital Solutions Division	(2,103)	372	(927)	(2,150)
Corporate and unallocated	(38,093)	(43,474)	(121,319)	(122,234)
Consolidated operating income	$8,437	$8,210	$29,967	$23,224
The major components of the Corporate and unallocated amounts are summarized in the table below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Research and development costs	$14,518	$18,468	$49,584	$51,602
Amortization of capitalized software costs	2,499	3,073	7,428	10,190
Marketing expense	2,925	3,328	9,664	9,439
Other Corporate and overhead costs	18,151	18,605	54,643	51,003
Total Corporate and unallocated	38,093	43,474	121,319	122,234
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

14. Subsequent Events

On January 4, 2016, we entered into a $250,000 revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. The initial draw down on the Credit Agreement was approximately $173,509. The Credit Agreement is secured by substantially all of our existing and future property and material domestic subsidiaries. The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans. The Credit Agreement matures on January 4, 2021 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time.

The revolving loans under the Credit Agreement bear interest at our option of either, (a) a base rate based on the highest of (i) the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank, N.A., as its prime rate, (ii) the greater of (A) the federal funds effective rate and (B) the overnight bank funding rate (as determined by the Federal Reserve Bank of New York) plus 0.50% and (iii) the one-month LIBOR plus 1.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 0.50% to 1.50%, or (b) a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 1.50% to 2.50%. We will also pay a commitment fee of between 0.25% and 0.45%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio from time to time.
The revolving loans are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The negative covenants include, among other things, limitations on indebtedness, liens, asset sales, mergers and acquisitions, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents and sale and leaseback transactions. The Credit Agreement also requires us to maintain a maximum leverage ratio and minimum fixed charge coverage ratio. The revolving loans under the Credit Agreement will be available for letters of credit, working capital and general corporate purposes.
Also on January 4, 2016, we completed our acquisition of HealthFusion Holdings, Inc. ("HealthFusion") pursuant to the Agreement and Plan of Merger (the “Merger Agreement"), dated October 30, 2015. HealthFusion provides Web-based, cloud computing software for physicians, medical billing service providers, and hospitals. Its flagship product, MediTouch, is a fully-integrated, cloud-based software suite consisting of clearinghouse, practice management, electronic health records, and patient portals with rich functionality to enable mobility, workflow automation, and advanced reporting and analytics aimed primarily at small-to-mid-size physician practices. The acquisition of HealthFusion is part of our strategy to expand its client base and cloud-based solution capabilities in the ambulatory market. Over time, we plan to expand the HealthFusion platform to satisfy the needs of practices of increasing size and complexity.
Total cash consideration paid was $165,000, subject to certain adjustments in accordance with the Merger Agreement. In addition, we may pay up to an additional $25,000 in cash in the form of an earnout, subject to HealthFusion achieving certain revenue targets through December 31, 2016. This acquisition was funded by our initial draw down of the Credit Agreement, a portion of which has been subsequently repaid from our cash on hand. We are in the process of determining the purchase price allocation for this acquisition.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act ("ARRA"), the Patient Protection and Affordable Care Act ("PPACA"), and the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA"), and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.
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

Management Overview
Quality Systems, Inc. and its wholly-owned subsidiaries operate as three business divisions (each, a "Division") which are comprised of: (i) the NextGen Division, (ii) the RCM Services Division, and (iii) the QSI Dental Division. The Hospital Solutions Division was sold to QuadraMed Affinity Corporation (part of the Harris Operating Group of Constellation Software Inc.) on October 22, 2015. We also have a captive entity in India called Quality Systems India Healthcare Private Limited (“QSIH”).
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
We believe that our core strength lies in the central role our software products and services play in the delivery of healthcare by the primary physician in an ambulatory setting. We intend to remain at the forefront of upcoming new regulatory requirements including meaningful use requirements for stimulus payments. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We intend to continue the development and enhancement of our software solutions to support healthcare reform, such as the recently enacted MACRA, which promotes the transition from fee-for-service to value-based, pay-for-performance, and patient-centric care and quality initiatives such as accountable care organizations. Key elements of our future software development will be to expand our interoperability capabilities enhancing the competitiveness of our software offerings, make our products more intuitive and easy to use, and to enhance our ability to deliver our software over the cloud with the latest technology.
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
On January 4, 2016, we completed our acquisition of HealthFusion Holdings, Inc. ("HealthFusion") pursuant to the Agreement and Plan of Merger, dated October 30, 2015. HealthFusion provides Web-based, cloud computing software for physicians, medical billing service providers, and hospitals. Its flagship product, MediTouch, is a fully-integrated, cloud-based software suite consisting of clearinghouse, practice management, electronic health records, and patient portals with rich functionality to enable mobility, workflow automation, and advanced reporting and analytics aimed primarily at small-to-mid-size physician practices. The acquisition of HealthFusion is part of our strategy to expand its client base and cloud-based solution capabilities in the ambulatory market. Over time, we plan to expand the HealthFusion platform to satisfy the needs of practices of increasing size and complexity. We are evaluating the impact of HealthFusion’s existing cloud-based product on our ongoing efforts to develop and release our NextGen Now cloud-based platform. Our assessment may lead us to determine that the HealthFusion product, which is already a production-ready and sellable solution, may represent a more prudent investment in our technical future than continuing with the NextGen Now development plans. If we decide to abandon further development of the previously capitalized NextGen Now platform or certain components thereof, a material impairment of the asset may result.
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
Our Company was founded with an early focus on providing information systems to dental group practices. This focus area would later become the QSI Dental Division. In the mid-1980s, we capitalized on the increasing focus on medical cost containment and further expanded our information processing systems to serve the ambulatory market. In the mid-1990s, we made two acquisitions that accelerated our penetration of the ambulatory market and formed the basis for the NextGen Division. In the last few years, we acquired ViaTrack Systems, LLC ("ViaTrack") and Matrix Management Solutions, LLC ("Matrix") as part of our strategy to enhance our EDI and RCM services capabilities. More recently, we acquired Mirth Corporation ("Mirth") and Gennius, Inc ("Gennius"), both of which operate under the NextGen Division. Mirth enhances our current enterprise interoperability initiatives and broadens our accountable and collaborative care, population health, disease management and clinical data exchange offerings. Gennius is expected to enhance our current enterprise healthcare data analytics competencies while broadening business intelligence capabilities for addressing new value-based care requirements. In October 2015, we sold our Hospital Solutions Division in an effort to focus on our core ambulatory business. Today, we serve the ambulatory, RCM services and dental markets through each of our three business Divisions.
A growing number of customers are simultaneously utilizing software or services from more than one of our Divisions. In an effort to further enhance our ability to cross sell products and services between Divisions, we are in the process of further integrating our products to provide a more robust and comprehensive platform to offer our customers. To achieve greater efficiency and integration within our operations, we have consolidated our divisional sales, marketing, information services, and software development responsibilities into single company-wide roles. The Divisions also share the resources of our “corporate office,” which includes a variety of accounting and other administrative functions. We continue to evaluate the organizational structure of the Company with the objective of achieving greater synergies and further integration of our products and services, including software implementation and customer support functions.
The NextGen Division and QSI Dental Division develop and market software that is designed to automate and streamline a number of the administrative functions required for operating a medical or dental, such as patient scheduling and billing. Since practice management software systems have already been implemented by the vast majority of both the medical and dental practices, we actively compete in a replacement market by leveraging the benefits of our interoperable electronic health records software. With the addition of Gennius and Mirth, our combined solutions enrich the already strong collaborative, connected care support and set the stage for data synchronization and enterprise analytics, interoperability growth and expansion of our current accountable and collaborative care, population health, disease management and clinical data exchange offering. These Divisions also develop and market software that automates patient records in physician practices, community health centers and hospital settings. In this patient records area of our business, we are typically competing to replace paper-based patient record alternatives as opposed to replacing previously purchased systems. The RCM Services Division provides technology solutions and outsourcing services to cover the full spectrum of healthcare providers' RCM needs, with a primary focus on outsourced billing and collection services.
QSIH, located in Bangalore, India, functions as our India-based captive entity to offshore technology application development and business processing services. Our employee base in Bangalore has grown to over 450 employees with a primary focus on software development activities.
We continue to pursue product and service enhancement initiatives within each of our Divisions. The majority of such expenditures are currently targeted to the product lines and customer base of the NextGen Division.
The following table reflects our reported segment revenue breakdown by Division and segment revenue growth (decline) as compared to the prior year period for the three and nine months ended December 31, 2015 and 2014. Operating results for the Hospital Solutions Division are included in the table below through the date of disposition.

	Segment Revenue Breakdown
	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
NextGen Division	75.9%	74.6%	75.6%	76.5%
RCM Services Division	19.6%	17.8%	18.6%	16.1%
QSI Dental Division	4.0%	3.6%	3.8%	3.7%
Hospital Solutions Division	0.5%	4.0%	2.0%	3.7%
Consolidated	100.0%	100.0%	100.0%	100.0%

	Segment Revenue Growth (Decline)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
NextGen Division	(3.7)%	8.7%	(0.6)%	66.6%
RCM Services Division	4.9%	30.9%	16.8%	70.7%
QSI Dental Division	5.5%	(8.6)%	3.3%	33.1%
Hospital Solutions Division	(87.6)%	5.1%	(43.9)%	30.6%
Consolidated	(5.2)%	11.1%	0.8%	64.0%
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
RCM Services Division. The RCM Services Division, with locations in St. Louis, Missouri, North Canton, Ohio, South Jordan, Utah and Hunt Valley, Maryland, provides technology solutions and consulting services to cover the full spectrum of healthcare providers' RCM needs, from patient access through claims denials, with a primary focus on billing and collection services in order to optimize customers' revenue cycle results, improve cash flow, and decrease accounts receivable days. The RCM Services Division combines a high-touch service model and the NextGen® PM software platform to execute its service offerings, which include billing and collections, claims submissions and reconciliation, coding services, electronic remittance and payment posting, accounts receivable management, patient customer service, advance analytics, charge entry and capture, enrollment credentialing, and software setup, hosting and support.
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

Overview of Our Results

•
Consolidated revenue increased 0.8%, or $2.7 million, in the nine months ended December 31, 2015 as compared to the prior year period. The change is primarily the result of a 16.4% increase in software related subscription services revenues, a 14.9% increase in RCM and related services revenues, and a 9.1% increase in EDI and data services revenue, partially offset by a 14.0% decrease in software license and hardware revenue and a 19.8% decrease in professional services revenue. The increase in subscription services revenue reflects growth in subscriptions related to our interoperability and patient portal product offerings. The increase in RCM and related services revenues are the result of new customer additions and organic growth. The growth in EDI and data services revenue has come from new customers and from further penetration of our existing customer base. The decline in software license and hardware revenue reflects the increasingly saturated markets in which our core software products are sold, and the decline in professional services revenue is due to lower implementation and training revenue resulting from the recent decline in system sales and lower consulting services revenue due to reduced demand from customers.

•
Consolidated gross profit as a percentage of revenue increased to 54.4% for the nine months ended December 31, 2015 compared to 53.8% in the prior year period primarily due to improved profitability from RCM and related services, EDI and data services, and professional services, resulting from more effective cost management.

•
Consolidated operating income increased 29.0%, or $6.7 million, in the nine months ended December 31, 2015 as compared to the prior year period. The increase is mostly due to a 1.9%, or $3.7 million, increase in gross profit resulting from the increase in total revenues and improvements in profitability noted above and a decrease of 3.9%, or $2.0 million, in research and development costs attributed mostly to higher rates of capitalization of software costs related to the development of enhancements to our ambulatory software products during the nine months ended December 31, 2015 as compared to the prior year period.

NextGen Division

•
NextGen Division revenue decreased by 0.6% in the nine months ended December 31, 2015, as compared to the prior year period. Divisional software license and hardware revenue decreased by 11.8% and professional services revenue decreased by 22.9%, offset by an increase of 18.5% in software related subscription services revenue, an increase of 8.4% in EDI and data services revenue, and an increase of 1.7% in support and maintenance revenue. As noted above, the increase in subscription services revenue reflects growth in interoperability subscriptions as well as subscriptions related to our NextGen® Patient Portal product offering while the decrease in software license and hardware revenue and professional services revenue reflects the increasingly saturated markets in which our core software products and services are sold.

•
NextGen Division operating income (excluding Corporate and unallocated amounts) increased by 0.3% in the nine months ended December 31, 2015, as compared to the prior year period. Although overall operating expenses decreased by 11.4%, or $5.4 million, primarily as a result of lower sales commissions associated with a decline in new system sales and a decrease in other personnel related costs resulting from improved operational efficiency, such benefit was mostly offset by a $5.0 million decline in divisional gross profit caused primarily by a decrease in high-margin software license sales.

•
Our goals for the NextGen Division include further enhancement of our existing products, including expansion of our software and service offerings that support pay-for-performance initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, enhancing our managed cloud and hosting services to lower our clients' total cost of ownership, expanding our interoperability and enterprise analytics capabilities, and further development and enhancements of our portfolio of specialty focused templates within our electronic health records software. We intend to remain at the forefront of upcoming new regulatory requirements, including meaningful use requirements for stimulus payments and recent healthcare reform that is driving the transition towards pay-for-performance, value-based reimbursement models. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing customers, expanding penetration of connectivity and other services to new and existing customers, and capitalizing on growth and cross selling opportunities within the RCM Services Division. Our acquisitions of Mirth and Gennius improve our competitiveness in the markets and provide new customers and expanded markets for the NextGen Division and also support our strategy to focus on accountable care organizations around interoperability, patient engagements, population health and collaborative care management, and enterprise analytics. We believe we are well-positioned within the evolving healthcare market to deliver products and services that address the growing importance of quality collaborative care and shift from fee-for-service to value-based, pay-for-performance care.

•
The NextGen Division’s growth is attributed to a strong brand name and reputation within the marketplace for healthcare information technology software and services and investments in sales and marketing activities, including new marketing campaigns, Internet advertising investments, tradeshow attendance and other expanded advertising and marketing expenditures.

RCM Services Division

•
RCM Services Division revenue increased 16.8%, or $9.8 million, in the nine months ended December 31, 2015. The RCM Services Division benefited mostly from new customer additions during the nine months ended December 31, 2015 as well as organic growth achieved through cross selling RCM services to existing NextGen Division customers.

•
Divisional operating income (excluding Corporate and unallocated amounts) increased 39.1%, or $3.8 million, in the nine months ended December 31, 2015 as compared to the prior year period primarily due to an increase in divisional gross profit, offset by higher operating expense related mostly to higher sales commissions associated with the growth in revenue noted above.

•
The Company believes that a significant opportunity exists to continue cross selling RCM services to existing customers. The portion of existing NextGen customers who are using the RCM Services Division's services is approximately 10%. Management is actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen Division's sales force towards selling RCM services. We also believe that ongoing increases in the complexity of medical billing and collections processes, including the migration to value-based reimbursement models, will create additional opportunities for our RCM Services Division.

QSI Dental Division

•
QSI Dental Division revenue increased 3.3%, or $0.4 million in the nine months ended December 31, 2015 primarily due to a $0.3 million increase in software license and hardware revenue and a $0.3 million increase in software related subscription services, offset by a $0.3 million decrease in support and maintenance revenue.

•
Divisional operating income (excluding Corporate and unallocated amounts) increased 13.2%, or $0.5 million, in the nine months ended December 31, 2015 as compared to the prior year period primarily due to the increase in divisional gross profit associated with the increase in higher-margin software license and software related subscription services revenue noted above.

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

Hospital Solutions Division

•
On October 22, 2015, we closed an Asset Purchase Agreement with Quadramed Affinity Corporation in which we sold and assigned substantially all assets and liabilities of the Hospital Solutions Division (“Hospital disposition”). We believe that the Hospital disposition will allow us to focus our efforts and resources on our core ambulatory business. The results of operations included within this management's discussion and analysis reflect the operating results of the Hospital Solutions Division through the date of disposition.

•
Hospital Solutions Division revenue decreased 43.9% in the nine months ended December 31, 2015. Revenue was primarily impacted by a 70.4% decrease in software, hardware and related revenue and a 48.2% decrease in professional services revenue. These decreases are primarily the result of reduced demand for implementation, training, and consulting services due to a decline in new software sales and because software license and hardware sales and software related subscriptions services revenue in the prior year period were favorably impacted by decreases in reserves for sales credits. Additionally, the Hospital disposition partially contributed to the overall decrease in revenue as compared to the prior year period.

•
Divisional operating loss (excluding Corporate and unallocated amounts) was $0.9 million for the nine months ended December 31, 2015 as compared to a $2.2 million loss for the prior year period. The improvement in operating results is due mostly to a decrease in selling, general and administrative expenses associated mostly to decline in divisional headcount.

•
A $1.8 million loss (including related incremental direct costs) on the Hospital disposition was recorded in the nine months ended December 31, 2015 and is reflected as a component of selling, general and administrative expense on our consolidated statements of comprehensive income.

Corporate and unallocated amounts (costs not allocated to the operating segments)

•
Research and development costs decreased by 3.9% to $49.6 million for the nine months ended December 31, 2015 as compared to $51.6 million for the prior year period attributed mostly to higher rates of capitalization of software costs related to the development of enhancements to our ambulatory software products. Capitalized software costs increased to $11.6 million as compared to $9.5 million for the prior year period while gross expenditures, including both amounts expensed and capitalized, remained consistent with the prior year period. The table below provides a summary of the amount of software costs capitalized in proportion to the amount of gross expenditures for the three and nine months December 31, 2015 and 2014:

	Nine Months Ended December 31,
	2015	2014
Gross expenditures	$61,188	$61,137
Capitalized software costs	(11,604)	(9,535)
Research and development costs, as reported	$49,584	$51,602

Capitalized software costs as a percentage of gross expenditures	19.0%	15.6%

•
Amortization of capitalized software costs decreased by 27.1% to $7.4 million for the nine months ended December 31, 2015 as compared to $10.2 million for the prior year period. The decrease in amortization of capitalized software costs is due to certain products being fully amortized. Amortization of capitalized software costs are reflected as cost of revenue on our consolidated statements of comprehensive income. Refer to Note 6, “Capitalized Software Costs” of our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an estimate of future amortization of capitalized software costs.

•
Other Corporate and overhead costs increased by $3.6 million to $54.6 million for the nine months ended December 31, 2015 as compared to $51.0 million for the prior year period primarily due to higher bad debt expense and acquisition related costs. In addition, higher utilization of online advertising and media placement has resulted in a 2.4% increase in marketing expense to $9.7 million for the nine months ended December 31, 2015 as compared to $9.4 million for the prior year period.

Comparison of the Three Months Ended December 31, 2015 and December 31, 2014
Net Income. Our net income for the three months ended December 31, 2015 was $7.3 million, or $0.12 per share on both a basic and fully diluted basis. In comparison, we had net income of $6.7 million, or $0.11 per share on both a basic and fully diluted basis for the three months ended December 31, 2014. The $0.6 million increase in net income for the three months ended December 31, 2015 as compared to the prior year period was primarily attributed to the following:

•
a $4.0 million decrease in research and development costs due to higher rates of capitalization of software costs related to the development of enhancements to our ambulatory software products combined with lower gross expenditures, including both amounts expensed and capitalized, related to lower costs as a result of the Hospital disposition and lower third-party consulting costs, and

•
a $2.1 million decrease in selling, general and administrative costs due primarily to lower shareholder litigation expense, offset by higher acquisition related costs and the loss on Hospital disposition, partially offset by

•	a $5.8 million decrease in gross profit due mostly to a decrease in high-margin software license sales.
Revenues. Revenue for the three months ended December 31, 2015 decreased 5.2% to $117.0 million from $123.4 million for the three months ended December 31, 2014. NextGen Division revenue decreased 3.7% to $88.7 million compared to $92.1 million in the three months ended December 31, 2014; RCM Services Division revenue increased 4.9% to $23.0 million from $21.9 million; QSI Dental Division revenue increased 5.5% to $4.7 million from $4.5 million; and Hospital Solutions Division revenue decreased 87.6% to $0.6 million from $5.0 million in the three months ended December 31, 2014.
Software, Hardware and Related. Revenue from consolidated software, hardware and related sales for the three months ended December 31, 2015 decreased 16.3% to $27.9 million from $33.3 million in the prior year period.
The following table summarizes software, hardware and related sales on a consolidated and divisional basis for the three months ended December 31, 2015 and 2014 (in thousands):

	Software License and Hardware	Software Related Subscription Services	Total Software, Hardware and Related
Three Months Ended December 31, 2015
NextGen Division	$15,663	$11,220	$26,883
RCM Services Division	3	—	3
QSI Dental Division	526	395	921
Hospital Solutions Division	(42)	90	48
Consolidated	$16,150	$11,705	$27,855
Three Months Ended December 31, 2014
NextGen Division	$19,210	$10,645	$29,855
RCM Services Division	143	222	365
QSI Dental Division	435	284	719
Hospital Solutions Division	1,640	713	2,353
Consolidated	$21,428	$11,864	$33,292
Software, hardware and related sales for the NextGen Division decreased by $3.0 million in the three months ended December 31, 2015 compared to the prior year period due primarily to a $3.5 million, or 18.5%, decrease in software license and hardware revenue, offset by an increase of $0.6 million, or 5.4%, in software related subscription services revenue resulting from growth in both our interoperability subscriptions and subscriptions related to our NextGen® Patient Portal product offering. The decline in NextGen Division software license and hardware revenue is principally due to increasing levels of market saturation for core electronic health record and practice management solutions. The NextGen Division’s software license and hardware revenue accounted for 58.3% of divisional software, hardware and related revenue during the three months ended December 31, 2015 compared to 64.3% during the prior year period.

The RCM Services Division was not a significant contributor to consolidated software, hardware and related revenue for both the three months ended December 31, 2015 and 2014 as a result of the nature of the division's product and service offering.
Total software, hardware and related sales for the QSI Dental Division increased 28.1%, or $0.2 million, in the three months ended December 31, 2015 versus the same period last year primarily due to higher software license sales and increases in software related subscription services, such as QDW, the Division's cloud-based software solution. QDW is sold primarily as a SaaS solution for which revenue is recognized over an extended period of time rather than upfront.
At the Hospital Solutions Division, software, hardware and related revenue decreased 98.0%, or $2.3 million in the three months ended December 31, 2015 versus the same period last year primarily due to the Hospital disposition in October 2015.
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
Support and Maintenance, RCM, EDI and Professional Services. For the three months ended December 31, 2015, our consolidated revenue from RCM and related services and EDI and data services increased by 5.9%, and 8.4%, respectively, compared to the prior year period. Consolidated revenue from support and maintenance decreased by 8.2% compared to the prior year period as a result of increases in sales credits and related reserves and net customer attrition. Professional services revenue decreased by 2.9% compared to the prior year period due to lower demand for related system sales.
The following table summarizes support and maintenance, RCM and related services, EDI and data services and professional services revenue by category on a consolidated and divisional basis for the three months ended December 31, 2015 and 2014 (in thousands):

	Support and Maintenance	RCM and Related Services	EDI and Data Services	Professional Services
Three Months Ended December 31, 2015
NextGen Division	$36,984	$—	$18,806	$6,020
RCM Services Division	55	21,594	422	920
QSI Dental Division	2,006	—	1,395	404
Hospital Solutions Division	474	—	20	77
Consolidated	$39,519	$21,594	$20,643	$7,421
Three Months Ended December 31, 2014
NextGen Division	$38,285	$—	$17,633	$6,281
RCM Services Division	152	20,392	216	788
QSI Dental Division	2,166	—	1,178	417
Hospital Solutions Division	2,442	—	24	158
Consolidated	$43,045	$20,392	$19,051	$7,644
Support and maintenance revenue at the NextGen Division for the three months ended December 31, 2015 decreased by 3.4% to $37.0 million from $38.3 million as a result of increases in sales credits and related reserves and net customer attrition. NextGen Division EDI and data services revenue grew 6.7% to $18.8 million compared to $17.6 million in the prior year period. The growth in NextGen EDI revenue has come from new customers and from further penetration of the division’s existing customer base. Professional services revenue for the NextGen Division, which consists primarily of implementation and training and consulting services, decreased 4.2% to $6.0 million in the three months ended December 31, 2015 from $6.3 million in the prior year period due to the softening demand for related system sales, as noted above.
For the three months ended December 31, 2015, RCM and related services revenue increased to $21.6 million compared to $20.4 million in the prior year period. The growth in RCM revenue is primarily attributable to organic growth achieved through cross selling RCM services to existing NextGen Division customers as well as the addition of new customers.
QSI Dental Division support and maintenance for the three months ended December 31, 2015 decreased by $0.2 million as compared to the prior year period due primarily to a shift in customer preference to subscription-based software services as opposed to software licenses that require support and maintenance. Professional services revenue remained consistent while EDI and data services revenue at the QSI Dental Division increased to $1.4 million for the three months ended December 31, 2015 from $1.2 million in the prior year period.

For the Hospital Solutions Division, support and maintenance revenue decreased by $2.0 million, or 80.6%, and professional services revenue decreased by $0.1 million, or 68.9%, for the three months ended December 31, 2015 as compared to the prior year period primarily due to the Hospital disposition in October 2015.
We intend to continue to promote support and maintenance, RCM and related services, and EDI and data services to both new and existing customers.
Cost of Revenue. Cost of revenue for the three months ended December 31, 2015 decreased to $53.8 million from $54.4 million in the prior year period and the cost of revenue as a percentage of revenue increased to 46.0% from 44.0%. The increase in cost of revenue as a percentage of revenue principally reflects the decline in high-margin software license sales.
The following table details revenue and cost of revenue on a consolidated and divisional basis for the three months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,
	2015	%	2014	%
NextGen Division
Revenue	$88,693	100.0%	$92,054	100.0%
Cost of revenue	32,497	36.6%	30,678	33.3%
Gross profit	$56,196	63.4%	$61,376	66.7%
RCM Services Division
Revenue	$22,994	100.0%	$21,913	100.0%
Cost of revenue	15,105	65.7%	14,757	67.3%
Gross profit	$7,889	34.3%	$7,156	32.7%
QSI Dental Division
Revenue	$4,726	100.0%	$4,480	100.0%
Cost of revenue	2,093	44.3%	2,114	47.2%
Gross profit	$2,633	55.7%	$2,366	52.8%
Hospital Solutions Division
Revenue	$619	100.0%	$4,977	100.0%
Cost of revenue	688	111.1%	2,954	59.4%
Gross profit (loss)	$(69)	(11.1)%	$2,023	40.6%
Unallocated cost of revenue	$3,402	N/A	$3,857	N/A
Consolidated
Revenue	$117,032	100.0%	$123,424	100.0%
Cost of revenue	53,785	46.0%	54,360	44.0%
Gross profit	$63,247	54.0%	$69,064	56.0%
Gross profit margin for the NextGen Division decreased to 63.4% for the three months ended December 31, 2015 as compared to 66.7% for the prior year period due to a decrease in high-margin software sales. Gross profit margin for the RCM Services Division increased to 34.3% as compared to 32.7% for the prior year period primarily due to improved management of headcount and related costs. The Hospital Solutions Division experienced a gross loss of 11.1% for the three months ended December 31, 2015 primarily due to the Hospital disposition in October 2015.

The following table details the individual components of cost of revenue and gross profit (loss) as a percentage of total revenue on a consolidated and divisional basis for the three months ended December 31, 2015 and 2014:

	Software License and Hardware	Software Related Subscription Services	Support and Maintenance	RCM and Related Services	EDI and Data Services	Professional Services	Total Cost of Revenue	Gross Profit (Loss)
Three Months Ended December 31, 2015
NextGen Division	3.3%	6.1%	7.1%	0.0%	12.7%	7.4%	36.6%	63.4%
RCM Services Division	0.0%	0.0%	0.1%	62.5%	1.6%	1.5%	65.7%	34.3%
QSI Dental Division	3.8%	1.7%	14.2%	0.0%	17.0%	7.6%	44.3%	55.7%
Hospital Solutions Division	3.5%	12.7%	87.8%	0.0%	1.4%	5.7%	111.1%	(11.1)%
Consolidated	5.6%	4.7%	6.4%	12.3%	10.6%	6.4%	46.0%	54.0%
Three Months Ended December 31, 2014
NextGen Division	3.5%	5.3%	5.5%	0.0%	11.9%	7.1%	33.3%	66.7%
RCM Services Division	0.0%	0.0%	0.3%	65.0%	0.8%	1.2%	67.3%	32.7%
QSI Dental Division	3.9%	1.1%	14.6%	0.0%	18.2%	9.4%	47.2%	52.8%
Hospital Solutions Division	0.1%	4.7%	32.4%	0.0%	0.4%	21.8%	59.4%	40.6%
Consolidated	5.9%	4.2%	6.0%	11.5%	9.7%	6.7%	44.0%	56.0%
Cost of software license and hardware decreased to 5.6% of total revenue during the three months ended December 31, 2015 as compared to 5.9% for the prior year period, which is mainly the result of the full amortization of certain software products, leading to a decrease in related amortization of capitalized software costs. The decline in cost of software license and hardware was offset by an increase in cost of support and maintenance, which increased to 6.4% of total revenue for the three months ended December 31, 2015 as compared to 6.0% for the prior year period, attributable to headcount growth and higher related payroll and benefits expense associated with delivering our products and services at the NextGen Division.
Cost of RCM and related services increased to 12.3% of total revenue and cost of EDI and data services increased to 10.6% of total revenue for the three months ended December 31, 2015 as compared to 11.5% and 9.7%, respectively, for the prior year period. The increase in such costs as a percentage of total revenue is attributed to RCM and related services revenue and EDI and data services revenue each comprising a larger proportion of total revenues in comparison to the prior year period.
Cost of software related subscription services also increased to 4.7% of total revenue for the three months ended December 31, 2015 compared to 4.2% for the prior year period, which is primarily a result of an increase in the absolute level of payroll and benefit expenses associated with delivering our products and services due to headcount additions required to support revenue growth.
We experienced a decline in cost of professional services, which decreased to 6.4% of total revenue during the three months ended December 31, 2015 as compared to 6.7% for the prior year period, due to lower headcount in the Hospital Solutions Division as a result of the disposition and improved cost and utilization management in the NextGen Division.
As a result of the foregoing events and activities, our gross profit percentage decreased to 54.0% for the three months ended December 31, 2015 versus 56.0% for the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2015 decreased 5.0% to $39.4 million as compared to $41.5 million for the prior year period. The decrease in selling, general and administrative expenses consists primarily of:

•	$4.6 million decrease in legal expense related mostly to lower shareholder litigation defense costs;

•	$0.8 million decrease in sales commissions expense related to the recent decline in new system sales;

•	$0.6 million decrease in equipment and depreciation expense;

•	$0.5 million decrease in consulting and outside services costs; and

•	$1.1 million net decrease in other selling, general and administrative expenses, offset by

•	$3.7 million increase in acquisition related costs; and

•	$1.8 million loss (including related incremental direct costs) on the Hospital disposition.

Share-based compensation expense was approximately $0.6 million for both of the three months ended December 31, 2015 and 2014 and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 33.6% in the three months ended December 31, 2014 to 33.7% in the three months ended December 31, 2015.
Research and Development Costs. Research and development costs for the three months ended December 31, 2015 and 2014 were $14.5 million and $18.5 million, respectively. Research and development costs as a percentage of revenue decreased to 12.4% in the three months ended December 31, 2015 from 15.0% for the prior year period. The decrease in research and development expenses is primarily due to higher rates of capitalization of software costs related to the development of enhancements to our ambulatory software products combined with lower gross expenditures, including both amounts expensed and capitalized, related to lower costs as a result of the Hospital disposition and lower third-party consulting costs.
The capitalization of software development costs results in a reduction to reported research and development costs. For the three months ended December 31, 2015 and 2014, our additions to capitalized software were $4.9 million and $3.2 million, respectively. For the three months ended December 31, 2015 and 2014, total gross research and development expenditures, including both amounts expensed and capitalized, was $19.4 million and $21.7 million, respectively.
We intend to continue to invest heavily in research and development to enhance our software to meet the Meaningful Use definitions under the ARRA and continue to bring additional functionality and features to the medical community.
Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets remained consistent at $0.9 million for the three months ended December 31, 2015 compared to the prior year period.
Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2015 and 2014 was $1.1 million and $1.5 million, respectively. The effective tax rates were 13.5% and 17.9% for the three months ended December 31, 2015 and 2014, respectively. Both periods reflect approximately three quarters of a full fiscal year impact of the federal research and development tax credit due to the timing of the expiration and retroactive reinstatement of the credit. The effective rate for the three months ended December 31, 2015 decreased as compared to the prior year period primarily due to a favorable impact of the qualifying production activity deduction in the three months ended December 31, 2015.

Comparison of the Nine Months Ended December 31, 2015 and December 31, 2014
Net Income. Our net income for the nine months ended December 31, 2015 was $22.0 million, or $0.36 on both a basic and fully diluted basis. In comparison, we earned $16.6 million, or $0.28 and $0.27 per share on a basic and fully diluted basis, respectively, for the nine months ended December 31, 2014. The $5.4 million increase in net income for the nine months ended December 31, 2015 as compared to the prior year period was primarily attributed to the following:

•
a $3.7 million increase in consolidated gross profit due to improved profitability from software related subscription services, RCM and related services, EDI and data services, and professional services, and

•	a $2.0 million decrease in research and development expenses due to higher rates of capitalization of software costs related to the development of enhancements to our ambulatory software products, and

•
a $0.9 million decrease in selling, general and administrative costs due primarily to lower shareholder litigation expense, offset by higher acquisition related costs and the loss on Hospital disposition, partially offset by

•	an increase of $1.6 million in the provision for income taxes, principally reflecting the increase in pretax income.
Revenue. Revenue for the nine months ended December 31, 2015 increased 0.8% to $364.6 million from $361.8 million for the nine months ended December 31, 2014. NextGen Division revenue decreased 0.6% to $275.3 million from $276.9 million in the nine months ended December 31, 2014, RCM Services Division revenue increased 16.8% to $68.0 million from $58.2 million, QSI Dental Division revenue increased 3.3% to $13.8 million from $13.4 million, and Hospital Solutions Division revenue decreased 43.9% to $7.5 million from $13.3 million in the prior year period.
Software, Hardware and Related. Revenue from consolidated software, hardware and related sales for the nine months ended December 31, 2015 decreased 3.7% to $88.4 million from $91.8 million in the prior year period.

The following table summarizes software, hardware and related sales on a consolidated and divisional basis for the nine months ended December 31, 2015 and 2014 (in thousands):

	Software License and Hardware	Software Related Subscription Services	Total Software, Hardware and Related
Nine Months Ended December 31, 2015
NextGen Division	$49,861	$33,505	$83,366
RCM Services Division	234	743	977
QSI Dental Division	1,863	996	2,859
Hospital Solutions Division	68	1,144	1,212
Consolidated	$52,026	$36,388	$88,414
Nine Months Ended December 31, 2014
NextGen Division	$56,544	$28,284	$84,828
RCM Services Division	345	242	587
QSI Dental Division	1,590	677	2,267
Hospital Solutions Division	2,026	2,063	4,089
Consolidated	$60,505	$31,266	$91,771
NextGen Division software, hardware and related sales decreased by $1.5 million primarily due to a $6.7 million, or 11.8%, decrease in software license and hardware sales during the nine months ended December 31, 2015 versus the same period last year, which is the result of lower sales to both new and existing customers and reflects the increasing levels of market saturation for core electronic health record and practice management solutions. The decrease in software license and hardware sales was partially offset by a $5.2 million, or 18.5%, increase in software related subscription services during the nine months ended December 31, 2015 versus the same period last year as a result of the growth in both our interoperability subscriptions and subscriptions related to our NextGen® Patient Portal product offering. The NextGen Division’s software license and hardware revenue accounted for 59.8% of divisional software, hardware and related revenue during the nine months ended December 31, 2015 compared to 66.7% during the prior year period.
The RCM Services Division was not a significant contributor to consolidated software, hardware and related revenue for both the nine months ended December 31, 2015 and 2014 as a result of the nature of the division's product and service offering.
Total software, hardware and related sales for the QSI Dental Division increased 26.1%, or $0.6 million, in the nine months ended December 31, 2015 compared to the same period last year, driven mostly by a 47.1% growth in sales of software related subscription services. The growth in software related subscription services versus the same period last year is primarily due to a shift in customer preference from software licenses to software related subscription services, such as QDW, the Division's cloud-based software solution. QDW is sold primarily as a SaaS solution for which revenue is recognized over an extended period of time rather than upfront.
At the Hospital Solutions Division, total software, hardware and related sales decreased 70.4%, or $2.9 million, to $1.2 million in the nine months ended December 31, 2015 as compared to $4.1 million in the prior year period. This decrease is primarily the result of the Hospital disposition in October 2015 as well as higher volume of sales credits for both software license and hardware sales and software related subscriptions services in the nine months ended December 31, 2015 as compared the prior year period.
Support and Maintenance, RCM, EDI and Professional Services. For the nine months ended December 31, 2015, our consolidated revenue from RCM and related services and EDI and data services increased by 14.9%, and 9.1%, respectively compared to the prior year period. Consolidated revenue from support and maintenance decreased by 0.5% compared to the prior year period as a result of net customer attrition. Professional services revenue decreased by 19.8% compared to the prior year period due to lower demand for related system sales.

The following table summarizes support and maintenance, RCM and related services, EDI and data services and professional services revenue by category on a consolidated and divisional basis for the nine months ended December 31, 2015 and 2014 (in thousands):

	Support and Maintenance	RCM and Related Services	EDI and Data Services	Professional Services
Nine Months Ended December 31, 2015
NextGen Division	$113,957	$—	$56,195	$21,764
RCM Services Division	263	62,630	1,262	2,857
QSI Dental Division	5,925	—	3,895	1,146
Hospital Solutions Division	5,263	—	61	933
Consolidated	$125,408	$62,630	$61,413	$26,700
Nine Months Ended December 31, 2014
NextGen Division	$112,014	$—	$51,862	$28,212
RCM Services Division	430	54,517	596	2,095
QSI Dental Division	6,209	—	3,724	1,180
Hospital Solutions Division	7,332	—	94	1,801
Consolidated	$125,985	$54,517	$56,276	$33,288
Support and maintenance revenue at the NextGen Division for the nine months ended December 31, 2015 increased by 1.7% to $114.0 million from $112.0 million for the prior year period primarily due to additional revenues from both new and existing customers as well as declines in sales credits and related reserves. NextGen Division EDI and data services revenue grew 8.4% to $56.2 million compared to $51.9 million in the prior year period. The growth in NextGen EDI revenue has come from new customers and from further penetration of the division’s existing customer base. Professional services revenue for the NextGen Division, which consists primarily of implementation and training and consulting services, decreased 22.9% to $21.8 million in the nine months ended December 31, 2015 from $28.2 million in the prior year period due to the softening demand for related system sales, as noted above.
For the nine months ended December 31, 2015, RCM and related services revenue increased to $62.6 million compared to $54.5 million in the prior year period. The growth in RCM revenue is primarily attributable to organic growth achieved through cross selling RCM services to existing NextGen Division customers as well as the addition of new customers.
QSI Dental Division support and maintenance revenue for the nine months ended December 31, 2015 decreased by $0.3 million as compared to the prior year period due primarily to a shift in customer preference to subscription-based software services as opposed to software licenses that require support and maintenance. EDI and data services revenue and professional services revenue at the QSI Dental Division remained consistent for the nine months ended December 31, 2015 compared to the prior year period.
For the Hospital Solutions Division, support and maintenance revenue for the nine months ended December 31, 2015 decreased by $2.1 million, or 28.2%, as compared to the prior year period. Professional services revenue decreased by $0.9 million, or 48.2%, as compared to the prior year period due to lower demand for system sales and related implementation, training, and consulting services. The Hospital disposition in October 2015 also partially contributed to the overall decrease in revenue as compared to the prior year period.
Cost of Revenue. Cost of revenue for the nine months ended December 31, 2015 decreased by 0.6% to $166.4 million from $167.3 million in the prior year period and the cost of revenue as a percentage of revenue decreased to 45.6% from 46.2%. The decrease in cost of revenue as a percentage of revenue reflects a $2.8 million decrease in amortization of capitalized software costs as compared to the prior year period due to certain software products becoming fully amortized.

The following table details revenue and cost of revenue on a consolidated and divisional basis for the nine months ended December 31, 2015 and 2014 (in thousands):

	Nine Months Ended December 31,
	2015	%	2014	%
NextGen Division
Revenue	$275,282	100.0%	$276,914	100.0%
Cost of revenue	98,866	35.9%	95,459	34.5%
Gross profit	$176,416	64.1%	$181,455	65.5%
RCM Services Division
Revenue	$67,989	100.0%	$58,226	100.0%
Cost of revenue	45,630	67.1%	41,633	71.5%
Gross profit	$22,359	32.9%	$16,593	28.5%
QSI Dental Division
Revenue	$13,825	100.0%	$13,379	100.0%
Cost of revenue	6,825	49.4%	6,818	51.0%
Gross profit	$7,000	50.6%	$6,561	49.0%
Hospital Solutions Division
Revenue	$7,469	100.0%	$13,318	100.0%
Cost of revenue	4,901	65.6%	10,723	80.5%
Gross profit	$2,568	34.4%	$2,595	19.5%
Unallocated cost of revenue	$10,138	N/A	$12,690	N/A
Consolidated
Revenue	$364,565	100.0%	$361,837	100.0%
Cost of revenue	166,360	45.6%	167,323	46.2%
Gross profit	$198,205	54.4%	$194,514	53.8%
Gross profit margin for the NextGen Division decreased to 64.1% for the nine months ended December 31, 2015 compared to 65.5% for the prior year period primarily due to a decrease in high-margin software license sales. Gross profit margin for the RCM Services Division increased to 32.9% as compared to 28.5% for the prior year period primarily due to improved management of headcount and related costs. The gross profit margin for the Hospital Solutions Division of 34.4% for the nine months ended December 31, 2015 benefited from a significant decline in cost of revenue due mostly to lower payroll and related benefits costs, in connection with reductions in headcount and the Hospital disposition in October 2015.
The following table details the individual components of cost of revenue and gross profit as a percentage of total revenue on a consolidated and divisional basis for the nine months ended December 31, 2015 and 2014:

	Software License and Hardware	Software Related Subscription Services	Support and Maintenance	RCM and Related Services	EDI and Data Services	Professional Services	Total Cost of Revenue	Gross Profit
Nine Months Ended December 31, 2015
NextGen Division	3.4%	6.0%	6.6%	0.0%	12.3%	7.6%	35.9%	64.1%
RCM Services Division	0.0%	0.0%	0.1%	64.1%	1.5%	1.4%	67.1%	32.9%
QSI Dental Division	4.1%	1.9%	14.5%	0.0%	17.8%	11.1%	49.4%	50.6%
Hospital Solutions Division	2.7%	8.3%	48.8%	0.0%	0.3%	5.5%	65.6%	34.4%
Consolidated	5.5%	4.8%	6.5%	12.0%	10.2%	6.6%	45.6%	54.4%
Nine Months Ended December 31, 2014
NextGen Division	3.2%	5.0%	5.0%	0.0%	11.9%	9.4%	34.5%	65.5%
RCM Services Division	0.0%	0.0%	0.2%	69.0%	0.9%	1.4%	71.5%	28.5%
QSI Dental Division	4.9%	2.2%	14.9%	0.0%	17.8%	11.2%	51.0%	49.0%
Hospital Solutions Division	0.2%	6.8%	38.9%	0.0%	0.4%	34.2%	80.5%	19.5%
Consolidated	6.2%	4.2%	5.8%	11.1%	9.9%	9.0%	46.2%	53.8%
During the nine months ended December 31, 2015, cost of software license and hardware decreased to 5.5% of revenue compared to 6.2% for the prior year period, which is mainly the result of the full amortization of certain software products, leading to a decrease in related amortization of capitalized software costs. The decline in cost of software license and hardware was offset by a increases in cost of software related subscription services and support and maintenance, which increased to

4.8% and 6.5%, respectively, for the nine months ended December 31, 2015 as compared to 4.2% and 5.8%, respectively, for the prior year period, attributable to headcount growth and higher related payroll and benefits expense associated with delivering our products and services at the NextGen Division.
Cost of RCM and related services increased to 12.0% of total revenue and cost of EDI and data services increased to 10.2% of total revenue for the nine months ended December 31, 2015 as compared to 11.1% and 9.9%, respectively, for the prior year period. The increase in such costs as a percentage of total revenue is attributed to RCM and related services revenue and EDI and data services revenue each comprising a larger proportion of total revenues in comparison to the prior year period.
For the Hospital Solutions Division, gross profit as a percentage of total revenue increased significantly to 34.4% for the nine months ended December 31, 2015 from 19.5% for the prior year period primarily attributed to a significant decline in cost of professional services, which decreased to 5.5% of revenue during the nine months ended December 31, 2015 compared to 34.2% for the prior year period, due to lower headcount and improved cost and utilization management. The NextGen Division also experienced a decline in cost of professional services to 7.6% of revenue during the nine months ended December 31, 2015 compared to 9.4% for the prior year period also due to lower headcount and improved cost and utilization management. The absolute level of professional services costs decreased by $8.8 million, of which $4.8 million of the decrease is related to the NextGen Division and $4.1 million relates to the Hospital Solutions Division.
As a result of the foregoing events and activities, our gross profit percentage increased to 54.4% for the nine months ended December 31, 2015 versus 53.8% for the same prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2015 decreased 0.8% to $116.0 million as compared to $116.9 million for the prior year period. The decrease in selling, general and administrative expenses consists primarily of:

•	$3.1 million decrease in legal expense related mostly lower shareholder litigation defense costs;

•	$1.6 million decrease in sales commission expense related to the recent decline in new system sales;

•	$1.3 million decrease in consulting and outside services costs;

•	$0.9 million decrease in equipment and depreciation expense;

•	$0.8 million decrease in facilities costs as the prior year period included certain lease termination fees; and

•	$0.3 million net decrease in other selling and administrative expenses, offset by

•	$3.2 million increase in acquisition related costs;

•
$2.1 million increase in bad debt expense because the prior year period included a net bad debt benefit (i.e., a credit) to earnings, related to aggressive working capital management in that period; and

•	$1.8 million loss (including related incremental direct costs) on the Hospital disposition.
Share-based compensation expense was approximately $1.7 million and $2.1 million for the nine months ended December 31, 2015 and 2014, respectively, and is included in the aforementioned amounts. Selling, general and administrative expenses as a percentage of revenue decreased from 32.3% in the nine months ended December 31, 2014 to 31.8% in the nine months ended December 31, 2015.
Research and Development Costs. Research and development costs for the nine months ended December 31, 2015 and 2014 were $49.6 million and $51.6 million, respectively. Research and development costs as a percentage of revenue decreased to 13.6% in the nine months ended December 31, 2015 from 14.3% for the prior year period. The decrease in research and development expenses is primarily due to higher rates of capitalization of software costs related to the development of enhancements to our ambulatory software products.
The capitalization of software development costs results in a reduction to reported research and development costs. For the nine months ended December 31, 2015 and 2014, our additions to capitalized software were $11.6 million and $9.5 million, respectively. For the nine months ended December 31, 2015 and 2014, total gross research and development expenditures including both amounts expensed and capitalized was $61.2 million and $61.1 million, respectively.
Amortization of Acquired Intangible Assets. Amortization included in operating expenses related to acquired intangible assets decreased to $2.7 million for the nine months ended December 31, 2015 from $2.8 million in the prior year period.
Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 2015 and 2014 was $8.2 million and $6.7 million, respectively. The effective tax rate was 27.3% and 28.6% for the nine months ended December 31, 2015 and 2014, respectively. The effective rate for the nine months ended December 31, 2015 decreased as compared to the prior year period primarily due to a favorable impact of the qualifying production activity deduction in the nine months ended December 31, 2015.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the nine months ended December 31, 2015 and 2014 (in thousands):

	Nine Months Ended December 31,
	2015	2014
Cash and cash equivalents and marketable securities	$104,813	$124,822
Net increase (decrease) in cash and cash equivalents and marketable securities	$(25,772)	$11,021
Net income	$21,979	$16,589
Net cash provided by operating activities	$27,292	$58,706
Number of days of sales outstanding (1)	72	78
_________________________
(1) Days sales outstanding is equal to accounts receivable divided by average daily revenue.
Cash Flows from Operating Activities
The following table summarizes our consolidated statements of cash flows for the nine months ended December 31, 2015 and 2014 (in thousands):

	Nine Months Ended December 31,
	2015	2014
Net income	$21,979	$16,589
Non-cash expenses	27,426	26,577
Cash from net income (as adjusted)	49,405	43,166
Change in accounts receivable	11,313	8,779
Change in other assets and liabilities	(33,426)	6,761
Net cash provided by operating activities	$27,292	$58,706
For the nine months ended December 31, 2015, cash provided by operating activities declined by $31.4 million to $27.3 million from $58.7 million for the prior year period, which was caused by a $40.2 million decline attributed to changes in other assets and liabilities, partially offset by an increase of $5.4 million in cash flows due to higher net income in the current year. The reduction in cash flows due to changes in other assets and liabilities for the nine months ended December 31, 2015 is mostly attributed to payments of accrued bonuses related to the fiscal 2015 incentive compensation plans, payments of income taxes during the period, a decline in professional services deferred revenue due to the softening demand for related system sales, as previously noted, and a decline in support and maintenance deferred revenue due to the timing of invoicing as compared to the rendering of such services. Although net cash provided by operating activities for the nine months ended December 31, 2015 declined as compared to the prior year period, cash provided by operating activities has historically been, and is expected to continue to be, our primary source of cash, driven by our net income and working capital management.
A key component of working capital management involves the collection of accounts receivable. Changes in accounts receivable provided $11.3 million and $8.8 million in net cash from operating activities for the nine months ended December 31, 2015 and 2014, respectively. Further, the effectiveness of working capital management can be measured by days sales outstanding (“DSO”) of accounts receivable. DSO decreased to 72 days during the nine months ended December 31, 2015, as compared to 78 days during the prior year period, reflecting continued improvement of our accounts receivable management.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended December 31, 2015 and 2014 was approximately $22.2 million and $15.6 million, respectively. The $6.6 million increase in net cash used in investing activities is primarily due to a $2.1 million increase in additions to capitalized software costs, $4.5 million increase in cash used for additions to equipment and improvements, and $5.0 million decrease in proceeds from sales and maturities of marketable securities, offset by a $5.0 million decrease in purchases of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended December 31, 2015 and 2014 was $31.4 million and $32.6 million, respectively. During the nine months ended December 31, 2015, we paid $32.1 million in dividends to shareholders, the impact of which was offset by proceeds of $0.7 million from the issuance of shares under employee plans. In comparison, during the prior year period, we also paid $32.1 million in dividends to shareholders and $0.7 million in contingent consideration related to prior acquisitions.
Cash and Cash Equivalents and Marketable Securities
At December 31, 2015, our combined cash and cash equivalents and marketable securities balance of $104.8 million reflects a decrease of $25.8 million from the comparable balance as of March 31, 2015. This decrease principally reflects: a) significant cash payments made in the current fiscal year related to fiscal 2015 accruals for incentive compensation plans and income taxes owing from such year; b) increases in cash used for investing activities, including additions to capitalized software costs and equipment and improvements; and c) the distribution of significant dividend payments, the aggregate amount of which exceeded our cash flow provided by operating activities.
We intend to expend some of our available funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. Such expenditures will be funded from cash on hand and cash flows from operations.
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
On January 4, 2016, we entered into a $250.0 million revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. The initial draw down on the Credit Agreement was approximately $173.5 million. Also on January 4, 2016, we completed our acquisition of HealthFusion Holdings, Inc. ("HealthFusion") pursuant to the Agreement and Plan of Merger dated October 30, 2015, which is part of our strategy to expand the HealthFusion client base and cloud-based solution capabilities in the ambulatory market. This acquisition was funded by our initial draw down of the Credit Agreement, a portion of which has been subsequently repaid from our cash on hand. We may continue to use a portion of our funds in connection with future acquisitions or other similar business activities, although the specific timing and amount of funds to be used is not currently determinable.
Our future practice concerning the payment of dividends is uncertain. The Credit Agreement contains restrictions on our ability to declare and pay dividends subsequent to the previously declared January 4, 2016 dividend payment, and management does not expect to pay additional dividends for at least the next twelve months. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, the Credit Agreement, operating cash flows, financial condition, operating results, and sufficiency of funds based on our current and anticipated cash needs and capital requirements.
Management believes that its cash, cash equivalents and marketable securities on hand at December 31, 2015, together with its cash flows from operations and liquidity provided by the Credit Agreement, will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months.
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2016 (remaining three months)	2017	2018	2019	2020	2021 and beyond
Operating lease obligations	$59,968	$1,687	$7,954	$8,529	$7,516	$6,540	$27,742
Contingent consideration and other acquisition related liabilities (excluding share-based payments)	$900	200	$700	$—	—	—	—
Total	$60,868	$1,887	$8,654	$8,529	$7,516	$6,540	$27,742
The deferred compensation liability as of December 31, 2015 was $6.7 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.
The uncertain tax position liability as of December 31, 2015 was $3.8 million, which is not included in the table above as the timing of expected payments is not determinable.
Subsequent to December 31, 2015, we entered into the Credit Agreement, which matures on January 4, 2021 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. Contractual obligations related to the Credit Agreement are not reflected in the table above.

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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of December 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2015, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against the plaintiff, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. On June 26, 2015, we filed a motion for summary judgment, which the court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, the plaintiff filed an application for reconsideration of the Court’s summary judgment order, which the court denied. On October 28, 2015, the plaintiff filed a motion for summary judgment, seeking to dismiss our cross-complaint. The hearing on the plaintiff's motion for summary judgment is set for February 18, 2016. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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
Our new credit agreement contains restrictive and financial covenants that may limit our operational flexibility. If we fail to meet our obligations under the credit agreement, our operations may be interrupted and our business and financial results could be adversely affected. In order to fund our acquisition of HealthFusion, on January 4, 2016, we entered into a revolving credit agreement with various lenders, secured by substantially all of our and our material domestic subsidiaries’ existing and future property. The credit agreement includes certain customary covenants that impose restrictions on our business and financing activities that could limit our operations or flexibility to take certain actions. The credit agreement also contains certain customary affirmative covenants requiring us to maintain specified levels of financial performance. Our ability to comply with these covenants may be affected by events that could be beyond our control. A breach of these covenants could result in an event of default under the credit agreement which, if not cured or waived, could result in the indebtedness becoming immediately due and payable, which in turn could result in material adverse consequences that negatively impact our business, the market price for our common stock, and our ability to obtain financing in the future.
We may not be successful in integrating and operating our HealthFusion acquisition, and in implementing our post-acquisition business strategy. Potential shifts in product focus that may occur as a result of the acquisition may lead to an impairment of previously capitalized development work. We acquired HealthFusion on January 4, 2016. As a result of the acquisition, we will need to devote significant management attention and resources to integrating HealthFusion’s business and product platform into our business, and we may experience problems associated with the acquired company and its personnel, processes, product, technology, and other matters. There is no assurance that we will be able to successfully integrate the HealthFusion business or realize synergies and benefits from the transaction. Furthermore, the acquisition is anticipated to substantially alter our business strategy, increasing our focus on efforts to expand our client base and cloud-based solution capabilities in the ambulatory market. We continue to evaluate the impact of HealthFusion’s existing cloud-based product on our ongoing efforts to develop and release our NextGen Now cloud-based platform. Our assessment may lead us to determine that the HealthFusion product, which is already a production-ready and sellable solution, may represent a more prudent investment in our technical future than continuing with the NextGen Now development plans. If we decide to abandon further development of the previously capitalized NextGen Now platform or certain components thereof, a material impairment of the asset may result. If we are unable to successfully integrate HealthFusion and implement post-acquisition revisions to our business strategy and product focus, our business, financial condition, and results of operations may suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Filed Herewith

10.1
Credit Agreement, dated as of January 4, 2016, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents
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

QUALITY SYSTEMS, INC.
Date:	January 28, 2016	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date:	January 28, 2016	By:	/s/ John K. Stumpf
John K. Stumpf
Interim Chief Financial Officer (Principal Accounting Officer)