Form 10-K
period 2016-03-31
QUALITY SYSTEMS, INC
filed 2016-05-25
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-12537
QUALITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2888568 (IRS Employer Identification No.)

18111 Von Karman Avenue, Suite 800, Irvine, California (Address of principal executive offices)	92612 (Zip Code)
(949) 255-2600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NASDAQ Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2015: $630,174,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $12.48 per share).*
The Registrant has no non-voting common equity.
The number of outstanding shares of the Registrant’s common stock as of May 18, 2016 was 60,979,997 shares.

*     For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement related to the 2016 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2016 are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

QUALITY SYSTEMS, INC.

2016 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT
This Annual Report on Form 10-K (this "Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risks factors discussed in “Item 1A. Risk Factors” of this Report, as well as in our other public disclosures and filings with the Securities and Exchange Commission (“SEC”). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report. Each of the terms “we,” “us,” “our” or the “Company” as used throughout this Report refers collectively to Quality Systems, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.

PART I

ITEM 1. BUSINESS
Company Overview
Quality Systems, Inc., primarily through its NextGen Healthcare subsidiary, provides technology-based solutions and services to the ambulatory care market in the United States. Our solutions provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. We help promote healthy communities by empowering physician practice success and enriching the patient care experience while lowering the cost of healthcare.
We primarily derive revenue by developing and marketing software and services that automate certain aspects of practice management (“PM”) and electronic health records (“EHR”) for medical and dental practices. Our software can be licensed on a perpetual, on-premise basis, hosted in a private cloud or, in certain instances, as a software-as-a-service (“SaaS”) solution. We market and sell our solutions through a dedicated sales force and to a much lesser extent, through resellers. Our clients include single and small practice physicians, networks of practices such as physician hospital organizations (“PHOs”), management service organizations (“MSOs”), accountable care organizations (“ACOs”), ambulatory care centers, community health centers and medical and dental schools. We also provide implementation, training, support and maintenance for software and complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”).
We have a history of developing new and enhanced technologies. Over the course of a number of years, we have also made strategic acquisitions to complement and enhance our product portfolio in the ambulatory care, RCM, and hospital markets. In October 2015, we divested our Hospital Solutions Division. In January 2016, we acquired HealthFusion Holdings, Inc. ("HealthFusion").
Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612. Our website is located at www.Nextgen.com. We operate on a fiscal year ending on March 31.
Our Strategy
As a healthcare information technology and services company, we plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities as we guide our clients from fee-for-service to fee-for-value payer reimbursement models. With approximately 90,000 providers using our solutions, we are enabling care and believe we can truly transform the delivery of care through the following strategic priorities:

•
Focus on the ambulatory client segment. In October 2015, we sold our Hospital Solutions Division to focus on our core ambulatory clients. Further, a recent operational reorganization better allows us to serve the needs of our ambulatory clients through a simpler, more nimble, and focused organization. We believe it is essential to protect, build and sell new capabilities within our ambulatory platform. We are focused on our core by increasing quality and the serviceability of our solutions. We intend to continue to enhance the capabilities of our NextGen Ambulatory flagship product.

•
Cloud transition. Through our acquisition of HealthFusion in January 2016, we acquired a highly scalable, pure cloud-based and mobile-enabled platform that operates under the tradename MediTouch®. We intend to expand the capability of this platform to serve the requirements of larger ambulatory practices. When combined with our Mirth-branded products, we can offer our clients a full suite of cloud-based solutions that better enable our clients to focus on care delivery.

•
Solutions selling. We believe there is significant opportunity to extend the solutions we offer existing and new clients through value added services such as RCM, EDI, interoperability solutions and professional services. This will evolve our relationships from being a seller of products and services to delivering a consistent solution suite and experience for our clients.

•
Population health software and services. We are migrating into applications, analytics and services that we believe will enable our clients to be successful in managing the health of patient populations. We are establishing strong development partners within our core client base, participating in shared-risk contracts, and working together to determine population health solutions.

•
More effective use of capital. From cessation of the dividend, leveraging our balance sheet for future opportunities, to managing our cost structure, we are transforming our capital strategy. Our recent reorganization was formulated to result in a more efficient, integrated and streamlined organization.

Business Organization
Our business divisions consist of the NextGen Division, the RCM Services Division, the QSI Dental Division, and the former Hospital Solutions Division that was divested in October 2015. Our divisions share the resources of our “corporate office,” which includes a variety of accounting, finance and other administrative functions.
NextGen Division

•
The NextGen Division provides integrated clinical, financial and connectivity solutions for ambulatory and dental provider organizations. The NextGen Division's major product categories include the NextGen® Ambulatory product suite, interoperability solutions, and cloud-based health care information technology (“HCIT”) software, including MediTouch®.

RCM Services Division

•
The RCM Services Division delivers revenue cycle management optimization services enabled by technology, and its service offerings include billing and collections, claims submissions and reconciliation, electronic remittance and payment posting, accounts receivable management, patient client service, advance analytics, charge entry and capture, enrollment credentialing, and software setup, hosting, and support. Our technology-based solutions are designed to optimize clients' revenue cycle costs and process efficiency, and improve clients’ cash flow (typically measured by the number of days that their accounts receivable remain uncollected).

QSI Dental Division

•
The QSI Dental Division focuses on developing, marketing and supporting software suites sold to dental group organizations located throughout the United States. The QSI Dental Division sells licenses to its legacy products as existing clients expand their operations and also sells its practice management and clinical software solutions to new and existing clients primarily as a cloud-based SaaS platform known as QSIDental Web®.

Hospital Solutions Division

•
The Hospital Solutions Division provided integrated and modular clinical, financial, connectivity and related solutions for small rural, community and specialty hospitals. In October 2015, as part of our strategy to focus on our core ambulatory clients, we divested the Hospital Solutions Division.

The following table breaks down our reported segment revenue and segment revenue growth (decline) by division for the fiscal years ended March 31, 2016, 2015 and 2014. Additional information regarding our operating segment data is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15, “Operating Segment Information” of our notes to consolidated financial statements included elsewhere in this Report.

	Segment Revenue Breakdown Fiscal Year Ended March 31,			Segment Revenue Growth (Decline) Fiscal Year Ended March 31,
	2016	2015	2014	2016	2015	2014
NextGen Division	$375,801	$373,765	$341,120	0.5%	9.6%	(0.9)%
RCM Services Division	89,831	80,005	68,093	12.3%	17.5%	5.6%
QSI Dental Division	19,376	18,451	19,840	5.0%	(7.0)%	(0.8)%
Hospital Solutions Division	7,469	18,004	15,614	(58.5)%	15.3%	(50.3)%
Consolidated	$492,477	$490,225	$444,667	0.5%	10.2%	(3.4)%

A growing number of our clients are simultaneously utilizing software or services from more than one of our divisions. To enhance our ability to cross sell products and services, we are further integrating our products and services to provide a more robust and comprehensive platform.
We continue to evaluate the organizational structure of our company with the objective of achieving greater synergies and further integration of our products and services, in support of our business strategies. In fiscal 2016, we initiated a three-phase plan to better position our organization for future success. In the first phase, we redesigned the organization to more effectively support the execution of our strategy. We also transformed our management team with the appointment of a new chief executive officer, chief financial officer, chief technology officer, and chief client officer. This first phase was completed in April 2016, when we announced a corporate reorganization to enable a more efficient, integrated and client-centered delivery of the holistic solutions that we believe is required by our ambulatory care clients. The reorganization includes merging our business units into a single, streamlined, functional-based organization structure.
We are now beginning phase two of the plan, which includes building and enhancing the capabilities that will drive future revenue growth. The third phase of the plan will consist of developing the services and solutions to accelerate revenue growth.
Our future reportable segments may change as a result of changes to the organization of our business.
Industry Background and Market Opportunity
We believe there are significant opportunities and challenges in the ambulatory healthcare market due to changes in regulations and requirements that have occurred over the past several years. We have seen Health Information Technology for Economic and Clinical Health portion of the American Recovery and Reinvestment Act of 2009 ("HITECH Act") drive the adoption of EHRs, the Patient Protection and Affordable Care Act in 2010 (“ACA”) drive fundamental changes to the health insurance industry, and most recently, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) is driving value-based payment reform. We believe MACRA may be the most important of the three regulations for our market because it permanently changes how ambulatory healthcare providers are reimbursed by Medicare. It offers certainty and a timeline for the market’s move away from volume-based, fee-for-service models to value-based payment models that reward the delivery of lower cost, high quality care. Because of the scope and complexity of the changes in the 962-page proposed rule, we are focused on educating our clients and the market about these changes and ensuring that we are providing the solutions needed to thrive under the new payment systems established by MACRA.
HCIT solutions have become the catalyst for propelling healthcare into this outcomes-based era and many of our clients are paving the way. As part of the healthcare transformation that is taking place, providers will be held accountable for proactively managing the health of entire patient populations and delivering higher quality care at lower costs. As such, healthcare organizations are likely to invest in healthcare technology and technology-enabled services that will help identify patient risk, engage patients, coordinate care, and determine when intervention is needed to improve clinical and financial outcomes. We are well positioned to provide the solutions providers need to reach these goals. Additionally, we believe there will be an increasing demand for revenue cycle management services that are aligned and integrated with clinical technology solutions. This is another positive development for us since our RCM Services Division provides revenue cycle solutions that are integrated with, and optimize, our technologies for better results. Through our Mirth products, we provide our clients with the ability to securely share data, or interoperability, is also essential to transform the healthcare delivery system into one that provides better care, smarter spending, and healthier people.
Today, our company and our clients are leaders in driving healthcare transformation. As healthcare continues to change, our focus is to help our clients adapt, thrive, and deliver the best patient care possible.
Products and Services
Software and Subscriptions
NextGen® Ambulatory Electronic Health Records (NextGen® Ambulatory EHR). Our EHR version 5.8 offering is ONC 2014 Edition certified as a complete EHR. It stores and maintains clinical patient information and offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders and reporting and data analysis tools. Its configurable clinical content supports all of the required critical quality measures (“CQMs”) in Quality Reporting Document Architecture (“QRDA”) format.
NextGen® Ambulatory Practice Management Systems (NextGen® PM). Our PM offering is a seamlessly integrated, scalable, multi-module solution that includes a master patient index, enterprise-wide appointment scheduling with referral tracking, and clinical support. NextGen® PM is a highly configurable, cost-effective, and proven solution that enables the management of both single and multi-practice settings. It is designed to drive efficiency, increase revenue, and speed cash flow through greater practice control. It has achieved full accreditation with the Practice Management Systems Accreditation Program (“PMSAP”) from the Electronic Healthcare Network Accreditation Commission (“EHNAC”).
NextGen MediTouch®. MediTouch® is a cloud-based EHR and PM solution for physicians, and medical billing services. The product expands our offering to the ambulatory client base and enhances our cloud-based technology platform for the needs of smaller and growing practices. It will also facilitate providing a broad mix of additional NextGen Division solutions to the HealthFusion client base.

NextGen® Interoperability Solutions. NextGen® interoperability, powered by Mirth technology, enables patient data from disparate systems to be easily and securely shared, aggregated, and put to work, regardless of EHR, PM, or other HCIT platform or location. Providers have simple access to aggregated, actionable data to better treat patients using a complete longitudinal medical record, manage transitions of care, coordinate care plans, and manage chronic conditions. NextGen® interoperability solutions facilitate improved clinical and financial outcomes across organizations. Interoperability product offerings available include Mirth Connect, Mirth Results, Mirth Match, Mirth Mail, Mirth Appliance, and Mirth Care Enterprise.
NextGen® Share. This interoperability solution, developed using Mirth technology, helps providers safely and securely send and manage referrals, and accurately exchange clinical content, all without leaving their NextGen® Ambulatory EHR application. It allows easy, secure exchange of data with third-party providers, payers, and organizations.
NextGen® HIE. This vendor-agnostic health information exchange (“HIE”) is a Mirth solution. It facilitates cross-enterprise data sharing, enabling individual physician practices in a given community to selectively share critical data, such as demographics, referrals, medications lists, allergies, diagnoses, lab results, histories and more.
NextGen® Patient Portal. NextGen® Patient Portal drives patient engagement and satisfaction with easy, intuitive, 24x7 access to payments, scheduling, personal health information, and communication. It facilitates and simplifies comprehensive information exchange, offering anytime, anywhere access from PCs, tablets, and smart phones.
QSIDental Web® (“QDW”). QDW, our cloud-based, SaaS practice management and clinical software solution, is marketed primarily to the multi-location dental group practice market in which the QSI Dental Division remains a dominant player. QDW is at the forefront of web-enabled dental applications and cloud computing and represents a significant growth opportunity for us to sell to our existing client base and new clients.
NextGen® Electronic Dental Record ("EDR").  NextGen® EDR is our most fully integrated dental solution available, combining setup and user functions, while integrating alerts and communication with our ambulatory PM, and serves as a single database for reporting across EHR and EDR records. Our patient records management shared by dentists and physicians increase productivity and safety while reducing costs. Integration with our NextGen® ambulatory solutions provides a comprehensive community solution for federally qualified health centers (“FQHCs”), community health centers (“CHCs”), corrections, and tribal health practices.
Services
NextGen® Revenue Cycle Management Services (NextGen® RCM Services). Our RCM services partners with private ambulatory and hospital-based physicians and groups to implement the NextGen® product suite using best practices and enables clients to tailor scalable RCM services that help them streamline workflow, identify and fix revenue leaks, increase cash flow, and optimize revenue. RCM services include Billing and collections, Electronic claims submission and denials management, Electronic remittance and payment posting and Accounts receivable follow-up. Our dedicated account management model helps make our RCM offering “1st in KLAS” in the KLAS 2014 Ambulatory RCM Services Report, their most current report.
NextGen® EDI and NextGen® Clearinghouse Solutions. NextGen® EDI provides direct interfaces between our products and external third party systems, as well as transaction-based services. They help automate paper-based or telephony-intensive manual communications between patients and/or providers and/or payers. They also help check insurance benefits and identify patient financial responsibility. Our full-service electronic claims clearinghouse solutions help reduce claim denials through personalized claims processing and electronic remittance advice tools. This helps providers improve claims efficiency, get paid faster, and manage the full claims life cycle at favorable costs.
NextGen® Managed Cloud Services. These new, scalable, cloud hosting services reduce the burden of information technology ("IT"). They speed implementations, simplify upgrades, cut technology costs significantly, offer the latest technology, and provide 24/7 monitoring and support by an expanded team of technical experts. Clients can benefit from cloud access to a secure, hosted IT infrastructure and regardless of size, can scale and enjoy the advantages of a cloud-based environment for its EHR and PM systems, enabling them to focus more on care and the practice, not on IT.
NextGen® Consulting Services. This offering delivers specialized knowledge and consultative services for providers and organizations to help them meet the demands of an increasingly complex healthcare delivery system. It is staffed by expert physicians as well as business and technology professionals with decades of expertise.
Professional Services
We offer a variety of professional services to our clients. Such services include training, project management, functional and detailed specification preparation, configuration, testing, and installation services. We generally charge for professional services on a time and materials basis, but we also charge on a fixed fee basis for projects with milestone payments utilizing mutually agreed upon functional and detailed specifications. We offer NextGen® “E-learning”, an on-line learning subscription service, which allows end-users to self-manage their learning. Our consulting services, which include physician, professional, and technical consulting, assist clients with optimizing their staffing and software solutions, enhancing financial and clinical outcomes, achieving regulatory requirements in the drive to value-based care, to meet the evolving requirements of healthcare reform.

Client Service and Support
Our technical services staff provide support for the dependable and timely resolution of technical inquiries from clients. Such inquiries are made via telephone, email and the Internet. We offer several levels of support, with the most comprehensive service covering 24 hours a day, seven days a week. The charge for support and maintenance varies, depending upon the related level of service and other factors, including the related software license fee. As a result of our large installed user base, our support and maintenance revenues represent a significant portion of our total revenue. By remaining current on support and maintenance fees, clients also receive access to future unspecified versions of the software, on a when-available basis, as part of support services.
To further improve and simplify our client’s Client Service and Support experience, we recently implemented an Online Client Success Community that allows clients to access support, knowledge articles and documentation, and interact with peers one-on-one, all in one portal.
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
We rely on software that we license from third parties for certain components of our products and services. These components enhance our products and services and help meet evolving client needs. The failure to license any necessary technology, or to maintain our existing licenses, could result in reduced functionality of or reduced demand for our products.
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
Competition
The markets for healthcare information systems and services are intensely competitive. The industry is highly fragmented and includes numerous competitors. Our principal existing competitors in the healthcare information systems and services market include: Allscripts Healthcare Solutions, Inc., athenahealth, Inc., Cerner Corporation, eClinicalWorks, Epic Systems Corporation, GE Healthcare, Greenway Health, LLC, Healthcare Management Systems, Inc. (HMS), McKesson Corporation, Medical Information Technology, Inc. (MEDITECH), Practice Fusion, and other competitors.
The practice management, interoperability and connectivity markets, in particular, are subject to rapid changes in technology, and we expect that competition in these market segments could increase as new competitors enter the market. We believe our principal competitive advantages are the features and capabilities of our products and services, our high level of client support, and our extensive experience in the industry.
The RCM market is also intensely competitive as other healthcare information systems companies, such as athenahealth, Inc., GE Healthcare, McKesson Corporation, and Allscripts Healthcare Solutions, Inc., are also in the market of selling both PM and EHR software and medical billing, collection and claims services.
Research and Development
The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance and improve our systems. During fiscal years 2016, 2015 and 2014, we expended approximately $80.3 million, $83.8 million and $62.3 million, respectively, on research and development activities, including capitalized software costs of $14.7 million, $14.6 million and $20.8 million, respectively. The majority of such expenditures are currently targeted on the NextGen Division products lines. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.
Sales and Marketing
We sell and market our products primarily through a direct sales force and to a lesser extent, through a reseller channel. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2016, 2015 and 2014.
Our direct sales force typically makes presentations to potential clients by demonstrating the system and our capabilities on the prospective client’s premises. Sales efforts aimed at smaller practices can be performed on the prospective clients’ premises, or remotely via telephone or Internet-based presentations. Both the direct and reseller channel sales force are concentrating on more multi-product sales opportunities.
Our sales and marketing employees identify prospective clients through a variety of means, including referrals from existing clients, industry consultants, contacts at professional society meetings, trade shows and web-based seminars, trade journal advertising, online advertising, public relations and social media campaigns, direct mail and email campaigns, and telemarketing. Resources have shifted more heavily to Web-based marketing to take advantage of buyers that now tend to do more Web research before contacting a vendor and other benefits of online marketing. In addition, we also focus on thought leadership and content marketing to highlight our industry knowledge, expertise and the successes of our client base.
Our sales cycle can vary significantly and typically ranges from six to twenty-four months from initial contact to contract execution. Software licenses are normally delivered to a client almost immediately upon receipt of an order. Implementation and training services are normally rendered based on a mutually agreed upon timetable. As part of the fees paid by our clients, we normally receive up-front licensing fees. Clients have the option to purchase hosting and maintenance services which, if purchased, are invoiced on a monthly, quarterly or annual basis.
We continue to concentrate our direct sales and marketing efforts on single and small practice physicians, medical and dental practices, networks of such practices including independent practice associations ("IPAs") and physician hospital organizations ("PHOs"), professional schools, community health centers and other ambulatory care settings. IPAs, PHOs and similar networks to which we have sold systems provide use of our software to those group and single physician practices associated with the organization or hospital on either a service basis or by directing us to contract with those practices for the sale of stand-alone systems.
We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during the fiscal years ended March 31, 2016, 2015 and 2014. Substantially all of our clients are located in the United States.
Employees
As of March 31, 2016, we employed approximately 2,987 individuals, of which 2,967 were full-time employees. Approximately 443 of our employees were located in Bangalore, India with primary focus on software development activities. Aside from our Bangalore facility, substantially all of our employees and operations are based in the United States.
We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical personnel as well as other employees. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.
Available Information
Our principal websites are www.qsii.com and www.Nextgen.com. We make our periodic and current reports, together with amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. You may access such filings under the “Investor Relations” button on our website. Members of the public may also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains the reports, proxy statements and other information that we file electronically with the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Report or any other report or information we file with the SEC.

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
Risks Related to Our Business
We face significant, evolving competition which, if we fail to properly address, could adversely affect our business, results of operations, financial condition and price of our stock. The markets for healthcare information systems are intensely competitive, and we face significant competition from a number of different sources. Several of our competitors have substantially greater name recognition and financial, technical, product development and marketing resources than we do. There has been significant merger and acquisition activity among a number of our competitors in recent years. Some of our larger competitors, who have greater scale than we do, have and may continue to become more active in our markets both through internal development and acquisitions. Transaction induced pressures, or other related factors may result in price erosion or other negative market dynamics that could adversely affect our business, results of operations, financial condition and price of our stock.
We compete in all of our markets with other major healthcare related companies, information management companies, systems integrators and other software developers. Competition in our markets occurs on the basis of several factors, including price, innovation, client service, product quality and reliability, scope of services, industry acceptance, and others. Competitive pressures and other factors, such as new product introductions by us or our competitors, may result in price or market share erosion that could adversely affect our business, results of operations and financial condition. Also, there can be no assurance that our applications will achieve broad market acceptance or will successfully compete with other available software products. If we fail to distinguish our offerings from other options available to healthcare providers, the demand for and market share of our offerings may decrease.
Saturation or consolidation in the healthcare industry could result in the loss of existing clients, a reduction in our potential client base and downward pressure on the prices for our products and services. As the healthcare information systems market evolves, saturation of this market with our products or our competitors' products could limit our revenues and opportunities for growth. There has also been increasing consolidation amongst healthcare industry participants in recent years, creating integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, the number of market participants decreases and competition to provide products and services like ours will become more intense. The importance of establishing relationships with key industry participants will become greater and our inability to make initial sales of our systems to, or maintain relationships with, newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems could adversely affect our business, results of operations and financial condition. These consolidated industry participants may also try to use their increased market power to negotiate price reductions for our products and services. If we were forced to reduce our prices, our business would become less profitable unless we were able to achieve corresponding reductions in our expenses.
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
Our relationships with strategic partners may fail to benefit us as expected. We face risk and/or the possibility of claims from activities related to strategic partners, which could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business. We rely on third parties to provide services for our business. For example, we use national clearinghouses in the processing of some insurance claims and we outsource some of our hardware services and the printing and delivery of patient statements for our clients. These third parties could raise their prices and/or be acquired by our competitors, which could potentially create short and long-term disruptions to our business, negatively impacting our revenue, profit and/or stock price. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenue. Due to these third party relationships, we could be subject to claims as a result of the activities, products, or services of these third party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business. In addition, our strategic partners may compete with us in some or all of the markets in which we operate.
We have acquired companies, and may engage in future acquisitions, which may be expensive, time consuming, subject to inherent risks and from which we may not realize anticipated benefits. Historically, we have acquired numerous businesses, technologies, and products. We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. Acquisitions have inherent risks, which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to the following:

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

•
unanticipated expenses or difficulty in fully or effectively integrating or retaining the acquired technologies, software products, services, business practices, management teams or personnel, which would prevent us from realizing the intended benefits of the acquisition;

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

•	the assumption of known and unknown liabilities;

•	the possibility of disputes over post-closing purchase price adjustments such as performance-based earnouts;

•
the possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, regulatory risks, compliance risks, key personnel issues or legal and financial contingencies, including any deficiencies in internal controls and procedures and the costs associated with remedying such deficiencies;

•	difficulty in entering geographic and/or business markets in which we have no or limited prior experience;

•	difficulty in integrating acquired operations due to geographical distance and language and cultural differences;

•	diversion of management's attention from other business concerns; and

•
the possibility that acquired assets become impaired, or that acquired assets lead us to determine that existing assets become impaired, requiring us to take a charge to earnings which could be significant.

A failure to successfully integrate acquired businesses or technology could, for any of these reasons, have an adverse effect on our financial condition and results of operations.
Our failure to manage growth could harm our business, results of operations and financial condition. We have in the past experienced periods of growth which have placed, and may continue to place, a significant strain on our non-cash resources. We have also expanded our overall software development, marketing, sales, client management and training capacity, and may do so in the future. In the event we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have an adverse effect on the operation of our business. In addition, our ability to manage future increases, if any, in the scope of our operations or personnel will depend on significant expansion of our research and development, marketing and sales, management and administrative and financial capabilities. The failure of our management to effectively manage expansion in our business could have an adverse effect on our business, results of operations and financial condition.
We may experience reduced revenues and/or be forced to reduce our prices. We may be subject to pricing pressures with respect to our future sales arising from various sources, including amount other things, government action affecting reimbursement levels. Our clients and the other entities with which we have business relationships are affected by changes in statutes, regulations, and limitations on government spending for Medicare, Medicaid, and other programs. Recent government actions and future legislative and administrative changes could limit government spending for Medicare and Medicaid programs, limit payments to healthcare providers, increase emphasis on competition, impose price controls, initiate new and expanded value-based reimbursement programs and create other programs that potentially could have an adverse effect on our business. If we experience significant downward pricing pressure, our revenues may decline along with our ability to absorb overhead costs, which may leave our business less profitable.
Our operations are dependent upon attracting and retaining key personnel. If such personnel were to leave unexpectedly, we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of our key development and senior management personnel and successful recruitment of new talent. These personnel have specialized knowledge and skills with respect to our business and our industry. Because we have a relatively small number of employees when compared to other leading companies in our industry, our dependence on maintaining our relationships with key employees and successful recruiting is particularly significant.
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
The integration of new key executives into our management team may interfere with our operations. We have recently appointed several new key executives, including our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, and Chief Client Officer, and we may hire additional key management team members. These executives will be required to spend a significant amount of time on certain integration and transition efforts in addition to performing their regular duties and responsibilities. If we fail to complete these integrations and transitions in an efficient manner, or if we fail to provide sufficient incentives to motivate and retain our key executives, our business and prospects may suffer.
Our recent strategy shift and the resulting business reorganization plan we are implementing may be disruptive both internally and externally, and we may not fully realize the anticipated benefits. We recently embarked on a new strategic plan, which we call NextGen 2.0, geared toward realigning our business structure and strategy to rapidly emerging changes in the healthcare industry. We hope NextGen 2.0 will improve our delivery of high quality products and services to our clients through five areas of emphasis: a focus on our ambulatory client base, a transition to the cloud, effective solution delivery through cross-selling, a move into population health software and services, and effective deployment of capital. We intend to implement the multi-year NextGen 2.0 strategic plan in three phases: redesigning our organization, followed by building capabilities to drive future revenue growth, and culminating with developing the services and solutions to accelerate our revenue growth. We recently implemented the organizational redesign phase, which included the consolidation of our divisional sales, marketing, information services, and software development responsibilities into single, company-wide roles. As NextGen 2.0 continues, we anticipate that it will result in continued evaluation of our organizational structure in order to achieve greater efficiency, as well as investments in new market solutions and changes to our culture that we hope will drive revenue growth and provide increased value to stakeholders and shareholders. There can be no assurance that our current or future strategic realignment efforts will be successful. Our ability to achieve the anticipated benefits of our strategy shift is subject to estimates and assumptions, which may vary based on numerous factors and uncertainties, some of which are beyond our control. Reorganization programs entail a variety of known and unknown risks that may increase our costs or impair our ability to achieve operational efficiencies, such as distraction to management and employees, loss of workforce capabilities, loss of continuity, accounting charges for technology-related write-offs and workforce reduction costs, decreases in employee focus and morale, uncertainty and turbulence among our clients and vendors, higher than anticipated separation expenses, litigation, and the failure to meet financial and operational targets. If we are unable to effectively implement our strategic shift and realign our business to address the rapidly evolving market, we and our shareholders may not realize the anticipated financial, operational, and other benefits from these initiatives.

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
If we are unable to manage our growth in the new markets we may enter, our business and financial results could suffer. Our future financial results will depend in part on our ability to profitably manage our business in new markets that we may enter. We are engaging in the strategic identification of, and competition for, growth and expansion opportunities in new markets or offerings, including but not limited to the areas of interoperability, patient engagements, data analytics and population health. With our acquisition of HealthFusion, we have expanded into the market for cloud-based EHR products. It remains uncertain whether the market for cloud-based products will expand to the levels of demand and market acceptance we anticipate, and there can be no assurance that we will be able to successfully scale the HealthFusion product to meet our clients’ expectations. In addition, as clients move from fee-for-service to fee-for-value reimbursement strategies in conjunction with the adoption of population health business models, we may not make appropriate and timely changes to our service offerings consistent with shifts in market demands and expectations. In order to successfully execute on our growth initiatives, we will need to, among other things, manage changing business conditions, anticipate and react to changes in the regulatory environment, and develop expertise in areas outside of our business's traditional core competencies. Difficulties in managing future growth in new markets could have a significant negative impact on our business, financial condition and results of operations.
We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations. We invest significant resources in the research and development of new and enhanced software products and services. Over the last few years we have incurred, and will continue to incur, significant internal research and development expenses, a portion of which have been and may continue to be recorded as capitalized software costs. We cannot provide assurances that we will be successful in our efforts to plan, develop or sell new software products that meet client expectations, which could result in an impairment of the value of the related capitalized software costs, an adverse effect on our financial condition and operating results and a negative impact the future of our business. Additionally, we cannot be assured that we will continue to capitalize software development costs to the same extent as we have done to date, as the result of changes in development methodologies and other factors. To the extent that we capitalize a lower percentage of total software development costs, our earnings could be reduced.
We own a captive facility located in India that subjects us to regulatory, economic, social and political uncertainties in India and to laws applicable to US companies operating overseas. We are subject to several risks associated with having a portion of our assets and operations located in India. Many US companies have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate, which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current Government of India, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. In addition, our financial performance and the market price of our common stock may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees, develop and operate our captive facility could be adversely affected if India does not successfully meet these challenges. Furthermore, local laws and customs in India may differ from those in the US. For example, it may be a local custom for businesses to engage in practices that are prohibited by our internal policies and procedures or US laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (“FCPA”). The FCPA generally prohibits US companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business, and requires businesses to make and keep accurate books and records and a system of internal accounting controls. We cannot guarantee that our employees, contractors, and agents will comply with all of our FCPA compliance policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the US and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.
We have had to take charges due to asset impairments, and we could suffer further charges due to asset impairment that could reduce our income. We test our goodwill for impairment annually during our first fiscal quarter, and on interim dates should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with the relevant accounting guidance. During the year ended March 31, 2013, we recorded a $17.4 million goodwill impairment charge relating to our Hospital Solutions Division and during the year ended March 31, 2014, we recorded a $26.0 million impairment charge relating to certain long-lived assets of our Hospital Solutions Division. Also, we announced a pre-tax non-cash charge of approximately $32.2 million recorded in the quarter ended March 31, 2016 relating to the impairment of our previously capitalized investment in the NextGen Now cloud-based software product that was in the process of development. The impairment charge follows our assessment of the NextGen Now development project and the MediTouch platform that we obtained through our recent acquisition of HealthFusion. We have determined that the MediTouch platform offers the most efficient path to providing a high-quality, robust, cloud-based solution for ambulatory care.  Accordingly, we have decided to cease further investment in NextGen Now and immediately discontinue all efforts to use or repurpose the NextGen Now platform. Declines in business performance or other factors could cause the fair value of any of our operating segments to be revised downward, resulting in further impairment charges. If the financial outlook for any of our operating segments warrants additional impairments of goodwill, the resulting write-downs could materially affect our reported net earnings.
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
We may be impacted by IT system failures or other disruptions. We may be subject to IT systems failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to or the delivery of certain of our products or services, compromise our data or our clients’ data, or result in delayed or cancelled orders as well as potentially expose us to third party claims. System failures and disruptions could also impede our transactions processing services and financial reporting.
Our business operations are subject to interruption by, among other, natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other issues beyond our control. Such events could decrease our demand for our products or services or make it difficult or impossible for us to develop and deliver our products or services to our clients. A significant portion of our research and development activities, our corporate headquarters, our IT systems, and certain of our other critical business operations are concentrated in a few geographic areas. In the event of a business disruption in one or more of those areas, we could incur significant losses, require substantial recovery time, and experience significant expenditures in order to resume operations, which could materially and adversely impact our business, financial condition, and operating results.
We face risks related to litigation advanced by a former director and shareholder of ours, a putative class action and a shareholder derivative claim. On October 7, 2013, a complaint was filed against us and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of ours.  We filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. On August 28, 2014, we filed an answer and also filed a cross-complaint against the plaintiff, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. On June 26, 2015, we filed a motion for summary judgment, which the court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, the plaintiff filed an application for reconsideration of the Court's summary judgment order, which the court denied. On October 28, 2015, the plaintiff filed a motion for summary judgment, seeking to dismiss our cross-complaint, which the court denied on March 3, 2016. On May 9, 2016, the plaintiff filed a motion for summary adjudication, seeking to again dismiss our cross-complaint.  The hearing for the motion is set for July 28, 2016. On November 19, 2013, a complaint was filed against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California, captioned Deerfield Beach Police Pension Fund, individually and on behalf of all others similarly situated, v. Quality Systems, Inc., Steven T. Plochocki, Paul A. Holt and Sheldon Razin, No. SACV13-01818-CJC-JPRx, by the Deerfield Beach Police Pension Fund, a shareholder of the Company. The complaint is a putative class action filed on behalf of the shareholders of the Company other than the defendants. After the court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the complaint filed by Mr. Hussein described above, generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of the Exchange Act, and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. We filed a motion to dismiss the amended complaint on June 20, 2014, which the court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Plaintiffs filed their opening brief and we answered.
On January 24, 2014, a complaint was filed against the Company and certain of the Company’s officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of the Company. The complaint arises from the same allegations described above related to the complaints filed by Mr. Hussein and the Deerfield Beach Police Pension Fund and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by the Company’s directors, in addition to unjust enrichment and insider selling by individual directors. The parties have agreed to stay this litigation until the United States Court of Appeals for the Ninth Circuit issues a ruling on the pending appeal in the Quality Systems, Inc. Securities Litigation matter descried above.  Although we believe the claims to be without merit, our operating results and share price may be negatively impacted due to the negative publicity, expenses incurred in connection with our defense, management distraction, and/or other factors related to this litigation.  In addition, litigation of this nature may negatively impact our ability to attract and retain clients and strategic partners, as well as qualified board members and management personnel.
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
Our credit agreement contains restrictive and financial covenants that may limit our operational flexibility. If we fail to meet our obligations under the credit agreement, our operations may be interrupted and our business and financial results could be adversely affected. In connection with the financing of our HealthFusion acquisition on January 4, 2016, we entered into a revolving credit agreement with various lenders, secured by substantially all of our and our material domestic subsidiaries’ existing and future property. The credit agreement includes certain customary covenants that impose restrictions on our business and financing activities that could limit our operations or flexibility to take certain actions. The credit agreement also contains certain customary affirmative covenants requiring us to maintain specified levels of financial performance. Our ability to comply with these covenants may be affected by events that could be beyond our control. A breach of these covenants could result in an event of default under the credit agreement which, if not cured or waived, could result in the indebtedness becoming immediately due and payable, which in turn could result in material adverse consequences that negatively impact our business, the market price for our common stock, and our ability to obtain financing in the future. In addition, our credit agreement’s covenants, consent requirements, and other provisions may limit our flexibility to pursue or fund strategic initiatives or acquisitions that might be in the long-term interests of our Company and shareholders.
We may not be successful in integrating and operating our HealthFusion acquisition, and in implementing our post-acquisition business strategy with respect to HealthFusion’s product. Our shift in product focus following the acquisition, which led to the abandonment of a product in development and a material impairment of previously capitalized development work, may not yield the desired results. We acquired HealthFusion on January 4, 2016. As a result of the acquisition, we have devoted and will continue to need to devote significant management attention and resources to integrating HealthFusion’s business and product platform into our business. We may experience problems associated with the acquired company and its personnel, processes, product, technology, liabilities, commitments, and other matters. There is no assurance that we will be able to successfully integrate the HealthFusion business or realize synergies and benefits from the transaction. Furthermore, the acquisition has substantially altered our business strategy, increasing our focus on efforts to expand our client base and cloud-based solution capabilities in the ambulatory market. The acquisition caused us to evaluate the impact of HealthFusion’s existing cloud-based product, MediTouch, on our ongoing efforts to develop and release our NextGen Now cloud-based platform. Our assessment led us to determine that MediTouch, which is already a production-ready and sellable solution, represents a more prudent investment in our technical future than continuing with the NextGen Now development plans. Accordingly, we have abandoned further development of the previously capitalized NextGen Now platform, and instead will redeploy research and development capital toward enhancing and scaling the HealthFusion MediTouch cloud-based platform. This shift resulted in a pre-tax non-cash charge of approximately $32 million relating to the impairment of a portion of our previously capitalized NextGen Now software development costs. If we are unable to successfully integrate HealthFusion and implement post-acquisition revisions to our business strategy and product focus away from NextGen Now development in favor of extending and scaling the MediTouch platform, our business, financial condition, and results of operations may suffer.
Risks Related to Our Products and Services
If our principal products, new product developments or implementation, training and support services fail to meet the needs of our clients due to lack of client acceptance, errors, or other problems, we may fail to realize future growth, suffer reputational harm and face the risk of losing existing clients. We currently derive substantially all of our net revenue from sales of our healthcare information systems and related services. We believe that a primary factor in the market acceptance of our systems has been our ability to meet the needs of users of healthcare information systems. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our clients through the timely development and successful introduction of new and enhanced versions of our systems and other complementary products, as well as our ability to provide high quality implementation, training and support services for our products. We have historically expended a significant percentage of our net revenue on product development and believe that significant continuing product development efforts will be required to retain our existing clients and sustain our growth. Continued investment in our sales staff and our client implementation, training and support staffs will also be required to retain and grow our client base.
There can be no assurance that we will be successful in our client satisfaction or product development efforts, that the market will continue to accept our existing products and services, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance. Also, it is possible that our technology may contain defects or errors, some of which may remain undetected for a period of time. If we detect errors before we introduce a solution, we may have to delay deployment for an extended period of time while we address the problem. If we do not discover errors until after product deployment, we may need to provide enhancements to correct such errors. Remediating product defects and errors could consume our development and management resources. In addition, any failure or perceived failure to maintain high-quality and highly-responsive client support could harm our reputation. Quality or performance issues with our products and services may result in product-related liabilities, unexpected expenses and diversion of resources to remedy errors, harm to our reputation, lost sales, delays in commercial releases, delays in or loss of market acceptance of our solutions, license termination or renegotiations, and privacy or security vulnerabilities. If new products or product enhancements are delayed or do not achieve market acceptance, or if our implementation, training and support services do not achieve a high degree of client satisfaction, our reputation, business, results of operations and financial condition could be adversely affected. At certain times in the past, we have also experienced delays in purchases of our products by clients anticipating our launch, or the launch of our competitors, of new products. There can be no assurance that material order deferrals in anticipation of new product introductions from ourselves or other entities will not occur.
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
We face the possibility of having to adopt new pricing strategies, such as subscription pricing or bundling. In April 2009, we announced a new subscription based software as a service delivery model which includes monthly subscription pricing. This model is designed for smaller practices to quickly access the NextGen® Ambulatory EHR or NextGen® PM products at a modest monthly per provider price. We currently derive substantially all of our systems revenue from traditional software license, implementation and training fees, as well as the resale of computer hardware. Today, the majority of our clients pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. While the intent of the new subscription based delivery model is to further penetrate the smaller practice market, there can be no assurance that this delivery model will not become increasingly popular with both small and large clients. In addition, we have experienced increasing demand for bundling our software and systems with RCM service arrangements, which has required us to modify our standard upfront license fee pricing model and could impact software maintenance revenue streams prospectively. If the marketplace increasingly demands subscription or bundled pricing, we may be forced to further adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to a significantly greater degree of subscription or bundled pricing could adversely affect our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially.
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
If our security measures are breached or fail and unauthorized access is obtained to a client’s data, our services may be perceived as not being secure, clients may curtail or stop using our services, and we may incur significant liabilities. Our services involve the storage, transmission and processing of clients’ proprietary information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. If our security measures are breached or fail as a result of third party action, employee error, malfeasance, insufficiency, defective design, or otherwise, someone may be able to obtain unauthorized access to client or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation and remediation efforts to prevent future occurrences. We rely upon our clients as users of our system for key activities to promote security of the system and the data within it, such as administration of client-side access credentialing and control of client-side display of data. On occasion, our clients have failed to perform these activities. Failure of clients to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation even though our policy is to enter into business associate agreements with our clients. Although we extensively train and monitor our employees, it is possible that our employees may, intentionally or unintentionally, breach security measures. Moreover, third parties with whom we do not have business associate agreements may breach the privacy and security of patient information, potentially causing us reputational damage and exposing us to liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients. In addition, our clients may authorize or enable third parties to access their client data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems.
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
We face the possibility of damages resulting from internal and external security breaches. In the course of our business operations, we store, process, compile and transmit confidential information, including patient health information, in our processing centers and other facilities. A breach of security in any of these facilities could damage our reputation and result in damages being assessed against us. In addition, the other systems with which we may interface, such as the Internet and related systems may be vulnerable to security breaches, viruses, programming errors, or similar disruptive problems. In addition, our clients and vendors with whom we have business associate agreements, or other parties with whom we do not have business associate agreements, may be responsible for breaching the security and compromising the privacy of patient information located on our systems. In addition, although we extensively train and monitor our employees, it is possible that our own employees may engage in conduct that compromises security or privacy. The effect of these security breaches and related issues could disrupt our ability to perform certain key business functions and could potentially reduce demand for our services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures, although no assurance can be given that they will be entirely free from potential breach. Maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.
The success of our strategy to offer our electronic data interchange (“EDI”) services and software as a service (“SaaS”) solutions depends on the confidence of our clients in our ability to securely transmit confidential information. Our EDI services and SaaS solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our clients. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our clients’, operations. In addition, our EDI and SaaS solutions may be vulnerable to viruses, physical or electronic break-ins and similar disruptions.
Any failure to provide secure infrastructure and/or electronic communication services could result in a lack of trust by our clients causing them to seek out other vendors and/or damage our reputation in the market, making it difficult to obtain new clients.
Our business depends on continued and unimpeded access to the Internet by us and our clients, which is not within our control. We deliver Internet-based services and, accordingly, depend on our ability and the ability of our clients to access the Internet. This access is currently provided by third parties that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service provides -- all of whom are outside of our control. In the event of any difficulties, outages and delays by Internet service providers, we may be impeded from providing services, resulting in a loss of potential or existing clients.
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
Certain healthcare professionals who use our SaaS products will directly enter health information about their patients including information that constitutes a record under applicable law that we may store on our computer systems. Numerous federal and state laws and regulations, the common law and contractual obligations, govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

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
We face risks related to the periodic maintenance and upgrades that need to be made to our products. As we continue to develop and improve upon our technology and offerings, we need to periodically upgrade and maintain the products deployed to our clients. This process can require a significant amount of our internal time and resources, and be complicated and time consuming for our clients. Certain upgrades may also pose the risk of system delays or failure. If our periodic upgrades and maintenance cause disruptions to our clients, we may lose revenue-generating transactions, our clients may elect to use other solutions and we may also be the subject of negative publicity that may adversely affect our business and reputation.
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
The Patient Protection and Affordable Care Act (“PPACA”), which was amended by the Health Care and Education Reconciliation Act of 2010, became law in 2010. This comprehensive health care reform legislation included provisions to control health care costs, improve health care quality, and expand access to affordable health insurance. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which became law in 2015, repealed the sustainable growth rate (“SGR”) formula and created two new value-based payment systems for Medicare physicians. Together with ongoing statutory and budgetary policy developments at a federal level, these health care reform laws include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Because not all the administrative rules implementing health care reform under these laws have been finalized, and because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, the full impact of the health care reform legislation and of further statutory actions to reform healthcare payment on our business is unknown, but there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.
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
Other specific risks include, but are not limited to, risks relating to:
Privacy and Security of Patient Information.  As part of the operation of our business, we may have access to or our clients may provide to us individually-identifiable health information related to the treatment, payment, and operations of providers’ practices. Government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. These standards and requirements impose additional obligations and burdens on us, limiting the use and disclosure of individually-identifiable health information, and require us to enter into business associate agreements with our clients and vendors. Failure by us to enter into adequate business associate agreements with any client or vendor would place us in violation of applicable standards and requirements and could expose us to liability. Our business associates may interpret HIPAA requirements differently than we do, and we may not be able to adequately address the risks created by such interpretations. These new rules, and any future changes to privacy and security rules, may increase the cost of compliance and could subject us to additional enforcement actions, which could further increase our costs and adversely affect the way in which we do business.
ICD-10 Medical Coding Transition.  The CMS mandated that all providers, payers, clearinghouses and billing services implement the use of new patient codes for medical coding, referred to as ICD-10 codes, on or before October 1, 2015. The ICD-10 transition mandate substantially increased the number of medical billing codes by which providers seek reimbursement, increasing the complexity of submitting claims for reimbursement. Our efforts to provide services and solutions that enable our clients to continue their compliance with the ICD-10 and potential subsequent mandates could be time consuming and expensive. In addition, due to the effort and expense of complying with the ICD-10 mandate and potential subsequent mandates, our clients may postpone or cancel decisions to purchase our solutions and services. Either of the foregoing, or any future changes to the required ICD-10 code set, could have a material adverse effect on our business, financial condition and results of operations.
Interoperability Standards. Our clients are concerned with and often require that our software solutions and health care devices be interoperable with other third party health care information technology suppliers. In addition, with the passing of the MACRA in 2015, the U.S. Congress declared it a national objective to achieve widespread exchange of health information through interoperable certified EHR technology nationwide by December 31, 2018. Additional interoperability legislation is also being considered by the U.S. Congress. If our software solutions, health care devices or services are not consistent with interoperability standards imposed by governmental/regulatory authorities or demanded by market forces, we could be forced to incur substantial additional development costs to conform.
FDA Regulation. Our software may potentially be subject to regulation by the U.S. Food and Drug Administration (“FDA”) as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, application of the medical device excise tax, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could adversely affect our business, financial condition and results of operations.
Health Reform. The health reform laws discussed above and that may be enacted in the future contain and may contain various provisions which may impact us and our clients. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.
We may not see the benefits from government funding programs initiated to accelerate the adoption and utilization of health information technology. While government programs have been implemented to improve the efficiency and quality of the healthcare sector, including expenditures to stimulate business and accelerate the adoption and utilization of healthcare technology, we may not see the anticipated benefits of such programs. Under the ARRA, the PPACA, and the MACRA, unprecedented government financial resources are being invested in healthcare, including significant financial incentives to healthcare providers who can demonstrate meaningful use of certified EHR technology since 2011. While we expect the ARRA, the PPACA, and the MACRA to continue to create sales opportunities over the next several years, we are unsure of the immediate or long-term impact of these government actions.
HITECH established the Medicare and Medicaid EHR Incentive Programs to provide incentive payments for eligible professionals, hospitals, and critical access hospitals as they adopt, implement, upgrade, or demonstrate meaningful use of certified EHR technology. HITECH, and subsequently MACRA, also authorized CMS to apply payment adjustments, or penalties, to Medicare eligible professionals and eligible hospitals that are not meaningful users under the Medicare EHR Incentive Program.
Although we believe that our service offerings will meet the requirements of HITECH and MACRA to allow our clients to qualify for financial incentives and avoid financial penalties for implementing and using our services, there can be no guaranty that our clients will achieve meaningful use or actually receive such planned financial incentives for our services. We also cannot predict the speed at which healthcare providers will adopt electronic health record systems in response to these government incentives, whether healthcare providers will select our products and services or whether healthcare providers will implement an electronic health record system at all. In addition, the financial incentives associated with the meaningful use program are tied to provider participation in Medicare and Medicaid, and we cannot predict whether providers will continue to participate in these programs. Any delay in the purchase and implementation of electronic health records systems by healthcare providers in response to government programs, or the failure of healthcare providers to purchase an electronic health record system, could have an adverse effect on our business, financial condition and results of operations. It is also possible that additional regulations or government programs related to electronic health records, amendment or repeal of current healthcare laws and regulations or the delay in regulatory implementation could require us to undertake additional efforts to meet meaningful use standards, materially impact our ability to compete in the evolving healthcare IT market, materially impact healthcare providers' decisions to implement electronic health records systems or have other impacts that would be unfavorable to our business.
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
We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, one or more of which could adversely affect our business, financial condition, cash flows, revenue, results of operations, and debt covenant compliance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the Commission, we believe our current business arrangements, transactions, and related estimates and disclosures have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business, financial condition, cash flows, revenue and results of operations. In addition, changes in accounting rules could alter the application of certain terms in our credit agreement, thereby impacting our ability to comply with our debt covenants.
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
As part of the evaluation undertaken by management and our independent registered public accountants pursuant to Section 404, our internal control over financial reporting was effective as of March 31, 2016. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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

•	the size and timing of orders from clients;

•	the specific mix of software, hardware and services in client orders;

•	the length of sales cycles and installation processes;

•	the ability of our clients to obtain financing for the purchase of our products;

•	changes in pricing policies or price reductions by us or our competitors;

•	the timing of new product announcements and product introductions by us or our competitors;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board ("FASB") or other rule-making bodies;

•	changes in government healthcare policies and regulations, such as the shift from fee-for-service reimbursement to value-based reimbursement;

•	accounting policies concerning the timing of the recognition of revenue;

•	the availability and cost of system components;

•	the financial stability of clients;

•	market acceptance of new products, applications and product enhancements;

•	our ability to develop, introduce and market new products, applications and product enhancements;

•	our success in expanding our sales and marketing programs;

•	deferrals of client orders in anticipation of new products, applications, product enhancements, or public/private sector initiatives;

•	execution of or changes to our strategy;

•	personnel changes; and

•	general market/economic factors.
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
One of our current directors, and one of our former directors are each significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. One of our directors is a significant shareholder who beneficially owns approximately 16.8% of the outstanding shares of our common stock at March 31, 2016. In addition, a former director, who owns approximately 9.3% (based on the most recently available publicly filed information) of the outstanding shares of our common stock at March 31, 2016, likely maintains a large enough ownership stake to reelect himself to our Board of Directors under cumulative voting. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board of Directors. The amounts required to assure a seat on our Board of Directors can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising the cumulative voting rights. In the event that cumulative voting is invoked, it is likely that these two individuals that are significant shareholders will each have sufficient votes to assure themselves of one or more seats on our Board of Directors. With or without cumulative voting, these two significant shareholders will have substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. For example, in fiscal year 2013, the former director launched a proxy contest to elect a different slate of directors than what our Company proposed to shareholders. We spent approximately $1.3 million to defend against the proxy contest and elect the Company's slate of directors. In addition, such influence by one or both of these shareholders could have the effect of discouraging others from attempting to acquire our Company or create actual or perceived governance instabilities that could adversely affect the price of our common stock.
We have suspended our payment of dividends. Our future practice concerning the payment of dividends is uncertain, which could adversely affect the price of our stock. Our credit agreement contains restrictions on our ability to declare and pay dividends. Accordingly, we suspended payment of dividends following our previously declared January 4, 2016 dividend payment, and we announced that we do not expect to pay dividends for at least the next twelve months from that time. Prior to suspending dividends, we had paid a quarterly dividend commencing with the conclusion of our first fiscal quarter of 2008 (June 30, 2007), with our Board of Directors declaring a quarterly cash dividend ranging from $0.125 to its most recent level of $0.175 per share on our outstanding shares of common stock, each quarter thereafter. Our dividends were generally distributable on or about the fifth day of each of the months of October, January, April and July. With our payment of dividends currently suspended, the payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our credit agreement, operating cash flows, financial condition, operating results, and sufficiency of funds based on our then-current and anticipated cash needs and capital requirements. Unfulfilled expectations regarding future dividends could adversely affect the price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Irvine, California. We believe that our existing facilities are in good condition and adequate for our current business requirements. Should we continue to grow, we may be required to lease or acquire additional space. We believe that suitable additional space is available, if needed, at commercially reasonable market rates and terms.
As of March 31, 2016, we leased an aggregate of approximately 521,600 square feet of space with lease agreements expiring at various dates. Significant locations are as follows:

	Square Feet	Notes
Horsham, Pennsylvania	110,000	(2) (6)
Irvine, California	71,800	(1) (4) (6)
St. Louis, Missouri	62,400	(3)
Bangalore, India	53,400	(6)
Austin, Texas	43,700	(5)
Solana Beach, California	40,000	(2) (6)
Atlanta, Georgia	35,500	(2) (6)
Hunt Valley, Maryland	34,000	(3)
Costa Mesa, California	25,100	(2) (6)
North Canton, Ohio	22,100	(3)
Augusta, Georgia	7,300	(4)
South Jordan, Utah	7,300	(3)
Other locations	9,000
Total leased properties	521,600
_______________________
(1) Location of our corporate office
(2) Primary locations of the NextGen Division
(3) Primary locations of the RCM Services Division
(4) Primary location of the QSI Dental Division
(5) Primary location of the former Hospital Solutions Division, which was divested in October 2015
(6) Locations of our research and development functions
ITEM 3. LEGAL PROCEEDINGS
We have experienced legal claims by clients regarding product and contract disputes, by other third parties asserting that we have infringed their intellectual property rights, by current and former employees regarding certain employment matters and by certain shareholders. We believe that these claims are without merit and intend to defend against them vigorously; however, we could incur substantial costs and diversion of management resources defending any such claim, even if we are ultimately successful in the defense of such matter. Litigation is inherently uncertain and always difficult to predict. We refer you to the discussion of infringement and litigation risks within “Item 1A. Risk Factors" and to Note 14, "Commitments, Guarantees and Contingencies" of our notes to consolidated financial statements included elsewhere in this Report for a discussion of current legal proceedings.
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
The following table sets forth for the quarters indicated the high and low sales prices for each period indicated, as reported on the NASDAQ Global Select Market:

	High	Low
Three Months Ended
June 30, 2014	$18.89	$14.10
September 30, 2014	$16.63	$13.69
December 31, 2014	$15.99	$13.01
March 31, 2015	$18.75	$15.31
June 30, 2015	$17.95	$15.33
September 30, 2015	$17.06	$12.01
December 31, 2015	$16.74	$12.11
March 31, 2016	$17.50	$12.51

At May 18, 2016, there were approximately 133 holders of record of our common stock.
Dividends
Our future practice concerning the payment of dividends is uncertain. We entered into a revolving credit agreement in January 2016 (refer to Note 9, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information), which contains restrictions on our ability to declare and pay dividends. Accordingly, we suspended payment of dividends following our previously declared January 4, 2016 dividend payment, and we announced that we do not expect to pay dividends for at least the next twelve months from that time. The payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our credit agreement, operating cash flows, financial condition, operating results, and sufficiency of funds based on our then-current and anticipated cash needs and capital requirements.
Prior to suspending dividends, we had paid a quarterly dividend commencing with the conclusion of our first fiscal quarter of 2008 (June 30, 2007), with our Board of Directors declaring a quarterly cash dividend ranging from $0.125 to its most recent level of $0.175 per share on our outstanding shares of common stock, each quarter thereafter. Our dividends were generally distributable on or about the fifth day of each of the months of October, January, April and July. Our Board of Directors declared the following dividends during the last two years:

Declaration Date	Record Date	Payment Date	Per Share Dividend
May 20, 2015	June 12, 2015	July 6, 2015	$0.175
July 22, 2015	September 11, 2015	October 5, 2015	0.175
October 21, 2015	December 11, 2015	January 4, 2016	0.175
Fiscal year 2016			$0.525

May 28, 2014	June 13, 2014	July 3, 2014	$0.175
July 23, 2014	September 12, 2014	October 3, 2014	0.175
October 22, 2014	December 12, 2014	January 2, 2015	0.175
January 21, 2015	March 13, 2015	April 3, 2015	0.175
Fiscal year 2015			$0.700

Securities Authorized for Issuance Under Equity Compensation Plans
The information included under Item 12 of this Report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2016 assuming $100 was invested on March 31, 2011 with all dividends, if any, reinvested. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quality Systems, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

____________________

*	$100 invested on March 31, 2011 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.
The last trade price of our common stock on each of March 31, 2012, 2013, 2014, 2015 and 2016 was published by NASDAQ and, accordingly for the periods ended March 31, 2012, 2013, 2014, 2015 and 2016, the reported last trade price was utilized to compute the total cumulative return for our common stock for the respective periods then ended. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data, with respect to our consolidated statements of comprehensive income data for each of the five years in the period ended March 31, 2016 and the consolidated balance sheets data as of the end of each such fiscal year, are not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the related notes thereto and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.
Consolidated Financial Data
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012
Statements of comprehensive income data:
Revenue	$492,477	$490,225	$444,667	$460,229	$429,835
Cost of revenue	225,615	223,164	220,163	189,652	151,223
Gross profit	266,862	267,061	224,504	270,577	278,612
Selling, general and administrative	156,234	158,172	149,214	148,353	128,846
Research and development costs, net	65,661	69,240	41,524	30,865	31,369
Amortization of acquired intangible assets	5,367	3,693	4,805	4,859	2,198
Impairment of assets	32,238	—	5,873	17,400	—
Income from operations	7,362	35,956	23,088	69,100	116,199
Interest income	428	111	269	76	247
Interest expense	(1,304)	(341)	—	(183)	—
Other expense, net	(166)	(62)	(356)	(79)	(139)
Income before provision for income taxes	6,320	35,664	23,001	68,914	116,307
Provision for income taxes	663	8,332	7,321	26,190	40,650
Net income	$5,657	$27,332	$15,680	$42,724	$75,657
Basic net income per share	$0.09	$0.45	$0.26	$0.72	$1.29
Diluted net income per share	$0.09	$0.45	$0.26	$0.72	$1.28
Basic weighted average shares outstanding	60,635	60,259	59,918	59,392	58,729
Diluted weighted average shares outstanding	61,233	60,849	60,134	59,462	59,049
Dividends declared per common share	$0.525	$0.70	$0.70	$0.70	$0.70

	March 31, 2016	March 31, 2015	March 31, 2014	March 31, 2013	March 31, 2012
Balance sheet data:
Cash, cash equivalents, and marketable securities (2)	$36,473	$130,585	$113,801	$118,011	$139,431
Working capital (1) (2)	$45,931	$100,893	$124,782	$158,156	$173,150
Total assets (2)	$530,790	$460,521	$451,351	$452,126	$448,838
Long-term line of credit (2)	$105,000	$—	$—	$—	$—
Total liabilities (2)	$261,413	$176,981	$156,261	$145,077	$153,661
Total shareholders’ equity	$269,377	$283,540	$295,090	$307,049	$295,177
_______________________
(1) Working capital as of March 31, 2015, 2014, 2013, and 2012 includes reclassifications of deferred taxes related to the retrospective adoption of Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). Refer to Note 2, "Summary of Significant Accounting Policies" of our notes to consolidated financial statements included elsewhere in this Report for additional details. The retrospective adoption of ASU 2015-17 resulted in the reclassification, for presentation purposes only, of current deferred tax assets to noncurrent deferred tax assets in our consolidated balance sheets as of March 31, 2015, 2014, 2013, and 2012. As a result of such reclassification, working capital decreased by $24,080, $21,531, $23,413, and $18,613 as of March 31, 2015, 2014, 2013, and 2012, respectively.
(2) During the year ended March 31, 2015, our cash, cash equivalents, and marketable securities, working capital, total assets, long-term line of credit and total liabilities were impacted by certain transactions, including the acquisition of HealthFusion, revolving credit agreement, and impairment of our previously capitalized software costs. Refer Note 5, "Business Combinations and Disposals," Note 9, "Line of Credit," and Note 8, "Capitalized Software Costs" of our notes to consolidated financial statements included elsewhere in this Report for additional details.

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
Company Overview
Quality Systems, Inc., primarily through its NextGen Healthcare subsidiary, provides technology-based solutions and services to the ambulatory care market in the United States. Our solutions provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. We help promote healthy communities by empowering physician practice success and enriching the patient care experience while lowering the cost of healthcare.
We primarily derive revenue by developing and marketing software and services that automate certain aspects of practice management (“PM”) and electronic health records (“EHR”) for medical and dental practices. Our software can be licensed on a perpetual, on-premise basis, hosted in a private cloud or, in certain instances, as a software-as-a-service (“SaaS”) solution. We market and sell our solutions through a dedicated sales force and to a much lesser extent, through resellers. Our clients include single and small practice physicians, networks of practices such as physician hospital organizations (“PHOs”), management service organizations (“MSOs”), accountable care organizations (“ACOs”), ambulatory care centers, community health centers and medical and dental schools. We also provide implementation, training, support and maintenance for software and complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”).
We have a history of developing new and enhanced technologies. Over the course of a number of years, we have also made strategic acquisitions to complement and enhance our product portfolio in the ambulatory care, RCM, and hospital markets. In October 2015, we divested our Hospital Solutions Division.
Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612. Our website is located at www.Nextgen.com. We operate on a fiscal year ending on March 31.
Critical Accounting Policies and Estimates
The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors we believe to be reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. On a regular basis, we review the accounting policies and update our assumptions, estimates, and judgments, as needed, to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. Actual results could differ materially from our estimates under different assumptions or conditions. To the extent that there are material differences between our estimates and actual results, our financial condition or results of operations will be affected.
Our significant accounting policies, as described in Note 2, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results because application of such policies require significant judgment regarding the effects of matters that are inherently uncertain and that affect our consolidated financial statements.
Revenue Recognition
We generate revenue from sales of licensing rights and subscriptions to our software products, hardware and third party software products, support and maintenance services, revenue cycle management and related services ("RCM"), electronic data interchange and data services (“EDI”), and professional services, such as implementation, training, and consulting performed for clients who use our products.

We generally recognize revenue provided that persuasive evidence of an arrangement exists, fees are considered fixed or determinable, delivery of the product or service has occurred, and collection is considered probable. Revenue from the delivered elements (generally software licenses) are generally recognized upon physical or electronic delivery. In certain transactions where collection is not considered probable, the revenue is deferred until collection occurs. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. We assess whether fees are considered fixed or determinable at the inception of the arrangement and negotiated fees generally are based on a specific volume of products to be delivered and not subject to change based on variable pricing mechanisms, such as the number of units copied or distributed or the expected number of users.
A typical system sale may contain multiple elements, but most often includes software licenses, maintenance and support, implementation and training. Revenue on arrangements involving multiple elements is generally allocated to each element using the residual method when evidence of fair value only exists for the undelivered elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”), which is based on the price charged when the same element is sold separately. We generally establish VSOE for the related undelivered elements based on the bell-shaped curve method. VSOE is established on maintenance for our largest clients based on stated renewal rates only if the rate is determined to be substantive and falls within our customary pricing practices. VSOE calculations are updated and reviewed on a quarterly or annual basis, depending on the nature of the product or service.
Under the residual method, we defer revenue related to the undelivered elements based on VSOE of fair value of each undelivered element and allocate the remainder of the contract price, net of all discounts, to the delivered elements. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.
Revenue related to arrangements that include hosting services is recognized in accordance to the revenue recognition criteria described above only if the client has the contractual right to take possession of the software at any time without incurring a significant penalty, and it is feasible for the client to either host the software on its own equipment or through another third party. Otherwise, the arrangement is accounted for as a service contract in which the entire arrangement is deferred and recognized over the period that the hosting services are being provided.
From time to time, we offer future purchase discounts on our products and services as part of our arrangements. Such discounts that are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, that are incremental to the range of discounts typically given in comparable transactions, and that are significant, are assessed as an additional element of the arrangement. Revenue deferred related to future purchase options are not recognized until either the client exercises the discount offer or the offer expires.
Revenue from professional services, including implementation, training, and consulting services, are generally recognized as the corresponding services are performed. Revenue from software related subscription services and support and maintenance revenue are recognized ratably over the contractual service period. Revenue from EDI and data services and other transaction processing services are recognized at the time the services are provided to clients. Revenue from RCM and related services is derived from services fees for ongoing billing, collections, and other related services, and are generally calculated as a percentage of total client collections. We recognize RCM and related services revenue at the time collections are made by the client as the services fees are not fixed or determinable until such time.
We record revenue net of sales tax obligation in the consolidated statements of comprehensive income.
The amount and timing of revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple elements and if so, the allocation of revenue to each element. We generally apply the residual method for the revenue recognition of our multiple element arrangements and estimate the fair value of the undelivered elements based on VSOE. Establishing VSOE on our undelivered elements requires judgment. We establish VSOE for each undelivered element as the price charged when the same element is sold separately and generally evidenced when a substantial majority of historical standalone transactions fall within a reasonably narrow range using the bell-shaped curve method. In our determination of VSOE, we also consider service type, client type, and other variables. Our revenue recognition is based on our ability to maintain VSOE. Although not currently expected, certain events may occur, such as modification to or lack of consistency in our selling and pricing practices that could result in changes to our determination of VSOE. VSOE calculations are updated and reviewed on a quarterly or annual basis, depending on the nature of the product or service.
We also must apply judgment in determining the appropriate timing and recognition of certain revenue deferrals. In certain transactions where collection risk is high, the revenue is deferred until collection occurs. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. We assess whether fees are considered fixed or determinable at the inception of the arrangement and negotiated fees generally are based on a specific volume of products to be delivered and not subject to change based on variable pricing mechanisms, such as the number of units copied or distributed or the expected number of users.
Although we currently believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Reserves on Accounts Receivable
We maintain reserves for potential sales returns and uncollectible accounts receivable. In aggregate, such reserves reduce our gross accounts receivable to its estimated net realizable value.
Our standard contracts generally do not contain provisions for clients to return products or services. However, we historically have accepted sales returns under certain circumstances. Accordingly, we estimate sales return reserves, including reserves for returns and other credits, based upon the rate of historical returns by revenue type in relation to the corresponding gross revenues and recognize revenue, net of an allowance for sales returns. If we are unable to estimate the returns, revenue recognition may be delayed until the rights of return period lapses, provided also, that all other criteria for revenue recognition have been met. If we experience changes in practices related to sales returns or changes in actual return rates that deviate from the historical data on which our reserves had been established, our revenues may be adversely affected.
Allowances for doubtful accounts and other uncollectible accounts receivable related to estimated losses resulting from our clients’ inability to make required payments are established based on our historical experience of bad debt expense and the aging of our accounts receivable balances, net of deferred revenue and specifically reserved accounts. Specific reserves are based on our estimate of the probability of collection for certain troubled accounts. Accounts are written off as uncollectible only after we have expended extensive collection efforts.
Our allowances for doubtful accounts are based on our assessment of the collectibility of client accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the client receivable balances as well as external factors such as economic conditions that may affect a client’s ability to pay and review of major third-party credit-rating agencies, as needed. If a major client’s creditworthiness or financial condition were to deteriorate, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operating results.
Although we currently believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in required reserves that could be material.
Software Development Costs
Software development costs, consisting primarily of employee salaries and benefits, incurred in the research and development of new software products and enhancements to existing software products for external sale are expensed as incurred, and reported as net research and development costs in the consolidated statements of comprehensive income, until technological feasibility has been established. After technological feasibility is established, any additional external software development costs are capitalized. Amortization of capitalized software is recorded using the greater of the ratio of current revenues to the total of current and expected revenues of the related product or the straight-line method over the estimated economic life of the related product, which is typically three years. The total of capitalized software costs incurred in the development of products for external sale are reported as capitalized software costs within our consolidated balance sheets.
We also incur costs to develop software applications for our internal-use and costs for the development of Software as a Service ("SaaS") based products sold to our clients. The development costs of our SaaS-based products are considered internal-use for accounting purposes. Our internal-use capitalized costs are stated at cost and amortized using the straight-line method over the estimated useful lives of the assets, which is typically three to seven years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized software costs for developing SaaS-based products are reported as capitalized software costs within our consolidated balance sheets and capitalized software costs for developing our internal-use software applications are reported as equipment and improvements within our consolidated balance sheets.
We periodically reassess the estimated economic life and the recoverability of our capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated net cash flows to be generated from sales of the applicable software product, the amount by which the unamortized capitalized costs of a software product exceed the net realizable value is written off as a charge to earnings. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility at the time of sale.
For the year ended March 31, 2016, we determined that our previously capitalized software costs related to our NextGen Now development project was not recoverable and recorded a $32.2 million non-cash impairment charge. Refer to the "Impairment of Assets" section below for additional information.
Although we currently believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Business Combinations
During the last three fiscal years, we completed our acquisitions of HealthFusion, Gennius, and Mirth, each of which were accounted for as a purchase business combination using the acquisition method of accounting.
In accordance with the acquisition method of accounting for business combinations, we allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Our purchase price allocation methodology contains uncertainties because it requires us to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, intangible assets, goodwill, and contingent consideration liabilities. We estimate the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses depending on the nature of the assets being sold. We estimate the fair value of the contingent consideration liabilities based on the probability of achieving certain business milestones and/or management's forecast of expected results. The process for estimating fair values in many cases requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. Any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of comprehensive income.
We currently do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material
Goodwill
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
As part of our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. If the carrying amount of the reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.
The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.
 We currently do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to future impairment charges that could be material.
Intangible Assets
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

Although currently we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to decreases in the fair value of our intangible assets, resulting in impairment charges that could be material. We test intangible assets for impairment if we believe indicators of impairment exist.
Share-Based Compensation
We record share-based compensation related to our employee stock options plans, employee share purchase plans, restricted stock awards, and restricted performance shares under our executive compensation plans. See Note 13, “Share-Based Awards,” of our notes to consolidated financial statements included elsewhere in this Report for a complete discussion of our stock-based compensation plans.
We estimate the fair value of stock options on the date of grant using the Black Scholes option-pricing model based on required inputs, including expected term, volatility, risk-free rate, and expected dividend yield. Expected term is estimated based upon the historical exercise behavior and represents the period of time that options granted are expected to be outstanding and therefore the proportion of awards that is expected to vest. Volatility is estimated by using the weighted-average historical volatility of our common stock, which approximates expected volatility. The risk-free rate is the implied yield available on the U.S. Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. The fair value vest is recognized ratably as expense over the requisite service period in our consolidated statements of comprehensive income.
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
We currently do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine share-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

Trends and Events in Our Business
We believe that the following trends and events as described below have contributed to our consolidated results of operations and may continue to impact our future results.
We believe healthcare is more heavily influenced by regulatory and national health projects than by the cycles of our economy. The healthcare industry has been significantly impacted by the Obama Administration's broad healthcare reform efforts, including the Health Information Technology for Economic and Clinical Health portion of the American Recovery and Reinvestment Act of 2009 ("HITECH Act") and the Patient Protection and Affordable Care Act ("ACA") that provided significant incentives to health care organizations for "Meaningful Use" adoption and interoperable electronic health record solutions.
We also believe that healthcare reform, including the repeal of the sustainable growth rate (SGR) formula as part of the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA"), and a movement towards a value-based, pay-for-performance model and quality initiative efforts will stimulate demand for robust electronic health record solutions as well as new health information technology solutions from bundled billing capabilities to patient engagement and population health management. We believe MACRA may be the most important of the three regulations for our market because it permanently changes how ambulatory healthcare providers are reimbursed by Medicare. It offers certainty and a timeline for the market’s move away from volume-based, fee-for-service models to value-based payment models that reward the delivery of lower cost, high quality care.
While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the market for physician based electronic health records software is becoming increasingly saturated while physician group practices are rapidly being consolidated by hospitals, insurance payers and other entities. Hospital software providers are leveraging their position with their hospital clients to gain market share with hospital owned physician practices. Insurance providers and large physician groups are also consolidating physician offices creating additional opportunity for ambulatory software providers like us. Our strategy is to focus on addressing the growing needs of accountable care organizations around interoperability, patient engagements, population health, and data analytics.
We believe that our core strength lies in the central role our software products and services play in the delivery of healthcare by the primary physician in an ambulatory setting. We intend to remain at the forefront of upcoming new regulatory requirements and meaningful use requirements for stimulus payments. We intend to continue the development and enhancement of our software solutions to support healthcare reform, such as the recently enacted MACRA, which promotes the transition from fee-for-service to value-based, pay-for-performance and patient-centric and quality initiatives such as accountable care organizations. Key elements of our future software development will be to expand our interoperability capabilities enhancing the competitiveness of our software offerings, make our products more intuitive and easy to use, and to enhance the capability of our MediTouch® Platform to allow us to deliver our software over the cloud to larger ambulatory care practices.
In addition to the activities described above, mergers and acquisitions have been important to our development. In September 2013 we acquired Mirth Corporation ("Mirth"), a global leader in health information technology that helps clients achieve interoperability. In April 2015, we acquired Gennius, Inc. ("Gennius"), a population health analytics company which we believe enhances and leverages our acquisition of Mirth by broadening our business intelligence capabilities in the growing population health and value based care areas.
On October 22, 2015, we divested our Hospital Solutions Division in order to focus our efforts and resources on our core ambulatory business.
In January 2016, we completed the acquisition of HealthFusion Holdings, Inc. ("HealthFusion"), a cloud-based healthcare information technology (“HCIT”) company providing electronic health record (“EHR”) and practice management (“PM”) software primarily to the one-to-ten physician size market. We entered into a revolving credit agreement to fund the transaction. We believe the acquisition provided us with access to a market we were not in and provides us with technology that will accelerate our transition to the cloud.
We continue to evaluate the organizational structure of our company with the objective of achieving greater synergies and further integration of our products and services, in support of our business strategies. In fiscal 2016, we initiated a three-phase plan to better position our organization for future success. In the first phase, we redesigned the organization to more effectively support the execution of our strategy. We also transformed our management team with the appointment of a new chief executive officer, chief financial officer, chief technology officer, and chief client officer. This first phase was completed in April 2016, when we announced a corporate reorganization to enable a more efficient, integrated and client-centered delivery of the holistic solutions that we believe is required by our ambulatory care clients. The reorganization includes merging our business units into a single, streamlined, functional-based organization structure.
We are now beginning phase two of the plan, which includes building and enhancing the capabilities that will drive future revenue growth. The third phase of the plan will consist of developing the services and solutions to accelerate revenue growth.
Under our reorganization plan, we expect to reduce our domestic headcount by approximately 150 employees, or approximately six percent of our U.S.-based workforce. We expect to incur approximately $4.0 million of reorganization-related charges, consisting principally of severance and other one-time termination benefits, during the first and second quarters of fiscal year 2017. We also expect approximately $14.0 million to $16.0 million of personnel-related savings in fiscal year 2017, excluding the reorganization-related charge.

We have and intend to continue investments in our infrastructure, including but not limited to maintaining and expanding sales, marketing and product development activities to improve patient care and reduce healthcare costs, providing industry-leading, integrated clinical and administrative healthcare data systems, services, and expertise to clinical, medical, technology, and healthcare business professionals while continuing our strong commitment of service in support of our client satisfaction programs. These investments in our infrastructure will continue while maintaining reasonable expense discipline. We strive to add new clients and expand our relationship with existing clients through delivery of add-on and complementary products and services and believe that our client base that is using our software on a daily basis is a strategic asset. We intend to leverage this strategic asset by expanding our product and service offerings towards this client base.
Led by our vision and mission, we are resetting our strategy and structure to deliver value to our clients. To achieve a lower-cost, increased capability structure, our new management team is building what we believe is an aligned, client-focused organization, supported by a recurring revenue stream and a large and diverse existing client base.
We strive to be the trusted partner for clients of all size, integrating services, software and analytics into a consolidated solution. The opportunity to increase value and quality of our client experience is addressed in our five key strategic priorities, including (i) cloud transition, (ii) focus on the ambulatory client segment, (iii) solutions selling, (iv) more effective use of capital, and (v) population health software and services. Refer to “Item 1. Business” included elsewhere in this Report for additional information on each of our key strategic priorities.
As a healthcare information technology and services company, we plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities as we guide our clients from fee-for-service to fee-for-value payer reimbursement models. With approximately 90,000 providers using our solutions, we are enabling care and believe we can truly transform the delivery of care.
Executive Overview of Our Results
The following are our key financial results for the fiscal year ended March 31, 2016. Refer to the discussion and analysis of our results in the sections below for additional details.

•	Revenues were $492.5 million

•
Recurring services revenue, consisting of consisting of software related subscription services, support and maintenance, RCM and related services, and EDI and data services, comprised approximately 78% of consolidated revenue

•	Consolidated gross profit was $266.9 million, or 54.2% as a percentage of revenue

•	Cost of revenue was $225.6 million

•	Selling, general and administrative expenses were $156.2 million

•	Net research and development costs were $65.7 million

•	Amortization of acquired intangible assets were $5.4 million

•	Non-cash impairment charge of $32.2 million was recorded related to the write-off of capitalized software development costs

•	Income from operations income was $7.4 million

•	Effective tax rate was 10.5%, impacted by permanent items such as the federal research and development tax credit, in relation to our pre-tax net income

•	Net income was $5.7 million, or $0.09 per share on both a basic and fully diluted basis

•	Operating cash flow was $40.8 million

Results of Operations
The following table sets forth the percentage of revenue represented by each item in our consolidated statements of comprehensive income for the years ended March 31, 2016, 2015, and 2014 (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
	2016	2015	2014
Revenues:
Software license and hardware	14.3%	16.7%	17.8%
Software related subscription services	11.2	9.1	6.1
Total software, hardware and related	25.6	25.8	24.0
Support and maintenance	33.5	34.5	36.0
Revenue cycle management and related services	16.9	15.1	14.2
Electronic data interchange and data services	16.7	15.6	15.1
Professional services	7.3	9.0	10.7
Total revenues	100.0	100.0	100.0
Cost of revenue:
Software license and hardware	5.6	5.9	11.1
Software related subscription services	5.4	4.2	2.8
Total software, hardware and related	11.0	10.1	13.9
Support and maintenance	6.4	5.9	5.1
Revenue cycle management and related services	11.7	11.1	10.4
Electronic data interchange and data services	10.2	9.8	9.6
Professional services	6.6	8.6	10.6
Total cost of revenue	45.8	45.5	49.5
Gross profit	54.2	54.5	50.5
Operating expenses:
Selling, general and administrative	31.7	32.3	33.6
Research and development costs, net	13.3	14.1	9.3
Amortization of acquired intangible assets	1.1	0.8	1.1
Impairment of assets	6.5	0.0	1.3
Total operating expenses	52.7	47.1	45.3
Income from operations	1.5	7.3	5.2
Interest income	0.0	0.0	0.0
Interest expense	(0.3)	(0.1)	0.0
Other expense, net	0.0	0.0	(0.1)
Income before provision for income taxes	1.3	7.3	5.2
Provision for income taxes	0.1	1.7	1.6
Net income	1.1%	5.6%	3.5%

Revenues
The following table presents our consolidated revenues for the years ended March 31, 2016, 2015, and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Revenues:
Software license and hardware	$70,523	$81,649	$79,366
Software related subscription services	55,403	44,592	27,335
Total software, hardware and related	125,926	126,241	106,701

Support and maintenance	165,200	169,219	160,060
Revenue cycle management and related services	83,006	74,237	62,976
Electronic data interchange and data services	82,343	76,358	67,295
Professional services	36,002	44,170	47,635
Total revenues	$492,477	$490,225	$444,667
We generate revenue from sales of licensing rights and subscriptions to our software products, hardware and third party software products, support and maintenance services, revenue cycle management and related services ("RCM"), electronic data interchange and data services (“EDI”), and professional services, such as implementation, training, and consulting performed for clients who use our products.
Consolidated revenue for the year ended March 31, 2016 increased $2.3 million compared to the prior year due to higher software related subscription services, RCM, and EDI revenue, offset by lower software license and hardware, professional services, and support and maintenance revenue. The acquisition of HealthFusion in January 2016 contributed revenues of $8.8 million for the year ended March 31, 2016. Revenue for the Hospital Solutions Division decreased $10.5 million compared to the prior year primarily due to its disposition in October 2015.
The $11.1 million decline in software license and hardware revenue compared to the prior year reflects the increasingly saturated end-market for electronic health records software and the disposition of the Hospital Solutions Division, which contributed to $1.9 million of the total decrease in software license and hardware revenue. Software related subscription services revenue increased $10.8 million compared to the prior year primarily due to additional revenues from the acquisition of HealthFusion, combined with growth in subscriptions related to our interoperability, patient portal, and QSIDental Web product offerings as we continue to expand our client base, offset by a $1.9 million decrease primarily related to the disposition of Hospital Solutions Division. Support and maintenance revenue decreased $4.0 million, which consists of a $4.9 million decrease related to the Hospital Solutions Division, partially offset by growth in support and maintenance related to our interoperability solutions and other ambulatory software products. RCM and EDI revenue grew by $8.8 million and $6.0 million, respectively, compared to the prior year due to addition of new clients and further penetration of our existing client base. The acquisition of HealthFusion also partially contributed to the increase in EDI revenues. Professional services revenue decreased $8.2 million compared to the prior year due to the recent decline in system sales, resulting in lower client demand for our core software products and related implementation, training, and consulting services. The disposition of the Hospital Solutions Division also contributed to $1.7 million of the decrease in professional services revenue.
Consolidated revenue for the year ended March 31, 2015 increased $45.6 million compared to the year ended March 31, 2014 due to a $17.3 million increase in software related subscription services revenue, a $9.2 million increase in support and maintenance, an $11.3 million increase in RCM, a $9.1 million increase in EDI, and a $2.3 million increase software license and hardware revenue, offset by a $3.5 million decline in professional services revenue. The increase in software related subscription services and support and maintenance is partially due to a full year contribution of revenues for the year ended March 31, 2015 from Mirth, which was acquired in September 2013. Software related subscription services revenue also increased due to growth in our interoperability and patient portal subscriptions while support and maintenance, RCM and EDI revenues benefited from both organic growth and the addition of new clients. The growth in software license and hardware revenue compared to the year ended March 31, 2014 was primarily due to lower sales returns and related reserves at the Hospital Solutions Division. Professional services decreased due to lower demand for related system sales.
Recurring service revenue, consisting of software related subscription services, support and maintenance, RCM, and EDI, represents 78%, 74%, and 71% of total revenue for the years ended March 31, 2016, 2015 and 2014, respectively.
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

Gross Profit
The following table presents our consolidated cost of revenue and gross profit for the years ended March 31, 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Total cost of revenue	$225,615	$223,164	$220,163
Gross profit	266,862	267,061	224,504
Gross margin %	54.2%	54.5%	50.5%
Cost of revenue consists primarily of compensation expense, including share-based compensation, for personnel that deliver our products and services. Cost of revenue also includes amortization of capitalized software costs and acquired technology, third party consultant and outsourcing costs, costs associated with our EDI business partners and clearinghouses, hosting service costs, third party software costs and royalties, and other costs directly associated with delivering our products and services. Refer to Note 8, "Capitalized Software Costs" of our notes to consolidated financial statements included elsewhere in this Report for additional information and an estimate of future expected amortization of capitalized software costs.
Share-based compensation expense included in cost of revenue was approximately $0.4 million, $0.4 million, and $0.3 million for the years ended March 31, 2016, 2015, and 2014, respectively, and is included in the amounts above.
Gross profit decreased $0.2 million for the year ended March 31, 2016 compared to the prior year due primarily to a decline in high-margin software license sales associated with the market saturation noted above and a decline in gross profit associated with the disposition of Hospital Solutions Division, offset by increases in gross profit associated with higher software and related subscription services, RCM, and EDI revenues and contributions to gross profit from the acquisition of HealthFusion.
Gross profit increased $42.6 million for the year ended March 31, 2015 compared to the year ended March 31, 2014 primarily reflecting a $20.1 million impairment charge on certain long-term assets of the Hospital Solutions Division recorded to cost of revenue in the year ended March 31, 2014 and growth in revenues noted above.
For the year ended March 31, 2016, gross margin remained relatively consistent at 54.2% compared to 54.5% for the year ended March 31, 2015. Gross margin was 50.5% for the year ended March 31, 2014, which decrease primarily as a result of the Hospital Solutions Division impairment charge that was recorded to cost of revenue, as noted above.
Selling, General and Administrative Expense
The following table presents our consolidated selling, general and administrative expense for the years ended March 31, 2016, 2015, and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Selling, general and administrative	$156,234	$158,172	$149,214
Selling, general and administrative, as a percentage of revenue	31.7%	32.3%	33.6%
Selling, general and administrative expense consist of compensation expense, including share-based compensation, for management and administrative personnel, selling and marketing expense, facilities costs, depreciation, professional service fees, including legal and accounting services, acquisition and transaction-related costs, and other general corporate and administrative expenses.
Share-based compensation expense included in selling, general and administrative expenses was approximately $2.6 million, $2.7 million, and $1.8 million for the years ended March 31, 2016, 2015, and 2014, respectively, and is included in the amounts above.
Selling, general and administrative expenses for the year ended March 31, 2016 decreased $1.9 million compared to the prior year primarily due to a $6.3 million decrease in legal expenses associated mostly with shareholder litigation defense costs (net of insurance recoveries), a $2.1 million decrease in sales commissions related to the decline in new system sales, a $1.5 million decrease in equipment and software maintenance expense, and a $0.7 million decrease in facilities and utilities expense, offset by a $2.7 million increase in bad debt expense, a $2.7 million increase in salaries and benefits, $2.3 million higher transaction costs associated mostly with the acquisition of HealthFusion and a $1.8 million loss on the disposition of the Hospital Solutions Division (including related incremental direct costs).
Selling, general and administrative expenses for the year ended March 31, 2015 increased $9.0 million compared to the year ended March 31, 2014. The increase is due primarily to a $4.6 million increase in salaries and benefits due to increased overall headcount and higher bonus expense, a $2.2 million increase in legal expenses due mostly to higher costs for shareholder litigation defense, a $1.5 million increase in advertising costs as a result of our increased focus on heightened brand awareness plus added utilization of online advertising and media placement, and a $1.5 million increase in acquisition costs due mostly to post-acquisition fair value adjustments to contingent consideration related to Mirth, offset by a $0.6 million decrease in bad debt expense and $0.2 million net decrease in other selling and administrative expenses.
Research and Development Costs, net
The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the years ended March 31, 2016, 2015, and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Gross expenditures	$80,336	$83,841	$62,308
Capitalized software costs	(14,675)	(14,601)	(20,784)
Research and development costs, net	$65,661	$69,240	$41,524

Research and development costs, net, as a percentage of revenue	13.3%	14.1%	9.3%
Capitalized software costs as a percentage of gross expenditures	18.3%	17.4%	33.4%
Gross research and development expenditures, including costs expensed and costs capitalized, consist of compensation expense, including share-based compensation, for research and development personnel, certain third-party consultant fees, software maintenance costs, and other costs related to new product development and enhancement to our existing products. We intend to continue to invest heavily in research and development expenses as we continue to bring additional functionality and features to the medical community and develop a new integrated inpatient and outpatient, web-based software platform.
The capitalization of software development costs results in a reduction to our reported net research and development costs. Our software capitalization rate, or capitalized software costs as a percentage of gross expenditures, has varied historically and may continue to vary based on the nature and status of specific projects and initiatives in progress. Although changes in software capitalization rates have no impact on our overall cash flows, it results in fluctuations in the amount of software development costs being expensed up front and the amount of net research and development costs reported in our consolidated statement of comprehensive income.
Share-based compensation expense included in net research and development costs was approximately $0.3 million, $0.4 million, and $0.3 million for the years ended March 31, 2016, 2015, and 2014, respectively, and is included in the amounts above.
Net research and development costs for the year ended March 31, 2016 decreased $3.6 million compared to the prior year primarily due to lower gross expenditures related to our NextGen Now development project.
Net research and development costs for the year ended March 31, 2015 increased $27.7 million compared to the year ended March 31, 2014 due to an increase in our gross expenditures as well as a decline in the software capitalization rate. Gross expenditures increased due to the inclusion of a full year impact of Mirth related costs and increased investment in the development of new products, enhancements to our specialty templates, and other enhancements to our existing products and preparation for ICD-10 requirements that were forthcoming at that time. The reduction in the software capitalization rate to 17.4% compared to 33.4% in the year ended March 31, 2014 reflects a trend towards a more agile development approach that inherently shortened the time frame during which development costs may be capitalized.
Amortization of Acquired Intangible Assets
The following table presents our amortization of acquired intangible assets for the years ended March 31, 2016, 2015, and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Amortization of acquired intangible assets	$5,367	$3,693	$4,805
Amortization of acquired intangible assets included in operating expense consist of the amortization related to our customer relationships, trade name, and contracts intangible assets acquired as part of our business combinations. Refer to Note 7, "Intangible Assets" of our notes to consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.
Amortization of acquired intangible assets for the year ended March 31, 2016 increased $1.7 million compared to the prior year due to additional amortization of the customer relationships and trade name intangible assets related to the acquisition of HealthFusion. Amortization of acquired intangible assets for the year ended March 31, 2015 decreased $1.1 million compared to the year ended March 31, 2014 primarily due to the full impairment of acquired intangible assets related to the Hospital Solutions Division recorded in year ended March 31, 2014 and resulting cessation in associated amortization. Refer to Note 5, "Business

Combinations and Disposals" of our notes to consolidated financial statements included elsewhere in this Report for additional information.
Impairment of Assets
The following table presents our impairment of assets for the years ended March 31, 2016, 2015, and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Impairment of assets	$32,238	$—	$5,873
During the year ended March 31, 2016, we recorded a non-cash impairment charge of $32.2 million that is reflected within the impairment of assets caption in our consolidated statements of comprehensive income. The impairment relates to our previously capitalized investment in the NextGen Now development project, which we deemed to have zero net realizable value. The impairment charge did not result in, nor is it expected to result in, any cash expenditures. The impairment charge follows our assessment of the NextGen Now development project and the MediTouch platform that we obtained through our recent acquisition of HealthFusion. We have determined that the MediTouch platform offers the most efficient path to providing a high-quality, robust, cloud-based solution for ambulatory care.  Accordingly, we have decided to cease further investment in NextGen Now and immediately discontinue all efforts to use or repurpose the NextGen Now platform.
During the year ended March 31, 2014, we recorded a $26.0 million impairment charge on certain long-term assets, including goodwill, intangible assets, and capitalized software costs, of the Hospital Solutions Division, of which $20.1 million was recorded to cost of revenue, as noted above, and the remaining $5.9 million is reflected as impairment of assets in our consolidated statements of comprehensive income.
Interest and Other Income and Expense
The following table presents our interest expense for the years ended March 31, 2016, 2015, and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Interest income	$428	$111	$269
Interest expense	(1,304)	(341)	—
Other expense, net	(166)	(62)	(356)
Interest income relates primarily to our marketable securities. Interest expense relates to our revolving credit agreement that was entered into in January 2016 and the related amortization of deferred debt issuance costs. Refer to Note 9, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information. Other expense and income relates primarily to net realized gains and losses on our marketable securities.
Interest expense for the year ended March 31, 2016 increased $1.0 million compared to the prior year. The increase is primarily related to the interest expense associated with our revolving credit agreement and the amortization of deferred debt issuance costs. As of March 31, 2016, we had $105.0 million in outstanding loans under the revolving credit agreement.
All other fluctuations in interest and other income and expense are not deemed significant.
Provision for Income Taxes
The following table presents our provision for income taxes for the years ended March 31, 2016, 2015, and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Provision for income taxes	$663	$8,332	$7,321
Effective tax rate	10.5%	23.4%	31.8%
The effective tax rate for the year ended March 31, 2016 decreased compared to the prior year primarily as a result of favorable tax benefits from the federal research and development tax credit and other permanent items having a more significant effective tax rate impact due to lower income before taxes for the year ended March 31, 2016. The Internal Revenue Service statute related to research and development credits expired on December 31, 2014 and was retroactively reinstated and made permanent in December 2015. The research and development credits claimed for the year ended March 31, 2016 represent credits for the twelve-month period.

The effective tax rate for the year ended March 31, 2015 decreased compared to the year ended March 31, 2014 primarily due to an increase in benefit from the federal research and development tax credit and an increase in the qualified production activities deduction. In addition, the year ended March 31, 2014 included a non-deductible expense related to the Hospital Solutions Division impairment charge, resulting in an incremental decrease in the effective tax rate for the year ended March 31, 2015.
Refer to Note 11, “Income Tax” of our notes to consolidated financial statements included elsewhere in this Report for a reconciliation of the federal statutory income tax rate to our effective tax rate.
Net Income
The following table presents our net income and net income per share and for the years ended March 31, 2016, 2015, and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Net income	$5,657	$27,332	$15,680
Net income per share:
Basic	$0.09	$0.45	$0.26
Diluted	$0.09	$0.45	$0.26
As a result of the foregoing changes in revenue and expense, net income for the year ended March 31, 2016 decreased $21.7 million compared to the prior year. The significant decrease is primarily due to the $32.2 million impairment of previously capitalized software costs, offset by a decrease in provision for income taxes as a result of lower pre-tax net income.
Net income for the year ended March 31, 2015 increased $11.7 million compared to the year ended March 31, 2014 primarily due to the $26.0 million impairment charge on certain long-term assets of the Hospital Solutions Division during the year ended March 31, 2014 and higher revenues during the year ended March 31, 2015, offset by an increase in selling, general, and administrative expense and net research and development costs.
Operating Segment Information
Our business divisions consist of the NextGen Division, the RCM Services Division, the QSI Dental Division, and the former Hospital Solutions Division that was divested in October 2015. Our divisions share the resources of our “corporate office,” which includes a variety of accounting, finance and other administrative functions.
The following table presents an overview of our operating results by segment for the years ended March 31, 2016, 2015, and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Revenue:
NextGen Division	$375,801	$373,765	$341,120
RCM Services Division	89,831	80,005	68,093
QSI Dental Division	19,376	18,451	19,840
Hospital Solutions Division	7,469	18,004	15,614
Consolidated revenue	$492,477	$490,225	$444,667

Operating income:
NextGen Division	$182,508	$182,320	$162,948
RCM Services Division	17,639	13,919	11,719
QSI Dental Division	6,101	5,161	6,183
Hospital Solutions Division	(927)	(1,339)	(7,237)
Corporate and unallocated	(197,959)	(164,105)	(150,525)
Consolidated operating income	$7,362	$35,956	$23,088

NextGen Division
NextGen Division revenue for the year ended March 31, 2016 increased $2.0 million and divisional operating income increased $0.2 million compared to the prior year. The increase in revenue was driven largely by growth in our recurring services revenue, including a $12.2 million increase in software related subscription services, a $4.9 million increase in EDI revenue, and $1.2 million increase in support and maintenance, offset by a $9.2 million decrease in software license and hardware revenue and a $7.1 million decrease in professional services. The growth in software related subscription services was driven by additional revenues from the acquisition of HealthFusion in January 2016, combined with growth in subscriptions related to our interoperability and patient portal product offerings as we continue to expand our client base. The increase in EDI revenue comes from the addition of new clients and further penetration of our existing client base, and the increase in support and maintenance is related to our interoperability solutions and other ambulatory software products. The decline in software license and hardware revenue and professional services revenue compared to the prior year reflects the increasingly saturated end-market for electronic health records software, resulting in lower client demand for our core software products and related implementation, training, and consulting services. The increase in divisional operating income is primarily due to lower operating expenses, which was partially offset by lower divisional gross profit caused by the decline in high-margin software license sales.
NextGen Division revenue for the year ended March 31, 2015 increased $32.6 million and divisional operating income increased $19.4 million compared to the year ended March 31, 2014. The increase in revenue was driven largely by growth in our recurring services revenue, including a $16.1 million increase in software related subscription services, $9.4 million increase in support and maintenance, and an $8.9 million increase in EDI revenue, offset by a $2.2 million decrease in software license and hardware revenue. The increase in software related subscription services was driven by growth in subscriptions related to our interoperability and patient portal product offerings. The increase in support and maintenance is related to our interoperability solutions and other ambulatory software products, and the increase in EDI revenue comes from the addition of new clients and further penetration of our existing client base. The decline in software license and hardware revenue reflects the increasingly saturated end-market for electronic health records software. The increase in divisional operating income is primarily the result of higher gross profit from the aforementioned increases in revenue, combined with a net decline in overall operating expenses, including decreases in sales commissions related to a the change in revenue mix towards recurring service revenue, which has a lower commissions rate than system sales, and a decrease in bad debt expense as a result of improved collections from greater emphasis on working capital management.
Our goals for the NextGen Division include further enhancement of our existing products, including expansion of our software and service offerings that support pay-for-performance initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, enhancing our managed cloud and hosting services to lower our clients' total cost of ownership, expanding our interoperability and enterprise analytics capabilities, and further development and enhancements of our portfolio of specialty focused templates within our electronic health records software. We intend to remain at the forefront of upcoming new regulatory requirements, including meaningful use requirements for stimulus payments and recent healthcare reform that is driving the transition towards pay-for-performance, value-based reimbursement models. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within the RCM Services Division. Our acquisition of HealthFusion will allow us expand our client base and cloud-based solution capabilities in the ambulatory market and meet the needs of practices of increasing size and complexity. Our acquisitions of Mirth and Gennius improve our competitiveness in the markets and provide new clients and expanded markets for the NextGen Division and also support our strategy to focus on accountable care organizations around interoperability, patient engagements, population health and collaborative care management, and enterprise analytics. We believe we are well-positioned within the evolving healthcare market to deliver products and services that address the growing importance of quality collaborative care and shift from fee-for-service to value-based, pay-for-performance care.
We believe that the NextGen Division’s results are attributed to a strong brand name and reputation within the marketplace for healthcare information technology software and services and investments in sales and marketing activities, including new marketing campaigns, Internet advertising investments, tradeshow attendance and other expanded advertising and marketing expenditures.
RCM Services Division
RCM Services Division revenue for the year ended March 31, 2016 increased $9.8 million and divisional operating income increased $3.7 million compared to the prior year. The increase in RCM revenue was driven by the addition of new clients during the year, organic growth achieved through cross selling RCM services to NextGen Division clients, and the ramping up of services provided to our existing RCM services clients. The increase in divisional operating income primarily reflects the increase in revenues and improved profit margin due to a reduction in our third party outsource costs, offset by higher sales commissions and other general and administrative compensation expense.
RCM Services Division revenue for the year ended March 31, 2015 increased $11.9 million and divisional operating income increased $2.2 million compared to the year ended March 31, 2014. The increase in RCM revenue for the year ended March 31, 2015 was also due to the addition of new clients during the year, organic growth achieved through cross selling RCM services to NextGen Division clients, and the ramping up of services provided to our existing RCM services clients. The increase in divisional operating income primarily reflects the increase in revenues. Divisional gross profit margin remained consistent in the year ended March 31, 2015 compared to the year ended March 31, 2014.
We believe that a significant opportunity exists to continue cross selling RCM services to existing clients. The portion of existing NextGen clients who are using the RCM Services Division's services is approximately 10%. We are actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen Division's sales force towards selling RCM services. We also believe that ongoing increases in the complexity of medical billing and collections processes, including the migration to value-based reimbursement models, will create additional opportunities for our RCM Services Division.
QSI Dental Division
QSI Dental Division revenue for the year ended March 31, 2016 increased $0.9 million and divisional operating income increased $0.9 million compared to the prior year. The increase in revenue was driven by growth in our recurring QSIDental Web subscriptions and EDI revenue and a decrease in sales returns and related reserves compared to the prior year. The increase in divisional operating income is attributed mostly to the increase in revenues.
QSI Dental Division revenue for the year ended March 31, 2015 decreased $1.4 million and divisional operating income decreased $1.0 million compared to the year ended March 31, 2014. The decrease in revenue was primarily the result of lower software license sales and lower support and maintenance due to transition of sales to QSIDental Web subscriptions. Software related subscription services increased $0.1 million for the year ended March 31, 2015 compared to the year end March 31, 2014. The decrease in divisional operating income is attributed mostly to the decline in revenues, offset by lower sales commissions and other operating expenses.
We believe that the QSI Dental Division is well-positioned to sell to the FQHCs market and intends to continue leveraging the NextGen Division's sales force to sell its dental electronic medical records software to practices that provide both medical and dental services, such as FQHCs, which are receiving grants as part of the ARRA. Our goal for the QSI Dental Division is to continue to invest in the new cloud-based QSIDental Web platform while aggressively marketing QSIDental Web to both new and existing clients.
Hospital Solutions Division
Hospital Solutions Division revenue for the year ended March 31, 2016 decreased $10.5 million and divisional operating loss decreased $0.4 million compared to the prior year. The decrease in revenue was primarily due to the disposition of the division in October 2015 and lower demand for our hospital-related products. The reduction in divisional operating loss and improvement in operating results is due mostly to a decrease in selling, general and administrative expenses associated with a decline in divisional headcount.
Hospital Solutions Division revenue for the year ended March 31, 2015 increased $2.4 million and divisional operating income increased $5.9 million compared to the year ended March 31, 2014. Revenue was positively impacted by an increase in software license and hardware revenue related to lower sales returns and related reserves related to our significant efforts to successfully resolve certain product-related issues with our clients. The increase in divisional operating income is primarily related to an improvement in gross margins to 27.1% in the year ended March 31, 2015 compared to (10.1%) negative gross margins in the year ended March 31, 2014, which is attributed mostly reductions in professional services headcount and associated compensation expense.
Corporate and unallocated
The major components of the corporate and unallocated amounts are summarized in the table below (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Research and development costs, net	$65,661	$69,240	$41,524
Amortization of capitalized software costs	9,891	12,817	12,338
Marketing expense	13,490	11,913	10,123
Loss on disposition of Hospital Solutions Division	1,366	—	—
Impairment of assets	32,238	—	25,971
Other corporate and overhead costs	75,313	70,135	60,569
Total corporate and unallocated	$197,959	$164,105	$150,525
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
Effective April 1, 2015, as part of our ongoing efforts to refine the measurement of our segment data to better reflect an organizational structure whereby certain expenses managed by functional area leadership are no longer classified within the operating segments but rather as a component of corporate and unallocated, we no longer classify certain costs within the information services and credit granting and collections functional areas, such as bad debt expense and other information services related general and administrative costs, within the operating segments. Such classification is consistent with the disaggregated financial information used by our chief decision making group. We have retroactively reclassified the prior years' operating income in the table above to present all segment information on a comparable basis.
Corporate and unallocated expense for the year ended March 31, 2016 increased $33.9 million compared to the prior year. The net increase in corporate and unallocated expense is due to a $1.6 million increase in marketing expense, a $1.4 million loss on the disposition of the Hospital Solutions Division, a $32.2 million impairment charge related to previously capitalized software development costs for the NextGen Now development project, and a $5.2 million increase in other corporate and overhead costs, offset by a $3.6 million decrease in net research and development costs and a $2.9 million decrease in amortization of capitalized software costs. The increase in marketing is due to higher cost associated with conferences and conventions and increased utilization of online advertising and media placement services. The increase in other corporate and overhead costs is primarily due an increase in amortization of acquired intangible assets and transaction costs associated with the acquisition of HealthFusion, an increase selling, general, and administrative salaries and benefits, and higher bad debt expense and corporate consulting costs, offset by a decrease in legal expenses associated mostly with shareholder litigation defense costs (net of insurance recoveries).
Corporate and unallocated expense for the year ended March 31, 2015 increased $13.6 million compared to the year ended March 31, 2014. The net increase in corporate and unallocated expense is due to a $27.7 million increase in net research and development costs, a $0.5 million increase in amortization of capitalized software costs, a $1.8 million increase in marketing expense, and a $9.6 million decrease in other corporate and overhead costs, offset by the $26.0 million Hospital Solutions Division impairment charge recorded in the year ended March 31, 2014. The increase in marketing is due to higher headcount and associated compensation expense and increased utilization of online advertising and media placement services. The increase in other corporate and overhead costs is primarily due higher in salaries and benefits, legal expense related to shareholder litigation defense, and acquisition related costs. As noted above, we experienced a significant increase in bad debt expense for the year ended March 31, 2016 because our aggressive working capital management and improved collections in the prior year resulted in a significant decrease to accounts receivable, a decline in DSO, and lower bad debt expense in the prior year relative to previous periods.
Refer to the "Research and Development, net" section above for further discussion and analysis on research and development costs and amortization of capitalized software costs.
Liquidity and Capital Resources
The following table presents selected financial statistics and information for the years ended March 31, 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Cash and cash equivalents and marketable securities	$36,473	$130,585	$113,801
Unused portion of revolving credit agreement (1)	$145,000	$—	$—
Total liquidity	$181,473	$130,585	$113,801

Net income	$5,657	$27,332	$15,680
Net cash provided by operating activities	$40,796	$82,758	$104,051
___________________________
(1) As of March 31, 2016, we had our outstanding loans of $105.0 million under our $250.0 million revolving credit agreement.

Cash Flows from Operating Activities
The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Net income	$5,657	$27,332	$15,680
Non-cash expenses	81,013	23,546	54,791
Cash from net income (as adjusted)	86,670	50,878	70,471

Change in assets and liabilities	(45,874)	31,880	33,580
Net cash provided by operating activities	$40,796	$82,758	$104,051

Refer to the "Net Income" section above for additional details regarding the fluctuations in net income. Also, as noted above we recorded non-cash impairment charges of $32.2 million and $26.0 million in the years ended March 31, 2016 and March 31, 2014, respectively, which were the primary drivers of the changes in non-cash expenses shown in the table above.
For the year ended March 31, 2016, cash provided by operating activities declined $42.0 million compared to prior year, which was caused by a $77.8 million decline attributed to changes in assets and liabilities, partially offset by an increase of $35.8 million in cash flows due to higher net income, excluding non-cash expenses. The reduction in cash flows due to changes in assets and liabilities is mostly attributed to payments of income taxes during the period and payments of accrued bonuses in the current fiscal year related to the fiscal 2015 incentive compensation plans.
Although net cash provided by operating activities for the year ended March 31, 2016 declined compared to the prior year, cash provided by operating activities has historically been, and is expected to continue to be, our primary source of cash, driven by our net income and working capital management.
Net cash provided by operating activities for the year ended March 31, 2015 decreased by $21.3 million as compared to the year ended March 31, 2014. The decrease was primarily due to a $32.8 million decline in cash attributable to changes in accounts receivable resulting from a substantial decline in accounts receivable in the prior year due to improved collections and aggressive working capital management and a $19.6 million decline in cash attributable to net income excluding non-cash expenses resulting mostly from the Hospital Solutions Division impairment charge recorded in the prior year period, offset by changes in income taxes receivable and payable.
Cash Flows from Investing Activities
Net cash used in investing activities for the years ended March 31, 2016, 2015 and 2014 was $190.4 million, $24.5 million and $63.7 million, respectively. The $165.9 million increase in net cash used in investing activities for the year ended March 31, 2016 compared to the prior year is primarily due to the $163.8 million of cash paid (net of cash acquired) for the acquisition of HealthFusion in January 2016, a $7.5 million increase in additions to equipment and improvements, $0.1 million increase in additions to capitalized software, offset by a $3.2 million net increase in cash due to purchases, sales, and maturities of marketable securities and $2.3 million in cash paid for the acquisition of Gennius in the prior year.
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
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended March 31, 2016 was $57.8 million, and cash used in financing activities for the year ended March 31, 2015 and 2014 was $42.4 million and $43.2 million, respectively. The increase in cash flows from financing activities during the year ended March 31, 2016 compared to the prior year is primarily related to our revolving credit agreement, in which we received proceeds of $173.5 million, made principal payments of $68.5 million, and paid $5.4 million in debt issuance and other related fees.
In addition, during the year ended March 31, 2016, we received proceeds of $1.0 million from issuance of shares under employee plans and paid $42.9 million in dividends to shareholders. In comparison, we received proceeds of $0.4 million from issuance of shares under employee plans and paid $42.8 million in dividends to shareholders during the year ended March 31, 2015 compared to proceeds of $2.2 million from issuance of shares under employee plans, payment of $42.2 million in dividends to shareholders, and payment of $3.4 million in contingent consideration during the year ended March 31, 2014.

Cash and Cash Equivalents and Marketable Securities
As of March 31, 2016, our combined cash, cash equivalents and marketable securities balance of $36.5 million reflects a $94.1 million decrease compared to the $130.6 million comparable balance as of the prior year. This decrease primarily reflects: a) principal repayments on our revolving credit agreement; b) significant cash payments made in the current fiscal year related to fiscal 2015 accruals for incentive compensation plans and income taxes owing from such year; c) significant increases in cash used for investing activities, including cash paid for the acquisition of HealthFusion and additions to capitalized software costs and equipment and improvements; and d) our dividend payments during the year.
On January 4, 2016, we entered into a $250.0 million revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. The initial draw down on the Credit Agreement was approximately $173.5 million and primarily used for the purposes of funding our acquisition of HealthFusion that was completed on the same date. Our outstanding loans under the Credit Agreement was $105.0 million as of March 31, 2016, reflecting subsequent principal repayments from our cash on hand.
We may continue to use a portion of our funds as well as available financing from the Credit Agreement for future acquisitions or other similar business activities, although the specific timing and amount of funds to be used is not currently determinable. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, the Credit Agreement, as well as our cash generated from operations. We intend to expend some of our available funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products.
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
Our future practice concerning the payment of dividends is uncertain. The Credit Agreement contains restrictions on our ability to declare and pay dividends. Accordingly, we suspended payment of dividends following our previously declared January 4, 2016 dividend payment, and we announced that we do not expect to pay dividends for at least the next twelve months from that time. The payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our credit agreement, operating cash flows, financial condition, operating results, and sufficiency of funds based on our then-current and anticipated cash needs and capital requirements.
We believe that our cash, cash equivalents and marketable securities on hand at March 31, 2016, together with our cash flows from operations and liquidity provided by the Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.
Contractual Obligations
The following table summarizes our significant contractual obligations at March 31, 2016 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2017	2018	2019	2020	2021	2022 and beyond
Operating lease obligations	$70,414	$8,773	$9,863	$8,903	$7,936	$7,909	$27,030
Line of credit obligations (1)	105,000	—	—	—	—	105,000	—
Contingent consideration and other acquisition related liabilities (excluding share-based payments) (2)	15,700	15,700	—	—	—	—	—
Total	$191,114	$23,973	$10,363	$8,903	$7,936	$112,909	$27,030
_______________________
(1) As noted above, we entered into a $250.0 million revolving credit agreement in January 2016, which had $105 million in outstanding loans as of March 31, 2016. The revolving credit agreement matures on January 4, 2021 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. Refer Note 9, "Line of Credit" of our notes to consolidated financial statements included elsewhere in this Report for additional details.
(2) In connection with the acquisition of HealthFusion, additional contingent consideration up to $25.0 million in the form of a cash earnout may be paid in our fourth quarter of fiscal 2017, subject to HealthFusion achieving certain revenue targets through December 31, 2016. The fair value of the contingent consideration liability as of March 31, 2016 was $15.0 million, and is included in the table above.

The deferred compensation liability as of March 31, 2016 was $6.4 million, which is not included in the table above as the timing of future benefit payments to employees is not readily determinable.
The uncertain tax position liability as of March 31, 2016 was $4.0 million, which is not included in the table above as the timing of expected payments is not readily determinable.

New Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
As of March 31, 2016 and March 31, 2015, we were subject to minimal market risk on our cash and investments as we maintained our balances in very liquid short term assets, including tax exempt and taxable money market funds, certificates of deposit and short term municipal bonds with average maturities of 365 days or less at the time of purchase.
As of March 31, 2016, we had $105.0 million in outstanding loans under our revolving credit agreement. The revolving loans under the agreement bear interest at our option of either, (a) a base rate based on the highest of (i) the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank, N.A., as its prime rate, (ii) the greater of (A) the federal funds effective rate and (B) the overnight bank funding rate (as determined by the Federal Reserve Bank of New York) plus 0.50% and (iii) the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 1.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 0.50% to 1.50%, or (b) a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 1.50% to 2.50%. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of March 31, 2016 would result in a corresponding change in our annual interest expense of approximately $1.1 million. Refer to Note 9, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.
As of March 31, 2016 and March 31, 2015, we had foreign operations in India that exposed us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See our consolidated financial statements identified in the Index to Financial Statements appearing under “Item 15. Exhibits and Financial Statement Schedules” of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of March 31, 2016, the end of the period covered by this Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
On January 4, 2016, we completed our acquisition of HealthFusion Holdings, Inc. ("HealthFusion"), now a wholly-owned subsidiary. In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2016, we have elected to exclude HealthFusion from our evaluation for fiscal year 2016 as permitted under current SEC rules and regulations. HealthFusion assets and revenues not included in our evaluation represents 1.5% of consolidated assets and 1.8% of consolidated revenues as of and for the year ended March 31, 2016. We are currently in the process of integrating HealthFusion's historical internal controls over financial reporting with the rest of our company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in fiscal year 2017.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 in making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in Item 15 of Part IV of this Report, "Exhibits and Financial Statement Schedules."
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2016, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Annual Report on Form 10-K:

Page
(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets as of March 31, 2016 and 2015	55

Consolidated Statements of Comprehensive Income — Years Ended March 31, 2016, 2015 and 2014	56

Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2016, 2015 and 2014	57

Consolidated Statements of Cash Flows — Years Ended March 31, 2016, 2015 and 2014	58

Notes to Consolidated Financial Statements	59

(2) The following supplementary financial statement schedule of Quality Systems, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

Schedule II — Valuation and Qualifying Accounts	85

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

Index to Exhibits	86

INDEX TO EXHIBITS

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1		Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989(Registration No. 333-00161)		S-1	3.1	January 11, 1996
3.2		Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005		10-K	3.1.1	June 14, 2005
3.3		Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005		8-K	3.01	October 11, 2005
3.4		Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006		8-K	3.1	March 6, 2006
3.5		Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008		8-K	3.1	October 31, 2008
3.6		Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2011		8-K	3.1	October 6, 2011
10.1	*	Form of Non-Qualified Stock Option Agreement for Amended and Restated 1998 Stock Option Plan		10-Q	10.2	December 23, 2004
10.2	*	Form of Incentive Stock Option Agreement for Amended and Restated 1998 Stock Option Plan		10-Q	10.1	December 23, 2004
10.3	*	Amended and Restated 1998 Stock Option Plan		10-K	10.10.1	June 14, 2005
10.4	*	Second Amended and Restated 2005 Stock Option and Incentive Plan		DEF14A	Appendix I	July 1, 2011
10.5	*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.2	June 5, 2007
10.6	*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.3	June 5, 2007
10.7	*	2009 Quality Systems, Inc. Amended and Restated Deferred Compensation Plan.		10-K	10.8	May 30, 2013
10.8	*	Form of Outside Directors Amended and Restated Restricted Stock Agreement		8-K	10.2	February 2, 2010
10.9	*	Form of Outside Director's Restricted Stock Unit Agreement		8-K	10.1	August 15, 2011
10.10	*	Employment Arrangement dated September 19, 2012 between Quality Systems, Inc., and Daniel Morefield		8-K	10.1	September 25, 2012
10.11	*	Form of Indemnification Agreement		8-K	10.1	January 28, 2013
10.12	*	Form of Executive Officer Restricted Stock Agreement		8-K	10.2	May 28, 2013
10.13	*	Description of 2014 Director Compensation Program		8-K	10.3	May 28, 2013
10.14	*	Agreement by and among Quality Systems, Inc., the Clinton Group, Inc. and certain of its affiliates, dated as of July 17, 2013		8-K	10.1	July 17, 2013
10.15	*	Share Purchase Agreement by and among Quality Systems, Inc., each of the shareholders of Mirth Corporation identified on Annex A thereto, and Jon Teichrow dated as of September 9, 2013		10-Q	2.1	October 31, 2013
10.16	*	Form of Performance-Based Restricted Stock Unit Agreement.		10-K	10.17	May 29, 2014
10.17	*	Quality Systems, Inc. 2014 Employee Share Purchase Plan		DEF14A	Annex A	June 27, 2014
10.18	*	Executive Employment Agreement, dated June 3, 2015, between Quality Systems, Inc. and John R. Frantz		8-K	10.1	June 4, 2015
10.19	*	Separation Agreement and General Release, dated June 24, 2015, between Quality Systems, Inc. and Steven Plochocki		8-K	10.1	June 24, 2015
10.20	*	Quality Systems, Inc. 2015 Equity Incentive Plan		8-K	10.1	August 14, 2015
10.21	*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.2	August 14, 2015
10.22	*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.3	August 14, 2015
10.23	*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan		8-K	10.4	August 14, 2015

10.24	*	Agreement and Plan of Merger, dated October 30, 2015, by and among Quality Systems, Inc., Ivory Merger Sub, Inc., HealthFusion Holdings, Inc. and Seth Flam, Sol Lizerbram, and Jonathan Flam, as the Securityholder Representative Committee.		8-K	2.1	October 30, 2015
10.25		Description of 2016 Director Compensation Program		8-K	10.1	December 8, 2015
10.26	*	Credit Agreement, dated as of January 4, 2016, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		10-Q	10.1	January 29, 2016
10.27	*	Employment Offer Letter, dated January 27, 2016, between David Metcalfe and Quality Systems, Inc.		8-K	10.1	January 28, 2016
10.28	*	Employment Offer Letter, dated February 16, 2016, between James R. Arnold and Quality Systems, Inc.		8-K	10.1	February 18, 2016

21		List of subsidiaries.	X
23.1		Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.	X
31.1		Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	**	XBRL Instance
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation
101.DEF	**	XBRL Taxonomy Extension Definition
101.LAB	**	XBRL Taxonomy Extension Label
101.PRE	**	XBRL Taxonomy Extension Presentation
____________________

*	This exhibit is a management contract or a compensatory plan or arrangement.

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

By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James R. Arnold
James R. Arnold
Chief Financial Officer (Principal Financial Officer)

By:	/s/ John K. Stumpf
John K. Stumpf
Principal Accounting Officer

Date: May 25, 2016
KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints John R. Frantz, James R. Arnold, and John K. Stumpf, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Margolis	Chairman of the Board and Director	May 25, 2016
Jeffrey H. Margolis

/s/ Craig A. Barbarosh	Vice Chairman of the Board and Director	May 25, 2016
Craig A. Barbarosh

/s/ John R. Frantz	Chief Executive Officer (Principal Executive Officer) and Director	May 25, 2016
John R. Frantz

/s/ James R. Arnold	Chief Financial Officer (Principal Financial Officer)	May 25, 2016
James R. Arnold

/s/ John K. Stumpf	Principal Accounting Officer	May 25, 2016
John K. Stumpf

/s/ George H. Bristol	Director	May 25, 2016
George H. Bristol

/s/ James C. Malone	Director	May 25, 2016
James C. Malone

/s/ Morris Panner	Director	May 25, 2016
Morris Panner

/s/ D. Russell Pflueger	Director	May 25, 2016
D. Russell Pflueger

/s/ Sheldon Razin	Chairman Emeritus and Director	May 25, 2016
Sheldon Razin

/s/ Lance E. Rosenzweig	Director	May 25, 2016
Lance E. Rosenzweig

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Quality Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Quality Systems, Inc. and its subsidiaries at March 31, 2016 and March 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Recent Accounting Standards in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in the consolidated balance sheets due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

As described in Item 9A - Management’s Report on Internal Control over Financial Reporting, management has excluded HealthFusion Holdings, Inc. (“HealthFusion”), from its assessment of internal control over financial reporting as of March 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded HealthFusion from our audit of internal control over financial reporting. HealthFusion is a wholly-owned subsidiary whose total assets and total revenues represent 1.5% and 1.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2016.

/s/ PricewaterhouseCoopers LLP
Orange County, California
May 25, 2016

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2016	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$27,176	$118,993
Restricted cash and cash equivalents (Note 2)	5,320	2,419
Marketable securities	9,297	11,592
Accounts receivable, net (Note 10)	94,024	107,669
Inventory	555	622
Income taxes receivable	32,709	3,147
Prepaid expenses and other current assets	14,910	11,535
Total current assets	183,991	255,977
Equipment and improvements, net	25,790	20,807
Capitalized software costs, net	13,250	40,397
Deferred income taxes, net	8,198	30,197
Intangibles, net	91,675	27,689
Goodwill	188,837	73,571
Other assets	19,049	11,883
Total assets	$530,790	$460,521
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,126	$10,018
Deferred revenue	57,935	66,343
Accrued compensation and related benefits	18,670	24,051
Income taxes payable	91	10,048
Dividends payable	—	10,700
Other current liabilities	50,238	33,924
Total current liabilities	138,060	155,084
Deferred revenue, net of current	1,335	1,349
Deferred compensation	6,357	5,750
Line of credit	105,000	—
Other noncurrent liabilities	10,661	14,798
Total liabilities	261,413	176,981
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 60,978 and 60,303 shares at March 31, 2016 and 2015, respectively	610	603
Additional paid-in capital	211,262	198,650
Accumulated other comprehensive loss	(481)	(192)
Retained earnings	57,986	84,479
Total shareholders’ equity	269,377	283,540
Total liabilities and shareholders’ equity	$530,790	$460,521

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2016	2015	2014
Revenues:
Software license and hardware	$70,523	$81,649	$79,366
Software related subscription services	55,403	44,592	27,335
Total software, hardware and related	125,926	126,241	106,701
Support and maintenance	165,200	169,219	160,060
Revenue cycle management and related services	83,006	74,237	62,976
Electronic data interchange and data services	82,343	76,358	67,295
Professional services	36,002	44,170	47,635
Total revenues	492,477	490,225	444,667
Cost of revenue:
Software license and hardware	27,506	28,803	49,272
Software related subscription services	26,622	20,672	12,374
Total software, hardware and related	54,128	49,475	61,646
Support and maintenance	31,329	28,866	22,590
Revenue cycle management and related services	57,591	54,406	46,203
Electronic data interchange and data services	50,153	48,244	42,567
Professional services	32,414	42,173	47,157
Total cost of revenue	225,615	223,164	220,163
Gross profit	266,862	267,061	224,504
Operating expenses:
Selling, general and administrative	156,234	158,172	149,214
Research and development costs, net	65,661	69,240	41,524
Amortization of acquired intangible assets	5,367	3,693	4,805
Impairment of assets	32,238	—	5,873
Total operating expenses	259,500	231,105	201,416
Income from operations	7,362	35,956	23,088
Interest income	428	111	269
Interest expense	(1,304)	(341)	—
Other expense, net	(166)	(62)	(356)
Income before provision for income taxes	6,320	35,664	23,001
Provision for income taxes	663	8,332	7,321
Net income	$5,657	$27,332	$15,680
Other comprehensive income:
Foreign currency translation, net of tax	(382)	(117)	(107)
Unrealized gain (loss) on marketable securities, net of tax	93	107	(64)
Comprehensive income	$5,368	$27,322	$15,509
Net income per share:
Basic	$0.09	$0.45	$0.26
Diluted	$0.09	$0.45	$0.26
Weighted-average shares outstanding:
Basic	60,635	60,259	59,918
Diluted	61,233	60,849	60,134
Dividends declared per common share	$0.525	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2013	59,543	$595	$179,743	$126,722	$(11)	$307,049
Common stock issued under stock plans, net of shares withheld for employee taxes	167	2	2,199	—	—	2,201
Common stock issued for earnout settlement	62	1	1,375	—	—	1,376
Common stock issued for acquisitions	434	4	9,269	—	—	9,273
Tax deficiency resulting from exercise of stock options	—	—	(337)	—	—	(337)
Stock-based compensation	—	—	2,490	—	—	2,490
Dividends declared	—	—	—	(42,471)	—	(42,471)
Components of other comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	(64)	(64)
Translation adjustments	—	—	—	—	(107)	(107)
Net income	—	—	—	15,680	—	15,680
Balance, March 31, 2014	60,206	602	194,739	99,931	(182)	295,090
Common stock issued under stock plans, net of shares withheld for employee taxes	79	1	383	—	—	384
Common stock issued for earnout settlement	18	—	284	—	—	284
Tax deficiency resulting from exercise of stock options	—	—	(228)	—	—	(228)
Stock-based compensation	—	—	3,472	—	—	3,472
Dividends declared	—	—	—	(42,784)	—	(42,784)
Components of other comprehensive loss:
Unrealized gain on marketable securities	—	—	—	—	107	107
Translation adjustments	—	—	—	—	(117)	(117)
Net income	—	—	—	27,332	—	27,332
Balance, March 31, 2015	60,303	603	198,650	84,479	(192)	283,540
Common stock issued under stock plans, net of shares withheld for employee taxes	241	3	989	—	—	992
Common stock issued for settlement of contingent consideration	434	4	9,269	—	—	9,273
Tax deficiency resulting from exercise of stock options	—	—	(941)	—	—	(941)
Stock-based compensation	—	—	3,295	—	—	3,295
Dividends declared	—	—	—	(32,150)	—	(32,150)
Components of other comprehensive loss:
Unrealized gain on marketable securities	—	—	—	—	93	93
Translation adjustments	—	—	—	—	(382)	(382)
Net income	—	—	—	5,657	—	5,657
Balance, March 31, 2016	60,978	$610	$211,262	$57,986	$(481)	$269,377

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$5,657	$27,332	$15,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,834	9,323	8,069
Amortization of capitalized software costs	9,891	12,817	12,338
Amortization of other intangibles	11,014	7,127	8,330
Amortization of debt issuance costs	258	—	—
Loss on disposal of equipment and improvements	205	51	192
Provision for bad debts	3,573	855	1,467
Provision for inventory obsolescence	48	25	—
Share-based compensation	3,295	3,472	2,490
Deferred income taxes	10,030	(12,061)	(3,984)
Excess tax benefit from share-based compensation	—	—	(183)
Change in fair value of contingent consideration	261	1,937	101
Loss on disposition of Hospital Solutions Division	1,366	—	—
Impairment of assets	32,238	—	25,971
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	9,929	4,744	37,461
Inventory	17	187	(81)
Accounts payable	(271)	1,281	(4,170)
Deferred revenue	(8,390)	(5,610)	1,036
Accrued compensation and related benefits	(5,914)	8,098	4,038
Income taxes	(40,471)	18,178	(9,227)
Deferred compensation	607	941	1,000
Other assets and liabilities	(1,381)	4,061	3,523
Net cash provided by operating activities	40,796	82,758	104,051
Cash flows from investing activities:
Additions to capitalized software costs	(14,675)	(14,601)	(20,784)
Additions to equipment and improvements	(14,013)	(6,531)	(7,934)
Proceeds from sales and maturities of marketable securities	8,795	11,077	15,475
Purchases of marketable securities	(6,637)	(12,123)	(15,386)
Purchase of Mirth	—	—	(35,033)
Purchase of Gennius	—	(2,345)	—
Purchase of HealthFusion, net of cash acquired	(163,843)	—	—
Net cash used in investing activities	(190,373)	(24,523)	(63,662)
Cash flows from financing activities:
Proceeds from line of credit	173,509	—	—
Principal repayments on line of credit	(68,509)	—	—
Excess tax benefit from share-based compensation	—	—	183
Proceeds from issuance of shares under employee plans	992	383	2,200
Dividends paid	(42,850)	(42,770)	(42,203)
Payment of debt issuance costs	(5,382)	—	—
Payment of contingent consideration related to acquisitions	—	—	(3,423)
Net cash provided by (used in) financing activities	57,760	(42,387)	(43,243)
Net increase (decrease) in cash and cash equivalents	(91,817)	15,848	(2,854)
Cash and cash equivalents at beginning of period	118,993	103,145	105,999
Cash and cash equivalents at end of period	$27,176	$118,993	$103,145
QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	Fiscal Year Ended March 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$30,902	$2,523	$20,443
Cash paid for interest	781	—	—
Common stock issued for settlement of share-based contingent consideration	$9,273	$—	$—

Non-cash investing and financing activities:
Tenant improvement allowance from landlord	$2,933	$—	$—
Dividends declared but not paid	$—	$10,700	$10,686
Unpaid additions to equipment and improvements	295	849	419

On January 4, 2016, we acquired HealthFusion in a transaction summarized as follows:
Fair value of net assets acquired	$198,258	$—	$—
Cash paid, net of cash acquired	(163,843)	—	—
Unpaid portion of purchase price	(282)	—	—
Fair value of contingent consideration	(16,700)	—	—
Liabilities assumed	$17,433	$—	$—

On March 11, 2015, we acquired Gennius in a transaction summarized as follows:
Fair value of net assets acquired	$—	$2,571	$—
Cash paid	—	(2,345)	—
Liabilities assumed	$—	$226	$—

On September 9, 2013, we acquired Mirth in a transaction summarized as follows:
Fair value of net assets acquired	$—	$—	$62,787
Cash paid	—	—	(35,033)
Common stock issued at fair value	—	—	(7,882)
Fair value of contingent consideration	—	—	(13,307)
Liabilities assumed	$—	$—	$6,565

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 and 2015
(In thousands, except shares and per share data)
1. Organization of Business
Description of Business
Quality Systems, Inc., primarily through its NextGen Healthcare subsidiary, provides technology-based solutions and services to the United States based ambulatory care market. Our solutions provide our clients with the ability to redesign patient care and other workflow processes while improving productivity through the facilitation of managed access to patient information. We help promote healthy communities by empowering physician practice success and enriching the patient care experience while lowering the cost of healthcare.
We primarily derive revenue by developing and marketing software and services that automate certain aspects of practice management (“PM”) and electronic health records (“EHR”) for medical and dental practices. Our software can be licensed on a perpetual, on-premise basis, hosted in a private cloud or, in certain instances, as a software-as-a-service (“SaaS”) solution. We market and sell our solutions through a dedicated sales force and to a much lesser extent, through resellers. Our clients include networks of practices such as physician hospital organizations (“PHOs”), management service organizations (“MSOs”), accountable care organizations (“ACOs”), ambulatory care centers, community health centers and medical and dental schools. We also provide implementation and training, support and maintenance for software and complementary services such as revenue cycle management (“RCM”) and electronic data interchange (“EDI”).
We have a history of developing new and enhanced technologies. Over the course of a number of years, we have also made strategic acquisitions to complement and enhance our product portfolio in the ambulatory care, RCM, and hospital markets. In October 2015, we divested our Hospital Solutions Division.
Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612. Our website is located at www.Nextgen.com. We operate on a fiscal year ending on March 31.
2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. HealthFusion is included in the accompanying consolidated financial statements from the date of acquisition. Hospital Solutions Division is included in the accompanying consolidated financial statements through the date of disposition. See Note 5 for additional details.
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
Certain prior period amounts have been reclassified to conform to current year presentation.

References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
Out-of-Period Adjustment.  In the quarter ended March 31, 2016, we recorded an out-of-period adjustment of $1,396 to increase software license and hardware revenue. Approximately $467 of the adjustment originated in periods prior to the beginning of fiscal 2016 and $929 of the adjustment originated in the quarterly interim periods comprising the nine months ended December 31, 2015. We believe that these adjustments were not material to any current, prior interim, or annual periods that were affected.
Use of Estimates. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and recording revenue and expenses during the period.
Revenue Recognition. We generate revenue from sales of licensing rights and subscriptions to our software products, hardware and third party software products, support and maintenance services, revenue cycle management and related services ("RCM"), electronic data interchange and data services (“EDI”), and professional services, such as implementation, training, and consulting performed for clients who use our products.
We generally recognize revenue provided that persuasive evidence of an arrangement exists, fees are considered fixed or determinable, delivery of the product or service has occurred, and collection is considered probable. Revenue from the delivered elements (generally software licenses) are generally recognized upon physical or electronic delivery. In certain transactions where collection is not considered probable, the revenue is deferred until collection occurs. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. We assess whether fees are considered fixed or determinable at the inception of the arrangement and negotiated fees generally are based on a specific volume of products to be delivered and not subject to change based on variable pricing mechanisms, such as the number of units copied or distributed or the expected number of users.
A typical system sale may contain multiple elements, but most often includes software licenses, maintenance and support, implementation and training. Revenue on arrangements involving multiple elements is generally allocated to each element using the residual method when evidence of fair value only exists for the undelivered elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”), which is based on the price charged when the same element is sold separately. We generally establish VSOE for the related undelivered elements based on the bell-shaped curve method. VSOE is established on maintenance for our largest clients based on stated renewal rates only if the rate is determined to be substantive and falls within our customary pricing practices. VSOE calculations are updated and reviewed on a quarterly or annual basis, depending on the nature of the product or service.
Under the residual method, we defer revenue related to the undelivered elements based on VSOE of fair value of each undelivered element and allocate the remainder of the contract price, net of all discounts, to the delivered elements. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.
Revenue related to arrangements that include hosting services is recognized in accordance to the revenue recognition criteria described above only if the client has the contractual right to take possession of the software at any time without incurring a significant penalty, and it is feasible for the client to either host the software on its own equipment or through another third party. Otherwise, the arrangement is accounted for as a service contract in which the entire arrangement is deferred and recognized over the period that the hosting services are being provided.
From time to time, we offer future purchase discounts on our products and services as part of our arrangements. Such discounts that are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, that are incremental to the range of discounts typically given in comparable transactions, and that are significant, are assessed as an additional element of the arrangement. Revenue deferred related to future purchase options are not recognized until either the client exercises the discount offer or the offer expires.
Revenue from professional services, including implementation, training, and consulting services, are generally recognized as the corresponding services are performed. Revenue from software related subscription services and support and maintenance revenue are recognized ratably over the contractual service period. Revenue from EDI and data services and other transaction processing services are recognized at the time the services are provided to clients. Revenue from RCM and related services is derived from services fees for ongoing billing, collections, and other related services, and are generally calculated as a percentage of total client collections. We recognize RCM and related services revenue at the time collections are made by the client as the services fees are not fixed or determinable until such time.
We record revenue net of sales tax obligation in the consolidated statements of comprehensive income.

Cash and Cash Equivalents. Cash and cash equivalents generally consist of cash, money market funds and short-term U.S. Treasury securities with maturities of 90 days or less at the time of purchase. We had cash deposits held at U.S. banks and financial institutions at March 31, 2016 of which $26,017 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. Our cash deposits are exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, we do not anticipate nonperformance by these institutions.
Any money market funds in which we hold a portion of our excess cash invest in only very high grade commercial and governmental instruments, and therefore bear low market risk.
Restricted Cash and Cash Equivalents. Restricted cash and cash equivalents consist of cash that is being held by the Company acting as an agent for the disbursement of certain state social and care services programs. We record an offsetting liability when we initially receive such cash from the programs. We relieve both restricted cash and cash equivalents and the related liability when amounts are disbursed. We earn an administrative fee based on a percentage of the funds disbursed on behalf of the government social and care service programs.
Marketable Securities. Marketable securities are classified as available-for-sale and are recorded at fair value, based on quoted market rates when observable or valuation analysis when appropriate. Unrealized gains and losses, are included in shareholders’ equity. Realized gains and losses on investments are included in other income (expense).
Accounts Receivable Reserves. We maintain reserves for potential sales returns and uncollectible accounts receivable. In aggregate, such reserves reduce our gross accounts receivable to estimated net realizable value.
Our standard contracts generally do not contain provisions for clients to return products or services. However, we historically have accepted sales returns under certain circumstances. Accordingly, we estimate sales return reserves, including reserves for returns and other credits, based upon the rate of historical returns by revenue type in relation to the corresponding gross revenues and recognize revenue, net of an allowance for sales returns. If we are unable to estimate the returns, revenue recognition may be delayed until the rights of return period lapses, provided also, that all other criteria for revenue recognition have been met. If we experience changes in practices related to sales returns or changes in actual return rates that deviate from the historical data on which our reserves had been established, our revenues may be adversely affected.
Allowances for doubtful accounts and other uncollectible accounts receivable related to estimated losses resulting from our clients’ inability to make required payments are established based on our historical experience of bad debt expense and the aging of our accounts receivable balances, net of deferred revenue and specifically reserved accounts. Specific reserves are based on our estimate of the probability of collection for certain troubled accounts. Accounts are written off as uncollectible only after we have expended extensive collection efforts.
Our allowances for doubtful accounts are based on our assessment of the collectibility of client accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the client receivable balances as well as external factors such as economic conditions that may affect a client’s ability to pay and review of major third-party credit-rating agencies, as needed.
Inventory. Inventory consists of hardware for specific client orders and spare parts and are valued at lower of cost (first-in, first-out) and net realizable value. Our provision for inventory obsolescence reduces our inventory to net realizable value.
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
Capitalized Software Costs. Software development costs, consisting primarily of employee salaries and benefits, incurred in the research and development of new software products and enhancements to existing software products for external sale are expensed as incurred, and reported as net research and development costs in the consolidated statements of comprehensive income, until technological feasibility has been established. After technological feasibility is established, additional external-sale software development costs are capitalized. Amortization of capitalized software is recorded using the greater of the ratio of current revenues to the total of current and expected revenues of the related product or the straight-line method over the estimated economic life of the related product, which is typically three years. We perform ongoing assessments of the net realizable value of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the projected undiscounted cash flows to be generated from the applicable software, any excess unamortized capitalized software costs are written off. In addition to the assessment of net realizable value, we routinely review the remaining estimated lives of our capitalized software costs and record adjustments, if deemed necessary. The total of capitalized software costs incurred in the development of products for external sale are reported as capitalized software costs within our consolidated balance sheets.
We also incur costs to develop software applications for our internal-use and costs for the development of Software as a Service ("SaaS") based products sold to our clients. The development costs of our SaaS-based products are considered internal-use for accounting purposes. Our internal-use capitalized costs are stated at cost and amortized using the straight-line method over the estimated useful lives of the assets, which is typically three to seven years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized software costs for developing SaaS-based products are reported as capitalized software costs within our consolidated balance sheets and capitalized software costs for developing our internal-use software applications are reported as equipment and improvements within our consolidated balance sheets.
For the year ended March 31, 2016, we determined that our previously capitalized software costs related to our NextGen Now development project was not recoverable and recorded a $32,238 non-cash impairment charge. Refer to Note 8 for additional information.
Business Combinations. In accordance with the accounting for business combinations, we allocate the purchase price of the acquired business to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent our best estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type and nature of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach. The purchase price allocation methodology contains uncertainties as it requires us make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, intangible assets, goodwill, deferred revenue, and contingent consideration liabilities. We estimate the fair value of the contingent consideration liabilities based on the probability of achieving certain business, strategic, or financial milestones and our projection of expected results, as needed. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. Any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of comprehensive income.
Goodwill. Goodwill acquired in a business combination is measured as the excess of the purchase price, or consideration transferred, over the net acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is not amortized as it has been determined to have an indefinite useful life.
We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. Based on our assessment, we have determined that there was no impairment to our goodwill as of June 30, 2015. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.
As part of our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. If the carrying amount of the reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.
During the years ended March 31, 2016 and March 31, 2015, we did not identify any events or circumstances that would require an interim goodwill impairment test.
Intangible Assets. Intangible assets consist of customer relationships, trade names and contracts, and software technology. These intangible assets are recorded at fair value and are reported net of accumulated amortization. We currently amortize the intangible assets over periods ranging from 7 months to 10 years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. We assess the recoverability of intangible assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, impairment is deemed to have occurred and a loss is recognized to reduce the carrying value of the intangible assets to fair value, which is determined by discounting estimated future cash flows. In addition to the impairment assessment, we routinely review the remaining estimated lives of our intangible assets and record adjustments, if deemed necessary.
We determined that there was no impairment to our intangible assets as of March 31, 2016 and March 31, 2015.
Long-Lived Assets. We assess the recoverability of long-lived assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, impairment is deemed to have occurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows. In addition to the impairment assessment, we routinely review the remaining estimated lives of our long-lived assets and record adjustments, if deemed necessary.

Income Taxes. Income taxes are provided based on current taxable income and the future tax consequences of temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. At each reporting period, we assess the realizable value of deferred tax assets based on, among other things, estimates of future taxable income and adjusts the related valuation allowance as necessary. We make a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. The assumptions and estimates consider the taxing jurisdiction in which we operate as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions and future projected profitability based on our interpretation of existing facts and circumstances.
Advertising Costs. Advertising costs are expensed as incurred. We do not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $7,890, $7,079 and $5,600 for the years ended March 31, 2016, 2015 and 2014, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.
Earnings per Share. We provide a dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares below are in thousands.

	Fiscal Year Ended March 31,
	2016	2015	2014
Earnings per share — Basic:
Net income	$5,657	$27,332	$15,680
Weighted-average shares outstanding — Basic	60,635	60,259	59,918
Net income per common share — Basic	$0.09	$0.45	$0.26

Earnings per share — Diluted:
Net income	$5,657	$27,332	$15,680

Weighted-average shares outstanding	60,635	60,259	59,918
Effect of potentially dilutive securities	598	590	216
Weighted-average shares outstanding — Diluted	61,233	60,849	60,134
Net income per common share — Diluted	$0.09	$0.45	$0.26

The computation of diluted net income per share does not include 1,926, 1,656 and 1,355 options for the years ended March 31, 2016, 2015 and 2014, respectively, because their inclusion would have an anti-dilutive effect on net income per share.
Share-Based Compensation. We estimate the fair value of stock options on the date of grant using the Black Scholes option-pricing model based on required inputs, including expected term, volatility, risk-free rate, and expected dividend yield. Expected term is estimated based upon the historical exercise behavior and represents the period of time that options granted are expected to be outstanding and therefore the proportion of awards that is expected to vest. Volatility is estimated by using the weighted-average historical volatility of our common stock, which approximates expected volatility. The risk-free rate is the implied yield available on the U.S. Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. The fair value vest is recognized ratably as expense over the requisite service period in our consolidated statements of comprehensive income.
Share-based compensation is adjusted on a monthly basis for changes to estimated forfeitures based on a review of historical forfeiture activity. To the extent that actual forfeitures differ, or are expected to differ, from the estimate, share-based compensation expense is adjusted accordingly. The effect of the forfeiture adjustments for years ended March 31, 2016, 2015 and 2014 was not significant.
Share-based compensation expense associated with restricted performance shares with market conditions under our executive compensations plans is based on the grant date fair value measured at the underlying closing share price on the date of grant using a Monte Carlo-based valuation model.
See Note 13 for additional details regarding our share-based awards.

The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for years ended March 31, 2016, 2015 and 2014:

	Fiscal Year Ended March 31,
	2016	2015	2014
Costs and expenses:
Cost of revenue	$404	$373	$348
Research and development costs	318	396	323
Selling, general and administrative	2,573	2,703	1,819
Total share-based compensation	3,295	3,472	2,490
Income tax benefit	(1,018)	(1,054)	(794)
Decrease in net income	$2,277	$2,418	$1,696
Recent Accounting Standards. Recent accounting pronouncements implemented during the current year or requiring implementation in future periods are discussed below or in the notes, where applicable.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The amendments in this update are to be applied differently upon adoption with certain amendments being applied prospectively, retrospectively and under a modified retrospective transition method. We are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 is effective for us in the first quarter of fiscal 2019.  We are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We elected to early adopt this standard in the fourth quarter of fiscal 2016 on a retrospective basis. Prior periods have been retrospectively adjusted. The retrospective adoption of ASU 2015-17 resulted in the reclassification of our consolidated balance sheet as of March 31, 2015, for presentation purposes only, in which $24,080 of current deferred tax assets were reclassed to noncurrent deferred tax assets.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. This guidance is effective for us for the quarter ending March 31, 2016. The adoption of this new standard did not have material impact on our consolidated financial statements.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires debt issuance costs to be presented as a deduction from the corresponding debt liability, which is consistent with the presentation of debt discounts or premiums. Given that ASU 2015-03 did not provide direct, authoritative guidance related to accounting for debt issuance costs associated with line-of-credit arrangements, the FASB issued Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15") in August 2015. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance should be applied retrospectively and is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. We elected to early adopt this standard in the fourth quarter of fiscal 2016 and have recorded debt issuance costs related to our revolving credit agreement within other assets on the consolidated balance sheet as of March 31, 2016.
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
In May 2014, the FASB, along with the International Accounting Standards Board, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about revenue and provides improved guidance for multiple element arrangements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, based on the July 2015 decision and issuance of Accounting Standards Update No. 2015-14, Deferral of Effective Date ("ASU 2015-14") by the FASB to delay the effective date by one year. Companies are permitted to adopt this new guidance following either a full retrospective or modified retrospective approach. ASU 2014-09 is effective for us in the first quarter of fiscal 2019. We are currently in the process of evaluating the potential impact of implementation of this updated authoritative guidance on our consolidated financial statements.
We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.
3. Cash and Cash Equivalents
At March 31, 2016 and March 31, 2015, we had cash and cash equivalents of $27,176 and $118,993, respectively. Cash and cash equivalents consist of cash, money market funds and short-term U.S. Treasury securities with original maturities of less than 90 days.

4. Fair Value Measurements
The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2016 and March 31, 2015:

	Balance at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents (1)	$27,176	$27,176	$—	$—
Restricted cash and cash equivalents	5,320	5,320	—	—
Marketable securities (2)	9,297	9,297	—	—
	$41,793	$41,793	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$23,843	—	$—	$23,843
	$23,843	$—	$—	$23,843

	Balance at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents (1)	$118,993	$118,993	$—	$—
Restricted cash and cash equivalents	2,419	2,419	—	—
Marketable securities (2)	11,592	11,592	—	—
	$133,004	$133,004	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$16,155	$—	$—	$16,155
	$16,155	$—	$—	$16,155
____________________

(1)	Cash equivalents consist of money market funds.

(2)	Marketable securities consist of money market instruments and fixed-income securities, including certificates of deposit, corporate bonds and notes, and municipal securities.
Our contingent consideration liabilities relates primarily to the acquisitions of Mirth and HealthFusion. We assess the fair value of contingent consideration liabilities on a recurring basis and any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of comprehensive income. Key assumptions include discount rates and probability-adjusted achievement estimates of certain revenue and strategic targets that are not observable in the market. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used.
The following table presents activity in the Company's financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2016:

Total Liabilities
Balance at March 31, 2014	$14,913
Earnout payments	(695)
Fair value adjustments, net	1,937
Balance at March 31, 2015	$16,155
Acquisitions (Note 5)	16,700
Settlement of share-based contingent consideration	(9,273)
Fair value adjustments, net	261
Balance at March 31, 2016	$23,843

During the year ended March 31, 2016, we issued shares of common stock to settle $9,273 in contingent consideration liabilities related to Mirth. We also recorded net fair value adjustments to contingent consideration liabilities of $261, consisting of $1,961 in fair value adjustments related to Mirth, offset by a $1,700 decrease in fair value related to HealthFusion.
Non-Recurring Fair Value Measurements
The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the year ended March 31, 2016, we recorded a $58 adjustment to Gennius goodwill based on additional information that became available during the measurement period about certain liabilities that had existed as of the acquisition date, and recorded additional goodwill and intangible assets in connection with the acquisition of HealthFusion (see Note 5).
5. Business Combinations and Disposals
Acquisition of HealthFusion
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
The preliminary purchase price totaled $183,049, which includes preliminary working capital and other customary adjustments and the fair value of contingent consideration related to an additional $25,000 of cash in the form of an earnout, subject to HealthFusion achieving certain revenue targets through December 31, 2016. The initial estimated fair value of contingent consideration of $16,700 was estimated using a Monte Carlo-based valuation model that considered, among other assumptions and inputs, our estimate of projected HealthFusion revenues.
The acquisition was initially funded by a draw against the revolving credit agreement (see Note 9), a portion of which was subsequently repaid from existing cash on hand.
We accounted for the HealthFusion acquisition as a purchase business combination using the acquisition method of accounting. The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as changes to deferred taxes and/or working capital, becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.
The preliminary estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach.
The preliminary amount of goodwill represents the excess of the preliminary purchase price over the preliminary net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of HealthFusion was determined as the excess of the preliminary purchase price over the net acquisition date fair values of the acquired assets and the liabilities assumed, and is not deductible for tax purposes. HealthFusion operates under the NextGen Division.
We incurred $3,217 in acquisition-related transaction costs, which are included in selling, general, and administrative expense on our consolidated statements of comprehensive income for the year ended March 31, 2016.
The total preliminary purchase price for the HealthFusion acquisition is summarized as follows:

Initial purchase price	$165,000
Contingent consideration	16,700
Preliminary working capital and other adjustments	1,349
Total preliminary purchase price	$183,049

January 4, 2016
Preliminary fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$2,225
Accounts receivable, net	1,514
Prepaid expenses and other current assets	4,645
Equipment and improvements, net	767
Capitalized software costs, net	307
Other assets	700
Accounts payable	(1,085)
Accrued compensation and related benefits	(533)
Deferred revenue	(1,067)
Deferred income taxes, net	(12,027)
Other liabilities	(2,721)
Total preliminary net tangible assets acquired and liabilities assumed	(7,275)
Preliminary fair value of identifiable intangible assets acquired:
Software technology	42,500
Customer relationships	28,500
Trade name	4,000
Goodwill	115,324
Total preliminary identifiable intangible assets acquired	190,324
Total preliminary purchase price	$183,049

Including the effect of certain acquisition-related fair value adjustments, amortization of acquired intangible assets, and interest expense associated with the revolving credit agreement, the acquisition of HealthFusion contributed revenues of $8,781 and estimated net loss of $1,149 to our consolidated results for the year ended March 31, 2016.
The following table presents unaudited supplemental pro forma consolidated revenue and net income as if the acquisition of HealthFusion had occurred on April 1, 2014 (the beginning of the comparable prior annual reporting period).

	Pro forma year ended March 31, 2016 (unaudited)	Pro forma year ended March 31, 2015 (unaudited)
Combined revenues	518,708	516,579
Combined net income	134	12,471
The pro forma revenue and net income were derived by combining our historical results with HealthFusion's historical results, after applying our accounting policies and making adjustments related to the amortization of acquired intangible assets and interest expense associated with the revolving credit agreement. Specifically, the pro forma combined net income for the year ended March 31, 2016 includes $14,900 of estimated amortization of acquired intangible assets and $3,600 of estimated interest expense. For the year ended March 31, 2015, the pro forma combined net income includes $15,800 of estimated amortization of acquired intangible assets, $8,300 of estimated acquisition-related fair value adjustments, and $5,200 of estimated interest expense. Acquisition-related transaction costs incurred prior to the acquisition date have been eliminated from pro forma combined net income and we also considered the estimated inconsequential tax effects of the acquisition for the purposes of preparing the unaudited supplemental pro forma information.
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
We incurred a preliminary loss on the Hospital disposition of $1,366 in the year ended March 31, 2016, which was recorded in our consolidated statements of comprehensive income as a component of selling, general and administrative expense. The loss was measured as the total consideration received and expected to be received less the lower of carrying value or fair value of the Hospital Solutions Division. Additionally, we incurred $387 in direct incremental costs of disposition and $335 in severance and other employee-related costs in connection with the Hospital disposition during the year ended March 31, 2016, which were recorded in our consolidated statements of comprehensive income as a component of selling, general and administrative expense.
Pursuant to the Purchase Agreement, the initial purchase price is subject to certain purchase price adjustments for changes in Net Tangible Assets (as defined in the Purchase Agreement) and future collections of the assigned accounts receivable through July 2016. Accordingly, the preliminary loss on the Hospital disposition may change.
Acquisition of Gennius
On March 11, 2015, the Company acquired Gennius, a leading provider of healthcare data analytics. The Gennius purchase price totaled $2,345. We accounted for the Gennius acquisition as a purchase business combination. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach. Goodwill arising from the acquisition of Gennius was determined as the excess of the purchase price over the net acquisition date fair values of the acquired assets and the liabilities assumed, and is not deductible for tax purposes. The Gennius goodwill represents the expected future synergies resulting from the integration of the Gennius healthcare data analytics technology, which will enhance our current enterprise analytics competencies and broaden our business intelligence capabilities for addressing new value-based care requirements. Gennius operates under the NextGen Division.
During the year ended March 31, 2016, we recorded a $58 adjustment to goodwill based on additional information that became available during the measurement period about certain liabilities that had existed as of the acquisition date.
The following table summarizes the purchase price allocation for the Gennius acquisition:

March 11, 2015
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

6. Goodwill
We do not amortize goodwill as it has been determined to have an indefinite useful life. Goodwill by reporting unit consists of the following:

	March 31, 2015	March 31, 2016
NextGen Division	$33,992	$149,258
RCM Services Division	32,290	32,290
QSI Dental Division (1)	7,289	7,289
Total goodwill	$73,571	$188,837
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
7. Intangible Assets
In connection with the HealthFusion acquisition, we recorded $75,000 of intangible assets related to customer relationships, trade names and software technology (see Note 5 for additional information). We are amortizing the HealthFusion customer relationships over 10 years and trade names and software technology over 5 years. The weighted average amortization period for the total amount of intangible assets acquired is 6.9 years.
In connection with the Gennius acquisition, we recorded $1,800 of intangible assets related to software technology (see Note 5 for additional information). We are amortizing the Gennius software technology over 10 years. The weighted average amortization period for the total amount of intangible assets acquired is 10 years.
Our acquired intangible assets are summarized as follows:

	March 31, 2016
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$50,550	$7,368	$67,810	$125,728
Accumulated amortization	(19,618)	(2,895)	(11,540)	(34,053)
Net intangible assets	$30,932	$4,473	$56,270	$91,675

	March 31, 2015
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$22,050	$3,368	$25,310	$50,728
Accumulated amortization	(14,986)	(2,159)	(5,894)	(23,039)
Net intangible assets	$7,064	$1,209	$19,416	$27,689

Amortization expense related to customer relationships and trade name and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $5,368, $3,709 and $4,671 for the years ended March 31, 2016, 2015 and 2014, respectively. Amortization expense related to software technology recorded as cost of revenue was $5,646, $3,418 and $3,659 for the years ended March 31, 2016, 2015 and 2014, respectively.

The following table represents the remaining estimated amortization of acquired intangible assets as of March 31, 2016:

For the year ended March 31,
2017	$22,462
2018	19,115
2019	16,703
2020	15,706
2021	10,974
2022 and beyond	$6,715
Total	$91,675
8. Capitalized Software Costs
Our capitalized software development costs are summarized as follows:

	March 31, 2016	March 31, 2015
Gross carrying amount	$96,699	$113,955
Accumulated amortization	(83,449)	(73,558)
Net capitalized software costs	$13,250	$40,397

Amortization expense related to capitalized software costs recorded as cost of revenue in the consolidated statements of comprehensive income was $9,891, $12,817 and $12,338 for the years ended March 31, 2016, 2015 and 2014, respectively.

During the year ended March 31, 2016, we recorded a non-cash impairment charge of $32,238 that is reflected within the impairment of assets caption in our consolidated statements of comprehensive income. The impairment relates to our previously capitalized investment in the NextGen Now development project, which we deemed to have zero net realizable value. The impairment charge did not result in, nor is it expected to result in, any cash expenditures. The impairment charge follows our assessment of the NextGen Now development project and the MediTouch platform that we obtained through our recent acquisition of HealthFusion. We have determined that the MediTouch platform offers the most efficient path to providing a high-quality, robust, cloud-based solution for ambulatory care.  Accordingly, we have decided to cease further investment in NextGen Now and immediately discontinue all efforts to use or repurpose the NextGen Now platform.

The following table represents the remaining estimated amortization of capitalized software costs as of March 31, 2016. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2017	$7,200
2018	2,900
2019	2,200
2020	950
Total	$13,250
9. Line of Credit
On January 4, 2016, we entered into a $250,000 revolving credit agreement (“Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. The credit agreement is secured by substantially all of our existing and future property and material domestic subsidiaries. The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans. The Credit Agreement matures on January 4, 2021 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time.
The revolving loans under the Credit Agreement bear interest at our option of either, (a) a base rate based on the highest of (i) the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank, N.A., as its prime rate, (ii) the greater of (A) the federal funds effective rate and (B) the overnight bank funding rate (as determined by the Federal Reserve Bank of New York) plus 0.50% and (iii) the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 1.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 0.50% to 1.50%, or (b) a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from

1.50% to 2.50%. We will also pay a commitment fee of between 0.25% and 0.45%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our leverage ratio from time to time.
The revolving loans are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The negative covenants include, among other things, limitations on indebtedness, liens, asset sales, mergers and acquisitions, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents and sale and leaseback transactions. The Credit Agreement also requires us to maintain (1) a maximum leverage ratio of (a) 3.00 to 1.00 for any such fiscal quarter ending on or prior to September 30, 2016, (b) 2.75 to 1.00 for any such fiscal quarter ending after September 30, 2016 and on or prior to September 30, 2017 and (c) 2.50 to 1.00 for any such fiscal quarter ending after September 30, 2017; and (2) a minimum fixed charge coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter through the term of the loan. The revolving loans under the Credit Agreement will be available for letters of credit, working capital and general corporate purposes.
As of March 31, 2016, we had $105,000 in outstanding loans and $145,000 of unused credit under the Credit Agreement. Total interest expense incurred during the year ended March 31, 2016 was $969. The interest rate as of March 31, 2016 was approximately 2.4% and the weighted average interest rate for the year ended March 31, 2016 was approximately 3.2%.
Debt Issuance Costs
Debt issuance costs and other related fees paid to legal advisors and third parties in connection with securing the Credit Agreement totaled $5,382. The deferred debt issuance costs are reported as a component of other assets on the consolidated balance sheet and are being amortized to interest expense over the term of the Credit Agreement. Total amortization of deferred debt issuance costs for the year ended March 31, 2016 was $258.
10. Composition of Certain Financial Statement Captions
Accounts receivable include amounts invoiced but not yet rendered at each period end. Undelivered products and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	March 31, 2016	March 31, 2015
Accounts receivable, gross	$104,467	$119,807
Sales return reserve	(7,541)	(8,835)
Allowance for doubtful accounts	(2,902)	(3,303)
Accounts receivable, net	$94,024	$107,669

Inventory is summarized as follows:

	March 31, 2016	March 31, 2015
Computer systems and components	$555	$622

Prepaid expenses and other current assets are summarized as follows:

	March 31, 2016	March 31, 2015
Prepaid expenses	$11,804	$9,941
Other current assets	3,106	1,594
Prepaid expenses and other current assets	$14,910	$11,535

Equipment and improvements are summarized as follows:

	March 31, 2016	March 31, 2015
Computer equipment	$32,213	$35,672
Internal-use software	10,201	6,996
Furniture and fixtures	9,799	10,408
Leasehold improvements	13,408	9,767
	65,621	62,843
Accumulated depreciation and amortization	(39,831)	(42,036)
Equipment and improvements, net	$25,790	$20,807

Other assets are summarized as follows:

	March 31, 2016	March 31, 2015
Cash surrender value of life insurance policies	$7,155	$6,004
Deferred debt issuance costs, net	5,124	—
Deposits	4,951	3,365
Other deferred costs	1,819	2,514
Other assets	$19,049	$11,883

The current portion of deferred revenues are summarized as follows:

	March 31, 2016	March 31, 2015
Professional services	$23,128	$30,340
Software license, hardware and other	14,913	17,638
Support and maintenance	11,902	15,077
Software related subscription services	7,992	3,288
Deferred revenue, current	$57,935	$66,343

Accrued compensation and related benefits are summarized as follows:

	March 31, 2016	March 31, 2015
Payroll, bonus and commission	$9,683	$13,505
Vacation	8,987	10,546
Accrued compensation and related benefits	$18,670	$24,051

Other current and non-current liabilities are summarized as follows:

	March 31, 2016	March 31, 2015
Contingent consideration and other liabilities related to acquisitions	$24,153	$9,124
Care services liabilities	5,339	2,381
Customer credit balances and deposits	4,123	4,760
Accrued consulting	3,650	2,603
Accrued EDI expense	2,382	2,322
Accrued royalties	2,341	2,063
Self insurance reserve	1,862	2,290
Accrued legal expense	864	3,527
Other accrued expenses	5,524	4,854
Other current liabilities	$50,238	$33,924

Contingent consideration and other liabilities related to acquisitions	$—	$7,581
Deferred rent	6,577	3,122
Uncertain tax position and related liabilities	4,084	4,095
Other noncurrent liabilities	$10,661	$14,798
11. Income Tax
The provision for income taxes consists of the following components:

	Fiscal Year Ended March 31,
	2016	2015	2014
Current:
Federal taxes	$(9,338)	$18,055	$8,673
State taxes	(403)	1,887	2,380
Foreign taxes	374	262	252
Total current taxes	(9,367)	20,204	11,305
Deferred:
Federal taxes	$10,474	$(9,804)	$(2,894)
State taxes	(100)	(1,771)	(897)
Foreign taxes	(344)	(297)	(193)
Total deferred taxes	10,030	(11,872)	(3,984)
Provision for income taxes	$663	$8,332	$7,321

The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Current:
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	(5.2)	2.0	4.2
Research and development tax credits	(23.4)	(4.4)	(5.3)
Qualified production activities income deduction	—	(5.4)	(4.9)
Impairment of goodwill	—	—	5.7
Stock option deduction	3.7	0.6	0.7
Other non-recurring adjustments for State taxes	—	(1.8)	—
Meals and entertainment	3.7	0.8	1.2
Acquisition expenses	(3.6)	—	(0.3)
Foreign rate differential	(10.2)	(1.6)	(1.5)
Net operating loss carryback	9.1	—	—
Other	1.4	(1.8)	(3.0)
Effective income tax rate	10.5%	23.4%	31.8%

The net deferred tax assets and liabilities in the accompanying consolidated balance sheets consist of the following:

	March 31, 2016	March 31, 2015
Deferred tax assets:
Net operating losses	$17,920	$512
Deferred revenue	10,682	11,970
Accrued compensation and benefits	5,868	7,744
Allowance for doubtful accounts	4,176	4,944
Research and development credit	3,611	1,988
Compensatory stock option expense	2,664	2,852
Deferred compensation	2,586	2,342
State income taxes	445	(730)
Inventory valuation	68	56
Other	—	3,561
Total deferred tax assets	48,020	35,239
Deferred tax liabilities:
Accelerated depreciation	$(2,434)	$(756)
Capitalized software	(9,644)	(8,728)
Intangible assets	(22,972)	7,603
Prepaid expense	(1,249)	(1,321)
Other	(972)	—
Total deferred tax liabilities	(37,271)	(3,202)
Valuation allowance	(2,551)	(1,840)
Deferred tax assets, net	$8,198	$30,197
The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets as noncurrent.
As of March 31, 2016 and March 31, 2015, we had federal net operating loss (“NOL”) carryforwards of $45,202 and $1,464, respectively. The federal NOL carryforwards were inherited in connection with our acquisition of HealthFusion in January 2016 and Gennius in March 2015. The NOL related to the HealthFusion acquisition was estimated based on available information as of March 31, 2016 and may change based upon the filing of the final tax returns for HealthFusion. The NOL carryforwards expire in various amounts starting in 2029 for both federal and state tax purposes. As of March 31, 2016, we had state NOL carryforwards of approximately $30,430, of which $18,695 was related to our expected current year taxable NOL and the remainder was related to the HealthFusion acquisition state NOL tax attribute. We had no state NOL carryfowards as of March 31, 2015. The utilization of the federal NOL carryforwards is subject to limitations under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.
As of March 31, 2016 and March 31, 2015, the research and development tax credit carryforward available to offset future federal and state taxes was $3,611 and $1,988 respectively. The credits expire in various amounts starting in 2019.
We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain state credits and state NOL carryforwards for which we have recorded a valuation allowance.
Uncertain tax positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded within other noncurrent liabilities in our consolidated balance sheet, is as follows:

Balance at March 31, 2014	$875
Additions for current/prior year tax positions	3,106
Reductions for prior year tax positions	(218)
Balance at March 31, 2015	$3,763
Additions for prior year tax positions	235
Reductions for prior year tax positions	(43)
Balance at March 31, 2016	$3,955

During the year ended March 31, 2016, we recorded additional liabilities of $235 mostly related to various state tax planning benefits recorded in the current year for prior year tax positions. The total amount of unrecognized tax benefit that, if recognized, would decrease the income tax provision is $3,955.
Our practice is to recognize interest related to income tax matters as interest expense in the consolidated statements of comprehensive income. We had approximately $129 and $332 of accrued interest related to income tax matters as of March 31, 2016 and 2015, respectively. We recognized $57 and $309 of interest related to income tax matters in the consolidated statements of comprehensive income in the years ended March 31, 2016 and 2015, respectively, and an insignificant amount in the year ended March 31, 2014. No penalties related to income tax matters were accrued or recognized in our consolidated financial statements for all periods presented.
We are no longer subject to U.S. federal income tax examinations for tax years before 2012. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before 2011. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.
12. Employee Benefit Plans
We provide a 401(k) plan to substantially all of our employees. Participating employees may defer up to the IRS limit per year based on the IRC. The annual contribution is determined by a formula set by our Board of Directors and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $1,063, $949 and $820 were made by the Company to the 401(k) plan for the years ended March 31, 2016, 2015 and 2014, respectively.
We have a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, we may, but are not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee's deferrals together with earnings thereon are accrued as part of our long-term liabilities. Investment decisions are made by each participating employee from a family of mutual funds. The deferred compensation liability was $6,357 and $5,750 at March 31, 2016 and 2015, respectively. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. We intend to hold the life insurance policy until the death of the plan participant. The cash surrender value of the life insurance policies for deferred compensation was $7,155 and $6,004 at March 31, 2016 and 2015, respectively. The values of the life insurance policies and our related obligations are included on the accompanying consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. We made contributions of $120, $86 and $62 to the Deferral Plan for the years ended March 31, 2016, 2015 and 2014, respectively.

13. Share-Based Awards
Employee Stock Option Plans
In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expires no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of March 31, 2016, there were 1,447,286 outstanding options and 25,613 outstanding shares of restricted stock, restricted stock units and performance based restricted stock under the 2005 Plan.
In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. The 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2015 Plan, awards under the 2015 Plan will fully vest under certain circumstances. As of March 31, 2016, there were 1,000,000 outstanding options, 165,634 outstanding shares of restricted stock awards and 10,624,005 shares available for future grant under the 2015 Plan.
A summary of stock option transactions during the years ended March 31, 2016, 2015 and 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, March 31, 2013	1,159,183	$30.54
Granted	469,000	18.78
Exercised	(111,272)	19.78		$264
Forfeited/Canceled	(146,810)	30.28
Outstanding, March 31, 2014	1,370,101	$15.97
Granted	469,650	—
Forfeited/Canceled	(203,575)
Outstanding, March 31, 2015	1,636,176	$24.82	5.5
Granted	1,414,000	15.51	7.6
Exercised	(800)	15.99	6.2	$1
Forfeited/Canceled	(572,090)	24.65	4.6
Expired	(30,000)	22.81
Outstanding, March 31, 2016	2,447,286	$19.55	6.3	$574
Vested and expected to vest, March 31, 2016	2,223,978	$19.83	6.2	$505
Exercisable, March 31, 2016	587,536	$28.21	3.9	$—

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options and related share-based compensation with the following assumptions:

	Year Ended	Year Ended	Year Ended
	March 31, 2016	March 31, 2015	March 31, 2014
Expected term	3.8 - 3.9 years	4.8 years	4.9 years
Expected volatility	38.3% - 41.1%	36.1% - 36.6%	43.4% - 43.7%
Expected dividends	0.0% - 5.3%	4.3% - 4.4%	3.1% - 3.9%
Risk-free rate	1.1% - 1.6%	1.6% - 1.7%	1.0% - 1.5%

The weighted-average grant date fair value of stock options granted during the years ended March 31, 2016, 2015 and 2014 was $4.44, $3.50 and $5.20 per share, respectively.
During the years ended March 31, 2016, 2015 and 2014, a total of 1,414,000, 469,650 and 469,000 options, respectively, were granted under the 2005 and 2015 Plans at an exercise price equal to the market price of the Company’s common stock on the date of grant. A summary of stock options granted during the years ended March 31, 2016, 2015 and 2014 is as follows:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expires
March 1, 2016	450,000	$15.60	Four years	March 1, 2024
February 1, 2016	200,000	$14.20	Four years	February 1, 2024
January 4, 2016	200,000	$16.85	(2)	January 4, 2024
August 17, 2015	150,000	$12.80	(3)	August 17, 2023
May 22, 2015	414,000	$16.64	Five years	May 22, 2023
Fiscal year 2016 option grants	1,414,000

March 11, 2015	10,000	$15.84	Five years	March 11, 2023
September 2, 2014	20,000	$15.63	Five years	September 2, 2022
June 3, 2014	439,650	$15.99	Five years	June 3, 2022
Fiscal year 2015 option grants	469,650

August 15, 2013	85,000	$20.85	Five years	August 15, 2021
July 30, 2013	28,000	$22.59	Five years	July 30, 2021
May 29, 2013	356,000	$17.95	Five years	May 29, 2021
Fiscal year 2014 option grants	469,000
____________________

(1)	Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.

(2)	100,000 options fully vest on March 31, 2017 and the remaining 100,000 options vest on March 31, 2018.

(3)	Option vests in five equal annual installments beginning on July 1, 2016.
Employee Share Purchase Plan
On August 11, 2014, the Company’s shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of March 31, 2016, the Company has issued 114,620 shares under the Purchase Plan and 3,885,380 shares are available for future issuance.
Share-based compensation expense recorded for the employee share purchase plan was $291 for the year ended March 31, 2016 and $116 for the year ended March 31, 2015.
Performance-Based Awards
On May 14, 2015, the Compensation Committee approved our fiscal year 2016 Executive Compensation Program (the "Program") for our named executive officers for fiscal year 2016; on May 20, 2015, the Compensation Committee approved the Program for our former Interim Chief Financial Officer; on June 3, 2015, the Compensation Committee approved the Program for our new Chief Executive Officer (effective July 1, 2015); on January 27, 2016, the Compensation Committee approved the

Program for our new Chief Technology Officer (effective February 1, 2016); and on February 12, 2016, the Compensation Committee approved the Program for our new Chief Financial Officer (effective March 1, 2016).
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

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Expected life	3.8 - 4.0 years	4.8 years	4.9 years
Expected volatility	37.7% - 40.8%	35.9% - 36.5%	36.9% - 43.5%
Expected dividends	0.0% - 5.5%	4.3% - 5.0%	3.2% - 4.1%
Risk-free rate	1.0% - 1.6%	1.4% - 1.8%	1.4% - 1.8%

Share-based compensation expense recorded for these performance-based awards was $383, $463 and $0 for the years ended March 31, 2016, 2015 and 2014, respectively.

Non-vested stock option award activity, including employee stock options and performance-based awards, during the years ended March 31, 2016, 2015 and 2014 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, March 31, 2013	804,340	$9.89
Granted	469,000	5.20
Vested	(134,970)	9.30
Forfeited/Canceled	(146,810)	9.33
Outstanding, March 31, 2014	991,560	$7.73
Granted	469,650	3.50
Vested	(269,785)	8.24
Forfeited/Canceled	(123,135)	6.57
Outstanding, March 31, 2015	1,068,290	$5.81
Granted	1,414,000	4.44
Vested	(311,740)	5.44
Forfeited/Canceled	(310,800)	5.45
Outstanding, March 31, 2016	1,859,750	$4.67

As of March 31, 2016, $6,959 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 4.0 years. This amount does not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture percentage. The total fair value of options vested during the years ended March 31, 2016, 2015 and 2014 was $1,697, $2,224 and $1,255, respectively.

Director Awards
On May 20, 2015, the Board of Directors approved our 2016 Director Compensation Program, pursuant to which each non-employee director is to be granted shares of restricted stock upon election or re-election to the Board of Directors. The shares of restricted stock were granted on August 17, 2015 following the shareholder approval and registration of our 2015 Equity Incentive Plan. The shares of restricted stock were issued according to the standard form of restricted stock award agreement and pursuant to our 2015 Equity Incentive Plan and carry a restriction requiring that the restricted stock vest in two equal installments over two consecutive years with the vesting dates being the next two meeting dates of our annual shareholders’ meeting following election or re-election to the Board of Directors.
The Company recorded compensation expense related to restricted stock of approximately $940, $877 and $629 for the years ended March 31, 2016, 2015 and 2014, respectively. Restricted stock activity for the years ended March 31, 2016, 2015 and 2014 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, March 31, 2013	30,385	$27.09
Granted	57,324	20.75
Vested	(16,302)	30.64
Canceled	(6,836)	22.59
Outstanding, March 31, 2014	64,571	$20.74
Granted	48,414	15.77
Vested	(34,780)	21.33
Outstanding, March 31, 2015	78,205	17.94
Granted	165,634	14.06
Vested	(51,092)	20.14
Canceled	(1,500)	17.95
Outstanding, March 31, 2016	191,247	$14.44
The weighted-average grant date fair value for the restricted stock was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock is amortized on a straight-line basis over the vesting period.
As of March 31, 2016, $2,122 of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include the cost of new restricted stock that may be granted in future periods.
14. Commitments, Guarantees and Contingencies
We lease facilities and offices under irrevocable operating lease agreements expiring at various dates with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2016, 2015 and 2014 was $7,309, $7,416 and $7,604, respectively.
The following table summarizes our significant contractual obligations at March 31, 2016 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2017	2018	2019	2020	2021	2022 and beyond
Operating lease obligations	$70,414	$8,773	$9,863	$8,903	$7,936	$7,909	$27,030
Line of credit obligations (1)	105,000	—	—	—	—	105,000	—
Contingent consideration and other acquisition related liabilities (excluding share-based payments) (2)	15,700	15,700	—	—	—	—	—
Total	$191,114	$23,973	$10,363	$8,903	$7,936	$112,909	$27,030
_______________________
(1) As noted above, we entered into a $250.0 million revolving credit agreement in January 2016, which had $105 million in outstanding loans as of March 31, 2016. The revolving credit agreement matures on January 4, 2021 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. Refer Note 9 for additional details.
(2) In connection with the acquisition of HealthFusion, additional contingent consideration up to $25.0 million in the form of a cash earnout may be paid in our fourth quarter of fiscal 2017, subject to HealthFusion achieving certain revenue targets through December 31, 2016. The fair value of the contingent consideration liability as of March 31, 2016 was $15.0 million, and is included in the table above.

The deferred compensation liability as of March 31, 2016 was $6,357, which is not included in the table above as the timing of future benefit payments to employees is not readily determinable.
The uncertain tax position liability as of March 31, 2016 was $3,955, which is not included in the table above as the timing of expected payments is not readily determinable.

Commitments and Guarantees
Our software license agreements include a performance guarantee that our software products will substantially operate as described in the applicable program documentation for a period of 365 days after delivery. To date, we have not incurred any significant costs associated with its performance guarantee or other related warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties. Certain arrangements also include performance guarantees related to response time, availability for operational use, and other performance-related guarantees. Certain arrangements also include penalties in the form of maintenance credits should the performance of the software fail to meet the performance guarantees. To date, we have not incurred any significant costs associated with these warranties and does not expect to incur significant warranty costs in the future. Therefore, no accrual has been made for potential costs associated with these warranties.
Our standard contracts generally do not contain provisions for clients to return products or services. However, we historically have accepted sales returns under certain circumstances. Accordingly, we estimate sales return reserves, including reserves for returns and other credits, based upon the rate of historical returns by revenue type in relation to the corresponding gross revenues and recognize revenue, net of an allowance for sales returns. If we are unable to estimate the returns, revenue recognition may be delayed until the rights of return period lapses, provided also, that all other criteria for revenue recognition have been met.
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
Our standard sales agreements contain an indemnification provision pursuant to which it shall indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent, any copyright or other intellectual property infringement claim by any third party with respect to its software. As we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification agreements, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these indemnification obligations.
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against the plaintiff, alleging that the plaintiff breached fiduciary duties owed to our Company, Mr. Razin and Mr. Plochocki. On June 26, 2015, we filed a motion for summary judgment, which the court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, the plaintiff filed an application for reconsideration of the Court's summary judgment order, which the court denied. On October 28, 2015, the plaintiff filed a motion for summary judgment, seeking to dismiss our cross-complaint, which the court denied on March 3, 2016. On May 9, 2016, the plaintiff filed a motion for summary adjudication, seeking to again dismiss our cross-complaint.  The hearing for the motion is set for July 28, 2016. We believe that plaintiff’s claims are without merit and continues to defend against them vigorously. At this time, we are unable to estimate the amount of liability, if any, related to this claim.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against our Company and certain our officers and directors in the United States District Court for the Central District of California by a shareholder of our Company. After the court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Plaintiffs filed their opening brief and we answered. Oral argument is not yet scheduled. We believe that plaintiff’s claims are without merit and continues to defend against them vigorously. At this time, we are unable to estimate the amount of liability, if any, related to this claim.
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of our Company. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation until the United States Court of Appeals for the Ninth Circuit issues a ruling on the pending appeal described above under the caption “Federal Securities Class Action.” We believe that plaintiff’s claims are without merit and intends to defend against them vigorously. At this time, we are unable to estimate the amount of liability, if any, related to this claim.
15. Operating Segment Information
As of March 31, 2016, we have three reportable segments that are evaluated regularly by our chief decision making group (consisting of our Chief Executive Officer) in deciding how to allocate resources and in assessing performance. Hospital Solutions Division operating segment data for the year end March 31, 2016 are reflected through the October 22, 2015 date of its disposition.
Operating segment data is as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Revenue:
NextGen Division	$375,801	$373,765	$341,120
RCM Services Division	89,831	80,005	68,093
QSI Dental Division	19,376	18,451	19,840
Hospital Solutions Division	7,469	18,004	15,614
Consolidated revenue	$492,477	$490,225	$444,667

Operating income:
NextGen Division	$182,508	$182,320	$162,948
RCM Services Division	17,639	13,919	11,719
QSI Dental Division	6,101	5,161	6,183
Hospital Solutions Division	(927)	(1,339)	(7,237)
Corporate and unallocated	(197,959)	(164,105)	(150,525)
Consolidated operating income	$7,362	$35,956	$23,088
Assets by segment are not tracked or used by our chief decision making group to allocate resources or to assess performance, and thus not included in the table above.

The major components of the corporate and unallocated amounts are summarized in the table below:

	Fiscal Year Ended March 31,
	2016	2015	2014
Research and development costs, net	$65,661	$69,240	$41,524
Amortization of capitalized software costs	9,891	12,817	12,338
Marketing expense	13,490	11,913	10,123
Loss on disposition of Hospital Solutions Division	1,366	—	—
Impairment of assets	32,238	—	25,971
Other corporate and overhead costs	75,313	70,135	60,569
Total corporate and unallocated	$197,959	$164,105	$150,525

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
Effective April 1, 2015, as part of our ongoing efforts to refine the measurement of our segment data to better reflect an organizational structure whereby certain expenses managed by functional area leadership are no longer classified within the operating segments but rather as a component of corporate and unallocated, we no longer classify certain costs within the information services and credit granting and collections functional areas, such as bad debt expense and other information services related general and administrative costs, within the operating segments. Such classification is consistent with the disaggregated financial information used by our chief decision making group. We have retroactively reclassified the prior years' operating income in the table above to present all segment information on a comparable basis.
16. Subsequent Events
On April 22, 2016, our Board of Directors approved management’s recommendations for a corporate reorganization plan. Under the reorganization plan, we expect to reduce our domestic headcount by approximately 150 employees, or approximately six percent of our U.S.-based workforce.
17. Selected Quarterly Operating Results
The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding March 31, 2016. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair statement of the results for these periods.

	Quarter Ended
(Unaudited)	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016
Revenues:
Software license and hardware	$19,761	$19,316	$21,428	$21,144	$16,189	$19,687	$16,150	$18,497
Software related subscription services	9,715	9,687	11,864	13,326	12,246	12,437	11,705	19,015
Total software, hardware and related	29,476	29,003	33,292	34,470	28,435	32,124	27,855	37,512
Support and maintenance	40,805	42,135	43,045	43,234	43,713	42,176	39,519	39,792
Revenue cycle management and related services	16,693	17,432	20,392	19,720	20,243	20,793	21,594	20,376
Electronic data interchange and data services	18,319	18,906	19,051	20,082	20,189	20,581	20,643	20,930
Professional services	12,601	13,043	7,644	10,882	9,584	9,695	7,421	9,302
Total revenues	117,894	120,519	123,424	128,388	122,164	125,369	117,032	127,912
Cost of revenue:
Software license and hardware	7,556	7,475	7,295	6,477	7,041	6,578	6,530	7,357
Software related subscription services	4,451	5,384	5,194	5,643	5,958	5,963	5,533	9,168
Total software, hardware and related	12,007	12,859	12,489	12,120	12,999	12,541	12,063	16,525
Support and maintenance	6,914	6,785	7,365	7,802	7,943	8,394	7,537	7,455
Revenue cycle management and related services	12,706	13,202	14,246	14,252	14,512	14,680	14,381	14,018
Electronic data interchange and data services	11,999	12,015	11,956	12,274	12,326	12,539	12,437	12,851
Professional services	12,564	11,912	8,304	9,393	8,197	8,444	7,367	8,406
Total cost of revenue	56,190	56,773	54,360	55,841	55,977	56,598	53,785	59,255
Gross profit	61,704	63,746	69,064	72,547	66,187	68,771	63,247	68,657
Operating expenses:
Selling, general and administrative (1)	36,730	38,681	41,482	41,279	39,171	37,396	39,395	40,272
Research and development costs, net	16,236	16,898	18,468	17,638	17,085	17,981	14,518	16,077
Amortization of acquired intangible assets	983	908	904	898	897	898	897	2,675
Impairment of assets (2)	—	—	—	—	—	—	—	32,238
Total operating expenses	53,949	56,487	60,854	59,815	57,153	56,275	54,810	91,262
Income (loss) from operations	7,755	7,259	8,210	12,732	9,034	12,496	8,437	(22,605)
Interest income	54	70	(52)	40	302	44	55	27
Interest expense	—	(1)	(30)	(311)	—	(3)	(6)	(1,295)
Other income (expense), net	9	(26)	—	(45)	(50)	(54)	(43)	(19)
Income (loss) before provision for (benefit of) income taxes	7,818	7,302	8,128	12,416	9,286	12,483	8,443	(23,892)
Provision for (benefit of) income taxes	2,655	2,552	1,452	1,673	2,924	4,168	1,141	(7,570)
Net income (loss)	$5,163	$4,750	$6,676	$10,743	$6,362	$8,315	$7,302	$(16,322)
Net income (loss) per share:
Basic (3)	$0.09	$0.08	$0.11	$0.18	$0.11	$0.14	$0.12	$(0.27)
Diluted (3)	$0.08	$0.08	$0.11	$0.18	$0.10	$0.14	$0.12	$(0.27)
Weighted-average shares outstanding:
Basic	60,230	60,247	60,272	60,288	60,312	60,461	60,867	60,899
Diluted	60,770	60,788	60,855	60,956	61,064	61,194	61,279	60,899
Dividends declared per common share	$0.175	$0.175	$0.175	$0.175	$0.175	$0.175	$0.175	$—
____________________
(1) Selling, general and administrative for the quarter ended 12/31/2015 includes the loss on the disposition of the Hospital Solutions Division (including direct incremental costs, severance, and other employee-related costs incurred in connection with the disposition). Refer to Note 5 for additional details.
(2) Impairment of assets for the quarter ended 3/31/2016 relates to the impairment of our previously capitalized software costs of the NextGen Now development project. Refer to Note 8 for additional details.
(3) Quarterly net income (loss) per share may not sum to annual net income (loss) per share due to rounding

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Sales Return Reserve
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged Against Revenue	Deductions	Balance at End of Year
March 31, 2016	$8,835	$6,737	$(8,031)	$7,541
March 31, 2015	$10,530	$8,038	$(9,733)	$8,835
March 31, 2014	$6,506	$17,966	$(13,942)	$10,530

	Allowance for Doubtful Accounts
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2016	$3,303	$3,573	$(3,974)	$2,902
March 31, 2015	$6,295	$855	$(3,847)	$3,303
March 31, 2014	$11,823	$1,467	$(6,995)	$6,295

	Valuation Allowance on Deferred Tax Assets
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisition-related Additions	Deductions	Balance at End of Year
March 31, 2016	$1,840	$112	$599	$—	$2,551
March 31, 2015	$2,288	$—	$—	$(448)	$1,840
March 31, 2014	$2,003	$285	$—	$—	$2,288

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description

21	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation
____________________

*
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.