Form 10-Q
period 2016-06-30
QUALITY SYSTEMS, INC
filed 2016-07-29
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12537

QUALITY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization) 18111 Von Karman Avenue, Suite 800, Irvine, California (Address of principal executive offices)	95-2888568 (IRS Employer Identification No.) 92612 (Zip Code)

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

The number of outstanding shares of the Registrant’s common stock as of July 26, 2016 was 61,506,483 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$26,349	$27,176
Restricted cash and cash equivalents	4,842	5,320
Marketable securities	—	9,297
Accounts receivable, net	81,795	94,024
Inventories	430	555
Income taxes receivable	33,020	32,709
Prepaid expenses and other current assets	16,631	14,910
Total current assets	163,067	183,991
Equipment and improvements, net	26,683	25,790
Capitalized software costs, net	13,827	13,250
Deferred income taxes, net	8,158	8,198
Intangibles, net	85,943	91,675
Goodwill	188,837	188,837
Other assets	18,559	19,049
Total assets	$505,074	$530,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,122	$11,126
Deferred revenue	54,361	57,935
Accrued compensation and related benefits	14,257	18,670
Income taxes payable	90	91
Other current liabilities	52,660	50,238
Total current liabilities	125,490	138,060
Deferred revenue, net of current	1,476	1,335
Deferred compensation	6,617	6,357
Line of credit	88,000	105,000
Other noncurrent liabilities	13,365	10,661
Total liabilities	234,948	261,413
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common Stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 61,510 and 60,978 shares at June 30, 2016 and March 31, 2016, respectively	615	610
Additional paid-in capital	212,765	211,262
Accumulated other comprehensive loss	(593)	(481)
Retained earnings	57,339	57,986
Total shareholders’ equity	270,126	269,377
Total liabilities and shareholders’ equity	$505,074	$530,790
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenues:
Software license and hardware	$14,789	$16,189
Software related subscription services	19,875	12,246
Total software, hardware and related	34,664	28,435
Support and maintenance	38,007	43,713
Revenue cycle management and related services	21,053	20,243
Electronic data interchange and data services	22,124	20,189
Professional services	6,357	9,584
Total revenues	122,205	122,164
Cost of revenue:
Software license and hardware	7,120	7,041
Software related subscription services	9,087	5,958
Total software, hardware and related	16,207	12,999
Support and maintenance	6,568	7,943
Revenue cycle management and related services	14,231	14,512
Electronic data interchange and data services	12,763	12,326
Professional services	7,046	8,197
Total cost of revenue	56,815	55,977
Gross profit	65,390	66,187
Operating expenses:
Selling, general and administrative	40,581	39,171
Research and development costs, net	18,224	17,085
Amortization of acquired intangible assets	2,704	897
Restructuring costs	3,753	—
Total operating expenses	65,262	57,153
Income from operations	128	9,034
Interest income	8	302
Interest expense	(1,013)	—
Other expense, net	(87)	(50)
Income (loss) before provision for (benefit of) income taxes	(964)	9,286
Provision for (benefit of) income taxes	(317)	2,924
Net income (loss)	$(647)	$6,362
Other comprehensive income (loss):
Foreign currency translation, net of tax	(122)	(72)
Unrealized gain (loss) on marketable securities, net of tax	10	(4)
Comprehensive income (loss)	$(759)	$6,286
Net income (loss) per share:
Basic	$(0.01)	$0.11
Diluted	$(0.01)	$0.10
Weighted-average shares outstanding:
Basic	61,179	60,312
Diluted	61,179	61,064
Dividends declared per common share	$—	$0.175
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(647)	$6,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,554	2,279
Amortization of capitalized software costs	2,371	2,439
Amortization of other intangibles	5,732	1,800
Amortization of debt issuance costs	269	—
Loss on disposal of equipment and improvements	40	—
Provision for bad debts	762	575
Provision for inventory obsolescence	130	57
Share-based compensation	1,259	684
Deferred income taxes	40	81
Change in fair value of contingent consideration	2,574	403
Restructuring costs, net of amounts paid	1,308	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	11,467	7,120
Inventories	(5)	(82)
Accounts payable	(7,029)	887
Deferred revenue	(3,433)	(4,557)
Accrued compensation and related benefits	(5,721)	(8,406)
Income taxes	(423)	(7,140)
Deferred compensation	260	635
Other assets and liabilities	1,425	570
Net cash provided by operating activities	12,933	3,707
Cash flows from investing activities:
Additions to capitalized software costs	(2,948)	(3,635)
Additions to equipment and improvements	(3,462)	(3,337)
Proceeds from sales and maturities of marketable securities	9,291	1,120
Purchases of marketable securities	—	(1,514)
Net cash provided by (used in) investing activities	2,881	(7,366)
Cash flows from financing activities:
Principal repayments on line of credit	(17,000)	—
Proceeds from issuance of shares under employee plans	359	225
Dividends paid	—	(10,700)
Net cash used in financing activities	(16,641)	(10,475)
Net increase (decrease) in cash and cash equivalents	(827)	(14,134)
Cash and cash equivalents at beginning of period	27,176	118,993
Cash and cash equivalents at end of period	$26,349	$104,859

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$65	$9,661
Cash paid for interest	$736	$—
Non-cash investing and financing activities:
Tenant improvement allowance from landlord	$3,094	$—
Dividends declared but not paid	—	10,703
Unpaid additions to equipment and improvements	$25	$190
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
Basis of Presentation. The accompanying unaudited consolidated financial statements as of June 30, 2016 and for the three months ended June 30, 2016 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
Significant Accounting Policies. There have been no material changes to the significant accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Costs and expenses:
Cost of revenue	$149	$97
Research and development costs, net	83	110
Selling, general and administrative	1,027	477
Total share-based compensation	1,259	684
Income tax benefit	(412)	(200)
Decrease in net income	$847	$484

Recent Accounting Standards. Recent accounting pronouncements requiring implementation in future periods are discussed below or in the notes, where applicable.
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The amendments in this update are to be applied differently upon adoption with certain amendments being applied prospectively, retrospectively and under a modified retrospective transition method. We are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 is effective for us in the first quarter of fiscal 2019.  We are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which replaces the concept of subsequently measuring inventory at 'lower of cost or market' with that of 'lower of cost and net realizable value'. The guidance only applies to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. This guidance is effective for us for fiscal year ending March 31, 2018. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Arrangement ("ASU 2015-05"), which requires a customer to determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. The adoption of this new standard did not have material impact on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"), which incorporates and expands upon certain principles that currently exist in U.S. auditing standards. ASU 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The new standard requires management to perform interim and annual evaluations and sets forth principles for considering the mitigating effect of management's plans. The standard mandates certain disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and all annual and interim periods thereafter. Early adoption is permitted. ASU 2014-15 is effective for us for fiscal year ending March 31, 2017. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In May 2014, the FASB, along with the International Accounting Standards Board, issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about revenue and provides improved guidance for multiple element arrangements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, based on the July 2015 decision and issuance of ASU 2015-14, Deferral of Effective Date ("ASU 2015-14") by the FASB to delay the effective date by one year. Companies are permitted to adopt this new guidance following either a full retrospective or modified retrospective approach. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) –Principal versus Agent Consideration ("ASU 2016-08"). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing ("ASU 2016-10”). In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16 ("ASU 2016-11") and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) –Narrow Scope Improvements and Practical Expedients ("ASU 2016-12"). The new ASUs do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather help to provide further interpretive clarifications on the new guidance in ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, is effective for us in the first quarter of fiscal 2019. We are currently in the process of evaluating the potential impact of implementation of the updated authoritative guidance on our consolidated financial statements.
We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2016 and March 31, 2016:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	June 30, 2016
ASSETS
Cash and cash equivalents (1)	$26,349	$26,349	$—	$—
Restricted cash and cash equivalents	4,842	4,842	—	—
	$31,191	$31,191	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$26,417	$—	$—	$26,417
	$26,417	$—	$—	$26,417

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2016
ASSETS
Cash and cash equivalents (1)	$27,176	$27,176	$—	$—
Restricted cash and cash equivalents	5,320	5,320	—	—
Marketable securities (2)	9,297	9,297	—	—
	$41,793	$41,793	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$23,843	$—	$—	$23,843
	$23,843	$—	$—	$23,843
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
The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the three months ended June 30, 2016:

Total Liabilities
Balance as of March 31, 2016	$23,843
Fair value adjustments	2,574
Balance as of June 30, 2016	$26,417

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

3. Business Combinations
HealthFusion Acquisition
On January 4, 2016, we completed our acquisition of HealthFusion Holdings, Inc. ("HealthFusion") pursuant to the Agreement and Plan of Merger (the “Merger Agreement"), dated October 30, 2015. HealthFusion provides Web-based, cloud computing software for physicians, medical billing service providers, and hospitals. Its flagship product, MediTouch®, is a fully-integrated, cloud-based software suite consisting of clearinghouse, practice management, electronic health records, and patient portals with rich functionality to enable mobility, workflow automation, and advanced reporting and analytics aimed primarily at small-to-mid-size physician practices. The acquisition of HealthFusion is part of our strategy to expand its client base and cloud-based solution capabilities in the ambulatory market. Over time, we plan to expand the HealthFusion platform to satisfy the needs of practices of increasing size and complexity.
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
The acquisition was initially funded by a draw against the revolving credit agreement (see Note 7), a portion of which was subsequently repaid from existing cash on hand.
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
During the quarter ended June 30, 2016, we elected to bypass the optional qualitative step of the goodwill impairment assessment, as permitted by the authoritative guidance, and proceed directly with the quantitative step, under which we compared the estimated fair value of each reporting unit with goodwill to its net carrying amount. An impairment loss, if any, is recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. We determined the fair value of our reporting units by considering two valuation methods, consisting of the income approach (based upon estimates of future discounted cash flows for each reporting unit) and a market comparable approach (based upon valuation multiples of companies that operate in similar industries with similar operating characteristics). The net cash flows used to determine fair value under the income approach represent our best estimate of projected operating results and assumed terminal growth rates, which are dependent on a number of significant assumptions, including historical experience, expectations of future performance, and expected changes to the macroeconomic variables and industry in which the Company operates, and are subject to changes given the inherent uncertainty in predicting future results. We also considered the Company's stock price and market capitalization as a corroborative step in assessing the reasonableness of the fair values estimated for the reporting units as part of the goodwill impairment assessment. The results of the goodwill impairment assessment established that the fair value for each reporting unit with goodwill significantly exceeded its respective net carrying amount, indicating that no goodwill impairment existed as of the annual test date.
We do not amortize goodwill as it has been determined to have an indefinite useful life.

Goodwill by reporting unit consists of the following:

	June 30, 2016	March 31, 2016
NextGen Division	$149,258	$149,258
RCM Services Division	32,290	32,290
QSI Dental Division (1)	7,289	7,289
Total goodwill	$188,837	$188,837
___________________________________
(1) QSI Dental Division goodwill is presented on a basis consistent with that of our management reporting structures. However, for the purposes of our annual assessment of goodwill for impairment and as otherwise may be required, the QSI Dental Division goodwill is allocated to the reporting units that derive cash flows from the products associated with the acquired goodwill. For all periods presented in this report, the allocation resulted in substantially all of the QSI Dental Division goodwill being ascribed to the NextGen Division.

5. Intangible Assets
Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	June 30, 2016
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$50,550	$7,368	$67,810	$125,728
Accumulated amortization	(22,043)	(3,174)	(14,568)	(39,785)
Net intangible assets	$28,507	$4,194	$53,242	$85,943

	March 31, 2016
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$50,550	$7,370	$67,810	$125,730
Accumulated amortization	(19,618)	(2,895)	(11,542)	(34,055)
Net intangible assets	$30,932	$4,475	$56,268	$91,675
Amortization expense related to customer relationships and trade name and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $2,704 and $897 for the three months ended June 30, 2016 and 2015, respectively. Amortization expense related to software technology recorded as cost of revenue was $3,027 and $903 for the three months ended June 30, 2016 and 2015, respectively.
The following table represents the remaining estimated amortization of definite-lived intangible assets as of June 30, 2016:

For the year ended March 31,
2017 (remaining nine months)	$16,729
2018	19,115
2019	16,703
2020	15,706
2021	10,974
2022 and beyond	6,716
Total	$85,943

6. Capitalized Software Costs
Our capitalized software costs are summarized as follows:

	June 30, 2016	March 31, 2016
Gross carrying amount	$99,648	$96,699
Accumulated amortization	(85,821)	(83,449)
Net capitalized software costs	$13,827	$13,250
Amortization expense related to capitalized software costs was $2,371 and $2,439 for the three months ended June 30, 2016 and 2015, respectively.
The following table presents the remaining estimated amortization of capitalized software costs as of June 30, 2016. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2017 (remaining nine months)	$5,300
2018	3,900
2019	3,100
2020	1,527
2021	—
2022 and beyond	—
Total	$13,827

7. Line of Credit
On January 4, 2016, we entered into a $250,000 revolving credit agreement (“Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. The credit agreement is secured by substantially all of our existing and future property and material domestic subsidiaries. The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans. The Credit Agreement matures on January 4, 2021 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. The revolving loans under the Credit Agreement will be available for letters of credit, working capital and general corporate purposes. We were in compliance with all covenants under the Credit Agreement as of June 30, 2016.
As of June 30, 2016, we had $88,000 in outstanding loans and $162,000 of unused credit under the Credit Agreement. During the three months ended June 30, 2016, we recorded $740 of interest expense and $269 in amortization of deferred debt issuance costs related to the Credit Agreement.

8. Composition of Certain Financial Statement Captions

Accounts receivable include amounts invoiced but not yet rendered at each period end. Undelivered products and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	June 30, 2016	March 31, 2016
Accounts receivable, gross	$93,266	$104,467
Sales return reserve	(8,434)	(7,541)
Allowance for doubtful accounts	(3,037)	(2,902)
Accounts receivable, net	$81,795	$94,024

Inventories are summarized as follows:

	June 30, 2016	March 31, 2016
Computer systems and components	$430	$555

Prepaid expenses and other current assets are summarized as follows:

	June 30, 2016	March 31, 2016
Prepaid expenses	$11,530	$11,804
Other current assets	5,101	3,106
Prepaid expenses and other current assets	$16,631	$14,910

Equipment and improvements are summarized as follows:

	June 30, 2016	March 31, 2016
Computer equipment	$32,514	$32,213
Internal-use software	10,201	10,201
Furniture and fixtures	11,304	9,799
Leasehold improvements	12,995	13,408
	67,014	65,621
Accumulated depreciation and amortization	(40,331)	(39,831)
Equipment and improvements, net	$26,683	$25,790

The current portion of deferred revenue are summarized as follows:

	June 30, 2016	March 31, 2016
Professional services	$22,013	$23,128
Software license, hardware and other	15,095	14,913
Support and maintenance	11,052	11,902
Software related subscription services	6,201	7,992
Deferred revenue, current	$54,361	$57,935

Accrued compensation and related benefits are summarized as follows:

	June 30, 2016	March 31, 2016
Vacation	$8,585	$8,987
Payroll, bonus and commission	5,672	9,683
Accrued compensation and related benefits	$14,257	$18,670

Other current and non-current liabilities are summarized as follows:

	June 30, 2016	March 31, 2016
Contingent consideration and other liabilities related to acquisitions	$26,417	$24,153
Care services liabilities	4,842	5,339
Customer credit balances and deposits	4,801	4,123
Accrued EDI expense	2,405	2,382
Accrued royalties	2,390	2,341
Self insurance reserve	1,742	1,862
Accrued outsourcing costs	1,609	1,604
Deferred rent	1,308	828
Accrued consulting and outside services	1,197	3,650
Accrued legal expense	819	864
Other accrued expenses	5,130	3,092
Other current liabilities	$52,660	$50,238

Deferred rent	$9,281	$6,577
Uncertain tax position and related liabilities	4,084	4,084
Other noncurrent liabilities	$13,365	$10,661

9. Income Taxes
The benefit of income taxes for the three months ended June 30, 2016 was $317 and the provision for income taxes for the three months ended June 30, 2015 was $2,924. The effective tax rates were 32.9% and 31.5% for the three months ended June 30, 2016 and 2015, respectively. The effective rate for the three months ended June 30, 2016 increased compared to the prior year period primarily due to lower qualifying production activity deductions, offset by a favorable impact of the research and development credit.
The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain state credits and state net operating loss carryforwards for which we have recorded a valuation allowance.
Uncertain tax positions
We had a liability of $3,955 and $3,955 for unrecognized tax benefits related to various federal, state and local income tax matters as of June 30, 2016 and March 31, 2016, respectively. If recognized, this amount would reduce our effective tax rate.
We are no longer subject to U.S. federal income tax examinations for tax years before 2012. With few exceptions, we are no longer subject to state income tax examinations for tax years before 2011. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

10. Earnings (Loss) per Share

The dual presentation of “basic” and “diluted” earnings (loss) per share (“EPS”) is provided below. Share amounts below are in thousands.

	Three Months Ended June 30,
	2016	2015
Earnings (loss) per share — Basic:
Net income (loss)	$(647)	$6,362
Weighted-average shares outstanding — Basic	61,179	60,312
Net income (loss) per common share — Basic	$(0.01)	$0.11

Earnings (loss) per share — Diluted:
Net income (loss)	$(647)	$6,362
Weighted-average shares outstanding	61,179	60,312
Effect of potentially dilutive securities	—	752
Weighted-average shares outstanding — Diluted	61,179	61,064
Net income (loss) per common share — Diluted	$(0.01)	$0.10

The computation of diluted net income (loss) per share does not include 2,767 and 1,768 options to acquire shares of common stock for the three months ended June 30, 2016 and 2015, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

11. Share-Based Awards
Employee Stock Option and Incentive Plans
In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of June 30, 2016, there were 1,358,931 outstanding options and 25,046 outstanding shares of restricted stock, restricted stock units and performance based restricted stock under the 2005 Plan.
In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. The 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2015 Plan, awards under the 2015 Plan will fully vest under certain circumstances. As of June 30, 2016, there were 1,856,500 outstanding options, 664,532 outstanding shares of restricted stock awards and 8,613,425 shares available for future grant under the 2015 Plan.

A summary of stock option transactions during the three months ended June 30, 2016 follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2016	2,447,286	$19.55	6.3	574
Granted	856,500	12.87	7.9
Forfeited/Canceled	(88,355)	21.80	4.8
Outstanding, June 30, 2016	3,215,431	$17.59	5.8	$238
Vested and expected to vest, June 30, 2016	2,358,931	$17.59	5.8	$238
Exercisable, June 30, 2016	773,346	$26.19	2.3	$143

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended June 30,
	2016	2015
Expected term	6.0 years	3.8 years
Expected volatility	37.4%	38.3%
Expected dividends	—%	4.1%
Risk-free rate	1.5%	1.6%
The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2016 and 2015 was $4.92 and $3.67 per share, respectively.
During the three months ended June 30, 2016, a total of 856,500 options to purchase shares of common stock were granted under the 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expiration
May 31, 2016	100,000	$12.71	Five years	May 31, 2024
May 25, 2016	216,500	$12.78	Four years	May 25, 2024
May 24, 2016	540,000	$12.93	Four years	May 24, 2024
Total	856,500
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.
Non-vested stock option award activity during the three months ended June 30, 2016 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2016	1,859,750	$4.67
Granted	856,500	4.92
Vested	(226,845)	5.96
Forfeited/Canceled	(47,320)	4.53
Outstanding, June 30, 2016	2,442,085	$4.64
As of June 30, 2016, $10,226 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 4.0 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2016 and 2015 was $1,353 and $1,657, respectively.

Employee Share Purchase Plan
On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of June 30, 2016, we have issued 147,464 shares under the Purchase Plan and 3,852,536 shares are available for future issuance.
Share-based compensation expense recorded for the employee share purchase plan was $126 for the three months ended June 30, 2016 and $68 for the three months ended June 30, 2015.
Restricted Stock Awards
Restricted stock awards activity during the three months ended June 30, 2016 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2016	191,247	$14.44
Granted	498,898	12.79
Vested	(567)	20.20
Outstanding, June 30, 2016	689,578	$13.24
Share-based compensation expense related to restricted stock awards was $545 for the three months ended June 30, 2016 and $198 for the three months ended June 30, 2015.
The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period.
As of June 30, 2016, $7,928 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.6 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

12. Concentration of Credit Risk
We had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2016. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against the plaintiff, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. On June 26, 2015, we filed a motion for summary judgment, which the court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, the plaintiff filed an application for reconsideration of the Court's summary judgment order, which the court denied. On October 28, 2015, the plaintiff filed a motion for summary judgment, seeking to dismiss our cross-complaint, which the court denied on March 3, 2016. On May 9, 2016, the plaintiff filed a motion for summary adjudication, seeking to again dismiss our cross-complaint. The hearing for the motion is set for August 4, 2016. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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

14. Operating Segment Information
As of June 30, 2016, we have three reportable segments that are evaluated regularly by our chief operating decision maker (consisting of our Chief Executive Officer) in deciding how to allocate resources and in assessing performance.
Operating segment data is as follows:

	Three Months Ended June 30,
	2016	2015
Revenue:
NextGen Division	$95,556	$91,615
RCM Services Division	22,365	22,462
QSI Dental Division	4,284	4,418
Hospital Solutions Division (1)	—	3,669
Consolidated revenue	$122,205	$122,164

Operating income:
NextGen Division	$45,649	$44,858
RCM Services Division	4,458	4,417
QSI Dental Division	1,877	950
Hospital Solutions Division (1)	—	955
Corporate and unallocated	(51,856)	(42,146)
Consolidated operating income	$128	$9,034
___________________________________
(1) The former Hospital Solutions Division was divested in October 2015.
Assets by segment are not tracked or used by our chief operating decision maker to allocate resources or to assess performance, and thus not included in the table above.
The major components of the corporate and unallocated amounts are summarized in the table below:

	Three Months Ended June 30,
	2016	2015
Research and development costs, net	$18,224	$17,085
Amortization of capitalized software costs	2,371	2,439
Marketing expense	2,943	3,816
Restructuring costs (see Note 15)	3,753	—
Other corporate and overhead costs (1)	24,565	18,806
Total corporate and unallocated	$51,856	$42,146
___________________________________
(1) The net increase in other corporate and overhead costs in the three months ended June 30, 2016 is primarily related to higher amortization of acquired intangible assets and other general and administrative costs associated with the acquisition of HealthFusion, higher acquisition costs (including fair value adjustments to contingent consideration liabilities), and higher professional services costs.
The amounts classified as corporate and unallocated consist primarily of corporate general and administrative costs, acquisition and transaction-related costs, amortization of acquired intangible assets, amortization of capitalized software costs, and costs of other centrally managed overhead and shared-services functions, including accounting and finance, human resources, information services, marketing, legal, and research and development, that are not controlled by segment level leadership. Although the segments may derive direct benefits as a result of such costs, our chief operating decision maker evaluates performance based upon stand-alone segment operating income, which excludes these corporate and unallocated amounts.

15. Restructuring Plan
In fiscal year 2016, we initiated a three-phase plan intended to better position our organization for future success. We implemented a series of actions to with the objective of achieving greater synergies and further integration of our products and services in support of our business strategies, and enabling a more efficient, integrated and client-centered delivery of the holistic solutions that we believe is required by our ambulatory care clients. We also transformed our management team with the appointment of a new chief executive officer, chief financial officer, chief technology officer, and chief client officer. In the first phase, we redesigned the organization to more effectively support the execution of our strategy. Under phase two of our reorganization, we will continue building and enhancing the capabilities to drive future revenue growth. The third phase of the plan will consist of developing the services and solutions to accelerate revenue growth.
The overall plan also includes a multi-year initiative, called NextGen 2.0, to merge our business units into a single, streamlined, functional-based organization structure and to realign our organizational structure by consolidating the sales, marketing, information services, and software development responsibilities into single, company-wide roles in order to achieve greater efficiency. As a result, our future reportable segments may change due to such changes in the organization of our business.
The first phase was completed in April 2016, when we announced a corporate restructuring plan, which was approved by our Board of Directors. Under the restructuring plan, we reduced our domestic headcount by approximately 150 employees, or approximately six percent of our U.S.-based workforce. During the three months ended June 30, 2016, we recorded $3,753 of restructuring costs within operating expenses in our consolidated statements of comprehensive income. The restructuring costs consist of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, which were accrued when it was probable that the benefits will be paid and the amount were reasonably estimable. As of June 30, 2016, we had a remaining liability of $1,308 related to our restructuring costs, which we expect to settle in the second quarter of fiscal 2017. The restructuring plan was substantially completed as of June 30, 2016.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act, the Patient Protection and Affordable Care Act, and the Medicare Access and CHIP Reauthorization Act of 2015, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report.
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
Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612. Our websites are located at www.Nextgen.com and www.qsii.com. We operate on a fiscal year ending on March 31.
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
We also believe that healthcare reform, including the repeal of the sustainable growth rate ("SGR") formula as part of the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA"), and a movement towards a value-based, pay-for-performance model and quality initiative efforts will stimulate demand for robust electronic health record solutions as well as new health information technology solutions from bundled billing capabilities to patient engagement and population health management. We believe MACRA may be the most important of the three regulations for our market because it permanently changes how ambulatory healthcare providers are reimbursed by Medicare. It offers certainty and a timeline for the market’s move away from volume-based, fee-for-service models to value-based payment models that reward the delivery of lower cost, high quality care.
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
We continue to evaluate the organizational structure of our company with the objective of achieving greater synergies and further integration of our products and services, in support of our business strategies. In fiscal 2016, we initiated a three-phase plan to better position our organization for future success. In the first phase, we redesigned the organization to more effectively support the execution of our strategy. We also transformed our management team with the appointment of a new chief executive officer, chief financial officer, chief technology officer, and chief client officer. This first phase was completed in April 2016, when we announced a corporate restructuring plan intended to enable a more efficient, integrated and client-centered delivery of the holistic solutions that we believe is required by our ambulatory care clients. The restructuring plan includes merging our business units into a single, streamlined, functional-based organization structure. We are now beginning phase two of our reorganization, which includes building and enhancing the capabilities that will drive future revenue growth. The third phase of the plan will consist of developing the services and solutions to accelerate revenue growth.
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

Our Strategy
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
We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report. We discuss our critical accounting policies and estimates in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report. There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the fiscal year ended March 31, 2016.

Results of Operations
The following table sets forth the percentage of revenue represented by each item in our consolidated statements of comprehensive income for the three months ended June 30, 2016 and 2015 (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
	2016	2015
Revenues:
Software license and hardware	12.1%	13.3%
Software related subscription services	16.3	10.0
Total software, hardware and related	28.4	23.3
Support and maintenance	31.1	35.8
Revenue cycle management and related services	17.2	16.6
Electronic data interchange and data services	18.1	16.5
Professional services	5.2	7.8
Total revenues	100.0	100.0
Cost of revenue:
Software license and hardware	5.8	5.8
Software related subscription services	7.4	4.9
Total software, hardware and related	13.3	10.6
Support and maintenance	5.4	6.5
Revenue cycle management and related services	11.6	11.9
Electronic data interchange and data services	10.4	10.1
Professional services	5.8	6.7
Total cost of revenue	46.5	45.8
Gross profit	53.5	54.2
Operating expenses:
Selling, general and administrative	33.2	32.1
Research and development costs, net	14.9	14.0
Amortization of acquired intangible assets	2.2	0.7
Restructuring costs	3.1	—
Total operating expenses	53.4	46.8
Income from operations	0.1	7.4
Interest income	—	0.2
Interest expense	(0.8)	—
Other expense, net	(0.1)	—
Income (loss) before provision for (benefit of) income taxes	(0.8)	7.6
Provision for (benefit of) income taxes	(0.3)	2.4
Net income (loss)	(0.5)%	5.2%

Revenues
The following table presents our consolidated revenues for the three months ended June 30, 2016, and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Revenues:
Software license and hardware	$14,789	$16,189
Software related subscription services	19,875	12,246
Total software, hardware and related	34,664	28,435

Support and maintenance	38,007	43,713
Revenue cycle management and related services	21,053	20,243
Electronic data interchange and data services	22,124	20,189
Professional services	6,357	9,584
Total revenues	$122,205	$122,164
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
Consolidated revenue for the three months ended June 30, 2016 remained consistent at $122.2 million compared to the prior year period. Total software, hardware and related increased $6.2 million, driven by an increase of $7.6 million in software related subscription services, offset by a $1.4 million decline in software license and hardware revenue. The growth in software related subscription services is primarily attributed to sales of the MediTouch® cloud-based system acquired from HealthFusion in January 2016, and the decline in software license and hardware revenue reflects a shift in market dynamics toward cloud-based solutions and away from perpetual license arrangements.
EDI and RCM revenue grew $1.9 million and $0.8 million, respectively, compared to the prior year period due to addition of new clients, further penetration of our existing client base, and additional cross-sell of newer products. Support and maintenance decreased $5.7 million primarily due to the disposition of Hospital Solutions Division in October 2015, an increased level of sales credits in the current period, and client attrition. Professional services revenue decreased $3.2 million as a result of lower client demand for implementation, training, and consulting services related to the recent decline in new system sales and market saturation of our core software products.
Recurring service revenue, consisting of software related subscription services, support and maintenance, RCM, and EDI, represented 82.7% and 78.9% of total revenue for the three months ended June 30, 2016 and 2015, respectively.
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
Gross Profit
The following table presents our consolidated cost of revenue and gross profit for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Total cost of revenue	$56,815	$55,977
Gross profit	65,390	66,187
Gross margin %	53.5%	54.2%
Cost of revenue consists primarily of compensation expense, including share-based compensation, for personnel that deliver our products and services. Cost of revenue also includes amortization of capitalized software costs and acquired technology, third party consultant and outsourcing costs, costs associated with our EDI business partners and clearinghouses, hosting service costs, third party software costs and royalties, and other costs directly associated with delivering our products and services. Refer to Note 6, "Capitalized Software Costs" of our notes to consolidated financial statements included elsewhere in this Report for additional information and an estimate of future expected amortization of capitalized software costs.
Share-based compensation expense included in cost of revenue was $0.1 million and $0.1 million for the three months ended June 30, 2016 and 2015 and is included in the amounts above.
Gross profit decreased $0.8 million compared to the prior year period due primarily to higher amortization of the software technology intangible asset acquired from HealthFusion, partially offset by lower payroll costs associated with delivering support and maintenance and professional services. The gross margin percentage remained consistent compared to the prior year period.
Selling, General and Administrative Expense
The following table presents our consolidated selling, general and administrative expense for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Selling, general and administrative	$40,581	$39,171
Selling, general and administrative, as a percentage of revenue	33.2%	32.1%
Selling, general and administrative expense consist of compensation expense, including share-based compensation, for management and administrative personnel, selling and marketing expense, facilities costs, depreciation, professional service fees, including legal and accounting services, acquisition and transaction-related costs, and other general corporate and administrative expenses.
Share-based compensation expense included in selling, general and administrative expenses was $1.0 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and is included in the amounts above.
Selling, general and administrative expenses for the three months ended June 30, 2016 increased $1.4 million compared to the prior year period primarily due to the incremental expense associated with the acquisition of HealthFusion in January 2016, a $1.8 million increase in amortization of intangibles acquired from HealthFusion, and $1.9 million increase in acquisition costs primarily related to the fair value adjustments of contingent consideration, partially offset by lower payroll costs associated with the corporate restructuring plan (refer to Note 15, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information) and the disposition of the Hospital Solutions Division in October 2015.
Research and Development Costs, net
The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Gross expenditures	$21,172	$20,720
Capitalized software costs	(2,948)	(3,635)
Research and development costs, net	$18,224	$17,085

Research and development costs, net, as a percentage of revenue	14.9%	14.0%
Capitalized software costs as a percentage of gross expenditures	13.9%	17.5%
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
Share-based compensation expense included in net research and development costs was $0.1 million for both the three months ended June 30, 2016 and 2015 and is included in the amounts above.
Net research and development costs for the three months ended June 30, 2016 increased $1.1 million compared to the prior year period as a result of a $0.5 million increase in our gross expenditures and a $0.7 million decline in capitalized software costs. The increase in gross expenditures is related to the acquisition of HealthFusion and increased investment in the development of new products, partially offset by lower gross expenditures related to the discontinuation of the NextGen Now development project during the fourth quarter of fiscal 2016 and lower personnel costs associated with the restructuring plan. The reduction in capitalized software costs is due to a decline in the rate of the software capitalization rate to 13.9% compared to 17.5% in the prior year period, which reflects a trend towards a more agile development approach that inherently shortens the time frame during which development costs may be capitalized and the various stages of software development during a given period.
Amortization of Acquired Intangible Assets
The following table presents our amortization of acquired intangible assets for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Amortization of acquired intangible assets	$2,704	$897
Amortization of acquired intangible assets included in operating expense consist of the amortization related to our customer relationships, trade name, and contracts intangible assets acquired as part of our business combinations. Refer to Note 5, "Intangible Assets" of our notes to consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.
Amortization of acquired intangible assets for the three months ended June 30, 2016 increased $1.7 million compared to the prior year due to additional amortization of the customer relationships and trade name intangible assets related to the acquisition of HealthFusion. Refer to Note 5, "Business Combinations" of our notes to consolidated financial statements included elsewhere in this Report for additional information.
Restructuring Costs
During the three months ended June 30, 2016, we recorded $3.8 million of restructuring costs within operating expenses in our consolidated statements of comprehensive income. The restructuring costs resulted from a restructuring plan that we announced in April 2016 whereby we reduced our domestic headcount by approximately 150 employees, or approximately six percent of our U.S.-based workforce, and such costs consist of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. As of June 30, 2016, we had a remaining liability of $1.3 million related to our restructuring costs, which we expect to settle in the second quarter of fiscal 2017.
The restructuring is part of a three-phase plan initiated in fiscal year 2016 that was intended to better position our organization for future success. In the first phase, we restructured the organization to more effectively support the execution of our strategy. We believe that the restructuring will reduce our costs and improve our financial performance. As we begin phase two of our reorganization, we expect to continue building and enhancing the capabilities that will drive future revenue growth. The third phase of the plan will consist of developing the services and solutions to accelerate revenue growth.
The overall plan also includes a multi-year initiative, called NextGen 2.0, to merge our business units into a single, streamlined, functional-based organization structure and to realign our organizational structure by consolidating the sales, marketing, information services, and software development responsibilities into single, company-wide roles in order to achieve greater efficiency. As a result, our future reportable segments may change due to such changes in the organization of our business.
Refer to Note 15, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information.

Interest and Other Income and Expense
The following table presents our interest expense for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Interest income	$8	$302
Interest expense	(1,013)	—
Other expense, net	(87)	(50)
Interest income relates primarily to our marketable securities. Interest expense relates to our revolving credit agreement that was entered into in January 2016 and the related amortization of deferred debt issuance costs. Refer to Note 7, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information. Other expense and income relates primarily to net realized gains and losses on our marketable securities.
Interest expense for the year ended three months ended June 30, 2016 increased $1.0 million compared to the prior year. The increase is primarily related to the interest expense associated with our revolving credit agreement and the amortization of deferred debt issuance costs. As of June 30, 2016, we had $88.0 million in outstanding loans under the revolving credit agreement.
All other fluctuations in interest and other income and expense are not deemed significant.
Provision for (benefit of) Income Taxes
The following table presents our provision for (benefit of) income taxes for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Provision for (benefit of) income taxes	$(317)	$2,924
Effective tax rate	32.9%	31.5%
The effective rate for the three months ended June 30, 2016 increased compared to the prior year period primarily due to lower qualifying production activity deductions, offset by a favorable impact of the research and development credit.
Net Income (Loss)
The following table presents our net income (loss) and net income (loss) per share and for the three months ended June 30 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Net income (loss)	$(647)	$6,362
Net income (loss) per share:
Basic	$(0.01)	$0.11
Diluted	$(0.01)	$0.10
As a result of the foregoing changes in revenue and expense, net income for the three months ended June 30, 2016 decreased $7.0 million compared to the prior year period. Specifically, the decrease in net income is due to the $3.8 million of restructuring costs, combined with a $1.9 million increase in acquisition costs primarily related to the fair value adjustments of contingent consideration, $1.7 million higher amortization of intangible assets associated with the acquisition of HealthFusion, $1.1 million higher net research and development costs, and $1.0 million increase in interest expense in connection with the revolving credit agreement, partially offset by lower payroll costs associated with the corporate restructuring plan and the disposition of the Hospital Solutions Division in October 2015.

Operating Segment Information
Our business divisions consist of the NextGen Division, the RCM Services Division, and the QSI Dental Division. Our divisions share the resources of our “corporate office,” which includes a variety of accounting, finance and other administrative functions.
The following table presents an overview of our operating results by segment for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Revenue:
NextGen Division	$95,556	$91,615
RCM Services Division	22,365	22,462
QSI Dental Division	4,284	4,418
Hospital Solutions Division (1)	—	3,669
Consolidated revenue	$122,205	$122,164

Operating income:
NextGen Division	$45,649	$44,858
RCM Services Division	4,458	4,417
QSI Dental Division	1,877	950
Hospital Solutions Division (1)	—	955
Corporate and unallocated	(51,856)	(42,146)
Consolidated operating income	$128	$9,034
___________________________________
(1) The former Hospital Solutions Division was divested in October 2015.
NextGen Division
NextGen Division revenue for the three months ended June 30, 2016 increased $3.9 million and divisional operating income increased $0.8 million compared to the prior year period. The increase in revenue was driven by a $8.7 million increase in our software related subscription services attributed mostly to the acquisition of HealthFusion in January 2016 and a $1.7 million increase in EDI revenue from the addition of new clients and further penetration of our existing client base. Such increases in revenue were partially offset by a $3.0 million decrease in support and maintenance, a $2.4 million decrease in professional services and a $1.1 million decrease in software license and hardware revenue, resulting from of a shift in market dynamics toward cloud-based solutions and away from perpetual license arrangements, resulting in lower client demand for our core software products and related support and maintenance, implementation, training, and consulting services.
The increase in divisional operating income is primarily the result of higher gross profit from the aforementioned increases in revenue, partially offset by an increase in overall operating expenses attributed to the acquisition of HealthFusion.
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
RCM Services Division
RCM Services Division revenue and divisional operating income remained consistent for the three months ended June 30, 2016 compared to the prior year period. We believe that a significant opportunity exists to continue cross selling RCM services to existing clients. The portion of existing NextGen clients who are using the RCM Services Division's services is less than 10%. We are actively pursuing efforts to achieve faster growth from expanded efforts to leverage the existing NextGen Division's sales force towards selling RCM services. We also believe that ongoing increases in the complexity of medical billing and collections processes, including the migration to value-based reimbursement models, will create additional opportunities for our RCM Services Division.
QSI Dental Division
QSI Dental Division revenue for the three months ended June 30, 2016 decreased $0.1 million and divisional operating income increased $0.9 million compared to the prior year period. The decrease in revenue was driven by lower software, hardware, and related revenues, partially offset by an increase in QSI Dental EDI revenue. The increase in divisional operating income was the result of lower cost of revenue associated with the delivery of our products and services, including lower payroll costs related to decreases in divisional headcount and lower third party consultant and outsourcing costs.
We believe that the QSI Dental Division is well-positioned to sell to the FQHCs market and intends to continue leveraging the NextGen Division's sales force to sell its dental electronic medical records software to practices that provide both medical and dental services, such as FQHCs, which are receiving grants as part of the ARRA. Our goal for the QSI Dental Division is to continue to invest in the cloud-based QSIDental Web platform while aggressively marketing QSIDental Web to both new and existing clients.
Corporate and unallocated
The major components of the corporate and unallocated amounts are summarized in the table below (in thousands):

	Three Months Ended June 30,
	2016	2015
Research and development costs, net	$18,224	$17,085
Amortization of capitalized software costs	2,371	2,439
Marketing expense	2,943	3,816
Restructuring costs	3,753	—
Other corporate and overhead costs (1)	24,565	18,806
Total corporate and unallocated	51,856	42,146
The amounts classified as corporate and unallocated consist primarily of corporate general and administrative costs, acquisition and transaction-related costs, amortization of acquired intangible assets, amortization of capitalized software costs, and costs of other centrally managed overhead and shared-services functions, including accounting and finance, human resources, information services, marketing, legal, and research and development, that are not controlled by segment level leadership. Although the segments may derive direct benefits as a result of such costs, our chief operating decision maker (consisting of our Chief Executive Officer) evaluates performance based upon stand-alone segment operating income, which excludes these corporate and unallocated amounts.
Corporate and unallocated expense for the three months ended June 30, 2016 increased $9.7 million compared to the prior year period. The net increase in corporate and unallocated expense is primarily the result of a $5.8 million increase in other corporate and overhead costs, which was related to higher amortization of acquired intangible assets and other general and administrative costs associated with the acquisition of HealthFusion, higher acquisition costs (including fair value adjustments to contingent consideration liabilities), and higher professional services costs. Total corporate and unallocated expense also increased due to $3.7 million of restructuring costs recorded during the period and a $1.1 million increase in net research and development costs. Refer to the corresponding sections above titled "Restructuring Costs" and "Research and Development, net" for additional information regarding restructuring costs and net research and development costs.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Cash and cash equivalents and marketable securities	$26,349	$116,797
Unused portion of revolving credit agreement (1)	162,000	—
Total liquidity	$188,349	$116,797

Net income (loss)	$(647)	$6,362
Net cash provided by operating activities	$12,933	$3,707
_________________________
(1) As of June 30, 2016, we had our outstanding loans of $88.0 million under our $250.0 million revolving credit agreement.
Cash Flows from Operating Activities
The following table summarizes our consolidated statements of cash flows for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Net income (loss)	$(647)	$6,362
Non-cash expenses	17,039	8,318
Cash from net income (loss), as adjusted	16,392	14,680

Change in other assets and liabilities	(3,459)	(10,973)
Net cash provided by operating activities	$12,933	$3,707
For the three months ended June 30, 2016, cash provided by operating activities increased $9.2 million compared to the prior year period, which improvement is primarily due to changes in assets and, to a lesser extent, an increase in net income as adjusted to exclude non-cash expenses. The reduction in cash flows due to changes in assets and liabilities is mostly attributed to decreases in income taxes payable and an increase in accounts receivable, partially offset a decrease in cash paid for accounts payables. The increase in non-cash expenses was primarily the result of higher amortization of intangibles associated with the acquisition of HealthFusion, changes in the fair value of contingent consideration liabilities, and restructuring costs, net of amounts paid. Refer to the "Net Income" section above for additional details regarding the fluctuations in net income.
Cash provided by operating activities has historically been, and is expected to continue to be, our primary source of cash, driven by our net income and working capital management.
Cash Flows from Investing Activities
Net cash provided by investing activities for the three months ended June 30, 2016 was $2.9 million compared with $7.4 million cash used in investing activities in the prior year period. The $10.2 million increase in net cash from investing activities is primarily due to a $9.7 million net increase in cash from the sales of marketable securities and a $0.7 million decrease in additions to capitalized software, partially offset by a $0.1 million increase in additions to equipment and improvements.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended June 30, 2016 was $16.6 million compared with $10.5 million in the prior year period. The increase in cash used in financing activities relates to $17.0 million of principal repayments on our revolving line of credit, partially offset by $10.7 million in dividends paid to shareholders during the prior year period.

Cash and Cash Equivalents
As of June 30, 2016, our cash and cash equivalents balance of $26.3 million reflects a $10.1 million decrease compared to $36.5 million of cash, cash equivalents and marketable securities as of March 31, 2016. This decrease primarily reflects $17.0 million of principal repayments on our revolving line of credit, offset by an increase in cash provided by operating activities, as noted above.
In January 2016, we entered into a $250.0 million revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. Our outstanding loans under the Credit Agreement was $88.0 million as of June 30, 2016.
We may continue to use a portion of our funds as well as available financing from the Credit Agreement for future acquisitions or other similar business activities, although the specific timing and amount of funds to be used is not currently determinable. Our principal sources of liquidity are our cash and cash equivalents, the Credit Agreement, as well as our cash generated from operations. We intend to expend some of our available funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products.
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
We believe that our cash and cash equivalents and marketable securities on hand at June 30, 2016, together with our cash flows from operations and liquidity provided by the Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.
Contractual Obligations
The following table summarizes our significant contractual obligations at June 30, 2016 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2017 (remaining nine months)	2018	2019	2020	2021	2022 and beyond
Operating lease obligations (1)	$71,167	$7,527	$10,339	$9,364	$8,444	$8,421	$27,072
Line of credit obligations	$88,000	—	$—	$—	—	88,000	—
Contingent consideration and other acquisition related liabilities (excluding share-based payments)	$17,600	17,600	$—	$—	—	—	—
Total	$176,767	$25,127	$10,339	$9,364	$8,444	$96,421	$27,072
_________________________
(1) Operating lease obligations have not been reduced by minimum sublease rentals of $2.4 million due in future periods under our non-cancelable subleases.
The deferred compensation liability as of June 30, 2016 was $6.6 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.
The uncertain tax position liability as of June 30, 2016 was $4.0 million, which is not included in the table above as the timing of expected payments is not determinable.
New Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2016, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid money market funds and short-term U.S. Treasury securities with maturities of 90 days or less at the time of purchase.
As of June 30, 2016, we had $88.0 million in outstanding loans under our revolving credit agreement. The revolving loans under the agreement bear interest at our option of either, (a) a base rate based on the highest of (i) the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank, N.A., as its prime rate, (ii) the greater of (A) the federal funds effective rate and (B) the overnight bank funding rate (as determined by the Federal Reserve Bank of New York) plus 0.50% and (iii) the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 1.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 0.50% to 1.50%, or (b) a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 1.50% to 2.50%. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of June 30, 2016 would result in a corresponding change in our annual interest expense of approximately $0.9 million. Refer to Note 7, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.
As of June 30, 2016, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2016, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against the plaintiff, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. On June 26, 2015, we filed a motion for summary judgment, which the court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, the plaintiff filed an application for reconsideration of the Court’s summary judgment order, which the court denied. On October 28, 2015, the plaintiff filed a motion for summary judgment, seeking to dismiss our cross-complaint, which the court denied on March 3, 2016. On May 9, 2016, the plaintiff filed a motion for summary adjudication, seeking to again dismiss our cross-complaint. The hearing for the motion is set for August 4, 2016. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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

QUALITY SYSTEMS, INC.
Date:	July 28, 2016	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2016	By:	/s/ James R. Arnold
James R. Arnold
Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2016	By:	/s/ John K. Stumpf
John K. Stumpf
Principal Accounting Officer