Form 10-Q
period 2016-09-30
QUALITY SYSTEMS, INC
filed 2016-10-27
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of outstanding shares of the Registrant’s common stock as of October 25, 2016 was 62,094,488 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$26,246	$27,176
Restricted cash and cash equivalents	4,458	5,320
Marketable securities	—	9,297
Accounts receivable, net	78,406	94,024
Inventory	353	555
Income taxes receivable	15,276	32,709
Prepaid expenses and other current assets	18,519	14,910
Total current assets	143,258	183,991
Equipment and improvements, net	25,985	25,790
Capitalized software costs, net	13,750	13,250
Deferred income taxes, net	8,018	8,198
Intangibles, net	80,297	91,675
Goodwill	188,555	188,837
Other assets	19,025	19,049
Total assets	$478,888	$530,790

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,438	$11,126
Deferred revenue	52,295	57,935
Accrued compensation and related benefits	15,192	18,670
Income taxes payable	185	91
Other current liabilities	50,734	50,238
Total current liabilities	123,844	138,060
Deferred revenue, net of current	1,403	1,335
Deferred compensation	6,794	6,357
Line of credit	48,000	105,000
Other noncurrent liabilities	13,376	10,661
Total liabilities	193,417	261,413
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 62,094 and 60,978 shares at September 30, 2016 and March 31, 2016, respectively	621	610
Additional paid-in capital	224,089	211,262
Accumulated other comprehensive loss	(565)	(481)
Retained earnings	61,326	57,986
Total shareholders' equity	285,471	269,377
Total liabilities and shareholders' equity	$478,888	$530,790

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Software license and hardware	$17,182	$19,687	$31,971	$35,876
Software related subscription services	21,490	12,437	41,365	24,683
Total software, hardware and related	38,672	32,124	73,336	60,559
Support and maintenance	38,974	42,176	76,981	85,889
Revenue cycle management and related services	20,936	20,793	41,989	41,036
Electronic data interchange and data services	21,613	20,581	43,737	40,770
Professional services	6,971	9,695	13,328	19,279
Total revenues	127,166	125,369	249,371	247,533
Cost of revenue:
Software license and hardware	6,427	6,578	13,547	13,619
Software related subscription services	8,675	5,963	17,762	11,921
Total software, hardware and related	15,102	12,541	31,309	25,540
Support and maintenance	7,036	8,394	13,604	16,337
Revenue cycle management and related services	14,359	14,680	28,590	29,192
Electronic data interchange and data services	12,807	12,539	25,570	24,865
Professional services	6,693	8,444	13,739	16,641
Total cost of revenue	55,997	56,598	112,812	112,575
Gross profit	71,169	68,771	136,559	134,958
Operating expenses:
Selling, general and administrative	42,790	37,396	83,371	76,567
Research and development costs, net	18,292	17,981	36,516	35,066
Amortization of acquired intangible assets	2,617	898	5,321	1,795
Restructuring costs	701	—	4,454	—
Total operating expenses	64,400	56,275	129,662	113,428
Income from operations	6,769	12,496	6,897	21,530
Interest income	1	44	9	346
Interest expense	(803)	(3)	(1,816)	(3)
Other expense, net	(55)	(54)	(142)	(104)
Income before provision for income taxes	5,912	12,483	4,948	21,769
Provision for income taxes	1,925	4,168	1,608	7,092
Net income	$3,987	$8,315	$3,340	$14,677
Other comprehensive income:
Foreign currency translation, net of tax	29	(212)	(93)	(284)
Unrealized gain (loss) on marketable securities, net of tax	—	(1)	10	(5)
Comprehensive income	$4,016	$8,102	$3,257	$14,388
Net income per share:
Basic	$0.06	$0.14	$0.05	$0.24
Diluted	$0.06	$0.14	$0.05	$0.24
Weighted-average shares outstanding:
Basic	61,658	60,461	61,420	60,387
Diluted	62,052	61,194	61,704	61,129
Dividends declared per common share	$—	$0.175	$—	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,340	$14,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,106	4,449
Amortization of capitalized software costs	4,819	4,929
Amortization of other intangibles	11,378	3,601
Amortization of debt issuance costs	538	—
Loss on disposal of equipment and improvements	175	81
Provision for bad debts	1,969	963
Provision for inventory obsolescence	224	92
Share-based compensation	3,177	1,585
Deferred income taxes	180	468
Change in fair value of contingent consideration	5,830	822
Restructuring costs	701	—
Changes in assets and liabilities:
Accounts receivable	13,649	8,313
Inventory	(22)	(119)
Accounts payable	(5,834)	699
Deferred revenue	(5,572)	(8,846)
Accrued compensation and related benefits	(4,179)	(7,730)
Income taxes	17,213	(12,449)
Deferred compensation	437	575
Other assets and liabilities	3,256	1,776
Net cash provided by operating activities	56,385	13,886
Cash flows from investing activities:
Additions to capitalized software costs	(5,319)	(6,687)
Additions to equipment and improvements	(4,989)	(6,012)
Proceeds from sales and maturities of marketable securities	9,291	3,810
Purchases of marketable securities	—	(4,419)
Net cash used in investing activities	(1,017)	(13,308)
Cash flows from financing activities:
Principal repayments on line of credit	(57,000)	—
Proceeds from issuance of shares under employee plans	702	479
Dividends paid	—	(21,403)
Net cash used in financing activities	(56,298)	(20,924)
Net increase decrease in cash and cash equivalents	(930)	(20,346)
Cash and cash equivalents at beginning of period	27,176	118,993
Cash and cash equivalents at end of period	$26,246	$98,647

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,977	$20,748
Cash refunds from income taxes	$19,762	$1,930
Cash paid for interest	$1,443	$—
Common stock issued for Mirth share-based contingent consideration	$9,273	$9,273
Non-cash investing and financing activities:
Tenant improvement allowance from landlord	$3,094	$—
Dividends declared but not paid	$—	$10,722
Unpaid additions to equipment and improvements	$488	$248
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
Basis of Presentation. The accompanying unaudited consolidated financial statements as of September 30, 2016 and for the three and six months ended September 30, 2015 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
Significant Accounting Policies. Effective July 1, 2016, we revised our reportable operating segments (see Note 14). There have been no other material changes to the significant accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Costs and expenses:
Cost of revenue	$166	$102	$315	$199
Research and development costs, net	334	103	417	213
Selling, general and administrative	1,418	696	2,445	1,173
Total share-based compensation	1,918	901	3,177	1,585
Income tax benefit	(695)	(276)	(1,107)	(476)
Decrease in net income	$1,223	$625	$2,070	$1,109

Recent Accounting Standards. Recent accounting pronouncements requiring implementation in future periods are discussed below or in the notes, where applicable.
In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to add and clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows to eliminate diversity in practice related to such cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 is effective for us in the first quarter of fiscal 2019. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The amendments in this update are to be applied differently upon adoption with certain amendments being applied prospectively, retrospectively and under a modified retrospective transition method. ASU 2016-09 is effective for us in the first quarter of fiscal 2018. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. The new guidance will require lessees to recognize on their balance sheets the assets and liabilities for the rights and obligations created by leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 is effective for us in the first quarter of fiscal 2020. We are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which replaces the concept of subsequently measuring inventory at 'lower of cost or market' with that of 'lower of cost and net realizable value'. The guidance only applies to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. ASU 2015-11 is effective for us in the first quarter of fiscal 2018. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"), which incorporates and expands upon certain principles that currently exist in U.S. auditing standards. ASU 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The new standard requires management to perform interim and annual evaluations and sets forth principles for considering the mitigating effect of management's plans. The standard mandates certain disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 is effective for us commencing fiscal year ending March 31, 2017. The adoption of this new standard has not had, and is not expected to have, an impact on our consolidated financial statements.
In May 2014, the FASB, along with the International Accounting Standards Board, issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about revenue and provides improved guidance for multiple element arrangements. In July 2015 decision, the FASB issued ASU 2015-14, Deferral of Effective Date ("ASU 2015-14") to delay the effective date by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) –Principal versus Agent Consideration ("ASU 2016-08"). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing ("ASU 2016-10”). In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16 ("ASU 2016-11") and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) –Narrow Scope Improvements and Practical Expedients ("ASU 2016-12"). The new ASUs do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather help to provide further interpretive clarifications on the new guidance in ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, is effective for us in the first quarter of fiscal 2019. Companies are permitted to adopt this new guidance following either a full retrospective or modified retrospective approach.
We have established a cross-functional team to assess the potential impact of the new revenue standard. Our assessment process consists of reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and identifying appropriate changes to our business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. Our assessment is expected to be completed during fiscal 2017. Additionally, we are currently evaluating the potential impact that the implementation of this new revenue standard will have on our consolidated financial statements as well as selection of the method of adoption. We currently do not expect to implement this new standard prior to the required effective date.
We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2016 and March 31, 2016:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	September 30, 2016
ASSETS
Cash and cash equivalents (1)	$26,246	$26,246	$—	$—
Restricted cash and cash equivalents	4,458	4,458	—	—
	$30,704	$30,704	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$20,400	$—	$—	$20,400
	$20,400	$—	$—	$20,400

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2016
ASSETS
Cash and cash equivalents (1)	$27,176	$27,176	$—	$—
Restricted cash and cash equivalents	5,320	5,320	—	—
Marketable securities (2)	9,297	9,297	—	—
	$41,793	$41,793	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$23,843	$—	$—	$23,843
	$23,843	$—	$—	$23,843
___________________________________
(1) Cash equivalents consist of money market funds.
(2) Marketable securities consist of available-for-sale money market instruments and fixed-income securities, including certificates of deposit, corporate bonds and notes, and municipal securities.
The contingent consideration liability as of September 30, 2016 relates to the acquisition of HealthFusion (see Note 3). We assess the fair value of our contingent consideration liability on a recurring basis and any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of comprehensive income. Key assumptions include discount rates and probability-adjusted achievement estimates of certain revenue targets that are not observable in the market. The categorization of the framework used to measure fair value of the contingent consideration liability is considered Level 3 due to the subjective nature of the unobservable inputs used.
The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the six months ended September 30, 2016:

Total Liabilities
Balance at April 1, 2016	$23,843
Settlement of contingent consideration related to Mirth	(9,273)
Fair value adjustments	5,830
Balance at September 30, 2016	$20,400

During the six months ended September 30, 2016, we issued shares of common stock to settle $9,273 in contingent consideration liabilities related to the acquisition Mirth. We also recorded $5,830, of which $5,400 was related to HealthFusion and $430 was related to Mirth, of fair value adjustments to contingent consideration liabilities, which are included as a component of selling, general and administrative expense.

Non-Recurring Fair Value Measurements
We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs used. During the three and six months ended September 30, 2016, we recorded a $282 adjustment to HealthFusion goodwill related to a final working capital adjustment calculated pursuant to the HealthFusion merger agreement. There were no other adjustments to fair value of such assets.

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
The preliminary purchase price totals $182,767, which includes preliminary working capital and other customary adjustments and the fair value of contingent consideration related to an additional $25,000 of cash in the form of an earnout, subject to HealthFusion achieving certain revenue targets through December 31, 2016. The initial estimated fair value of contingent consideration of $16,700 was based on a Monte Carlo-based valuation model that considered, among other assumptions and inputs, our estimate of projected HealthFusion revenues. During the three and six months ended September 30, 2016, we recorded fair value adjustments to the contingent consideration of $3,000 and $5,400, respectively, which are included as a component of selling, general and administrative expense.
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
The preliminary amount of goodwill represents the excess of the preliminary purchase price over the preliminary net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of HealthFusion was determined as the excess of the preliminary purchase price over the net acquisition date fair values of the acquired assets and the liabilities assumed, and is not deductible for tax purposes. HealthFusion operates under our Software and Related Solutions segment.
The total preliminary purchase price for the HealthFusion acquisition is summarized as follows:

Initial purchase price	$165,000
Contingent consideration	16,700
Preliminary working capital and other adjustments	1,067
Total preliminary purchase price	$182,767

January 4, 2016
Preliminary fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$2,225
Accounts receivable, net	1,514
Prepaid expenses and other current assets	4,645
Equipment and improvements, net	767
Capitalized software costs, net	307
Other assets	700
Accounts payable	(1,085)
Accrued compensation and related benefits	(533)
Deferred revenue	(1,067)
Deferred income taxes, net	(12,027)
Other liabilities	(2,721)
Total preliminary net tangible assets acquired and liabilities assumed	(7,275)
Preliminary fair value of identifiable intangible assets acquired:
Software technology	42,500
Customer relationships	28,500
Trade name	4,000
Goodwill	115,042
Total preliminary identifiable intangible assets acquired	190,042
Total preliminary purchase price	$182,767

4. Goodwill
We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We have not identified any events or circumstances as of September 30, 2016 that would require an interim goodwill impairment test.
We do not amortize goodwill as it has been determined to have an indefinite useful life.
We have also determined that the change in reportable operating segments as a result of our ongoing reorganization efforts (see Note 14) did not have a significant impact on the amount of goodwill that is allocated to each reporting unit and each reportable operating segment. Goodwill by reportable operating segment consists of the following:

	September 30, 2016	March 31, 2016
Software and Related Solutions	$156,265	$156,547
RCM and Related Services	32,290	32,290
Total goodwill	$188,555	$188,837

5. Intangible Assets
Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	September 30, 2016
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$50,550	$7,368	$67,810	$125,728
Accumulated amortization	(24,393)	(3,441)	(17,597)	(45,431)
Net intangible assets	$26,157	$3,927	$50,213	$80,297

	March 31, 2016
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$50,550	$7,368	$67,810	$125,728
Accumulated amortization	(19,618)	(2,895)	(11,540)	(34,053)
Net intangible assets	$30,932	$4,473	$56,270	$91,675
Amortization expense related to customer relationships and trade name and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $2,617 and $897 for the three months ended September 30, 2016 and 2015, respectively. Amortization expense related to software technology recorded as cost of revenue was $3,030 and $904 for the three months ended September 30, 2016 and 2015, respectively.
Amortization expense related to customer relationships and trade name and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $5,321 and $1,794 for the six months ended September 30, 2016 and 2015, respectively. Amortization expense related to software technology recorded as cost of revenue was $6,057 and $1,807 for the six months ended September 30, 2016 and 2015, respectively.
The following table represents the remaining estimated amortization of definite-lived intangible assets as of September 30, 2016:

	Amortization Expense Recorded As:
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2017 (remaining six months)	5,114	5,969	11,083
2018	7,264	11,851	19,115
2019	4,852	11,851	16,703
2020	3,855	11,851	15,706
2021	3,006	7,968	10,974
2022 and beyond	5,993	723	6,716
Total	$30,084	$50,213	$80,297

6. Capitalized Software Costs
Our capitalized software costs are summarized as follows:

	September 30, 2016	March 31, 2016
Gross carrying amount	$102,018	$96,699
Accumulated amortization	(88,268)	(83,449)
Net capitalized software costs	$13,750	$13,250
Amortization expense related to capitalized software costs was $2,448 and $2,490 for the three months ended September 30, 2016 and 2015, respectively. Amortization expense related to capitalized software costs was $4,819 and $4,929 for the six months ended September 30, 2016 and 2015, respectively.
The following table presents the remaining estimated amortization of capitalized software costs as of September 30, 2016. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2017 (remaining six months)	$3,300
2018	4,700
2019	3,800
2020	1,950
Total	$13,750

7. Line of Credit
On January 4, 2016, we entered into a $250,000 revolving credit agreement (“Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. The credit agreement is secured by substantially all of our existing and future property and material domestic subsidiaries. The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans. The Credit Agreement matures on January 4, 2021 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. The revolving loans under the Credit Agreement will be available for letters of credit, working capital and general corporate purposes. We were in compliance with all covenants under the Credit Agreement as of September 30, 2016.
As of September 30, 2016, we had $48,000 in outstanding loans and $202,000 of unused credit under the Credit Agreement.
During the three months ended September 30, 2016, we recorded $532 of interest expense and $269 in amortization of deferred debt issuance costs related to the Credit Agreement. During the six months ended September 30, 2016, we recorded $1,272 of interest expense and $538 in amortization of deferred debt issuance costs related to the Credit Agreement.

8. Composition of Certain Financial Statement Captions

Accounts receivable may include amounts invoiced for undelivered products and services at each period end. Undelivered products and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	September 30, 2016	March 31, 2016
Accounts receivable, gross	$91,257	$104,467
Sales return reserve	(9,530)	(7,541)
Allowance for doubtful accounts	(3,321)	(2,902)
Accounts receivable, net	$78,406	$94,024

Inventory is comprised of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	September 30, 2016	March 31, 2016
Prepaid expenses	$13,558	$11,804
Other current assets	4,961	3,106
Prepaid expenses and other current assets	$18,519	$14,910

Equipment and improvements are summarized as follows:

	September 30, 2016	March 31, 2016
Computer equipment	$26,059	$32,213
Internal-use software	10,616	10,201
Furniture and fixtures	10,904	9,799
Leasehold improvements	14,820	13,408
	62,399	65,621
Accumulated depreciation and amortization	(36,414)	(39,831)
Equipment and improvements, net	$25,985	$25,790

The current portion of deferred revenue are summarized as follows:

	September 30, 2016	March 31, 2016
Professional services	$22,793	$23,128
Software license, hardware and other	10,962	14,913
Support and maintenance	10,100	11,902
Software related subscription services	8,440	7,992
Deferred revenue	$52,295	$57,935

Accrued compensation and related benefits are summarized as follows:

	September 30, 2016	March 31, 2016
Payroll, bonus and commission	$7,071	$9,683
Vacation	8,121	8,987
Accrued compensation and related benefits	$15,192	$18,670

Other current and noncurrent liabilities are summarized as follows:

	September 30, 2016	March 31, 2016
Contingent consideration and other liabilities related to acquisitions	$20,400	$24,153
Customer credit balances and deposits	4,852	4,123
Care services liabilities	4,458	5,339
Users group meeting deposits	3,049	—
Accrued self insurance expense	2,508	1,862
Accrued consulting and outside services	2,391	3,650
Accrued EDI expense	2,167	2,382
Deferred rent	1,441	828
Accrued outsourcing costs	1,439	1,604
Accrued royalties	1,233	2,341
Accrued legal expense	1,017	864
Other accrued expenses	5,779	3,092
Other current liabilities	$50,734	$50,238

Deferred rent	$9,292	$6,577
Uncertain tax position and related liabilities	4,084	4,084
Other noncurrent liabilities	$13,376	$10,661

9. Income Taxes
The provision for income taxes for the three months ended September 30, 2016 was $1,925 and the provision for income taxes for the three months ended September 30, 2015 was $4,168. The effective tax rates were 32.6% and 33.4% for the three months ended September 30, 2016 and 2015, respectively. The effective rate for the three months ended September 30, 2016 decreased compared to the prior year period primarily due to lower qualifying production activity deductions and other discrete adjustments, offset by the impact of the federal and state research and development credit in the current period.
The provision for income taxes for the six months ended September 30, 2016 was $1,608 and the provision for income taxes for the six months ended September 30, 2015 was $7,092. The effective tax rates were 32.5% and 32.6% for the six months ended September 30, 2016 and 2015, respectively. The effective rate for the six months ended September 30, 2016 remained consistent with the prior year period because the impact of the federal and state research and development credit was substantially offset by lower qualifying production activity deductions and other discrete adjustments.
The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain state credits and state net operating loss carryforwards for which we have recorded a valuation allowance.

Uncertain tax positions
We had a liability of $3,955 and $3,955 for unrecognized tax benefits related to various federal, state and local income tax matters as of September 30, 2016 and March 31, 2016, respectively. If recognized, this amount would reduce our effective tax rate.
We are no longer subject to U.S. federal income tax examinations for tax years before 2013. With few exceptions, we are no longer subject to state income tax examinations for tax years before 2011. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

10. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share (“EPS”) is provided below. Share amounts below are in thousands.

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Earnings per share — Basic:
Net income	$3,987	$8,315	$3,340	$14,677
Weighted-average shares outstanding — Basic	61,658	60,461	61,420	60,387
Net income per common share — Basic	$0.06	$0.14	$0.05	$0.24

Earnings per share — Diluted:
Net income	$3,987	$8,315	$3,340	$14,677
Weighted-average shares outstanding	61,658	60,461	61,420	60,387
Effect of potentially dilutive securities	394	733	284	742
Weighted-average shares outstanding — Diluted	62,052	61,194	61,704	61,129
Net income per common share — Diluted	$0.06	$0.14	$0.05	$0.24

The computation of diluted net income per share does not include 3,230 and 2,997 options to acquire shares of common stock for the three and six months ended September 30, 2016, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 1,990 and 1,878 options to acquire shares of common stock for the three and six months ended September 30, 2015, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

11. Share-Based Awards
Employee Stock Option and Incentive Plans
In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of September 30, 2016, there were 1,186,101 outstanding options and 567 outstanding shares of restricted stock, restricted stock units and performance based restricted stock under the 2005 Plan.
In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. The 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2015 Plan, awards under the 2015 Plan will fully vest under certain circumstances. As of September 30, 2016, there were 1,993,250 outstanding options, 723,233 outstanding shares of restricted stock awards and 8,389,780 shares available for future grant under the 2015 Plan.
A summary of stock option transactions during the six months ended September 30, 2016 follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2016	2,447,286	$19.55	6.3	$574
Granted	1,006,500	12.83	7.7
Forfeited/Canceled	(274,435)	20.51	1.5
Outstanding, September 30, 2016	3,179,351	$17.34	6.4	$—
Vested and expected to vest, September 30, 2016	2,882,425	$17.61	6.4	$—
Exercisable, September 30, 2016	757,466	$25.89	4.1	$—

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Expected term	6.6 years	3.9 years	6.0 - 6.6 years	3.8 - 3.9 years
Expected volatility	36.9%	38.9%	36.9% - 37.4%	38.3% - 38.9%
Expected dividends	—%	5.3%	—%	4.1% - 5.3%
Risk-free rate	1.2%	1.3%	1.2% - 1.5%	1.3% - 1.6%
The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2016 and 2015 was $4.92 and $3.36 per share, respectively.
During the six months ended September 30, 2016, a total of 1,006,500 options to purchase shares of common stock were granted under the 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expiration
May 31, 2016	100,000	$12.71	Five years	May 31, 2024
May 25, 2016	216,500	$12.78	Four years	May 25, 2024
May 24, 2016	540,000	$12.93	Four years	May 24, 2024
July 11, 2016	150,000	$12.60	Four years	July 11, 2024
Fiscal year 2017 grants	1,006,500
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.
Non-vested stock option award activity during the six months ended September 30, 2016 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2016	1,859,750	$4.67
Granted	993,250	4.92
Vested	(275,595)	5.39
Forfeited/Canceled	(168,770)	4.37
Outstanding, September 30, 2016	2,408,635	$4.71

As of September 30, 2016, $9,635 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.8 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2016 and 2015 was $1,486 and $1,735, respectively.
Employee Share Purchase Plan
On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of September 30, 2016, we have issued 181,203 shares under the Purchase Plan and 3,818,797 shares are available for future issuance.
Share-based compensation expense recorded for the employee share purchase plan was $81 and $78 for the three months ended September 30, 2016 and 2015, respectively. Share-based compensation expense recorded for the employee share purchase plan was $207 and $146 for the six months ended September 30, 2016 and 2015, respectively.
Restricted Stock Awards
Restricted stock awards activity during the three and six months ended September 30, 2016 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2016	191,247	$14.44
Granted	619,874	12.68
Vested	(68,309)	14.17
Canceled	(19,012)	12.78
Outstanding, September 30, 2016	723,800	$12.99
Share-based compensation expense related to restricted stock awards was $972 and $217 for the three months ended September 30, 2016 and 2015, respectively. Share-based compensation expense related to restricted stock awards was $1,517 and $415 for the six months ended September 30, 2016 and 2015, respectively.
The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period.
As of September 30, 2016, $8,217 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.2 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

12. Concentration of Credit Risk
We had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2016. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against the plaintiff, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment, which the Court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, the plaintiff filed an application for reconsideration of the Court's summary judgment order, which the Court denied. On October 28, 2015, the plaintiff filed a motion for summary judgment, seeking to dismiss our cross-complaint, which the Court denied on March 3, 2016. On May 9, 2016, the plaintiff filed a motion for summary adjudication, seeking to again dismiss our cross-complaint, which the Court denied on August 5, 2016. On August 5, 2016, the plaintiff filed a motion for judgment on the pleadings, seeking to again dismiss our cross-complaint, which the Court denied on September 2, 2016. Trial is set for April 10, 2017 on QSI's cross-complaint. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Plaintiffs filed their opening brief and we answered. Oral argument is set for December 5, 2016. We believe that the plaintiffs' claims are without merit and continue to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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

14. Operating Segment Information
Effective July 1, 2016, we revised our reportable operating segments. As part of our ongoing reorganization efforts, we refined the measurement of our segment data to better reflect our current internal organizational structure whereby certain functions that formerly existed within each individual operating segment have changed. Our operating segments now consist of the Software and Related Solutions segment and the RCM and Related Services segment, which is consistent with the disaggregated financial information used and evaluated by our chief operating decision maker (consisting of our Chief Executive Officer) to assess performance and make decisions about the allocation of resources. Revenue and gross profit are the key measures of segment profitability used by our chief operating decision maker to measure segment operating performance and to make key business decisions. The revenues and gross profit of each segment are derived from distinct product and services within each segment. The Software and Related Solutions segment aggregates the revenues and gross profit of our software-related products and services, including software license and hardware, software-related subscription services, support and maintenance, EDI and data services, and certain professional services, such as implementation, training, and consulting. The RCM and Related Services segment aggregates the revenues and gross profit of our RCM services and certain related ancillary service offerings.
Certain functional roles that do not engage in revenue generating activities, such as product solutions and strategy, research and development, and certain corporate general and administrative functions, including finance, human resources, marketing, and legal, are considered to be shared-services and are not controlled by segment-level leadership. Although the segments may derive direct benefits as a result of such shared-services functions, our chief operating decision maker evaluates performance based upon stand-alone segment revenues and gross profit. Accordingly, the shared-services functions are not considered separate operating segments, and the related operating expenses are not included within our operating segments disclosure. Additionally, total assets are managed at a consolidated level and thus are also not included within our operating segments disclosure. Accounting policies for each of our operating segments are the same as those applied to our consolidated financial statements.
Operating segment data for the three and six months ended September 30, 2016 and 2015 is summarized in the table below. Prior period data has been retroactively reclassified to present all segment information on a comparable basis. The change in reportable segments has no impact to consolidated revenues and consolidated cost of revenue, nor does it affect our presentation of revenue and cost of revenue on the consolidated statements of comprehensive income.

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Software and Related Solutions	$105,475	$100,536	$205,896	$197,856
RCM and Related Services	21,691	21,652	43,475	42,827
Hospital Solutions(1)	—	3,181	—	6,850
Consolidated revenue	$127,166	$125,369	$249,371	$247,533

Gross profit (loss):
Software and Related Solutions	$69,615	$64,605	$133,162	$126,033
RCM and Related Services	7,017	6,645	14,260	13,023
Hospital Solutions(1)	—	915	—	2,638
Unallocated cost of revenue(2)	(5,463)	(3,394)	(10,863)	(6,736)
Consolidated gross profit	$71,169	$68,771	$136,559	$134,958
___________________________________
(1) The former Hospital Solutions Division was divested in October 2015 and therefore, does not represent a distinct operating segment. Historical amounts for Hospital Solutions have not been revised.
(2) Consists of amortization of acquired software technology and amortization of capitalized software costs not allocated to the operating segments for the purposes of measuring performance.
15. Restructuring Plan
In fiscal year 2016, we initiated a three-phase plan intended to better position our organization for future success. We implemented a series of actions with the objective of achieving greater synergies and further integration of our products and services in support of our business strategies, and enabling a more efficient, integrated and client-centered delivery of the holistic solutions that we believe is required by our ambulatory care clients. We also transformed our management team with the appointment of a new chief executive officer, chief financial officer, chief technology officer, and chief client officer. In the first phase, we redesigned the organization to more effectively support the execution of our strategy. Under phase two of our reorganization, we will continue to build our infrastructure and enhance our healthcare information technology capabilities to drive future revenue growth. The third phase of the plan will consist of developing and marketing the services and solutions that we believe will accelerate revenue growth.
The overall plan also includes a multi-year initiative, called NextGen 2.0, to merge our business units into a single, streamlined, functional-based organization structure and to realign our organizational structure by consolidating the sales, marketing, information services, and software development responsibilities into single, company-wide roles in order to achieve greater efficiency. As a result, our reportable segments have changed and may change again due to such changes in the organization of our business.
The first phase was completed in April 2016, when we announced a corporate restructuring plan, which was approved by our Board of Directors. Under the restructuring plan, we reduced our domestic headcount by approximately 150 employees, or approximately six percent of our U.S.-based workforce. During the three and six months ended September 30, 2016, we recorded $701 and $4,454, respectively, of restructuring costs within operating expenses in our consolidated statements of comprehensive income. The restructuring costs consist primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, which were accrued when it was probable that the benefits will be paid and the amount were reasonably estimable. As of September 30, 2016, we had a remaining liability of $701 related to our restructuring costs, nearly all of which we expect to settle in the third quarter of fiscal 2017. The restructuring plan is expected to be complete by the end of fiscal 2017.

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
We continue to evaluate the organizational structure of our company with the objective of achieving greater synergies and further integration of our products and services, in support of our business strategies. In fiscal 2016, we initiated a three-phase plan to better position our organization for future success. In the first phase, we redesigned the organization to more effectively support the execution of our strategy. We also transformed our management team with the appointment of a new chief executive officer, chief financial officer, chief technology officer, and chief client officer. This first phase was completed in April 2016, when we announced a corporate restructuring plan intended to enable a more efficient, integrated and client-centered delivery of the holistic solutions that we believe is required by our ambulatory care clients. The restructuring plan includes merging our business units into a single, streamlined, functional-based organization structure. We are now beginning phase two of our reorganization, which includes building and enhancing the capabilities that will drive future revenue growth. The third phase of the plan will consist of developing and marketing the services and solutions that we believe will accelerate revenue growth.
We have made and intend to continue making substantial investments in our infrastructure while continuing our strong commitment of service in support of our client satisfaction programs and maintaining reasonable expense discipline. Such investments include but are not limited to maintaining and expanding sales, marketing and product development activities to improve patient care and reduce healthcare costs, providing industry-leading, integrated clinical and administrative healthcare data systems, services, and expertise to clinical, medical, technology, and healthcare business professionals. We also strive to add new clients and expand our relationship with existing clients through delivery of add-on and complementary products and services. We believe that the client base that uses our software on a daily basis is a strategic asset, and we intend to leverage this strategic asset by expanding our product and service offerings towards this client base.
Led by our vision and mission, we are resetting our strategy and structure to deliver value to our clients. To achieve lower-cost, increased structural capability, our new management team is building an aligned, client-focused organization, supported by a recurring revenue stream and a large and diverse existing client base.

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

Results of Operations
The following table sets forth the percentage of revenue represented by each item in our consolidated statements of comprehensive income for the three and six months ended September 30, 2016 and 2015 (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Software license and hardware	13.5%	15.7%	12.8%	14.5%
Software related subscription services	16.9	9.9	16.6	10.0
Total software, hardware and related	30.4	25.6	29.4	24.5
Support and maintenance	30.6	33.6	30.9	34.7
Revenue cycle management and related services	16.5	16.6	16.8	16.6
Electronic data interchange and data services	17.0	16.4	17.5	16.5
Professional services	5.5	7.7	5.3	7.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Software license and hardware	5.1	5.2	5.4	5.5
Software related subscription services	6.8	4.8	7.1	4.8
Total software, hardware and related	11.9	10.0	12.6	10.3
Support and maintenance	5.5	6.7	5.5	6.6
Revenue cycle management and related services	11.3	11.7	11.5	11.8
Electronic data interchange and data services	10.1	10.0	10.3	10.0
Professional services	5.3	6.7	5.5	6.7
Total cost of revenue	44.0	45.1	45.2	45.5
Gross profit	56.0	54.9	54.8	54.5
Operating expenses:
Selling, general and administrative	33.6	29.8	33.4	30.9
Research and development costs, net	14.4	14.3	14.6	14.2
Amortization of acquired intangible assets	2.1	0.7	2.1	0.7
Restructuring costs	0.6	—	1.8	—
Total operating expenses	50.6	44.9	52.0	45.8
Income from operations	5.3	10.0	2.8	8.7
Interest income	—	—	—	0.1
Interest expense	(0.6)	—	(0.7)	—
Other expense, net	—	—	(0.1)	—
Income before provision for income taxes	4.6	10.0	2.0	8.8
Provision for income taxes	1.5	3.3	0.6	2.9
Net income	3.1%	6.6%	1.3%	5.9%

Revenues
The following table presents our consolidated revenues for the three and six months ended September 30, 2016, and 2015 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Software license and hardware	$17,182	$19,687	$31,971	$35,876
Software related subscription services	21,490	12,437	41,365	24,683
Total software, hardware and related	38,672	32,124	73,336	60,559

Support and maintenance	38,974	42,176	76,981	85,889
Revenue cycle management and related services	20,936	20,793	41,989	41,036
Electronic data interchange and data services	21,613	20,581	43,737	40,770
Professional services	6,971	9,695	13,328	19,279
Total revenues	$127,166	$125,369	$249,371	$247,533
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
Consolidated revenue for the three months ended September 30, 2016 increased $1.8 million compared to the prior year period. Consolidated revenue for the six months ended September 30, 2016 also increased $1.8 million compared to the prior year period. The increase in consolidated revenues for both the three and six month periods was driven primarily by subscription sales of the MediTouch® cloud-based system acquired from HealthFusion in January 2016, partially offset by lower software license and hardware revenue, lower professional services revenue, and lower support and maintenance revenue. The decline in software license and hardware revenue was mostly caused by a shift in market dynamics toward cloud-based solutions and away from perpetual license arrangements, which has also resulted in lower demand for our professional services, including implementation, training, and consulting services. The decline in support and maintenance is due to the disposition of the former Hospital Solutions Division in October 2015 and net attrition in products sold with accompanying maintenance. The growth in EDI and RCM revenue for both the three and six month periods was due to the addition of new clients, further penetration of our existing client base, and additional cross-sell of newer products.
Recurring service revenue, consisting of software related subscription services, support and maintenance, RCM, and EDI, represented 81.0% and 76.6% of total revenue for the three months ended September 30, 2016 and 2015, respectively. For the six months ended September 30, 2016 and 2015, recurring service revenue represented 81.8% and 77.7%, respectively, of total revenue.
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

Gross Profit
The following table presents our consolidated cost of revenue and gross profit for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Total cost of revenue	$55,997	$56,598	$112,812	$112,575
Gross profit	71,169	68,771	136,559	134,958
Gross margin %	56.0%	54.9%	54.8%	54.5%
Cost of revenue consists primarily of compensation expense, including share-based compensation, for personnel that deliver our products and services. Cost of revenue also includes amortization of capitalized software costs and acquired technology, third party consultant and outsourcing costs, costs associated with our EDI business partners and clearinghouses, hosting service costs, third party software costs and royalties, and other costs directly associated with delivering our products and services. Refer to Note 5, "Intangible Assets" and Note 6, "Capitalized Software Costs" of our notes to consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and acquired technology and an estimate of future expected amortization.
Share-based compensation expense included in cost of revenue was $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015 and is included in the amounts above. Share-based compensation expense included in cost of revenue was $0.3 million and $0.2 million for the six months ended September 30, 2016 and 2015 and is included in the amounts above.
Gross profit for the three months ended September 30, 2016 increased $2.4 million compared to the prior year period due primarily to the higher revenues, as discussed above, combined with a $0.6 million decrease in cost of revenue, which was driven by lower payroll costs associated with delivering support and maintenance and professional services, partially offset by amortization of the software technology intangible asset acquired from HealthFusion. As a result, the gross margin percentage increased to 56.0% for the three months ended September 30, 2016 compared to 54.9% in the prior year period.
Gross profit for the six months ended September 30, 2016 increased $1.6 million compared to the prior year period due primarily to higher revenues, as discussed above, offset by a $0.2 million increase in cost of revenue. Cost of revenue increased due to amortization of the software technology intangible asset acquired from HealthFusion, partially offset by lower payroll costs associated with delivering support and maintenance and professional services. As a result, the overall gross margin percentage remained consistent compared to the prior year period.
Selling, General and Administrative Expense
The following table presents our consolidated selling, general and administrative expense for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Selling, general and administrative	$42,790	$37,396	$83,371	$76,567
Selling, general and administrative, as a percentage of revenue	33.6%	29.8%	33.4%	30.9%
Selling, general and administrative expense consist of compensation expense, including share-based compensation, for management and administrative personnel, selling and marketing expense, facilities costs, depreciation, professional service fees, including legal and accounting services, acquisition and transaction-related costs, and other general corporate and administrative expenses.
Share-based compensation expense included in selling, general and administrative expenses was $1.4 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, and is included in the amounts above. Share-based compensation expense included in selling, general and administrative expenses was $2.4 million and $1.2 million for the six months ended September 30, 2016 and 2015, respectively, and is included in the amounts above.
Selling, general and administrative expenses increased $5.4 million for the three months ended September 30, 2016 compared to the prior year period primarily due to $2.5 million of incremental selling, general and administrative expense associated with the acquisition of HealthFusion and $3.0 million of acquisition costs primarily related to the fair value adjustments of the HealthFusion contingent consideration.

Selling, general and administrative expenses increased $6.8 million for the six months ended September 30, 2016 compared to the prior year period primarily due to $5.0 million of incremental selling, general and administrative expense associated with the acquisition of HealthFusion and $5.4 million of acquisition costs primarily related to the fair value adjustments of the HealthFusion contingent consideration, partially offset by lower payroll costs associated with the corporate restructuring plan (refer to Note 15, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information) and the disposition of the Hospital Solutions Division in October 2015.
Research and Development Costs, net
The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Gross expenditures	$20,663	$21,033	$41,835	$41,753
Capitalized software costs	(2,371)	(3,052)	(5,319)	(6,687)
Research and development costs, net	$18,292	$17,981	$36,516	$35,066

Research and development costs, as a percentage of revenue	14.4%	14.3%	14.6%	14.2%
Capitalized software costs as a percentage of gross expenditures	11.5%	14.5%	12.7%	16.0%
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
Share-based compensation expense included in research and development costs was $0.3 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and is included in the amounts above. Share-based compensation expense included in research and development costs was $0.4 million and $0.2 million for the six months ended September 30, 2016 and 2015, respectively, and is included in the amounts above.
Net research and development costs for the three months ended September 30, 2016 increased $0.3 million compared to the prior year period primarily as a result of a $0.7 million decline in capitalized software costs, offset by a $0.4 million decline in our gross expenditures. Net research and development costs for the six months ended September 30, 2016 increased $1.5 million compared to the prior year period primarily as a result of a $1.4 million decline in capitalized software costs. The acquisition of HealthFusion contributed $0.9 million and $1.5 million of net research and development costs for the three and six months ended September 30, 2016, respectively. Such increase was partially offset by lower gross expenditures from the discontinuation of the NextGen Now development project during the fourth quarter of fiscal 2016 and lower personnel costs associated with the restructuring plan.
The reduction in capitalized software costs for the three and six months ended September 30, 2016 is due to a decline in the rate of the software capitalization compared to the prior year periods, which reflects differences in the nature and status of our projects and initiatives during a given period that affects the amount of development costs that may be capitalized and the discontinuation of the NextGen Now development project.

Amortization of Acquired Intangible Assets
The following table presents our amortization of acquired intangible assets for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Amortization of acquired intangible assets	$2,617	$898	$5,321	$1,795
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
Amortization of acquired intangible assets for the three and six months ended September 30, 2016 increased $1.7 million and $3.5 million, respectively, compared to the prior year periods due to additional amortization of the customer relationships and trade name intangible assets related to the acquisition of HealthFusion. Refer to Note 5, "Business Combinations" of our notes to consolidated financial statements included elsewhere in this Report for additional information.
Restructuring Costs
During the three and six months ended September 30, 2016, we recorded $0.7 million and $4.5 million, respectively, of restructuring costs within operating expenses in our consolidated statements of comprehensive income. The restructuring costs resulted from a restructuring plan that we announced in April 2016 whereby we reduced our domestic headcount by approximately 150 employees, or approximately six percent of our U.S.-based workforce, and such costs consist primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. As of September 30, 2016, we had a remaining liability of $0.7 million related to our restructuring costs, nearly all of which we expect to settle in the third quarter of fiscal 2017. The restructuring plan is expected to be complete by the end of fiscal 2017.
The restructuring is part of a three-phase plan initiated in fiscal year 2016 that was intended to better position our organization for future success. In the first phase, we restructured the organization to more effectively support the execution of our strategy. We believe that the restructuring will reduce our costs and improve our financial performance. As we begin phase two of our reorganization, we will continue to build our infrastructure and enhance our healthcare information technology capabilities to drive future revenue growth. The third phase of the plan will consist of developing and marketing the services and solutions that we believe will accelerate revenue growth.
The overall plan also includes a multi-year initiative, called NextGen 2.0, to merge our business units into a single, streamlined, functional-based organization structure and to realign our organizational structure by consolidating the sales, marketing, information services, and software development responsibilities into single, company-wide roles in order to achieve greater efficiency.
Refer to Note 15, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information.
Interest and Other Income and Expense
The following table presents our interest expense for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Interest income	$1	$44	$9	$346
Interest expense	(803)	(3)	(1,816)	(3)
Other expense, net	(55)	(54)	(142)	(104)
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

Interest expense for the three and six months ended September 30, 2016 increased $0.8 million and $1.8 million, respectively, compared to the prior year. The increase is primarily related to the interest expense associated with our revolving credit agreement and the amortization of deferred debt issuance costs. As of September 30, 2016, we had $48.0 million in outstanding loans under the revolving credit agreement.
All other fluctuations in interest and other income and expense are not deemed significant.
Provision for Income Taxes
The following table presents our provision for income taxes for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Provision for income taxes	$1,925	$4,168	$1,608	$7,092
Effective tax rate	32.6%	33.4%	32.5%	32.6%
The effective rate for the three months ended September 30, 2016 decreased compared to the prior year period primarily due to lower qualifying production activity deductions and other discrete adjustments, offset by the impact of the federal and state research and development credit in the current period. The effective rate for the six months ended September 30, 2016 remained consistent with the prior year period because the favorable impact of the federal and state research and development credit was substantially offset by lower qualifying production activity deductions and other discrete adjustments.
Net Income
The following table presents our net income (in thousands) and net income per share and for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,987	$8,315	$3,340	$14,677
Net income per share:
Basic	$0.06	$0.14	$0.05	$0.24
Diluted	$0.06	$0.14	$0.05	$0.24
As a result of the foregoing changes in revenue and expense, net income for the three and six months ended September 30, 2016 decreased $4.3 million and $11.3 million, respectively, compared to the prior year period.
Operating Segment Information
Effective July 1, 2016, we revised our reportable operating segments. As part of our ongoing reorganization efforts, we refined the measurement of our segment data to better reflect our current internal organizational structure whereby certain functions that formerly existed within each individual operating segment have changed. Our operating segments now consist of the Software and Related Solutions segment and the RCM and Related Services segment, which is consistent with the disaggregated financial information used and evaluated by our chief operating decision maker (consisting of our Chief Executive Officer) to assess performance and make decisions about the allocation of resources. Revenue and gross profit are the key measures of segment profitability used by our chief operating decision maker to measure segment operating performance and to make key business decisions. The revenues and gross profit of each segment are derived from distinct product and services within each segment. The Software and Related Solutions segment aggregates the revenues and gross profit of our software-related products and services, including software license and hardware, software-related subscription services, support and maintenance, EDI and data services, and certain professional services, such as implementation, training, and consulting. The RCM and Related Services segment aggregates the revenues and gross profit of our RCM services and certain related ancillary service offerings.

Operating segment data for the three and six months ended September 30, 2016 and 2015 is summarized in the table below. Prior period data has been retroactively reclassified to present all segment information on a comparable basis. The change in reportable segments has no impact to consolidated revenues and consolidated cost of revenue, nor does it affect our presentation of revenue and cost of revenue on the consolidated statements of comprehensive income.

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Software and Related Solutions	$105,475	$100,536	$205,896	$197,856
RCM and Related Services	21,691	21,652	43,475	42,827
Hospital Solutions(1)	—	3,181	—	6,850
Consolidated revenue	$127,166	$125,369	$249,371	$247,533

Gross profit:
Software and Related Solutions	$69,615	$64,605	$133,162	$126,033
RCM and Related Services	7,017	6,645	14,260	13,023
Hospital Solutions(1)	—	915	—	2,638
Unallocated cost of revenue(2)	(5,463)	(3,394)	(10,863)	(6,736)
Consolidated gross profit	$71,169	$68,771	$136,559	$134,958
___________________________________
(1) The former Hospital Solutions Division was divested in October 2015 and therefore, does not represent a distinct operating segment. Historical amounts for Hospital Solutions have not been revised.
(2) Consists of amortization of acquired software technology and amortization of capitalized software costs not allocated to the operating segments for the purposes of measuring performance.
Software and Related Solutions
Software and Related Solutions revenue for the three months ended September 30, 2016 increased $4.9 million and gross profit increased $5.0 million compared to the prior year period. Software and Related Solutions revenue for the six months ended September 30, 2016 increased $8.0 million and gross profit increased $7.1 million compared to the prior year period.
The increase in revenues was driven by an increase in our software related subscription services attributed mostly to the acquisition of HealthFusion in January 2016 and an increase in EDI revenue from the addition of new clients and further penetration of our existing client base. Such increases in revenue were partially offset by a decline in software license and hardware and professional services revenue, resulting from of a shift in market dynamics toward cloud-based solutions and away from perpetual license arrangements, resulting in lower client demand for our core software products and related support and maintenance, implementation, training, and consulting services. The increase in gross profit is due primarily to the aforementioned increases in revenue.
Our goals for Software and Related Solutions include further enhancement of our existing products, including expansion of our software and service offerings that support pay-for-performance initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, enhancing our managed cloud and hosting services to lower our clients' total cost of ownership, expanding our interoperability and enterprise analytics capabilities, and further development and enhancements of our portfolio of specialty focused templates within our electronic health records software. We intend to remain at the forefront of upcoming new regulatory requirements, including meaningful use requirements for stimulus payments and recent healthcare reform that is driving the transition towards pay-for-performance, value-based reimbursement models. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within RCM and Related Services. Our acquisition of HealthFusion will allow us expand our client base and cloud-based solution capabilities in the ambulatory market and meet the needs of practices of increasing size and complexity. Our acquisitions of Mirth and Gennius improve our competitiveness in the markets and provide new clients and expanded markets for Software and Related Solutions and also support our strategy to focus on accountable care organizations around interoperability, patient engagements, population health and collaborative care management, and enterprise analytics. We believe we are well-positioned within the evolving healthcare market to deliver products and services that address the growing importance of quality collaborative care and shift from fee-for-service to value-based, pay-for-performance care.

We believe that our operating results are attributed to a strong brand name and reputation within the marketplace for healthcare information technology software and services and investments in sales and marketing activities, including new marketing campaigns, Internet advertising investments, tradeshow attendance and other expanded advertising and marketing expenditures.
RCM and Related Services
RCM and Related Services revenue for the three months ended September 30, 2016 remained consistent with the prior year period while gross profit increased $0.4 million compared to the prior year period. RCM and Related Services revenue for the six months ended September 30, 2016 increased $0.6 million and gross profit increased $1.2 million compared to the prior year period. The increase in RCM revenue was due to the addition of new clients, further penetration of our existing client base, and additional cross-sell of newer products. The increase in gross profit reflects the increase in revenues and improved profit margin due to a reduction in employee related costs.
We believe that a significant opportunity exists to continue cross selling RCM services to our existing clients. The portion of existing NextGen clients who are using RCM services is less than 10%. We are actively pursuing efforts to achieve faster growth from expanded efforts to leverage our existing sales force towards selling RCM services. We also believe that ongoing increases in the complexity of medical billing and collections processes, including the migration to value-based reimbursement models, will create additional opportunities for RCM and Related Services.
Liquidity and Capital Resources
The following table presents selected financial statistics and information for the six months ended September 30, 2016 and 2015 (in thousands):

	Six Months Ended September 30,
	2016	2015
Cash and cash equivalents and marketable securities	26,246	110,777
Unused portion of revolving credit agreement(1)	202,000	—
Total liquidity	228,246	110,777

Net income	3,340	14,677
Net cash provided by operating activities	$56,385	$13,886
_________________________
(1) As of September 30, 2016, we had our outstanding loans of $48.0 million under our $250.0 million revolving credit agreement.
Cash Flows from Operating Activities
The following table summarizes our consolidated statements of cash flows for the six months ended September 30, 2016 and 2015 (in thousands):

	Six Months Ended September 30,
	2016	2015
Net income	3,340	14,677
Non-cash expenses	34,097	16,990
Cash from net income, as adjusted	37,437	31,667

Change in deferred revenue	(5,572)	(8,846)
Change in accounts receivable	13,649	8,313
Change in other assets and liabilities	10,871	(17,248)
Net cash provided by operating activities	56,385	13,886
For the six months ended September 30, 2016, cash provided by operating activities increased $42.5 million compared to the prior year period primarily due to a $29.7 million increase in cash flows from changes in income taxes, $17.1 million increase in non-cash expenses, $8.6 million increase from changes in working capital accounts, offset by $11.3 million higher net income in the prior year period. The increase in non-cash expenses was primarily the result of higher amortization of intangibles associated with the acquisition of HealthFusion and changes in the fair value of contingent consideration liabilities.

Cash provided by operating activities has historically been, and is expected to continue to be, our primary source of cash, driven by our net income and working capital management.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended September 30, 2016 was $1.0 million compared with $13.3 million in the prior year period. The $12.3 million decrease in net cash used in investing activities is primarily due to $9.3 million of cash proceeds from the sales of marketable securities in the six months ended September 30, 2016 compared to $0.6 million of net purchases in the prior year, a $1.4 million decrease in additions to capitalized software, and a $1.0 million decrease in additions to equipment and improvements.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended September 30, 2016 was $56.3 million compared with $20.9 million in the prior year period. The increase in cash used in financing activities relates to $57.0 million of principal repayments on our revolving line of credit, partially offset by $21.4 million in dividends paid to shareholders during the prior year period.
Cash and Cash Equivalents
As of September 30, 2016, our cash and cash equivalents balance of $26.2 million reflects a $10.3 million decrease compared to $36.5 million of cash, cash equivalents and marketable securities as of March 31, 2016. This decrease primarily reflects $57.0 million of principal repayments on our revolving line of credit, offset by an increase in cash provided by operating activities, as noted above, and payment of dividends in the prior year period.
In January 2016, we entered into a $250.0 million revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. Our outstanding loans under the Credit Agreement was $48.0 million as of September 30, 2016.
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
We believe that our cash and cash equivalents and marketable securities on hand at September 30, 2016, together with our cash flows from operations and liquidity provided by the Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Contractual Obligations
The following table summarizes our significant contractual obligations at September 30, 2016 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2017 (remaining six months)	2018	2019	2020	2021	2022 and beyond
Operating lease obligations (1)	$71,661	$5,143	$10,663	$9,697	$8,787	$8,775	$28,596
Line of credit obligations	48,000	—	—	—	—	48,000	—
Contingent consideration and other acquisition related liabilities	20,600	20,600	—	—	—	—	—
Total	$140,261	$25,743	$10,663	$9,697	$8,787	$56,775	$28,596
_________________________
(1) Operating lease obligations have not been reduced by minimum sublease rentals of $2.1 million due in future periods under our non-cancelable subleases.
The deferred compensation liability as of September 30, 2016 was $6.8 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.
The uncertain tax position liability as of September 30, 2016 was $4.0 million, which is not included in the table above as the timing of expected payments is not determinable.
New Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2016, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid money market funds and short-term U.S. Treasury securities with maturities of 90 days or less at the time of purchase.
As of September 30, 2016, we had $48.0 million in outstanding loans under our revolving credit agreement. The revolving loans under the agreement bear interest at our option of either, (a) a base rate based on the highest of (i) the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank, N.A., as its prime rate, (ii) the greater of (A) the federal funds effective rate and (B) the overnight bank funding rate (as determined by the Federal Reserve Bank of New York) plus 0.50% and (iii) the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 1.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 0.50% to 1.50%, or (b) a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 1.50% to 2.50%. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of September 30, 2016 would result in a corresponding change in our annual interest expense of approximately $0.5 million. Refer to Note 7, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.
As of September 30, 2016, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2016, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against the plaintiff, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment, which the Court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, the plaintiff filed an application for reconsideration of the Court’s summary judgment order, which the Court denied. On October 28, 2015, the plaintiff filed a motion for summary judgment, seeking to dismiss our cross-complaint, which the Court denied on March 3, 2016. On May 9, 2016, the plaintiff filed a motion for summary adjudication, seeking to again dismiss our cross-complaint, which the Court denied on August 5, 2016. On August 5, 2016, the plaintiff filed a motion for judgment on the pleadings, seeking to again dismiss our cross-complaint, which the Court denied on September 2, 2016. Trial is set for April 10, 2017 on QSI’s cross-complaint. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Plaintiffs filed their opening brief and we answered. Oral argument is set for December 5, 2016. We believe that the plaintiffs’ claims are without merit and continue to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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

QUALITY SYSTEMS, INC.
Date:	October 27, 2016	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2016	By:	/s/ James R. Arnold
James R. Arnold
Chief Financial Officer (Principal Financial Officer)

Date:	October 27, 2016	By:	/s/ John K. Stumpf
John K. Stumpf
Principal Accounting Officer