Form 10-Q
period 2016-12-31
QUALITY SYSTEMS, INC
filed 2017-01-26
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

The number of outstanding shares of the Registrant’s common stock as of January 23, 2017 was 62,437,163 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$23,994	$27,176
Restricted cash and cash equivalents	4,647	5,320
Marketable securities	—	9,297
Accounts receivable, net	75,516	94,024
Inventory	252	555
Income taxes receivable	14,481	32,709
Prepaid expenses and other current assets	15,944	14,910
Total current assets	134,834	183,991
Equipment and improvements, net	26,097	25,790
Capitalized software costs, net	12,995	13,250
Deferred income taxes, net	9,780	8,198
Intangibles, net	74,722	91,675
Goodwill	185,888	188,837
Other assets	18,703	19,049
Total assets	$463,019	$530,790

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,223	$11,126
Deferred revenue	49,763	57,935
Accrued compensation and related benefits	18,620	18,670
Income taxes payable	8	91
Other current liabilities	44,338	50,238
Total current liabilities	117,952	138,060
Deferred revenue, net of current	1,312	1,335
Deferred compensation	6,738	6,357
Line of credit	25,000	105,000
Other noncurrent liabilities	14,267	10,661
Total liabilities	165,269	261,413
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 62,437 and 60,978 shares at December 31, 2016 and March 31, 2016, respectively	624	610
Additional paid-in capital	225,967	211,262
Accumulated other comprehensive loss	(653)	(481)
Retained earnings	71,812	57,986
Total shareholders' equity	297,750	269,377
Total liabilities and shareholders' equity	$463,019	$530,790

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Software license and hardware	$16,995	$16,150	$48,966	$52,026
Software related subscription services	22,546	11,705	63,911	36,388
Total software, hardware and related	39,541	27,855	112,877	88,414
Support and maintenance	39,924	39,519	116,905	125,408
Revenue cycle management and related services	20,048	21,594	62,037	62,630
Electronic data interchange and data services	21,790	20,643	65,527	61,413
Professional services	6,565	7,421	19,893	26,700
Total revenues	127,868	117,032	377,239	364,565
Cost of revenue:
Software license and hardware	5,680	6,530	19,227	20,149
Software related subscription services	9,345	5,533	27,107	17,454
Total software, hardware and related	15,025	12,063	46,334	37,603
Support and maintenance	7,299	7,537	20,903	23,874
Revenue cycle management and related services	13,462	14,381	42,052	43,573
Electronic data interchange and data services	12,662	12,437	38,232	37,302
Professional services	5,904	7,367	19,643	24,008
Total cost of revenue	54,352	53,785	167,164	166,360
Gross profit	73,516	63,247	210,075	198,205
Operating expenses:
Selling, general and administrative	37,542	39,395	120,913	115,962
Research and development costs, net	19,714	14,518	56,230	49,584
Amortization of acquired intangible assets	2,568	897	7,889	2,692
Restructuring costs	231	—	4,685	—
Total operating expenses	60,055	54,810	189,717	168,238
Income from operations	13,461	8,437	20,358	29,967
Interest income	—	60	9	406
Interest expense	(629)	(11)	(2,445)	(14)
Other expense, net	(4)	(43)	(146)	(147)
Income before provision for income taxes	12,828	8,443	17,776	30,212
Provision for income taxes	2,342	1,141	3,950	8,233
Net income	$10,486	$7,302	$13,826	$21,979
Other comprehensive income:
Foreign currency translation, net of tax	(89)	(7)	(182)	(291)
Unrealized gain (loss) on marketable securities, net of tax	—	(29)	10	(34)
Comprehensive income	$10,397	$7,266	$13,654	$21,654
Net income per share:
Basic	$0.17	$0.12	$0.22	$0.36
Diluted	$0.17	$0.12	$0.22	$0.36
Weighted-average shares outstanding:
Basic	62,093	60,867	61,645	60,548
Diluted	62,093	61,279	61,900	61,190
Dividends declared per common share	$—	$0.175	$—	$0.525
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$13,826	$21,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,562	6,577
Amortization of capitalized software costs	6,626	7,428
Amortization of other intangibles	16,953	5,402
Amortization of debt issuance costs	807	—
Loss on disposal of equipment and improvements	452	158
Provision for bad debts	2,503	2,107
Provision for inventory obsolescence	369	118
Share-based compensation	5,177	2,328
Deferred income taxes	1,367	741
Change in fair value of contingent consideration	3,797	1,201
Loss on disposition of Hospital Solutions Division	—	1,366
Changes in assets and liabilities:
Accounts receivable	16,005	11,313
Inventory	(66)	(160)
Accounts payable	(5,983)	6
Deferred revenue	(8,195)	(10,320)
Accrued compensation and related benefits	(50)	(7,706)
Income taxes	18,060	(18,395)
Deferred compensation	381	917
Other assets and liabilities	1,832	2,232
Net cash provided by operating activities	81,423	27,292
Cash flows from investing activities:
Additions to capitalized software costs	(6,371)	(11,604)
Additions to equipment and improvements	(8,242)	(9,926)
Proceeds from sales and maturities of marketable securities	9,291	5,310
Purchases of marketable securities	—	(6,024)
HealthFusion working capital adjustment payment	(282)	—
Net cash used in investing activities	(5,604)	(22,244)
Cash flows from financing activities:
Principal repayments on line of credit	(80,000)	—
Proceeds from issuance of shares under employee plans	999	732
Dividends paid	—	(32,125)
Net cash used in financing activities	(79,001)	(31,393)
Net increase decrease in cash and cash equivalents	(3,182)	(26,345)
Cash and cash equivalents at beginning of period	27,176	118,993
Cash and cash equivalents at end of period	$23,994	$92,648

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,455	$27,653
Cash refunds from income taxes	$19,932	$2,079
Cash paid for interest	$1,670	$—
Common stock issued for Mirth share-based contingent consideration	$9,273	$9,273
Non-cash investing and financing activities:
Tenant improvement allowance from landlord	$3,094	$1,324
Dividends declared but not paid	$—	$10,726
Unpaid additions to equipment and improvements	$80	$226
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
Basis of Presentation. The accompanying unaudited consolidated financial statements as of December 31, 2016 and for the three and nine months ended December 31, 2016 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
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
Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Costs and expenses:
Cost of revenue	$144	$101	$459	$300
Research and development costs, net	273	67	690	280
Selling, general and administrative	1,584	575	4,028	1,748
Total share-based compensation	2,001	743	5,177	2,328
Income tax benefit	(718)	(225)	(1,825)	(701)
Decrease in net income	$1,283	$518	$3,352	$1,627

Recent Accounting Standards. Recent accounting pronouncements requiring implementation in future periods are discussed below or in the notes, where applicable.
In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Although it does not provide a definition of restricted cash or restricted cash equivalents, it states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 is effective for us in the first quarter of fiscal 2019, and we do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-16 is effective for us in the first quarter of fiscal 2019, and we are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to add and clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows to eliminate diversity in practice related to how such cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 is effective for us in the first quarter of fiscal 2019, and we do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The amendments in this update are to be applied differently upon adoption with certain amendments being applied prospectively, retrospectively and under a modified retrospective transition method. We expect to adopt ASU 2016-09 in the first quarter of fiscal 2018, and we do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
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
We have established a cross-functional team to assess the potential impact of the new revenue standard. Our assessment process consists of reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and identifying appropriate changes to our business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. Our initial assessment of the impact of the new revenue standard on our current business processes, systems and controls are expected to be completed during fiscal 2017. Additionally, we are currently evaluating the potential impact that the implementation of this new revenue standard will have on our consolidated financial statements as well as selection of the method of adoption. We currently do not expect to implement this new standard prior to the required effective date.
We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2016 and March 31, 2016:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	December 31, 2016
ASSETS
Cash and cash equivalents (1)	$23,994	$23,994	$—	$—
Restricted cash and cash equivalents	4,647	4,647	—	—
	$28,641	$28,641	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$18,367	$—	$18,367	$—
	$18,367	$—	$18,367	$—

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2016
ASSETS
Cash and cash equivalents (1)	$27,176	$27,176	$—	$—
Restricted cash and cash equivalents	5,320	5,320	—	—
Marketable securities (2)	9,297	9,297	—	—
	$41,793	$41,793	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$23,843	$—	$—	$23,843
	$23,843	$—	$—	$23,843
___________________________________
(1) Cash equivalents consist primarily of money market funds.
(2) Marketable securities consist of available-for-sale money market instruments and fixed-income securities, including certificates of deposit, corporate bonds and notes, and municipal securities.
The contingent consideration liability as of December 31, 2016 relates to the acquisition of HealthFusion (see Note 3). Prior to December 31, 2016, we had assessed the fair value of the contingent consideration liability on a recurring basis and any adjustments to fair value subsequent to the measurement period were reflected in the consolidated statements of comprehensive income. Key assumptions included discount rates and probability-adjusted achievement estimates of certain revenue targets that were not observable in the market. The categorization of the framework used to measure fair value of the contingent consideration liability was previously considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. As of the end of the measurement period on December 31, 2016, the actual revenue achievement rate was utilized to compute the ending contingent consideration liability. Accordingly, the contingent consideration liability was transferred into the Level 2 valuation hierarchy because the fair value was determined based on other significant observable inputs.

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the nine months ended December 31, 2016:

Total Liabilities
Balance at April 1, 2016	$23,843
Settlement of contingent consideration related to Mirth	(9,273)
Fair value adjustments	3,797
Transfer of HealthFusion contingent consideration to Level 2	(18,367)
Balance at December 31, 2016	$—

During the nine months ended December 31, 2016, we issued shares of common stock to settle $9,273 in contingent consideration liabilities related to the acquisition of Mirth and recorded $3,797 of fair value adjustments to contingent consideration liabilities, of which $3,367 was related to HealthFusion and $430 was related to Mirth. During the three months ended December 31, 2016, we recorded a benefit of $2,033 for fair value adjustments of contingent consideration liabilities related to HealthFusion. The fair value adjustments to contingent consideration liabilities are included as a component of selling, general and administrative expense in the consolidated statements of comprehensive income.
We believe that the fair value of other financial assets and liabilities, including accounts receivable, accounts payable, and line of credit, approximate their respective carrying values due to their nominal credit risk.

Non-Recurring Fair Value Measurements
We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the nine months ended December 31, 2016, we recorded certain adjustments to HealthFusion goodwill (see Note 3).

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
The preliminary purchase price totals $183,049, which includes preliminary working capital and other customary adjustments and the fair value of contingent consideration related to an additional $25,000 of cash in the form of an earnout, subject to HealthFusion achieving certain revenue targets through December 31, 2016. The initial estimated fair value of contingent consideration of $16,700 was based on a Monte Carlo-based valuation model that considered, among other assumptions and inputs, our estimate of projected HealthFusion revenues. As of December 31, 2016, the fair value of the contingent consideration was $18,367.
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
The preliminary amount of goodwill represents the excess of the preliminary purchase price over the preliminary net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of HealthFusion was determined as the excess of the preliminary purchase price over the net acquisition date fair values of the acquired assets and the liabilities assumed, and is not deductible for tax purposes. HealthFusion operates under our Software and Related Solutions segment. During the nine months ended December 31, 2016, we recorded a $2,949 adjustment to HealthFusion goodwill related to changes in deferred taxes based on the filing of final tax returns.
The total preliminary purchase price for the HealthFusion acquisition is summarized as follows:

Initial purchase price	$165,000
Contingent consideration	16,700
Preliminary working capital and other adjustments	1,349
Total preliminary purchase price	$183,049

January 4, 2016
Preliminary fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$2,225
Accounts receivable, net	1,514
Prepaid expenses and other current assets	4,645
Equipment and improvements, net	767
Capitalized software costs, net	307
Other assets	700
Accounts payable	(1,085)
Accrued compensation and related benefits	(533)
Deferred revenue	(1,067)
Deferred income taxes, net	(9,078)
Other liabilities	(2,721)
Total preliminary net tangible assets acquired and liabilities assumed	(4,326)
Preliminary fair value of identifiable intangible assets acquired:
Software technology	42,500
Customer relationships	28,500
Trade name	4,000
Goodwill	112,375
Total preliminary identifiable intangible assets acquired	187,375
Total preliminary purchase price	$183,049

4. Goodwill
We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We have not identified any events or circumstances as of December 31, 2016 that would require an interim goodwill impairment test. During the nine months ended December 31, 2016, we recorded certain adjustment to HealthFusion goodwill (see Note 3).
We do not amortize goodwill as it has been determined to have an indefinite useful life.
We have also determined that the change in reportable operating segments as a result of our ongoing reorganization efforts (see Note 14) did not have a significant impact on the amount of goodwill that is allocated to each reporting unit and each reportable operating segment. Goodwill by reportable operating segment consists of the following:

	December 31, 2016	March 31, 2016
Software and Related Solutions	$153,598	$156,547
RCM and Related Services	32,290	32,290
Total goodwill	$185,888	$188,837

5. Intangible Assets
Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	December 31, 2016
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$50,550	$5,480	$67,810	$123,840
Accumulated amortization	(26,693)	(1,821)	(20,604)	(49,118)
Net intangible assets	$23,857	$3,659	$47,206	$74,722

	March 31, 2016
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$50,550	$7,368	$67,810	$125,728
Accumulated amortization	(19,618)	(2,895)	(11,540)	(34,053)
Net intangible assets	$30,932	$4,473	$56,270	$91,675
Amortization expense related to customer relationships and trade name and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $2,568 and $898 for the three months ended December 31, 2016 and 2015, respectively. Amortization expense related to software technology recorded as cost of revenue was $3,007 and $903 for the three months ended December 31, 2016 and 2015, respectively.
Amortization expense related to customer relationships and trade name and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $7,889 and $2,692 for the nine months ended December 31, 2016 and 2015, respectively. Amortization expense related to software technology recorded as cost of revenue was $9,064 and $2,710 for the nine months ended December 31, 2016 and 2015, respectively.
The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of December 31, 2016:

	Amortization Expense Recorded As:
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2017 (remaining three months)	2,527	2,963	5,490
2018	7,264	11,851	19,115
2019	4,852	11,851	16,703
2020	3,855	11,851	15,706
2021	3,006	7,968	10,974
2022 and beyond	6,012	722	6,734
Total	$27,516	$47,206	$74,722

6. Capitalized Software Costs
Our capitalized software costs are summarized as follows:

	December 31, 2016	March 31, 2016
Gross carrying amount	$103,070	$96,699
Accumulated amortization	(90,075)	(83,449)
Net capitalized software costs	$12,995	$13,250
Amortization expense related to capitalized software costs was $1,807 and $2,499 for the three months ended December 31, 2016 and 2015, respectively, and is recorded as cost of revenue in the consolidated statements of comprehensive income. Amortization expense related to capitalized software costs was $6,626 and $7,428 for the nine months ended December 31, 2016 and 2015, respectively.
The following table presents the remaining estimated amortization of capitalized software costs as of December 31, 2016. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2017 (remaining three months)	$1,500
2018	5,300
2019	4,300
2020	1,895
Total	$12,995

7. Line of Credit
On January 4, 2016, we entered into a $250,000 revolving credit agreement (“Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. The Credit Agreement is secured by substantially all of our existing and future property and material domestic subsidiaries. The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans. The Credit Agreement matures on January 4, 2021 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. The revolving loans under the Credit Agreement will be available for letters of credit, working capital and general corporate purposes. We were in compliance with all covenants under the Credit Agreement as of December 31, 2016.
As of December 31, 2016, we had $25,000 in outstanding loans and $225,000 of unused credit under the Credit Agreement.
During the three months ended December 31, 2016, we recorded $359 of interest expense and $269 in amortization of deferred debt issuance costs related to the Credit Agreement. During the nine months ended December 31, 2016, we recorded $1,631 of interest expense and $807 in amortization of deferred debt issuance costs related to the Credit Agreement.

8. Composition of Certain Financial Statement Captions

Accounts receivable may include amounts invoiced for undelivered products and services at each period end. Undelivered products and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	December 31, 2016	March 31, 2016
Accounts receivable, gross	$86,388	$104,467
Sales return reserve	(8,623)	(7,541)
Allowance for doubtful accounts	(2,249)	(2,902)
Accounts receivable, net	$75,516	$94,024

Inventory is comprised of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2016	March 31, 2016
Prepaid expenses	$13,448	$11,804
Other current assets	2,496	3,106
Prepaid expenses and other current assets	$15,944	$14,910

Equipment and improvements are summarized as follows:

	December 31, 2016	March 31, 2016
Computer equipment	$21,483	$32,213
Internal-use software	10,899	10,201
Furniture and fixtures	10,561	9,799
Leasehold improvements	16,538	13,408
Equipment and improvements, gross	59,481	65,621
Accumulated depreciation and amortization	(33,384)	(39,831)
Equipment and improvements, net	$26,097	$25,790

The current portion of deferred revenues are summarized as follows:

	December 31, 2016	March 31, 2016
Professional services	$22,005	$23,128
Software license, hardware and other	10,469	14,913
Support and maintenance	8,948	11,902
Software related subscription services	8,341	7,992
Deferred revenue	$49,763	$57,935

Accrued compensation and related benefits are summarized as follows:

	December 31, 2016	March 31, 2016
Payroll, bonus and commission	$10,617	$9,683
Vacation	8,003	8,987
Accrued compensation and related benefits	$18,620	$18,670

Other current and noncurrent liabilities are summarized as follows:

	December 31, 2016	March 31, 2016
Contingent consideration and other liabilities related to acquisitions	$18,367	$24,153
Care services liabilities	4,647	5,339
Customer credit balances and deposits	3,973	4,123
Accrued EDI expense	2,270	2,604
Accrued consulting and outside services	2,194	3,650
Accrued self insurance expense	1,898	1,862
Accrued outsourcing costs	1,613	1,604
Deferred rent	1,409	828
Accrued legal expense	758	864
Accrued royalties	740	2,341
Employee benefit plan withholdings	639	213
Sales tax payable	333	655
Other accrued expenses	5,497	2,002
Other current liabilities	$44,338	$50,238

Deferred rent	$9,538	$6,577
Uncertain tax position and related liabilities	4,729	4,084
Other noncurrent liabilities	$14,267	$10,661

9. Income Taxes
The provision for income taxes for the three months ended December 31, 2016 was $2,342 and the provision for income taxes for the three months ended December 31, 2015 was $1,141. The effective tax rates were 18.3% and 13.5% for the three months ended December 31, 2016 and 2015, respectively. The effective rate for the three months ended December 31, 2016 increased compared to the prior year period primarily due to the impact of lower qualifying production activity deductions in the current period, certain non-deductible acquisition-related costs, and a discrete valuation allowance, offset by federal and state research and development credit and other discrete adjustments.
The provision for income taxes for the nine months ended December 31, 2016 was $3,950 and the provision for income taxes for the nine months ended December 31, 2015 was $8,233. The effective tax rates were 22.2% and 27.3% for the nine months ended December 31, 2016 and 2015, respectively. The effective rate for the nine months ended December 31, 2016 decreased compared to the prior year period primarily due to favorable discrete adjustments for federal and state research and development credit, offset by non-deductible acquisition-related costs, lower qualifying production activity deductions in the current period, and other discrete adjustments.
The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain state credits, state net operating loss carryforwards, and foreign accumulated minimum tax credits, for which we have recorded a valuation allowance.
Uncertain tax positions
We had liabilities of $4,729 and $4,084 for unrecognized tax benefits related to various federal, state and local income tax matters as of December 31, 2016 and March 31, 2016, respectively. If recognized, this amount would reduce our effective tax rate.
We are no longer subject to U.S. federal income tax examinations for tax years before 2013. With few exceptions, we are no longer subject to state income tax examinations for tax years before 2012. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

10. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Earnings per share — Basic:
Net income	$10,486	$7,302	$13,826	$21,979
Weighted-average shares outstanding — Basic	62,093	60,867	61,645	60,548
Net income per common share — Basic	$0.17	$0.12	$0.22	$0.36

Earnings per share — Diluted:
Net income	$10,486	$7,302	$13,826	$21,979
Weighted-average shares outstanding	62,093	60,867	61,645	60,548
Effect of potentially dilutive securities	—	412	255	642
Weighted-average shares outstanding — Diluted	62,093	61,279	61,900	61,190
Net income per common share — Diluted	$0.17	$0.12	$0.22	$0.36

The computation of diluted net income per share does not include 3,054 and 3,015 options to acquire shares of common stock for the three and nine months ended December 31, 2016, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 1,839 and 1,789 options to acquire shares of common stock for the three and nine months ended December 31, 2015, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

11. Share-Based Awards
Employee Stock Option and Incentive Plans
In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of December 31, 2016, there were 969,565 outstanding options and 567 outstanding shares of restricted stock awards under the 2005 Plan.
In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. The 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2015 Plan, awards under the 2015 Plan will fully vest under certain circumstances. As of December 31, 2016, there were 1,994,750 outstanding options, 933,165 outstanding shares of restricted stock awards, 123,082 outstanding shares of performance stock awards, and 8,079,983 shares available for future grant under the 2015 Plan.
The following table summarizes the stock option transactions during the nine months ended December 31, 2016:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2016	2,447,286	$19.55	6.3	$574
Granted	1,056,500	12.82	7.4
Forfeited/Canceled	(539,471)	22.13	4.7
Outstanding, December 31, 2016	2,964,315	$16.68	6.4	$377
Vested and expected to vest, September 30, 2016	2,652,038	$16.93	6.3	$329
Exercisable, December 31, 2016	586,120	$25.05	3.9	$11

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Expected term	6.3 years	3.9 years	6.0 - 6.6 years	3.8 - 3.9 years
Expected volatility	37.1%	38.9%	36.9% - 37.4%	38.3% - 38.9%
Expected dividends	—%	5.3%	—%	4.1% - 5.3%
Risk-free rate	1.5%	1.3%	1.2% - 1.5%	1.3% - 1.6%
The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2016 and 2015 was $4.92 and $3.33 per share, respectively.

During the nine months ended December 31, 2016, a total of 1,056,500 options to purchase shares of common stock were granted under the 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expiration
November 1, 2016	50,000	$12.71	Four years	November 1, 2024
July 11, 2016	150,000	$12.60	Four years	July 11, 2024
May 31, 2016	100,000	$12.71	Five years	May 31, 2024
May 25, 2016	216,500	$12.78	Four years	May 25, 2024
May 24, 2016	540,000	$12.93	Four years	May 24, 2024
Fiscal year 2017 grants	1,056,500
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.
Non-vested stock option award activity during the nine months ended December 31, 2016 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2016	1,859,750	$4.67
Granted	1,056,500	4.92
Vested	(276,595)	4.30
Forfeited/Canceled	(261,460)	4.38
Outstanding, December 31, 2016	2,378,195	$4.72
As of December 31, 2016, $8,662 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.2 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2016 and 2015 was $1,189 and $1,564, respectively.
Restricted stock awards activity during the nine months ended December 31, 2016 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2016	191,247	$14.44
Granted	857,456	12.81
Vested	(68,309)	14.29
Canceled	(46,662)	12.78
Outstanding, December 31, 2016	933,732	$12.80
Share-based compensation expense related to restricted stock awards was $1,054 and $249 for the three months ended December 31, 2016 and 2015, respectively. Share-based compensation expense related to restricted stock awards was $2,571 and $664 for the nine months ended December 31, 2016 and 2015, respectively.
The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally two years.
As of December 31, 2016, $9,930 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.2 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.
On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was not significant for the three and nine months ended December 31, 2016.

Employee Share Purchase Plan
On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of December 31, 2016, we have issued 209,876 shares under the Purchase Plan and 3,790,124 shares are available for future issuance.
Share-based compensation expense recorded for the employee share purchase plan was $70 and $70 for the three months ended December 31, 2016 and 2015, respectively. Share-based compensation expense recorded for the employee share purchase plan was $277 and $216 for the nine months ended December 31, 2016 and 2015, respectively.

12. Concentration of Credit Risk
We had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at December 31, 2016. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Plaintiffs filed their opening brief and we answered. Oral argument was held on December 5, 2016. The Court's decision remains pending. We believe that the plaintiffs' claims are without merit and continue to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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

Operating segment data for the three and nine months ended December 31, 2016 and 2015 is summarized in the table below. Prior period data has been retroactively reclassified to present all segment information on a comparable basis. The change in reportable segments has no impact to consolidated revenues and consolidated cost of revenue, nor does it affect our presentation of revenue and cost of revenue on the consolidated statements of comprehensive income.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenue:
Software and Related Solutions	$106,958	$93,927	$312,854	$291,783
RCM and Related Services	20,910	22,486	64,385	65,313
Hospital Solutions(1)	—	619	—	7,469
Consolidated revenue	$127,868	$117,032	$377,239	$364,565

Gross profit (loss):
Software and Related Solutions	$71,252	$58,949	$204,414	$184,982
RCM and Related Services	7,077	7,769	21,337	20,792
Hospital Solutions(1)	—	(69)	—	2,569
Unallocated cost of revenue(2)	(4,813)	(3,402)	(15,676)	(10,138)
Consolidated gross profit	$73,516	$63,247	$210,075	$198,205
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

15. Restructuring Plan
In fiscal year 2016, we initiated a three-phase plan intended to better position our organization for future success. We implemented a series of actions with the objective of achieving greater synergies and further integration of our products and services in support of our business strategies, and enabling a more efficient, integrated and client-centered delivery of the holistic solutions that we believe is required by our ambulatory care clients. We also transformed our management team with the appointment of a new chief executive officer, chief financial officer, chief technology officer, chief strategy officer, and chief client officer. In the first phase, we redesigned the organization to more effectively support the execution of our strategy. Under phase two of our reorganization, we will continue to build our infrastructure and enhance our healthcare information technology capabilities to drive future revenue growth. The third phase of the plan will consist of developing and marketing the services and solutions that we believe will accelerate revenue growth.
The overall plan also includes a multi-year initiative, called NextGen 2.0, to merge our business units into a more streamlined, functional-based organization structure and to realign our organizational structure by consolidating the sales, marketing, information services, and software development responsibilities into single, company-wide roles in order to achieve greater efficiency. As a result, our reportable segments have changed and may change again due to such changes in the organization of our business.
The first phase was completed in April 2016, when we announced a corporate restructuring plan, which was approved by our Board of Directors. During the three and nine months ended December 31, 2016, we recorded $231 and $4,685, respectively, of restructuring costs within operating expenses in our consolidated statements of comprehensive income. The restructuring costs consist primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, which were accrued when it was probable that the benefits will be paid and the amount were reasonably estimable. The remaining restructuring liability as of December 31, 2016 was not significant. The restructuring plan is expected to be complete by the end of fiscal 2017.

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
We continue to evaluate the organizational structure of our company with the objective of achieving greater synergies and further integration of our products and services, in support of our business strategies. In fiscal 2016, we initiated a three-phase plan to better position our organization for future success. In the first phase, we redesigned the organization to more effectively support the execution of our strategy. We also transformed our management team with the appointment of a new chief executive officer, chief financial officer, chief technology officer, chief strategy officer, and chief client officer. This first phase was completed in April 2016, when we announced a corporate restructuring plan intended to enable a more efficient, integrated and client-centered delivery of the holistic solutions that we believe is required by our ambulatory care clients. The restructuring plan includes merging our business units into a more streamlined, functional-based organization structure. We are now beginning phase two of our reorganization, which includes building and enhancing the capabilities that will drive future revenue growth. The third phase of the plan will consist of developing and marketing the services and solutions that we believe will accelerate revenue growth.
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

Results of Operations
The following table sets forth the percentage of revenue represented by each item in our consolidated statements of comprehensive income for the three and nine months ended December 31, 2016 and 2015 (certain percentages below may not sum due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Software license and hardware	13.3%	13.8%	13.0%	14.3%
Software related subscription services	17.6	10.0	16.9	10.0
Total software, hardware and related	30.9	23.8	29.9	24.3
Support and maintenance	31.2	33.8	31.0	34.4
Revenue cycle management and related services	15.7	18.5	16.4	17.2
Electronic data interchange and data services	17.0	17.6	17.4	16.8
Professional services	5.1	6.3	5.3	7.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Software license and hardware	4.4	5.6	5.1	5.5
Software related subscription services	7.3	4.7	7.2	4.8
Total software, hardware and related	11.8	10.3	12.3	10.3
Support and maintenance	5.7	6.4	5.5	6.5
Revenue cycle management and related services	10.5	12.3	11.1	12.0
Electronic data interchange and data services	9.9	10.6	10.1	10.2
Professional services	4.6	6.3	5.2	6.6
Total cost of revenue	42.5	46.0	44.3	45.6
Gross profit	57.5	54.0	55.7	54.4
Operating expenses:
Selling, general and administrative	29.4	33.7	32.1	31.8
Research and development costs, net	15.4	12.4	14.9	13.6
Amortization of acquired intangible assets	2.0	0.8	2.1	0.7
Restructuring costs	0.2	—	1.2	—
Total operating expenses	47.0	46.8	50.3	46.1
Income from operations	10.5	7.2	5.4	8.2
Interest income	—	0.1	—	0.1
Interest expense	(0.5)	—	(0.6)	—
Other expense, net	—	—	—	—
Income before provision for income taxes	10.0	7.2	4.7	8.3
Provision for income taxes	1.8	1.0	1.0	2.3
Net income	8.2%	6.2%	3.7%	6.0%

Revenues
The following table presents our consolidated revenues for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Software license and hardware	$16,995	$16,150	$48,966	$52,026
Software related subscription services	22,546	11,705	63,911	36,388
Total software, hardware and related	39,541	27,855	112,877	88,414

Support and maintenance	39,924	39,519	116,905	125,408
Revenue cycle management and related services	20,048	21,594	62,037	62,630
Electronic data interchange and data services	21,790	20,643	65,527	61,413
Professional services	6,565	7,421	19,893	26,700
Total revenues	$127,868	$117,032	$377,239	$364,565
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
Consolidated revenue for the three months ended December 31, 2016 increased $10.8 million compared to the prior year period, which was driven primarily by subscription sales of the MediTouch® cloud-based system acquired from HealthFusion in January 2016 and lower level of sales credits and related reserves, which were partially offset by lower RCM revenue due to lower net new bookings.
Consolidated revenue for the nine months ended December 31, 2016 increased $12.7 million compared to the prior year period as a result of $27.5 million higher subscriptions related mostly to sales of the MediTouch® cloud-based system, partially offset by lower software license and hardware revenue, lower professional services revenue, and lower support and maintenance revenue. The decline in software license and hardware revenue was mostly caused by a shift in market dynamics toward cloud-based solutions and away from perpetual license arrangements, which has also resulted in lower demand for our professional services, including implementation, training, and consulting services. The decline in support and maintenance is due primarily to the disposition of the former Hospital Solutions Division in October 2015 and net attrition in products sold with accompanying maintenance.
RCM revenue decreased $1.5 million and $0.6 million for the three and nine months ended December 31, 2016 and 2015, respectively, due to lower net new bookings. EDI revenue increased $1.1 million and $4.1 million for the three and nine months ended December 31, 2016 and 2015, respectively, due to addition of new clients and further penetration of our existing client base.
Recurring service revenue, consisting of software related subscription services, support and maintenance, RCM, and EDI, represented 81.6% and 79.9% of total revenue for the three months ended December 31, 2016 and 2015, respectively. For the nine months ended December 31, 2016 and 2015, recurring service revenue represented 81.7% and 78.4%, respectively, of total revenue.
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

Gross Profit
The following table presents our consolidated cost of revenue and gross profit for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Total cost of revenue	$54,352	$53,785	$167,164	$166,360
Gross profit	73,516	63,247	210,075	198,205
Gross margin %	57.5%	54.0%	55.7%	54.4%
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
Share-based compensation expense included in cost of revenue was $0.1 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively, and is included in the amounts in the table above. Share-based compensation expense included in cost of revenue was $0.5 million and $0.3 million for the nine months ended December 31, 2016 and 2015, respectively, and is included in the amounts in the table above.
Gross profit for the three months ended December 31, 2016 increased $10.3 million compared to the prior year period due primarily to higher revenues as discussed above and a lower level of sales credits and related reserves, which were offset by a $0.6 million increase in cost of revenue. Cost of revenue increased due to amortization of the software technology intangible asset acquired from HealthFusion, partially offset by lower amortization of previously capitalized software development costs and lower payroll costs associated with delivering support and maintenance and professional services. The gross margin percentage increased to 57.5% for the three months ended December 31, 2016 compared to 54.0% in the prior year period.
Gross profit for the nine months ended December 31, 2016 increased $11.9 million compared to the prior year period due also to higher revenues as discussed above, offset by a $0.8 million increase in cost of revenue. Cost of revenue increased due to amortization of the software technology intangible asset acquired from HealthFusion, partially offset by lower payroll costs associated with delivering support and maintenance and professional services. The gross margin percentage increased to 55.7% for the nine months ended December 31, 2016 compared to 54.4% in the prior year period.
Selling, General and Administrative Expense
The following table presents our consolidated selling, general and administrative expense for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Selling, general and administrative	$37,542	$39,395	$120,913	$115,962
Selling, general and administrative, as a percentage of revenue	29.4%	33.7%	32.1%	31.8%
Selling, general and administrative expense consist of compensation expense, including share-based compensation, for management and administrative personnel, selling and marketing expense, facilities costs, depreciation, professional service fees, including legal and accounting services, acquisition and transaction-related costs, and other general corporate and administrative expenses.
Share-based compensation expense included in selling, general and administrative expenses was $1.6 million and $0.6 million for the three months ended December 31, 2016 and 2015, respectively, and is included in the amounts in the table above. Share-based compensation expense included in selling, general and administrative expenses was $4.0 million and $1.7 million for the nine months ended December 31, 2016 and 2015, respectively, and is included in the amounts in the table above.
Selling, general and administrative expenses decreased $1.9 million for the three months ended December 31, 2016 compared to the prior year period primarily because we incurred $3.7 million of acquisition-related costs related to the acquisition of HealthFusion in the prior year period, a $1.8 million loss on the disposition of the former Hospital Solutions Division in the prior year period, and recorded a current period benefit of $2.0 million related to fair value adjustments of the HealthFusion contingent consideration, which were partially offset by higher legal expense related shareholder litigation and additional selling, general and administrative expense associated with the acquisition of HealthFusion.
Selling, general and administrative expenses increased $5.0 million for the nine months ended December 31, 2016 compared to the prior year period primarily due to $3.4 million of fair value adjustments of the HealthFusion contingent consideration recorded in the current period, higher legal expense related shareholder litigation, and additional selling, general and administrative expense associated with the acquisition of HealthFusion, partially offset by lower payroll costs associated with the corporate restructuring plan (refer to Note 15, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information) and the disposition of the Hospital Solutions Division in October 2015.
Research and Development Costs, net
The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Gross expenditures	$20,766	$19,435	$62,601	$61,188
Capitalized software costs	(1,052)	(4,917)	(6,371)	(11,604)
Research and development costs, net	$19,714	$14,518	$56,230	$49,584

Research and development costs, as a percentage of revenue	15.4%	12.4%	14.9%	13.6%
Capitalized software costs as a percentage of gross expenditures	5.1%	25.3%	10.2%	19.0%
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
Share-based compensation expense included in research and development costs was $0.3 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively, and is included in the amounts in the table above. Share-based compensation expense included in research and development costs was $0.7 million and $0.3 million for the nine months ended December 31, 2016 and 2015, respectively, and is included in the amounts in the table above.
Net research and development costs for the three months ended December 31, 2016 increased $5.2 million compared to the prior year period primarily as a result of a $3.9 million decline in capitalized software costs and a $1.3 million increase in our gross expenditures. Net research and development costs for the nine months ended December 31, 2016 increased $6.6 million compared to the prior year period primarily as a result of a $5.2 million decline in capitalized software costs and a $1.4 million increase in our gross expenditures. The acquisition of HealthFusion contributed $1.2 million and $2.8 million of net research and development costs for the three and nine months ended December 31, 2016, respectively. Such increase was partially offset by lower gross expenditures from the discontinuation of the NextGen Now development project during the fourth quarter of fiscal 2016 and lower personnel costs associated with the restructuring plan.
The reduction in capitalized software costs for the three and nine months ended December 31, 2016 is due to a decline in the rate of the software capitalization compared to the prior year periods, which reflects differences in the nature and status of our projects and initiatives during a given period that affects the amount of development costs that may be capitalized, the discontinuation of the NextGen Now development project, and the recent releases of the next major version of our core software products.

Amortization of Acquired Intangible Assets
The following table presents our amortization of acquired intangible assets for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Amortization of acquired intangible assets	$2,568	$897	$7,889	$2,692
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
Amortization of acquired intangible assets for the three and nine months ended December 31, 2016 increased $1.7 million and $5.2 million, respectively, compared to the prior year periods due to additional amortization of the customer relationships and trade name intangible assets related to the acquisition of HealthFusion. Refer to Note 5, "Business Combinations" of our notes to consolidated financial statements included elsewhere in this Report for additional information.
Restructuring Costs
During the three and nine months ended December 31, 2016, we recorded $0.2 million and $4.7 million, respectively, of restructuring costs within operating expenses in our consolidated statements of comprehensive income. The restructuring costs resulted from a restructuring plan that we announced in April 2016, and such costs consist primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. The remaining restructuring liability as of December 31, 2016 was not significant. The restructuring plan is expected to be complete by the end of fiscal 2017.
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
The overall plan also includes a multi-year initiative, called NextGen 2.0, to merge our business units into a more streamlined, functional-based organization structure and to realign our organizational structure by consolidating the sales, marketing, information services, and software development responsibilities into single, company-wide roles in order to achieve greater efficiency.
Refer to Note 15, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information.
Interest and Other Income and Expense
The following table presents our interest expense for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Interest income	$—	$60	$9	$406
Interest expense	(629)	(11)	(2,445)	(14)
Other expense, net	(4)	(43)	(146)	(147)
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
Interest expense for the three and nine months ended December 31, 2016 increased $0.6 million and $2.4 million, respectively, compared to the prior year. The increase is primarily related to the interest expense associated with our revolving credit agreement and the amortization of deferred debt issuance costs. As of December 31, 2016, we had $25.0 million in outstanding loans under the revolving credit agreement.
All other fluctuations in interest and other income and expense are not deemed significant.
Provision for Income Taxes
The following table presents our provision for income taxes for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Provision for income taxes	$2,342	$1,141	$3,950	$8,233
Effective tax rate	18.3%	13.5%	22.2%	27.3%
The effective rate for the three months ended December 31, 2016 increased compared to the prior year period primarily due to the impact of lower qualifying production activity deductions in the current period, certain non-deductible acquisition-related costs, and a discrete valuation allowance, offset by federal and state research and development credit and other discrete adjustments.
The effective rate for the nine months ended December 31, 2016 decreased compared to the prior year period primarily due to favorable discrete adjustments for federal and state research and development credit, offset by non-deductible acquisition-related costs, lower qualifying production activity deductions in the current period, and other discrete adjustments.
Net Income
The following table presents our net income (in thousands) and net income per share and for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income	$10,486	$7,302	$13,826	$21,979
Net income per share:
Basic	$0.17	$0.12	$0.22	$0.36
Diluted	$0.17	$0.12	$0.22	$0.36
As a result of the foregoing changes in revenue and expense, net income for the three and nine months ended December 31, 2016 decreased $3.2 million and $8.2 million, respectively, compared to the prior year period.
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

Operating segment data for the three and nine months ended December 31, 2016 and 2015 is summarized in the table below. Prior period data has been retroactively reclassified to present all segment information on a comparable basis. The change in reportable segments has no impact to consolidated revenues and consolidated cost of revenue, nor does it affect our presentation of revenue and cost of revenue on the consolidated statements of comprehensive income.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenue:
Software and Related Solutions	$106,958	$93,927	$312,854	$291,783
RCM and Related Services	20,910	22,486	64,385	65,313
Hospital Solutions(1)	—	619	—	7,469
Consolidated revenue	$127,868	$117,032	$377,239	$364,565

Gross profit:
Software and Related Solutions	$71,252	$58,949	$204,414	$184,982
RCM and Related Services	7,077	7,769	21,337	20,792
Hospital Solutions(1)	—	(69)	—	2,569
Unallocated cost of revenue(2)	(4,813)	(3,402)	(15,676)	(10,138)
Consolidated gross profit	$73,516	$63,247	$210,075	$198,205
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
Software and Related Solutions
Software and Related Solutions revenue for the three months ended December 31, 2016 increased $13.0 million and gross profit increased $12.3 million compared to the prior year period. Software and Related Solutions revenue for the nine months ended December 31, 2016 increased $21.1 million and gross profit increased $19.4 million compared to the prior year period.
The increase in revenues for the three months ended December 31, 2016 was driven by an increase in our software related subscription services attributed mostly to the acquisition of HealthFusion in January 2016 and an increase in EDI revenue from the addition of new clients and further penetration of our existing client base, which were partially offset by a decline in professional services revenue, resulting from a recent decline in demand for our core software products and related services.
The increase in revenues for the nine months ended December 31, 2016 was also driven by an increase in our software related subscription services attributed mostly to the acquisition of HealthFusion in January 2016 and an increase in EDI revenue from the addition of new clients and further penetration of our existing client base, which were partially offset by a decline in software license and hardware and professional services revenue, resulting from a shift in market dynamics toward cloud-based solutions and away from perpetual license arrangements, resulting in lower client demand for our core software products and related support and maintenance, implementation, training, and consulting services.
The increase in gross profit for the three and nine months ended December 31, 2016 is due primarily to the aforementioned increases in revenue, which were offset by an increase in cost of revenue. Cost of revenue increased due to amortization of the software technology intangible asset acquired from HealthFusion, partially offset by lower amortization of previously capitalized software development costs and lower payroll costs associated with delivering support and maintenance and professional services. Gross profit for the three months ended December 31, 2016 was also positively impacted due to a lower level of sales credits and related reserves compared to the prior year period.
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
RCM and Related Services
RCM and Related Services revenue for the three months ended December 31, 2016 decreased $1.6 million compared to the prior period due to lower net new bookings. Gross profit for the three months ended December 31, 2016 decreased $0.7 million due to the decline in revenues, partially offset by a reduction in employee-related costs.
RCM and Related Services revenue for the nine months ended December 31, 2016 decreased $0.9 million compared to the prior year period due to lower net new bookings. Gross profit for the nine months ended December 31, 2016 increased $0.5 million due to lower employee related costs, partially offset by a decline in revenue.
We believe that a significant opportunity exists to continue cross selling RCM services to our existing clients. The portion of existing NextGen clients who are using RCM services is approximately 10%. We are actively pursuing efforts to achieve faster growth from expanded efforts to leverage our existing sales force towards selling RCM services. We also believe that ongoing increases in the complexity of medical billing and collections processes, including the migration to value-based reimbursement models, will create additional opportunities for RCM and Related Services.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the nine months ended December 31, 2016 and 2015 (in thousands):

	Nine Months Ended December 31,
	2016	2015
Cash and cash equivalents and marketable securities	$23,994	$104,813
Unused portion of revolving credit agreement(1)	225,000	—
Total liquidity	$248,994	$104,813

Net income	$13,826	$21,979
Net cash provided by operating activities	$81,423	$27,292
_________________________
(1) As of December 31, 2016, we had our outstanding loans of $25.0 million under our $250.0 million revolving credit agreement.
Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and the Credit Agreement.
Cash and Cash Equivalents
As of December 31, 2016, our cash and cash equivalents balance of $24.0 million reflects a $12.5 million decrease compared to $36.5 million of cash, cash equivalents and marketable securities as of March 31, 2016. This decrease primarily reflects $80.0 million of principal repayments on our revolving line of credit, partially offset by an increase in cash provided by operating activities as discussed further below, and payment of dividends in the prior year period.
In January 2016, we entered into a $250.0 million revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. Our outstanding loans under the Credit Agreement was $25.0 million as of December 31, 2016.

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
Our investment policy is determined by our Board of Directors. Excess cash, if any, may be invested in very liquid short term assets including tax exempt and taxable money market funds, certificates of deposit and short term municipal bonds with average maturities of 365 days or less at the time of purchase. Our Board of Directors continues to review alternate uses for our cash including an expansion of our investment policy and other items. Any or all of these programs could significantly impact our investment income in future periods.
We believe that our cash and cash equivalents and marketable securities on hand at December 31, 2016, together with our cash flows from operations and liquidity provided by the Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Cash Flows from Operating Activities
The following table summarizes our consolidated statements of cash flows for the nine months ended December 31, 2016 and 2015 (in thousands):

	Nine Months Ended December 31,
	2016	2015
Net income	$13,826	$21,979
Non-cash expenses	45,613	27,426
Cash from net income, as adjusted	$59,439	$49,405

Change in deferred revenue	$(8,195)	$(10,320)
Change in accounts receivable	16,005	11,313
Change in other assets and liabilities	14,174	(23,106)
Net cash provided by operating activities	$81,423	$27,292
For the nine months ended December 31, 2016, cash provided by operating activities increased $54.1 million compared to the prior year period. The increase is primarily due to a $36.5 million increase in cash flows from changes in income taxes, $10.0 million higher net income, as adjusted for non-cash expenses, and a $6.8 million increase from changes in accounts receivable and deferred revenue. Non-cash expenses increased to $45.6 million for the nine months ended December 31, 2016 compared to $27.4 million in the prior year primarily due to higher amortization of intangibles associated with the acquisition of HealthFusion and changes in the fair value of contingent consideration liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended December 31, 2016 was $5.6 million compared with $22.2 million in the prior year period. The $16.6 million decrease in net cash used in investing activities is primarily due to $9.3 million of cash proceeds from the sales of marketable securities in the nine months ended December 31, 2016 compared to $0.7 million of net purchases in the prior year period, a $5.2 million decrease in additions to capitalized software, and a $1.7 million decrease in additions to equipment and improvements.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended December 31, 2016 was $79.0 million compared with $31.4 million in the prior year period. The increase in cash used in financing activities relates to $80.0 million of principal repayments on our revolving line of credit in the current year period, partially offset by $32.1 million in dividends paid to shareholders during the prior year period.

Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2016 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2017 (remaining three months)	2018	2019	2020	2021	2022 and beyond
Operating lease obligations (1)	$71,136	$2,816	$10,980	$10,116	$9,222	$9,226	$28,776
Line of credit obligations	25,000	—	—	—	—	25,000	—
Contingent consideration and other acquisition related liabilities	18,567	18,567	—	—	—	—	—
Total	$114,703	$21,383	$10,980	$10,116	$9,222	$34,226	$28,776
_________________________
(1) Operating lease obligations have not been reduced by minimum sublease rentals of $1.9 million due in future periods under our non-cancelable subleases.
The deferred compensation liability as of December 31, 2016 was $6.7 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.
The uncertain tax position liability as of December 31, 2016 was $4.7 million, which is not included in the table above as the timing of expected payments is not determinable.
New Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2016, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.
As of December 31, 2016, we had $25.0 million in outstanding loans under our revolving credit agreement. The revolving loans under the agreement bear interest at our option of either, (a) a base rate based on the highest of (i) the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank, N.A., as its prime rate, (ii) the greater of (A) the federal funds effective rate and (B) the overnight bank funding rate (as determined by the Federal Reserve Bank of New York) plus 0.50% and (iii) the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 1.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 0.50% to 1.50%, or (b) a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 1.50% to 2.50%. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of December 31, 2016 would result in a corresponding change in our annual interest expense of approximately $0.3 million. Refer to Note 7, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.
As of December 31, 2016, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of December 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Plaintiffs filed their opening brief and we answered. Oral argument was held on December 5, 2016. The Court's decision remains pending. We believe that the plaintiffs’ claims are without merit and continue to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Filed Herewith

10.1*	Form of Change of Control Severance Agreement, entered into with the Company's named executive officers effective December 27, 2016.
10.2*
Form of Performance Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.

10.3*
Form of Restricted Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.

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
* This exhibit is a management contract or a compensatory plan or arrangement, which were filed as Exhibits to the Company’s Current Report on Form 8-K filed January 3, 2017.
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

QUALITY SYSTEMS, INC.
Date:	January 25, 2017	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date:	January 25, 2017	By:	/s/ James R. Arnold
James R. Arnold
Chief Financial Officer (Principal Financial Officer)

Date:	January 25, 2017	By:	/s/ John K. Stumpf
John K. Stumpf
Principal Accounting Officer